Form 10-Q
period 2007-03-31
Super Micro Computer, Inc.
filed 2007-05-11
CIK 1375365

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33383

Super Micro Computer, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0353939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

980 Rock Avenue

San Jose, CA 95131

(Address of principal executive offices)

(408) 503-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at April 30, 2007
Common Stock, $.001 par value per share	30,157,455 shares

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,828	$16,509
Short-term investments	—	53
Accounts receivable, net of allowances of $531 and $664 at June 30, 2006 and March 31, 2007, respectively (including amounts receivable from a related party of $310 and $769 at June 30, 2006 and March 31, 2007, respectively)	32,777	22,252
Inventories, net	72,996	57,612
Deferred income taxes	3,440	3,440
Prepaid expenses and other current assets	5,339	1,311

Total current assets	135,380	101,177
Property, plant and equipment, net	31,165	29,605
Other assets	262	219

Total assets	$166,807	$131,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $23,492 and $28,825 at June 30, 2006 and March 31, 2007, respectively)	$66,177	$52,019
Accrued liabilities	14,348	8,891
Income tax payable	1,556	1,085
Accrued litigation loss	—	575
Advances from receivable financing arrangements	944	800
Current portion of capital lease obligations	170	165
Current portion of long-term debt	645	616

Total current liabilities	83,840	64,151
Deferred income taxes-noncurrent	300	398
Long-term capital lease obligations-net of current portion	31	64
Long-term debt-net of current portion	18,134	18,621

Total liabilities	102,305	83,234

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 40,000,000
Issued and outstanding shares: 22,174,264 and 22,971,550 at June 30, 2006 and March 31, 2007, respectively	12,616	10,536
Deferred stock compensation	(1,746)	(2,563)
Retained earnings	53,632	39,794

Total stockholders’ equity	64,502	47,767

Total liabilities and stockholders’ equity	$166,807	$131,001

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net sales (including related party sales of $775 and $1,432 in three months ended March 31, 2006 and 2007, respectively and $2,988 and $5,703 in nine months ended March 31, 2006 and 2007, respectively)	$105,659	$75,886	$309,448	$212,528
Cost of sales (including related party purchases of $20,476 and $24,435 in three months ended March 31, 2006 and 2007, respectively and $60,591 and $69,438 in nine months ended March 31, 2006 and 2007, respectively)	87,592	61,100	254,381	171,557

Gross profit	18,067	14,786	55,067	40,971

Operating expenses:
Research and development	5,143	4,412	15,637	11,313
Sales and marketing	3,485	2,324	8,968	7,070
General and administrative	3,278	1,714	8,789	4,703
Provision for (reversal of) litigation loss	—	575	(120)	575

Total operating expenses	11,906	9,025	33,274	23,661

Income from operations	6,161	5,761	21,793	17,310
Interest income	69	64	190	179
Interest expense	(369)	(334)	(1,040)	(915)
Other income, net	—	1	—	2

Income before income tax provision	5,861	5,492	20,943	16,576
Income tax provision	1,790	1,906	7,105	5,979

Net income	$4,071	$3,586	$13,838	$10,597

Net income per share:
Basic	$0.18	$0.16	$0.62	$0.48
Diluted	$0.13	$0.11	$0.43	$0.34
Shares used in per share calculation:
Basic	22,277,339	21,971,132	22,226,460	21,964,218
Diluted	32,434,182	32,048,534	32,373,284	30,804,738

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES:
Net income	$13,838	$10,597
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,179	890
Stock-based compensation expense	1,673	849
Allowance for doubtful accounts	172	15
Allowance for sales returns	2,950	1,736
Loss on disposal of property and equipment	2	1
Deferred income taxes	(98)	—
Gain on short-term investments	—	(8)
Changes in operating assets and liabilities:
Accounts receivable, net (including decreases in related party balances of $(47) and $(459) during the nine months ended March 31, 2006 and 2007, respectively)	(13,647)	(8,958)
Inventories, net	(15,384)	(20,654)
Prepaid expenses and other current assets	(715)	(278)
Accounts payable (including increases in related party balances of $15,993 and $5,333 during the nine months ended March 31, 2006 and 2007, respectively)	14,177	26,601
Income tax payable	538	(2,629)
Accrued litigation loss	(575)	575
Accrued liabilities	5,457	1,283

Net cash provided by operating activities	9,567	10,020

INVESTING ACTIVITIES:
Proceeds from maturity of short-term investments	53	1,826
Purchases of short-term investments	—	(51)
Purchases of property and equipment	(2,642)	(10,471)
Other assets	(43)	(69)

Net cash used in investing activities	(2,632)	(8,765)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	8,939
Repayment of long-term debt	(458)	(2,522)
Proceeds from exercise of stock options	1,157	345
Payment of obligations under capital leases	(137)	(68)
Advances under receivable financing arrangements	144	539
Payment of offering costs	(3,322)	—

Net cash provided by (used in) financing activities	(2,616)	7,233

Net increase in cash and cash equivalents	4,319	8,488
Cash and cash equivalents at beginning of year	16,509	11,170

Cash and cash equivalents at end of year	$20,828	$19,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$852	$916
Cash paid for taxes	$6,665	$8,612
Non-cash investing and financing activities:
Equipment purchased under capital leases	$109	$155
Deferred stock-based compensation related to stock option grants	$—	$2,345
Reversal of deferred stock-based compensation for cancellation of stock options	$133	$28
Accrued costs for property and equipment purchases	$112	$101
Accrued offering costs	$706	$—

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization

Super Micro Computer, Inc. was incorporated in California on September 28, 1993 and reincorporated in Delaware on March 19, 2007. As a result of the reincorporation, the condensed consolidated financial statements have been adjusted to give retroactive effect to the establishment of par value for Super Micro Computer’s common stock. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has wholly owned subsidiaries in the Netherlands and Taiwan.

Note 2. Recently Issued Accounting Standards

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting the provisions of FIN 48 on its consolidated financial position, results of operations or cash flows.

SAB No. 108

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company applied the guidance in SAB 108 as of July 1, 2006. The application of SAB 108 did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in SFAS No. 159. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations or cash flows.

Note 3. Stock-based Compensation

Stock-Split

On January 10, 2007, the Company’s Board of Directors approved a two-for-one common stock split and an increase in the number of authorized common shares to 40,000,000. All share and per share information in the consolidated financial statements has been adjusted to give retroactive effect to the split.

Plans

The 1998 Stock Option Plan (the “1998 Plan”) authorizes the Board of Directors to grant options to employees, directors and consultants to purchase shares of the Company’s common stock. At March 31, 2007, 13,000,000 shares of the Company’s common stock have been reserved for issuance under the 1998 Plan. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% and 85%, respectively, of the fair value. Options generally expire ten years after the date of grant. The vesting of stock options is determined by the Board of Directors and may not exceed five years. Generally, options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the nine months ended March 31, 2007, the Company granted 1,656,330 options under the 1998 Plan.

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved will automatically increase on July 1, 2007 and each subsequent anniversary through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan is effective upon its approval by the stockholders of the Company on January 8, 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter.

Options to Nonemployees

The Company has issued options to non-employees. The options generally vest over four years and expire ten years from the date of issuance. For the three and nine months ended March 31, 2006 and 2007, the Company recorded compensation expense of $94,000, $(22,000), $204,000, and $12,000, respectively, associated with these options. Pursuant to the provisions of SFAS No. 123, the fair value of the options issued was determined based on fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case the fair value was estimated at the vesting date using the Black-Scholes model with the following assumptions: risk-free interest rate, 4.58% to 4.90% and 4.56% to 4.76%, respectively, for the three months ended March 31, 2006 and 2007, and 4.16% to 4.90% and 4.56% to 5.09%, respectively, for the nine months ended March 31, 2006 and 2007, contractual life of ten years, expected dividend yield of zero, and expected volatility of 81%, 43%, 81% and 43% to 81% for three and nine months ended March 31, 2006 and 2007, respectively. Unamortized deferred stock compensation relating to non-employees was $12,000 and $50,000 at March 31, 2007 and June 30, 2006, respectively. The fair value and compensation expense included in the unvested portion of such award is subject to adjustments as the fair value of the Company’s common stock changes over the vesting period.

Stock-Based Compensation

Prior to July 1, 2006, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148. Under APB 25, when the exercise price of the Company’s employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures, an Amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for companies who voluntarily change to the fair value-based method of accounting for stock-based employee compensation in accordance to SFAS No. 123, Accounting for Stock-Based Compensation, and enhances the disclosure requirements. This statement was effective upon its issuance.

The Company accounts for equity instruments granted to nonemployees under SFAS No. 123, EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling Goods or Services and Financial Accounting Standards Board Interpretation No. (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The options are recorded at fair value under SFAS No. 123 and are measured and recognized in accordance with EITF Issue No. 96-18 and FIN 28.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in fiscal 2007.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise factors.

Expected Volatility—Expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input and the Company has no plans to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Estimated Forfeitures—The estimated forfeiture rate is based on the Company’s historical forfeiture rates and the estimate is revised in subsequent periods if actual forfeitures differ from the estimate.

The fair value of stock option grants for the three and nine months ended March 31, 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007
Risk-free interest rate	4.50%	4.50%-4.60%
Expected life	4.04 years	4.04-4.38 years
Dividend yield	0%	0%
Volatility	42.65%	42.65%-50.51%
Estimated forfeitures	3.30%-15.16%	3.30%-15.16%
Weighted-average fair value	$3.14	$4.98

The total intrinsic value of options exercised during the three and nine months ended March 31, 2007 was $5.3 million and $5.8 million, respectively. The fair value of options accounted for in accordance with SFAS No. 123(R) and vested for the three and nine months ended March 31, 2007 was $486,000 and 977,000, respectively. As of March 31, 2007, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $6.5 million, which will be recognized over a weighted-average vesting period of approximately 4 years.

The following tables shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2006 and 2007 (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Cost of sales	$84	$25	$168	$77
Research and development	304	133	785	336
Sales and marketing	81	75	270	193
General and administrative	215	102	450	243

Stock-based compensation expense before taxes	684	335	1,673	849
Income tax benefit	(219)	(88)	(175)	(237)

Stock-based compensation expense, net	$465	$247	$1,498	$612

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. The Company had no excess tax benefits in the three and nine months ended March 31, 2007 resulting from the adoption of SFAS No. 123(R).

Stock Option Activity

The following table summaries stock option activity during the nine months ended March 31, 2007 under all stock option plans (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	14,351,160	$1.40
Granted	1,656,330	$11.29
Exercised	(797,286)	$1.45
Forfeited or cancelled	(194,296)	$6.63

Outstanding at March 31, 2007	15,015,908	$2.42	4.95	$103,173
Exercisable at March 31, 2007	12,252,037	$1.30	4.05	$94,845

Note 4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, comprised of incremental common shares, issuable upon the exercise of stock options are included in diluted net income per share, using the treasury stock method, to the extent such shares are dilutive.

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Net income	$4,071	$3,586	$13,838	$10,597
Denominator:
Basic weighted-average number of common shares outstanding	22,277	21,972	22,226	21,964
Dilutive common stock options	10,157	10,076	10,147	8,841

Diluted weighted-average number of common shares outstanding	32,434	32,048	32,373	30,805

Basic net income per share	$0.18	$0.16	$0.62	$0.48
Diluted net income per share	$0.13	$0.11	$0.43	$0.34

Note 5. Balance Sheet Components (in thousands)

Inventories:

	March 31, 2007	June 30, 2006
Finished goods	$53,697	$39,371
Work in process	388	387
Purchased parts and raw materials	18,911	17,854

Total inventories, net	$72,996	$57,612

Property and Equipment:

	March 31, 2007	June 30, 2006
Land	$13,859	$13,859
Buildings	13,162	13,162
Building and leasehold improvements	2,942	2,109
Machinery and equipment	3,855	2,673
Furniture and fixtures	1,355	722
Purchased software	916	840

	36,089	33,365
Accumulated depreciation	(4,924)	(3,760)

Property, plant and equipment, net	$31,165	$29,605

The costs of assets under capital leases were $402,000 and $510,000 as of June 30, 2006 and March 31, 2007, respectively, and accumulated amortization was $46,000 and $89,000, respectively.

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Balance as of beginning of period	$1,726	$1,159	$1,462	$1,595
Provision for warranty	1,308	629	3,109	884
Costs charged to accrual	(982)	(526)	(2,519)	(1,217)

Balance as of end of period	$2,052	$1,262	$2,052	$1,262

Note 6. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been preapproved by these financing companies. The financing company then collects the receivable from the customer. For the three and nine months ended March 31, 2006 and 2007, such sales transactions totaled approximately $4,528,000, $4,853,000, $11,515,000 and $11,220,000, respectively. At March 31, 2007 and June 30, 2006, approximately $944,000 and $800,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 12.24% to 19.56% and 13.65% to 21.48% per annum, depending on the customers’ credit ratings, for the year ended June 30, 2006 and the nine months ended March 31, 2007, respectively.

Note 7. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	March 31, 2007	June 30, 2006
Building loans	$17,801	$18,237
Small Business Administration loan	978	1,000
Capital leases (Note 10)	201	229

Total	18,980	19,466
Current portion	(815)	(781)

Long-term portion	$18,165	$18,685

In March 2001, the Company borrowed $8,712,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through April 1, 2021. As of June 30, 2006 and March 31, 2007, the total outstanding borrowings were $7,360,000 and $7,139,000, respectively, with interest at 6.25% through April 2006 and 6.75% from May 2006 to April 2011. The interest rate from May 2011 through April 2021 is adjusted every five years and is equal to 1.75% plus the United States 5-Year Treasury bond rate rounded to the nearest 1/8%. Under the terms of the agreement, as amended in June 2006, the Company is required to maintain a debt coverage ratio. The Company was in compliance with the ratio at March 31, 2007 and June 30, 2006.

In May 2001, the Company borrowed $1,300,000 under a Small Business Administration loan. The loan is secured by certain property owned by the Company, and the principal and interest are payable monthly through May 1, 2021. As of June 30, 2005, the total outstanding borrowing was $1,148,000 with interest at 6.42% per annum plus 1.26% per annum as loan fees. In October 2005, the Company paid off the loan for $1,182,000.

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of June 30, 2006 and March 31, 2007, the total outstanding borrowings were $4,085,000 and $4,016,000, respectively, with interest at 5.28% per annum through May 2007. The interest rate from May 2007 through May 2029 is equal to the prime rate in effect on the first business day of the month in which a change occurs as published in the Wall Street Journal on the next business day.

In September 2005, the Company obtained two loans totaling $7,920,000 from a bank to purchase a building in San Jose, California. Both loans are secured by the property purchased and the assignment of all rent on the property purchased. The first loan of $6,930,000 is repayable in equal monthly installments through September 2010. As of June 30, 2006 and March 31, 2007, the total outstanding borrowings were $6,792,000 and $6,646,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year Treasury Notes plus 1.65% per annum. The second loan of $990,000 was paid off using a Small Business Administration loan of $1,019,000 on November 16, 2005. The second loan is secured by the property purchased and guaranteed by two officers/shareholders of the Company. As of June 30, 2006 and March 31, 2007, the total outstanding borrowings were $1,000,000 and $978,000, respectively, with interest at 6.6% per annum through November 16, 2010, and then it is adjusted every five years based on the index as defined in the loan agreement. The Small Business Administration loan is repayable in equal monthly installments through November 1, 2025.

As of March 31, 2007, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $29,792,000 and $27,873,000, respectively. As of June 30, 2006, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $28,992,000 and $27,450,000, respectively.

As of March 31, 2007, the Company had an unused revolving line of credit totaling $5,000,000 that matures on November 1, 2007 and the interest rate on this credit line is equal to the lender’s established prime rate of 8.25% per annum.

Note 8. Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with its subsidiaries (Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 4.4% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family matters own approximately 46.3% of Ablecom.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom, an outsourced manufacturer beginning in 1997 for the sole purpose of providing design and manufacturing services. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased.

Under the distribution agreement, Ablecom purchases from the Company server products for distribution in Taiwan. The pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $20,476,000, $24,435,000, $60,591,000 and $69,438,000, and sold products to Ablecom totaling approximately $775,000, $1,432,000, $2,988,000 and $5,703,000, for the three and nine months ended March 31, 2006 and 2007, respectively. Amounts owed to the Company by Ablecom as of June 30, 2006 and March 31, 2007, were approximately $310,000 and $769,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2006 and March 31, 2007, were approximately $23,492,000 and $28,825,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 45 and 170 days of invoice. For the three and nine months ended March 31, 2006 and 2007, the Company received $74,000, $40,000, $90,000 and $89,000, respectively from Ablecom for penalty charges, and paid approximately $26,000, $66,000, $64,000 and $346,000, respectively in miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or can not sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $1.0 million and $1.6 million at March 31, 2007 and June 30, 2006, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses, if any, of Ablecom.

Tatung—Tatung is a significant contract manufacturer for the Company and a less than 10% stockholder of the Company.

The Company has a product manufacturing agreement (“product manufacturing agreement”) with Tatung.

Under the product manufacturing agreement, the Company outsources a significant portion of its design and manufacturing of components such as motherboards to Tatung. Tatung agrees to design products according to the Company’s specifications.

The Company purchased contract manufacturing services and products from Tatung totaling approximately $3,520,000, $3,096,000, $9,569,000 and $15,787,000 and sold products to Tatung totaling approximately $15,000, $2,145,000, $15,000 and

$4,518,000, for the three and nine months ended March 31, 2006 and 2007, respectively. The amounts owed to the Company by Tatung as of June 30, 2006 and March 31, 2007, were approximately $83,000 and $2,053,000, respectively. The amounts owed to Tatung by the Company as of June 30, 2006 and March 31, 2007, were approximately $4,988,000 and $4,478,000, respectively. Historically, the Company has paid Tatung the majority of invoiced dollars between 50 and 130 days of invoice.

Note 9. Provision for Income Taxes

The Company recorded provisions for income taxes of $1,906,000 and $5,979,000 for the three and nine months ended March 31, 2006, respectively. The Company recorded provisions for income taxes of $1,790,000 and 7,105,000 for the three and nine months ended March 31, 2007, respectively. The effective tax rate for the three and nine months ended March 31, 2007 differs from the federal and state statutory rate primarily due to research and development credits, foreign sales corporation tax benefits, domestic production activities deduction and certain stock compensation expenses for which deferred tax assets can not be recorded in accordance with SFAS 123R. The effective tax rate for the three and nine months ended March 31, 2006 differs from the federal and state net statutory income tax rates primarily due to research and development credits, foreign sales corporation tax benefits and the use of foreign net operating losses.

Note 10. Commitments and Contingencies

Litigation and Claims—The Company has been a defendant in a lawsuit with Digitechnic, S.A., a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial Court found in favor of Digitechnic and awarded damages totaling $1,178,000. The Company accrued for these damages in its consolidated financial statements as of June 30, 2004, as the best estimate of its loss in this situation. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded $11,000 to the Company for legal expenses. Accordingly, the Company reversed the $1,178,000 accrued in fiscal 2005. Digitechnic has appealed the Paris Court of Appeals decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. Pending a new hearing, the trial court ruling is reinstated. Although the Company cannot predict with certainty the final outcome of this litigation, it believes the claim to be without merit and intends to continue to defend it vigorously. Management believes that the ultimate resolution of this matter will not result in a material adverse impact on the Company’s results of operations, cash flows or financial position.

In August, September and November 2006, the Company entered into settlement agreements regarding certain claims relating to the sale of its products in violation of export control laws. In August 2006, the Company entered into a plea agreement with the U.S. Department of Justice, the principal terms of which included entering a guilty plea to one charge of violating federal export regulations and payment of approximately $150,000 in fines. The plea agreement has been approved by the U.S. District Court. The Company has also entered into a settlement agreement with the Bureau of Industry and Security of the Department of Commerce pursuant to which the Company has acknowledged violations of the Export Administration Regulations and agreed to pay a fine of approximately $125,000. Finally, on November 10, 2006, the Company entered into a settlement agreement with the Office of Foreign Assets Control of the Department of the Treasury (“OFAC”), pursuant to which the Company made a payment of a fine of $179,000.

On September 2, 2005, Rackable Systems, Inc. filed a lawsuit against the Company in federal court for the Northern District of California, alleging causes of action for patent infringement under two United States patents. The complaint seeks compensatory damages, treble damages for willful infringement, interest, attorneys’ fees and injunctive relief. On February 5, 2007, the Court entered an order summarily adjudicating Rackable’s patent regarding front mounted I/O connectors as invalid due to indefiniteness. As to Rackable’s patent regarding back-to-back placement, the Court entered an order that five of the claims were invalid due to indefiniteness. On May 1, 2007, the Company has settled the claims on terms which have no adverse effect on our business, financial condition and result of operations. On May 3, 2007, the Court approved the settlement terms.

In addition to the above, the Company is involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

Lease Commitments—The Company leases equipments under noncancelable operating leases which expire at various dates through 2011. In addition, the Company leases certain of its equipments under capital leases.

Note 11. Segment Reporting

The Company operates in one operating segment and develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2006 and 2007, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales:
United States	$60,531	$43,338	$179,798	$119,960
United Kingdom	6,041	4,230	16,216	10,938
Germany	6,779	7,621	21,540	20,906
Rest of Europe	12,551	10,485	35,854	31,353
Asia	17,845	8,866	48,619	24,845
Other	1,912	1,346	7,421	4,526

	$105,659	$75,886	$309,448	$212,528

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$38,779	36.7%	$26,214	34.5%	$110,707	35.8%	$71,130	33.5%
Serverboards and other components	66,880	63.3%	49,672	65.5%	198,741	64.2%	141,398	66.5%

Total	$105,659	100.0%	$75,886	100.0%	$309,448	100.0%	$212,528	100.0%

Serverboards and other components are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of components done by the Company.

Note 12. Subsequent Events

Initial Public Offering (IPO)

On April 3, 2007, the Company completed its IPO in which the Company sold 6,400,000 shares of its common stock and selling stockholders sold 2,800,000 shares (including 1,200,000 shares sold pursuant to the underwriters’ over-allotment option). At a public offering price of $8.00 per share, the underwriters exercised the over-allotment option in full on April 3, 2007. The net proceeds of the IPO to the Company were $43.6 million, net of underwriters’ discounts and offering expenses of approximately $7.6 million. Following the completion of this offering, Steve Liang, Ablecom’s Chief Executive Officer, and Tatung held approximately 2.3% and 1.7%, respectively, of the Company’s outstanding common stock as of April 3, 2007.

Claims Settlement

On May 1, 2007, the Company settled the previously reported lawsuit entitled Rackable Systems, Inc., v. Super Micro Computer, Inc., Case No. C05-03561 PJH, filed in the United States District Court for the Northern District of California, on terms in which no amounts were payable by either party and which have no adverse effect on the Company’s business, financial condition and result of operations. The Court approval of the settlement terms was obtained on May 3, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described under “Risk Factors” below and in other parts of this Form 10-Q. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. For the three and nine months ended March 31, 2006 and 2007, net sales of optimized servers were $26.2 million, $38.8 million, $71.1 million and $111.0 million, respectively, and net sales of serverboards and components were $49.7 million, $66.9 million, $141.4 million and $198.7 million, respectively.

We commenced operations in 1993 and have been profitable every year since inception. For the three and nine months ended March 31, 2006 and 2007, our net sales were $75.9 million, $105.7 million, $212.5 million and $309.4 million, respectively, and our net income was $3.6 million, $4.1 million, $10.6 million and $13.8 million, respectively.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For the three and nine months ended March 31, 2006 and 2007, we derived approximately 75%, 73%, 77% and 69%, respectively, of our net sales from products sold to distributors, and we derived approximately 25%, 27%, 23% and 31%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in for the three months or the nine months ended March 31, 2006 or 2007. For both the three months ended March 31, 2006 and 2007, approximately 57% and 43% of our net sales were to customers in the United States and outside of the United States, respectively. For the nine months ended March 31, 2006, approximately 56% and 44% of our net sales were from customers in the United States and outside the United States, respectively, compared to approximately 58% and 42%, respectively, for the nine months ended March 31, 2007.

We perform the majority of our research and development efforts in-house. For the three and nine months ended March 31, 2006 and 2007, research and development expenses represented approximately 5.8%, 4.9%, 5.3% and 5.1% of our net sales, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. This arrangement enables us to maintain our cost structure and to benefit from our suppliers’ and contract manufacturers’ research and development and economies of scale.

One of our key suppliers is Ablecom, which supplies us with contract design and manufacturing support. For the three and nine months ended March 31, 2006 and 2007, our purchases from Ablecom represented approximately 33.5%, 27.9%, 35.3% and 27.3% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We plan to expand our warehousing capacity and our manufacturing relationship with Ablecom in China in an effort to reduce our cost of sales. Ablecom is expanding operations from Taiwan to a larger facility in China. In addition to providing a larger volume of contract manufacturing services for us, Ablecom will warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in revenues, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. We also solicit input from our customers to understand their future needs as we design and develop our products.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2006, for example, refer to the fiscal year ended June 30, 2006.

Revenues and Expenses

Net sales. Net sales consist of sales of our server solutions, including server systems and components. The main factors which impact our net sales are unit volumes shipped and average selling prices. The prices for server systems range widely depending upon the configuration, and the prices for our components vary based on the type of component. As with most electronics-based products, average selling prices typically are highest at the time of introduction of new products which utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products.

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses, equipment and facility expenses, warranty costs and inventory write-offs. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. We expect cost of sales to increase in absolute dollars in the future from an expected increase in net sales. Costs of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales, as a percentage of net sales, is generally lower on server systems than on components. Because we do not have long-term fixed supply agreements, our cost of sales is subject to change based on market conditions.

Research and development expenses. Research and development expenses consist of the personnel and related expenses of our research and development teams, and materials and supplies, consulting services, third party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We expect that research and development expenses will continue to increase in absolute dollars in the future as we increase our investment in developing new products and adding new features in current products, but such expenditures may fluctuate as a percentage of net sales.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, costs for tradeshows, independent sales representative fees and marketing programs. From time to time, we receive cooperative marketing funding from certain suppliers. Under these programs, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. Similarly, we from time to time offer our distributors cooperative marketing funding which has the effect of increasing our expenses. The timing, magnitude and estimated usage of our programs and those of our suppliers can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, either by us or our suppliers, typically increases in connection with significant product releases by us or our suppliers. We expect sales and marketing expenses to continue to increase in absolute dollars, but that such expenditures will decline as a percentage of net sales.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit and tax fees. We expect general and administrative expenses to continue to increase significantly on an absolute dollar basis to support our anticipated growth and cover additional costs associated with being a public company, such as regulatory reporting requirements, Sarbanes-Oxley compliance, higher insurance premiums and investor relations, but such expenses may fluctuate as a percentage of net sales.

Interest expense and other, net. Interest expense and other, net represents the net of our interest expense on the building loans for our owned facilities and a Small Business Administration loan offset by interest earned on our cash balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to the tax benefit of research and development tax credits and the extraterritorial income exclusion.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to inventory valuations, income taxes, cooperative marketing accruals, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following are our most critical accounting policies as they require our more significant judgments in the preparation of our financial statements.

Revenue recognition. We account for revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Under the provisions of SAB No. 104, we recognize revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. Our standard arrangement with our customers includes a signed purchase order or contract, free-on-board shipping point terms, except for a few customers who have free-on-board destination terms and revenue is recognized when the products arrive at the destination, 30 to 60 days payment terms, and no customer acceptance provisions. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, we have a sale arrangement with an OEM that has limited product return rights. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Credits that we issued pursuant to these provisions were $46,000, $44,000, $62,000 and $129,000 for the three and nine months ended March 31, 2006 and 2007, respectively. We do not commit to future price reductions with any of our customers.

We have an immaterial amount of service revenue relating to non-warranty repairs, which is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Change in accounting estimate for marketing cooperative accruals. We follow Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria. In accordance with EITF Issue No. 01-9, we record advertising costs meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations. For those advertising costs that do not meet the criteria set forth in EITF Issue No. 01-9, the amounts are recorded as a reduction to sales in the accompanying condensed consolidated statements of operations.

Prior to fiscal year 2007, we had recognized the maximum potential amount of the reimbursement for which the resellers were entitled (that is, no reduction for breakage was made) as we lacked sufficient historical experience to make a reasonably reliable estimate. Beginning in fiscal year 2007, we determined that we had sufficient history of unclaimed cooperative marketing funds to make reasonably reliable estimates. Accordingly, we determined an estimate of unclaimed cooperative marketing funds breakage of approximately 27% for our cooperative marketing accruals. This change in accounting estimate had a favorable impact on income before income taxes of approximately $415,000 for the nine months ended March 31, 2007. The effect on net income for this period was an increase of approximately $274,000 and the effect on earnings per common share was an increase of $0.01 in net income per share—both basic and fully diluted.

Product warranties. We offer product warranties ranging from 12 to 36 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for excess and obsolescence and write-down the valuation of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit.

Accounting for income taxes. We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry-forwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Stock-based compensation. We account for stock-based compensation awards issued to our employees prior to July 1, 2006 using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted with exercise prices less than the fair value of the underlying common stock at the option grant date. Deferred stock-based compensation based on outstanding stock options as of March 31, 2007 is approximately $1.7 million. We determine our amortization expense following a straight-line attribution method. Forfeitures of unvested options resulting from employee terminations result in the reversal during the period of forfeiture of previously expensed stock compensation associated with the unvested options. Stock compensation from vested options, whether forfeited or not, is not reversed. Accordingly, increases in stock option grants for any reason, including increases associated with increases in employee headcount, have been associated with increases in amortization of stock compensation during periods when our grants were at exercise prices below the deemed fair value of the common stock. Decreases result from the timing of significant grants in earlier periods relative to grants in subsequent periods, reversal of stock compensation from forfeited, unvested options and the timing of grants within each period and the corresponding impact on period-to-period amortization. Subsequent to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), on July 1, 2006 as discussed under “Recently Issued Accounting Standards” below, only new grants made after adoption of SFAS No. 123(R) become subject to the provisions of SFAS No. 123(R). We are not required to record additional amounts of deferred stock-based compensation expense for grants made prior to adoption of SFAS No. 123(R) and will continue to recognize the balance of deferred stock-based compensation as of July 1, 2006 in accordance with APB 25. We expect to record aggregate amortization of stock-based compensation expense relating to outstanding stock options as of June 30, 2006 of $1.0 million, $0.9 million, $0.6 million and $0.1 million during fiscal years 2007, 2008, 2009 and 2010, respectively, subject to continued vesting of these options. This amortization will be allocated among cost of sales, research and development, sales and marketing and general and administrative expenses, respectively, based upon the employees’ job functions.

Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal 2007. We recorded stock compensation expense of $977,000 for the nine months ended March 31, 2007 following the provisions of SFAS No. 123(R).

We estimated the fair value of stock options granted using a Black-Scholes option-pricing formula and a single option award approach. This model requires us to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of our common stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise factors. The expected volatility is based on a combination of the implied and historical volatility of our company and the relevant peer group. In addition, we estimated the forfeiture rate based on our historical experience.

Variable interest entities. We have analyzed our relationship with Ablecom and its subsidiaries and we have concluded that Ablecom is a variable interest entity as defined by FIN No. 46R; however, the Company is not the primary beneficiary of Ablecom and, therefore, we do not consolidate Ablecom. In performing our analysis, we considered our explicit arrangements with Ablecom including the supplier and distributor arrangements. Also, as a result of the substantial related party relationship between the two companies, we considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests in Ablecom from suffering losses. We determined that no implicit arrangements exist with Ablecom or its shareholders. Such an arrangement would be inconsistent with the fiduciary duty that we have towards our stockholders who do not own shares in Ablecom.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.9	80.5	82.2	80.7

Gross profit	17.1	19.5	17.8	19.3

Operating expenses:
Research and development	4.9	5.8	5.1	5.3
Sales and marketing	3.3	3.1	2.9	3.3
General and administrative	3.1	2.3	2.8	2.2
Provision for litigation loss	0.0	0.8	0.0	0.3

Total operating expenses	11.3	12.0	10.8	11.1

Income from operations	5.8	7.5	7.0	8.2
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.4)	(0.4)	(0.3)	(0.5)
Other income, net	0.0	0.0	0.0	0.0

Income before income taxes provision	5.5	7.2	6.8	7.8
Income tax provision	1.7	2.5	2.3	2.8

Net income	3.8%	4.7%	4.5%	5.0%

Comparison of Three Months Ended March 31, 2006 and 2007

Net sales. Net sales increased by $29.8 million, or 39.2%, from $75.9 million to $105.7 million, for the three months ended March 31, 2006 and 2007, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the three months ended March 31, 2007, the approximate number of units sold increased 20.9% to 539,000 compared to 446,000 for the three months ended March 31, 2006. Growth in unit volumes was primarily due to the introduction and growth of x7 and PD series motherboards and an increase in sales of chassis, offset in part by lower sales of x6 motherboards. The growth in average selling prices of server systems was primarily due to increased components being added to our server systems. For the three months ended March 31, 2007, the approximate number of units sold in server systems increased 17.2% to 34,000 compared to 29,000 for the three months ended March 31, 2006. The average selling price of units sold in server systems increased 22.2% to approximately $1,100 in the three months ended March 31, 2007 compared to approximately $900 in the three months ended March 31, 2006 primarily due to higher sales of 6000 series and AMD series of server systems offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $12.6 million or 47.9% from the three months ended March 31, 2006 to the three months ended March 31, 2007 primarily due to increase in OEM servers and shipments of 6000 Series configurations of servers and AMD series of server systems. Sales of server systems represented 34.5% and 36.7% of our net sales for the three months ended March 31, 2006 and 2007, respectively.

For the three months ended March 31, 2006 customers in the United States, Asia, Germany and rest of Europe accounted for approximately 57.1%, 11.7%, 10.0% and 19.4%, of our net sales, respectively, as compared to 57.3%, 16.9%, 6.4% and 17.6%, respectively, for the three months ended March 31, 2007.

Cost of sales. Cost of sales increased by $26.5 million, or 43.4%, from $61.1 million to $87.6 million, for the three months ended March 31, 2006 and 2007, respectively. Cost of sales as a percentage of net sales was 80.5% and 82.9% for the three months ended March 31, 2006 and 2007, respectively. The increase in absolute dollars of cost of sales was attributable to the increase in net sales. The higher cost of sales as a percentage of net sales was driven by an increase in our sales of x7 series motherboards which has a lower product margin and a decrease in average selling prices of more mature products.

Cost of sales include stock-based compensation expense of $25,000 and $84,000 for the three months ended March 31, 2006 and 2007, respectively.

Research and development expenses. Research and development expenses increased by $0.7 million, or 16.6% from $4.4 million to $5.1 million for the three months ended March 31, 2006 and 2007, respectively. Research and development expenses were 5.8% of net sales for the three months ended March 31, 2006 and 4.9% of net sales for the same period in fiscal year 2007. The increase in absolute dollars was primarily due to an increase of $0.6 million in salary and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense resulting from the adoption of FAS 123R. The increase in personnel was primarily related to expanded product development initiatives.

Research and development expenses include stock-based compensation expense of $133,000 and $304,000 for the three months ended March 31, 2006 and 2007, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.2 million, or 50.0%, from $2.3 million to $3.5 million, for the three months ended March 31, 2006 and 2007, respectively. Sales and marketing expenses were 3.1% and 3.3% of net sales for the three months ended March 31, 2006 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $0.7 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense resulting from the adoption of FAS 123R and an increase of $0.3 million in cooperative marketing funding that we provided to our distributors. We expect the cooperative marketing funding that we provide to fluctuate from period to period based on our new product introductions.

Sales and marketing expenses include stock-based compensation expense of $75,000 and $81,000 for the three months ended March 31, 2006 and 2007, respectively.

General and administrative expenses. General and administrative expenses increased by $1.6 million, or 91.2%, from $1.7 million to $3.3 million, for the three months ended March 31, 2006 and 2007, respectively. General and administrative expenses were 2.3% and 3.1% of net sales for the three months ended March 31, 2006 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $0.5 million in legal expenses primarily associated with our defense of certain litigation matters, an increase of $0.5 million in salary and benefits, including higher stock-based compensation expense resulting from the adoption of FAS 123R and an increase of $0.2 million in professional fees.

General and administrative expenses include stock-based compensation expense of $102,000 and $215,000 for the three months ended March 31, 2006 and 2007, respectively.

Provision for (reversal of) litigation loss. Loss from litigation decreased by $575,000, from $575,000 to $0, for the three months ended March 31, 2006 and 2007, respectively. The decrease was primarily due to the final settlement of import/export litigation at less than the estimated loss amount. (See “Notes to Condensed Consolidated Financial Statements—Note 10.”)

Interest and other expense, net. Interest and other expense increased by $31,000, or 11.5%, from $269,000 to $300,000, for the three months ended March 31, 2006 and 2007, respectively, of which $334,000 and $369,000 were interest expenses, respectively. We expect the interest expenses will decrease in the future as we intend to repay our outstanding building loans in calendar year 2007.

Provision for income taxes. Provision for income taxes decreased by $0.1 million, or 6.1%, from $1.9 million to $1.8 million, for the three months ended March 31, 2006 and 2007, respectively. The effective tax rate was 34.7% and 30.5% for the three months ended March 31, 2006 and 2007, respectively. The decrease of the effective tax rate was the result of the increased benefit of research and development tax credits and foreign income deductions relative to our higher taxable income.

Comparison of Nine Months Ended March 31, 2006 and 2007

Net sales. Net sales increased by $96.9 million, or 45.6%, from $212.5 million to $309.4 million, for the nine months ended March 31, 2006 and 2007, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the nine months ended March 31, 2007, the approximate number of units sold increased 33.3% to 1.6 million compared to 1.2 million for the nine months ended March 31, 2006. Growth in unit volumes was primarily due to the introduction and growth of x7, AMD and PD series motherboards and an increase in sales of chassis and accessories such as memory and disk drives offset in part by lower sales of x5 and x6 motherboards. The growth in average selling prices of server systems was primarily due to increased components being added to our server systems. For the nine months ended March 31, 2007, the approximate number of units sold in server systems increased 22.2% to 99,000 compared to 81,000 for the nine months ended March 31, 2006. The average selling price of units sold in server systems increased 22.2% to approximately $1,100 in the nine months ended March 31, 2007 compared to approximately $900 in the nine months ended March 31, 2006 primarily due to higher sales of 6000 Series and AMD series of server systems offset in part by declines in average selling prices of more mature products to distributors, OEM and system integrators. Sales of server systems increased by $39.6 million or 55.6% from the nine months ended March 31, 2006 to the nine months ended March 31, 2007 primarily due to increase in OEM servers, AMD series of server systems and shipments of 6000 Series configurations of servers. Sales of server systems represented 33.5% of our net sales for the nine months ended March 31, 2006 as compared to 35.8% of our net sales for the nine months ended March 31, 2007.

For the nine months ended March 31, 2006 customers in the United States, Asia, Germany and rest of Europe accounted for approximately 56.4%, 11.7%, 9.8% and 19.9%, of our net sales, respectively, as compared to 58.1%, 15.7%, 7.0% and 16.8%, respectively, for the nine months ended March 31, 2007.

Cost of sales. Cost of sales increased by $82.8 million, or 48.3%, from $171.6 million to $254.4 million, for the nine months ended March 31, 2006 and 2007, respectively. Cost of sales as a percentage of net sales was 80.7% and 82.2% for the nine months ended March 31, 2006 and 2007, respectively. The increase in absolute dollars of cost of sales was attributable to the increase in net sales. The higher cost of sales as a percentage of net sales was driven by an increase in our sales of x7 series motherboards which has a lower product margin and a decrease in average selling prices of more mature products.

Cost of sales include stock-based compensation expense of $77,000 and $168,000 for the nine months ended March 31, 2006 and 2007, respectively.

Research and development expenses. Research and development expenses increased by $4.3 million, or 38.2% from $11.3 million to $15.6 million for the nine months ended March 31, 2006 and 2007, respectively. Research and development expenses were 5.3% of net sales for the nine months ended March 31, 2006 and 5.1% of net sales for the same period in fiscal year 2007. The increase in absolute dollars was primarily due to an increase of $3.1 million in salary and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense resulting from the adoption of FAS 123R, and an increase of $1.0 million in development costs associated with new products. The increase in personnel was primarily related to expanded product development initiatives.

Research and development expenses include stock-based compensation expense of $336,000 and $785,000 for the nine months ended March 31, 2006 and 2007, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.9 million, or 26.8%, from $7.1 million to $9.0 million, for the nine months ended March 31, 2006 and 2007, respectively. Sales and marketing expenses were 3.3% and 2.9% of net sales for the nine months ended March 31, 2006 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $1.6 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense resulting from the adoption of FAS 123R and an increase of $0.3 million in tradeshow and travel related expenses, offset in part by an increase of $0.3 million in cooperative funding from vendor. We expect the cooperative marketing funding that we provide to fluctuate from period to period based on our new product introductions.

Sales and marketing expenses include stock-based compensation expense of $193,000 and $270,000 for the nine months ended March 31, 2006 and 2007, respectively.

General and administrative expenses. General and administrative expenses increased by $4.1 million, or 86.9%, from $4.7 million to $8.8 million, for the nine months ended March 31, 2006 and 2007, respectively. General and administrative expenses were 2.2% and 2.8% of net sales for the nine months ended March 31, 2006 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $1.6 million in legal expenses primarily associated with our defense of certain litigation matters, an increase of $1.3 million in salary and benefits, including higher stock-based compensation expense resulting from the adoption of FAS 123R, an increase of $0.7 million in professional fees and a decrease of $0.3 million in rental income.

General and administrative expenses include stock-based compensation expense of $243,000 and $450,000 for the nine months ended March 31, 2006 and 2007, respectively.

Provision for (reversal of) litigation loss. Loss from litigation decreased by $695,000, from $575,000 to ($120,000), for the nine months ended March 31, 2006 and 2007, respectively. The decrease was primarily due to the final settlement of import/export litigation at less than the estimated loss amount. (See “Notes to Condensed Consolidated Financial Statements—Note 10.”)

Interest and other expense, net. Interest and other expense increased by $116,000, or 15.8%, from $734,000 to $850,000, for the nine months ended March 31, 2006 and 2007, respectively, of which $0.9 million and $1.0 million were interest expenses, respectively. The increase was primarily due to higher interest expenses of $82,000 associated with a mortgage obtained in connection with a new building that we purchased in the second quarter of fiscal 2006.

Provision for income taxes. Provision for income taxes increased by $1.1 million, or 18.8%, from $6.0 million to $7.1 million, for the nine months ended March 31, 2006 and 2007, respectively. The effective tax rate was 36.1% and 33.9% for the nine months ended March 31, 2006 and 2007, respectively. The decrease of the effective tax rate was the result of the increased benefit of research and development tax credits and foreign income deductions relative to our higher taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations. Our cash and cash equivalents and short term investments were $16.6 million as of June 30, 2006 and $20.8 million as of March 31, 2007.

Operating Activities. Net cash provided by operating activities was $9.6 million for the nine months ended March 31, 2007 compared to $ 10.0 million for the nine months ended March 31, 2006. The net cash provided by our operating activities in the nine months ended March 31, 2007 was primarily due to our net income of 13.8 million, an increase in accounts payable of $14.2 million, an increase in accrued liabilities of $5.5 million, an increase in allowance for sales returns of $3.0 million and depreciation and amortization of $1.2 million, partially offset by an increase in inventory of $15.4 million and an increase in accounts receivable of $13.6 million. The increases in inventory, accounts receivable and accounts payable were associated with the increase in revenues during the period as a result of new product introductions and increased sales of existing products. We anticipate that accounts receivable, inventory and accounts payable will continue to increase to the extent we continue to grow our product line and our business.

Investing activities. Net cash used in investing activities was $2.6 million for the nine months ended March 31, 2007 compared to $8.8 million for the nine months ended March 31, 2006. The decrease in investing activity was primarily due to the purchase of new land and building for $9.9 million during the nine months ended March 31, 2006.

Financing activities. Net cash used in financing activities was $2.6 million for the nine months ended March 31, 2007 compared to net cash provided by financing activities of $7.2 million for the nine months ended March 31, 2006. The decrease in financing activity was primarily due to building loans associated with the purchase of land and building in the nine months ended March 31, 2006 and an increase proceeds from exercise of stock options of $1.2 million, offset by $3.3 million used in payments of offering costs in the nine months ended March 31, 2007.

Other factors affecting liquidity and capital resources

On April 3, 2007, we completed the initial public offering of shares of our common stock and raised approximately $43.6 million of proceeds, net of underwriting discounts and commissions and estimated offering expenses. We intend to use approximately $18.8 million of the net proceeds to repay our outstanding building loans in calendar year 2007. We intend to use the remaining net proceeds, which we intend to invest in short-term, interest bearing, investment grade securities, for working capital and general corporate purposes.

We have entered into four building loans to purchase three facilities located in San Jose, California. Total balance outstanding on these loans was $18.8 million as of March 31, 2007. The first loan was entered into in March 2001 under which we borrowed $8.7 million. The second loan was entered into in April 2004 under which we borrowed $4.3 million. The third and fourth loans were entered into in September 2005 under which we borrowed a total of $7.9 million. These four loans require us to maintain customary covenants related to business and financial condition. They also have customary restrictions on business and financial activity in which we cannot engage without the prior written consent of the bank. For example, under the terms of the building loans, we generally may not, without the lenders’ prior written consent, incur certain indebtedness and liens, engage in business activities substantially different from our present business, liquidate or dissolve our business, lease or dispose of all or a substantial part of our business or assets, sell assets for less than fair market price, enter into any consolidation, merger or other business combination, or make certain loans, acquisitions and guaranties. We intend to repay our outstanding building loans in calendar year 2007.

In addition, we have historically paid a majority of our vendors within 25 to 100 days of invoice and Ablecom between 45 and 170 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party.

We have entered into arrangements with certain financing companies that have committed to pay us in a specified period after shipment to customers for sales transactions that have been approved by these financing companies prior to shipment. We remain obligated to re-purchase the customer obligations if the customer defaults. See Note 6 to the Notes to Condensed Consolidated Financial Statements.

We have historically generated cash from our operating activities as we have grown. We expect to experience continued growth in our working capital requirements as we continue to expand our business. We intend to fund this continued expansion though cash generated by operations and the proceeds of this offering. We anticipate that working capital will constitute a material use of our cash resources.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2007 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	310	406	179	—	895
Capital leases	170	51	—	—	221
Building loans	1,785	3,571	3,569	21,730	30,655
Purchase commitments	10,357	26	—	—	10,383

Total	12,622	4,054	3,748	21,730	42,154

We expect to fund these obligations from our ongoing operations and the proceeds of our initial public offering that closed in April 2007. Additionally, we intend to repay our outstanding building loans in calendar year 2007.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company applied the guidance in SAB 108 as of July 1, 2006. The application of SAB 108 did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in SFAS No. 159. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations. As of March 31, 2007, our investments were in money market funds and certificates of deposit.

We had $18.8 million of indebtedness under our credit as of March 31, 2007. We intend to repay this indebtedness in full out of the proceeds of our initial public offering on April 3, 2007.

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) for the three and nine months ended March 31, 2006 and 2007 was $9,000, $(19,000), $172,000, and $(7,000).

Item 4.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the controls evaluation) was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending June 30, 2008. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending June 30, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by the independent auditors, that internal controls over financial reporting were adequate in their design and/or operation.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings.

On September 2, 2005, Rackable Systems, Inc. filed a lawsuit against us in federal court for the Northern District of California, alleging that one of our product families infringes two United States patents that relate to computers with front mounted I/O connectors and back-to-back placement of rack mounted computers. The complaint seeks compensatory damages, treble damages for willful infringement, interest, attorneys’ fees and injunctive relief. On February 5, 2007, the Court entered an order summarily adjudicating Rackable’s patent regarding front mounted I/O connectors as invalid due to indefiniteness. As to Rackable’s patent regarding back-to-back placement, the Court entered an order that five of the claims were invalid due to indefiniteness. On May 1, 2007, we settled the claims on terms which have no adverse effect on our business, financial condition and result of operations. On May 3, 2007, the Court approved the settlement terms.

We are subject to a suit brought by Digitechnic, S.A. which was filed in the Bobigny Commercial Court in Paris, France in 1999. The claims involve allegations of damages stemming from allegedly defective products. In September 2003, the Bobigny Commercial Court awarded damages of approximately $1.2 million against us. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded costs to us. Digitechnic appealed the decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. Pending a new hearing, the trial court ruling is reinstated. Although we cannot predict with certainty the final outcome of this litigation, we believe the claim to be without merit and intend to continue to defend it vigorously.

In addition to the above, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 1a.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Risks Related to Our Business and Industry

Our recent significant growth makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

Although we have been operating since 1993, our revenues have grown substantially in recent periods, which makes it difficult to evaluate our current business and future prospects. You must consider our business and prospects in light of the risks and difficulties we encounter as a rapidly growing technology company in a very competitive market. These risks and difficulties include, but are not limited to, the risks identified in this section and in particular the following factors:

•	our focus on a single market, the market for application optimized server systems and components;

•	our increasing focus on the sales of server systems as compared to components;

•	the difficulties we face in managing rapid growth in personnel and operations;

•	the timing and success of new products and new technologies introduced by us and our competitors;

•	our ability to build brand awareness in a highly competitive market; and

•	our ability to market new and existing products on our own and with our partners.

We may not be able to successfully address any of these risks or others. Failure to do so adequately could seriously harm our business and cause our operating results to suffer.

Our quarterly operating results will likely fluctuate in the future, which could cause rapid declines in our stock price.

As our business continues to grow, we believe that our quarterly operating results will be subject to greater fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results in the future include:

•	our ability to attract new customers, retain existing customers and increase sales to such customers;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

•	variability of our margins based on the mix of server systems and components we sell;

•	variability of operating expenses as a percentage of net sales;

•	the timing of the introduction of new products by leading microprocessor vendors and other suppliers;

•	our ability to introduce new and innovative server solutions that appeal to our customers;

•	our ability to address technology issues as they arise, improve our products’ functionality and expand our product offerings;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors;

•	mix of whether customer purchases are of full systems or components and whether made directly or through indirect sales channels;

•	fluctuations based upon seasonality;

•	the rate of expansion, domestically and internationally;

•	the effectiveness of our sales force and the efforts of our distributors;

•	the effect of mergers and acquisitions among our competitors, suppliers or partners;

•	general economic conditions in our geographic markets; and

•	impact of regulatory changes on our cost of doing business.

Accordingly, it is difficult for us to accurately forecast our growth and results of operations on a quarterly basis. If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice. Furthermore, the fluctuation of quarterly operating results may render less meaningful period-to-period comparisons of our operating results, and you should not rely upon them as an indication of future performance.

If the demand for application optimized server solutions does not continue to develop as we anticipate, demand for our server solutions may not grow as we expect.

The success of our business depends on the continued adoption of application optimized server solutions by businesses for running their critical business applications. The market for application optimized server solutions has begun to develop in recent years. As the market for general purpose servers has grown and matured, leading general purpose server vendors have focused on providing a limited range of models that could be mass produced, thereby creating an opportunity for the development of a market focused on more application optimized servers. This new market has been marked by frequent introductions of new technologies and products. Many of these technologies and products have not yet gained, and may not gain, significant customer acceptance. We expect to devote significant resources to identifying new market trends and developing products to meet anticipated customer demand for application optimized server solutions. Ultimately, however, customers may not purchase application optimized server solutions and instead select general purpose lower-cost servers and components. We are also part of a broader market for server solutions and demand for these server solutions may decline or fail to grow as we expect. Accordingly, we can not assure you that demand for the type of server solutions we offer and plan to offer will continue to develop as we anticipate, or at all.

Our future financial performance will depend on the timely introduction and widespread acceptance of new server solutions and increased functionality of our existing server solutions.

Our future financial performance will depend on our ability to meet customer specifications and requirements by enhancing our current server solutions and developing server solutions with new and better functionality. For example, we are spending a material portion of our research and development budget on the development of blade server systems, which we expect to introduce during the second quarter of calendar 2007. The success of new features and new server solutions depends on several factors, including their timely introduction and market acceptance. We may not be successful in developing enhancements or new server solutions, or in timely bringing them to market. Customers may also defer purchases of our existing products pending the introduction of anticipated new products. If our new server solutions are not competitive with solutions offered by other vendors, we may not be perceived as a technology leader and could miss market opportunities. If we are unable to enhance the functionality of our server solutions or introduce new server solutions which achieve widespread market acceptance, our reputation will be damaged, the value of our brand will diminish, and our business will suffer. In addition, uncertainties about the timing and nature of new features and products could result in increases in our research and development expenses with no assurance of future sales.

We may not be able to successfully manage our planned growth and expansion.

We are pursuing new customers and expanding our product offerings to grow our business rapidly. In connection with this growth, we expect that our annual operating expenses will increase significantly during the foreseeable future as we invest in sales and marketing, research and development, manufacturing and production infrastructure, and strengthen customer service and support resources for our customers. Our failure to expand operational and financial systems timely or efficiently could result in additional operating inefficiencies, which could increase our costs and expenses more than we had planned and prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

If our business grows, we will have to manage additional product design projects, materials procurement processes, and sales efforts and marketing for an increasing number of SKUs, as well as expand the number and scope of our relationships with suppliers, distributors and end customers. If we fail to manage these additional responsibilities and relationships successfully, we may incur significant costs, which may negatively impact our operating results.

Additionally, in our efforts to be first to market with new products with innovative functionality and features, we may devote significant research and development resources to products and product features for which a market does not develop quickly, or at all. If we are not able to predict market trends accurately, we may not benefit from such research and development activities, and our results of operations may suffer.

The market in which we participate is highly competitive, and if we do not compete effectively, we may not be able to increase our market penetration, grow our net sales or improve our gross margins.

The market for server solutions is intensely competitive and rapidly changing. Barriers to entry in our market are relatively low and we expect increased challenges from existing as well as new competitors. Some of our principal competitors offer server solutions at a lower price, which has resulted in pricing pressures on sales of our server solutions. We expect further downward pricing pressure from our competitors and expect that we will have to price some of our server solutions aggressively to increase our market share with respect to those products. If we are unable to maintain the margins on our server solutions, our operating results could be negatively impacted. In addition, if we do not develop new innovative server solutions, or enhance the reliability, performance, efficiency and other features of our existing server solutions, our customers may turn to our competitors for alternatives. In addition, pricing pressures and increased competition generally may also result in reduced sales, lower margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our principal competitors include global technology companies such as Dell, Inc., Hewlett-Packard Company, International Business Machines Corporation and Intel. In addition, we also compete with a number of smaller vendors who also sell application optimized servers, such as Rackable Systems, Inc., and original design manufacturers, or ODMs, such as Quanta Computer Incorporated. ODMs sell server solutions marketed or sold under a third party brand.

Many of our competitors enjoy substantial competitive advantages, such as:

•	greater name recognition and deeper market penetration;

•	longer operating histories;

•	larger sales and marketing organizations and research and development teams and budgets;

•	more established relationships with customers, contract manufacturers and suppliers and better channels to reach larger customer bases;

•	larger customer service and support organizations with greater geographic scope;

•	a broader and more diversified array of products and services; and

•	substantially greater financial, technical and other resources.

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if our application optimized server solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

Our sales cycle is lengthy and expensive, and could adversely affect the amount, timing and predictability of future net sales.

Our end customers generally need three to six months after an initial contact to make a final purchase decision with respect to our products. As customers weigh their purchase options, we may expend significant resources in pursuit of a sale that may ultimately fail to close. We have little control over our customers’ budget cycles and approval processes, or the strength of competitors’ relationships with our potential customers, all of which could adversely affect our sales efforts. The introduction of new products and product enhancements may lengthen our sales cycle as customers defer a decision on purchasing existing products and evaluate our new products. If we are unsuccessful in closing sales after expending significant resources, our net sales and operating expenses will be adversely affected.

As we increasingly target larger customers, our customer base may become less diversified, our cost of sales may increase, and our sales may be less predictable.

We expect that selling our server solutions to larger customers will create new challenges. No individual customer represented 10% or more of our revenues for fiscal years 2005 and 2006 or the nine months ended March 31, 2006 and 2007. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

Additionally, as we and our distribution partners focus increasingly on selling to larger customers and attracting larger orders, we expect greater costs of sales. Our sales cycle may become longer and more expensive, as larger customers typically spend more time negotiating contracts than smaller customers. In addition, larger customers often seek to gain greater pricing concessions, as well as greater levels of support in the implementation and use of our server solutions. These factors can result in lower margins for our products.

Increased sales to larger companies may also cause fluctuations in results of operations. A larger customer may seek to fulfill all or substantially all of its requirements in a single order, and not make another purchase for a significant period of time. Accordingly, a significant increase in revenue during the period in which we recognize the revenue from the sale may be followed by a period of time during which the customer purchases none or few of our products. A significant decline in net sales in periods following a significant order could adversely affect our stock price.

We must work closely with our suppliers to make timely new product introductions.

We rely on our close working relationships with our suppliers, including Intel and AMD, to anticipate and deliver new products on a timely basis when new generation materials and core components are made available. Intel and AMD are the only suppliers of the microprocessors we use in our server systems. If we are not able to maintain our relationships with our suppliers or continue to leverage their research and development capabilities to develop new technologies desired by our customers, our ability to quickly offer advanced technology and product innovations to our customers would be impaired. We have no long term agreements that obligate our suppliers to continue to work with us or to supply us with products.

Our suppliers’ failure to improve the functionality and performance of materials and core components for our products may impair or delay our ability to deliver innovative products to our customers.

We need our material and core component suppliers, such as Intel and AMD, to provide us with core components that are innovative, reliable and attractive to our customers. Due to the pace of innovation in our industry, many of our customers may delay or reduce purchase decisions until they believe that they are receiving best of breed products that will not be rendered obsolete by an impending technological development. Accordingly, demand for new server systems that incorporate new products and features is significantly impacted by our suppliers’ new product introduction schedules and the functionality, performance and reliability of those new products. If our materials and core component suppliers fail to deliver new and improved materials and core components for our products, we may not be able to satisfy customer demand for our products in a timely manner, or at all. If our suppliers’ components do not function properly, we may incur additional costs and our relationships with our customers may be adversely affected.

Our time to market advantage is dependent upon our suppliers’ ability to continue to introduce improved components for our products.

We are dependent upon our material and core component suppliers, such as Intel and AMD, to continue to introduce improved products with additional features that our customers will find attractive. If the pace of innovation from our suppliers slows, our products may face increased competition if our competitors are able to introduce products that use the latest technology offered by other suppliers in the industry. This price competition could lead to reduced margins and could adversely affect our results of operations.

As our business grows, we expect that we may be exposed to greater customer credit risks.

Historically, we have offered limited credit terms to our customers. As our customer base expands, as our orders increase in size, and as we obtain more direct customers, we expect to offer increased credit terms and flexible payment programs to our customers. Doing so may subject us to increased credit risk, higher accounts receivable with longer days outstanding, and increases in charges or reserves, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to develop our brand is critical to our ability to grow.

We believe that acceptance of our server solutions by an expanding customer base depends in large part on increasing awareness of the Supermicro brand and that brand recognition will be even more important as competition in our market develops. In particular, we expect an increasing proportion of our sales to come from sales of server systems, the sales of which we believe may be particularly impacted by brand strength. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. To date, we have not devoted significant resources to building our brand, and have limited experience in increasing customer awareness of our brand. Our future brand promotion activities, including any expansion of our cooperative marketing programs with strategic partners, may involve significant expense and may not generate desired levels of increased revenue, and even if such activities generate some increased revenue, such increased revenue may not offset the expenses we incurred in endeavoring to build our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in our attempts to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and as a result our operating results and financial condition could suffer.

We principally rely on indirect sales channels for the sale and distribution of our products and any disruption in these channels could adversely affect our sales.

Historically, a substantial majority of our revenues have resulted from sales of our server solutions through third party distributors and resellers. For the three and nine months ended March 31, 2006 and 2007, approximately 75%, 73%, 77% and 69%, respectively, of our net sales were derived from sales to third party resellers and distributors. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided promotional goods or made short-term pricing concessions. The discontinuation of promotional goods or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our resources to match market demand.

Since a significant portion of our sales are made through domestic and international distributors, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of end customers and our distributors, and by the changes in inventory levels of our products held by these distributors. We generally record revenue based upon a “sell-in” model which means that we generally record revenue upon shipment to our distributors. For more information regarding our revenue recognition policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” While we attempt to assist our distributors in maintaining targeted stocking level of our products, we may not consistently be accurate or successful. This process involves the exercise of judgment and use of assumptions as to future uncertainties including end customer demand. Our distributors also have various rights to return products which could, among other things, result in our having to repurchase inventory which has declined in value or is obsolete. Consequently, actual results could differ from our estimates. Inventory levels of our products held by our distributors may exceed or fall below the levels we consider desirable on a going-forward basis. This could adversely affect our distributors or our ability to efficiently manage or invest in internal resources, such as manufacturing and shipping capacity, to meet the demand for our products.

If we are required to change the timing of our revenue recognition, our net sales and net income could decrease.

We currently record revenue based upon a “sell-in” model with revenues generally recorded upon shipment of products to our distributors. This is in contrast to a “sell-through” model pursuant to which revenues are generally recognized upon sale of products by distributors to their customers. This requires that we maintain a reserve to cover the estimated costs of any returns or exercises of stock rotation rights, which we estimate primarily based on our historical experience. If facts and circumstances change such that the rate of returns of our products exceeds our historical experience, we may have to increase our reserve, which, in turn, would cause our revenue to decline. Similarly, if facts and circumstances change such that we are no longer able to determine reasonable estimates of our sales returns, we would be required to defer our revenue recognition until the point of sale from the distributors to their customers. Any such change may negatively impact our net sales or net income for particular periods and cause a decline in our stock price. For additional information regarding our revenue recognition policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

The average selling prices for our existing server solutions are subject to decline if customers do not continue to purchase our latest generation products, which could harm our results of operations.

As with most electronics based products, average selling prices of servers typically are highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. We have not been impacted by this phenomena to any material extent to date because most of our sales are generated from our most recently introduced products which have not yet become commoditized and therefore are not yet subject to the pressure of rapidly declining average selling prices. However, as our business continues to grow, we may increasingly be subject to this industry risk. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future. In some instances, our agreements with our distributors limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be harmed.

Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and materials for our products.

Prices of materials and core components utilized in the manufacture of our server solutions, such as serverboards, chassis, central processing units, or CPUs, memory and hard drives represent a significant portion of our cost of sales. We generally do not enter into long-term supply contracts for these materials and core components, but instead purchase these materials and components on a purchase order basis. Prices of these core components and materials are volatile, and, as a result, it is difficult to predict expense levels and operating results. In addition, if our business growth renders it necessary or appropriate to transition to longer term contracts with materials and core component suppliers, our costs may increase and our gross margins could correspondingly decrease.

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. During the three and nine months ended March 31, 2006 and 2007, we recorded inventory write-downs charged to cost of sales of $1.0 million, $1.7 million, $2.6 million and $2.9 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

Our focus on internal development and customizable server solutions could delay our introduction of new products and result in increased costs.

Our strategy is to rely to a significant degree on internally developed components, even when third party components may be available. We believe this allows us to develop products with a greater range of features and functionality and allows us to develop solutions that are more customized to customer needs. However, if not properly managed, this reliance on internally developed components may be more costly than use of third party components, thereby making our products less price competitive or reducing our margins. In addition, our reliance on internal development may lead to delays in the introduction of new products and impair our ability to introduce products rapidly to market. We may also experience increases in our inventory costs and obsolete inventory, thereby reducing our margins.

Our research and development expenditures, as a percentage of our total revenues, are considerably higher than many of our competitors and our earnings will depend upon maintaining revenues and margins that offset these expenditures.

Our strategy is to focus on being consistently rapid-to-market with flexible and customizable server systems that take advantage of our own internal development and the latest technologies offered by microprocessor manufacturers and other component vendors. Consistent with this strategy, we spend higher amounts, as a percentage of revenues, on research and development costs than many of our competitors. If we can not sell our products in sufficient volume and with adequate gross margins to compensate for such investment in research and development, our earnings may be materially and adversely affected.

If our limited number of contract manufacturers or suppliers of materials and core components fail to meet our requirements, we may be unable to meet customer demand for our products, which could decrease our revenues and earnings.

We purchase many sophisticated materials and core components from one or a limited number of qualified suppliers and rely on a limited number of contract manufacturers to provide value added design, manufacturing, assembly and test services. We generally do not have long-term agreements with these vendors, and instead obtain key materials and services through purchase order arrangements. We have no contractual assurances from any contract manufacturer that adequate capacity will be available to us to meet future demand for our products.

Consequently, we are vulnerable to any disruptions in supply with respect to the materials and core components provided by limited-source suppliers, and we are at risk of being harmed by discontinuations of design, manufacturing, assembly or testing services from our contract manufacturers. We have occasionally experienced delivery delays from our suppliers and contract manufacturers because of high industry demand or because of inability to meet our quality or delivery requirements. For example, in the quarter ended September 30, 2006, we experienced delays in the delivery of printed circuit board material as a result of the loss of two of our five printer circuit board vendors. One of the vendors filed for bankruptcy and the other changed its business model and ceased supplying us. The delays in delivery of the materials resulted in a reduction of net sales for the quarter of approximately two to three million dollars. If our relationships with our suppliers and contract manufactures are negatively impacted by late payments or other issues, we may not receive timely delivery of materials and core components. If we were to lose any of our current supply or contract manufacturing relationships, the process of identifying and qualifying a new supplier or contract manufacturer who will meet our quality and delivery requirements, and who will appropriately safeguard our intellectual property, may require a significant investment of time and resources, adversely affecting our ability to satisfy customer purchase orders and delaying our ability to rapidly introduce new products to market. Similarly, if any of our suppliers were to cancel or materially change contracts or commitments to us or fail to meet the quality or delivery requirements needed to satisfy customer demand for our products, our reputation and relationships with customers could be damaged. We could lose orders, be unable to develop or sell some products cost-effectively or on a timely basis, if at all, and have significantly decreased revenues, margins and earnings, which would have a material adverse effect on our business.

Our failure to deliver high quality server solutions could damage our reputation and diminish demand for our products.

Our server solutions are critical to our customers’ business operations. Our customers require our server solutions to perform at a high level, contain valuable features and be extremely reliable. The design of our server solutions is sophisticated and complex, and the process for manufacturing, assembling and testing our server solutions is challenging. Occasionally, our design or manufacturing processes may fail to deliver products of the quality that our customers require. For example, in 2000, a vendor provided us with a defective capacitor that failed under certain heavy use applications. As a result, our product needed to be repaired. Though the vendor agreed to pay for a large percentage of the costs of the repairs, we incurred costs in connection with the recall and diverted resources from other projects.

New flaws or limitations in our server solutions may be detected in the future. Part of our strategy is to bring new products to market quickly, and first-generation products may have a higher likelihood of containing undetected flaws. If our customers discover defects or other performance problems with our products, our customers’ businesses, and our reputation, may be damaged. Customers may elect to delay or withhold payment for defective or underperforming server solutions, request remedial action, terminate contracts for untimely delivery, or elect not to order additional server solutions. Additionally, customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or subject us to the expense and risk of litigation. We may incur expense in recalling, refurbishing or repairing defective server solutions. If we do not properly address customer concerns about our products, our reputation and relationships with our customers may be harmed. For all of these reasons, customer dissatisfaction with the quality of our products could substantially impair our ability to grow our business.

Conflicts of interest may arise between us and Ablecom Technology Inc., Adaptec, Inc. or Tatung Company, three of our major contract manufacturers, and those conflicts may adversely affect our operations.

We use Ablecom Technology, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. For the three and nine months ended March 31, 2006 and 2007, our purchases from Ablecom represented approximately 33.5%, 27.9%, 35.3% and 27.3% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own approximately 30.7% of Ablecom’s outstanding common stock. Charles Liang served as a director of Ablecom during our fiscal 2006, but is not currently serving in such capacity. In addition, Yih-Shyan (Wally) Liaw, our Vice President of International Sales and Secretary, and a director, and his wife jointly own approximately 5.2% of Ablecom’s outstanding common stock, and collectively, Mr. Charles Liang, Ms. Liang, Mr. Liaw, Mr. Steve Liang and relatives of these individuals own over 80% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders, and Mr. Liaw, as an officer, director and significant stockholder, of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed. Historically, transactions with Ablecom were not approved by an independent committee of our board of directors as we had no independent directors.

We use Tatung Company for contract manufacturing services. Tatung also purchases our server systems and components. Similarly, we purchase Adaptec drivers that are developed and configured for us, and concurrently sell our products to Adaptec. In fiscal year 2006 we purchased contract manufacturing services and products, respectively, from Tatung and Adaptec in the aggregate amount of approximately $14.4 million and $6.3 million, respectively, and sold products to Tatung and Adaptec in the aggregate amount of approximately $0.1 million and $3.5 million, respectively. For the nine months ended March 31, 2007, we purchased contract manufacturing services and products from Tatung and products from Adaptec in the aggregate amount of approximately $15.8 million and $5.1 million, respectively, and sold products to Tatung and Adaptec in the aggregate amount of approximately $4.5 million and $4.5 million, respectively. Since Tatung and Adaptec are both customers and vendors, the terms and conditions of our business agreements with them may not be as favorable, individually or in aggregate, as we may be able to receive from unrelated third parties, and we may not as strongly enforce our rights under these agreements. In addition, if a dispute were to arise under our agreement to sell our products to Tatung or Adaptec, the dispute could lead to disruption or termination of the provision of services or products by them to us. This could compromise our ability to satisfy customer orders on a timely basis, if at all, or we may incur significant costs in establishing an agreement with a new vendor, the terms of which may not be as favorable as those in our agreements with Tatung and Adaptec. In that event, our revenues, margins and earnings could suffer. At the same time, if a dispute were to arise under our agreement to purchase contract manufacturing services or products from Tatung or Adaptec, the dispute may cause them to reduce or terminate their purchases of our products, thereby reducing our revenues.

In addition, our relationships with Ablecom and Tatung, who are stockholders as well as providers of contract manufacturing services, could be adversely affected by declines in our stock price or divestments by Ablecom or Tatung of their shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, and Tatung held approximately 2.3% and 1.7%, respectively, of our outstanding common stock as of April 3, 2007. If the value of the shares that Steve Liang or Tatung holds should decline, by decrease in our stock price or by disposition of the shares, Ablecom, because Steve Liang has considerable influence over Ablecom’s commercial agreements, or Tatung may not be willing to give us terms and conditions for contract manufacturing services that are as favorable as those in our existing contracts. Likewise, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

For more information regarding our relationships with Ablecom and Tatung, see “Certain Relationships and Related Party Transactions.”

Our relationship with Ablecom may allow us to benefit from favorable pricing which may result in reported results more favorable than we might report in the absence of our relationship.

Although we generally re-negotiate the price of products that we purchase from Ablecom on a quarterly basis, pursuant to our agreements with Ablecom either party may re-negotiate the price of products for each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales in excess of what we might have obtained absent our relationship with Ablecom.

We are increasing our reliance on Ablecom and could be subject to risks associated with greater reliance on a limited source of contract manufacturing services and inventory warehousing.

We plan to expand our warehousing capacity and our manufacturing relationship with Ablecom in China. Ablecom is transferring operations from Taiwan to a larger facility in China. In addition to providing a larger volume of contract manufacturing services for us, Ablecom will warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We also anticipate that we will continue to lease office space from Ablecom in Taiwan to support the research and development efforts we are undertaking.

If we or Ablecom fail to manage the transition of contract manufacturing services and warehouse operations to China, we may experience delays in our ability to fulfill customer orders. Similarly, if Ablecom’s facility in China is subject to damage, destruction or other disruptions, our inventory may be damaged or destroyed, and we may be unable to find adequate alternative providers of contract manufacturing services in the time that we or our customers require. We could lose orders and be unable to develop or sell some products cost-effectively or on a timely basis, if at all.

Currently, we purchase contract manufacturing services primarily for our chassis and power supply products from Ablecom. If our commercial relationship with Ablecom were to deteriorate or terminate, establishing direct relationships with those entities supplying Ablecom with key materials for our products or identifying and negotiating agreements with alternative providers of warehouse and contract manufacturing services might take a considerable amount of time and require a significant investment of resources. Pursuant to our agreements with Ablecom and subject to certain exceptions, Ablecom has the exclusive right to be our supplier of the specific products developed under such agreements. As a result, if we are unable to obtain such products from Ablecom on terms acceptable to us, we may need to identify a new supplier, change our design and acquire new tooling, all of which could result in delays in our product availability and increased costs. If we need to use other suppliers, we may not be able to establish business arrangements that are, individually or in the aggregate, as favorable as the terms and conditions we have established with Ablecom. If any of these things should occur, our revenues, margins and earnings could significantly decrease, which would have a material adverse effect on our business.

We are increasing our operations in China and could be subject to risks of doing business in the region.

We intend to increase our business operations in Asia, and particularly in China. As a result, our exposure to the business risks presented by the economies and regulatory environments of Asia will increase. For example, the validity, enforceability and scope of protection of intellectual property is uncertain and evolving in China, and our intellectual property rights may not be protected under the laws of China to the same extent as under laws of the United States. If our intellectual property is misappropriated, we may experience unfair competition and declining sales or be forced to incur increased costs of enforcing our intellectual property rights, both of which would adversely affect our revenues, gross margins and results of operations.

Our growth into markets outside the United States exposes us to risks inherent in international business operations.

We market and sell our systems and components both domestically and outside the United States. We intend to expand our international sales efforts, especially into Asia, but our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•	heightened price sensitivity from customers in emerging markets;

•	our ability to establish local manufacturing, support and service functions, and to form channel relationships with resellers in non-U.S. markets;

•	localization of our systems and components, including translation into foreign languages and the associated expenses;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	foreign currency fluctuations;

•	limited visibility into sales of our products by our distributors;

•	laws favoring local competitors;

•	weaker legal protections of intellectual property rights and mechanisms for enforcing those rights;

•	market disruptions created by public health crises in regions outside the U.S., such as Avian flu, SARS and other diseases;

•	difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•	changing regional economic and political conditions.

These factors could limit our future international sales or otherwise adversely impact our operations.

We have recently entered into plea and settlement agreements with the government relating to violations of export control and economic sanctions laws that occurred during the 2001 to 2003 timeframe; if we fail to comply with laws and regulations restricting dealings with sanctioned countries, we may be subject to future civil or criminal penalties, which may have a material adverse effect on our business or ability to do business outside the U.S.

In 2004, we received subpoenas from the Bureau of Industry and Security of the Department of Commerce, or BIS, with respect to our relationship with a distributor and transactions involving the sale and resale of products to Iran that occurred prior to 2004. After receiving the first subpoena, we retained special export control counsel, conducted an internal investigation into these matters and terminated our relationship with the distributor in question. We also instituted a new export compliance program, which program we continue to develop and implement. The U.S. Department of Justice and Office of Foreign Assets Control of the Department of Treasury, or OFAC, also initiated investigations regarding these matters.

In September 2006, we entered into an agreement with the U.S. Department of Justice pursuant to which we agreed to plead guilty to one count of violating federal export regulations by shipping 300 motherboards to Dubai, UAE, with knowledge that they would be transshipped to Iran. We agreed to pay a $150,000 fine. The plea agreement has been approved by the U.S. District Court. We have also entered into a settlement agreement with BIS with respect to alleged violations of the Export Administration Regulations pursuant to which we agreed to pay a fine of approximately $125,000. We were charged by BIS with twelve violations of the Export Administration Regulations. Six of these violations involved the shipment of server systems and components without required government authorization through a distributor to end customers in Iran. Three of these violations involved allegations that shipments took place when we knew or had reason to know that the transactions would constitute a violation of the applicable regulations. Three involved claims that we made false declarations on shipping documents, stating that no license was required for the export of the products when in fact a government license was required. BIS has also issued a proposed charging letter to one of our employees who served as an international sales team leader at the time of the transactions in question. This individual continues to be employed by us; however, the individual no longer works in an international sales function. Civil charges against this employee have been resolved with BIS. Finally, we have entered into a settlement agreement with OFAC relating to 21 alleged violations of U.S. sanctions laws. Pursuant to this agreement, we have paid a fine of $179,000. We believe that all issues with respect to the matters under investigation have been resolved as to the Company.

We believe we are currently in compliance in all material respects with applicable export related laws and regulations. However, if our export compliance program is not effective, or if we are subject to any future claims regarding violation of export control and economic sanctions laws, we could be subject to civil or criminal penalties, which could lead to a material fine or other sanctions, including loss of export privileges, that may have a material adverse effect on our business, financial condition, results of operation and future prospects. In addition, these plea and settlement agreements and any future violations could have an adverse impact on our ability to sell our products to U.S. federal, state and local government and related entities.

Any failure to protect our intellectual property rights, trade secrets and technical know-how could impair our brand and our competitiveness.

Our ability to prevent competitors from gaining access to our technology is essential to our success. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. Trademark, patent, copyright and trade secret laws in the United States and other jurisdictions as well as our internal confidentiality procedures and contractual provisions are the core of our efforts to protect our proprietary technology and our brand. Our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation, and we may initiate claims or litigation against third parties for infringement of our proprietary rights. Such administrative proceedings and litigation are inherently uncertain and divert resources that could be put towards other business priorities. We may not be able to obtain a favorable outcome and may spend considerable resources in our efforts to defend and protect our intellectual property.

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.

Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

Resolution of claims that we have violated or may violate the intellectual property rights of others could require us to indemnify our customers, resellers or vendors, redesign our products, or pay significant royalties to third parties, and materially harm our business.

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property and in the future we may receive claims that our products infringe or violate third parties’ intellectual property rights. For example, we were subject to a lawsuit filed in 2005 by Rackable Systems, Inc. This case was settled in May 2007. Successful intellectual property claims against us could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

If we lose Charles Liang, our President, Chief Executive Officer and Chairman, or any other key employee or are unable to attract additional key employees, we may not be able to implement our business strategy in a timely manner.

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Charles Liang, our President, Chief Executive Officer and Chairman of the Board, is critical to the overall management of our company as well as to the development of our culture and our strategic direction. Mr. Liang co-founded our company and has been our Chief Executive Officer since our inception. His experience in running our business and his personal involvement in key relationships with suppliers, customers and strategic partners are extremely valuable to our company. Additionally, we are particularly dependent on the continued service of our existing research and development personnel because of the complexity of our products and technologies. Our employment arrangements with our executives and employees do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. The loss of services of any of these executives or of one or more other key members of our team could seriously harm our business.

To execute our growth plan, we must attract additional highly qualified personnel, including additional engineers and executive staff. Competition for qualified personnel is intense, especially in San Jose, where we are headquartered. We have experienced in the past and may continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we are currently working to add personnel in our finance, accounting and general administration departments, which have historically had limited budgets and staffing. If we are unable to attract and integrate additional key employees in a manner that enables us to scale our business and operations effectively, or if we do not maintain competitive compensation policies to retain our employees, our ability to operate effectively and efficiently could be limited.

Our board and management team have a limited history of working together and may not be able to execute our business plan.

Two members of our Board joined our Board in August 2006 and two others joined in February 2007. Howard Hideshima, our Chief Financial Officer, joined the Company in May 2006. We have also recently filled a number of positions in our finance and accounting staff. Accordingly, key personnel in our finance and accounting team have only recently assumed the duties and responsibilities they are now performing. Our Board members and key employees have worked together for only a limited period of time and have a limited track record of executing our business plan as a team. In addition, our executives have limited experience conducting business as a public company and fulfilling the increased legal, administrative and accounting obligations associated with being a public company. Accordingly, it is difficult to predict whether our directors and senior executives, individually and collectively, will be effective in managing our operations.

Any failure to adequately expand our sales force will impede our growth.

Though we expect to continue to rely primarily on third party distributors to sell our server solutions, we expect that, over time, our direct sales force will grow. Competition for direct sales personnel with the advanced sales skills and technical knowledge we need is intense. Our ability to grow our revenue in the future will depend, in large part, on our success in recruiting, training, retaining and successfully managing sufficient qualified direct sales personnel. New hires require significant training and may take six months or longer before they reach full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our server solutions will suffer.

Our direct sales efforts may create confusion for our end customers and harm our relationships with our distributors and OEMs.

Though our direct sales efforts have historically been limited and focused on customers who typically do not buy from distributors or OEMs, we expect our direct sales force to grow as our business grows. As our direct sales force becomes larger, our direct sales efforts may lead to conflicts with our distributors and OEMs, who may view our direct sales efforts as undermining their efforts to sell our products. If a distributor or OEM deems our direct sales efforts to be inappropriate, the distributor or OEM may not effectively market our products, may emphasize alternative products from competitors, or may seek to terminate our business relationship. Disruptions in our distribution channels could cause our revenues to decrease or fail to grow as expected. Our failure to implement an effective direct sales strategy that maintains and expands our relationships with our distributors and OEMs could lead to a decline in sales and adversely affect our results of operations.

Backlog does not provide a substantial portion of our net sales in any quarter.

Our revenues are difficult to forecast because we do not have sufficient backlog of unfilled orders to meet our quarterly net sales targets at the beginning of a quarter. Rather, a majority of our net sales in any quarter depend upon customer orders that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future net sales and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any shortfall in net sales. Accordingly, any significant shortfall of revenues in relation to our expectations would harm our operating results.

If the market for modular, open standard-based products does not continue to grow, opportunities to sell our products will be scarcer and our ability to grow would suffer.

The success of our business requires companies to commit to a modular, open standard-based server architecture instead of traditional proprietary and RISC/UNIX based servers. If enterprises do not adopt this open standard-based approach, the market for our products may not grow as we anticipate and our revenues would be adversely affected. Many prospective customers have invested significant financial and human resources in their existing systems, many of which are critical to their operations, and they may be reticent to overhaul their systems. Moreover, many of the server systems that we sell currently run on the Linux operating system, and are subject to the GNU General Public License. Pending litigation involving Linux and the GNU General Public License could be resolved in a manner that adversely affects Linux adoption in our industry and could materially harm our ability to sell our products based on the Linux operating system and the GNU General Public License. If the market for open standard-based modular technologies does not continue to develop for any reason, our ability to grow our business will be adversely affected.

Market demand for our products may decrease as a result of changes in general economic conditions, as well as incidents of terrorism, war and other social and political instability.

Our revenues and gross profit depend largely on general economic conditions and, in particular, the strength of demand for our server solutions in the markets in which we are doing business. From time to time, customers and potential customers have elected not to make purchases of our products due to reduced budgets and uncertainty about the future, and, in the case of distributors, declining demand from their customers for their solutions in which they integrate our products. Similarly, from time to time, acts of terrorism, in particular in the United States, have had a negative impact on information technology spending. High fuel prices and turmoil in the Middle East and elsewhere have increased uncertainty in the United States and our other markets. Should the current conflicts in the Middle East and in other parts of the world suppress economic activity in the United States or globally, our customers may delay or reduce their purchases on information technology, which would result in lower demand for our products and adversely affect our results of operations.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

In the future, we may acquire or make investments in companies, assets or technologies that we believe are complementary or strategic. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. If we decide to make an acquisition or investment, we face numerous risks, including:

•	difficulties in integrating operations, technologies, products and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of overpaying for or misjudging the strategic fit of an acquired company, asset or technology;

•	problems or liabilities stemming from defects of an acquired product or intellectual property litigation that may result from offering the acquired product in our markets;

•	challenges in retaining employees key to maximize the value of the acquisition or investment;

•	inability to generate sufficient return on investment;

•	incurrence of significant one-time write-offs; and

•	delays in customer purchases due to uncertainty.

If we proceed with an acquisition or investment, we may be required to use a considerable amount of our cash or to finance the transaction through debt or equity securities offerings, which may decrease our financial liquidity or dilute our stockholders and affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be harmed.

Maintaining and improving our financial controls and complying with rules and regulations applicable to public companies may be a significant burden on our management team and require considerable expenditures of our resources.

As a public company, we will incur additional legal, accounting and other expenses that we do not incur as a private company. The Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The Nasdaq Marketplace Rules, or Nasdaq rules, will apply to us as a public company. Compliance with these rules and regulations will necessitate significant increases in our legal and financial budgets and may also strain our personnel, systems and resources.

The Exchange Act requires, among other things, filing of annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Satisfying these requirements involves a commitment of significant resources and management oversight. As a result of management’s efforts to comply with such requirements, other important business concerns may receive insufficient attention, which could have a material adverse effect on our business, financial condition and results of operations. Failure to meet certain of these regulatory requirements may also cause us to be delisted from the Nasdaq Global Market.

In addition, we are hiring and will continue to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses in future periods.

We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our operations involve the use of hazardous and toxic materials, and we must comply with environmental laws and regulations, which can be expensive, and may affect our business and operating results.

We are subject to federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. If we were to violate or become liable under environmental laws in the future as a result of our inability to obtain permits, human error, accident, equipment failure or other causes, we could be subject to fines, costs, or civil or criminal sanctions, face third party property damage or personal injury claims or be required to incur substantial investigation or remediation costs, which could be material, or experience disruptions in our operations, any of which could have a material adverse effect on our business. In addition, environmental laws could become more stringent over time imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business.

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances applicable to specified electronic products placed on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive). We are also subject to laws and regulations such as California’s “Proposition 65” which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the State of California to be dangerous, such as lead. We have been accused of violating Proposition 65 in the past and may be accused of future violations. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design and/or manufacturing of our products, any of which could have a material adverse effect on our business.

The trading price of our common stock is likely to be volatile.

Our common stock has only a limited trading history. However, the trading prices of technology company securities in general have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this Form 10-Q, that may affect the trading price of our common stock include:

•	actual or anticipated variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	changes in recommendations by any securities analysts that elect to follow our common stock;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	the loss of a key customer;

•	the loss of key personnel;

•	technological advancements rendering our products less valuable;

•	lawsuits filed against us;

•	changes in operating performance and stock market valuations of other companies that sell similar products;

•	price and volume fluctuations in the overall stock market;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Future sales of shares by existing stockholders could cause our stock price to decline.

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse could cause the trading price of our common stock to decline significantly. As of April 3, 2007, we had outstanding 29,972,168 shares of common stock. Of these shares, only shares of common stock sold in our initial public offering to investors other than those subject to a 180-day contractual lock-up are freely tradable, without restriction, in the public market. Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to a 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements. The lock-up is subject to extension under certain circumstances. After the lock-up agreements pertaining to our initial public offering expire, an additional approximately 21 million shares will be eligible for sale in the public market, including approximately 11.6 million shares held by directors, executive officers and other affiliates, which will be subject to volume limitations under Rule 144 under the Securities Act. In addition, 9,079,614 shares subject to outstanding options and reserved for future issuance under our stock option plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The research and reports that industry or financial analysts publish about us or our business will likely have an effect on the trading price of our common stock. If an industry analyst decides not to cover our company, or if an industry analyst decides to cease covering our company at some point in the future, we could lose visibility in the market, which in turn could cause our stock price to decline. If an industry analyst downgrades our stock, our stock price would likely decline rapidly in response.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of April 3, 2007, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 47 percent of our common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Our management will have broad discretion over the use of the proceeds from our initial public offering and might not apply the proceeds of the offering in ways that increase the value of your investment.

Our management will have broad discretion to use the net proceeds from our initial public offering. Though at this time we have not designated the net proceeds for specific projects, we expect to use the net proceeds from the offering for general corporate purposes, including working capital, and repayment of building loans. We may also use net proceeds for other purposes, including capital expenditures, and for possible investments in, or acquisitions of, complementary products or technologies, although we have no specific plans at this time to do so. Management may fail to use these funds effectively to yield a significant return, or any return, on any investment of these net proceeds.

Provisions of our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, as a result, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests. See “Description of Capital Stock.”

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

We do not expect to pay any cash dividends for the foreseeable future.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2007, we completed the initial public offering of shares of our common stock. On March 28, 2007, the SEC declared our Registration Statement on Form S-1 (File No. 333-138370) effective. The Registration Statement registered the sale of an aggregate of 9,200,000 shares of our common stock, of which we sold 6,400,000 shares, and the selling stockholders sold 2,800,000 shares (including 1,200,000 shares sold pursuant to the underwriters’ over-allotment option). The underwriters exercised the over-allotment option in full on April 3, 2007. At a public offering price of $8.00 per share, the aggregate price of the shares sold by us was $51,200,000, and the aggregate price of the shares sold by the selling stockholders was $22,400,000. We did not receive any proceeds from the sale of shares by the selling stockholders. However, we received $80,000 from certain members of our management as payment of the exercise price of their options to purchase an aggregate of 400,000 shares of common stock, which they sold in the over-allotment. The managing underwriters for the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Needham & Company, LLC. The aggregate underwriting discounts and commissions for shares sold by both us and the selling stockholders were $5,152,000.

The net proceeds to us from the offering, after deducting $3,584,000 in underwriting discounts and commissions and estimated approximately $4,049,000 of offering expenses payable by us, were approximately $43,567,000. We intend to use approximately $18.8 million of the net proceeds to repay building loans. We intend to use the remaining net proceeds, which we intend to invest in short-term, interest bearing, investment grade securities, for working capital and general corporate purposes. We have no present intention to acquire any businesses, products or technologies. No net proceeds to us, or expenses incurred for our account in connection with the offering, were paid to any of our directors, officers, 10% or greater stockholders or affiliates.

The intended use of the net proceeds represents our current intentions based upon our current plans and business condition. The amounts and timing of our expenditures will depend upon a number of factors, including cash flows from operations and anticipated growth of our business. Our management will have broad discretion in the use of our net proceeds.

Item 3.	Default Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

We were a California corporation, and reincorporated in Delaware in March 2007. In the quarter ended March 31, 2007, the following matters were submitted to a vote and approved by the shareholders of our predecessor, the California corporation:

•

In January 2007, holders of approximately 8.4 million shares of our common stock, or approximately 75%, of the aggregate shares then issued and outstanding (without giving effect to the 2 for 1 forward stock split) executed a written consent to approve our reincorporation in Delaware, our form of indemnity agreement, and the adoption of our 2006 Equity Incentive Plan.

•

In January 2007, holders of approximately 7.5 million shares of our common stock, or approximately 68% of the aggregate shares then issued and outstanding (without giving effect to the 2 for 1 forward stock split) executed a written consent to approve and ratify a new percentage limitation under our 1998 Stock Option Plan pursuant to Section 25102(o) of the California Corporations Code.

•

In February 2007, holders of approximately 7.5 million shares of our common stock, or approximately 68% the aggregate shares then issued and outstanding (without giving effect to the 2 for 1 forward stock split) executed a written consent to approve the amendment of our Bylaws to increase the number of directors of our Board of Directors from five to seven.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

(a) Exhibits.

31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Dated: May 11, 2007	/s/ Charles Liang
Charles Liang
President and Chief Executive Officer

Dated: May 11, 2007	/s/ Howard Hideshima
Howard Hideshima
Chief Financial Officer