Form 10-K
period 2007-06-30
Super Micro Computer, Inc.
filed 2007-08-28
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33383

Super Micro Computer, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0353939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 Rock Avenue

San Jose, CA 95131

(Address of principal executive offices, including zip code)

(408) 503-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market, Inc.

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of December 31, 2006, the last business day of our most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the Nasdaq Global Market on March 29, 2007.

The number of shares of the registrant’s common stock outstanding as of August 20, 2007 was 30,283,434 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2007 in connection with the solicitation of proxies for the Registrant’s 2007 Annual Meeting of Stockholders.

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

This section and other parts of this Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described under “Risk Factors” below and in other parts of this Form 10-K. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1.	Business

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete server systems as well as components. We offer our clients a high degree of flexibility and customization by providing what we believe to be the industry’s broadest array of server components, which are interoperable and can be configured to create complete server systems. Our server systems and components are architected to provide high levels of reliability, quality and scalability, thereby enabling benefits in the areas of performance, thermal management, power efficiency and total cost of ownership. We base our solutions on open standard components, such as processors from Intel and AMD and our solutions can run on the Linux and Windows operating systems.

We perform the majority of our research and development efforts in-house, which increases the communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard materials to develop proprietary components, such as serverboards, chassis and power supplies. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver customized solutions based upon customers’ application requirements. As of June 30, 2007, we offered over 4,650 SKUs, including SKUs for server systems, serverboards, chassis and power supplies and other system accessories.

We sell our server systems and components primarily through distributors, which include value added resellers and system integrators, and to a lesser extent to OEMs as well as through our direct sales force. During fiscal year 2007, our products were purchased by over 450 customers, most of which are distributors in approximately 70 countries. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2007, 2006 and 2005, our net sales were $420.4 million, $302.5 million and $211.8 million, respectively and our net income was $19.3 million, $16.9 million and $7.1 million, respectively.

Industry Background

Increasing Demand for Computing Capacity

As businesses of all sizes process larger quantities of data to communicate, transact and collaborate, their business processes are becoming more complex and their requirements for computing capacity are growing rapidly. Businesses are using traditional networked environments, such as local area networks, or LANs, as well as the Internet, to host a wide range of applications including databases, Intranets and email. Businesses are also using external functions, such as data centers, e-commerce storefronts and extranets, to enable growth of their operations. All of these factors are fueling the demand for increased computing power.

Evolution of Open Systems and Scale-out Computing

Computing architectures are continuing to evolve to meet this rapidly growing demand for computing capacity. As businesses increasingly require solutions that provide flexibility and scalability in a cost effective manner, they are moving away from traditional proprietary computing solutions toward open system servers with x86 based architectures using either Linux or Windows operating systems. Businesses are building upon this modular and open system concept to create what are commonly referred to as scale-out computing architectures. These scale-out architectures typically consist of open standard components that are assembled into modular computing systems and organized into clustered or rack mount server configurations. These systems are designed to comply with a set of industry standard specifications that are referred to as Server System Infrastructure, or SSI. As there are not yet agreed upon SSI standards for blade servers, our blade server systems are not designed to comply with SSI. Scale-out computing enables businesses to add computing capacity incrementally as their needs arise without significantly disrupting existing systems, providing greater flexibility and scalability and improving total cost of ownership over earlier generations of server systems. IDC, an independent research group, estimates that the worldwide volume server market will increase from $29.7 billion in 2005 to $37.7 billion in 2011, representing a compounded annual growth rate of approximately 4.9%. IDC defines the volume server market as the market for server systems that cost less than $25,000, which is the market we primarily address. IDC also estimates that worldwide end customer spending on blade servers is expected to increase from $2.2 billion in 2005 to $11.2 billion in 2010, representing a compounded annual growth rate of approximately 38.0%.

Increasing Need for Rapidly Deployable, Highly Optimized Server Solutions

Scale-out server architectures provide significant benefits for many businesses. However, there are a wide range of circumstances in which businesses need more than just the incremental computing capacity that can be obtained by adding more general purpose servers as part of a scale-out deployment. In these circumstances, the nature of the underlying computing architecture contributes meaningfully to the competitive advantage of the business. We refer to the solutions these businesses seek as “application optimized” solutions, as these businesses typically need customized server configurations which provide optimal levels of processing, I/O or memory. These situations include, among others:

•

Large scalable server farms: Data centers of online service providers and Global 2000 companies, as well as supercomputing clusters of large research organizations, want to optimize industry standard components by architecting a system platform that enables higher performance through enhanced processing or I/O, more efficient memory bandwidth and greater capacity.

•

Businesses that have complex computing requirements: Certain businesses, such as financial services companies, oil exploration companies and entertainment production studios, require systems that have optimized processing and I/O capabilities in order to maximize information and image capture and processing.

•

OEMs: Certain OEMs, including vendors of networking hardware and medical imaging equipment, seek to differentiate their end products by requiring a broad selection of high performance and rapidly deployable server solutions that can be optimized for specific applications for their end customers.

In all of these situations, server vendors are selected based on several key criteria:

Rapidly deployable server solutions. Many businesses desire the most advanced server technology as soon as it becomes commercially available. For instance, given the rapid product development cycles of new technologies in the networking hardware market, vendors of networking equipment increasingly seek to partner for certain aspects of their solutions, such as server technology, because it enables them to deliver a high performance solution to their customers more quickly. Similarly, online service providers must continue to deploy the latest server technology as soon as it becomes available since the ability to cost-effectively deliver a high degree of service is critical to their business. Because traditional server vendors typically use third party component suppliers, they must deal with the time, complexity and sometimes conflicting interests of coordinating with multiple suppliers throughout the product design and manufacturing process. This lengthens the time required to incorporate new technology into next generation systems. As a result, when building or upgrading their computing capability, businesses must either wait to deploy the latest products or accept solutions that do not incorporate the benefits of the latest technology.

Increased optimization for specific business needs. Servers are deployed to address widely differing applications with very different system requirements. An online gaming company, for instance, may require a server architecture that enables optimal graphic processing, while a scientific research organization may require a server architecture that maximizes computing power. In either case, the business will seek to deploy server systems that are optimized to its specific needs to maximize performance while minimizing costs. Traditional server vendors typically offer only a limited number of standalone server models. Given this lack of flexibility and choice, building an application optimized server solution with traditional server components can be challenging. In order to meet their performance requirements, businesses must often purchase more computing functionality, including potentially more memory, greater processing power or more efficient power supplies, than would be otherwise necessary had the system been optimized for a specific business need. This increases not only the initial purchase price, but also the total cost of ownership over the useful life of the servers. Alternatively, businesses that seek a customized server solution from traditional server vendors face limited choices and often must accept considerable delays.

Superior price-to-performance per watt. In addition to the need for rapidly available and highly optimized server solutions, businesses with application optimized server needs face growing scalability challenges. Many application optimized server deployments constitute increasingly larger server systems, particularly in scale-out configurations, and can involve hundreds or even thousands of servers. Deployments of this magnitude can present numerous performance, space, energy and maintenance challenges. First, the aggregation of large numbers of computing systems leads to escalating energy requirements. As a result, businesses require scale-out computing systems that not only perform well but also minimize power consumption. Second, the increasing need for computing capacity has resulted in the need for higher density solutions to optimize the use of valuable floor space and to minimize operating costs. Third, the high density of the equipment, together with increasing power consumption per CPU, are creating a significant challenge for businesses attempting to manage heat dissipation effectively to prevent system failure. IDC currently estimates that power and cooling costs as a percentage of spending for new servers will increase from 48% in 2005 to 71% in 2010. IDC also estimates that over 40% of large server farms report cooling capacities have limited the deployment of new systems.

The Super Micro Solution

We design, develop, manufacture and sell application optimized, high performance server solutions based upon an innovative, modular and open-standard x86 architecture. Our primary competitive advantages arise from how we use our integrated internal research and development organization to develop the intellectual property used in our server solutions. These have enabled us to develop a set of design principles and performance specifications that we refer to as Super SSI that meet industry standard SSI requirements and also incorporate advanced functionality and capabilities. Super SSI provides us with greater flexibility to quickly and efficiently develop new server solutions and that are optimized for our customers’ specific application requirements. Our modular architectural approach has allowed us to offer our customers interoperable designs across all of our components. This modular approach, in turn, enables us to provide what we believe to be the industry’s largest array of server systems and components.

Flexible and Customizable Server Solutions

We provide flexible and customizable server solutions to address the specific application needs of our customers. Our design principles allow us to aggregate industry standard materials to develop proprietary components, such as serverboards, chassis and power supplies to deliver a broad range of products with superior features. Each component is built to be backward compatible. We believe this building block approach allows us to provide a broad range of SKUs. As of June 30, 2007, we offered over 4,650 SKUs, including SKUs for server systems, serverboards, chassis and power supplies and other system accessories.

Rapid Time-to-Market

We are able to significantly reduce the design and development time required to incorporate the latest technologies and to deliver the next generation application optimized server solutions. Our in-house design competencies and control of the design of many of the components used within our server systems enable us to rapidly develop, build and test server systems and components with unique configurations. As a result, when new products are brought to market we are generally able to quickly design, integrate and assemble server solutions with little need to re-engineer other portions of our solution. Our efficient design capabilities allow us to offer our customers server solutions incorporating the latest technology with a superior price-to-performance ratio. We work closely with the leading microprocessor vendors to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology.

Improved Power Efficiency and Thermal Management

Our server solutions include many design innovations to optimize power consumption and manage heat dissipation. We have designed flexible power management systems which customize or eliminate components in an effort to reduce overall power consumption. We have proprietary power supplies that can be integrated across a wide range of server system form factors which can significantly enhance power efficiency. We have also developed technologies that are specifically designed to reduce the effects of heat dissipation from our servers. Our thermal management technology allows our products to achieve a superior price-to-performance ratio while minimizing energy costs and reducing the risk of server malfunction caused by overheating.

High Density Servers

Our servers and components are designed to enable customers to maximize computing power while minimizing the physical space utilized. We offer server systems with twice the density of conventional solutions, which allows our customers to efficiently deploy our server systems in scale-out configurations. Through our proprietary technology, we can offer significantly more memory and expansion slots than traditional server systems with a comparable server form factor. For example, for a server with room for one rack or shelf, or a 1U server, we offer up to five expansion slots. In addition, we offer systems in a 1U configuration with features and capabilities generally offered by competitors only in a server with room for two racks or shelves, or a 2U server, configuration. For example, our “1U Twin™” system contains two full feature DP motherboards in a 1U chassis.

Strategy

Our objective is to be the leading provider of application optimized, high performance server solutions worldwide. Key elements of our strategy include:

Maintain Our Time-to-Market Advantage

We believe one of our major competitive advantages is our ability to rapidly incorporate the latest computing innovations into our products. We intend to maintain our time-to-market advantage by continuing our investment in our research and development efforts to rapidly develop new proprietary server solutions based on industry standard components. We plan to continue to work closely with Intel and AMD, among others, to develop products that are compatible with the latest generation of industry standard technologies. We believe these efforts will allow us to continue to offer products that lead in price for performance as each generation of computing innovations becomes available.

Expand Our Product Offerings

We plan to increase the number of products we offer to our customers. Our product portfolio will continue to include additional solutions based on the latest Intel and AMD technologies. We plan to enhance our ability to deliver improved power and thermal management capabilities, as well as servers and components that can operate in increasingly dense environments. We also plan to continue developing and in the future offer additional management software capabilities that are integrated with our server products and will further enable our customers to simplify and automate the deployment, configuration and monitoring of our servers.

Further Develop Existing Markets and Expand Into New Markets

We intend to strengthen our relationships with existing distribution and OEM partners and add new distributors. We will continue to target specific industry segments that require application optimized server solutions including data center environments, financial services, oil and gas exploration, biotechnology and entertainment. We plan to expand our reach geographically, particularly in the Asia Pacific region and Europe.

Strengthen Our Relationships with Suppliers and Manufacturers

Our efficient supply chain and outsourced manufacturing allow us to build systems to order that are customized, while minimizing costs. We plan to continue leveraging our relationships with suppliers and contract manufacturers in order to maintain and improve our cost structure as we benefit from economies of scale. We intend to continue to source non-core products from external suppliers. We also believe that as our solutions continue to gain greater market acceptance, we will generate growing and recurring business for our suppliers and contract manufacturers. We believe this increased volume will enable us to receive better pricing and achieve higher margins. We believe that a highly disciplined approach to cost control is critical to success in our industry. For example, we plan to expand our warehousing capacity in Asia through our relationship with Ablecom Technology, Inc., one of our major contract manufacturers and a related party, so that we may be able to deliver products to our customers in Asia and elsewhere more quickly and in higher volumes.

Advanced Blade Server Technology

To meet the emerging demand for blade servers, we have developed and introduced a high-performance blade server solution, called SuperBlade. Our SuperBlade server systems are designed to share a common computing infrastructure, thereby saving additional space and power. Our SuperBlades are self-contained servers designed to achieve industry leading density and superior performance per square foot at a lower total cost of ownership. The SuperBlade server system enclosure provides power, cooling, networking, various interconnects and system-level management and supports both Intel Xeon and AMD Opteron processors. By creating a range of unique blade server offerings, we provide our customers with solutions that can be customized to fit their needs. We believe that our SuperBlade server system provides industry leading CPU density, memory expandability, reliability and price-to-performance per square foot.

Products

We offer a broad range of application optimized server solutions, including complete server systems and components which customers can use to build complete server systems. The diagram below depicts how end customers typically deploy Supermicro servers within their networks. Our servers are deployed in several configurations within two areas of an enterprise network:

Headquarters: Enterprises build large scalable server farms at the enterprise gateway to run many of the most demanding applications and to provide basic computational infrastructure. Enterprises typically deploy our rack-mounted servers in order to save floor space and enable rapid deployment of additional server capacity as computing demands increase. Enterprises may also choose to deploy our tower servers in a clustered configuration, which combines the processing capability of multiple standalone, or tower servers such that they act like a single, large computer in order to accomplish computationally intensive tasks in a more cost-effective manner.

Branch: Within branch office data rooms, servers are deployed in rack-mounted configurations, in order to simplify the upgrade of servers or to swap out faulty servers, minimizing network downtime and making the management of the server infrastructure easier to maintain for branch offices with less specialized IT staffs. Also, within branch office workgroups, enterprises typically deploy our tower servers to accomplish basic office functions such as centralizing printing jobs, serving files and running local e-mail and other messaging applications.

Server Systems

We sell server systems in rack-mounted, standalone tower and blade form factors. We currently offer a complete range of server options with single, dual and quad CPU capability supporting Intel Pentium 4, Pentium D and Xeon architectures in 1U, 2U, 3U, 4U, tower and blade form factors. We also offer complete server systems for AMD dual and quad Opteron in 1U, 2U, 4U and blade form factors. As of June 30, 2007, we offered over 650 different server systems. For each system, we offer multiple chassis designs and power supply options to best suit customer requirements. We also offer multiple configurations based on our latest generation systems which have up to seven expansion slots. A majority of our most common systems are also available in minimum 1U or 1/2 depth form factors which are approximately one half of the size of standard sized rack-mounted servers.

The figure below depicts a typical rack-mounted server and the different components that we typically optimize for our customers. The layout presented is for illustrative purposes only and does not represent the typical layout of all our servers.

A.	Chassis: Industry standard 1U rack-mounted chassis that permits server interoperability while efficiently housing key server components

B.	Power Supply: Cost effective, high efficiency AC/DC power supply

C.	Memory: Scaleable 16 slot memory expansion capability. Provides up to 64GB memory capability

D.	Supermicro Intelligent Management Card: Monitors onboard instrumentation for server health and allows remote management and KVM over LAN for the entire network via a single keyboard, monitor and mouse

E.	CPU: Programmable computer processing units that perform all server instruction and logic processing. Supermicro servers support up to four Single, Dual Core or Quad Core processors from both Intel and AMD

F.	Expansion Modules: Allows increased functionality, I/O customization and flexibility. Super SSI features enable four Expansion I/O cards in a 1U server allowing 2U capability in a 1U form factor

G.	Thermal Management: Counter rotating and redundant fans provide optimum cooling and dissipation of server component heat

H.	Hard Disk Drives: Storage medium for operating system, applications and data. We offer “power-on” hot-swappable capability

Below is a table that summarizes the most common server configurations purchased by our customers. We also design and build other customized systems using these and other building blocks to meet specific customer requirements.

Server System Model	CPU	Memory	Drive Bays	Form Factor	SKUs

5000 Series	Pentium D, Pentium 4	Unbuffered DDRII	1 to 4 drives	1U, Mid-tower	111 models

6000 Series	Dual Xeon (Dual Core)	FB-DIMM DDRII, ECC Registered DDRII	1 to 16 drives	1U, 2U, 3U	284 models

7000 Series	Dual Xeon (Dual Core)	FB-DIMM DDRII, ECC Registered DDRII	1 to 8 drives	4U, Tower	91 models

8000 Series	Quad Xeon (Quad Core)	FB-DIMM DDRII, ECC Registered DDRII	1 to 6 drives	1U, 2U , 4U, Tower	19 models

1000 Series	Dual/Quad Opteron	ECC Registered DDR	1 to 4 drives	1U	66 models

2000 Series	Dual Opteron	ECC Registered DDR	1 to 6 drives	2U	16 models

4000 Series	Dual/Quad Opteron	ECC Registered DDR	1 to 8 drives	4U, Tower, Mid- tower	31 models

SuperBlade	Dual Xeon (Dual/Quad Core), Dual/Quad Opteron (Dual/Quad Core)	FB-DIMM DDRII, ECC Registered DDRII	1 to 6 drives	Blade	5 models

We offer a variety of server storage options depending upon the system, with disk drive alternatives including small computer system interface, or SCSI, serial advanced technology attachment, or SATA, Intelligent Drive Electronics, or IDE, and serial attached SCSI, or SAS.

In addition to our server systems, we also offer Supermicro Intelligent Management, or SIM, card solutions. These are sold as part of our server systems. Our SIM card implements the industry standard Intelligent Platform Management Interface, or IPMI, 2.0 to provide remote access, system monitoring and administration functionality for our server platforms. Our SIM card includes key capabilities such as remote hardware status, failure notification, as well as the ability to power-cycle non-responsive servers and out of band keyboard, video and monitor, or KVM, functionality over LAN. Our SIM solutions enable server administrators to view a server’s hardware status remotely, receive an alarm automatically when a failure occurs, and power cycle a system that is non-responsive. Our Intelligent Management module monitors onboard instrumentation such as temperature sensors, power status, voltages and fan speed, and provides remote power control capabilities to reboot and reset the server. It also includes remote access to the Basic Input/Output System, or BIOS, configuration and operating system console information. The monitoring and control functions work independently of the CPU because the SIM card is a completely separate processor. Data center administrators can gain full remote access to control the BIOS, utilities, operating systems and software applications. In summary, our SIM solutions include the following key features:

•	embedded processor to provide out of band KVM capabilities thereby extending the use of a single keyboard, monitor and mouse to the entire network;

•	enhanced authentication support to establish secure remote sessions and authenticate users; and

•	enhanced encryption support to allow secure remote password configuration and protect sensitive system data when it is transferred over the network.

•	Power management for the remote power on/off

•	Virtual Media for booting from Virtual CD-ROM, floppy over LAN, etc.

Server Components

We believe we offer the largest array of modular server components or building blocks in the industry that are sold off the shelf or built-to-order to provide our customers with greater flexibility. These components are the foundation of our server solutions and span product offerings from the entry-level single and dual processor server segment to the high-end multi-processor market. The majority of the components we sell individually are optimized to work together and are ultimately integrated into complete server systems.

Serverboards

We design our serverboards with the latest chipset and networking technologies. Each serverboard is designed and optimized to adhere to specific physical, electrical and design requirements in order to work with certain combinations of chassis and power supplies and achieve maximum functionality. We not only adhere to SSI specifications, but our Super SSI specifications provide an advanced set of features that increase the functionality and flexibility of our products. The following table displays our serverboard offerings for X7 (Intel’s newest generation of Dual and Quad Core Xeon 5000/5100 series), X6 (Intel’s 800Mhz Front Side Bus generation of Dual and Quad Xeon solutions), X5 (Intel’s 533Mhz Front Side Bus generation of Dual Xeon solutions), P-series (Intel’s single processor solutions) and H8 (AMD’s Dual and Quad Core Opteron 200 and 800 series). As of June 30, 2007, we offered more than 450 SKUs for serverboards.

Below is a table that summarizes the most common serverboard configurations purchased by our customers.

Serverboard Model	CPU	System Bus	Form Factor	Memory	SKUs

X7 Series	Dual Xeon (Dual/Quad Core)	1333/1066/667 MHz	Advanced Technology Extended (ATX)/ Extended ATX (EATX)	Fully Buffered- DIMM DDRII	68 models

X6 Series	Dual/Quad Xeon	800 MHz	ATX/EATX	ECC Registered DDRII	79 models

X5 Series	Dual Xeon	533 MHz	ATX/EATX	DDR	52 models

PD, P8 & C2 Series	Pentium D (Dual/Quad Core)	1333/1066/800/533 MHz	ATX/ Micro Advanced Technology Extended (MATX)	Unbuffered DDRII	58 models

H8 Series	Dual/Quad Opteron (Dual Core)	Hypertransport	ATX/EATX	ECC Registered DDR/ DDRII	62 models

Chassis and Power Supplies

Our chassis are designed to efficiently house our servers while maintaining interoperability, adhering to industry standards and increasing output efficiency through power supply design. We believe that our latest generation of power supplies achieves the maximum power efficiency available in the industry. In addition, we have developed a remote management system that offers the ability to stagger the start up of systems and reduce the aggregate power draw at system boot to allow customers to increase the number of systems attached to a power circuit. We design DC power solutions to be compatible with data centers that have AC, DC or AC and DC based power distribution infrastructures. We believe our unique power design technology reduces power consumption by increasing power efficiency to approximately 86%, which we believe is among the most efficient available in the industry. Our server chassis come with hot-plug, heavy-duty fans, fan speed control and an advanced air shroud design to maximize airflow redundancy.

The table below depicts some of our chassis product offerings including the 500-series (front I/O options and space constrained environments), 800-series (most widely used for single, dual and quad processor servers and storage systems), 700-series (Tower, 4U rack-mounted servers and workstations) and 900-series (for high-density storage applications) chassis products. These chassis solutions offer redundant power, cold swap power supply, redundant cooling fan options and high efficiency AC and DC power combinations. As of June 30, 2007, we offered more than 1,200 SKUs for chassis and power supplies.

Chassis Model	CPU Support	Expansions	Drive Bays	Power Supply	Form Factor	SKUs

SC500 Series	Xeon, Pentium D, Pentium 4, Opteron	1 FH	1 internal drive	200W–520W	Mini-1U	66 models

SC700 Series	Xeon, Pentium D, Pentium 4, Opteron	7 FL	7 to 8 drives	300W 800W–redundant	4U, Tower, Mid-tower	168 models

SC800 Series	Xeon, Pentium D, Pentium 4, Opteron	various configurations	2 to 16 drives	260W–1200W	1U, 2U, 3U	761 models

SC900 Series	Xeon, Pentium D, Pentium 4	6 to 7 FL	15 drives	650W 760W–redundant	3U, 4U, Tower	47 models

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disc drives and generally are third party developed and manufactured products that we resell without modification. As of June 30, 2007, we offered more than 2,350 SKUs for other system accessories.

Technology

We are focused on providing leading edge, high performance products for our customers. We have developed a design process to rapidly deliver products with superior features. The technology incorporated in our products is designed to provide high levels of reliability, quality, security and scalability. Our most advanced technology is developed in-house, which allows us to efficiently implement advanced capabilities into our server solutions. We work in collaboration with our key customers and suppliers to constantly improve upon our designs, reduce complexity and improve reliability.

Our server solutions, excluding SuperBlade server systems, are based on our Super SSI architecture, which incorporates proprietary I/O expansion, thermal and cooling design features as well as high-efficiency power supplies. For example, our 1U servers now offer up to 5 I/O expansion slots with up to 16 DIMM slots to accommodate up to 64GB of memory, which, prior to Super SSI, was only possible in a 2U chassis. We also achieved higher memory densities by designing customized serverboards to include 16 memory slots without sacrificing I/O expansion capability. The result is what we believe to be a superior serverboard design that provides our customers with increased flexibility for their new and legacy add-on card support and the ability to keep up with the growing memory requirements needed to maintain system performance requirements.

Our latest chassis designs include advanced cooling mechanisms such as proprietary air shrouds to help deliver cool air directly to the hottest components of the system resulting in improved cooling efficiency and consequently increasing system reliability. Our newest generation of power supplies incorporates advanced design features that provide what we believe to be the highest level of efficiency in the industry and therefore reduces overall power consumption. Our advanced power supply solutions include redundant cooling mechanisms for reliability and reduced failure rates.

Research and Development

We have over 14 years of research and development experience in server component design and in recent years, have devoted additional resources to the design of server systems. Our engineering staff is responsible for the design, development, quality, documentation and release of our products. We continuously seek ways to optimize and improve the performance of our existing product portfolio and introduce new products to address market opportunities. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We are determined to continue to reduce our design and manufacturing costs and improve the performance, cost effectiveness and thermal and space efficiency of our solutions.

Over the years, our research and development team has focused on the development of new and enhanced products that can support emerging protocols while continuing to accommodate legacy technologies. Much of our research and development activity is focused on the new product cycles of leading chipset vendors. We work closely with Intel and AMD, among others, to develop products that are compatible with the latest generation of industry standard technologies under development. Our collaborative approach with the chipset vendors allows us to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their development teams to optimize chip performance and reduce system level issues. We also work with companies such as Adaptec on storage solutions. Similarly, we work very closely with our customers to identify their needs and develop our new product plans accordingly.

We believe that the combination of our focus on internal research and development activities, our close working relationships with chipset vendors and our modular design approach allow us to minimize time-to-market. Since January 2005, we believe we were the first to introduce the following new technologies to the market:

•	a multi-core Xeon architecture with 64 GB main memory capability;

•	server solutions with a 1U configuration with high density I/O capability typically found in a 2U configuration, as well as a 5 I/O expansion card in a 1U configuration; and

•	configuration server solutions with a serial attached SCSI storage option capability with SCSI enclosure services, or SES2, for alerting users of drive temperature and fan failures.

As of June 30, 2007, we had 212 employees and one engineering consultant dedicated to research and development. Our total research and development expenses were $21.2 million, $15.8 million and $10.6 million for fiscal years 2007, 2006 and 2005, respectively.

Sales, Marketing and Customer Service

To execute our strategy, we have developed a sales and marketing program which is primarily focused on indirect sales channels. As of June 30, 2007, our sales and marketing organization consisted of 84 employees and 10 independent sales representatives in 12 locations worldwide.

We work with distributors, including resellers and system integrators, and OEMs to market and sell customized solutions to their end customers. We provide sales and marketing assistance and training to our distributors and OEMs, who in turn provide service and support to end customers. We intend to leverage our relationships with key distributors and OEMs to penetrate select industry segments where our products can provide a superior alternative to existing solutions. For a more limited group of customers who do not normally purchase through distributors or OEMs, we have implemented a direct sales approach.

We maintain close contact with our distributors and end customers. We often collaborate during the sales process with our distributors and the customer’s technical point of contact to help determine the optimal system configuration for the customer’s needs. Our interaction with distributors and end customers allows us to monitor customer requirements and develop new products to better meet end customer needs.

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors and OEMs. Our international sales efforts are supported both by our international offices in the Netherlands and Taiwan as well as by our U.S. sales organization. Sales outside of the U.S. represented 40.8%, 41.5% and 43.7% of net sales in fiscal years 2007, 2006 and 2005, respectively.

Marketing

Our marketing programs are designed to inform existing and potential customers, the trade press, distributors and OEMs about the capabilities and benefits of using our products and solutions. Our marketing efforts support the sale and distribution of our products through our distribution channels. We rely on a variety of marketing vehicles, including advertising, public relations, participation in industry trade shows and conferences to help gain market acceptance. We also provide funds for cooperative marketing to our distributors. These funds reimburse our distributors for promotional spending they may do on behalf of promoting Supermicro products. Promotional spending by distributors is subject to our pre-approval and include items such as film or video for television, magazine or newspaper advertisements, trade show promotions and sales force promotions. The amount available to each distributor is based on its amount of purchases. We also work closely with leading microprocessor vendors in cooperative marketing programs and benefit from market development funds that they make available. These programs are similar to the programs we make available to our distributors in that we are reimbursed for expenses incurred related to promoting the vendor’s product.

Customer Service

We provide customer support for our server systems through our website and 24-hour continuous direct phone based support. For strategic direct and OEM customers, we also have higher levels of customer service available, including, in some cases, on site service and support.

Customers

For fiscal year 2007, our products were purchased by over 450 customers, most of which are distributors in approximately 70 countries. None of our customers accounted for 10% or more of our net sales in fiscal years 2007, 2006 and 2005. End users of our products span a broad range of industries.

Case studies of ongoing and successfully completed deployments of Supermicro server solutions include the following:

Lawrence Livermore National Laboratory (LLNL) Scientific Research Center (USA): Large scientific research organizations require highly optimized CPU and memory performance capabilities architected as supercomputing server clusters. To complete the highly complex scientific research conducted at LLNL, the laboratory required cost-effective computing power to be delivered to their scientific community. Supermicro server building blocks (serverboards, chassis, power supplies) were selected for LLNL’s high performance computing clusters because of their feature optimization, reliability and efficiency and price-to-performance advantages.

Strato AG Web Hosting (Germany): As one of the top three web hosting companies in Europe, Strato AG needs to deploy very large numbers of server nodes in multiple hosting locations. With the high cost of power in Germany and throughout Europe, Strato AG needed the highest available performance per watt capabilities to reduce total cost of ownership and to deliver cost-effective products to their millions of customers. With the help of a local system integrator, Strato AG deployed our single processor server solutions with superior performance per watt and price-to-performance features and was able to continue growing their web hosting capacity to service millions of customers and domain names.

Juniper Networks (USA): Juniper Networks, an OEM customer, operates in the highly competitive and dynamic telecom industry and seeks differentiation in their end products. Juniper Networks required a turnkey appliance solution from an original server design company with a broad selection of rapidly deployable and flexible server modules that can be optimized for specific applications and markets. They also needed local service and post sales support for maximum agility. We provided Juniper Networks with highly customizable server building blocks and highly integrated turnkey solutions to meet their customer requirements and achieve Juniper’s business objectives.

Dawning (China): One of the largest local China server OEMs, Dawning needed stable and highly efficient (from performance and power consumption standpoints) server building block solutions to address the growing market in China with competitive server products. Dawning deployed our dual processor server solutions with the highly efficient power supplies coupled with best price-to-performance to differentiate their product offerings for the Chinese market and were able to win large server projects in China’s rapidly growing telecom industry.

Siemens (USA/Germany): In order to achieve competitive advantage, Siemens’ medical imaging systems division needed a server solution that minimized the amount of time between image capture and transmission for CT, MRI and PET scan systems. We implemented a custom serverboard architecture for Siemens which enabled the highest available I/O expansion and system bandwidth capabilities for dual processor systems. This enabled Siemens to achieve maximum communications throughput for their medical imaging products.

Intellectual Property

We seek to protect our intellectual property rights with a combination of trademark, copyright, trade secret laws and disclosure restrictions. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our design and product development activities. We have issued patents and pending patent applications in the U.S. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to our designs, documentation and other proprietary information. Our registered trademarks include Supermicro, our company logo, Server Building Block Solution, Building Block Solutions, SuperO, Superboard, Superdoctor and A+ Motherboard. Our pending trademark applications include S-Server, SuperBlade, X-Blade, X-Blade Server, PERSONALBLADE and OFFICEBLADE. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third party technologies that are incorporated into some elements of our services. Third parties may infringe or misappropriate our proprietary rights.

Manufacturing and Quality Control

We use several third party suppliers and contract manufacturers for materials and sub-assemblies, such as serverboards, chassis, disk drives, power supplies, fans and computer processors. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. Our manufacturing strategy allows us to quickly adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of our other components. Ablecom coordinates the manufacturing of chassis for us. We plan to expand our warehousing capacity and our manufacturing relationship with Ablecom in China. Ablecom is transferring operations from Taiwan to a larger facility in China. In addition to providing a larger volume of contract manufacturing services for us, Ablecom will warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe.

For server systems, assembly, test and quality control are completed at our wholly-owned manufacturing facility in San Jose, California which has been ISO-9001 certified since 2001. This facility has been certified ISO-9001:2000 compliant since August 2003. We intend to expand our manufacturing, assembly and test capabilities in Asia and Europe to be closer to our key international customers and to reduce costs of shipping our products to our customers. In accordance with ISO-9001 requirements, quality control and inventory management is extended through our suppliers and contract manufacturers with continuous reporting and ongoing qualification programs. The assembly of our server system products involves integrating supplied materials and manufactured sub-assemblies into final products, which are configured and tested before being delivered to our customers.

We maintain sufficient inventory such that most of our orders can be filled within 14 days. We monitor our inventory on a continuous basis in order to be able to meet customer orders and to avoid inventory obsolescence. Due to our modular designs, our inventory can generally be used with multiple different products, further reducing the risk of inventory write-downs.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. We compete primarily with large vendors of x86 general purpose servers and components. In addition, we also compete with a number of smaller vendors who specialize in the sale of server components and systems. We believe our principal competitors include:

•	Global technology vendors such as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation and Intel;

•	Specialized server vendors, such as Rackable Systems, Inc.; and

•	Original Design Manufacturers, or ODMs, such as Quanta Computer, Inc.

The principal competitive factors in our market include the following:

•	first to market with new emerging technologies;

•	flexible and customizable products to fit customers’ objectives;

•	high product performance and reliability;

•	early identification of emerging opportunities;

•	cost-effectiveness;

•	interoperability of products;

•	scalability; and

•	localized and responsive customer support on a worldwide basis.

We believe that we compete favorably with respect to most of these factors. However, most of our competitors have longer operating histories, significantly greater resources and greater name recognition. They may be able to devote greater resources to the development, promotion and sale of their products than we can, which could allow them to respond more quickly to new technologies and changes in customer needs.

Employees

As of June 30, 2007, we employed 613 full time employees and 11 consultants, consisting of 212 employees in research and development, 84 employees in sales and marketing, 64 employees in general and administrative and 253 employees in manufacturing. Of these employees, 510 are based in our San Jose facility. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Executive Officers and Directors

Our executive officers and their ages and their positions as of July 31, 2007, are as follows:

Name	Age	Position(s)
Charles Liang	49	Chairman of the Board, President and Chief Executive Officer
Howard Hideshima	48	Chief Financial Officer
Alex Hsu	58	Chief Sales and Marketing Officer
Chiu-Chu (Sara) Liu Liang	45	Vice President of Operations, Treasurer and Director
Yih-Shyan (Wally) Liaw	52	Vice President of International Sales, Secretary and Director
Bruce Alexander(1)(2)(3)	63	Director
Hwei-Ming (Fred) Tsai(1)(2)(3)	51	Director
Edward J. Hayes, Jr.(1)	52	Director
Sherman Tuan	53	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Charles Liang founded Super Micro and has served as our President, Chief Executive Officer and Chairman of the Board since our inception in September 1993. Mr. Liang has been developing server system architectures and technologies for the past two decades. From July 1991 to August 1993, Mr. Liang was President and Chief Design Engineer of Micro Center Computer Inc., a high-end motherboard design and manufacturing company. From January 1988 to April 1991, Mr. Liang was Senior Design Engineer and Project Leader for Chips & Technologies, Inc., a chipset technology company, and Suntek Information International Group, a system and software development company. Mr. Liang has been granted many server technology patents. Mr. Liang holds an M.S. in Electrical Engineering from the University of Texas at Arlington and a B.S. in Electrical Engineering from National Taiwan University of Science & Technology in Taiwan.

Howard Hideshima has served as our Chief Financial Officer since May 2006. From November 2005 to May 2006, Mr. Hideshima was Vice President of Finance at Force10 Networks, Inc., a network equipment company, and from July 2004 to November 2005, he served as Director of Finance for that company. From April 2001 to June 2004, Mr. Hideshima was Chief Financial Officer and Vice President of Finance and Administration at Virtual Silicon Technology, Inc., a semiconductor intellectual property company. From January 2000 to March 2001, he served as Chief Financial Officer at Internet Corporation, an Internet services company. From January 1999 to December 1999, he was Vice President of Finance and from July 1997 to December 1999 Chief Accounting Officer at ESS Technology, Inc., a fabless semiconductor company. Mr. Hideshima holds an M.B.A. from San Francisco State University and a B.S. in Business Administration from the University of California at Berkeley.

Alex Hsu has served as our Chief Sales and Marketing Officer since July 2006 and President of our subsidiary, Super Micro Computer B.V. since October 2003. Prior to becoming our Chief Sales and Marketing Officer, Mr. Hsu had served as our Senior Vice President of Sales since October 2004. From January 2002 to September 2003, Mr. Hsu was President and Chief Operating Officer of Bizlink Group, an IT solutions company. From January 2001 to January 2002, he was a private investor and consultant working with startup companies in Silicon Valley. From August 1999 to December 2000, he was President and Chief Operating Officer at Oplink Communications, Inc., a networking solutions company. Mr. Hsu has over 25 years experience in the IT industry and served in various managerial and executive positions at Philips, Acer, Hewlett-Packard and Umax. Mr. Hsu holds an M.B.A. and a B.S. in Electrical Engineering from National Chao-Tung University in Taiwan.

Chiu-Chu (Sara) Liu Liang co-founded Super Micro and has served as Vice President of Operations, Treasurer and a member of our board of directors since our inception in September 1993. From 1985 to 1993,

Ms. Liang held finance and operational positions for several companies, including Micro Center Computer Inc. Ms. Liang holds a B.S. in Accounting from Providence University in Taiwan. Ms. Liang is married to Mr. Charles Liang.

Yih-Shyan (Wally) Liaw co-founded Super Micro and has served as Vice President of International Sales, Corporate Secretary and a member of our board of directors since our inception in September 1993. From 1988 to 1991, Mr. Liaw was Vice President of Engineering at Great Tek, a computer company. Mr. Liaw holds an M.S. in Computer Engineering from University of Arizona, an M.S. in Electrical Engineering from Tatung Institute of Technology in Taiwan, and a B.S. degree from Taiwan Provincial College of Marine and Oceanic Technology.

Non-Management Directors

Bruce Alexander has been a member of our board of directors since August 2006. Since April 2006, Mr. Alexander has been an independent financial consultant. Mr. Alexander was a Managing Director at Needham & Company, an investment banking firm, from April 1999 to April 2006. From 1997 to 1999, he was President, Chief Executive Officer and Chairman of the Board for Black & Company, a regional investment bank which was acquired by Wells Fargo in 1999. Mr. Alexander holds an M.S. in Management from Stanford University Graduate School of Business where he was a Sloan Fellow. He earned a B.A. from Duke University.

Hwei-Ming (Fred) Tsai has been a member of our board of directors since August 2006. Mr. Tsai has served as Executive Vice President of SinoPac Bancorp, a financial holding company based in Los Angeles, California, since February 2001, and Chief Financial Officer of SinoPac Bancorp since August 2005. Since December 2002, he has also served as Senior Executive Vice President of Far East National Bank, a commercial bank that is held by SinoPac Bancorp. Mr. Tsai received an M.A. in Professional Accounting from the University of Texas at Austin and a B.A. in Accounting from National Taiwan University in Taiwan.

Edward J. Hayes, Jr. has been a member of our board of directors since February 2007. Mr. Hayes has served as Chief Financial Officer of Pillar Data Systems, Inc., a privately-held data storage company, since August 2006. From July 2004 to August 2006, he served as Executive Vice President and Chief Financial Officer of Quantum Corporation, a data storage company publicly traded on NYSE. From March 2003 to July 2004, Mr. Hayes was an independent consultant and private investor. From April 2001 to March 2003, he was President and Chief Executive Officer of DirecTV Broadband, Inc., an internet service provider. From January 2000 to April 2001, he served as Executive Vice President and Chief Financial Officer of Telocity, Inc., an internet service provider which the management team took public in March 2000. Mr. Hayes is a director and member of the Audit Committee of publicly-traded Alaska Communications Systems Group, Inc., a telecommunications provider, and a director and Chairman of the Audit Committee of privately-held New Wave Research, Inc., a provider of laser-based systems and modules. Mr. Hayes holds a B.A. degree from Colgate University and conducted his graduate studies in Accounting and Finance at the New York University Graduate School of Business.

Sherman Tuan has been a member of our board of directors since February 2007. Mr. Tuan is founder of PurpleComm, Inc. (doing business as TelTel), a provider of internet telephony and digital home services, where he has served as Chief Executive Officer since January 2005 and Chairman of the Board since June 2003. He has served as Chief Executive Officer of Purple Communications Limited, an investment holding company since April 2002. From September 1999 to May 2002, he was director of Metromedia Fiber Network, Inc., a fiber optical networking infrastructure provider. Mr. Tuan was co-founder of AboveNet Communications, Inc., an internet connectivity solutions provider, where he served as President from March 1996 to January 1998, Chief Executive Officer from March 1996 to May 2002 and director from March 1996 to September 1999. Mr. Tuan received a B.S. degree in Electrical Engineering from Feng-Chia University in Taiwan.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge, on or though our website at www.supermicro.com, as soon as reasonably practicable after Super Micro electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the Securities and Exchange Commission.

Item 1A.	Risk Factors

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

We expect that selling our server solutions to larger customers will create new challenges. No one customer represented 10% or more of our revenues for fiscal years 2005, 2006 and 2007. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Historically, a substantial majority of our revenues have resulted from sales of our server solutions through third party distributors and resellers. For fiscal year 2007, approximately 67% of our net sales were derived from sales to third party resellers and distributors. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided promotional goods or made short-term pricing concessions. The discontinuation of promotional goods or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As with most electronics based products, average selling prices of servers typically are highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. We have not been impacted by this phenomenon to any material extent to date because most of our sales are generated from our most recently introduced products which have not yet become commoditized and therefore are not yet subject to the pressure of rapidly declining average selling prices. However, as our business continues to grow, we may increasingly be subject to this industry risk. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future. In some instances, our agreements with our distributors limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be harmed.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. During fiscal years 2007, 2006 and 2005, we recorded inventory write-downs charged to cost of sales of $5.6 million, $2.9 million, $1.4 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

Our research and development expenditures, as a percentage of our net sales, are considerably higher than many of our competitors and our earnings will depend upon maintaining revenues and margins that offset these expenditures.

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

We use Ablecom Technology, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. For fiscal years 2007, 2006 and 2005, our purchases from Ablecom represented approximately 27.7%, 31.3% and 32.2% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

We use Tatung Company for contract manufacturing services. Tatung also purchases our server systems and components. Similarly, we purchase Adaptec drivers that are developed and configured for us, and concurrently sell our products to Adaptec. In fiscal year 2007 we purchased contract manufacturing services and products, respectively, from Tatung and Adaptec in the aggregate amount of approximately $23.3 million and $6.6 million, respectively, and sold products to Tatung and Adaptec in the aggregate amount of approximately $5.7 million and $5.7 million, respectively. Since Tatung and Adaptec are both customers and vendors, the terms and conditions of our business agreements with them may not be as favorable, individually or in aggregate, as we may be able to receive from unrelated third parties, and we may not be as strongly enforce our rights under these agreements. In addition, if a dispute were to arise under our agreement to sell our products to Tatung or Adaptec, the dispute could lead to disruption or termination of the provision of services or products by them to us. This could compromise our ability to satisfy customer orders on a timely basis, if at all, or we may incur significant costs in establishing an agreement with a new vendor, the terms of which may not be as favorable as those in our agreements with Tatung and Adaptec. In that event, our net sales, margins and earnings could suffer. At the same time, if a dispute were to arise under our agreement to purchase contract manufacturing services or products from Tatung or Adaptec, the dispute may cause them to reduce or terminate their purchases of our products, thereby reducing our revenues.

In addition, our relationships with Ablecom and Tatung, who are stockholders as well as providers of contract manufacturing services, could be adversely affected by declines in our stock price or divestments by Ablecom or Tatung of their shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, and Tatung held approximately 2.6% and 2.0%, respectively, of our outstanding common stock as of June 30, 2007. If the value of the shares that Steve Liang or Tatung holds should decline, by decrease in our stock price or by disposition of the shares, Ablecom, because Steve Liang has considerable influence over Ablecom’s commercial agreements, or Tatung may not be willing to give us terms and conditions for contract manufacturing services that are as favorable as those in our existing contracts. Likewise, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

Currently, we purchase contract manufacturing services primarily for our chassis and power supply products from Ablecom. If our commercial relationship with Ablecom were to deteriorate or terminate, establishing direct relationships with those entities supplying Ablecom with key materials for our products or identifying and negotiating agreements with alternative providers of warehouse and contract manufacturing services might take a considerable amount of time and require a significant investment of resources. Pursuant to our agreements with Ablecom and subject to certain exceptions, Ablecom has the exclusive right to be our supplier of the specific products developed under such agreements. As a result, if we are unable to obtain such products from Ablecom on terms acceptable to us, we may need to identify a new supplier, change our design and acquire new tooling, all of which could result in delays in our product availability and increased costs. If we need to use other suppliers, we may not be able to establish business arrangements that are, individually or in the aggregate, as favorable as the terms and conditions we have established with Ablecom. If any of these things should occur, our net sales, margins and earnings could significantly decrease, which would have a material adverse effect on our business.

We are increasing our operations in Taiwan and China and could be subject to risks of doing business in the region.

We intend to increase our business operations in Asia, and particularly in Taiwan and China. As a result, our exposure to the business risks presented by the economies and regulatory environments of Asia will increase. For example, the validity, enforceability and scope of protection of intellectual property is uncertain and evolving in Taiwan and China, and our intellectual property rights may not be protected under the laws of Taiwan and China to the same extent as under laws of the United States. If our intellectual property is misappropriated, we may experience unfair competition and declining sales or be forced to incur increased costs of enforcing our intellectual property rights, both of which would adversely affect our net sales, gross margins and results of operations.

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

We have in the past entered into plea and settlement agreements with the government relating to violations of export control and economic sanctions laws that occurred during the 2001 to 2003 timeframe; if we fail to comply with laws and regulations restricting dealings with sanctioned countries, we may be subject to future civil or criminal penalties, which may have a material adverse effect on our business or ability to do business outside the U.S.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property and in the future we may receive claims that our products infringe or violate third parties’ intellectual property rights. For example, we were subject to a lawsuit filed on September 2, 2005 by Rackable Systems, Inc. On May 3, 2007, we settled the claims on terms which had no adverse effect on our business, financial condition and result of operations. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

Our net sales are difficult to forecast because we do not have sufficient backlog of unfilled orders to meet our quarterly net sales targets at the beginning of a quarter. Rather, a majority of our net sales in any quarter depend upon customer orders that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future net sales and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any shortfall in net sales. Accordingly, any significant shortfall of revenues in relation to our expectations would harm our operating results.

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

Our net sales and gross profit depend largely on general economic conditions and, in particular, the strength of demand for our server solutions in the markets in which we are doing business. From time to time, customers and potential customers have elected not to make purchases of our products due to reduced budgets and uncertainty about the future, and, in the case of distributors, declining demand from their customers for their solutions in which they integrate our products. Similarly, from time to time, acts of terrorism, in particular in the United States, have had a negative impact on information technology spending. High fuel prices and turmoil in the Middle East and elsewhere have increased uncertainty in the United States and our other markets. Should the current conflicts in the Middle East and in other parts of the world suppress economic activity in the United States or globally, our customers may delay or reduce their purchases on information technology, which would result in lower demand for our products and adversely affect our results of operations.

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

If we proceed with an acquisition or investment, we may be required to use a considerable amount of our cash, including proceeds from this offering, or to finance the transaction through debt or equity securities offerings, which may decrease our financial liquidity or dilute our stockholders and affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be harmed.

Maintaining and improving our financial controls and complying with rules and regulations applicable to public companies may be a significant burden on our management team and require considerable expenditures of our resources.

As a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The Nasdaq Marketplace Rules, or Nasdaq rules, apply to us as a public company. Compliance with these rules and regulations have necessitated significant increases in our legal and financial budgets and may also strain our personnel, systems and resources.

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances applicable to specified electronic products placed on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive). We are also subject to laws and regulations such as California’s “Proposition 65” which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the State of California to be dangerous, such as lead. In June 2007, we entered into a settlement agreement regarding this claim, and the claims on terms had no adverse effect on our business, financial condition and result of operations. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design and/or manufacturing of our products, any of which could have a material adverse effect on our business.

Risks Related to Owning Our Stock

The trading price of our common stock is likely to be volatile, and you might not be able to sell your shares at or above the price at which you purchased the shares.

Our stock has been publicly traded for a relatively short period of time, having first begun trading in March 2007. The trading prices of technology company securities in general have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this prospectus, that may affect the trading price of our common stock include:

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale discussed in this prospectus lapse could cause the trading price of our common stock to decline significantly. As of June 30, 2007, we had approximately 30.2 million shares of common stock outstanding. Of these shares, only shares of common stock sold in our initial public offering to investors other than those subject to a 180-day contractual lock-up are currently freely tradable, without restriction, in the public market. Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to a 180-day contractual lock-up to sell shares prior to September 25, 2007, the expiration of the lock-up agreements. The lock-up is subject to extension under certain circumstances.

After the lock-up agreements pertaining to our initial public offering expire, an additional approximately 21.0 million shares will be eligible for sale in the public market, including approximately 11.6 million shares held by directors, executive officers and other affiliates, which will be subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 12.0 million shares subject to outstanding options and reserved for future issuance under our 1998 stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The research and reports that industry or financial analysts publish about us or our business likely have an effect on the trading price of our common stock. If an industry analyst decides not to cover our company, or if an industry analyst decides to cease covering our company at some point in the future, we could lose visibility in the market, which in turn could cause our stock price to decline. If an industry analyst downgrades our stock, our stock price would likely decline rapidly in response.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of August 20, 2007, we anticipate that our executive officers, directors, current five percent or greater stockholders and affiliated entities will together beneficially owned approximately 47.8 percent of our common stock outstanding. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 262,000 square feet of office and manufacturing space subject to existing mortgages with approximately $11.6 million remaining outstanding as of June 30, 2007. Our European headquarters for sales and customer support is located in Denbosch, Netherlands where we lease approximately 21,000 square feet of office space under a lease that expires in 2011. In Asia, our research and development operations are located in an approximately 23,000 square feet facility in Taipei County, Taiwan under a lease that expires in 2008. On June 28, 2007, we entered into an agreement to purchase a property located at 880 Fox Lane, San Jose, California, consisting of approximately 90,000 square feet of space. The purchase price for this property is approximately $11.3 million. Escrow of this property is expected to close on or about October 15, 2007.

Item 3.	Legal Proceedings

On September 2, 2005, Rackable Systems, Inc. filed a patent infringed lawsuit against us in federal court for the Northern District of California. On May 3, 2007, we settled the claims on terms which had no adverse effect on our business, financial condition and result of operations.

In 2004, we received subpoenas from the Bureau of Industry and Security of the Department of Commerce, or BIS, with respect to our relationship with a distributor and transactions involving the sale and resale of products to Iran. After receiving the first subpoena, we retained special export control counsel, conducted an internal investigation into these matters and terminated our relationship with the distributor in question. We also instituted a new export compliance program, which program we continue to develop and implement. The U.S. Department of Justice and Office of Foreign Assets Control of the Department of Treasury, or OFAC, also initiated investigations regarding these matters. In September 2006, we entered into an agreement with the U.S. Department of Justice pursuant to which we agreed to plead guilty to one count of violating federal export regulations by shipping 300 motherboards to Dubai, UAE, with knowledge that they would be transshipped to Iran. We agreed to pay a $150,000 fine. The plea agreement has been approved by the U.S. District Court. We have also entered into a settlement agreement with BIS with respect to alleged violations of the Export Administration Regulations pursuant to which we agreed to pay a fine of approximately $125,000. We were charged by BIS with twelve violations of the Export Administration Regulations. Six of these violations involved the shipment of server systems and components without required government authorization through a distributor to end customers in Iran. Three of these violations involved allegations that shipments took place when we knew or had reason to know that the transactions would constitute a violation of the applicable regulations. Three involved claims that we made false declarations on shipping documents, stating that no license was required for the export of the products when in fact a government license was required. BIS has also issued a proposed charging letter to one of our employees who served as an international sales team leader at the time of the transactions in question. This individual continues to be employed by us; however, the individual no longer works in an international sales function. Finally, we have a settlement agreement with OFAC relating to 21 alleged violations of U.S. sanctions laws. Pursuant to this agreement, we have paid a fine of $179,000. We believe that all issues with respect to the matters under investigation have been resolved as to the Company. We believe we are currently in compliance in all material respects with applicable export related laws and regulations. However, if our export compliance program is not effective, or if we are subject to any future claims regarding violation of export control laws and economic sanctions, we could be subject to civil or criminal penalties, which could lead to a material fine or other sanctions, including loss of export privileges, that may have a material adverse effect on our business, financial condition, results of operation and future prospects. In addition, these plea and settlement agreements and any future violations could have an adverse impact on our ability to sell our products to U.S. federal, state and local government and related entities.

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

In addition to the above, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of the above matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended June 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “SMCI.” On March 28, 2007, a registration statement on Form S-1 was declared effective for our initial public offering. The following table sets forth the high and low selling prices of our common stock for the period March 29, 2007 through June 30, 2007, as reported by The Nasdaq Global Market.

	High	Low
Fiscal Year 2007:
Third Quarter	$8.99	$8.76
Fourth Quarter	$11.43	$9.54

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

There were approximately 110 registered stockholders of record of our common stock on August 20, 2007.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information is incorporated by reference from our proxy statement.

Stock Performance Graph

The following graph compares our cumulative total stockholder return on our common stock between March 29, 2007 (the date of our initial public offering) and June 30, 2007 with the cumulative return of the Nasdaq Computer Index and the Nasdaq Composite Index, which both include our common stock, for the comparable period.

The graph reflects an investment of $100 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, on March 29, 2007, and a reinvestment of dividends, if any. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of March 29, 2007 to June 30, 2007 Cumulative Total Return Among Super Micro Computer, Nasdaq Computer Index and Nasdaq Composite

Recent Sales of Unregistered Securities

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

The net proceeds to us from the offering, after deducting $3,584,000 in underwriting discounts and commissions and $4,635,000 of offering expenses payable by us, were $42,981,000. We had used approximately $7.2 million of the net proceeds to pay off one of the building loans, and we intend to use approximately $11.6 million of the net proceeds to repay the outstanding building loans as of June 30, 2007. We have invested $15.0 million of the net proceeds of the offering in short-term investment consist of auction rate securities. The goal with respect to the investment of the net proceeds is capital preservation and liquidity so that such funds are readily available to fund our operations. We intend to use approximately $11.3 million of the net proceeds to purchase a property at 880 Fox Lane, San Jose, California to provide additional office space. Escrow of this property is expected to close on or about October 15, 2007. We have no present intention to acquire any businesses, products or technologies. No net proceeds to us, or expenses incurred for our account in connection with the offering, were paid to any of our directors, officers, 10% or greater stockholders or affiliates.

The intended use of the net proceeds represents our current intentions based upon our current plans and business condition. The amounts and timing of our expenditures will depend upon a number of factors, including cash flows from operations and anticipated growth of our business. Our management will have broad discretion in the use of our net proceeds.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:(1)
Net sales	$420,393	$302,541	$211,763	$167,065	$137,161
Cost of sales	345,384	242,235	178,293	138,232	113,853

Gross profit	75,009	60,306	33,470	28,833	23,308

Operating expenses:
Research and development	21,171	15,814	10,609	8,513	6,858
Sales and marketing	12,586	9,363	7,197	8,439	5,907
General and administrative	11,467	6,931	5,380	5,074	3,315
Provision for (reversal of) litigation loss	(120)	575	(1,178)	—	1,178

Total operating expenses	45,104	32,683	22,008	22,026	17,258

Income from operations	29,905	27,623	11,462	6,807	6,050
Interest income	765	254	117	27	28
Interest expense	(1,332)	(1,257)	(867)	(771)	(800)
Other income, net	0	2	17	20	95

Interest and other income, net	(567)	(1,001)	(733)	(724)	(677)

Income before income tax provision	29,338	26,622	10,729	6,083	5,373
Income tax provision	9,999	9,675	3,639	1,229	1,856

Net income	$19,339	$16,947	$7,090	$4,854	$3,517

Net income per share
Basic	$0.80	$0.77	$0.32	$0.22	$0.16
Diluted	$0.57	$0.53	$0.24	$0.17	$0.14
Shares used in per share calculation
Basic	24,153	22,010	21,914	21,898	21,714
Diluted	33,946	31,846	29,442	28,062	25,726

(1) Includes charges for stock-based compensation:
Cost of sales	$300	$102	$40	$17	$—
Research and development	1,058	441	180	81	—
Sales and marketing	362	236	63	48	—
General and administrative	710	317	142	56	—

	As of June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,864	$16,509	$11,170	$7,359	$6,357
Working capital	95,086	37,026	22,922	14,040	12,578
Total assets	205,583	131,001	89,662	72,347	50,796
Long-term obligations, net of current portion(2)	11,291	18,685	12,572	13,062	9,108
Total stockholders’ equity	115,872	47,767	29,127	21,568	16,418

(2)	As of June 30, 2007, $11.3 million of our long-term obligations, net of current portion were building loans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. For fiscal years 2007, 2006 and 2005, net sales of optimized servers were $152.5 million, $104.5 million, and $66.6 million, respectively, and net sales of serverboards and components were $267.9 million, $198.1 million, and $145.2 million, respectively.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2007, 2006 and 2005, our net sales were $420.4 million, $302.5 million and $211.8 million, respectively, and our net income was $19.3 million, $16.9 million and $7.1 million, respectively.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For fiscal years 2007, 2006 and 2005, we derived approximately 67%, 73% and 83%, respectively, of our net sales from products sold to distributors, and we derived approximately 33%, 27% and 17%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in fiscal years 2007, 2006, or 2005. For fiscal years 2007, 2006 and 2005, we derived approximately 59%, 59% and 56%, respectively, of our net sales from customers in the United States. For fiscal years 2007, 2006 and 2005, we derived approximately 41%, 41% and 44%, respectively, of our net sales from customers outside the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2007, 2006 and 2005, research and development expenses represented approximately 5.0%, 5.2% and 5.0% of our net sales, respectively.

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

One of our key suppliers is Ablecom, which supplies us with contract design and manufacturing support. For fiscal years 2007, 2006 and 2005, our purchases from Ablecom represented approximately 27.7%, 31.3% and 32.2% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We plan to expand our warehousing capacity and our manufacturing relationship with Ablecom in China in an effort to reduce our product costs. Ablecom is expanding operations from Taiwan to a larger facility in China. In addition to providing a larger volume of contract manufacturing services for us, Ablecom will warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales in excess of what we might have obtained absent our relationship with Ablecom.

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

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2007, for example, refer to the fiscal year ended June 30, 2007.

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

Research and development expenses. Research and development expenses consist of the personnel and related expenses of our research and development teams, and materials and supplies, consulting services, third party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering (NRE) funding from certain suppliers and customers towards our development efforts. Under these programs, we are reimbursed for certain research and development costs that we incur as part of the joint development of our products and those of our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses. We expect that research and development expenses will continue to increase in absolute dollars in the future as we increase our investment in developing new products and adding new features in current products, but such expenditures may fluctuate as a percentage of net sales.

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

Provision for (reversal of) litigation loss. Loss from litigation relates to an action filed in France by Digitechnic, S.A., a former customer, alleging that certain products purchased from us were defective. In September 2003, the court found in favor of Digitechnic and awarded damages totaling $1.2 million. We accrued for these damages in our consolidated financial statements as of June 30, 2003. In February 2005, the court of appeals dismissed the claims and, as a result, we reversed the expense. Digitechnic appealed the decision to the French supreme court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. Pending a new hearing, the trial court ruling is reinstated. Although we cannot predict with certainty the final outcome of this litigation, we believe the claims to be without merit and intend to continue to defend against them vigorously. We believe that the ultimate resolution of this matter will not result in a material adverse impact on our results of operations, cash flows or financial position. In addition, we accrued $575,000 in fiscal year 2006 for the payment of estimated fines related to export control matters arising in prior years. In August, September and November 2006, we entered into settlement agreements regarding certain claims relating to the sale of its products in violation of export control laws. In August 2006, we entered into a plea agreement with the U.S. Department of Justice, the principal terms of which included entering a guilty plea to one charge of violating federal export regulations and payment of approximately $150,000 in fines. The plea agreement has been approved by the U.S. District Court. We have also entered into a settlement agreement with the Bureau of Industry and Security of the Department of Commerce pursuant to which we have acknowledged violations of the Export Administration Regulations and agreed to pay a fine of approximately $125,000. Finally, on November 10, 2006, we entered into a settlement agreement with the Office of Foreign Assets Control of the Department of the Treasury (“OFAC”), pursuant to which we made a payment of a fine of $179,000. We believe that all issues with respect to the matters under investigation have been resolved as to the Company.

Interest expense and other, net. Interest expense and other, net represents the net of our interest expense on the building loans for our owned facilities and a Small Business Administration loan offset by interest earned on our cash balances. We expect to use a portion of the net proceeds from our initial public offering to repay all of these obligations.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to the tax benefit of research and development tax credits and the extraterritorial income exclusion. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 10 of Notes to Consolidated Financial Statements. In future years, we anticipate our effective tax rate will increase due to the phase out of the extraterritorial income exclusion.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Credits that we issued pursuant to these provisions were $182,000, $75,000 and $203,000 for fiscal years 2007, 2006 and 2005, respectively. We do not commit to future price reductions with any of our customers.

We have an immaterial amount of service revenue relating to non-warranty repairs, which is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Cooperative marketing accruals. We follow Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products).

We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria. In accordance with EITF Issue No. 01-9, we record advertising costs meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations. For those advertising costs that do not meet the criteria set forth in EITF Issue No. 01-9, the amounts are recorded as a reduction to sales in the accompanying consolidated statements of operations.

Prior to fiscal year 2007, we had recognized the maximum potential amount of the reimbursement for which the resellers were entitled (that is, no reduction for breakage was made) as we lacked sufficient historical experience to make a reasonably reliable estimate. Beginning in fiscal year 2007, we determined that we had sufficient history of unclaimed cooperative marketing funds to make reasonably reliable estimates. Accordingly, we determined an estimate of unclaimed cooperative marketing funds breakage of approximately 27% for our cooperative marketing accruals. This change in accounting estimate had a favorable impact on income before income taxes of approximately $755,000 for the fiscal year June 30, 2007. The effect on net income for this period was an increase of approximately $498,000 and the effect on earnings per common share was an increase of $0.02 per basic share and $0.01per fully diluted share.

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

Stock-based compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Prior to July 1, 2006, we account for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted with exercise prices less than the fair value of the underlying common stock at the option grant date. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal 2007. We recorded stock compensation expense of $1.5 million for the fiscal year ended June 30, 2007 resulting from the adoption of SFAS No. 123(R).

As of June 30, 2007, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $6.7 million, which is expected to be recognized as an expense over a weighted-average period of approximately 4 years. See Note 1 to our consolidated financial statements for additional information.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.2	80.1	84.2

Gross profit	17.8	19.9	15.8

Operating expenses:
Research and development	5.0	5.2	5.0
Sales and marketing	3.0	3.1	3.4
General and administrative	2.7	2.3	2.6
Provision for (reversal of) litigation loss	0.0	0.2	(0.6)

Total operating expenses	10.7	10.8	10.4

Income from operations	7.1	9.1	5.4
Interest income	0.2	0.1	0.1
Interest expense	(0.3)	(0.4)	(0.4)
Other income, net	0.0	0.0	0.0

Income before income taxes provision	7.0	8.8	5.1
Income tax provision	2.4	3.2	1.8

Net income	4.6%	5.6%	3.3%

Comparison of Fiscal Years Ended June 30, 2007 and 2006

Net sales. Net sales increased by $117.9 million, or 39.0%, to $420.4 million from $302.5 million, for fiscal years 2007 and 2006, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the year ended June 30, 2007, the approximate number of units sold increased 23.5% to 2.1 million compared to 1.7 million for the year ended June 30, 2006. Growth in unit volumes was primarily due to the introduction and growth of X7, H8 and PD series motherboards and an increase in sales of chassis and accessories such as memory and disk drives offset in part by lower sales of X5 and X6 motherboards. For the year ended June 30, 2007, the approximate number of server system units sold increased 15.7% to 133,000 compared to 115,000 for the year ended June 30, 2006. The average selling price of server system units sold increased 22.2% to approximately $1,100 in fiscal year 2007 compared to approximately $900 in fiscal year 2006. Growth in the average selling prices of our server systems was principally driven by an increase in sales of 6000 Series and AMD series of server systems, offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $48.0 million or 46.0% from fiscal year 2006 to fiscal year 2007, primarily due to increase in shipments of 6000 Series configurations of servers, OEM servers and AMD series of server systems. Sales of server systems represented 36.3% of our net sales for fiscal year 2007 as compared to 34.5% of our net sales for fiscal year 2006. For fiscal years 2007 and 2006, we derived approximately 67% and 73%, respectively, of our net sales from products sold to distributors and we derived approximately 33% and 27%, respectively, from sales to OEMs and to end customers. For fiscal year 2007, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 59.2%, 15.4%, 6.9% and 16.4%, of our net sales, respectively, as compared to 58.5%, 11.0%, 8.9% and 19.3%, respectively, for fiscal year 2006.

Cost of sales. Cost of sales increased by $103.1 million, or 42.6%, to $345.4 million from $242.2 million, for fiscal years 2007 and 2006, respectively. Cost of sales as a percentage of net sales was 82.2% and 80.1% for fiscal years 2007 and 2006, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and higher inventory valuation changes of $2.8 million. The higher cost of sales as a percentage of net sales was driven by an increase in our sales of X7 and PD series motherboards which have higher than average cost of sales as a percentage of net sales and a decrease in average selling prices of more mature products. In fiscal year 2007, we recorded a $5.6 million expense, or 1.3% of net sales, related to the write down of excess and obsolete inventory as compared to $2.9 million, or 0.9% of net sales, in fiscal year 2006. The increase in the inventory write down was primarily for the Company’s AMD DDR inventory.

Research and development expenses. Research and development expenses increased by $5.4 million, or 33.9%, to $21.2 million from $15.8 million for fiscal years 2007 and 2006, respectively. Research and development expenses were 5.0% of net sales for fiscal year 2007 and 5.2% of net sales for fiscal year 2006. The increase in absolute dollars was primarily due to an increase of $4.0 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense resulting from the adoption of FAS 123R, and an increase of $1.4 million in development costs associated with new products offset in part by an increase of $0.7 million in non-recurring engineering funding from certain suppliers and customers. The increase in personnel was primarily related to expanded product development initiatives.

We incurred stock-based compensation expense associated with research and development personnel of $1.1 million in fiscal year 2007 and $0.4 million in fiscal year 2006, respectively. We expect research and development expenses to include stock-based compensation expense of $129,000, $671,000, $1,120,000 and $1,252,000 in fiscal years 2011, 2010, 2009 and 2008, respectively, based on the continued vesting of outstanding options as of June 30, 2007.

Sales and marketing expenses. Sales and marketing expenses increased by $3.2 million, or 34.4%, to $12.6 million from $9.4 million, for fiscal years 2007 and 2006, respectively. Sales and marketing expenses were 3.0% and 3.1% of net sales for fiscal years 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase of $2.4 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense resulting from the adoption of FAS 123R and an increase of $0.5 million in trade show and travel related expenses.

We incurred stock-based compensation expense associated with sales and marketing personnel of $0.3 million in fiscal year 2007 and $0.2 million in fiscal year 2006, respectively. We expect sales and marketing expenses to include stock-based compensation expense of $54,000, $242,000, $424,000 and $452,000 in fiscal years 2011, 2010, 2009 and 2008, respectively, based on the continued vesting of outstanding options as of June 30, 2007.

General and administrative expenses. General and administrative expenses increased by $4.5 million, or 65.4%, to $11.5 million from $6.9 million, for fiscal years 2007 and 2006, respectively. General and administrative expenses were 2.7% and 2.3% of net sales for fiscal years 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase of $1.8 million in compensation and benefits, including higher stock-based compensation expense resulting from the adoption of FAS 123R, an increase of $1.2 million in legal expenses primarily associated with our defense of certain litigation matters and an increase of $0.6 million in professional fees to support being a public company.

We incurred stock-based compensation expense associated with general and administrative personnel of $0.7 million in fiscal year 2007 and $0.3 million in fiscal year 2006, respectively. We expect general and administrative expenses to include stock-based compensation expense of $113,000, $701,000, $932,000 and $1,005,000 in fiscal years 2011, 2010, 2009 and 2008, respectively, based on the continued vesting of outstanding options as of June 30, 2007.

Provision for (reversal of) litigation loss. Loss from litigation decreased by $0.7 million to $(0.1) million from $0.6 million for fiscal years 2007 and 2006, respectively. The decrease was primarily due to the final settlement of import/export litigation at less than the estimated loss amount. See “Notes to Consolidated Financial Statements—Note 12.”

Interest and other expense, net. Interest and other expense, decreased by $0.4 million, or 43.4%, to $0.6 million from $1.0 million, for fiscal years 2007 and 2006, respectively, of which $1.3 million was interest expenses in both fiscal years. The decrease was due to higher interest income of $0.5 million from higher cash, cash equivalent and short-term investment balances primarily as a result of our initial public offering. We expect the interest expenses will decrease in the future as we intend to repay our outstanding building loans in fiscal year 2008.

Provision for income taxes. Provision for income taxes increased by $0.3 million, or 3.3%, to $10.0 million from $9.7 million, for fiscal years 2007 and 2006, respectively. The effective tax rate was 34.1% and 36.3% for fiscal years 2007 and 2006, respectively. The decrease of the effective tax rate was the result of the increased benefit of research and development tax credits and foreign income deductions relative to our higher taxable income.

Comparison of Fiscal Years Ended June 30, 2006 and 2005

Net sales. Net sales increased by $90.8 million, or 42.9%, to $302.5 million from $211.8 million, for fiscal years 2006 and 2005, respectively. This was due to an increase in both unit volumes and average selling prices. For the year ended June 30, 2006, the approximate number of units sold increased 30.8% to 1.7 million compared to 1.3 million for the year ended June 30, 2005. Growth in unit volumes was primarily due to the increasing sales of our 5000 series of server systems, our X6 series of serverboards and other server components, primarily accessories, including microprocessors. For the year ended June 30, 2006, the approximate number of server system units sold increased 30.7% to 115,000 compared to 88,000 for the year ended June 30, 2005. The average selling price of server system units sold increased 12.5% to approximately $900 in fiscal year 2006 compared to approximately $800 in fiscal year 2005. Growth in the average selling prices of our server systems was principally driven by an increase in sales of server systems to OEM customers and system integrators, offset in part by declines in average selling prices in more mature products sold to distributors. Sales of server systems represented 31.4% of our net sales for fiscal year 2005 as compared to 34.5% of our net sales for fiscal year 2006. For fiscal years 2006 and 2005, we derived approximately 73% and 83%, respectively, of our net sales from products sold to distributors and we derived approximately 27% and 17%, respectively, from sales to OEMs and to end customers. The increase in sales to OEM and to end customers was principally the result of increased sales to OEMs. For fiscal year 2006, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 58.5%, 11.0%, 8.9% and 19.3%, of our net sales, respectively, as compared to 56.3%, 12.7%, 9.3% and 18.4%, respectively, for fiscal year 2005.

Cost of sales. Cost of sales increased by $63.9 million, or 35.9%, to $242.2 million from $178.3 million, for fiscal years 2006 and 2005, respectively. Cost of sales as a percentage of net sales was 80.1% and 84.2% for fiscal years 2006 and 2005, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales. The lower cost of sales as a percentage of net sales was driven by the increasing percentage of our sales represented by server systems, which generally have lower costs of sales as a percentage of net sales than components.

Research and development expenses. Research and development expenses increased by $5.2 million, or 49.1%, to $15.8 million from $10.6 million for fiscal years 2006 and 2005, respectively. Research and development expenses were 5.2% of net sales for fiscal year 2006 and 5.0% of net sales for fiscal year 2005. The increase was primarily due to an increase of $3.9 million in compensation and benefits resulting from growth in research and development personnel. The increase in personnel was primarily related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $2.2 million, or 30.1%, to $9.4 million to $7.2 million, for fiscal years 2006 and 2005, respectively. Sales and marketing expenses were 3.1% and 3.4% of net sales for fiscal years 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase of $1.2 million in compensation and benefits resulting from growth in sales and marketing personnel, an increase of $0.5 million in total advertising and promotional expenses, an increase of $0.2 million in trade show expenses, and an increase of $0.3 million in international sales consulting fees, offset in part by an increase of $0.4 million in cooperative funding from vendors.

General and administrative expenses. General and administrative expenses increased by $1.6 million, or 28.8%, to $6.9 million from $5.4 million, for fiscal years 2006 and 2005, respectively. General and administrative expenses were 2.3% and 2.6% of net sales for fiscal years 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase of $0.8 million in compensation and benefits and an increase of $0.8 million in legal expenses primarily associated with our defense of certain litigation matters.

Provision for (reversal of) litigation loss. Loss from litigation increased by $1.8 million to $0.6 million from $(1.2) million for fiscal years 2006 and 2005, respectively. The increase was primarily due to the reversal in fiscal 2005 of the loss accrued in fiscal 2003 as a result of the dismissal of the Digitechnic claims in the court of appeal in France (For more information, see “Notes to Consolidated Financial Statements—Note 11.”).

Interest and other expense, net. Interest and other expense, increased by $0.3 million, or 36.6%, to $1.0 million from $0.7 million, for fiscal years 2006 and 2005, respectively, of which $0.9 million and $1.3 million were interest expenses, respectively. The increase was due to higher interest expenses of $0.3 million associated with a mortgage obtained in connection with a new building that we purchased.

Provision for income taxes. Provision for income taxes increased by $6.0 million, or 165.9%, to $9.7 million to $3.6 million, for fiscal years 2006 and 2005, respectively. The effective tax rate was 36.3% and 33.9% for fiscal years 2006 and 2005, respectively. The increase of the effective tax rate was the result of the reduced benefit of research and development tax credits and foreign income deductions relative to our higher taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and more recently from the proceeds of our initial public offerings. Our cash and cash equivalents and short term investments were $65.9 million as of June 30, 2007, $16.6 million as of June 30, 2006 and $12.9 million as of June 30, 2005.

Operating Activities. Net cash provided by operating activities was $15.0 million, $8.2 million and $4.7 million for fiscal years 2007, 2006 and 2005, respectively. Net cash provided by our operating activities for fiscal year 2007 was primarily due to our net income of $19.3 million, an increase in accounts payable of $9.5 million, an increase in the allowance for sales returns of $4.4 million and an increase in accrued liabilities of $5.2 million which was substantially offset by an increase in accounts receivable of $15.8 million and an increase in inventory of $9.2 million. Net cash provided by our operating activities for fiscal year 2006 was primarily due to our net income of $16.9 million, an increase in the allowance for sales returns of $2.5 million and an increase in accounts payable of $14.2 million which was substantially offset by an increase in accounts receivable of $11.2 million and an increase in inventory of $17.1 million. Net cash provided by operating activities for fiscal year 2005 was due primarily to our net income of $7.1 million, an increase in the allowance for sales returns of $4.1 million and an increase in accounts payable of $6.6 million. These increases were partially offset by increases in inventory of $8.9 million and accounts receivable of $9.6 million. The increases for fiscal years 2007, 2006 and 2005 in accounts receivable, sales returns inventory and accounts payable were primarily due to growth in net sales during the periods as a result of new product introductions, increased sales of existing server systems and components and increased purchases from our suppliers. We anticipate that accounts receivable, sales returns inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

Investing activities. Net cash used in our investing activities was $18.1 million, $9.8 million and $0.9 million for fiscal years 2007, 2006 and 2005, respectively. Of these amounts, $15.0 million in fiscal year 2007 was related to the purchase of a short-term investments in auction rate securities. In fiscal year 2006, $9.8 million was related to the purchase of new building to support the Company’s growth in warehouse and assembly capacity. In fiscal year 2005, $1.7 million in restricted funds associated with the line of credit facility were released. The released funds were subsequently utilized to purchase short-term investments in fiscal year 2005. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We do expect to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business and meeting regulatory requirements associated with being a public company.

Financing activities. Net cash provided by our financing activities was $37.5 million, $6.9 million and $(0.1) million for fiscal years 2007, 2006 and 2005, respectively. In fiscal year 2007, $43.4 million was related to the proceeds from an initial public offering of our common stock, net of offering costs. In fiscal year 2006, $8.9 million was related to proceeds from building loans associated with the purchase of land and building for assembly and warehouse space to support the growth of the company in fiscal year 2006. We repaid $7.7 million, $2.7 million and $0.4 million in loans for fiscal years 2007, 2006 and 2005, respectively.

We have historically generated cash from our operating activities as we have grown. We expect to experience continued growth in our working capital requirements as we continue to expand our business. We intend to fund this continued expansion though cash generated by operations and the proceeds of our initial public offering. We anticipate that working capital will constitute a material use of our cash resources.

Other factors affecting liquidity and capital resources

We have entered into four building loans to purchase three facilities located in San Jose, California. Total balance outstanding on these loans was $11.6 million as of June 30, 2007. The first loan was entered into in March 2001 under which we borrowed $8.7 million. The second loan was entered into in April 2004 under which we borrowed $4.3 million. The third and fourth loans were entered into in September 2005 under which we borrowed a total of $7.9 million. The first loan was paid off on May 15, 2007 for $7.2 million including a pre-payment penalty of $69,000. These four loans require us to maintain customary covenants related to business and financial condition. They also have customary restrictions on business and financial activity in which we cannot engage without the prior written consent of the bank. For example, under the terms of the building loans, we generally may not, without the lenders’ prior written consent, incur certain indebtedness and liens, engage in business activities substantially different from our present business, liquidate or dissolve our business, lease or dispose of all or a substantial part of our business or assets, sell assets for less than fair market price, enter into any consolidation, merger or other business combination, or make certain loans, acquisitions and guaranties.

In addition, we have historically paid a majority of our vendors within 25 to 100 days of invoice and Ablecom between 45 and 170 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of June 30, 2007 and 2006 amounts owed to Ablecom by us were approximately $26.1 million and $23.5 million, respectively.

We have entered into arrangements with certain financing companies that have committed to pay us in a specified period after shipment to customers for sales transactions that have been approved by these financing companies prior to shipment. We remain obligated to re-purchase the customer obligations if the customer defaults. See, “Note 6 to the Notes to Consolidated Financial Statements.”

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

We intend to use approximately $11.6 million of the net proceeds to repay outstanding building loans as of June 30, 2007 and use approximately $11.3 million of the net proceeds to purchase a new building located at 880 Fox Lane, San Jose, California to support our growth in warehouse and assembly capacity.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2007:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$674	$606	$359	$421	$2,060
Capital leases	125	41	—	—	166
Building loans	1,075	2,151	2,148	15,791	21,165
Purchase commitments	5,402	—	—	—	5,402

Total	$7,276	$2,798	$2,507	$16,212	$28,793

We expect to fund these obligations from our ongoing operations and the proceeds of our initial public offering.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our consolidated financial position, results of operations or cash flows.

SAB No. 108

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We applied the guidance in SAB 108 as of July 1, 2006. The application of SAB 108 did not have a significant effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations or cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in SFAS No. 159. We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds, certificates of deposit and auction rate securities which they are reasonably expected to be realized in cash or sold during the normal operating cycle of the business. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations. As of June 30, 2007, our investments were in money market funds, certificates of deposit and auction rate securities.

We had $11.6 million of indebtedness under our credit facilities as of June 30, 2007, $19.2 million of indebtedness under our credit facilities as of June 30, 2006 and $13.0 million of indebtedness under our credit facility as of June 30, 2005. The annual interest rate on our credit facilities is based on various indexes as defined in the loan agreements. At June 30, 2007, the interest rates ranged from 5.77% to 7.23%. An immediate 10% increase in the index rates would not have a material effect on our interest expense.

Foreign Currency Risk

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) for fiscal years 2007, 2006 and 2005 were ($1,000), ($190,000) and $178,000, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Micro Computer, Inc.

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment.

As discussed in Note 8 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

/s/ Deloitte & Touche LLP

San Jose, California

August 24, 2007

SUPER MICRO COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$50,864	$16,509
Short-term investments	15,055	53
Accounts receivable, net of allowances of $770 and $531 at June 30, 2007 and 2006, respectively (including amounts receivable from a related party of $853 and $310 at June 30, 2007 and 2006, respectively)	33,426	22,252
Inventories, net	66,772	57,612
Deferred income taxes-current	5,630	3,440
Prepaid expenses and other current assets	1,759	1,311

Total current assets	173,506	101,177
Property, plant and equipment, net	31,089	29,605
Deferred income taxes-noncurrent	624	—
Other assets	364	219

Total assets	$205,583	$131,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $26,094 and $23,492 at June 30, 2007 and 2006, respectively)	$61,453	$52,019
Accrued liabilities	14,074	8,891
Income tax payable	1,489	1,085
Accrued litigation loss	—	575
Advances from receivable financing arrangements	982	800
Current portion of capital lease obligations	118	165
Current portion of long-term debt	304	616

Total current liabilities	78,420	64,151
Deferred income taxes-noncurrent	—	398
Long-term capital lease obligations-net of current portion	40	64
Long-term debt-net of current portion	11,251	18,621

Total liabilities	89,711	83,234
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued and outstanding shares: 30,205,264 and 22,174,264 at June 30, 2007 and 2006, respectively	58,239	10,536
Deferred stock-based compensation	(1,500)	(2,563)
Retained earnings	59,133	39,794

Total stockholders’ equity	115,872	47,767

Total liabilities and stockholders’ equity	$205,583	$131,001

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended June 30,
	2007	2006	2005
Net sales (including related party sales of $7,320, $3,881 and $4,064 in fiscal years 2007, 2006 and 2005, respectively)	$420,393	$302,541	$211,763
Cost of sales (including related party purchases of $95,673, $75,718 and $57,342 in fiscal years 2007, 2006 and 2005, respectively)	345,384	242,235	178,293

Gross profit	75,009	60,306	33,470
Operating expenses:
Research and development	21,171	15,814	10,609
Sales and marketing	12,586	9,363	7,197
General and administrative	11,467	6,931	5,380
Provision for (reversal of ) litigation loss	(120)	575	(1,178)

Total operating expenses	45,104	32,683	22,008

Income from operations	29,905	27,623	11,462
Interest income	765	254	117
Interest expense	(1,332)	(1,257)	(867)
Other income, net	—	2	17

Income before income tax provision	29,338	26,622	10,729
Income tax provision	9,999	9,675	3,639

Net income	$19,339	$16,947	$7,090

Net income per share:
Basic	$0.80	$0.77	$0.32
Diluted	$0.57	$0.53	$0.24
Shares used in per share calculation:
Basic	24,152,769	22,010,586	21,914,692
Diluted	33,946,074	31,846,864	29,442,420

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Deferred Stock-based Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2004	21,903,646	$6,305	$(494)	$15,757	$21,568
Exercise of stock options	35,000	44	—	—	44
Non-employee stock-based compensation	—	79	—	—	79
Deferred stock-based compensation	—	1,058	(1,058)	—	—
Amortization of deferred compensation	—	—	346	—	346
Forfeitures of stock-based compensation	—	(24)	24	—	—
Net income	—	—	—	7,090	7,090

Balance at June 30, 2005	21,938,646	7,462	(1,182)	22,847	29,127
Exercise of stock options	235,618	377	—	—	377
Non-employee stock-based compensation	—	209	—	—	209
Deferred stock-based compensation	—	2,345	(2,345)	—	—
Amortization of deferred compensation	—	—	887	—	887
Forfeitures of stock-based compensation	—	(77)	77	—	—
Tax benefit resulting from stock option transactions	—	220	—	—	220
Net income	—	—	—	16,947	16,947

Balance at June 30, 2006	22,174,264	10,536	(2,563)	39,794	47,767
Exercise of stock options	1,631,000	1,823	—	—	1,823
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,635	6,400,000	42,981	—	—	42,981
Stock-based compensation	—	1,531	—	—	1,531
Amortization of deferred compensation	—	—	899	—	899
Forfeitures of stock-based compensation	—	(164)	164	—	—
Tax benefit resulting from stock option transactions	—	1,532	—	—	1,532
Net income	—	—	—	19,339	19,339

Balance at June 30, 2007	30,205,264	$58,239	$(1,500)	$59,133	$115,872

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$19,339	$16,947	$7,090
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,640	1,214	922
Stock-based compensation expense	2,430	1,096	425
Allowance for doubtful accounts	240	18	88
Allowance for sales returns	4,408	2,497	4,148
Loss on disposal of property and equipment	16	13	2
Deferred income taxes	(3,212)	(819)	133
Gain on short-term investments	(93)	(9)	—
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(543), $(109), and $(193) in fiscal years 2007, 2006 and 2005, respectively)	(15,822)	(11,244)	(9,601)
Inventories, net	(9,160)	(17,087)	(8,904)
Prepaid expenses and other current assets	(866)	(523)	530
Accounts payable (including changes in related party balances of $2,602, $1,861, and $3,543 in fiscal years 2007, 2006 and 2005, respectively)	9,487	14,224	6,586
Income tax payable	1,936	(1,018)	2,323
Accrued litigation loss	(575)	575	(1,178)
Accrued liabilities	5,221	2,322	2,178

Net cash provided by operating activities	14,989	8,206	4,742

INVESTING ACTIVITIES:
Restricted cash-decrease	—	—	1,734
Proceeds from short-term investments	145	1,826	200
Purchases of property, plant and equipment	(3,042)	(11,452)	(1,050)
Purchases of short-term investments	(15,054)	(103)	(1,767)
Other assets	(157)	(63)	19

Net cash used in investing activities	(18,108)	(9,792)	(864)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	8,939	—
Proceeds from exercise of stock options	1,823	377	44
Repayment of long-term debt	(7,682)	(2,668)	(403)
Payment of obligations under capital leases	(210)	(97)	(71)
Advances under receivable financing arrangements	182	437	363
Payment of deferred offering costs	—	(63)	—
Proceeds from initial offering of common stock, net of offering costs	43,361	—	—

Net cash provided by (used in) financing activities	37,474	6,925	(67)

Net increase in cash and cash equivalents	34,355	5,339	3,811
Cash and cash equivalents at beginning of year	16,509	11,170	7,359

Cash and cash equivalents at end of year	$50,864	$16,509	$11,170

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,332	$1,255	$908
Cash paid for taxes	$11,275	$11,510	$492
Non-cash investing and financing activities:
Equipment purchased under capital leases	$139	$216	$16
Deferred stock-based compensation related to stock option grants	$—	$2,345	$1,058
Reversal of deferred stock-based compensation for cancellation of stock options	$164	$77	$24
Accrued costs for property and equipment purchases	$78	$131	$84
Accrued offering costs	$317	$355	$—

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting

Organization—Super Micro Computer, Inc. was incorporated in California on September 28, 1993 and reincorporated in Delaware on March 19, 2007. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has wholly owned subsidiaries in the Netherlands and Taiwan.

On April 3, 2007, the Company completed its initial public offering (IPO) in which the Company sold 6,400,000 shares of its common stock and selling stockholders sold 2,800,000 shares (including 1,200,000 shares sold pursuant to the underwriters’ over-allotment option) at a public offering price of $8.00 per share. The underwriters exercised the over-allotment option in full on April 3, 2007. The net proceeds of the IPO to the Company were approximately $43.0 million, net of underwriters’ discounts and offering expenses of approximately $8.2 million.

Principles of Consolidation—The consolidated financial statements reflect the consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to: allowances for doubtful accounts and sales returns, cooperative advertising accruals, inventory valuation, product warranty accruals, depreciation and amortization, income taxes and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with an original maturity of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of money market funds.

Short-term Investments—Short-term investments consist of certificate of deposits with maturities of more than three months but less than a year and auction rate securities. The certificates of deposits are carried at amortized cost which approximates fair value. The Company classifies the auction rate securities with a contractual maturities in excess of ten years as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Even though the stated maturity dates of these auction rate securities may be one year or more beyond the balance sheet date, the Company has classified all auction rate securities as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital—Current Assets and Current Liabilities, as they are reasonably expected to be realized in cash or sold during the normal operating cycle of the Company. Auction rate securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of other comprehensive income. There are no unrealized gains or losses in relation to auction rate securities for the years ended June 30, 2007, 2006 and 2005 because of the frequent interest rate resetting nature of auction rate securities.

Inventory—Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw materials and parts. The Company’s products are subject to rapid technological obsolescence and severe price competition. Should the Company experience a substantial unanticipated decline in the selling price

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or demand of its products, a significant charge to operations could result. During 2007, 2006 and 2005, the Company recorded inventory write-downs charged to cost of sales of $5,629,000, $2,867,000 and $1,429,000, respectively, for excess and obsolete inventory.

Property and Equipment—Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment	1.5 to 7 years
Furniture and fixtures	5 years
Software	3 years
Building	39 years
Building improvements	20 years
Leasehold improvements	shorter of lease term or estimated useful life

For assets acquired and financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as property and equipment with the corresponding amount recorded as a capital lease obligation, and the amortization is computed on a straight-line basis over the shorter of lease term or estimated useful life.

Long-Lived Assets—The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the fair value of the asset compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

Revenue Recognition—The Company accounts for its revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Under the provisions of SAB No. 104, the Company recognizes revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a signed purchase order or contract, free-on-board shipping point terms, 30 to 60 days payment terms, and no customer acceptance provisions. Certain customers have free-on-board destination terms and revenue is recognized when the products arrive at the destination. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, in which case customers may return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, the Company has a sales arrangement with an original equipment manufacturer (“OEM”) under which the Company sells its products with the OEM’s brand to the OEM. The OEM has limited product return rights. To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with the relevant distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Estimated reserves for future returns, which are recorded at the time the related revenue is recognized, are adjusted as necessary, based on returns experience, returns expectations and communication with distributors.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2007, the Company had deferred revenue and related deferred product costs of $175,000 and $147,000, respectively, related to shipments to customers pending acceptances. There is no deferred revenue and related deferred product costs at June 30, 2006.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. The Company provides for price protection to certain distributors. Management assesses the market competition and product technology obsolescence, and makes price adjustments based on their judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on the distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time management reduces the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Credits issued by the Company pursuant to these provisions were $182,000, $75,000 and $203,000 for the years ended June 30, 2007, 2006 and 2005, respectively. The Company does not commit to future price reductions with any of its customers.

Cost of Sales—Cost of sales primarily consists of the costs of materials, contract manufacturing, shipping, personnel and related expenses, equipment and facility expenses, warranty costs and inventory write-offs.

Product Warranties—The Company’s product warranties range from 12 to 36 months. At the time product revenue is recognized, the Company provides for estimated warranty costs. The Company has established accruals for anticipated future warranty costs which are included in accrued liabilities in the accompanying consolidated balance sheets. The following table presents for the years ended June 30, 2007, 2006 and 2005, the reconciliation of the changes in accrued warranty costs (in thousands):

	June 30,
	2007	2006	2005
Balance as of beginning of period	$1,462	$1,595	$1,363
Provision for warranty	4,202	1,590	1,615
Costs charged to accrual	(3,421)	(1,723)	(1,383)

Balance as of end of period	$2,243	$1,462	$1,595

Software Development Costs—Software development costs are included in research and development and are expensed as incurred. Software development costs are capitalized beginning when technological feasibility has been established and ending when a product is available for general release to customers. To date, the period between achieving technological feasibility and the issuing of such software has been short and software development costs qualifying for capitalization have been insignificant.

Research and Development—Research and development costs are expensed as incurred and consists primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts recorded as a reduction of research and development expenses were $1,104,000, $403,000 and $255,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Cooperative Marketing Arrangements—The Company follows Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Products). The Company has arrangements with resellers of its products to reimburse the resellers for cooperative marketing costs meeting specified criteria. In accordance with EITF Issue No. 01-9, the Company records advertising costs meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations. For those advertising costs that do not meet the criteria set forth in EITF Issue No. 01-9, the amounts are recorded as a reduction to sales in the accompanying consolidated statements of operations.

Prior to fiscal year 2007, the Company had recognized the maximum potential amount of the reimbursement for which the resellers were entitled as the Company lacked sufficient historical experience to make a reasonably reliable estimate of the amount that might expire unclaimed. Beginning in fiscal year 2007, the Company determined that it had sufficient history of unclaimed cooperative marketing funds to make reasonably reliable estimates. Accordingly, beginning in fiscal year 2007 the Company began reducing its accrual for cooperative marketing funds for its estimate of amounts that will not be claimed. This change in accounting estimate had a favorable impact on income before income taxes for the fiscal year ended June 30, 2007 of approximately $755,000. The effect on net income for this period was an increase of approximately $498,000 and the effect on earnings per common share was an increase of $0.02 per basic share and $0.01 per fully diluted share.

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2007, 2006 and 2005, were $1,699,000, $1,326,000 and $1,069,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2007, 2006 and 2005, were $622,000, $665,000 and $720,000, respectively.

Advertising Costs—Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $2,426,000, $2,050,000 and $1,505,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Stock-Based Compensation— Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in fiscal 2007.

Prior to July 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148. Under APB 25, when the exercise price of the Company’s employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options are recorded at fair value under SFAS No. 123 and are measured and recognized in accordance with EITF Issue No. 96-18 and FIN 28.

Shipping and Handling Fees—In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company incurred shipping costs of $458,000, $513,000 and $465,000 for the years ended June 30, 2007, 2006 and 2005, respectively, that were included in sales and marketing expenses.

Income Taxes—The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Comprehensive Income—Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Comprehensive income was the same as net income for the years ended June 30, 2007, 2006 and 2005.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, remeasurement of foreign currency accounts and foreign exchange transaction gains and losses, which have not been material, are reflected in the consolidated statements of operations.

Net Income Per Share—Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Years Ended June 30,
	2007	2006	2005
Numerator:
Net income	$19,339	$16,947	$7,090
Denominator:
Basic weighted-average number of common shares outstanding	24,153	22,010	21,914
Dilutive common stock options	9,793	9,836	7,528

Diluted weighted-average number of common shares outstanding	33,946	31,846	29,442

Basic net income per share	$0.80	$0.77	$0.32
Diluted net income per share	$0.57	$0.53	$0.24

Certain Significant Risks and Uncertainties—The Company operates in the high technology industry and is subject to a number of risks, some of which are beyond the Company’s control, that could have a material adverse effect on the Company’s business, operating results, and financial condition. These risks include variability and uncertainty of revenues and operating results; product obsolescence; geographic concentration;

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

international operations; dependence on key personnel; competition; intellectual property/litigation; management of growth; and limited sources of supply.

Concentration of Supplier Risk—Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 30.8% and 20.2%, 32.2% and 20.8%, and 29.2% and 26.7%, of total purchases for years ended June 30, 2007, 2006 and 2005, respectively. (See Note 8)

Fair Value of Financial Instruments—Cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Long- term debt is carried at amortized cost, which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Deposits may exceed the amount of insurance provided on such deposits. No single customer accounted for 10% or more of net sales in fiscal years 2007, 2006 and 2005. Accounts receivable from one customer accounted for 12.0% of total accounts receivable at June 30, 2007. No single customer accounted for 10% or more of accounts receivable as of June 30, 2006.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial position, results of operations or cash flows.

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

Note 3.	Accounts Receivable Allowances

The Company establishes an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product returns rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2007, 2006 and 2005, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2005	243	88	(94)	237
Year ended June 30, 2006	237	18	(47)	208
Year ended June 30, 2007	208	240	(148)	300

Allowance for sales returns
Year ended June 30, 2005	822	4,148	(3,818)	1,152
Year ended June 30, 2006	1,152	2,497	(3,326)	323
Year ended June 30, 2007	323	4,408	(4,261)	470

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Inventories

Inventories as of June 30, 2007 and 2006 consisted of the following (in thousands):

	June 30,
	2007	2006
Finished goods	$44,804	$39,371
Work in process	441	387
Purchased parts and raw materials	21,527	17,854

Total inventories, net	$66,772	$57,612

Note 5.	Property, Plant and Equipment

Property, plant and equipment as of June 30, 2007 and 2006 consisted of the following (in thousands):

	June 30,
	2007	2006
Land	$13,859	$13,859
Buildings	13,162	13,162
Building and leasehold improvements	2,947	2,109
Machinery and equipment	4,062	2,673
Furniture and fixtures	1,390	722
Software	941	840

	36,361	33,365
Accumulated depreciation	(5,272)	(3,760)

Property, plant and equipment, net	$31,089	$29,605

The costs of assets under capital leases were $294,000 and $402,000 as of June 30, 2007 and 2006, respectively, and accumulated amortization was $57,000 and $46,000, respectively.

On June 28, 2007, the Company entered into an agreement to purchase a property located at 880 Fox Lane, San Jose, California, consisting of approximately 90,000 square feet of space. The purchase price for this property is approximately $11.3 million. Escrow of this property is expected to close on or about October 15, 2007.

Note 6.	Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. For the years ended June 30, 2007, 2006 and 2005, such sales transactions totaled approximately $15,595,000, $15,286,000 and $9,960,000, respectively. At June 30, 2007 and 2006, approximately $982,000 and $800,000 respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 13.65% to 21.48% and 12.24% to 19.56% per annum, depending on the customers’ credit ratings, for years ended June 30, 2007 and 2006, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Long-term Obligations

Long-term obligations as of June 30, 2007 and 2006 consisted of the following (in thousands):

	June 30,
	2007	2006
Building loans	$10,585	$18,237
Small Business Administration loan	970	1,000
Capital leases (Note 11)	158	229

Total	11,713	19,466
Current portion	(422)	(781)

Long-term portion	$11,291	$18,685

In March 2001, the Company borrowed $8,712,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through April 1, 2021. In May 2007, the Company paid off the remaining outstanding balance of $7,200,000 with a pre-payment penalty of $69,000.

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of June 30, 2007 and 2006, the total outstanding borrowings were $3,990,000 and $4,085,000, respectively, with interest at 5.28% per annum through May 2007 and 8.125% per annum through June 2007. The interest rate from July 2007 through July 2012 is 7.23% per annum and the interest rate from August 2012 through May 2029 is adjusted every five years to equal the index of 5-Year Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum.

In September 2005, the Company obtained two loans totaling $7,920,000 from a bank to purchase a building in San Jose, California. Both loans are secured by the property purchased and the assignment of all rent on the property purchased. The first loan of $6,930,000 is repayable in equal monthly installments through September 2010. As of June 30, 2007 and 2006, the total outstanding borrowings were $6,595,000 and $6,792,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year Treasury Notes plus 1.65% per annum. The second loan of $990,000 was paid off using a Small Business Administration loan of $1,019,000 on November 16, 2005. The second loan is secured by the property purchased and guaranteed by two officers/shareholders of the Company. As of June 30, 2007 and 2006, the total outstanding borrowings were $970,000 and $1,000,000, respectively, with interest at 6.6% per annum through November 16, 2010, and then it is adjusted every five years based on the index as defined in the loan agreement. The Small Business Administration loan is repayable in equal monthly installments through November 1, 2025.

As of June 30, 2007, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $29,797,000 and $27,756,000, respectively. As of June 30, 2006, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $28,992,000 and $27,450,000, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table as of June 30, 2007, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2008	$304
2009	324
2010	345
2011	368
2012	392
Thereafter	9,822

Total	11,555

As of June 30, 2007, the Company had an unused revolving line of credit totaling $5,000,000 that matures on November 1, 2007 and the interest rate on this credit line is equal to the lender’s established prime rate of 8.25% per annum.

Note 8.	Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with its subsidiaries (Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.6% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family matters own approximately 46.3% of Ablecom at June 30, 2007.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom, beginning in 1997 for the sole purpose of providing design and manufacturing services. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased.

Under the distribution agreement, Ablecom purchases from the Company server products for distribution in Taiwan. The pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $95,673,000, $75,718,000 and $57,342,000, and sold products to Ablecom totaling approximately $7,320,000, $3,881,000 and $4,064,000, for the years ended June 30, 2007, 2006 and 2005, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts owed to the Company by Ablecom as of June 30, 2007 and 2006, were approximately $853,000 and $310,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2007 and 2006, were approximately $26,094,000 and $23,492,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 45 and 170 days of invoice. For the years ended June 30, 2007, 2006 and 2005, the Company received $89,000, $90,000 and $84,000, respectively, from Ablecom for penalty charges, and paid approximately $412,000, $104,000 and $61,000, respectively, in miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $2.2 million and $1.6 million at June 30, 2007 and 2006, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses, if any, of Ablecom.

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

The Company purchased contract manufacturing services and products from Tatung totaling approximately $23,312,000, $13,561,000 and $12,224,000 and sold products to Tatung totaling approximately $5,739,000, $6,000 and $1,000, for the years ended June 30, 2007, 2006 and 2005, respectively. The amounts owed to the Company by Tatung as of June 30, 2007 and 2006, were approximately $886,000 and $83,000, respectively. The amounts owed to Tatung by the Company as of June 30, 2007 and 2006, were approximately $5,616,000 and $4,988,000, respectively. Historically, the Company has paid Tatung the majority of invoiced dollars between 50 and 130 days of invoice. For the years ended June 30, 2007, 2006 and 2005, the Company received no penalty charges from Tatung.

Note 9.	Stock-based Compensation and Stockholders’ Equity

Stock-Split

On January 10, 2007, the Company’s Board of Directors approved a two-for-one common stock split and an increase in the number of authorized common shares to 100,000,000, $0.001 par value per share. All share and per share information in the consolidated financial statements has been adjusted to give retroactive effect to the split.

Initial Public Offering of Common Stock

On April 3, 2007, the Company completed the initial public offering of shares of its common stock. On March 28, 2007, the SEC declared the Company’s Registration Statement on Form S-1 (File No. 333-138370) effective. The Registration Statement registered the sale of an aggregate of 9,200,000 shares of the Company’s

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock, of which the Company sold 6,400,000 shares, and the selling stockholders sold 2,800,000 shares (including 1,200,000 shares sold pursuant to the underwriters’ over-allotment option). The underwriters exercised the over-allotment option in full on April 3, 2007. At a public offering price of $8.00 per share, the aggregate price of the shares sold by the Company was $51,200,000, and the aggregate price of the shares sold by the selling stockholders was $22,400,000. The Company did not receive any proceeds from the sale of shares by the selling stockholders. However, the Company received $80,000 from certain members of the Company’s management as payment of the exercise price of their options to purchase an aggregate of 400,000 shares of common stock, which they sold in the over-allotment. The aggregate underwriting discounts and commissions for shares sold by both the Company and the selling stockholders were $5,152,000. The net proceeds to the Company from the offering, after deducting $3,584,000 in underwriting discounts and commissions and $4,635,000 of offering expenses payable by the Company, were $42,981,000.

Stock Option Plans

The 1998 Stock Option Plan (the “1998 Plan”) authorizes the Board of Directors to grant options to employees, directors and consultants to purchase shares of the Company’s common stock. At March 31, 2007, 13,000,000 shares of the Company’s common stock have been reserved for issuance under the 1998 Plan and 2,661,988 shares of common stock originally reserved for issuance under the 1998 Plan were cancelled upon the completion of the Company’s IPO. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% and 85%, respectively, of the fair value. Options generally expire ten years after the date of grant. The vesting of stock options is determined by the Board of Directors and may not exceed five years. Generally, options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In fiscal year 2007, the Company granted 1,656,330 options under the 1998 Plan.

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved will automatically increase on July 1, 2007 and each subsequent anniversary through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company on January 8, 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In fiscal year 2007, the Company granted 230,525 options under the 2006 Plan.

Outside the Stock Option Plans

In fiscal year 1999, the Company granted 5,944,000 non-statutory stock options to key employees of the Company and external consultants outside of the 1998 Stock Option Plan. These options, which the Company has reserved for separately, were granted at exercise prices ranging from $0.08 to $0.63 per share (weighted average exercise price of $0.22), which were the estimated fair values at the dates of grant and are now fully vested.

In fiscal year 2001, the Company granted 1,480,000 non-statutory stock options to key officers of the Company outside of the 1998 Stock Option Plan. These options, which the Company has reserved for separately,

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were granted at an exercise price of $1.25 per share, which was the estimated fair value at the date of grant and are now fully vested.

In fiscal year 2003, the Company granted 200,000 non-statutory stock options to an officer of the Company outside the 1998 Stock Option Plan. This option, which the Company has reserved for separately, was granted at an exercise price of $1.25 per share.

In fiscal year 2006, the Company granted 64,800 non-statutory stock options to an officer of the Company outside the 1998 Stock Option Plan. This option, which the Company has reserved for separately, was granted at an exercise price of $3.50 per share.

Options to Nonemployees

Prior to July 1, 2007, the Company issued options to non-employees. The options generally vest over four years and expire ten years from the date of issuance. For the years ended June 30, 2007, 2006 and 2005, the Company recorded compensation expense of $(6,570), $209,000 and $79,000, respectively, associated with these options. The fair value of the options issued was determined based on fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case the fair value was estimated at the vesting date using the Black-Scholes model with the following assumptions: risk-free interest rate, 4.56% to 5.10% for 2007, 4.16% to 5.20% for 2006 and 4.09% to 4.83% for 2005, contractual life of ten years, expected dividend yield of zero, and expected volatility of 43% to 81% for 2007, 81% for 2006 and 70% for 2005. Unrecognized compensation cost related to non-vested, non-employee options was $4,000 and $50,000 at June 30, 2007 and 2006, respectively. The fair value and compensation expense included in the unvested portion of such award is subject to adjustments as the fair value of the Company’s common stock changes over the vesting period.

Stock-Based Compensation

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS 123(R) effective July 1, 2006 using the prospective transition method. Prior to the adoption of SFAS 123(R), the Company accounted for its stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148. Under APB 25, when the exercise price of the Company’s employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of stock option grants for the year ended June 30, 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30, 2007
Risk-free interest rate	4.50% – 4.60%
Expected life	4.04 – 4.38 years
Dividend yield	—
Volatility	42.65 – 50.51%
Estimated forfeitures	3.30% –15.16%
Weighted-average fair value	$4.86

The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $13,814,000, $1,739,000 and $87,000, respectively. The fair value of options accounted for in accordance with SFAS No. 123(R) and vested for the year ended June 30, 2007 was $1,538,000. As of June 30, 2007, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $6,715,000, which will be recognized over a weighted-average vesting period of approximately 4 years.

The following tables shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2007 and 2006 (in thousands).

	Years Ended June 30,
	2007	2006	2005
Cost of sales	$300	$102	$40
Research and development	1,058	441	180
Sales and marketing	362	236	63
General and administrative	710	317	142

Stock-based compensation expense before taxes	2,430	1,096	425
Income tax benefit	(365)	(399)	(49)

Stock-based compensation expense, net	$2,065	$697	$376

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. The Company had no excess tax benefits in the year ended June 30, 2007.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summaries stock option activity, including stock options granted outside the plans, during the years ended June 30, 2007, 2006 and 2005 under all stock option plans (in thousands, except share and per share amounts):

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of June 30, 2004 (10,284,900 shares exercisable at weighted average exercise price of 0.87 per share)	2,000,802	12,680,198	$1.06
Granted (weighted average fair value of $1.18)	(1,414,986)	1,414,986	2.90
Exercised	—	(35,000)	1.25
Canceled	159,348	(159,348)	1.31

Balance as of June 30, 2005 (11,429,052 shares exercisable at weighted average exercise price of $0.96 per share)	745,164	13,900,836	1.24
Authorized	4,000,000	—
Granted (weighted average fair value of $3.16)	(879,736)	944,536	4.04
Exercised	—	(235,618)	1.80
Canceled	258,594	(258,594)	1.96

Balance as of June 30, 2006 (12,133,060 shares exercisable at weighted average exercise price of $1.07 per share)	4,124,022	14,351,160	1.40
Authorized	4,000,000	—
Granted (weighted average fair value of $4.86)	(1,886,855)	1,886,855	11.16
Exercised	—	(1,631,000)	1.12
Canceled	199,181	(256,954)	7.27
Canceled 1998 Plan shares	(2,661,988)	—

Balance as of June 30, 2007 (11,756,367 shares exercisable at weighted average exercise price of $1.49 per share).	3,774,360	14,350,061	$2.61	4.86	$109,724

Options vested and expected to vest at June 30, 2007		13,890,076	$2.41	0.17	$108,562
Options vested at June 30, 2007		11,756,367	$1.49	3.99	$101,020

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of June 30, 2007, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.08 - $0.20	1,989,000	1.45	$0.13	1,989,000	$0.13
0.38	1,500,000	1.45	0.38	1,500,000	0.38
0.63	100,000	1.45	0.63	100,000	0.63
1.25	5,656,600	4.07	1.25	5,656,600	1.25
1.55 - 2.60	1,510,047	6.69	2.28	1,252,359	2.25
2.80 - 3.25	1,518,056	7.84	3.10	857,085	3.08
3.50 - 8.00	948,158	9.43	6.88	175,392	5.57
10.19	225,640	9.82	10.19	—	—
13.70	68,000	8.75	13.70	18,125	13.70
13.89	834,560	9.38	13.89	207,806	13.89

$0.08 -$13.89	14,350,061	4.86	$2.61	11,756,367	$1.49

During each of the quarters in fiscal years 2007 and 2006, the Company granted stock options with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value per Share	Weighted- Average Intrinsic Value per Share
September 30, 2005	593,096	$3.25	$4.87	$1.62
December 31, 2005	283,440	$3.50	$8.56	$5.06
March 31, 2006	68,000	$13.70	$13.70	$—
June 30, 2006	—	$—	$—	$—
September 30, 2006	—	$—	$—	$—
December 31, 2006	925,660	$13.89	$13.89	$—
March 31, 2007	730,670	$8.00	$8.00	$—
June 30, 2007	230,525	$10.19	$10.19	$—

The intrinsic value per share for stock options granted prior to fiscal year 2007 is being recognized as compensation expense over the applicable vesting period (which equals the service period).

Note 10. Income	Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended June 30,
	2007	2006	2005
United States	$27,910	$25,617	$11,143
Foreign	1,428	1,005	(414)

Income before income taxes	$29,338	$26,622	$10,729

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision for the years ended June 30, 2007, 2006 and 2005, consists of the following (in thousands):

	June 30,
	2007	2006	2005
Current:
Federal	$11,003	$8,823	$3,203
State	1,744	1,195	303
Foreign	464	476	—

	13,211	10,494	3,506

Deferred:
Federal	(3,008)	(682)	122
State	(294)	(47)	11
Foreign	90	(90)	—

	(3,212)	(819)	133

Income tax provision	$9,999	$9,675	$3,639

The Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when an event occurs necessitating a change to the reserves or the statue of limitations for the relevant taxing authority to examine the tax position has expired.

The Company’s net deferred tax assets as of June 30, 2007 and 2006, consist of the following (in thousands):

	June 30,
	2007	2006
Warranty accrual	$841	$575
Marketing fund accrual	625	378
Inventory valuation	3,324	1,669
Tax benefit on foreign loss	—	90
Amortization	657	256
Allowance for doubtful accounts	85	69
Accrued liability	151	59
Inventory cost difference	54	26
Foreign tax credit	397	—
Other accruals	550	318

Total deferred income tax assets	6,684	3,440
Deferred tax liabilities-depreciation and other	(430)	(398)

Deferred income tax assets-net	$6,254	$3,042

As of June 30, 2006, the Company has modified its intercompany transfer pricing arrangements with its foreign subsidiaries. As a result, the Company utilized a substantial portion of its foreign net operating loss carryforward in fiscal year 2006 and now believes it is more likely than not the deferred tax assets relating to the remaining net operating loss carryforwards will be realized. Therefore, the Company released the valuation allowance relating to these deferred tax assets in fiscal year 2006.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Undistributed earnings of our foreign subsidiaries of approximately $190,000 at June 30, 2007 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Income tax benefits resulting from the exercise of options of $1,532,000, $220,000 and $0 were credited to stockholders’ equity in the years ended June 30, 2007, 2006 and 2005, respectively.

The following is a reconciliation for the years ended June 30, 2007, 2006 and 2005, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2007	2006	2005
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax-net of federal benefit	2.9	3.4	2.6
Foreign rate differential losses not deductible	(0.5)	1.6	(3.1)
Change in valuation allowance	—	(1.8)	1.1
Foreign sales corporation tax benefit	(1.1)	(1.4)	(1.8)
Research and development tax credit	(2.1)	(1.0)	(0.4)
Other	(0.1)	0.5	0.5

Effective tax rate	34.1%	36.3%	33.9%

Note 11. Commitments	and Contingencies

Litigation and Claims—The Company has been a defendant in a lawsuit with Digitechnic, S.A., a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial Court found in favor of Digitechnic and awarded damages totaling $1,178,000. The Company accrued for these damages in its consolidated financial statements as of June 30, 2004, as the best estimate of its loss in this situation. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded $11,000 to the Company for legal expenses. Accordingly, the Company reversed the $1,178,000 accrued in fiscal 2005. Digitechnic has appealed the Paris Court of Appeals decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. Pending a new hearing, the trial court ruling is reinstated. Although the Company cannot predict with certainty the final outcome of this litigation, it believes the claim to be without merit and intend to continue to defend it vigorously. Management believes that the ultimate resolution of this matter will not result in a material adverse impact on the Company’s results of operations, cash flows or financial position.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company entered into a settlement agreement with the Office of Foreign Assets Control of the Department of the Treasury (“OFAC”), pursuant to which the Company made a payment of a fine of $179,000.

On September 2, 2005, Rackable Systems, Inc. filed a lawsuit against the Company in federal court for the Northern District of California, alleging causes of action for patent infringement. On May 3, 2007, the Company settled the claims on terms which had no adverse effect on the Company’s business, financial condition and result of operations.

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

Lease Commitments—The Company leases equipment under noncancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	As of June 30, 2007
	Capital Leases	Operating Leases
Year ending June 30, 2008	$125	$674
Year ending June 30, 2009	30	330
Year ending June 30, 2010	11	276
Year ending June 30, 2011	—	252
Year ending June 30, 2012	—	107
Thereafter	—	421

Total minimum operating lease payments	$166	$2,060

Less amounts representing interest	8

Present value of minimum lease payments	158
Less long-term portion	40

Current portion	$118

Rent expense for the years ended June 30, 2007, 2006 and 2005, were approximately $598,000, $468,000 and $431,000, respectively.

Note 12. Retirement	Plan

The Company sponsors a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2007, 2006 and 2005.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a pension plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. For the years ended June 30, 2007, 2006 and 2005, the Company’s matching contribution was approximately $3,000, $3,300 and $4,100, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Segment	Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the years ended June 30, 2007, 2006 and 2005, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2007	2006	2005
Net sales:
United States	$248,852	$177,024	$119,248
United Kingdom	20,091	16,044	9,065
Germany	28,828	27,062	19,672
Rest of Europe	48,646	42,222	29,832
Asia	64,875	33,216	26,796
Other	9,101	6,973	7,150

	$420,393	$302,541	$211,763

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2007		2006		2005
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$152,471	36.3%	$104,460	34.5%	$66,574	31.4%
Serverboards and other components	267,922	63.7%	198,081	65.5%	145,189	68.6%

Total	$420,393	100.0%	$302,541	100.0%	$211,763	100.0%

Serverboards and other components are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of components done by the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and instructions for Form 10-K, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended June 30, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of internal control over financial reporting. We are in the process of performing the system and process documentation, and evaluation and testing required for management to make this assessment and for the Company’s independent auditors to provide their attestation report. We have not completed this process or the assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B.	Other Information

None.

PART III

We have omitted certain information from this report that is required by Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this report, and such information is incorporated by reference herein.

Item 10.	Directors and Executive Officers of the Registrant

Certain information regarding our executive officers and directors is included in Part I of this report under the caption “Executive Officers and Directors” and is incorporated by reference into this Item.

Other information required by this Item will be included in our proxy statement and is incorporated by reference herein.

Item 11.	Executive Compensation

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be included in our proxy statement and is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date: August 28, 2007	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Liang, Howard Hideshima and Robert Aeschliman, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead in connection with this Annual Report on Form 10-K and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ CHARLES LIANG Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 28, 2007

/s/ HOWARD HIDESHIMA Howard Hideshima	Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2007

/s/ CHIU-CHU (SARA) LIU LIANG Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer and Director	August 28, 2007

/s/ YIH-SHYAN (WALLY) LIAW. Yih-Shyan (Wally) Liaw	Vice President of International Sales, Secretary and Director	August 28, 2007

/s/ BRUCE ALEXANDER Bruce Alexander	Director	August 28, 2007

/s/ HWEI-MING (FRED) TSAI Hwei-Ming (Fred) Tsai	Director	August 28, 2007

/s/ EDWARD J. HAYES, JR Edward J. Hayes, Jr	Director	August 28, 2007

Sherman Tuan	Director

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)

3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)

4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)

10.1	1998 Stock Option Plan, as amended(1)

10.2	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)

10.3	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)

10.4	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)

10.5	2006 Equity Incentive Plan(1)

10.6	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.7	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.8	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.9	Form of directors’ and officers’ Indemnity Agreement(1)

10.10	Promissory Note dated as of March 22, 2001, issued by Super Micro Computer, Inc. to Bank of America, N.A.(1)

10.11	Standing Loan Agreement dated March 22, 2001, by and between Super Micro Computer, Inc. and Bank of America, N.A.(1)

10.12	Product Manufacturing Agreement dated as of April 16, 2004 by and between Super Micro Compute, Inc. and Tatung Company(1)

10.13	Promissory Note dated as of April 22, 2004, issued by Super Micro Computer, Inc. to Wachovia Commercial Mortgage, Inc.(1)

10.14	Business Loan Agreement dated as of April 22, 2004, by and between Super Micro Computer, Inc. and Wachovia Commercial Mortgage, Inc.(1)

10.15	Promissory Note dated September 28, 2005, issued by Super Micro Computer, Inc. to Citibank (West), FSB(1)

10.16	Business Loan Agreement dated as of September 28, 2005, by and between Super Micro Computer, Inc. and Citibank (West), FSB(1)

10.17	Business Loan Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.18	Promissory Note dated November 1, 2005, issued by Super Micro Computer, Inc. to Far East National Bank(1)

10.19	Commercial Security Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.20	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)

10.21	Offer Letter for Alex Hsu(1)

10.22	Offer Letter for Howard Hideshima(1)

10.23	Director Compensation Policy(1)

Exhibit Number	Description

10.24	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)

10.25	First Amendment to Product Manufacturing Agreement between Super Micro Computer, Inc. and Tatung Company dated as of March 7, 2007(1)

10.26	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)

10.27	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)

10.28	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)

10.29	Agreement of Purchase and Sale(3)

14.1	Code of Ethics for All of the Company’s Directors, Officers and Employees

21.1	Subsidiaries of Super Micro Computer, Inc.(1)

23.1	Consent of Deloitte and Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (included in signature pages)

31.1	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

32.2	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2007.
(3)	Incorporated by reference to Exhibit 10.1 from the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2007.
(4)	The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.