Form 10-K/A
period 2007-06-30
Super Micro Computer, Inc.
filed 2007-09-25
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(AMENDMENT NO. 1)

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

SUPER MICRO COMPUTER, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended June 30, 2007, which was initially filed by Super Micro Computer, Inc. with the Securities and Exchange Commission (the “SEC”) on August 28, 2007 (the “Original Filing”), is being filed with the SEC to solely to re-file the Chief Executive Officer and Chief Financial Officer certifications attached as Exhibits 31.1 and 31.2, in each case, to add a new Section 5 which had been incorrectly omitted from the original filing. All other information, including the financial statements, is unchanged from the original filing. This 10-K/A amends only such exhibits and does not otherwise update the disclosures in the original filing or reflect events occurring after the original filing.

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

SUPER MICRO COMPUTER, INC.

Date: September 25, 2007	/S/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

* Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 25, 2007

* Howard Hideshima	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2007

* Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer and Director	September 25, 2007

* Yih-Shyan (Wally) Liaw	Vice President of International Sales, Secretary and Director	September 25, 2007

* Bruce Alexander	Director	September 25, 2007

* Hwei-Ming (Fred) Tsai	Director	September 25, 2007

* Edward J. Hayes, Jr	Director	September 25, 2007

Sherman Tuan	Director	September 25, 2007

/S/ HOWARD HIDESHIMA
Howard Hideshima *Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)

3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)

4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)

10.1	1998 Stock Option Plan, as amended(1)

10.2	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)

10.3	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)

10.4	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)

10.5	2006 Equity Incentive Plan(1)

10.6	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.7	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.8	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.9	Form of directors’ and officers’ Indemnity Agreement(1)

10.10	Promissory Note dated as of March 22, 2001, issued by Super Micro Computer, Inc. to Bank of America, N.A.(1)

10.11	Standing Loan Agreement dated March 22, 2001, by and between Super Micro Computer, Inc. and Bank of America, N.A.(1)

10.12	Product Manufacturing Agreement dated as of April 16, 2004 by and between Super Micro Compute, Inc. and Tatung Company(1)

10.13	Promissory Note dated as of April 22, 2004, issued by Super Micro Computer, Inc. to Wachovia Commercial Mortgage, Inc.(1)

10.14	Business Loan Agreement dated as of April 22, 2004, by and between Super Micro Computer, Inc. and Wachovia Commercial Mortgage, Inc.(1)

10.15	Promissory Note dated September 28, 2005, issued by Super Micro Computer, Inc. to Citibank (West), FSB(1)

10.16	Business Loan Agreement dated as of September 28, 2005, by and between Super Micro Computer, Inc. and Citibank (West), FSB(1)

10.17	Business Loan Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.18	Promissory Note dated November 1, 2005, issued by Super Micro Computer, Inc. to Far East National Bank(1)

10.19	Commercial Security Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.20	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)

10.21	Offer Letter for Alex Hsu(1)

10.22	Offer Letter for Howard Hideshima(1)

10.23	Director Compensation Policy(1)

Exhibit Number	Description

10.24	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)

10.25	First Amendment to Product Manufacturing Agreement between Super Micro Computer, Inc. and Tatung Company dated as of March 7, 2007(1)

10.26	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)

10.27	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)

10.28	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)

10.29	Agreement of Purchase and Sale(3)

14.1	Code of Ethics for All of the Company’s Directors, Officers and Employees(5)

21.1	Subsidiaries of Super Micro Computer, Inc.(1)

23.1	Consent of Deloitte and Touche LLP, independent registered public accounting firm(5)

24.1	Power of Attorney (included in signature pages)(5)

31.1*	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)(5)

32.2	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)(5)

(1)	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2007.
(3)	Incorporated by reference to Exhibit 10.1 from the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2007.
(4)	The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(5)	Previously filed as an exhibit to, or part of, the Registrant’s Form 10-K report filed with the SEC on August 28, 2007.
*	Filed herewith.