Form 10-Q
period 2007-09-30
Super Micro Computer, Inc.
filed 2007-11-13
CIK 1375365

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 6, 2007
Common Stock, $.001 par value per share	30,578,129 shares

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$50,315	$50,864
Short-term investments	19,055	15,055
Accounts receivable, net of allowances of $867 and $770 at September 30, 2007 and June 30, 2007, respectively (including amounts receivable from a related party of $1,259 and $853 at September 30, 2007 and June 30, 2007, respectively)	40,655	33,426
Inventories, net	73,427	66,772
Deferred income taxes	6,438	5,630
Prepaid expenses and other current assets	1,893	1,759

Total current assets	191,783	173,506
Property, plant and equipment, net	32,758	31,089
Deferred income taxes-noncurrent	891	624
Other assets	566	364

Total assets	$225,998	$205,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $27,806 and $26,094 at September 30, 2007 and June 30, 2007, respectively)	$70,144	$61,453
Accrued liabilities	14,548	14,074
Income tax payable	3,140	1,489
Advances from receivable financing arrangements	905	982
Current portion of capital lease obligations	92	118
Current portion of long-term debt	317	304

Total current liabilities	89,146	78,420
Long-term capital lease obligations-net of current portion	25	40
Long-term debt-net of current portion	11,162	11,251
Other long-term liabilities	3,730	—

Total liabilities	104,063	89,711

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued and outstanding shares: 30,377,834 and 30,205,264 at September 30, 2007 and June 30, 2007, respectively	59,251	58,239
Deferred stock-based compensation	(1,267)	(1,500)
Retained earnings	63,951	59,133

Total stockholders’ equity	121,935	115,872

Total liabilities and stockholders’ equity	$225,998	$205,583

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net sales (including related party sales of $2,119 and $1,801 in three months ended September 30, 2007 and 2006, respectively)	$117,949	$90,187
Cost of sales (including related party purchases of $22,108 and $24,390 in three months ended September 30, 2007 and 2006, respectively)	94,904	72,202

Gross profit	23,045	17,985

Operating expenses:
Research and development	6,706	4,937
Sales and marketing	3,729	2,357
General and administrative	3,424	2,603
Reversal of litigation loss	—	(120)

Total operating expenses	13,859	9,777

Income from operations	9,186	8,208
Interest income	538	54
Interest expense	(252)	(327)

Income before income tax provision	9,472	7,935
Income tax provision	3,665	3,126

Net income	$5,807	$4,809

Net income per share:
Basic	$0.19	$0.22
Diluted	$0.15	$0.15
Shares used in per share calculation:
Basic	30,291,743	22,190,603
Diluted	38,619,263	32,214,766

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$5,807	$4,809
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	537	346
Stock-based compensation expense	870	258
Allowance for doubtful accounts	42	16
Allowance for sales returns	1,273	954
Loss on disposal of property, plant and equipment	—	2
Deferred income taxes	(1,075)	—
Gain on short-term investments	(198)	—
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(406) and $(751) during the three months ended September 30, 2007 and 2006, respectively)	(8,544)	(5,295)
Inventories, net	(6,655)	(20,374)
Prepaid expenses and other current assets	(101)	(2,049)
Accounts payable (including changes in related party balances of $1,712 and $5,012 during the three months ended September 30, 2007 and 2006, respectively)	7,072	16,930
Income tax payable	1,736	2,988
Accrued litigation loss	—	(396)
Accrued liabilities	494	4,391
Other long-term liabilities	2,741	—

Net cash provided by operating activities	3,999	2,580

INVESTING ACTIVITIES:
Proceeds from short-term investments	890	—
Purchases of short-term investments	(4,725)	—
Purchases of property, plant and equipment	(580)	(1,155)
Other assets	(205)	6

Net cash used in investing activities	(4,620)	(1,149)

FINANCING ACTIVITIES:
Repayment of long-term debt	(76)	(156)
Proceeds from exercise of stock options	290	43
Payment of obligations under capital leases	(45)	(40)
Advances under receivable financing arrangements	(77)	(16)
Payment of offering costs	(20)	(721)

Net cash provided by (used in) financing activities	72	(890)

Net increase (decrease) in cash and cash equivalents	(549)	541
Cash and cash equivalents at beginning of year	50,864	16,509

Cash and cash equivalents at end of year	$50,315	$17,050

Supplemental disclosure of cash flow information:
Cash paid for interest	$252	$327
Cash paid for taxes	$5	$137
Non-cash investing and financing activities:
Equipment purchased under capital leases	$4	$—
Reversal of deferred stock-based compensation for cancellation of stock options	$19	$90
Accrued costs for property, plant and equipment purchases	$1,697	$288
Accrued offering costs	$297	$1,805

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Super Micro Computer, Inc. pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively “Super Micro” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes thereto included in the Super Micro Annual Report on Form 10-K for the year ended June 30, 2007 (“2007 Form 10-K”) filed with the SEC.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2008.

Principles of Consolidation

The condensed consolidated financial statements reflect the operations of Super Micro and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Note 2. Recently Issued Accounting Standards

EITF 07-3

In June 2007, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). The EITF requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company are currently evaluating the effects that EITF No. 07-3 will have on the Company’s consolidated financial position, results of operations or cash flows.

Note 3. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increased on July 1, 2007 and will increase on each subsequent anniversary through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company on January 8, 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three months ended September 30, 2007, the Company granted 387,576 options under the 2006 Plan. At September 30, 2007, 4,313,442 shares of common stock are available for the future grant of stock options.

Stock-Based Compensation

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

The fair value of stock option grants for the three months ended September 30, 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended September 30, 2007
Risk-free interest rate	4.58%
Expected life	4.32 years
Dividend yield	0%
Volatility	45.41%
Estimated forfeitures	3.30%-15.16%
Weighted-average fair value	$3.90

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $1,275,000 and $270,000, respectively. The fair value of options accounted for in accordance with SFAS No. 123(R) and vested for the three months ended September 30, 2007 was $656,000. As of September 30, 2007, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $7,362,000, which will be recognized over a weighted-average vesting period of approximately 3.75 years.

The following tables shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three month periods ended September 30, 2007 and 2006 (in thousands).

	Three Months Ended September 30,
	2007	2006
Cost of sales	$112	$16
Research and development	349	120
Sales and marketing	144	53
General and administrative	265	69

Stock-based compensation expense before taxes	870	258
Income tax expense (benefit)	(119)	41

Stock-based compensation expense, net	$751	$299

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. The Company had no excess tax benefits in the three months ended September 30, 2007 and 2006 resulting from the adoption of SFAS No. 123(R).

Stock Option Activity

The following table summaries stock option activity during the three months ended September 30, 2007 under all stock option plans (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2007	14,350,061	$2.61
Granted	387,576	$9.15
Exercised	(172,570)	$1.68
Forfeited or cancelled	(59,127)	$9.25

Outstanding at September 30, 2007	14,505,940	$2.77	4.73	$105,141
Exercisable at September 30, 2007	11,914,182	$1.63	3.84	$98,131

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2007	2006
Numerator:
Net income	$5,807	$4,809
Denominator:
Basic weighted-average number of common shares outstanding	30,292	22,190
Dilutive common stock options	8,327	10,024

Diluted weighted-average number of common shares outstanding	38,619	32,214

Basic net income per share	$0.19	$0.22
Diluted net income per share	$0.15	$0.15

Note 5. Balance Sheet Components (in thousands)

Short-term Investments:

Short-term investments consist of certificate of deposits with maturities of more than three months but less than a year, auction rate securities and variable rate demand notes. The certificates of deposits are carried at amortized cost which approximates fair value. The Company classifies the auction rate securities and variable rate demand notes with a contractual maturities in excess of ten years as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Even though the stated maturity dates of these auction rate securities and variable rate demand notes may be one year or more beyond the balance sheet date, the Company has classified all auction rate securities and variable rate demand notes as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital—Current Assets and Current Liabilities, as they are reasonably expected to be realized in cash or sold during the normal operating cycle of the Company. Auction rate securities and variable rate demand notes are reported at fair value with unrealized gains and losses, net of related tax, as a component of other comprehensive income. There are no unrealized gains or losses in relation to auction rate securities and variable rate demand notes for the three months ended September 30, 2007 and 2006 because of the frequent interest rate resetting nature of auction rate securities and variable rate demand notes.

Inventories:

	September 30, 2007	June 30, 2007
Finished goods	$45,725	$44,804
Work in process	1,046	441
Purchased parts and raw materials	26,656	21,527

Total inventories, net	$73,427	$66,772

The Company recorded write downs of excess and obsolete inventory totaling $2,088,000 and $735,000 in the three months ended September 30, 2007 and 2006, respectively.

Property, Plant and Equipment:

	September 30, 2007	June 30, 2007
Land	$13,859	$13,859
Buildings	13,162	13,162
Building and leasehold improvements	3,005	2,947
Machinery and equipment	5,972	4,062
Furniture and fixtures	1,499	1,390
Purchased software	1,067	941

	38,564	36,361
Accumulated depreciation	(5,806)	(5,272)

Property, plant and equipment, net	$32,758	$31,089

The costs of assets under capital leases were $298,000 and $294,000 as of September 30, 2007 and June 30, 2007, respectively, and accumulated amortization was $73,000 and $57,000, respectively.

Product Warranties:

	Three Months Ended September 30,
	2007	2006
Balance, beginning of period	$2,243	$1,462
Provision for warranty	1,169	473
Costs charged to accrual	(1,138)	(568)

Balance, end of period	$2,274	$1,367

Note 6. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. For the three months ended September 30, 2007 and 2006, such sales transactions totaled approximately $5,044,000 and $2,994,000, respectively. At September 30, 2007 and June 30, 2007, approximately $905,000 and $982,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 13.32% to 21.48% and 13.65% to 21.48% per annum, depending on the customers’ credit ratings, at September 30, 2007 and June 30, 2007, respectively.

Note 7. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	September 30, 2007	June 30, 2007
Building loans	$10,517	$10,585
Small Business Administration loan	962	970
Capital leases (Note 10)	117	158

Total	11,596	11,713
Current portion, debt and capital leases	(409)	(422)

Long-term portion, debt and capital leases	$11,187	$11,291

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of September 30, 2007 and June 30, 2007, the total outstanding borrowings were $3,971,000 and $3,990,000, respectively, with interest at 5.28% per annum through May 2007 and 8.125% per annum through June 2007. The interest rate from July 2007 through July 2012 is 7.23% per annum and the interest rate from August 2012 through May 2029 is adjusted every five years to equal the index of 5-Year Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum.

In September 2005, the Company obtained two loans totaling $7,920,000 from a bank to purchase a building in San Jose, California. Both loans are secured by the property purchased and the assignment of all rent on the property purchased. The first loan of $6,930,000 is repayable in equal monthly installments through September 2010. As of September 30, 2007 and June 30, 2006, the total outstanding borrowings were $6,546,000 and $6,595,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year Treasury Notes plus 1.65% per annum. The second loan of $990,000 was paid off using a Small Business Administration loan of $1,019,000 on November 16, 2005. The second loan is secured by the property purchased and guaranteed by two officers/shareholders of the Company. As of September 30, 2007 and June 30, 2007, the total outstanding borrowings were $962,000 and $970,000, respectively, with interest at 6.6% per annum through November 16, 2010, and then it is adjusted every five years based on the index as defined in the loan agreement. The Small Business Administration loan is repayable in equal monthly installments through November 1, 2025.

As of September 30, 2007, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $29,848,000 and $27,685,000, respectively. As of June 30, 2007, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $29,797,000 and $27,756,000, respectively.

As of September 30, 2007, the Company had an unused revolving line of credit totaling $5,000,000 that matures on November 1, 2007 and the interest rate on this credit line is equal to the lender’s established prime rate of 8.25% per annum.

Note 8. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.0% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also a director and officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family matters own approximately 46.3% of Ablecom at September 30, 2007.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company purchased tooling assets for $1,438,000 and engineering services for $708,000 from Ablecom during the three months ended September 30, 2007.

Under the distribution agreement, Ablecom purchases from the Company server products for distribution in Taiwan. The pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $22,108,000 and $24,390,000 and sold products to Ablecom totaling approximately $2,119,000 and $1,801,000, for the three months ended September 30, 2007 and 2006, respectively.

        Amounts owed to the Company by Ablecom as of September 30, 2007 and June 30, 2007, were approximately $1,259,000 and $853,000, respectively. Amounts owed to Ablecom by the Company as of September 30, 2007 and June 30, 2007, were approximately $27,806,000 and $26,094,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 45 and 170 days of invoice. For the three months ended September 30, 2007 and 2006, the Company received $70,000 and $49,000, respectively, from Ablecom for penalty charges, and paid approximately $1,499,000 and $222,000, respectively, in tooling and other miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products (b) impairment of the tooling cost and (c) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $0.3 million and $2.2 million at September 30, 2007 and June 30, 2007, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses, if any, of Ablecom.

Tatung — Tatung is a significant contract manufacturer for the Company and owns approximately 2.0% of the Company’s common stock.

The Company has a product manufacturing agreement (“product manufacturing agreement”) with Tatung.

Under the product manufacturing agreement, the Company outsources a significant portion of its design and manufacturing of components such as motherboards to Tatung. Tatung agrees to design products according to the Company’s specifications.

The Company purchased contract manufacturing services and products from Tatung totaling approximately $4,918,000 and $6,350,000 and sold products to Tatung totaling approximately $2,825,000 and $160,000, for the three months ended September 30, 2007 and 2006, respectively. The amounts owed to the Company by Tatung as of September 30, 2007 and June 30, 2007, were approximately $2,020,000 and $886,000, respectively. The amounts owed to Tatung by the Company as of September 30, 2007 and June 30, 2007, were approximately $3,249,000 and $5,616,000, respectively. Historically, the Company has paid Tatung the majority of invoiced dollars between 50 and 130 days of invoice. For the three months ended September 30, 2007 and 2006, the Company received no penalty charges from Tatung.

Note 9. Income Taxes

The Company recorded provisions for income taxes of $3,665,000 and $3,126,000 for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the three months ended September 30, 2007 differs from the federal and state statutory rate primarily due to research and development credits, and certain stock compensation expenses for which deferred tax assets cannot be recorded in accordance with SFAS 123R. The effective tax rate for the three months ended September 30, 2006 differs from the federal and state net statutory income tax rates primarily due to research and development credits, foreign sales corporation tax benefits and domestic production activities deduction.

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased the liability for net unrecognized tax benefits by $989,000, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $989,000. The total amount of gross unrecognized tax benefits as of the date of adoption was $3,861,000. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, $3,604,000 of the unrecognized tax benefits were reclassified to long-term FIN 48 liabilities, and $257,000 of the unrecognized tax benefits were reclassified to current FIN 48 liabilities. Of the $3,861,000 total unrecognized tax benefits, $3,465,000 would affect the effective tax rate if realized, and $396,000 would affect the Company’s deferred tax assets if realized.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued $377,000 for the payment of interest and penalties relating to unrecognized tax benefits.

The Company files U.S. federal, U.S. state, and foreign income tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year beginning July 1, 2002.

In connection with the regular examination of the Company’s California tax returns for the fiscal years ended September 30, 2002 and 2003 the Franchise tax board has presented certain adjustments to the amounts reflected by the Company on those returns. Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

Note 10. Commitments and Contingencies

        Litigation and Claims — The Company has been a defendant in a lawsuit with Digitechnic, S.A., a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial Court found in favor of Digitechnic and awarded damages totaling $1,178,000. The Company accrued for these damages in its consolidated financial statements as of June 30, 2004, as the best estimate of its loss in this situation. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded $11,000 to the Company for legal expenses. Accordingly, the Company reversed the $1,178,000 accrued in fiscal 2005. Digitechnic has appealed the Paris Court of Appeals decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. Pending a new hearing, the trial court ruling is reinstated. Although the Company cannot predict with certainty the final outcome of this litigation, it believes the claim to be without merit and intends to continue to defend it vigorously. Management believes that the ultimate resolution of this matter will not result in a material adverse impact on the Company’s results of operations, cash flows or financial position.

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

Lease Commitments — The Company leases equipment under noncancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases.

Note 11. Segment Reporting

The Company operates in one operating segment and develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the three months ended September 30, 2007 and 2006, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2007	2006
Net sales:
United States	$72,735	$53,481
United Kingdom	6,056	5,083
Germany	5,647	6,106
Rest of Europe	13,773	9,742
Asia	16,900	13,449
Other	2,838	2,326

	$117,949	$90,187

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2007		2006
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$45,587	38.6%	$31,767	35.2%
Serverboards and other components	72,362	61.4%	58,420	64.8%

Total	$117,949	100.0%	$90,187	100.0%

Serverboards and other components are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of components done by the Company.

Note 12. Subsequent Events

Building Purchase — On October 16, 2007, the Company closed the escrow to purchase land and a building at 880 Fox Lane in San Jose, California for $11,328,000 to support the Company’s growth.

Loan Repayment — On October 17, 2007, the Company paid off the remaining outstanding Small Business Administration loan balance of $1,011,000.

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

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. For the three months ended September 30, 2007 and 2006, net sales of optimized servers were $45.6 million and $31.8 million, respectively, and net sales of serverboards and components were $72.3 million and $58.4 million, respectively.

We commenced operations in 1993 and have been profitable every year since inception. For the three months ended September 30, 2007 and 2006, our net sales were $117.9 million and $90.2 million, respectively, and our net income was $5.8 million and $4.8 million, respectively.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For the three months ended September 30, 2007 and 2006, we derived approximately 60.9% and 69.7%, respectively, of our net sales from products sold to distributors, and we derived approximately 39.1% and 30.3%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in the three months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, we derived approximately 61.7% and 59.3%, respectively, of our net sales from customers in the United States. For the three months ended September 30, 2007 and 2006, we derived approximately 38.3% and 40.7%, respectively, of our net sales from customers outside the United States.

We perform the majority of our research and development efforts in-house. For the three months ended September 30, 2007 and 2006, research and development expenses represented approximately 5.6% and 5.4% of our net sales, respectively.

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

One of our key suppliers is Ablecom, which supplies us with contract design and manufacturing support. For the three months ended September 30, 2007 and 2006, our purchases from Ablecom represented approximately 23.7% and 33.8% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We plan to expand our warehousing capacity and our manufacturing relationship with Ablecom in China in an effort to reduce our product costs. Ablecom is expanding operations from Taiwan to a larger facility in China. In addition to providing a larger volume of contract manufacturing services for us, Ablecom will warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales in excess of what we might have obtained absent our relationship with Ablecom.

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

Reversal of litigation loss. Loss from litigation relates to sale of our products in violation of export control laws.

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

Revenue recognition. We account for revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements . Under the provisions of SAB No. 104, we recognize revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. Our standard arrangement with our customers includes a signed purchase order or contract, free-on-board shipping point terms, except for a few customers who have free-on-board destination terms and revenue is recognized when the products arrive at the destination, 30 to 60 days payment terms, and no customer acceptance provisions. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, we have a sale arrangement with an OEM that has limited product return rights. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products ). Credits that we issued pursuant to these provisions were $64,000 and $42,000 for the three months ended September 30, 2007 and 2006, respectively. We do not commit to future price reductions with any of our customers.

We have an immaterial amount of service revenue relating to non-warranty repairs, which is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Cooperative marketing accruals. We follow EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria. In accordance with EITF Issue No. 01-9, we record advertising costs meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations. For those advertising costs that do not meet the criteria set forth in EITF Issue No. 01-9, the amounts are recorded as a reduction to sales in the accompanying condensed consolidated statements of operations.

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

Stock-based compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment , using the prospective transition method, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Prior to July 1, 2006, we account for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted with exercise prices less than the fair value of the underlying common stock at the option grant date. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal 2007. We recorded stock compensation expense of $0.9 million and $0.3 million for the three months ended September 30, 2007 and 2006.

As of September 30, 2007, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $7.4 million, which is expected to be recognized as an expense over a weighted-average period of approximately 3.75 years.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	80.5	80.1

Gross profit	19.5	19.9

Operating expenses:
Research and development	5.6	5.4
Sales and marketing	3.2	2.6
General and administrative	2.9	2.9
Reversal of litigation loss	0.0	(0.1)

Total operating expenses	11.7	10.8

Income from operations	7.8	9.1
Interest income	0.4	0.1
Interest expense	(0.2)	(0.4)

Income before income taxes provision	8.0	8.8
Income tax provision	3.1	3.5

Net income	4.9%	5.3%

Comparison of Three Months Ended September 30, 2007 and 2006

Net sales. Net sales increased by $27.8 million, or 30.8%, to $117.9 million from $90.2 million, for the three months ended September 30, 2007 and 2006, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the three months ended September 30, 2007, the approximate number of units sold increased 40.0% to 0.7 million compared to 0.5 million for the three months ended September 30, 2006. Growth in unit volumes was primarily due to the growth of X7 and PD series motherboards and an increase in sales of chassis and accessories such as memory and disk drives offset in part by lower sales of X6 motherboards. For the three months ended September 30, 2007, the approximate number of server system units sold increased 26.7% to 38,000 compared to 30,000 for the three months ended September 30, 2006. The average selling price of server system units sold increased 9.1% to approximately $1,200 in the three months ended September 30, 2007 compared to approximately $1,100 in the three months ended September 30, 2006. Growth in the average selling prices of our server systems was principally driven by an increase in sales of 6000 Series of server systems including IU Twin and UIO servers, offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $13.8 million or 43.5% from the three months ended September 30, 2006 to the three months ended September 30, 2007, primarily due to increase in shipments of 6000 Series configurations of servers, including IU Twin and UIO servers and OEM servers. Sales of server systems represented 38.6% of our net sales for the three months ended September 30, 2007 as compared to 35.2% of our net sales for the three months ended September 30, 2006. For the three months ended September 30, 2007 and 2006, we derived approximately 60.9% and 69.7%, respectively, of our net sales from products sold to distributors and we derived approximately 39.1% and 30.3%, respectively, from sales to OEMs and to end customers. For the three months ended September 30, 2007, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 61.7%, 14.3%, 4.8% and 16.8%, of our net sales, respectively, as compared to 59.3%, 14.9%, 6.8% and 16.4%, respectively, for the three months ended September 30, 2006.

Cost of sales. Cost of sales increased by $22.7 million, or 31.5%, to $94.9 million from $72.2 million, for the three months ended September 30, 2007 and 2006, respectively. Cost of sales as a percentage of net sales was 80.5% and 80.1% for the three months ended September 30, 2007 and 2006, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and higher inventory valuation changes of $1.4 million. The higher cost of sales as a percentage of net sales was driven by an increase in our sales of more mature products which have a decrease in average selling prices. In the three months ended September 30, 2007, we recorded a $2.1 million expense, or 1.8% of net sales, related to the write down of excess and obsolete inventory as compared to $0.7 million, or 0.8% of net sales, in the three months ended September 30, 2006. The increase in the inventory write down was primarily for the Company’s AMD inventory.

Research and development expenses. Research and development expenses increased by $1.7 million, or 35.8%, to $6.7 million from $4.9 million for the three months ended September 30, 2007 and 2006, respectively. Research and development expenses were 5.6% and 5.4% of net sales for the three months ended September 30, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase of $1.2 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense resulting from the adoption of FAS 123R, and an increase of $0.7 million in development costs associated with SuperBlades offset in part by an increase of $0.4 million in non-recurring engineering funding from certain suppliers and customers. The increase in personnel was primarily related to expanded product development initiatives.

Research and development expenses include stock-based compensation expense of $349,000 and $120,000 for the three months ended September 30, 2007 and 2006, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.4 million, or 58.2%, to $3.7 million from $2.4 million, for the three months ended September 30, 2007 and 2006, respectively. Sales and marketing expenses were 3.2% and 2.6% of net sales for the three months ended September 30, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase of $0.7 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense resulting from the adoption of FAS 123R and an increase of $0.4 million in marketing co-op funding to customers.

Sales and marketing expenses include stock-based compensation expense of $144,000 and $53,000 for the three months ended September 30, 2007 and 2006, respectively.

General and administrative expenses. General and administrative expenses increased by $0.8 million, or 31.5%, to $3.4 million from $2.6 million, for the three months ended September 30, 2007 and 2006, respectively. General and administrative expenses were 2.9% of net sales for both the three months ended September 30, 2007 and 2006. The increase in absolute dollars was primarily due to an increase of $0.6 million in compensation and benefits, including higher stock-based compensation expense resulting from the adoption of FAS 123R, $0.5 million for accrued claims and an increase of $0.2 million in professional fees to support being a public company offset in part by a decrease of $0.6 million in legal expenses primarily associated with our defense of certain litigation matters.

General and administrative expenses include stock-based compensation expense of $265,000 and $69,000 for the three months ended September 30, 2007 and 2006, respectively.

Reversal of litigation loss. Loss from litigation decreased by $0.1 million to zero for the quarter ended September 30, 2007 compare to same quarter in 2006, respectively. The decrease was primarily due to the final settlement of import/export litigation at less than the estimated loss amount. See Note 10 of the “Notes to Condensed Consolidated Financial Statements.”

Interest and other expense, net. Interest and other expense, decreased by $0.6 million, or 204.8%, to $(0.3) million from $0.3 million, for the three months ended September 30, 2007 compare to same quarter in 2006, respectively, of which $0.3 million was interest expenses in both periods. The decrease was due to higher interest income of $0.5 million from higher cash, cash equivalent and short-term investment balances primarily as a result of our initial public offering. We expect the interest expenses will decrease in the future as we intend to repay our outstanding building loans in fiscal year 2008.

Provision for income taxes. Provision for income taxes increased by $0.5 million, or 17.2%, to $3.7 million from $3.1 million, for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate was 38.7% and 39.4% for the three months ended September 30, 2007 and 2006, respectively. The decrease of the effective tax rate was the result of the increased benefit of federal research and development tax credits and foreign income deductions relative to our higher taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and more recently from the proceeds of our initial public offerings. Our cash and cash equivalents and short term investments were $69.4 million and $65.9 million as of September 30, 2007 and June 30, 2007, respectively.

Operating Activities. Net cash provided by operating activities was $4.0 million and $2.6 million for the three months ended September 30, 2007 and 2006, respectively. Net cash provided by our operating activities in the three months ended September 30, 2007 was primarily due to our net income of $5.8 million, an increase in accounts payable of $7.1 million, an increase in other liabilities of $2.7 million, an increase in income tax payable of $1.7 million and an increase in the allowance for sales returns of $1.3 million which was substantially offset by an increase in accounts receivable of $8.5 million and an increase in inventory of $6.7 million. Net cash provided by our operating activities in the three months ended September 30, 2006 was primarily due to our net income of $4.8 million, an increase in accounts payable of $16.9 million, an increase in accrued liabilities of $4.4 million, an increase in income tax payable of $3.0 million and an increase in the allowance for sales returns of $0.1 million which was substantially offset by an increase in inventory of $20.4 million, an increase in accounts receivable of $5.3 million and an increase in prepaid expenses and other current asset of $2.0 million. The increases for the three months ended September 30, 2007 and 2006 in accounts receivable, sales returns, inventory and accounts payable were primarily due to growth in net sales during the periods as a result of new product introductions, increased sales of existing server systems and components and increased purchases from our suppliers. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

Investing activities. Net cash used in our investing activities was $4.6 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively. Of these amounts, $4.7 million in the three months ended September 30, 2007 was related to the purchase of a short-term investments in auction rate securities and variable rate demand notes. In the three months ended September 30, 2006, $1.2 million was related to the purchases of property and equipment to support the Company’s growth. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We do expect to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business and meeting regulatory requirements associated with being a public company.

Financing activities. Net cash provided by (used in) our financing activities was $0.1 million and $(0.9) million for the three months ended September 30, 2007 and 2006, respectively. In the three months ended September 30, 2007, $0.3 million was related to the proceeds from the exercise of stock options. In the three months ended September 30, 2006, $0.7 million was related to the payment of our initial public offering costs. We repaid $0.1 million and $0.2 million in loans for the three months ended September 30, 2007 and 2006, respectively.

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

Other factors affecting liquidity and capital resources

        We have entered into four building loans to purchase three facilities located in San Jose, California. Total balance outstanding on these loans was $11.5 million as of September 30, 2007. The first loan was entered into in March 2001 under which we borrowed $8.7 million. The second loan was entered into in April 2004 under which we borrowed $4.3 million. The third and fourth loans were entered into in September 2005 under which we borrowed a total of $7.9 million. The first loan was paid off on May 15, 2007 for $7.2 million including a pre-payment penalty of $69,000, and the fourth loan was paid off on October 17, 2007 for $1.0 million including a pre-payment penalty of $46,000. These four loans require us to maintain customary covenants related to business and financial condition. They also have customary restrictions on business and financial activity in which we cannot engage without the prior written consent of the bank. For example, under the terms of the building loans, we generally may not, without the lenders’ prior written consent, incur certain indebtedness and liens, engage in business activities substantially different from our present business, liquidate or dissolve our business, lease or dispose of all or a substantial part of our business or assets, sell assets for less than fair market price, enter into any consolidation, merger or other business combination, or make certain loans, acquisitions and guaranties.

On October 15, 2007, we closed the escrow and used approximately $11.3 million of the next proceeds to purchase land and a building at 880 Fox Lane in San Jose, California to support our growth.

In addition, we have historically paid a majority of our vendors within 25 to 100 days of invoice and Ablecom between 45 and 170 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of September 30, 2007 and June 30, 2007 amounts owed to Ablecom by us were approximately $27.8 million and $26.1 million, respectively.

We have entered into arrangements with certain financing companies that have committed to pay us in a specified period after shipment to customers for sales transactions that have been approved by these financing companies prior to shipment. We remain obligated to re-purchase the customer obligations if the customer defaults. See Note 6 of “Notes to Condensed Consolidated Financial Statements.”

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2007 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$630	$638	$338	$426	$2,032
Capital leases	100	22	1	—	123
Building loans	1,047	2,094	2,090	15,077	20,308
Purchase commitments	3,574	—	—	—	3,574

Total	$5,351	$2,754	$2,429	$15,503	$26,037

As discussed in Note 9 to the Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of July 1, 2007. At July 1, 2007, we had a liability for unrecognized tax benefits and an accrual for the related interest totaling $3.9 million. The Company has not provided a detailed estimate of the timing due to the uncertainty of when the related tax settlements are due.

We expect to fund these obligations from our ongoing operations and the proceeds of our initial public offering that closed in April 2007. Additionally, we intend to repay our outstanding building loans in fiscal year 2008.

Recently Issued Accounting Standards

FIN 48

As a result of the implementation of FIN 48, we increased the liability for net unrecognized tax benefits by $1.0 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $1.0 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $3.9 million. We historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, $3.6 million of the unrecognized tax benefits were reclassified to long-term FIN 48 liabilities, and $0.3 million of the unrecognized tax benefits were reclassified to current FIN 48 liabilities. Of the $3.9 million total unrecognized tax benefits, $3.5 million would affect the effective tax rate if realized, and $0.4 million would affect our deferred tax assets if realized.

Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, we had accrued $0.4 million for the payment of interest and penalties relating to unrecognized tax benefits.

We file U.S. federal, U.S. state, and foreign income tax returns. We are generally no longer subject to tax examinations for years prior to the fiscal year beginning July 1, 2002.

In connection with the regular examination of our California tax returns for the fiscal years ended September 30, 2002 and 2003 the Franchise tax board has presented certain adjustments to the amounts reflected by us on those returns. Although timing of the resolution and/or closure on audits is highly uncertain, we do not believe that our unrecognized tax benefits would materially change in the next 12 months.

EITF 07-3

In June 2007, the FASB issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” The EITF requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company are currently evaluating the effects that EITF No. 07-3 will have on the Company’s consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Qualitative and Quantitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds, certificates of deposit and auction rate securities which they are reasonably expected to be realized in cash or sold during the normal operating cycle of the business. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations. As of September 30, 2007, our investments were in money market funds, certificates of deposit and auction rate securities and variable rate demand notes.

We had $11.5 million of indebtedness under our credit facilities as of September 30, 2007 and $11.6 million of indebtedness under our credit facilities as of June 30, 2007. The annual interest rate on our credit facilities is based on various indexes as defined in the loan agreements. At September 30, 2007 and June 30, 2007, the interest rates ranged from 5.77% to 7.23%. An immediate 10% increase in the index rates would not have a material effect on our interest expense.

Foreign Currency Risk

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange loss for the three months ended September 30, 2007 and 2006 were $23,000 and $9,000, respectively.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and instructions for this Quarterly Report on Form 10-Q, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of internal control over financial reporting. We are in the process of performing the information system and process documentation, and evaluation and testing required for management to make this assessment and for the Company’s independent auditors to provide their attestation report. We have not completed this process or the assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2007 have not materially changed. Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

As our business continues to grow, we believe that our quarterly operating results will be subject to greater fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results in the future include:

•	our ability to attract new customers, retain existing customers and increase sales to such customers;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

•	variability of our margins based on the mix of server systems and components we sell;

•	variability of operating expenses as a percentage of net sales;

•	fluctuations in receipt of NRE funding, or receipt or payment of MDF payments;

•	the timing of the introduction of new products by leading microprocessor vendors and other suppliers;

•	our ability to introduce new and innovative server solutions that appeal to our customers;

•	our ability to address technology issues as they arise, improve our products’ functionality and expand our product offerings;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors;

•	mix of whether customer purchases are of full systems or components and whether made directly or through indirect sales channels;

•	fluctuations based upon seasonality;

•	the rate of expansion, domestically and internationally;

•	the effectiveness of our sales force and the efforts of our distributors;

•	the effect of mergers and acquisitions among our competitors, suppliers or partners;

•	general economic conditions in our geographic markets; and

•	impact of regulatory changes on our cost of doing business.

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

We expect that selling our server solutions to larger customers will create new challenges. No one customer represented 10% or more of our revenues for fiscal years 2007 and 2006 or the three months ended September 30, 2007 and 2006. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Historically, a substantial majority of our revenues have resulted from sales of our server solutions through third party distributors and resellers. For the three months ended September 30, 2007 and 2006, approximately 60.9% and 69.7% of our net sales were derived from sales to third party resellers and distributors, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided promotional goods or made short-term pricing concessions. The discontinuation of promotional goods or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. During the three months ended September 30, 2007 and 2006, we recorded inventory write-downs charged to cost of sales of $2.1 million and $0.7 million, respectively, for excess and obsolete inventory.

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

We use Ablecom Technology, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. For the three months ended September 30, 2007 and 2006, our purchases from Ablecom represented approximately 23.7% and 33.8% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company. Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own approximately 30.7% of Ablecom’s outstanding common stock. Charles Liang served as a director of Ablecom during our fiscal 2006, but is not currently serving in such capacity. In addition, Yih-Shyan (Wally) Liaw, our Vice President of International Sales and Secretary, and a director, and his wife jointly own approximately 5.2% of Ablecom’s outstanding common stock, and collectively, Mr. Charles Liang, Ms. Liang, Mr. Liaw, Mr. Steve Liang and relatives of these individuals own over 80% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders, and Mr. Liaw, as an officer, director and significant stockholder, of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed. Historically, transactions with Ablecom were not approved by an independent committee of our board of directors as we had no independent directors.

We use Tatung Company for contract manufacturing services. Tatung also purchases our server systems and components. Similarly, we purchase Adaptec drivers that are developed and configured for us, and concurrently sell our products to Adaptec. In the three months ended September 30, 2007 we purchased contract manufacturing services and products, respectively, from Tatung and Adaptec in the aggregate amount of approximately $4.9 million and $1.4 million, respectively, and sold products to Tatung and Adaptec in the aggregate amount of approximately $2.8 million and $1.0 million, respectively. Since Tatung and Adaptec are both customers and vendors, the terms and conditions of our business agreements with them may not be as favorable, individually or in aggregate, as we may be able to receive from unrelated third parties, and we may not be as strongly enforce our rights under these agreements. In addition, if a dispute were to arise under our agreement to sell our products to Tatung or Adaptec, the dispute could lead to disruption or termination of the provision of services or products by them to us. This could compromise our ability to satisfy customer orders on a timely basis, if at all, or we may incur significant costs in establishing an agreement with a new vendor, the terms of which may not be as favorable as those in our agreements with Tatung and Adaptec. In that event, our net sales, margins and earnings could suffer. At the same time, if a dispute were to arise under our agreement to purchase contract manufacturing services or products from Tatung or Adaptec, the dispute may cause them to reduce or terminate their purchases of our products, thereby reducing our revenues.

In addition, our relationships with Ablecom and Tatung, who are stockholders as well as providers of contract manufacturing services, could be adversely affected by declines in our stock price or divestments by Ablecom or Tatung of their shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, and Tatung held approximately 2.0% and 2.0%, respectively, of our outstanding common stock as of September 30, 2007. If the value of the shares that Steve Liang or Tatung holds should decline, by decrease in our stock price or by disposition of the shares, Ablecom, because Steve Liang has considerable influence over Ablecom’s commercial agreements, or Tatung may not be willing to give us terms and conditions for contract manufacturing services that are as favorable as those in our existing contracts. Likewise, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property and in the future we may receive claims that our products infringe or violate third parties’ intellectual property rights. For example, we were subject to a lawsuit filed in 2005 by Rackable Systems, Inc. The case was settled in May 2007, on terms which had no adverse effect on our business, financial condition and result of operations. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

Two members of our Board joined our Board in February 2007. We have also recently filled a number of positions in our finance and accounting staff. Accordingly, key personnel in our finance and accounting team have only recently assumed the duties and responsibilities they are now performing. Our Board members and key employees have worked together for only a limited period of time and have a limited track record of executing our business plan as a team. In addition, our executives have limited experience conducting business as a public company and fulfilling the increased legal, administrative and accounting obligations associated with being a public company. Accordingly, it is difficult to predict whether our directors and senior executives, individually and collectively, will be effective in managing our operations.

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances applicable to specified electronic products placed on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive). We are also subject to laws and regulations such as California’s “Proposition 65” which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the State of California to be dangerous, such as lead. In June 2007, we entered into a settlement agreement regarding a claim under Proposition 65. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design and/or manufacturing of our products, any of which could have a material adverse effect on our business.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale discussed in this prospectus lapse could cause the trading price of our common stock to decline significantly. As of September 30, 2007, we had approximately 30.4 million shares of common stock outstanding. Substantially all of these shares are eligible for sale in the public market, including approximately 10.1 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 11.9 million shares subject to outstanding options and reserved for future issuance under our 1998 and 2006 stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of November 6, 2007, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 42.5 percent of our common stock outstanding. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Not applicable.

Item 3.	Default Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2007.

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

SUPER MICRO COMPUTER, INC.

Dated: November 9, 2007	/s/ Charles Liang
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 9, 2007	/s/ Howard Hideshima
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)