Form 10-K/A
period 2007-06-30
Super Micro Computer, Inc.
filed 2007-12-17
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(AMENDMENT NO. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 30, 2007 was 31,172,605 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007. We are filing this Amendment for the following reasons:

•	To include information required by Part III; and

•

In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as discussed above, we have not modified or updated the disclosures previously presented. Accordingly, this Amendment does not reflect events occurring after the filing of our original Form 10-K filed on August 28, 2007.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors

Our executive officers and their ages and their positions as of November 30, 2007, are as follows:

Name	Age	Position(s)
Charles Liang	50	Chairman of the Board, President and Chief Executive Officer

Howard Hideshima	48	Chief Financial Officer

Alex Hsu	59	Chief Sales and Marketing Officer

Chiu-Chu (Sara) Liu Liang	46	Vice President of Operations, Treasurer and Director

Yih-Shyan (Wally) Liaw	52	Vice President of International Sales, Secretary and Director

Bruce Alexander(1)(2)(3)	63	Director

Hwei-Ming (Fred) Tsai(1)(2)(3)	52	Director

Edward J. Hayes, Jr.(1)	52	Director

Sherman Tuan	54	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Edward J. Hayes, Jr. has been a member of our board of directors since February 2007. Mr. Hayes has served as Chief Financial Officer of Pillar Data Systems, Inc., a privately-held data storage company, since August 2006. From July 2004 to August 2006, he served as Executive Vice President and Chief Financial Officer of Quantum Corporation, a data storage company publicly traded on NYSE. From March 2003 to July 2004, Mr. Hayes was an independent consultant and private investor. From April 2001 to March 2003, he was President and Chief Executive Officer of DirecTV Broadband, Inc., an internet service provider. From January 2000 to April 2001, he served as Executive Vice President and Chief Financial Officer of Telocity, Inc., an internet service provider which the management team took public in March 2000. Mr. Hayes is a director and member of the Audit Committee of publicly-traded Alaska Communications Systems Group, Inc., a telecommunications provider. Mr. Hayes holds a B.A. degree from Colgate University and conducted his graduate studies in Accounting and Finance at the New York University Graduate School of Business.

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

Composition of the Board

The authorized number of directors of the Company is seven. There are currently seven directors. Our amended and restated certificate of incorporation provides for a classified board of directors divided into three classes. The members of each class are elected to serve a three-year term with the term of office for each class ending in consecutive years. Vacancies may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Alternatively, the board of directors, at its option, may reduce the number of directors.

The current composition of the board is:

Class I Directors (terms expiring at the 2007 annual meeting; nominees for terms expiring at the 2010 annual meeting)	Charles Liang Sherman Tuan

Class II Directors (terms expiring at the 2008 annual meeting)	Yih-Shyan (Wally) Liaw Bruce Alexander Edward J. Hayes, Jr

Class III Directors (terms expiring at the 2009 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

CORPORATE GOVERNANCE

Corporate Governance Guidelines

The Company has adopted “Corporate Governance Guidelines” to best ensure that the board of directors is independent from management and that the board of directors adequately performs its function as the overseer of management and to help ensure that the interests of the board of directors and management align with the interests of the stockholders. The “Corporate Governance Guidelines” are available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance,” and are also available in print to any stockholder who requests a copy.

Code of Ethics

The Company has adopted a “Code of Business Conduct and Ethics” that is applicable to all directors and employees and embodies the Company’s principles and practices relating to the ethical conduct of the Company’s business and its long-standing commitment to honesty, fair dealing and full compliance with all laws affecting the Company’s business. The “Code of Business Conduct and Ethics” is available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance,” and is also available in print to any stockholder who requests it.

Executive Sessions

Non-management directors meet in executive session without management present each time the board holds its regularly scheduled meetings.

Communications with the Board

The board of directors welcomes the submission of any comments or concerns from stockholders or other interested parties. If you wish to send any communications to the board of directors, you may use one of the following methods:

•	Write to the board at the following address:

Board of Directors

Super Micro Computer, Inc.

c/o Robert Aeschiman, General Counsel

980 Rock Avenue

San Jose, California 95131

•	E-mail the board of directors at BODInquiries@supermicro.com

MEETINGS AND COMMITTEES OF THE BOARD

The Board

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend the Company’s annual meeting of stockholders. The board of directors met eight times during fiscal year 2007, of which seven were regularly scheduled meetings and one was not regularly scheduled. The independent directors met eight times in executive sessions without any officer of the Company present. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2007.

Committees of the Board

The board has three standing committees to facilitate and assist the board of directors in the execution of its responsibilities. The committees are currently the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In accordance with applicable Nasdaq listing standards, all of the committees are comprised solely of non-employee, independent directors. Charters for each committee are available at the Investor Relations portion of the Company’s website. The charter of each committee also is available in print to any stockholder who requests it. The following table shows the current members of each of the standing board committees:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Edward J. Hayes, Jr.(1)	Bruce Alexander(1)	Hwei-Ming (Fred) Tsai(1)

Bruce Alexander	Hwei-Ming (Fred) Tsai	Bruce Alexander

Hwei-Ming (Fred) Tsai

(1)	Committee Chairperson

Audit Committee

The Audit Committee has three members and met five times in fiscal 2007. Our board of directors has determined that each of Messrs. Hayes, Alexander and Tsai meet the requirements for independence and that all of the members of our Audit Committee meet the requirements for financial literacy under the current rules of Nasdaq and SEC rules and regulations. Our board of directors has determined that Mr. Hayes is our audit committee financial expert as currently defined under applicable SEC rules.

As outlined more specifically in the Audit Committee charter, the Audit Committee has, among other duties, the following responsibilities:

•	The appointment, compensation and retention of our independent auditors and reviews and evaluates the auditors’ qualifications, independence and performance;

•	Oversees the auditors’ audit work and reviews and pre-approves all audit and non-audit services that may be performed by them;

•	Reviews and approves the planned scope of our annual audit;

•	Monitors the rotation of partners of the independent auditors on our engagement team as required by law;

•	Reviews our financial statements and discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements;

•	Reviews our critical accounting policies and estimates;

•	Oversees the adequacy of our accounting and financial controls;

•	Reviews annually the audit committee charter and the committee’s performance;

•	Reviews and approves all related-party transactions; and

•

Establishes and oversees procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters and oversees enforcement, compliance and remedial measures under our code of conduct.

Additional information regarding the Audit Committee is set forth in the Audit Committee Report immediately following Proposal No. 2.

Compensation Committee

The Compensation Committee has two members and met three times in fiscal 2007. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the current requirements of Nasdaq.

As outlined more specifically in the Compensation Committee charter, the Compensation Committee has, among other duties, the following responsibilities:

•	Reviews and approves corporate goals and objectives relevant to compensation of the chief executive officer and other executive officers;

•	Evaluates the performance of the chief executive officer and other executive officers in light of those goals and objectives;

•	Sets compensation of the chief executive officer and other executive officers;

•	Administers the issuance of stock options and other awards to executive officers and directors under our stock plans; and

•	Reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter.

Nominating and Corporate Governance Committee

The Governance Committee has two members and held no meetings in fiscal 2007. The Governance Committee is comprised solely of non-employee directors. Our board has determined that each member of our Governance Committee meets the requirements for independence under the current requirements of Nasdaq.

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•	Identifies individuals qualified to become directors;

•	Recommends to our board of directors director nominees for each election of directors;

•	Develops and recommends to our board of directors criteria for selecting qualified director candidates;

•	Considers committee member qualifications, appointment and removal;

•	Recommends corporate governance guidelines applicable to us;

•	Provides oversight in the evaluation of our board of directors and each committee;

•	Review and monitor the Company’s Code of Business Conduct and Ethics and review and approve any waivers of the Company’s Code of Business Conduct and Ethics; and

•	Coordinate and review board and committee charters for consistency and adequacy under applicable rules, and make recommendations to the board for any proposed changes.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers of the Company and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2007 transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2007, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Process Overview

The Compensation Committee (for purposes of this analysis, the “Committee”) of the board of directors discharges the board of directors’ responsibilities relating to compensation of all of the Company’s executive officers. The Committee is comprised of two non-employee directors, both of whom are independent pursuant to the current rules of Nasdaq, Rule 16b-3 under the Exchange Act, and Section 162(m) of the Internal Revenue Code (“Code”).

As indicated in the section entitled “Committees of the Board,” the responsibilities of the Committee are discussed in detail in its charter which is available at the Company’s website. The primary roles and responsibilities of the Committee are to:

•	Review and approve corporate goals and objectives relevant to compensation of the chief executive officer and other executive officers;

•	Evaluate the performance of the chief executive officer and other executive officers in light of those goals and objectives;

•	Make recommendations to the board of directors regarding compensation of the chief executive officer and other executive officers;

•	Administer the issuance of stock options and other awards to executive officers and directors under our stock plans; and

•	Review and evaluate, at least annually, the performance of the Committee and its members, including compliance of the Committee with its charter.

The agenda for meetings is determined by the Chair of the Committee with the assistance of Charles Liang, our President and Chief Executive Officer, and Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by one or more of Mr. Liang, Mr. Hideshima and Robert Aeschiman, the Company’s General Counsel. However, Messrs. Liang and Hideshima do not attend the meetings during which their own performance or compensation is being discussed. After the Committee evaluates and sets the compensation of our executive officers, the Committee’s Chair reports the Committee’s determinations and recommendations to the board of directors. The board of directors then evaluates, modifies or approves such recommendations.

Mr. Liang, Mr. Hideshima and Mr. Aeschiman support the Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In August 2007, the Committee reviewed recommendations of management as well as publicly available peer group compensation data in connection with structuring our compensation programs for fiscal 2008.

Prior to our initial public offering, as a private company, incentive compensation was awarded based on individual performance and the performance of the Company. Mr. Liang, our Chief Executive Officer, made recommendations to the board of directors with respect to any merit increase in base salary, quarterly bonus and stock option grants for each member of the executive team other than himself. The board of directors then evaluated, discussed and modified or approved these recommendations. With respect to Mr. Liang’s compensation, our board of directors met in executive sessions without the presence of any executive officers to evaluate his performance in terms of contribution to corporate goals and set his compensation.

The Committee has not delegated its authority to grant equity awards to any Company employee, including the executive officers.

Compensation Philosophy and Objectives

It is the Compensation Committee’s philosophy to link the named executive officers’ compensation to corporate performance. The base salary, quarterly bonuses and stock option grants of the named executive officers are determined in part by the Compensation Committee reviewing data on prevailing compensation practices of comparable technology companies with whom the Company competes for executive talent, and evaluating such information in connection with the Company’s corporate goals and compensation practice.

Our current compensation arrangements for several of our executive officers, including our Chief Executive Officer, are significantly below average compensation levels for similar positions at comparable companies. This is principally due to the high level of Company stock ownership held by such persons. As the Company continues to grow, we may need to increase our recruiting of new executives from outside of the Company. This in turn may require us to pay higher compensation closer to or in excess of comparable company averages.

Finally, we believe that creating stockholder value requires not only managerial talent but active participation by all employees. In recognition of this, we try to minimize the number of compensation arrangements that are distinct or exclusive to all of our executive officers. We currently provide base salary, quarterly bonuses and long-term equity incentive compensation to a considerable number of our domestic employees and international employees beyond our executive officers.

Role of Executive Officers in the Compensation Process

See discussion of the role of the executive officers in the compensation process in “Process Overview.”

2007 Executive Officer Compensation Components

For the fiscal year ended June 30, 2007, the principal components of compensation for our executive officers were:

•	Base salary;

•	Quarterly bonus; and

•	Equity-Based Incentive Compensation.

Base Salary. Base salaries for the Company’s executive officers other than the CEO are determined by the Committee based upon recommendations by the CEO, taking into account such factors as salary norms in comparable companies, a subjective assessment of the nature of the position and the contribution and experience of the executive officer.

Quarterly Bonus. The Company’s cash bonus program seeks to motivate executive officers to work effectively to achieve the Company’s financial performance objectives and to reward them when such objectives are met.

Equity-Based Incentive Compensation. Stock options are an important component of the total compensation of executive officers. The Company believes that stock options align the interests of each executive with those of the shareholders. They also provide executive officers a significant, long-term interest in the Company’s success and help retain key executive officers in a competitive market for executive talent. The Company’s 2006 Equity Incentive Plan authorizes the Compensation Committee to grant stock options to executive officers. The number of shares owned by, or subject to options held by, each executive officer is periodically reviewed and additional awards are considered based upon past performance of the executive and the relative holdings of other executive officers in the Company. The option grants generally utilize four-year vesting periods to encourage executive officers to continue contributing to the Company, and they generally expire no later than ten years from the date of grant.

Stock Ownership Guidelines

We currently do not require our directors or executive officers to own a particular amount of our common stock. The Committee is satisfied that stock and option holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders. Our insider trading policy prohibits any of our executive officers, employees or contractors from engaging in any transactions in publicly-traded options, such as puts and calls, and other derivative securities, including any hedging or similar transaction, with respect to our common stock.

Other Benefits

Health and Welfare Benefits

Our executive officers receive the same health and welfare benefits offered to other Supermicro employees including medical, dental, vision, life, accidental death and dismemberment, disability, flexible spending accounts and holiday pay. The same contribution amounts, percentages and plan design provisions are applicable to all employees.

Retirement Program

The executive officers may participate in the same tax-qualified, employee-funded 401(k) plan offered to all other employees at Supermicro. The Company currently has no Supplemental Executive Retirement Plan, or SERP, obligations. Supermicro does not have any defined benefit retirement plans.

Perquisites

We do not provide special benefits or other perquisites to any of our executive officers, with the exception of an automobile allowance provided to our Chief Executive Officer, as detailed in the “Summary Compensation Table.”

Employment Arrangements, Severance and Change of Control Benefits

We have not entered into employment agreements with any of our named executive officers. Mr. Hideshima, Mr. Hsu and Ms. Liang have signed offer letters which provide for at-will employment. The offer letters provide for salary, stock options and right to participate in our employee benefit plans. We do not have any written employment arrangements with Messrs. Liang and Liaw. We do not have any arrangements with any of our executive officers that provide for any severance benefits in the event of termination or change of control.

Tax and Accounting Treatment of Compensation

In our review and establishment of compensation programs and payments, we consider, but do not place great emphasis on, the anticipated accounting and tax treatment of our compensation programs and payments on us and our executive officers. While we may consider accounting and tax treatment, these factors alone are not dispositive. Among other factors that receive greater consideration are the net costs to us and our ability to effectively administer executive compensation in the short and long-term interests of stockholders under a proposed compensation arrangement.

We monitor whether it might be in our best interest to comply with Section 162(m) of the Code, but reserve the right to award future compensation which would not comply with the Section 162(m) requirements for non-deductibility if the Committee concludes that it is in our best interest to do so. We seek to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals and therefore the Committee has not adopted a policy requiring all compensation to be deductible. The Committee will continue to assess the impact of Section 162(m) on its compensation practices and determine what further action, if any, is appropriate.

We account for equity compensation paid to our employees under the rules of Financial Accounting Standard No. 123R (“FAS 123(R)”), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

We intend that our plans, arrangements and agreements will be structured and administered in a manner that complies with the requirements of Section 409A of the Code. Participation in, and compensation paid under our plans, arrangements and agreements may, in certain instances, result in the deferral of compensation that is subject to the requirements of Section 409A. If our plans, arrangements and agreements as administered fail to meet certain requirements under Section 409A, compensation earned thereunder may be subject to immediate taxation and tax penalties.

Summary

The Committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our executive officers’ interests with those of our stockholders. The Committee also believes that the compensation of our executive officers is both appropriate and responsive to the goal of improving stockholder value.

Compensation Committee Report

The Committee is responsible for setting the Company’s compensation principles that serve to guide the design of compensation plans and programs applicable to our executive officers. The Committee charter establishes its duties and responsibilities, and will be reviewed annually by the Committee. A copy of the charter is available on the Company’s website at www.Supermicro.com. The Committee members annually review the performance of the executive officers and establish individual compensation levels for each. The Committee considered market and peer group data, in determining whether the amounts and types of compensation the Company pays its executive officers are appropriate.

The Committee is composed of two independent, non-employee members of the board of directors. The Committee has reviewed all components of compensation for Mr. Liang and the other executive officers of the Company. This currently includes base salary, performance-based incentive compensation and long-term incentive compensation.

The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on this review and these discussions, the Committee recommended to the board of directors that the CD&A be included in this filing.

This report has been furnished by the Compensation Committee.

Bruce Alexander, Chair

Hwei-Ming (Fred) Tsai

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer and to our other most highly compensated executive officers who were the only executive officers whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to us during fiscal year 2007. We refer to these officers as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Charles Liang	2007	$257,188	$21,046	—	—	—	—	$10,750	(5)	$288,984
President, Chief Executive Officer and Chairman of the Board
Howard Hideshima	2007	$226,325	$16,342	—	$154,947	—	—	—		$397,614
Chief Financial Officer
Alex Hsu	2007	$234,733	$16,962	—	—	—	—	—		$251,695
Chief Sales and Marketing Officer
Chiu-Chu (Sara) Liu Liang	2007	$123,683	$8,930	—	—	—	—	—		$132,613
Vice President of Operations, Treasurer and Director
Yih-Shyan (Wally) Liaw	2007	$141,704	$9,548	—	—	—	—	—		$151,252
Vice President, International Sales, Corporate Secretary and Director

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers, as discussed in further detail under the heading “Quarterly Bonus.”

(2)	To date, no stock award has been granted to our named executive officers.

(3)	The amount reported in the Option Awards column represent the dollar amount recognized for financial statement reporting purposes pursuant to FAS 123(R) in our financial statements for option grants made under the 1998 and 2006 Stock Plan, unreduced by estimated service-based forfeitures. Assumptions used in the calculation of this amount is included in Item 8, Financial Statements and Supplementary Data, and Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2007.

(4)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.

(5)	Amount reflects a monthly automobile allowance.

Grants of Plan-Based Awards

The following table provides information concerning options granted during fiscal year 2007 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Charles Liang	—
Howard Hideshima	—
	11/17/06				130,000	(2)	$13.89	$835,900
	4/26/07				32,500	(3)	$10.19	$130,975
Alex Hsu	—
Chiu-Chu (Sara) Liu Liang	—
Yih-Shyan (Wally) Liaw	—

(1)	Represents the fair value of each stock option as of the date it was granted, computed in accordance with FAS 123(R).

(2)	These non-qualified stock options vest at the rate of 25% on May 8, 2007 and 1/16 th per quarter thereafter, such that the shares are fully vested on May 8, 2010.

(3)	These incentive stock options vest at the rate of 25% on April 26, 2008 and 1/16 th per quarter thereafter, such that the shares are fully vested on April 26, 2011.

Outstanding Equity Awards

The following table provides information concerning exercisable and unexercisable stock options held as of June 30, 2007, by each of our named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Charles Liang	350,000	(1)	—		$0.20	12/10/2008
	1,500,000	(2)	—		$0.38	12/10/2008
	1,000,000	(3)	—		$1.25	6/30/2011
	375,000	(4)	225,000		$3.08	12/28/2014
Howard Hideshima	4,799	(5)	14,399		$13.89	11/17/2016
	27,700	(6)	83,102		$13.89	11/17/2016
	—		32,500	(7)	$10.19	4/26/2017
Alex Hsu	43,426	(8)	17,370		$1.93	8/31/2013
	12,988	(9)	25,974		$1.93	8/31/2013
Chiu-Chu (Sara) Liu Liang	320,000	(10)	—		$0.08	12/10/2008
	240,000	(11)	—		$1.25	6/30/2011
	200,000	(12)	—		$1.25	12/23/2012
	24,300	(13)	40,500		$3.50	12/30/2015
Yih-Shyan (Wally) Liaw	150,000	(1)	—		$0.20	12/10/2008
	240,000	(14)	—		$1.25	6/30/2011
	73,125	(15)	16,875		$2.53	3/31/2014

(1)	These non-qualified stock options vest at the rate of 50% on August 20, 1996 and 25% of the remaining shares annually thereafter, such that the shares are fully vested on August 20, 1998.

(2)	These non-qualified stock options vest at the rate of 50% on November 1, 1998 and 25% of the remaining shares annually thereafter, such that the shares are fully vested on November 1, 2000.

(3)	These non-qualified stock options vest at the rate of 25% on November 1, 2001 and 1/16 th per quarter thereafter, such that the shares are fully vested on November 1, 2004.

(4)	These non-qualified stock options vest at the rate of 25% on November 1, 2005 and 1/16 th per quarter thereafter, such that the shares are fully vested on November 1, 2008.

(5)	These incentive stock options vest at the rate of 25% on May 8, 2007 and 1/16 th per quarter thereafter, such that the shares are fully vested on May 8, 2010.

(6)	These non-qualified stock options vest at the rate of 25% on May 8, 2007 and 1/16 th per quarter thereafter, such that the shares are fully vested on May 8, 2010.

(7)	These non-qualified stock options vest at the rate of 25% on April 26, 2008 and 1/16 th per quarter thereafter, such that the shares are fully vested on April 26, 2011.

(8)	These non-qualified stock options vest at the rate of 25% on October 24, 2004 and 1/16 th per quarter thereafter, such that the shares are fully vested on October 24, 2007.

(9)	These incentive stock options vest at the rate of 25% on October 24, 2004 and 1/16 th per quarter thereafter, such that the shares are fully vested on October 24, 2007.

(10)	These non-qualified stock options vest at the rate of 50% on December 11, 1995 and 25% of the remaining shares annually thereafter, such that the shares are fully vested on December 11, 1997.

(11)	These non-qualified stock options vest at the rate of 25% on December 11, 1998 and 1/16 th per quarter thereafter, such that the shares are fully vested on December 11, 2001.

(12)	These non-qualified stock options vest at the rate of 25% on December 11, 2002 and 1/16 th per quarter thereafter, such that the shares are fully vested on December 11, 2005.

(13)	These non-qualified stock options vest at the rate of 25% on December 12, 2006 and 1/16 th per quarter thereafter, such that the shares are fully vested on December 12, 2009.

(14)	These non-qualified stock options vest at the rate of 25% on March 30, 2001 and 1/16 th per quarter thereafter, such that the shares are fully vested on March 30, 2004.

(15)	These incentive stock options vest at the rate of 25% on March 30, 2005 and 1/16 th per quarter thereafter, such that the shares are fully vested on March 30, 2008.

Option Exercises During Fiscal 2007

The following table sets forth certain information concerning option exercises by our named executive officers during fiscal 2007. The Company has not granted any stock awards.

OPTION EXERCISES

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Charles Liang	250,000	$1,810,000
Howard Hideshima	—	—
Alex Hsu	126,992	$771,476
Chiu-Chu (Sara) Liu Liang	—	—
Yih-Shyan (Wally) Liaw	150,000	$1,086,000

(1)	Based on the difference between the market price of our common stock on the date of exercise and the exercise price.

Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at board and committee meetings. Our non-employee directors receive an annual retainer of $40,000, payable quarterly. In addition, the chairperson of our audit committee receives an annual retainer of $25,000, the chairperson of each of our compensation committee and nominating and corporate governance committee receives an annual retainer of $5,000 and each director serving in a non-chairperson capacity on our audit, compensation or nominating and corporate governance committees receives an annual retainer of $2,500 per committee, payable quarterly.

Non-employee directors also are eligible to receive stock options under our 2006 Equity Incentive Plan. The exercise price of stock options to directors is based on the fair market value as determined by our board of directors on the date of grant.

Non-employee directors receive nondiscretionary, automatic grants of nonstatutory stock options under our 2006 Equity Incentive Plan. A non-employee director is automatically granted an initial option to purchase 18,000 shares upon first becoming a member of our board of directors. A non-employee director serving as chairperson of the audit committee receives an initial grant of 12,000 shares. Non-employee directors serving as chairperson of the compensation or nominating and corporate governance committee receive an initial grant of 2,000 shares. Each of these initial options vests and becomes exercisable over four years, with the first 25% of the shares subject to each initial option vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter. Immediately after each of our annual meetings of stockholders, each non-employee director is automatically granted a nonstatutory option to purchase 4,500 shares of our common stock, the audit committee chairperson is granted an annual option to purchase 3,000 shares of our common stock and the chairperson of each of the compensation and nominating and corporate governance committees is granted an annual option to purchase 500 shares of our common stock. These options will vest and become exercisable on the first anniversary of the date of grant or immediately prior to our annual meeting of stockholders, if earlier.

The options granted to non-employee directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and will become fully vested if we are subject to a change of control. Annual grants will be reduced proportionally if the person did not serve in that capacity for the full year after the annual grant.

The following table shows for the fiscal year ended June 30, 2007 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Alexander	$57,083	—	$35,162	—	—	—	$92,245
Hwei-Ming (Fred) Tsai	$45,833	—	$21,976	—	—	—	$67,809
Edward J. Hayes, Jr.	$27,083	—	$6,369	—	—	—	$33,452
Sherman Tuan	$16,667	—	$3,822	—	—	—	$20,489

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2007.

(2)	The dollar amount in this column represents the compensation cost for the fiscal year ended June 30, 2007 of stock option awards granted in fiscal year 2007. These amounts have been calculated in accordance with SFAS No. 123R ignoring the estimates of forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in footnote 9 to our audited financial statements for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K. The options that were issued in fiscal year 2007 to our non-employee directors consist of the following grants:

Name	Date of Grant	Price of Grant	Number of Shares		Full Grant Date Fair Value (4)
Bruce Alexander	11/17/07	$13.89	32,000	(1)	$205,655
	4/26/07	$10.19	8,000	(2)	$32,240
Hwei-Ming (Fred) Tsai	11/17/07	$13.89	20,000	(1)	$128,534
	4/26/07	$10.19	5,000	(2)	$20,150
Edward J. Hayes, Jr.	3/28/07	$8.00	30,000	(3)	$94,200
Sherman Tuan	3/28/07	$8.00	18,000	(3)	$56,520

(1)	These shares vest at the rate of 25% on August 28, 2007 and 1/16 th per quarter thereafter, such that the shares are fully vested on August 28, 2010.

(2)	These shares vest at the rate of 25% on April 26, 2008 and 1/16 th per quarter thereafter, such that the shares are fully vested on April 26, 2011.

(3)	These shares vest at the rate of 25% on February 1, 2008 and 1/16 th per quarter thereafter, such that the shares are fully vested on February 1, 2011.

(4)	The dollar value of the options shown represents the grant date fair value estimated using the Black-Scholes option pricing model to determine grant date fair value, in accordance with the provisions of SFAS 123R. For a discussion of valuation assumptions used in the SFAS 123R calculations, see Note 9 to the Consolidated Financial Statements in the Company’s fiscal year 2007 Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal 2007, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security of Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of November 30, 2007 by:

•	each of the named executive officers;

•	each of our directors; and

•	all directors and executive officers as a group.

We do not know of any person or entity who beneficially owns more than 5% of our outstanding common stock as of November 30, 2007 except for the named executive officers and directors.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock Outstanding (3)
Executive Officers and Directors:
Charles Liang(4)	10,672,400	30.3%
Howard Hideshima(5)	48,748	*
Alex Hsu(6)	283,330	*
Chiu-Chu (Sara) Liang(7)	10,672,400	30.3%
Yih-Shyan (Wally) Liaw(8)	3,641,375	11.4%
Bruce Alexander(9)	10,000	*
Hwei-Ming (Fred) Tsai(10)	456,250	1.5%
Edward J. Hayes, Jr.	—	—
Sherman Tuan	—	—
All directors and executive officers as a group (9 persons)(11)	15,112,103	41.8%

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws applicable and to the information contained in the footnotes to this table.

(2)	Under the SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.

(3)	Calculated on the basis of 31,172,605 shares of Common Stock outstanding as of November 30, 2007, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after November 30, 2007 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.

(4)	Includes 3,300,000 shares issuable upon the exercise of options exercisable within 60 days after November 30, 2007, 600,000 shares held by CL Grantor Retained Trust and 600,000 shares held by CL2 Grantor Retained Trust. Ms. Chiu-Chu (Sara) Liang is the trustee of both trusts. Also includes 480,000 shares held by Ms. Liang, Mr. Charles Liang’s spouse, and 792,400 shares issuable upon the exercise of options held by Ms. Liang and exercisable within 60 days after November 30, 2007. See footnote 7.

(5)	Includes 48,748 shares issuable upon the exercise of options exercisable within 60 days after November 30, 2007.

(6)	Includes 60,796 shares issuable upon the exercise of options exercisable within 60 days after November 30, 2007.

(7)	Includes 792,400 shares issuable upon the exercise of options exercisable within 60 days after November 30, 2007. Also includes 4,900,000 shares held by Mr. Liang, Ms. Sara Liang’s spouse, and 3,300,000 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after November 30, 2007. See footnote 4.

(8)	Includes 474,375 shares issuable upon the exercise of options exercisable within 60 days after November 30, 2007. 600,000 shares held by SML Grantor Retained Trust, for which Mrs. Shyu S. (May) Liaw serves as a trustee, 600,000 shares held by YSL Grantor Retained Trust, for which Mr. Yih-Shyan (Wally) Liaw serves as trustee, 1,760,000 shares held by Liaw Family Trust, for which Mr. and Mrs. Liaw serve as trustees, and 207,000 shares issuable upon the exercise of options granted to Mrs. Liaw, Mr. Liaw’s spouse, exercisable within 60 days after November 30, 2007.

(9)	Includes 10,000 shares issuable upon the exercise of options exercisable within 60 days after November 30, 2007.

(10)	Includes 106,250 shares issuable upon the exercise of options exercisable within 60 days after November 30, 2007.

(11)	Includes 4,999,569 shares issuable upon the exercise of options exercisable within 60 days after November 30, 2007.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any options under the 1998 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2007:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	14,350,061	$2.61	3,774,360	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	14,350,061	$2.61	3,774,360

(1)	The shares that are reserved for issuance under the 2006 Equity Incentive Plan are subject to automatic increase on July 1 of each year through 2016 by a number of shares equal to the smaller of (a) 3% of our outstanding shares as of the close of business on the immediately preceding June 30 or (b) a lesser amount determined by the board of directors.

Item 13.	Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Procedures for Approval of Related Person Transactions

Pursuant to our Audit Committee charter, the Audit Committee has the responsibility for the review and approval of any related person transactions. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee shall approve only those agreements that, in light of known circumstances are not inconsistent with our best interests, as our Audit Committee determines in the good faith exercise of its discretion. In addition, we annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions as such term is defined by SEC rules and regulations. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Transactions with Related Parties, Promoters and Certain Control Persons

Director and Officer Indemnification

We have entered into agreements to indemnify our directors and executive officers to the fullest extent permitted under Delaware law. In addition, our certificate of incorporation contains provisions limiting the liability of our directors and our bylaws contain provisions requiring us to indemnify our officers and directors.

Stock Option Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option grants to our directors and named executive officers in fiscal 2007.

Director Independence

The board affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in applicable Nasdaq listing standards. The Company’s director independence standards are set forth in the Company’s “Corporate Governance Guidelines” available at the website noted above.

Based on these standards, the board determined that, other than Charles Liang, Chiu-Chu (Sara) Liu Liang and Yih-Shyan (Wally) Liaw, each of the members of the board is an independent director under the Nasdaq rules.

Transactions with Ablecom Technology Inc.

Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of our major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.6% of our common stock. Charles Liang served as a Director of Ablecom during our fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, each of whom is our officer and director, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, our officer and director, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 46.3% of Ablecom at June 30, 2007.

We have product design and manufacturing services agreements and a distribution agreement with Ablecom.

Under the product design and manufacturing services agreements, we outsource a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to our specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the these agreements, we commit to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, to cover the cost of the tools, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased.

Under the distribution agreement, Ablecom purchases from us server products for distribution in Taiwan. The pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements we have with similar, third party distributors.

Ablecom’s net sales to us and its net sales of our products to others comprise a substantial majority of Ablecom’s net sales. We purchased products from Ablecom totaling approximately $95,673,000 and sold products to Ablecom totaling approximately $7,320,000 for the fiscal years ended June 30, 2007.

The amount owed to us by Ablecom as of June 30, 2007 was approximately $853,000. Amount owed to Ablecom by us as of June 30, 2007 was approximately $26,094,000. For the years ended June 30, 2007, we received $89,000 from Ablecom for penalty charges, and paid approximately $412,000 in miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

Our exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to us. Outstanding purchase orders with Ablecom were $2.2 million at June 30, 2007, representing the maximum exposure to loss relating to (a) above. We do not have any direct or indirect guarantees of losses, if any, of Ablecom.

Transactions with Tatung Company

Tatung Company is a significant contract manufacturer for us and owns less than 10% of our common stock. We have a product manufacturing agreement with Tatung. Under the product manufacturing agreement, we outsource a significant portion of its design and manufacturing of components such as motherboards to Tatung. Tatung agrees to design products according to our specifications.

We purchased contract manufacturing services and products from Tatung totaling approximately $23,312,000 and sold products to Tatung totaling approximately $5,739,000 for the fiscal year ended June 30, 2007. The amount owed to us by Tatung as of June 30, 2007 was approximately $886,000. The amount owed to Tatung by us as of June 30, 2007 was approximately $5,616,000.

Item 14.	Principal Accounting Fees and Services

The Audit Committee has appointed Deloitte & Touche as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to the Company by our independent registered public accounting firm, Deloitte & Touche, and fees paid to Deloitte & Touche for services in the fee categories indicated below during the fiscal years ended June 30, 2006 and 2007. Since its inception, the Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte & Touche, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte & Touche’s independence, and has pre-approved 100% of the services described below.

	Fiscal Year Ended 6/30/06	Fiscal Year Ended 6/30/07
Audit Fees(1)	$362,000	$444,000
Audit-Related Fees(2)	—	1,313,000
Tax Services Fees	—	—
All Other Fees	—	—

Total	$362,000	$1,757,000

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of the Company’s 2006 and 2007 consolidated financial statements and review of interim information for the fiscal year 2007.

(2)	Audit-related fees consist of the aggregate fees billed for SEC registration statements, including fees related to the Company’s initial public offering of common stock, and fees for assurance and related services incurred in the performance of the audit or review of the Company’s consolidated financial statements and not reported as audit fees.

Pre-Approval Policies

The Audit Committee’s policy on approval of services performed by the independent registered public accounting firm is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

(1) and (2) No financial statements or schedules are filed with this report on Form 10-K/A. These items were included as part of the original filing of the Form 10-K on August 28, 2007.

(b) Exhibits Required

The exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 15 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K in the attached Exhibit Index and are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date: December 17, 2007	/S/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

* Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 17, 2007

* Howard Hideshima	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2007

* Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer and Director	December 17, 2007

* Yih-Shyan (Wally) Liaw	Vice President of International Sales, Secretary and Director	December 17, 2007

* Bruce Alexander	Director	December 17, 2007

* Hwei-Ming (Fred) Tsai	Director	December 17, 2007

* Edward J. Hayes, Jr	Director	December 17, 2007

Sherman Tuan	Director

/S/ HOWARD HIDESHIMA Howard Hideshima *Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)

3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)

4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)

10.1	1998 Stock Option Plan, as amended(1)

10.2	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)

10.3	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)

10.4	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)

10.5	2006 Equity Incentive Plan(1)

10.6	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.7	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.8	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.9	Form of directors’ and officers’ Indemnity Agreement(1)

10.10	Promissory Note dated as of March 22, 2001, issued by Super Micro Computer, Inc. to Bank of America, N.A.(1)

10.11	Standing Loan Agreement dated March 22, 2001, by and between Super Micro Computer, Inc. and Bank of America, N.A.(1)

10.12	Product Manufacturing Agreement dated as of April 16, 2004 by and between Super Micro Compute, Inc. and Tatung Company(1)

10.13	Promissory Note dated as of April 22, 2004, issued by Super Micro Computer, Inc. to Wachovia Commercial Mortgage, Inc.(1)

10.14	Business Loan Agreement dated as of April 22, 2004, by and between Super Micro Computer, Inc. and Wachovia Commercial Mortgage, Inc.(1)

10.15	Promissory Note dated September 28, 2005, issued by Super Micro Computer, Inc. to Citibank (West), FSB(1)

10.16	Business Loan Agreement dated as of September 28, 2005, by and between Super Micro Computer, Inc. and Citibank (West), FSB(1)

10.17	Business Loan Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.18	Promissory Note dated November 1, 2005, issued by Super Micro Computer, Inc. to Far East National Bank(1)

10.19	Commercial Security Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.20	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)

10.21	Offer Letter for Alex Hsu(1)

10.22	Offer Letter for Howard Hideshima(1)

10.23	Director Compensation Policy(1)

Exhibit Number	Description

10.24	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)

10.25	First Amendment to Product Manufacturing Agreement between Super Micro Computer, Inc. and Tatung Company dated as of March 7, 2007(1)

10.26	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)

10.27	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)

10.28	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)

10.29	Agreement of Purchase and Sale(3)

14.1	Code of Ethics for All of the Company’s Directors, Officers and Employees(5)

21.1	Subsidiaries of Super Micro Computer, Inc.(1)

23.1	Consent of Deloitte and Touche LLP, independent registered public accounting firm(5)

24.1	Power of Attorney(5)

31.1*	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2*	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2007.

(3)	Incorporated by reference to Exhibit 10.1 from the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2007.

(4)	The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(5)	Previously filed as an exhibit to, or part of, the Registrant’s Form 10-K report filed with the SEC on August 28, 2007.

*	Filed herewith.