Form 10-Q
period 2007-12-31
Super Micro Computer, Inc.
filed 2008-02-14
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at February 5, 2008
Common Stock, $.001 par value per share	31,435,411 shares

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$45,400	$50,864
Short-term investments	19,331	15,055
Accounts receivable, net of allowances of $1,061 and $770 at December 31, 2007 and June 30, 2007, respectively (including amounts receivable from a related party of $358 and $853 at December 31, 2007 and June 30, 2007, respectively)	45,774	33,426
Inventories, net	92,665	66,772
Deferred income taxes - current	7,273	5,630
Prepaid expenses and other current assets	2,055	1,759

Total current assets	212,498	173,506
Property, plant and equipment, net	44,398	31,089
Deferred income taxes-noncurrent	992	624
Other assets	273	364

Total assets	$258,161	$205,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $36,743 and $26,094 at December 31, 2007 and June 30, 2007, respectively)	$94,614	$61,453
Accrued liabilities	13,015	14,074
Income tax payable	1,191	1,489
Advances from receivable financing arrangements	896	982
Current portion of capital lease obligations	69	118
Current portion of long-term debt	290	304

Total current liabilities	110,075	78,420
Long-term capital lease obligations-net of current portion	18	40
Long-term debt-net of current portion	10,158	11,251
Other long-term liabilities	3,933	—

Total liabilities	124,184	89,711

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000; Issued and outstanding shares: 31,234,817 and 30,205,264 at December 31, 2007 and June 30, 2007, respectively	63,345	58,239
Deferred stock-based compensation	(1,059)	(1,500)
Retained earnings	71,691	59,133

Total stockholders’ equity	133,977	115,872

Total liabilities and stockholders’ equity	$258,161	$205,583

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales (including related party sales of $1,480 and $2,470 in the three months ended December 31, 2007 and 2006, respectively, and $3,599 and $4,271 in the six months ended December 31, 2007 and 2006, respectively)	$136,933	$113,602	$254,882	$203,789
Cost of sales (including related party purchases of $30,756 and $15,602 in the three months ended December 31, 2007 and 2006, respectively, and $52,864 and $39,992 in the six months ended December 31, 2007 and 2006, respectively)	109,678	94,587	204,582	166,789

Gross profit	27,255	19,015	50,300	37,000

Operating expenses:
Research and development	6,987	5,557	13,693	10,494
Sales and marketing	4,560	3,126	8,289	5,483
General and administrative	3,472	2,908	6,896	5,511
Reversal of litigation loss	—	—	—	(120)

Total operating expenses	15,019	11,591	28,878	21,368

Income from operations	12,236	7,424	21,422	15,632
Interest income	454	67	992	121
Interest expense	(248)	(344)	(500)	(671)

Income before income tax provision	12,442	7,147	21,914	15,082
Income tax provision	4,702	2,189	8,367	5,315

Net income	$7,740	$4,958	$13,547	$9,767

Net income per share:
Basic	$0.25	$0.22	$0.44	$0.44
Diluted	$0.20	$0.15	$0.35	$0.30
Shares used in per share calculation:
Basic	30,817,552	22,212,156	30,556,084	22,201,438
Diluted	38,741,151	32,390,310	38,683,142	32,340,044

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$13,547	$9,767
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,137	747
Stock-based compensation expense	1,808	990
Allowance for doubtful accounts	196	150
Allowance for sales returns	2,631	2,328
Loss on disposal of property, plant and equipment	—	2
Deferred income taxes	(2,011)	(44)
Excess tax benefits from stock-based compensation	(2,418)	(67)
Gain on short-term investments	(418)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(495) and $509 during the six months ended December 31, 2007 and 2006, respectively)	(15,175)	(11,385)
Inventories, net	(25,893)	(17,052)
Prepaid expenses and other current assets	(259)	(2,227)
Other assets	89	—
Accounts payable (including increases in related party balances of $10,649 and $4,196 during the six months ended December 31, 2007 and 2006, respectively)	31,275	24,073
Income tax payable	2,121	1,051
Accrued litigation loss	—	(575)
Accrued liabilities	(1,039)	2,035
Other long-term liabilities	2,944	—

Net cash provided by operating activities	8,535	9,792

INVESTING ACTIVITIES:
Proceeds from short-term investments	17,480	—
Purchases of short-term investments	(21,375)	—
Purchases of property, plant and equipment	(12,550)	(1,884)
Other assets	(4)	9

Net cash used in investing activities	(16,449)	(1,875)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1,107)	(299)
Proceeds from exercise of stock options	1,320	77
Excess tax benefits from stock-based compensation	2,418	67
Payment of obligations under capital leases	(75)	(86)
Advances under receivable financing arrangements	(86)	146
Payment of offering costs	(20)	(2,699)

Net cash provided by (used in) financing activities	2,450	(2,794)

Net increase (decrease) in cash and cash equivalents	(5,464)	5,123
Cash and cash equivalents at beginning of period	50, 864	16,509

Cash and cash equivalents at end of period	$45,400	$21,632

Supplemental disclosure of cash flow information:
Cash paid for interest	$500	$671
Cash paid for taxes	$5,054	$4,307
Non-cash investing and financing activities:
Equipment purchased under capital leases	$4	$109
Reversal of deferred stock-based compensation for cancellation of stock options	$21	$106
Accrued costs for property, plant and equipment purchases	$1,886	$459
Accrued offering costs	$20	$400

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2008.

Principles of Consolidation

The condensed consolidated financial statements reflect the operations of Super Micro and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Note 2. Recently Issued Accounting Standards

EITF 07-3

In June 2007, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). The EITF requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects that EITF No. 07-3 will have on the Company’s consolidated financial position, results of operations or cash flows.

Note 3. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increased on July 1, 2007 and will increase on each subsequent anniversary through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company on January 8, 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the six months ended December 31, 2007, the Company granted 726,226 options under the 2006 Plan. At December 31, 2007, 3,993,308 shares of common stock are available for the future grant of stock options.

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

The fair value of stock option grants for the three and six months ended December 31, 2007 and 2006 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Risk-free interest rate	3.96%	4.60%	3.96% -4.58%	4.60%
Expected life	4.32 years	4.38 years	4.32 years	4.38 years
Dividend yield	0%	0%	0%	0%
Volatility	43.03%	50.51%	43.03% - 45.41%	50.51%
Estimated forfeitures	3.30%-15.16%	10%	3.30%-15.16%	10%
Weighted-average fair value	$4.03	$3.22	$3.90 - $4.03	$3.22

The total intrinsic value of options exercised was $6,638,000 and $7,913,000 for the three and six months ended December 31, 2007, respectively, and $266,000 and $536,000 for the three and six months ended December 31, 2006, respectively. The fair value of options accounted for in accordance with SFAS No. 123(R) and vested was $735,000 and $1,390,000 for the three and six months ended December 31, 2007, respectively, and $492,000 for both the three and six months ended December 31, 2006, respectively. As of December 31, 2007, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $7,811,000, which will be recognized over a weighted-average remaining vesting period of approximately 4.0 years.

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2007 and 2006 (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Cost of sales	$118	$68	$230	$84
Research and development	406	361	755	481
Sales and marketing	148	136	292	189
General and administrative	266	167	531	236

Stock-based compensation expense before taxes	938	732	1,808	990
Income tax benefit	(120)	(357)	(168)	(151)

Stock-based compensation expense, net	$818	$375	$1,640	$839

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. The Company realized excess tax benefits of approximately $2,418,000 and $67,000 for the six months ended December 31, 2007 and 2006, respectively.

Stock Option Activity

The following table summaries stock option activity during the six months ended December 31, 2007 under all stock option plans (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2007	14,350,061	$2.61
Granted	726,226	$9.56
Exercised	(1,029,553)	$1.28
Forfeited or cancelled	(89,148)	$8.98

Outstanding at December 31, 2007	13,957,586	$3.03	4.67	$72,340
Exercisable at December 31, 2007	11,376,992	$1.79	3.73	$69,262

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Numerator:
Net income	$7,740	$4,958	$13,547	$9,767
Denominator:
Basic weighted-average number of common shares outstanding	30,818	22,212	30,556	22,201
Dilutive common stock options	7,923	10,178	8,127	10,139

Diluted weighted-average number of common shares outstanding	38,741	32,390	38,683	32,340

Basic net income per share	$0.25	$0.22	$0.44	$0.44
Diluted net income per share	$0.20	$0.15	$0.35	$0.30

For the three and six months ended December 31, 2007 and 2006, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such outstanding stock options were 2,416,000 and 2,247,000 for the three and six months ended December 31, 2007, respectively, and 250,000 and 142,000 for the three and six months ended December 31, 2006, respectively.

Note 5. Balance Sheet Components (in thousands)

Short-term Investments:

Short-term investments consist of certificate of deposits with maturities of more than three months but less than a year and auction rate securities. The certificates of deposits are carried at amortized cost which approximates fair value. The Company classifies the auction rate securities with a contractual maturities in excess of ten years as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Even though the stated maturity dates of these auction rate securities may be one year or more beyond the balance sheet date, the Company has classified all auction rate securities as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital—Current Assets and Current Liabilities, as they are reasonably expected to be realized in cash or sold during the normal operating cycle of the Company. Auction rate securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of other comprehensive income. There are no unrealized gains or losses in relation to auction rate securities as of December 31, 2007 and June 30, 2007 because of the frequent interest rate resetting nature of auction rate securities.

Inventories:

	December 31, 2007	June 30, 2007
Finished goods	$59,848	$44,804
Work in process	1,751	441
Purchased parts and raw materials	31,066	21,527

Total inventories, net	$92,665	$66,772

The Company recorded write-downs of excess and obsolete inventory totaling $2,422,000 and $4,510,000 in the three and six months ended December 31, 2007, respectively, and $433,000 and $1,167,000 in the three and six months ended December 31, 2006, respectively.

Property, Plant and Equipment:

	December 31, 2007	June 30, 2007
Land	$21,619	$13,859
Buildings	16,708	13,162
Building and leasehold improvements	3,026	2,947
Machinery and equipment	6,665	4,062
Furniture and fixtures	1,607	1,390
Purchased software	1,172	941

	50,797	36,361
Accumulated depreciation	(6,399)	(5,272)

Property, plant and equipment, net	$44,398	$31,089

On October 16, 2007, the Company purchased land and a building at 880 Fox Lane in San Jose, California to support the Company’s growth. The costs of land and building were $7,761,000 and $3,546,000 as of December 31, 2007, respectively, and accumulated amortization was $0 and $15,000, respectively.

The costs of assets under capital leases were $282,000 and $294,000 as of December 31, 2007 and June 30, 2007, respectively, and accumulated amortization was $80,000 and $57,000, respectively.

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Balance, beginning of period	$2,274	$1,367	$2,243	$1,462
Provision for warranty	1,274	1,329	2,443	1,802
Costs charged to accrual	(1,277)	(970)	(2,415)	(1,538)

Balance, end of period	$2,271	$1,726	$2,271	$1,726

Note 6. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. Such sales transactions totaled approximately $5,779,000 and $10,823,000 for the three and six months ended December 31, 2007, respectively, and $3,373,000 and $6,367,000 for the three and six months ended December 31, 2006, respectively. At December 31, 2007 and June 30, 2007, approximately $896,000 and $982,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. As of December 31, 2007 these financing arrangements bore interest at rates ranging from 12.00% to 21.48% and 13.65% to 21.48% per annum, respectively, depending on the customers’ credit ratings.

Note 7. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	December 31, 2007	June 30, 2007
Building loans	$10,448	$10,585
Small Business Administration loan	—	970
Capital leases (Note 10)	87	158

Total	10,535	11,713
Current portion, long-term debt and capital lease obligations	(359)	(422)

Long-term portion, long-term debt and capital lease obligations	$10,176	$11,291

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of December 31, 2007 and June 30, 2007, the total outstanding borrowings were $3,953,000 and $3,990,000, respectively, with interest at 7.23% per annum through July 2012 and then it is adjusted every five years to equal the index of 5-Year Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum.

In September 2005, the Company obtained two loans totaling $7,920,000 from a bank to purchase a building in San Jose, California. Both loans are secured by the property purchased and the assignment of all rent on the property purchased. The first loan of $6,930,000 is repayable in equal monthly installments through September 2010. As of December 31, 2007 and June 30, 2007, the total outstanding borrowings were $6,495,000 and $6,595,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year Treasury Notes plus 1.65% per annum. The second loan of $990,000 was paid off using a Small Business Administration loan of $1,019,000 on November 16, 2005. The second loan is secured by the property purchased and guaranteed by two officers/shareholders of the Company. In October 2007, the Company paid off the loan for $1,011,000 including a pre-payment penalty of $46,000.

As of December 31, 2007, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,128,000 and $16,508,000, respectively. As of June 30, 2007, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $29,797,000 and $27,756,000, respectively.

As of December 31, 2007, the Company had an unused revolving line of credit totaling $5,000,000 that matures on November 1, 2008 and the interest rate on this credit line is equal to the lender’s established prime rate of 7.50% per annum at December 31, 2007.

Note 8. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.6% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also a director and officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family matters own approximately 46.3% of Ablecom at December 31, 2007.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company purchased tooling assets for $1,438,000 and engineering services for $708,000 from Ablecom during the six months ended December 31, 2007.

Under the distribution agreement, Ablecom purchases from the Company server products for distribution in Taiwan. The pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $30,756,000 and $52,864,000 and sold products to Ablecom totaling approximately $1,480,000 and $3,599,000 for the three and six months ended December 31, 2007, respectively. The Company purchased products from Ablecom totaling approximately $15,602,000 and $39,992,000 and sold products to Ablecom totaling approximately $2,470,000 and $4,271,000 for the three and six months ended December 31, 2006, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2007 and June 30, 2007, were approximately $358,000 and $853,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2007 and June 30, 2007, were approximately $36,743,000 and $26,094,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 45 and 170 days of invoice. For the three and six months ended December 31, 2007, the Company received $0 and $70,000, respectively, from Ablecom for penalty charges, and paid approximately $204,000 and $2,515,000, respectively, in tooling and other miscellaneous costs to Ablecom. For the three and six months ended December 31, 2006, the Company received $0 and $49,000, respectively, from Ablecom for penalty charges, and paid approximately $59,000 and $281,000, respectively, in tooling and other miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products (b) impairment of the tooling cost and (c) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $10.9 million and $2.2 million at December 31, 2007 and June 30, 2007, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses, if any, of Ablecom.

Tatung — Tatung was a significant contract manufacturer for the Company and owns approximately 1.9% of the Company’s common stock at December 31, 2007.

The Company had a product manufacturing agreement (“product manufacturing agreement”) with Tatung but terminated such product manufacturing agreement in the quarter ended December 31, 2007.

The Company purchased contract manufacturing services and products from Tatung totaling approximately $1,167,000 and $6,085,000 and sold products to Tatung totaling approximately $62,000 and $2,887,000 for the three and six months ended December 31, 2007, respectively. The Company purchased contract manufacturing services and products from Tatung totaling approximately $6,341,000 and $12,691,000 and sold products to Tatung totaling approximately $2,213,000 and $2,373,000 for the three and six months ended December 31, 2006, respectively. The amounts owed to the Company by Tatung as of December 31, 2007 and June 30, 2007, were approximately $2,000 and $886,000, respectively. The amounts owed to Tatung by the Company as of December 31, 2007 and June 30, 2007, were approximately $878,000 and $5,616,000, respectively. Historically, the Company has paid Tatung the majority of invoiced dollars between 50 and 90 days of invoice. For the three and six months ended December 31, 2007 and 2006, the Company received no penalty charges from Tatung.

Note 9. Income Taxes

The Company recorded provisions for income taxes of $4,702,000 and $8,367,000 for the three and six months ended December 31, 2007, respectively, and $2,189,000 and $5,315,000 for the three and six months ended December 31, 2006, respectively. The effective tax rate for the three and six months ended December 31, 2007 differs from the federal and state statutory rate primarily due to tax exempt interest income, research and development credits, domestic production deduction and certain stock compensation expenses for which deferred tax assets cannot be recorded in accordance with SFAS 123(R). The effective tax rate for the three and six months ended December 31, 2006 differs from the federal and state net statutory income tax rates primarily due to research and development credits, foreign sales corporation tax benefits and domestic production activities deduction.

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased the liability for net unrecognized tax benefits by $989,000, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $989,000. The total amount of gross unrecognized tax benefits as of the date of adoption was $3,861,000. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, $3,604,000 of the unrecognized tax benefits were reclassified to long-term FIN 48 liabilities (included in “other long-term liabilities” in the consolidated balance sheet) and $257,000 of the unrecognized tax benefits were reclassified to current FIN 48 liabilities. Of the $3,861,000 total unrecognized tax benefits, $3,465,000 would affect the effective tax rate if realized, and $396,000 would affect the Company’s deferred tax assets if realized.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued $377,000 for the payment of interest and penalties relating to unrecognized tax benefits.

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

International net sales are based on the country to which the products were shipped. The following is a summary for the three and six months ended December 31, 2007 and 2006, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales:
United States	$85,025	$65,786	$157,760	$119,267
United Kingdom	6,198	5,092	12,254	10,175
Germany	7,872	8,655	13,519	14,761
Rest of Europe	18,998	13,561	32,771	23,303
Asia	16,037	17,325	32,937	30,774
Other	2,803	3,183	5,641	5,509

	$136,933	$113,602	$254,882	$203,789

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$57,994	42.4%	$40,161	35.4%	$103,581	40.6%	$71,928	35.3%
Serverboards and other components	78,939	57.6%	73,441	64.6%	151,301	59.4%	131,861	64.7%

Total	$136,933	100.0%	$113,602	100.0%	$254,882	100.0%	$203,789	100.0%

Serverboards and other components are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of components done by the Company.

Note 12. Subsequent Event

Short-term Investments – subsequent to December 31, 2007, the Company experienced failed auctions with respect to $0.8 million of the total $19.3 million of auction rate securities held by the Company. At this time, these short-term investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal, unless a future auction on these short-term investments is successful. There can be no assurances that these investments will be settled in the short term or that they have not become other-than-temporarily impaired subsequent to December 31, 2007, as the market for these investments is presently uncertain. In any event, the Company does not have a present need to access these funds for operational purposes. The Company will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow the Company to liquidate them. The Company may be required to record impairment charges in periods subsequent to December 31, 2007 with respect to these securities and, if a liquid market does not develop for these investments, the Company could be required to hold them to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described under “Risk Factors” below and in other parts of this Form 10-Q. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $58.0 million and $103.6 million for the three and six months ended December 31, 2007, respectively, and $40.2 million and $71.9 million for the three and six months ended December 31, 2006, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $136.9 million and $254.9 million for the three and six months ended December 31, 2007, respectively, and $113.6 million and $203.8 million for the three and six months ended December 31, 2006, respectively. Our net income was $7.7 million and $13.5 million for the three and six months ended December 31, 2007, respectively, and $5.0 million and $9.8 million for the three and six months ended December 31, 2006, respectively.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 60.9% of our net sales from products sold to distributors, and 39.1% from sales to OEMs and to end customers for both the three and six months ended December 31, 2007. For the three and six months ended December 31, 2006, we derived approximately 65.1% and 67.1%, respectively, of our net sales from products sold to distributors, and we derived approximately 34.9% and 32.9%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in the three and six months ended December 31, 2007 and 2006. We derived approximately 62.1% and 61.9% of our net sales from customers in the United States for the three and six months ended December 31, 2007, respectively, and approximately 57.9% and 58.5% of our net sales from customers in the United States for the three and six months ended December 31, 2006, respectively. We derived approximately 37.9% and 38.1% of our net sales from customers outside the United States for the three and six months ended December 31, 2007, respectively, and approximately 42.1% and 41.5% of our net sales from customers outside the United States for the three and six months ended December 31, 2006, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 5.2% and 5.3% of our net sales for the three and six months ended December 31, 2007, respectively, compare to approximately 4.8% and 5.2% of our net sales for the three and six months ended December 31, 2006, respectively.

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

One of our key suppliers is Ablecom, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2007, our purchases from Ablecom represented approximately 28.0% and 25.8% of our cost of sales, respectively, compared to approximately 16.5% and 24.0% of our cost of sales for the three and six months ended December 31, 2006, respectively. The increase in percentage of cost of sales was primarily due to our growth in the sales of server systems. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We plan to expand our warehousing capacity and our manufacturing relationship with Ablecom in China in an effort to reduce our product costs. Ablecom is expanding operations from Taiwan to a larger facility in China. In addition to providing a larger volume of contract manufacturing services for us, Ablecom will warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales in excess of what we might have obtained absent our relationship with Ablecom.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products ). Credits that we issued pursuant to these provisions were $64,000 and $128,000 for the three and six months ended December 31, 2007, respectively and $43,000 and $85,000 for the three and six months ended December 31, 2006, respectively. We do not commit to future price reductions with any of our customers.

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

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 9 for the impact of FIN 48 on our condensed consolidated financial statements.

Stock-based compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment , using the prospective transition method, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Prior to July 1, 2006, we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted with exercise prices less than the fair value of the underlying common stock at the option grant date. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal 2007. We recorded stock-based compensation expense of $0.9 million and $1.8 million for the three and six months ended December 31, 2007, respectively, and $0.7 million and $1.0 million for the three and six months ended December 31, 2006, respectively.

As of December 31, 2007, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $7.8 million, which is expected to be recognized as an expense over a weighted-average remaining period of approximately 4.0 years.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.1	83.3	80.3	81.8

Gross profit	19.9	16.7	19.7	18.2

Operating expenses:
Research and development	5.2	4.8	5.3	5.2
Sales and marketing	3.3	2.8	3.3	2.7
General and administrative	2.5	2.6	2.7	2.7
Provision for litigation loss	0.0	0.0	0.0	(0.1)

Total operating expenses	11.0	10.2	11.3	10.5

Income from operations	8.9	6.5	8.4	7.7
Interest income	0.4	0.1	0.4	0.1
Interest expense	(0.2)	(0.3)	(0.2)	(0.4)

Income before income tax provision	9.1	6.3	8.6	7.4
Income tax provision	3.4	1.9	3.3	2.6

Net income	5.7%	4.4%	5.3%	4.8%

Comparison of Three Months Ended December 31, 2007 and 2006

Net sales. Net sales increased by $23.3 million, or 20.5%, to $136.9 million from $113.6 million, for the three months ended December 31, 2007 and 2006, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the three months ended December 31, 2007, the approximate number of units sold increased 20.0% to 0.6 million compared to 0.5 million for the three months ended December 31, 2006. Growth in unit volumes was primarily due to the growth of X7 and PD series motherboards and an increase in sales of chassis and accessories such as memory and disk drives offset in part by lower sales of X6 motherboards. For the three months ended December 31, 2007, the approximate number of server system units sold increased 29.4% to 44,000 compared to 34,000 for the three months ended December 31, 2006. The average selling price of server system units increased 8.3% to approximately $1,300 in the three months ended December 31, 2007 compared to approximately $1,200 in the three months ended December 31, 2006. Growth in the average selling prices of our server systems was principally driven by an increase in sales of servers to OEMs and end customers and our 5000 Series of server systems, offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $17.8 million or 44.4% from the three months ended December 31, 2006 to the three months ended December 31, 2007, primarily due to increases in shipments of servers to OEMs and end customers. Sales of server systems represented 42.4% of our net sales for the three months ended December 31, 2007 as compared to 35.4% of our net sales for the three ended December 31, 2006. For the three months ended December 31, 2007 and 2006, we derived approximately 60.9% and 65.1%, respectively, of our net sales from products sold to distributors and we derived approximately 39.1% and 34.9%, respectively, from sales to OEMs and to end customers. For the three months ended December 31, 2007, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 62.1%, 11.7%, 5.7% and 18.4%, of our net sales, respectively, as compared to 57.9%, 15.3%, 7.6% and 16.4%, respectively, for the three months ended December 31, 2006.

Cost of sales. Cost of sales increased by $15.1 million, or 16.0%, to $109.7 million from $94.6 million, for the three months ended December 31, 2007 and 2006, respectively. Cost of sales as a percentage of net sales was 80.1% and 83.3% for the three months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and higher inventory write down of $2.0 million. The lower cost of sales as a percentage of net sales was primarily due to higher revenue mix of server systems and newer products. In the three months ended December 31, 2007, we recorded a $2.4 million expense, or 1.8% of net sales, related to the write down of excess and obsolete inventory as compared to $0.4 million, or 0.4% of net sales, in the three months ended December 31, 2006. The increase in the inventory write down was primarily for the Company’s older products.

Research and development expenses. Research and development expenses increased by $1.4 million, or 25.7%, to $7.0 million from $5.6 million for the three months ended December 31, 2007 and 2006, respectively. Research and development expenses were 5.2% and 4.8% of net sales for the three months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase of $1.6 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense .

Research and development expenses include stock-based compensation expense of $406,000 and $361,000 for the three months ended December 31, 2007 and 2006, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.4 million, or 45.9%, to $4.6 million from $3.1 million, for the three months ended December 31, 2007 and 2006, respectively. Sales and marketing expenses were 3.3% and 2.8% of net sales for the three months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars and percentage of net sales was primarily due to an increase of $0.9 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense and an increase of $0.2 million in advertising and promotion expenses.

Sales and marketing expenses include stock-based compensation expense of $148,000 and $136,000 for the three months ended December 31, 2007 and 2006, respectively.

General and administrative expenses. General and administrative expenses increased by $0.6 million, or 19.4%, to $3.5 million from $2.9 million, for the three months ended December 31, 2007 and 2006, respectively. General and administrative expenses were 2.5% and 2.6% of net sales for the three months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase of $0.4 million in compensation and benefits, including higher stock-based compensation expense, an increase of $0.4 million in professional fees to support being a public company and $0.2 million for accrued claims offset in part by a decrease of $0.6 million in legal expenses primarily associated with our defense of certain litigation matters.

General and administrative expenses include stock-based compensation expense of $266,000 and $167,000 for the three months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to the growth in general and administrative personnel.

Interest and other expense, net. Interest and other expense, decreased by $0.5 million, or 174.4%, to $(0.2) million from $0.3 million, for the three months ended December 31, 2007 compare to same period in 2006, respectively, of which $0.2 million and $0.3 million was interest expenses for the three months ended December 31, 2007 and 2006, respectively. The net decrease was due to higher interest income of $0.4 million from higher cash and cash equivalent and short-term investment balances primarily as a result of our initial public offering. We expect interest expenses will decrease in the future as we intend to repay our outstanding building loans in fiscal year 2008.

Provision for income taxes. Provision for income taxes increased by $0.3 million, or 114.8%, to $4.7 million from $2.2 million, for the three months ended December 31, 2007 and 2006, respectively. The effective tax rate was 37.8% and 30.6% for the three months ended December 31, 2007 and 2006, respectively. The increase of the effective tax rate was the result of the additional benefit of the retroactive reinstatement of federal research and development tax credits during the three months ended December 31, 2006.

Comparison of Six Months Ended December 31, 2007 and 2006

Net sales. Net sales increased by $51.1million, or 25.1%, to $254.9 million from $203.8 million, for the six months ended December 31, 2007 and 2006, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the six months ended December 31, 2007, the approximate number of units sold increased 30.0% to 1.3 million compared to 1.0 million for the six months ended December 31, 2006. Growth in unit volumes was primarily due to the growth of X7 and PD series motherboards and an increase in sales of chassis and accessories such as memory and disk drives offset in part by lower sales of X6 motherboards. For the six months ended December 31, 2007, the approximate number of server system units sold increased 26.2% to 82,000 compared to 65,000 for the six months ended December 31, 2006. The average selling price of server system units sold increased 18.2% to approximately $1,300 in the six months ended December 31, 2007 compared to approximately $1,100 in the six months ended December 31, 2006. Growth in the average selling prices of our server systems was principally driven by an increase in sales of our 5000 Series of server systems, offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $31.7 million or 44.0% from the six months ended December 31, 2006 to the six months ended December 30, 2007, primarily due to increases in shipments of servers to OEMs and end customers and 6000 Series configurations of servers, offset in part by lower shipments of AMD servers. Sales of server systems represented 40.6% of our net sales for the six months ended December 31, 2007 as compared to 35.3% of our net sales for the six months ended December 31, 2006. For the six months ended December 31, 2007 and 2006, we derived approximately 60.9% and 67.1%, respectively, of our net sales from products sold to distributors and we derived approximately 39.1% and 32.9%, respectively, from sales to OEMs and to end customers. For the six months ended December 31, 2007, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 61.9%, 12.9%, 5.3% and 17.7%, of our net sales, respectively, as compared to 58.5%, 15.1%, 7.2% and 16.4%, respectively, for the six months ended December 31, 2006.

Cost of sales. Cost of sales increased by $37.8 million, or 22.7%, to $204.6 million from $166.8 million, for the six months ended December 31, 2007 and 2006, respectively. Cost of sales as a percentage of net sales was 80.3% and 81.8% for the six months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and higher inventory write down of $3.3 million. The lower cost of sales as a percentage of net sales was primarily due to higher revenue mix of server systems and newer products. In the six months ended December 31, 2007, we recorded a $4.5 million expense, or 1.8% of net sales, related to the write down of excess and obsolete inventory as compared to $1.2 million, or 0.6% of net sales, in the six months ended December 31, 2006. The increase in the inventory write down was primarily for the Company’s AMD DDRI products.

Research and development expenses. Research and development expenses increased by $3.2 million, or 30.5%, to $13.7 million from $10.5 million for the six months ended December 31, 2007 and 2006, respectively. Research and development expenses were 5.3% and 5.2% of net sales for the six months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase of $2.7 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense, and an increase of $0.5 million in development costs associated with SuperBlades offset in part by an increase of $0.7 million in non-recurring engineering funding from certain suppliers and customers. The increase in personnel was primarily related to expanded product development initiatives.

Research and development expenses include stock-based compensation expense of $755,000 and $481,000 for the six months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

Sales and marketing expenses. Sales and marketing expenses increased by $2.8 million, or 51.2%, to $8.3 million from $5.5 million, for the six months ended December 31, 2007 and 2006, respectively. Sales and marketing expenses were 3.3% and 2.7% of net sales for the six months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars and percentage of net sales was primarily due to an increase of $1.6 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense and an increase of $0.3 million in marketing co-op funding to customers.

Sales and marketing expenses include stock-based compensation expense of $292,000 and $189,000 for the six months ended December 31, 2007 and 2006, respectively.

General and administrative expenses. General and administrative expenses increased by $1.4 million, or 25.1%, to $6.9 million from $5.5 million, for the six months ended December 31, 2007 and 2006, respectively. General and administrative expenses were 2.7% of net sales for both the six months ended December 31, 2007 and 2006. The increase in absolute dollars was primarily due to an increase of $1.0 million in compensation and benefits, including higher stock-based compensation expense, $0.6 million for accrued claims and an increase of $0.5 million in professional fees to support being a public company offset in part by a decrease of $1.1 million in legal expenses primarily associated with our defense of certain litigation matters.

General and administrative expenses include stock-based compensation expense of $531,000 and $236,000 for the six months ended December 31, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to the growth in general and administrative personnel.

Reversal of litigation loss. Loss from litigation decreased by $0.1 million to zero for the six months ended December 31, 2007 compare to same period in 2006, respectively. The decrease was primarily due to the final settlement of export control matter at less than the estimated loss amount.

Interest and other expense, net. Interest and other expense, decreased by $1.0 million, or 189.5%, to $(0.5) million from $0.6 million, for the six months ended December 31, 2007 compare to same period in 2006, respectively, of which $0.5 million and $0.7 million was interest expenses for the six months ended December 31, 2007 and 2006, respectively. The decrease was due to higher interest income of $0.9 million from higher cash and cash equivalent and short-term investment balances primarily as a result of our initial public offering. We expect interest expenses will decrease in the future as we intend to repay our outstanding building loans in fiscal year 2008.

Provision for income taxes. Provision for income taxes increased by $3.1 million, or 57.4%, to $8.4 million from $5.3 million, for the six months ended December 31, 2007 and 2006, respectively. The effective tax rate was 38.2% and 35.2% for the six months ended December 31, 2007 and 2006, respectively. The increase of the effective tax rate was the result of the decreased benefit of federal research and development tax credits and foreign income deductions relative to our higher taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and more recently from the proceeds of our initial public offering. Our cash and cash equivalents and short-term investments were $64.7 million and $65.9 million as of December 31, 2007 and June 30, 2007, respectively.

Operating Activities. Net cash provided by operating activities was $8.5 million and $9.8 million for the six months ended December 31, 2007 and 2006, respectively. Net cash provided by our operating activities in the six months ended December 31, 2007 was primarily due to our net income of $13.5 million, an increase in accounts payable of $31.3 million, an increase in other long-term liabilities of $2.9 million relating to our FIN48 liability, an increase in the allowance for sales returns of $2.6 million and an increase in income tax payable of $2.1 million which was substantially offset by an increase in inventory of $25.9 million and an increase in accounts receivable of $15.2 million. Net cash provided by our operating activities in the six months ended December 31, 2006 was primarily due to our net income of $9.8 million, an increase in accounts payable of $24.1 million, an increase in the allowance for sales returns of $2.3 million, an increase in accrued liabilities of $2.0 million and an increase in income tax payable of $1.1 million which was substantially offset by an increase in inventory of $17.1 million, an increase in accounts receivable of $11.4 million and an increase in prepaid expenses and other current assets of $2.2 million. The increases for the six months ended December 31, 2007 and 2006 in accounts receivable, sales returns, inventory and accounts payable were primarily due to growth in net sales during the periods as a result of new product introductions, increased sales of existing server systems and components and increased purchases from our suppliers. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

Investing activities . Net cash used in our investing activities was $16.4 million and $1.9 million for the six months ended December 31, 2007 and 2006, respectively. Of these amounts, $21.4 million in the six months ended December 31, 2007 was related to the purchase of short-term investments in auction rate securities and variable rate demand notes and $17.5 million in the six months ended December 31, 2007 was related to the proceeds from maturity of the short-term investments in auction rate securities and variable rate demand notes, and $12.6 million was related to the purchases of property and equipment to support the Company’s growth. Net cash used in investing activities in the six months ended December 31, 2006 was due to an increase in purchases of property, plant and equipment of $1.9 million. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We do expect to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business and meeting regulatory requirements associated with being a public company.

Financing activities . Net cash provided by (used in) our financing activities was $2.5 million and $(2.8) million for the six months ended December 31, 2007 and 2006, respectively. In the six months ended December 31, 2007, $2.4 million was related to the excess tax benefits from stock-based compensation and $1.3 million was related to the proceeds from the exercise of stock options. In the six months ended December 31, 2006, $2.7 million was related to the payment of our initial public offering costs. We repaid $1.1 million and $0.3 million in loans for the six months ended December 31, 2007 and 2006, respectively.

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

Other factors affecting liquidity and capital resources

We have entered into four building loans to purchase three facilities located in San Jose, California. Total balance outstanding on these loans was $10.4 million as of December 31, 2007. The first loan was entered into in March 2001 under which we borrowed $8.7 million. The second loan was entered into in April 2004 under which we borrowed $4.3 million. The third and fourth loans were entered into in September 2005 under which we borrowed a total of $7.9 million. The first loan was paid off on May 15, 2007 for $7.2 million including a pre-payment penalty of $69,000, and the fourth loan was paid off on October 17, 2007 for $1.0 million including a pre-payment penalty of $46,000. The two remaining loans require us to maintain customary covenants related to business and financial condition. They also have customary restrictions on business and financial activity in which we cannot engage without the prior written consent of the bank. For example, under the terms of the building loans, we generally may not, without the lenders’ prior written consent, incur certain indebtedness and liens, engage in business activities substantially different from our present business, liquidate or dissolve our business, lease or dispose of all or a substantial part of our business or assets, sell assets for less than fair market price, enter into any consolidation, merger or other business combination, or make certain loans, acquisitions and guaranties.

On October 15, 2007, we closed the escrow and used approximately $11.3 million of the net proceeds to purchase land and a building at 880 Fox Lane in San Jose, California to support our growth.

In addition, we have historically paid a majority of our vendors within 25 to 100 days of invoice and Ablecom between 45 and 170 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of December 31, 2007 and June 30, 2007 amounts owed to Ablecom by us were approximately $36.7 million and $26.1 million, respectively.

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

Recent uncertainties in the credit markets may result in certain of our investments in auction rate securities becoming subject to liquidity risk. Subsequent to December 31, 2007, we experienced failed auctions with respect to $0.8 million of our existing auction rate securities, which we have a total of $19.3 million at December 31, 2007. At this time, these short-term investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these short-term investments is successful. There can be no assurances that these investments will be settled in the short term or that they have not become other-than-temporarily impaired subsequent to December 31, 2007, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2007 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$578	$644	$305	$409	$1,936
Capital leases	71	19	1	—	91
Building loans	953	1,906	1,906	13,665	18,430
License arrangement	450	900	900	1,200	3,450
Purchase commitments	17,544	—	—	—	17,544

Total	$19,596	$3,469	$3,112	$15,274	$41,451

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

Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, we had accrued $0.4 million for the payment of interest and penalties relating to unrecognized tax benefits.

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

EITF 07-3

In June 2007, the FASB issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities .” The EITF requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effects that EITF No. 07-3 will have on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds, certificates of deposit and auction rate securities which they are reasonably expected to be realized in cash or sold during the normal operating cycle of the business. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations. As of December 31, 2007, our investments were in money market funds, certificates of deposit and auction rate securities.

We had $10.4 million of indebtedness under our credit facilities as of December 31, 2007 and $11.6 million of indebtedness under our credit facilities as of June 30, 2007. The annual interest rate on our credit facilities is based on various indexes as defined in the loan agreements. At December 31, 2007 and June 30, 2007, the interest rates ranged from 5.77% to 7.23%. An immediate 10% increase in the index rates would not have a material effect on our interest expense.

Liquidity Risk

Recent uncertainties in the credit markets may result in certain of our investments in auction rate securities becoming subject to liquidity risk. Subsequent to December 31, 2007, we experienced failed auctions with respect to $0.8 million of our existing auction rate securities, which we have a total of $19.3 million at December 31, 2007. At this time, these short-term investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these short-term investments is successful. There can be no assurances that these investments will be settled in the short term or that they have not become other-than-temporarily impaired subsequent to December 31, 2007, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2007 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange loss was $4,000 and $27,000 for the three and six months ended December 31, 2007, respectively, and $4,000 and $12,000 for the three and six months ended December 31, 2006, respectively.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and instructions for this Quarterly Report on Form 10-Q, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2007 have not materially changed except for the addition of a new risk factor regarding the potential impact of earthquakes and other natural disasters. Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

We expect that selling our server solutions to larger customers will create new challenges. No one customer represented 10% or more of our revenues for fiscal years 2007 and 2006 or the three and six months ended December 31, 2007 and 2006. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

We believe that acceptance of our server solutions by an expanding customer base depends in large part on increasing awareness of the Supermicro brand and that brand recognition will be even more important as competition in our market develops. In particular, we expect an increasing proportion of our sales to come from sales of server systems, which we believe may be particularly impacted by brand strength. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. To date, we have not devoted significant resources to building our brand, and have limited experience in increasing customer awareness of our brand. Our future brand promotion activities, including any expansion of our cooperative marketing programs with strategic partners, may involve significant expense and may not generate desired levels of increased revenue, and even if such activities generate some increased revenue, such increased revenue may not offset the expenses we incurred in endeavoring to build our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in our attempts to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and as a result our operating results and financial condition could suffer.

We principally rely on indirect sales channels for the sale and distribution of our products and any disruption in these channels could adversely affect our sales.

Historically, a substantial majority of our revenues have resulted from sales of our server solutions through third party distributors and resellers, which sales accounted for approximately 60.9% of our net sales in both the three and six months ended December 31, 2007 compared to approximately 65.1% and 67.1% of our net sales in the three and six months ended December 31, 2006, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided promotional goods or made short-term pricing concessions. The discontinuation of promotional goods or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. We recorded inventory write-downs charged to cost of sales of $2.4 million and $4.5 million for the three and six months ended December 31, 2007, respectively, for excess and obsolete inventory. We recorded inventory write-downs charged to cost of sales of $0.4 million and $1.2 million for the three and six months ended December 31, 2006, respectively, for excess and obsolete inventory.

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

Conflicts of interest may arise between us and Ablecom Technology Inc. or Adaptec, Inc. two of our major contract manufacturers, and those conflicts may adversely affect our operations.

We use Ablecom Technology, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented approximately 28.0% and 25.8% of our cost of sales for the three and six months ended December 31, 2007, respectively, and approximately 16.5% and 24.0% of our cost of sales for the three and six months ended December 31, 2006, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company. Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own approximately 30.7% of Ablecom’s outstanding common stock. Charles Liang served as a director of Ablecom during our fiscal 2006, but is not currently serving in such capacity. In addition, Yih-Shyan (Wally) Liaw, our Vice President of International Sales and Secretary, and a director, and his wife jointly own approximately 5.2% of Ablecom’s outstanding common stock, and collectively, Mr. Charles Liang, Ms. Liang, Mr. Liaw, Mr. Steve Liang and relatives of these individuals own over 80% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders, and Mr. Liaw, as an officer, director and significant stockholder, of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed. Historically, transactions with Ablecom were not approved by an independent committee of our board of directors as we had no independent directors.

We use Adaptec for contract manufacturing services. We purchase Adaptec drivers that are developed and configured for us, and concurrently sell our server systems and components to Adaptec. In the three and six months ended December 31, 2007, we purchased contract manufacturing services and products, respectively, from Adaptec totaling approximately $1.4 million and $2.9 million, respectively, and sold products to Adaptec totaling approximately $0.6 million and $1.6 million, respectively. In the three and six months ended December 31, 2006, we purchased contract manufacturing services and products from Adaptec totaling approximately $1.4 million and $4.3 million, respectively, and sold products to Adaptec totaling approximately $1.5 million and $3.6 million, respectively. Since Adaptec is both a customer and vendor, the terms and conditions of our business agreements with them may not be as favorable, individually or in aggregate, as we may be able to receive from unrelated third parties, and we may not be as strongly enforce our rights under these agreements. In addition, if a dispute were to arise under our agreement to sell our products to Adaptec, the dispute could lead to disruption or termination of the provision of services or products by them to us. This could compromise our ability to satisfy customer orders on a timely basis, if at all, or we may incur significant costs in establishing an agreement with a new vendor, the terms of which may not be as favorable as those in our agreements with Adaptec. In that event, our net sales, margins and earnings could suffer. At the same time, if a dispute were to arise under our agreement to purchase contract manufacturing services or products from Adaptec, the dispute may cause them to reduce or terminate their purchases of our products, thereby reducing our revenues.

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.6% of our outstanding common stock as of December 31, 2007. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

In September 2006, we entered into an agreement with the U.S. Department of Justice pursuant to which we agreed to plead guilty to one count of violating federal export regulations by shipping 300 motherboards to Dubai, UAE, with knowledge that they would be transshipped to Iran. We agreed to pay a $150,000 fine. We have also entered into a settlement agreement with BIS with respect to alleged violations of the Export Administration Regulations pursuant to which we agreed to pay a fine of approximately $125,000. We were charged by BIS with twelve violations of the Export Administration Regulations. Six of these violations involved the shipment of server systems and components without required government authorization through a distributor to end customers in Iran. Three of these violations involved allegations that shipments took place when we knew or had reason to know that the transactions would constitute a violation of the applicable regulations. Three involved claims that we made false declarations on shipping documents, stating that no license was required for the export of the products when in fact a government license was required. Finally, we have entered into a settlement agreement with OFAC relating to 21 alleged violations of U.S. sanctions laws. Pursuant to this agreement, we have paid a fine of $179,000. We believe that all issues with respect to the matters under investigation have been resolved.

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

Our business and operations are especially subject to the risks of earthquakes other natural catastrophic events.

Our corporate headquarters, including our most significant research and development and manufacturing operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. We do not currently have a comprehensive disaster recovery program and as a result, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition.

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

We invest in auction rate securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value and liquidity of our assets.

As of December 31, 2007, we have a total of $19.3 million in auction rate securities in our investment portfolio. Recent uncertainties in the credit markets may result in certain of our investments in auction rate securities becoming subject to liquidity risk. Subsequent to December 31, 2007, we experienced failed auctions with respect to $0.8 million of our existing auction rate securities. At this time, these short-term investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these short-term investments is successful. There can be no assurances that these investments will be settled in the short term or that they have not become other-than-temporarily impaired subsequent to December 31, 2007, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2007 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of December 31, 2007, we had approximately 31.2 million shares of common stock outstanding. Substantially all of these shares are eligible for sale in the public market, including approximately 10.1 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 14.0 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of February 5, 2008, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 41.6 percent of our common stock outstanding. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

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

SUPER MICRO COMPUTER, INC.

Dated: February 14, 2008	/s/ Charles Liang
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: February 14, 2008	/s/ Howard Hideshima
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)