Form 10-Q/A
period 2007-12-31
Super Micro Computer, Inc.
filed 2008-05-14
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at February 5, 2008
Common Stock, $.001 par value per share	31,435,411 shares

Explanatory Note

We are filing this amendment to our quarterly report on Form 10-Q for the quarterly period ended December 31, 2007 to restate our condensed consolidated statements of cash flows for the six months ended December 31, 2007 and 2006 to correct an error in the classification of certain tax benefits related to stock option exercises. The correction of the error had no effect on our condensed consolidated balance sheets or statements of operations for any period presented. See Note 13 of the notes to condensed consolidated financial statements for further explanation of the restatement.

The following sections in this report have been amended as a result of the restatement:

Part 1 – Item 1 Financial Statements

Part 1 – Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations

Part 1 – Item 4 Controls and Procedures

Part II – Item 6 Exhibits

We have not modified or updated the disclosures presented in the original Form 10-Q for the quarterly period ended December 31, 2007, except as required to reflect the effects of the restatement in this Form 10-Q/A. Accordingly, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of our original quarterly report on Form 10-Q for the quarterly period ended December 31, 2007 and does not modify or update those disclosures affected by subsequent events, except for the restatement referenced above. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q for the quarterly period ended December 31, 2007 filed on February 14, 2008. Except where affected by the restatement, references to the quarterly report on Form 10-Q herein shall refer to our quarterly report on Form 10-Q originally filed on February 14, 2008.

FORM 10-Q/A

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

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006
	(As Restated, See Note 13)	(As Restated, See Note 13)
OPERATING ACTIVITIES:
Net income	$13,547	$9,767
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,137	747
Stock-based compensation expense	1,808	990
Allowance for doubtful accounts	196	150
Allowance for sales returns	2,631	2,328
Loss on disposal of property, plant and equipment	—	2
Deferred income taxes	(2,011)	(44)
Gain on short-term investments	(418)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(495) and $509 during the six months ended December 31, 2007 and 2006, respectively)	(15,175)	(11,385)
Inventories, net	(25,893)	(17,052)
Prepaid expenses and other current assets	(259)	(2,227)
Other assets	89	—
Accounts payable (including increases in related party balances of $10,649 and $4,196 during the six months ended December 31, 2007 and 2006, respectively)	31,275	24,073
Income tax payable	2,121	1,051
Accrued litigation loss	—	(575)
Accrued liabilities	(1,039)	2,035
Other long-term liabilities	2,944	—

Net cash provided by operating activities	10,953	9,859

INVESTING ACTIVITIES:
Proceeds from short-term investments	17,480	—
Purchases of short-term investments	(21,375)	—
Purchases of property, plant and equipment	(12,550)	(1,884)
Other assets	(4)	9

Net cash used in investing activities	(16,449)	(1,875)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1,107)	(299)
Proceeds from exercise of stock options	1,320	77
Payment of obligations under capital leases	(75)	(86)
Advances under receivable financing arrangements	(86)	146
Payment of offering costs	(20)	(2,699)

Net cash provided by (used in) financing activities	32	(2,861)

Net increase (decrease) in cash and cash equivalents	(5,464)	5,123
Cash and cash equivalents at beginning of period	50, 864	16,509

Cash and cash equivalents at end of period	$45,400	$21,632

Supplemental disclosure of cash flow information:
Cash paid for interest	$500	$671
Cash paid for taxes	$5,054	$4,307
Non-cash investing and financing activities:
Equipment purchased under capital leases	$4	$109
Reversal of deferred stock-based compensation for cancellation of stock options	$21	$106
Accrued costs for property, plant and equipment purchases	$1,886	$459
Accrued offering costs	$20	$400

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Super Micro Computer, Inc. pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively “Super Micro” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes thereto included in the Super Micro Annual Report on Form 10-K for the year ended June 30, 2007 (“2007 Form 10-K”) filed with the SEC.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for options accounted for under SFAS No. 123(R) (excess tax benefits) to be classified as cash from financing activities (see Note 13). Excess tax benefits from options accounted for under APB 25 continue to be classified as cash from operating activities.

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

Note 8. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.6% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also a director and officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 46.3% of Ablecom at December 31, 2007.

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

Note 13. Restatement

Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended December 31, 2007, the Company determined that it incorrectly reclassified $2,418,000 and $67,000 of APB 25 excess tax benefits for the six months ended December 31, 2007 and 2006 from net cash provided by operating activities to net cash provided by (used in) financing activities. The Company has restated the accompanying condensed consolidated statements of cash flows for the six months ended December 31, 2007 and 2006 from the amounts previously reported to correct the classification of such APB 25 excess tax benefits as follows (in thousands):

	As Previously Reported	Adjustment	As Restated
Six Months Ended December 31, 2007:
Excess tax benefits from stock-based compensation	$(2,418)	$2,418	—
Net cash provided by operating activities	$8,535	$2,418	$10,953
Excess tax benefits from stock-based compensation	$2,418	$(2,418)	—
Net cash provided by financing activities	$2,450	$(2,418)	$32
Six Months Ended December 31, 2006:
Excess tax benefits from stock-based compensation	$(67)	$67	—
Net cash provided by operating activities	$9,792	$67	$9,859
Excess tax benefits from stock-based compensation	$67	$(67)	—
Net cash used in financing activities	$(2,794)	$(67)	$(2,861)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q/A contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described under “Risk Factors” below and in other parts of this Form 10-Q/A. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

Restatement of Condensed Consolidated Statements of Cash Flows

The accompanying Management’s Discussion and Analysis reflects the effects of the restatement discussed in Note 13 to the Condensed Consolidated Financial Statements.

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

Provision for income taxes. Provision for income taxes increased by $2.5 million, or 114.8%, to $4.7 million from $2.2 million, for the three months ended December 31, 2007 and 2006, respectively. The effective tax rate was 37.8% and 30.6% for the three months ended December 31, 2007 and 2006, respectively. The increase of the effective tax rate was the result of the additional benefit of the retroactive reinstatement of federal research and development tax credits during the three months ended December 31, 2006.

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

Operating Activities. Net cash provided by operating activities was $11.0 million and $9.9 million for the six months ended December 31, 2007 and 2006, respectively. Net cash provided by our operating activities in the six months ended December 31, 2007 was primarily due to our net income of $13.5 million, an increase in accounts payable of $31.3 million, an increase in other long-term liabilities of $2.9 million relating to our FIN48 liability, an increase in the allowance for sales returns of $2.6 million and an increase in income tax payable of $2.1 million which was substantially offset by an increase in inventory of $25.9 million and an increase in accounts receivable of $15.2 million. Net cash provided by our operating activities in the six months ended December 31, 2006 was primarily due to our net income of $9.8 million, an increase in accounts payable of $24.1 million, an increase in the allowance for sales returns of $2.3 million, an increase in accrued liabilities of $2.0 million and an increase in income tax payable of $1.1 million which was substantially offset by an increase in inventory of $17.1 million, an increase in accounts receivable of $11.4 million and an increase in prepaid expenses and other current assets of $2.2 million. The increases for the six months ended December 31, 2007 and 2006 in accounts receivable, sales returns, inventory and accounts payable were primarily due to growth in net sales during the periods as a result of new product introductions, increased sales of existing server systems and components and increased purchases from our suppliers. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

Investing activities . Net cash used in our investing activities was $16.4 million and $1.9 million for the six months ended December 31, 2007 and 2006, respectively. Of these amounts, $21.4 million in the six months ended December 31, 2007 was related to the purchase of short-term investments in auction rate securities and variable rate demand notes and $17.5 million in the six months ended December 31, 2007 was related to the proceeds from maturity of the short-term investments in auction rate securities and variable rate demand notes, and $12.6 million was related to the purchases of property and equipment to support the Company’s growth. Net cash used in investing activities in the six months ended December 31, 2006 was due to purchases of property, plant and equipment of $1.9 million. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We do expect to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business and meeting regulatory requirements associated with being a public company.

Financing activities . Net cash provided by (used in) our financing activities was $32,000 and $(2.9) million for the six months ended December 31, 2007 and 2006, respectively. In the six months ended December 31, 2007, $1.3 million was related to the proceeds from the exercise of stock options. In the six months ended December 31, 2006, $2.7 million was related to the payment of our initial public offering costs. We repaid $1.1 million and $0.3 million in loans for the six months ended December 31, 2007 and 2006, respectively.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Previously, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, had evaluated the effectiveness of the Company’s disclosure controls and procedures, and concluded that the Company’s disclosure controls and procedures were effective as of the end of the period ended December 31, 2007 as covered by the Company’s quarterly report on Form 10-Q. In connection with the filing of this amendment to the quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, reevaluated the effectiveness of the Company’s disclosure controls and procedures, and concluded that due to the material weakness described below, the Company did not have effective disclosure controls and procedures as of December 31, 2007, the end of the period covered by this quarterly report on Form 10-Q/A.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management identified a material weakness that existed at December 31, 2007 in the operation of controls designed to ensure that changes in classification of amounts, or classifications of amounts associated with new transactions, between cash flows from operating activities, investing activities and financing activities in the condensed consolidated statement of cash flows are appropriate. Specifically, management has determined its level of review such amounts in the statement of cash flows was not sufficiently detailed to detect material errors and this represented a material weakness in the operating effectiveness of internal controls over financial reporting. As a consequence, the Company determined that it incorrectly reclassified $2,418,000 and $67,000 of APB 25 excess tax benefits for the six months ended December 31, 2007 and 2006 from net cash provided by operating activities to net cash provided by financing activities and such error resulted in the restatement of the related condensed consolidated statement of cash flows for such periods (see Note 13 to the condensed consolidated financial statements).

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2007 have not materially changed except for the addition of a new risk factor regarding the potential impact of earthquakes and other natural disasters. Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q/A, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

SUPER MICRO COMPUTER, INC.

Dated: May 14, 2008	/s/ Charles Liang
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: May 14, 2008	/s/ Howard Hideshima
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)