Form 10-Q
period 2008-03-31
Super Micro Computer, Inc.
filed 2008-05-15
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2008 there were 32,522,019 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,354	$50,864
Short-term investments	456	15,055
Accounts receivable, net of allowances of $1,003 and $770 at March 31, 2008 and June 30, 2007, respectively (including amounts receivable from a related party of $656 and $853 at March 31, 2008 and June 30, 2007, respectively)	42,141	33,426
Inventories, net	93,378	66,772
Deferred income taxes - current	7,954	5,630
Prepaid expenses and other current assets	2,014	1,759

Total current assets	187,297	173,506
Long-term investments	17,564	—
Property, plant and equipment, net	45,564	31,089
Deferred income taxes-noncurrent	1,374	624
Restricted assets	1,727	57
Other assets	128	307

Total assets	$253,654	$205,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $35,197 and $26,094 at March 31, 2008 and June 30, 2007, respectively)	$79,756	$61,453
Accrued liabilities	14,295	14,074
Income tax payable	—	1,489
Advances from receivable financing arrangements	1,379	982
Current portion of capital lease obligations	48	118
Current portion of long-term debt	294	304

Total current liabilities	95,772	78,420
Long-term capital lease obligations-net of current portion	30	40
Long-term debt-net of current portion	10,080	11,251
Other long-term liabilities	4,384	—

Total liabilities	110,266	89,711

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value Authorized shares: 100,000,000; Issued and outstanding shares: 32,294,651 and 30,205,264 at March 31, 2008 and June 30, 2007, respectively	67,918	58,239
Deferred stock-based compensation	(859)	(1,500)
Accumulated other comprehensive loss	(386)	—
Retained earnings	76,715	59,133

Total stockholders’ equity	143,388	115,872

Total liabilities and stockholders’ equity	$253,654	$205,583

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales (including related party sales of $1,235 and $1,432 in the three months ended March 31, 2008 and 2007, respectively, and $4,834 and $5,703 in the nine months ended March 31, 2008 and 2007, respectively)	$136,755	$105,659	$391,637	$309,448
Cost of sales (including related party purchases of $30,687 and $29,446 in the three months ended March 31, 2008 and 2007, respectively, and $83,551 and $69,438 in the nine months ended March 31, 2008 and 2007, respectively)	111,929	87,592	316,511	254,381

Gross profit	24,826	18,067	75,126	55,067

Operating expenses:
Research and development	8,050	5,143	21,743	15,637
Sales and marketing	4,602	3,485	12,891	8,968
General and administrative	3,903	3,278	10,799	8,789
Reversal of litigation loss	—	—	—	(120)

Total operating expenses	16,555	11,906	45,433	33,274

Income from operations	8,271	6,161	29,693	21,793
Interest income	327	69	1,319	190
Interest expense	(248)	(369)	(748)	(1,040)

Income before income tax provision	8,350	5,861	30,264	20,943
Income tax provision	3,326	1,790	11,693	7,105

Net income	$5,024	$4,071	$18,571	$13,838

Net income per share:
Basic	$0.16	$0.18	$0.60	$0.62
Diluted	$0.13	$0.13	$0.48	$0.43
Shares used in per share calculation:
Basic	31,759,958	22,277,339	30,958,660	22,226,460
Diluted	38,961,284	32,434,182	38,780,837	32,373,284

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$18,571	$13,838
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,921	1,179
Stock-based compensation expense	2,849	1,673
Allowance for doubtful accounts	174	172
Allowance for sales returns	4,150	2,950
Provision for inventory	6,667	2,850
Loss on disposal of property, plant and equipment	—	2
Deferred income taxes	(2,824)	(98)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $197 and $(459) during the nine months ended March 31, 2008 and 2007, respectively)	(13,039)	(13,647)
Inventories, net	(33,273)	(18,234)
Prepaid expenses and other current assets	(255)	(715)
Other assets	89	—
Accounts payable (including increases in related party balances of $9,103 and $5,333 during the nine months ended March 31, 2008 and 2007, respectively)	17,080	14,177
Income tax payable	3,565	538
Accrued litigation loss	—	(575)
Accrued liabilities	241	5,457
Other long-term liabilities	3,395	—

Net cash provided by operating activities	9,311	9,567

INVESTING ACTIVITIES:
Proceeds from investments	18,824	53
Purchases of investments	(22,425)	—
Purchases of property, plant and equipment	(15,056)	(2,642)
Restricted assets	(1,670)	(43)

Net cash used in investing activities	(20,327)	(2,632)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1,181)	(458)
Proceeds from exercise of stock options	2,417	1,157
Payment of obligations under capital leases	(107)	(137)
Advances under receivable financing arrangements	397	144
Payment of offering costs	(20)	(3,322)

Net cash provided by (used in) financing activities	1,506	(2,616)

Net increase (decrease) in cash and cash equivalents	(9,510)	4,319
Cash and cash equivalents at beginning of period	50,864	16,509

Cash and cash equivalents at end of period	$41,354	$20,828

Supplemental disclosure of cash flow information:
Cash paid for interest	$748	$852
Cash paid for taxes	$7,685	$6,665
Non-cash investing and financing activities:
Equipment purchased under capital leases	$27	$109
Reversal of deferred stock-based compensation for cancellation of stock options	$22	$133
Accrued costs for property, plant and equipment purchases	$1,223	$112
Accrued offering costs	$—	$706
Changes in fair values of investments	$(636)	$—

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2008.

Principles of Consolidation

The condensed consolidated financial statements reflect the operations of Super Micro and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior period amounts on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

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

FAS157

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the effects that FAS 157 will have on the Company’s consolidated financial position, results of operations or cash flows.

Note 3. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increased on July 1, 2007 and will increase on each subsequent anniversary through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company on January 8, 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at an exercise price not less than 100% of the fair value. Options generally expire ten years after the date of grant and vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the nine months ended March 31, 2008, the Company granted 1,170,606 options under the 2006 Plan. At March 31, 2008, 3,593,572 shares of common stock are available for future grant.

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

Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise factors.

Expected Volatility – Expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input and the Company has no plans to pay dividends.

Risk-Free Interest Rate - The risk-free interest rate used in the Black-Scholes valuation method is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Estimated Forfeitures - The estimated forfeiture rate is based on the Company’s historical forfeiture rates and the estimate is revised in subsequent periods if actual forfeitures differ from the estimate.

The fair value of stock option grants for the three and nine months ended March 31, 2008 and 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Risk-free interest rate	2.64%	4.50%	2.64% - 4.58%	4.50% - 4.60%
Expected life	4.39 years	4.04 years	4.32 - 4.39 years	4.04 - 4.38 years
Dividend yield	0%	0%	0%	0%
Volatility	48.43%	42.65%	43.03% -48.43%	42.65% -50.51%
Estimated forfeitures	3.30% - 15.16%	3.30% - 15.16%	3.30% - 15.16%	3.30% - 15.16%
Weighted-average fair value	$3.59	$3.14	$3.82	$4.98

The total intrinsic value of options exercised was $8,401,000 and $16,314,000 for the three and nine months ended March 31, 2008, respectively, and $5,272,000 and $5,808,000 for the three and nine months ended March 31, 2007, respectively. The fair value of options accounted for in accordance with SFAS No. 123(R) and vested was $837,000 and $2,227,000 for the three and nine months ended March 31, 2008, respectively, and $486,000 and $977,000 for the three and nine months ended March 31, 2007, respectively. As of March 31, 2008, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $8,404,000, which will be recognized over a weighted-average remaining vesting period of approximately 4.0 years.

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Cost of sales	$124	$84	$354	$168
Research and development	465	304	1,220	785
Sales and marketing	161	81	453	270
General and administrative	291	215	822	450

Stock-based compensation expense before taxes	1,041	684	2,849	1,673
Income tax benefit	(94)	(219)	(334)	(175)

Stock-based compensation expense, net	$947	$465	$2,515	$1,498

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities for options accounted for under SFAS No. 123(R). The Company had no excess tax benefits in the nine months ended March 31, 2008 and 2007, respectively, for options accouted for under SFAS No. 123(R). Excess tax benefits for stock options accounted for under APB 25 continue to be classified as cash from operating activities.

Stock Option Activity

The following table summaries stock option activity during the nine months ended March 31, 2008 under all stock option plans (aggregate, intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2007	14,350,061	$2.61
Granted	1,170,606	$9.15
Exercised	(2,089,387)	$1.16
Forfeited or cancelled	(188,843)	$9.75

Outstanding at March 31, 2008	13,242,437	$3.32	4.72	$72,596
Exercisable at March 31, 2008	10,647,828	$2.02	3.72	$69,742

Note 4. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$5,024	$4,071	$18,571	$13,838
Unrealized loss on investment, net of taxes	(386)	—	(386)	—

Total comprehensive income	$4,638	$4,071	$18,185	$13,838

Note 5. Net Income Per Share

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Numerator:
Net income	$5,024	$4,071	$18,571	$13,838
Denominator:
Basic weighted-average number of common shares outstanding	31,760	22,277	30,959	22,226
Dilutive common stock options	7,201	10,157	7,822	10,147

Diluted weighted-average number of common equivalent shares outstanding	38,961	32,434	38,781	32,373

Basic net income per share	$0.16	$0.18	$0.60	$0.62
Diluted net income per share	$0.13	$0.13	$0.48	$0.43

For the three and nine months ended March 31, 2008 and 2007, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such outstanding stock options were 2,767,000 and 2,418,000 for the three and nine months ended March 31, 2008, respectively, and 939,000 and 499,000 for the three and nine months ended March 31, 2007, respectively.

Note 6. Balance Sheet Components (in thousands)

Short-term Investments:

Short-term investments consist of certificate of deposits with maturities of more than three months but less than a year and an auction rate security which was sold in April 2008. The certificates of deposits are carried at amortized cost which approximates fair value. The Company classifies the auction rate security with contractual maturities in excess of ten years as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The auction rate security is reported at fair value. There are no unrealized gains or losses in relation to this auction rate security as of March 31, 2008 and June 30, 2007. (See Note 7).

Inventories:

	March 31, 2008	June 30, 2007
Finished goods	$59,524	$44,804
Work in process	1,346	441
Purchased parts and raw materials	32,508	21,527

Total inventories, net	$93,378	$66,772

The Company recorded write-downs of excess and obsolete inventory totaling $2,157 and $6,667 in the three and nine months ended March 31, 2008, respectively, and $1,683 and $2,850 in the three and nine months ended March 31, 2007, respectively.

Property, Plant and Equipment:

	March 31, 2008	June 30, 2007
Land	$19,219	$13,859
Buildings	19,108	13,162
Building and leasehold improvements	3,040	2,947
Machinery and equipment	8,012	4,062
Furniture and fixtures	2,046	1,390
Purchased software	1,228	941

	52,653	36,361
Accumulated depreciation and amortization	(7,089)	(5,272)

Property, plant and equipment, net	$45,564	$31,089

On October 16, 2007, the Company purchased land and a building at 880 Fox Lane in San Jose, California to support the Company’s growth.

The costs of assets under capital leases were $305,000 and $294,000 as of March 31, 2008 and June 30, 2007, respectively, and accumulated amortization was $96,000 and $57,000, respectively.

Restricted Assets:

The restricted assets consist of certificates of deposits secured for two irrevocable letters of credit of $121,000 and $1,540,000 as of March 31, 2008. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 12). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000.

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Balance, beginning of period	$2,271	$1,726	$2,243	$1,462
Provision for warranty	2,027	1,308	4,470	3,109
Costs charged to accrual	(1,724)	(982)	(4,139)	(2,519)

Balance, end of period	$2,574	$2,052	$2,574	$2,052

Note 7. Investments

As of March 31, 2008, the Company held approximately $17.6 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in student loans guaranteed by the Federal Family Education Loan Program (“FFELP”) and auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA at March 31, 2008. The stated maturity dates of these auction-rates securities may be one year or more beyond the balance sheet date.

The auction rate securities contain variable interest rates that periodically reset to prevailing market rates every 7 to 35 days through the auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities had previously been classified as short-term investments available-for-sale. The Company held approximately $15.1 million in auction rate securities as of June 30, 2007.

Typically, the fair value of auction-rate securities approximates par value due to the frequent of resetting interest rate. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2008.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities. The assumptions used in preparing the discounted cash flow model include estimates for interest rates which among other things incorporate, as applicable, creditworthiness of the associated insurers, timing of cash flows and expected holding periods of the auction-rates securities. Based on this assessment of fair value, for the three months ended March 31, 2008 the Company determined there was a decline in fair value of its auction rate securities of $636,000 which was deemed temporary. That amount has been recorded net of tax, as a component of other comprehensive income.

Additionally, the Company has the financial ability and intent to hold its investments in auction rate securities until successful auctions occur, a buyer is found outside of the auction process or the preferred shares are redeemed. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis.

Note 8. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. Such sales transactions totaled approximately $6,694,000 and $17,517,000 for the three and nine months ended March 31, 2008, respectively, and $4,853,000 and $11,220,000 for the three and nine months ended March 31, 2007, respectively. At March 31, 2008 and June 30, 2007, approximately $1,379,000 and $982,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. As of March 31, 2008 and June 30, 2007, these financing arrangements bore interest at rates ranging from 12.00% to 21.48% and 13.65% to 21.48% per annum, respectively, depending on the customers’ credit ratings.

Note 9. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	March 31, 2008	June 30, 2007
Building loans	$10,374	$10,585
Small Business Administration loan	—	970
Capital leases (Note 11)	78	158

Total	10,452	11,713
Current portion, debt and capital leases	(342)	(422)

Long-term portion, debt and capital leases	$10,110	$11,291

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of March 31, 2008 and June 30, 2007, the total outstanding borrowings were $3,932,000 and $3,990,000, respectively, with interest at 7.23% per annum through July 2012 and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum.

In September 2005, the Company obtained two loans totaling $7,920,000 from a bank to purchase a building in San Jose, California. Both loans are secured by the property purchased and the assignment of all rent on the property purchased. The first loan of $6,930,000 is repayable in equal monthly installments through September 2010. As of March 31, 2008 and June 30, 2007, the total outstanding borrowings were $6,442,000 and $6,595,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes plus 1.65% per annum. The second loan of $990,000 was paid off using a Small Business Administration loan of $1,019,000 on November 16, 2005. The second loan is secured by the property purchased and guaranteed by two officers/shareholders of the Company. In October 2007, the Company paid off the loan for $1,011,000 including a pre-payment penalty of $46,000.

As of March 31, 2008, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,127,000 and $16,449,000, respectively. As of June 30, 2007, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $29,797,000 and $27,756,000, respectively.

In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2009. As of March 31, 2008, the Company had an unused revolving line of credit totaling $5,000,000 that matures on November 1, 2008 and the interest rate on this credit line is 7.50% per annum at March 31, 2008. As of March 31, 2008, the Company was in compliance with the financial covenants associated with the line of credit

Note 10. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom Technology, Inc., a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.5% of the Company’s common stock. In addition, Charles Liang and his wife, also a director and officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 49.3% of Ablecom at March 31, 2008.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company purchased tooling assets for $2,135,000 and engineering services for $708,000 from Ablecom during the nine months ended March 31, 2008.

Under the distribution agreement, Ablecom purchases from the Company server products for distribution in Taiwan. The pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $30,687,000 and $83,551,000 and sold products to Ablecom totaling approximately $1,235,000 and $4,834,000 for the three and nine months ended March 31, 2008, respectively. The Company purchased products from Ablecom totaling approximately $29,446,000 and $69,438,000 and sold products to Ablecom totaling approximately $1,432,000 and $5,703,000 for the three and nine months ended March 31, 2007, respectively.

Amounts owed to the Company by Ablecom as of March 31, 2008 and June 30, 2007, were approximately $656,000 and $853,000, respectively. Amounts owed to Ablecom by the Company as of March 31, 2008 and June 30, 2007, were approximately $35,197,000 and $26,094,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 45 and 160 days of invoice. For the three and nine months ended March 31, 2008, the Company received $30,000 and $100,000, respectively, from Ablecom for penalty charges, and paid approximately $976,000 and $3,491,000, respectively, in tooling and other miscellaneous costs to Ablecom. For the three and nine months ended March 31, 2007, the Company received $40,000 and $89,000, respectively, from Ablecom for penalty charges, and paid approximately $65,000 and $346,000, respectively, in tooling and other miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products (b) impairment of the tooling cost and (c) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $4.4 million and $2.2 million at March 31, 2008 and June 30, 2007, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses, if any, of Ablecom.

Tatung — Tatung was a significant contract manufacturer for the Company and owns approximately 1.9% of the Company’s common stock at March 31, 2008.

The Company had a product manufacturing agreement (“product manufacturing agreement”) with Tatung. The product manufacturing agreement was terminated by Tatung in the quarter ended December 31, 2007.

The Company purchased contract manufacturing services and products from Tatung totaling approximately $0 and $6,085,000 and sold products to Tatung totaling approximately $0 and $2,887,000 for the three and nine months ended March 31, 2008, respectively. The Company purchased contract manufacturing services and products from Tatung totaling approximately $3,096,000 and $15,787,000 and sold products to Tatung totaling approximately $2,145,000 and $4,518,000 for the three and nine months ended March 31, 2007, respectively. The amounts owed to the Company by Tatung as of March 31, 2008 and June 30, 2007, were approximately $2,000 and $886,000, respectively. The amounts owed to Tatung by the Company as of March 31, 2008 and June 30, 2007, were approximately $0 and $5,616,000, respectively. For the three and nine months ended March 31, 2008 and 2007, the Company received no penalty charges from Tatung but received approximately $248,000 from Tatung for its termination.

Note 11. Income Taxes

The Company recorded provisions for income taxes of $3,326,000 and $11,693,000 for the three and nine months ended March 31, 2008, respectively, and $1,790,000 and $7,105,000 for the three and nine months ended March 31, 2007, respectively. The effective tax rate for the three and nine months ended March 31, 2008 differs from the federal and state statutory rate primarily due to tax exempt interest income, research and development credits, domestic production activities deduction and certain stock compensation expenses for which deferred tax assets cannot be recorded in accordance with SFAS 123(R). The effective tax rate for the three and nine months ended March 31, 2007 differs from the federal and state net statutory income tax rates primarily due to research and development credits, foreign sales corporation tax benefits, domestic production activities deduction and certain stock compensation expenses for which deferred tax assets cannot be recorded in accordance with SFAS 123R.

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

In connection with the regular examination of the Company’s California tax returns for the fiscal years ended June 30, 2002 and 2003 the Franchise tax board has presented certain adjustments to the amounts reflected by the Company on those returns. Although the timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

Note 12. Commitments and Contingencies

Litigation and Claims — The Company has been a defendant in a lawsuit with Digitechnic, S.A., a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial Court found in favor of Digitechnic and awarded damages totaling $1,178,000. The Company accrued for these damages in its consolidated financial statements as of June 30, 2004, as the best estimate of its loss in this situation. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded $11,000 to the Company for legal expenses. Accordingly, the Company reversed the $1,178,000 accrued in fiscal 2005. Digitechnic has appealed the Paris Court of Appeals decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. Pending a new hearing, the trial court ruling is reinstated. In March 2008, the Company posted a bond in the amount of $3,040,000 required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. Although the Company cannot predict with certainty the final outcome of this litigation, it believes the claim to be without merit and intends to continue to defend it vigorously. Management believes that the ultimate resolution of this matter will not result in a material adverse impact on the Company’s results of operations, cash flows or financial position.

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

Lease Commitments — The Company leases a warehouse facility and various equipment under operating leases which expire at various dates through 2016. In February 2008, the Company leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligation of approximately $11.2 million over the next 7.3 years. In addition, the Company leases certain of its equipments under capital leases.

Note 13. Segment Reporting

The Company operates in one operating segment: developing and providing high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

Net sales by geographic region are based on the country to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2008 and 2007, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales:
United States	$79,367	$60,531	$237,127	$179,798
United Kingdom	5,009	6,041	17,263	16,216
Germany	7,776	6,779	21,295	21,540
China	7,619	1,951	9,034	3,454
Rest of Europe	18,619	12,551	51,390	35,854
Rest of Asia	16,293	15,894	47,815	45,165
Other	2,072	1,912	7,713	7,421

	$136,755	$105,659	$391,637	$309,448

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$47,882	35.0%	$38,779	36.7%	$151,463	38.7%	$110,707	35.8%
Serverboards and other components	88,873	65.0%	66,880	63.3%	240,174	61.3%	198,741	64.2%

Total	$136,755	100.0%	$105,659	100.0%	$391,637	100.0%	$309,448	100.0%

Serverboards and other components are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of components done by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described under “Risk Factors” below and in other parts of this Form 10-Q as well as in our other filings with the SEC. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $47.9 million and $151.5 million for the three and nine months ended March 31, 2008, respectively, and $38.8 million and $110.7 million for the three and nine months ended March 31, 2007, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $136.8 million and $391.6 million for the three and nine months ended March 31, 2008, respectively, and $105.7 million and $309.4 million for the three and nine months ended March 31, 2007, respectively. Our net income was $5.0 million and $18.6 million for the three and nine months ended March 31, 2008, respectively, and $4.1 million and $13.8 million for the three and nine months ended March 31, 2007, respectively.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 62.8% and 61.6% of our net sales from products sold to distributors, and 37.2% and 38.4% from sales to OEMs and to end customers for both the three and nine months ended March 31, 2008, respectively. For the three and nine months ended March 31, 2007, we derived approximately 72.8% and 69.1%, respectively, of our net sales from products sold to distributors, and we derived approximately 27.2% and 30.9%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in the three and nine months ended March 31, 2008 and 2007. We derived approximately 58.0% and 60.5% of our net sales from customers in the United States for the three and nine months ended March 31, 2008, respectively, and approximately 57.3% and 58.1% of our net sales from customers in the United States for the three and nine months ended March 31, 2007, respectively. We derived approximately 42.0% and 39.5% of our net sales from customers outside the United States for the three and nine months ended March 31, 2008, respectively, and approximately 42.7% and 41.9% of our net sales from customers outside the United States for the three and nine months ended March 31, 2007, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 5.8% and 5.5% of our net sales for the three and nine months ended March 31, 2008, respectively, compare to approximately 4.9% and 5.1% of our net sales for the three and nine months ended March 31, 2007, respectively.

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

One of our key suppliers is Ablecom, which supplies us with contract design and manufacturing support. For the three and nine months ended March 31, 2008, our purchases from Ablecom represented approximately 27.4% and 26.4% of our cost of sales, respectively, compared to approximately 33.6% and 27.3% of our cost of sales for the three and nine months ended March 31, 2007, respectively. The decrease in percentage of cost of sales was primarily due to our higher costs for serverboards and other components. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We plan to expand our warehousing capacity and our manufacturing relationship with Ablecom in China in an effort to reduce our product costs. Ablecom is expanding operations from Taiwan to a larger facility in China. In addition to providing a larger volume of contract manufacturing services for us, Ablecom will warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. We also solicit input from our customers to understand their future needs as we design and develop our products.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2008, for example, refer to the fiscal year ending June 30, 2008.

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

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to the tax benefit of tax exempt interest income, research and development tax credits and the extraterritorial income exclusion. In future years, we anticipate our effective tax rate will increase due to the phase out of the extraterritorial income exclusion.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to cooperative marketing accruals, investment valuations, inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products ). Credits that we issued pursuant to these provisions were $70,000 and $198,000 for the three and nine months ended March 31, 2008, respectively and $44,000 and $129,000 for the three and nine months ended March 31, 2007, respectively. We do not commit to future price reductions with any of our customers.

We have an immaterial amount of service revenue relating to non-warranty repairs, which is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and, therefore, is not separately disclosed.

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

Impairment of long-term investments. We follow the guidance provided by FSP 115-1/124-1 and Emerging Issues Task Force (EITF) No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statement of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 11 for the impact of FIN 48 on our condensed consolidated financial statements.

Stock-based compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment , using the prospective transition method, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Prior to July 1, 2006, we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted with exercise prices less than the fair value of the underlying common stock at the option grant date. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal 2007. We recorded stock-based compensation expense of $1.0 million and $2.8 million for the three and nine months ended March 31, 2008, respectively, and $0.7 million and $1.7 million for the three and nine months ended March 31, 2007, respectively.

As of March 31, 2008, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $8.4 million, which is expected to be recognized as an expense over a weighted-average remaining period of approximately 4.0 years. Amount related to stock options granted prior to July 1, 2006 was $0.8 million.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.8	82.9	80.8	82.2

Gross profit	18.2	17.1	19.2	17.8

Operating expenses:
Research and development	5.8	4.9	5.5	5.1
Sales and marketing	3.4	3.3	3.3	2.9
General and administrative	2.9	3.1	2.8	2.8

Total operating expenses	12.1	11.3	11.6	10.8

Income from operations	6.1	5.8	7.6	7.0
Interest income	0.2	0.1	0.3	0.1
Interest expense	(0.2)	(0.4)	(0.2)	(0.3)

Income before income tax provision	6.1	5.5	7.7	6.8
Income tax provision	2.4	1.7	3.0	2.3

Net income	3.7%	3.8%	4.7%	4.5%

Comparison of Three Months Ended March 31, 2008 and 2007

Net sales. Net sales increased by $31.1 million, or 29.4%, to $136.8 million from $105.7 million, for the three months ended March 31, 2008 and 2007, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the three months ended March 31, 2008, the approximate number of units sold increased 22.3% to 659,000 compared to 539,000 for the three months ended March 31, 2007. Growth in unit volumes was primarily due to the growth of X7 series motherboards and an increase in sales of chassis and accessories such as memory and disk drives offset in part by lower sales of X6 and P4 motherboards. For the three months ended March 31, 2008, the approximate number of server system units sold increased 20.6% to 41,000 compared to 34,000 for the three months ended March 31, 2007. The average selling price of server system units increased 9.1% to approximately $1,200 in the three months ended March 31, 2008 compared to approximately $1,100 in the three months ended March 31, 2007. Growth in the average selling prices of our server systems was principally driven by an increase in sales of servers to OEMs and end customers, offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $9.1 million or 23.5% from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to higher sales of our OEM and bundled server solutions utilizing our high efficiency power supplies and higher sales of 6000 Series configurations of servers. Sales of server systems represented 35.0% of our net sales for the three months ended March 31, 2008 as compared to 36.7% of our net sales for the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, we derived approximately 62.8% and 72.8%, respectively, of our net sales from products sold to distributors and we derived approximately 37.2% and 27.2%, respectively, from sales to OEMs and to end customers. For the three months ended March 31, 2008, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 58.0%, 17.5%, 5.7% and 17.3%, of our net sales, respectively, as compared to 57.3%, 16.9%, 6.4% and 17.6%, respectively, for the three months ended March 31, 2007.

Cost of sales. Cost of sales increased by $24.3 million, or 27.8%, to $111.9 million from $87.6 million, for the three months ended March 31, 2008 and 2007, respectively. Cost of sales as a percentage of net sales was 81.8% and 82.9% for the three months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and higher inventory write down of $0.5 million. The lower cost of sales as a percentage of net sales was primarily due to higher revenue mix of server systems and newer products. In the three months ended March 31, 2008, we recorded a $2.2 million expense, or 1.6% of net sales, related to the write down of excess and obsolete inventory as compared to $1.7 million, or 1.6% of net sales, in the three months ended March 31, 2007. The increase in the inventory write down was primarily for the Company’s older products.

Research and development expenses. Research and development expenses increased by $2.9 million, or 56.5%, to $8.1 million from $5.1 million, for the three months ended March 31, 2008 and 2007, respectively. Research and development expenses were 5.8% and 4.9% of net sales for the three months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $2.2 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense and an increase of $0.5 million in development costs associated with new products offset in part by an increase of $0.4 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $465,000 and $304,000 for the three months ended March 31, 2008 and 2007, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.1 million, or 32.1%, to $4.6 million from $3.5 million, for the three months ended March 31, 2008 and 2007, respectively. Sales and marketing expenses were 3.4% and 3.3% of net sales for the three months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars and percentage of net sales was primarily due to an increase of $0.8 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense and an increase of $0.2 million in sales consulting fees.

Sales and marketing expenses include stock-based compensation expense of $161,000 and $81,000 for the three months ended March 31, 2008 and 2007, respectively.

General and administrative expenses. General and administrative expenses increased by $0.6 million, or 19.1%, to $3.9 million from $3.3 million, for the three months ended March 31, 2008 and 2007, respectively. General and administrative expenses were 2.9% and 3.1% of net sales for the three months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $0.5 million in consulting fees related to Sarbanes-Oxley 404 (SOX) compliance and an increase of $0.5 million in compensation and benefits, including higher stock-based compensation expense offset in part by a decrease of $0.7 million in legal expenses primarily associated with our defense of certain litigation matters.

General and administrative expenses include stock-based compensation expense of $291,000 and $215,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in general and administrative personnel.

Interest and other expense, net. Interest and other expense, decreased by $0.4 million, or 126.3%, to $(0.1) million from $0.3 million, for the three months ended March 31, 2008 compare to same period in 2007, respectively, of which $0.2 million and $0.4 million was interest expenses for the three months ended March 31, 2008 and 2007, respectively. The net decrease was due to higher interest income of $0.3 million from higher cash and cash equivalent and investment balances primarily as a result of our initial public offering.

Provision for income taxes. Provision for income taxes increased by $1.5 million, or 85.8%, to $3.3 million from $1.8 million, for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate was 39.8% and 30.5% for the three months ended March 31, 2008 and 2007, respectively. The increase of the effective tax rate was the result of the additional benefit of the retroactive reinstatement of federal research and development tax credits during the three months ended March 31, 2007 which was not available for the three months ended March 31, 2008.

Comparison of Nine Months Ended March 31, 2008 and 2007

Net sales. Net sales increased by $82.2 million, or 26.6%, to $391.6 million from $309.4 million, for the nine months ended March 31, 2008 and 2007, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the nine months ended March 31, 2008, the approximate number of units sold increased 25.0% to 2.0 million compared to 1.6 million for the nine months ended March 31, 2007. Growth in unit volumes was primarily due to the growth of X7 and PD series motherboards and an increase in sales of chassis and accessories such as memory and disk drives offset in part by lower sales of X6 motherboards. For the nine months ended March 31, 2008, the approximate number of server system units sold increased 24.2% to 123,000 compared to 99,000 for the nine months ended March 31, 2007. The average selling price of server system units sold increased 9.1% to approximately $1,200 in the nine months ended March 31, 2008 compared to approximately $1,100 in the nine months ended March 31, 2007. Growth in the average selling prices of our server systems was principally driven by an increase in sales of our 5000 Series of server systems and sales of servers to OEMS and end customers, offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $40.8 million or 36.8% from the nine months ended March 31, 2007 to the nine months ended March 31, 2008, primarily due to increases in shipments of servers to OEMs and end customers and 6000 Series configurations of servers, offset in part by lower shipments of AMD servers. Sales of server systems represented 38.7% of our net sales for the nine months ended March 31, 2008 as compared to 35.8% of our net sales for the nine months ended March 31, 2007. For the nine months ended March 31, 2008 and 2007, we derived approximately 61.6% and 69.1%, respectively, of our net sales from products sold to distributors and we derived approximately 38.4% and 30.9%, respectively, from sales to OEMs and to end customers. For the nine months ended March 31, 2008, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 60.5%, 14.5%, 5.4% and 17.5%, of our net sales, respectively, as compared to 58.1%, 15.7%, 7.0% and 16.8%, respectively, for the nine months ended March 31, 2007.

Cost of sales. Cost of sales increased by $62.1 million, or 24.4%, to $316.5 million from $254.4 million, for the nine months ended March 31, 2008 and 2007, respectively. Cost of sales as a percentage of net sales was 80.8% and 82.2% for the nine months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and higher inventory write down of $3.8 million. The lower cost of sales as a percentage of net sales was primarily due to higher revenue mix of server systems and newer products. In the nine months ended March 31, 2008, we recorded a $6.7 million expense, or 1.7% of net sales, related to the write down of excess and obsolete inventory as compared to $2.9 million, or 0.9% of net sales, in the nine months ended March 31, 2007. The increase in the inventory write down was primarily for the Company’s AMD DDRI products.

Research and development expenses. Research and development expenses increased by $6.1 million, or 39.0%, to $21.7 million from $15.6 million for the nine months ended March 31, 2008 and 2007, respectively. Research and development expenses were 5.5% and 5.1% of net sales for the nine months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $4.9 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense and an increase of $1.0 million in development costs associated with new product, SuperBlades offset in part by an increase of $1.1 million in non-recurring engineering funding from certain suppliers and customers. The increase in personnel was primarily related to expanded product development initiatives.

Research and development expenses include stock-based compensation expense of $1,220,000 and $785,000 for the nine months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

Sales and marketing expenses. Sales and marketing expenses increased by $3.9 million, or 43.7%, to $12.9 million from $9.0 million, for the nine months ended March 31, 2008 and 2007, respectively. Sales and marketing expenses were 3.3% and 2.9% of net sales for the nine months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars and percentage of net sales was primarily due to an increase of $2.4 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, an increase of $0.3 million in marketing co-op funding to customers, an increase of $0.2 million in advertising and promotion expenses, an increase of $0.2 million in freight out costs and a decrease of $0.2 million in marketing co-op funding from vendors.

Sales and marketing expenses include stock-based compensation expense of $453,000 and $270,000 for the nine months ended March 31, 2008 and 2007, respectively.

General and administrative expenses. General and administrative expenses increased by $2.0 million, or 22.9%, to $10.8 million from $8.8 million, for the nine months ended March 31, 2008 and 2007, respectively. General and administrative expenses were 2.8% of net sales for both the nine months ended March 31, 2008 and 2007. The increase in absolute dollars was primarily due to an increase of $1.5 million in compensation and benefits, including higher stock-based compensation expense, an increase of $0.9 million in consulting fees related to SOX compliance, $0.6 million for accrued claims and $0.3 million in professional fees to support being a public company offset in part by a decrease of $1.8 million in legal expenses primarily associated with our defense of certain litigation matters.

General and administrative expenses include stock-based compensation expense of $822,000 and $450,000 for the nine months ended March 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in general and administrative personnel.

Reversal of litigation loss. Loss from litigation decreased by $0.1 million to zero for the nine months ended March 31, 2008 compare to same period in 2007, respectively. The decrease was due to the final settlement of export control matter at less than the estimated loss amount.

Interest and other expense, net. Interest and other expense, net, decreased by $1.4 million, or 167.2%, to $(0.6) million from $0.9 million, for the nine months ended March 31, 2008 compare to same period in 2007, respectively, of which $0.7 million and $1.0 million was interest expenses for the nine months ended March 31, 2008 and 2007, respectively. The decrease was due to higher interest income of $1.1 million from higher cash and cash equivalent and investment balances primarily as a result of our initial public offering.

Provision for income taxes. Provision for income taxes increased by $4.6 million, or 64.6%, to $11.7 million from $7.1 million, for the nine months ended March 31, 2008 and 2007, respectively. The effective tax rate was 38.6% and 33.9% for the nine months ended March 31, 2008 and 2007, respectively. The increase of the effective tax rate was the result of the decreased benefit of federal research and development tax credits and foreign income deductions relative to our higher taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short-term investments were $41.8 million and $65.9 million as of March 31, 2008 and June 30, 2007, respectively.

Operating Activities. Net cash provided by operating activities was $9.3 million and $9.6 million for the nine months ended March 31, 2008 and 2007, respectively. Net cash provided by our operating activities in the nine months ended March 31, 2008 was primarily due to our net income of $18.6 million, an increase in accounts payable of $17.1 million, an increase in the provision for inventory of $6.7 million, an increase in the allowance for sales returns of $4.2 million, an increase in income tax payable of $3.6 million and an increase in other long-term liabilities of $3.4 million relating to our FIN48 liability, which was substantially offset by an increase in inventory of $33.3 million and an increase in accounts receivable of $13.0 million. Net cash provided by our operating activities in the nine months ended March 31, 2007 was primarily due to our net income of $13.8 million, an increase in accounts payable of $14.2 million, an increase in accrued liabilities of $5.5 million and an increase in the allowance for sales returns of $3.0 million, an increase in the provision for inventory of $2.9 million, which was substantially offset by an increase in inventory of $18.2 million and an increase in accounts receivable of $13.6 million. The increases for the nine months ended March 31, 2008 and 2007 in accounts receivable, sales returns, inventory and accounts payable were primarily due to growth in net sales during the periods as a result of new product introductions, increased sales of existing server systems and components and increased purchases from our suppliers. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

Investing activities. Net cash used in our investing activities was $20.3 million and $2.6 million for the nine months ended March 31, 2008 and 2007, respectively. Of these amounts, $22.4 million in the nine months ended March 31, 2008 was related to the purchase of investments in auction rate securities and variable rate demand notes and $18.8 million in the nine months ended March 31, 2008 was related to the proceeds from maturity of the investments in auction rate securities and variable rate demand notes, and $15.1 million was related to the purchases of property and equipment to support the Company’s growth. Net cash used in investing activities in the nine months ended March 31, 2007 was due to an increase in purchases of property, plant and equipment of $2.6 million. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We do expect to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business and meeting regulatory requirements associated with being a public company.

Financing activities. Net cash provided by (used in) our financing activities was $1.5 million and $(2.6) million for the nine months ended March 31, 2008 and 2007, respectively. In the nine months ended March 31, 2008, $2.4 million was related to the proceeds from the exercise of stock options. In the nine months ended March 31, 2007, $3.3 million was related to the payment of our initial public offering costs. We repaid $1.2 million and $0.5 million in loans for the nine months ended March 31, 2008 and 2007, respectively.

We have historically generated cash from our operating activities as we have grown. We expect to experience continued growth in our working capital requirements as we continue to expand our business. We intend to fund this continued expansion though cash generated by operations. We anticipate that working capital will constitute a material use of our cash resources. We have sufficient cash on hand to continue to operate in the next 12 months.

Other factors affecting liquidity and capital resources

We have entered into four building loans to purchase three facilities located in San Jose, California. Total balance outstanding on these loans was $10.4 million as of March 31, 2008. The first loan was entered into in March 2001 under which we borrowed $8.7 million. The second loan was entered into in April 2004 under which we borrowed $4.3 million. The third and fourth loans were entered into in September 2005 under which we borrowed a total of $7.9 million. The first loan was paid off on May 15, 2007 for $7.2 million including a pre-payment penalty of $69,000, and the fourth loan was paid off on October 17, 2007 for $1.0 million including a pre-payment penalty of $46,000. The two remaining loans  require us to comply with customary covenants related to business and financial condition. They also have customary restrictions on business and financial activity in which we cannot engage without the prior written consent of the bank. For example, under the terms of the building loans, we generally may not, without the lenders’ prior written consent, incur certain indebtedness and liens, engage in business activities substantially different from our present business, liquidate or dissolve our business, lease or dispose of all or a substantial part of our business or assets, sell assets for less than fair market price, enter into any consolidation, merger or other business combination, or make certain loans, acquisitions and guaranties.

On October 15, 2007, we closed the escrow and used approximately $11.3 million of the net proceeds from our initial public offering to purchase land and a building at 880 Fox Lane in San Jose, California to support our growth.

In addition, we have historically paid a majority of our vendors within 25 to 100 days of invoice and Ablecom between 45 and 160 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of March 31, 2008 and June 30, 2007 amounts owed to Ablecom by us were approximately $35.2 million and $26.1 million, respectively.

We have entered into arrangements with certain financing companies that have committed to pay us in a specified period after shipment to customers for sales transactions that have been approved by these financing companies prior to shipment. At March 31, 2008 and June 30, 2007, approximately $1,379,000 and $982,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. See Note 8 of “Notes to Condensed Consolidated Financial Statements.”

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

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligation of approximately $11.2 million over the next 7.3 years.

As of March 31, 2008, the Company held approximately $17.6 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing our interest in auction rate student loans guaranteed by the Federal Family Education Loan Program (“FFELP”) and auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA at March 31, 2008. The stated maturity dates of these auction-rates securities may be one year or more beyond the balance sheet date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2008 and recorded an unrealized loss of $636,000.

Although the Company has the financial ability and intent to hold its investments in auction rate securities until successful auctions occur, a buyer is found outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they have not become other-than-temporarily impaired subsequent to March 31, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2008 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$1,514	$3,716	$3,506	$4,435	$13,171
Capital leases, including interest	50	32	—	—	82
Building loans, including interest	953	1,906	1,906	13,412	18,177
License arrangement	450	900	900	1,200	3,450
Purchase commitments	15,585	—	—	—	15,585

Total	$18,552	$6,554	$6,312	$19,047	$50,465

As discussed in Note 11 to the Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of July 1, 2007. At July 1, 2007, we had a liability for unrecognized tax benefits and an accrual for the related interest totaling $3.9 million. The Company has not provided a detailed estimate of the payment timing due to the uncertainty of when the related tax settlements are due.

In February 2008, we leased a warehouse facility under an operating lease that expires in August 2015. This warehouse facility currently occupies approximately 246,000 square feet of office space in Fremont, California with total payment obligation of approximately $11.2 million over the next 7.3 years.

We expect to fund these obligations from our ongoing operations and the proceeds of our cash on hand.

Recently Issued Accounting Standards

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

FAS 157

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the effects that FASB 157 will have on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments and certificates of deposit which they are reasonably expected to be realized in cash or sold during the normal operating cycle of the business. Our long-term investments have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations. As of March 31, 2008, our investments were in money market funds, certificates of deposit and auction rate securities.

We had $10.4 million of indebtedness under our credit facilities as of March 31, 2008 and $11.6 million of indebtedness under our credit facilities as of June 30, 2007. The annual interest rate on our credit facilities is based on various indexes as defined in the loan agreements. At March 31, 2008 and June 30, 2007, the interest rates ranged from 5.77% to 7.23%. An immediate 10% increase or decrease in the index rates would not have a material effect on our interest expense.

Liquidity Risk

As of March 31, 2008, the Company held approximately $17.6 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing our interest in auction rate student loans guaranteed by the Federal Family Education Loan Program (“FFELP”) and auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA at March 31, 2008. The stated maturity dates of these auction-rates securities may be one year or more beyond the balance sheet date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2008 and recorded an unrealized loss of $636,000.

Although, the Company has the financial ability and intent to hold its investments in auction rate securities until successful auctions occur, a buyer is found outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they have not become other-than-temporarily impaired subsequent to March 31, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange loss (gain) was $44,000 and $71,000 for the three and nine months ended March 31, 2008, respectively, and $(19,000) and $(7,000) for the three and nine months ended March 31, 2007, respectively.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and instructions for this Quarterly Report on Form 10-Q, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that, due to the material weakness described below, the Company did not have effective disclosure controls and procedures as of the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We had a material weakness in the operation of controls designed to ensure the proper classification of amounts in the statement of cash flows. Specifically, management had determined its level of review of the classification of amounts in the statement of cash flows was not sufficiently detailed to detect material errors and this represented a material weakness in the operating effectiveness of internal controls over financial reporting.

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

During the quarter ended March 31, 2008, management began to implement procedures to review the preparation of the statement of cash flows and classifications within such statement at a greater level of detail to address the weakness. Except for the commencement of such remediation plan, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to a suit brought by Digitechnic, S.A. which was filed in the Bobigny Commercial Court in Paris, France in 1999. The claims involve allegations of damages stemming from allegedly defective products. In September 2003, the Bobigny Commercial Court awarded damages of approximately $1.2 million against us. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded costs to us. Digitechnic appealed the decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. Pending a new hearing, the trial court ruling is reinstated. In March 2008, the Company posted a bond in the amount of $3,040,000 required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. Although we cannot predict with certainty the final outcome of this litigation, we believe the claim to be without merit and intend to continue to defend it vigorously.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2007 have not materially changed except for the addition of a new risk factors entitled: “Our business and operations are especially subject to the risks of earthquakes other natural catastrophic events;” “We invest in auction rate securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value and liquidity of our assets;” and “We are currently not in compliance with certain Nasdaq independent director requirements and failure to gain compliance could jeopardize our continued Nasdaq listing.” Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

We expect that selling our server solutions to larger customers will create new challenges. No one customer represented 10% or more of our revenues for fiscal years 2007 and 2006 or the three and nine months ended March 31, 2008 and 2007. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Historically, a substantial majority of our revenues have resulted from sales of our server solutions through third party distributors and resellers, which sales accounted for approximately 62.8% and 61.6% of our net sales in the three and nine months ended March 31, 2008, respectively, compared to approximately 72.8% and 69.1% of our net sales in the three and nine months ended March 31, 2007, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided promotional goods or made short-term pricing concessions. The discontinuation of promotional goods or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. We recorded inventory write-downs charged to cost of sales of $2.2 million and $6.7 million for the three and nine months ended March 31, 2008, respectively, for excess and obsolete inventory. We recorded inventory write-downs charged to cost of sales of $1.7 million and $2.9 million for the three and nine months ended March 31, 2007, respectively, for excess and obsolete inventory.

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

We use Ablecom Technology, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain other components. Our purchases from Ablecom represented approximately 27.4% and 26.4% of our cost of sales for the three and nine months ended March 31, 2008, respectively, and approximately 33.6% and 27.3% of our cost of sales for the three and nine months ended March 31, 2007, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company. Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own approximately 30.7% of Ablecom’s outstanding common stock. Charles Liang served as a director of Ablecom during our fiscal 2006, but is not currently serving in such capacity. In addition, Yih-Shyan (Wally) Liaw, our Vice President of International Sales and Secretary, and a director, and his wife jointly own approximately 5.2% of Ablecom’s outstanding common stock, and collectively, Mr. Charles Liang, Ms. Liang, Mr. Liaw, Mr. Steve Liang and relatives of these individuals own over 80% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders, and Mr. Liaw, as an officer, director and significant stockholder, of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed. Historically, transactions with Ablecom were not approved by an independent committee of our board of directors as we had no independent directors.

We use Adaptec for contract manufacturing services. We purchase Adaptec drivers that are developed and configured for us, and concurrently sell our server systems and components to Adaptec. In the three and nine months ended March 31, 2008, we purchased contract manufacturing services and products, respectively, from Adaptec totaling approximately $1.3 million and $4.2 million, respectively, and sold products to Adaptec totaling approximately $0.5 million and $2.1 million, respectively. In the three and nine months ended March 31, 2007, we purchased contract manufacturing services and products from Adaptec totaling approximately $0.8 million and $5.1 million, respectively, and sold products to Adaptec totaling approximately $0.9 million and $4.5 million, respectively. Since Adaptec is both a customer and vendor, the terms and conditions of our business agreements with them may not be as favorable, individually or in aggregate, as we may be able to receive from unrelated third parties, and we may not be as strongly enforce our rights under these agreements. In addition, if a dispute were to arise under our agreement to sell our products to Adaptec, the dispute could lead to disruption or termination of the provision of services or products by them to us. This could compromise our ability to satisfy customer orders on a timely basis, if at all, or we may incur significant costs in establishing an agreement with a new vendor, the terms of which may not be as favorable as those in our agreements with Adaptec. In that event, our net sales, margins and earnings could suffer. At the same time, if a dispute were to arise under our agreement to purchase contract manufacturing services or products from Adaptec, the dispute may cause them to reduce or terminate their purchases of our products, thereby reducing our revenues.

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.5% of our outstanding common stock as of March 31, 2008. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

As of March 31, 2008, the Company held approximately $17.6 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing our interest in auction rate student loans guaranteed by the Federal Family Education Loan Program (“FFELP”) and auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA at March 31, 2008. The stated maturity dates of these auction-rates securities may be one year or more beyond the balance sheet date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2008 and recorded an unrealized loss of $636,000.

Although, the Company has the financial ability and intent to hold its investments in auction rate securities until successful auctions occur, a buyer is found outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they have not become other-than-temporarily impaired subsequent to March 31, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our internal control over financial reporting, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, commencing with the fiscal year ending June 30, 2008, our management will be required to report on the effectiveness of our internal control over financial reporting in each of our annual reports. In addition, our independent auditors must attest to and report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 have required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal control over financial reporting, which will result in continued commitment of significant financial and managerial resources.

We recently identified a material weakness in the operation of controls designed to ensure that changes in classification of amounts, or classifications of amounts associated with new transactions, between cash flows from operating activities, investing activities and financing activities in the condensed consolidated statement of cash flows are appropriate. Although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, in future periods we may discover areas of our internal controls that need improvement, and our management may encounter problems or delays in completing the implementation and maintenance of any such improvements necessary to make a favorable assessment of our internal controls over financial reporting. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting as of June 30, 2008, or our independent auditors may be unable to provide an unqualified attestation report on our internal control over financial reporting. If this occurs, investor confidence and our stock price could be adversely affected.

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

Risks Related to Owning Our Stock

We are currently not in compliance with certain Nasdaq independent director requirements and failure to gain compliance could jeopardize our continued Nasdaq listing.

As a result of the unexpected death of one of our independent directors, the Company no longer fully complies with NASDAQ’s independent director and audit committee requirements. We have received notice that we must regain full compliance by adding a new outside director before the earlier of our next annual stockholders’ meeting or March 25, 2009 or, if the next annual stockholders’ meeting is held before September 22, 2008, no later than September 22, 2008. If we fail to regain compliance within such time period, our Common Stock may be subject to de-listing from Nasdaq.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of March 31, 2008, we had approximately 32.3 million shares of common stock outstanding. Substantially all of these shares are eligible for sale in the public market, including approximately 9.9 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 13.2 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of May 9, 2008, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 40.0 percent of our common stock outstanding. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2008.

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

SUPER MICRO COMPUTER, INC.

Dated: May 15, 2008	/s/ Charles Liang
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: May 15, 2008	/s/ Howard Hideshima
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)