Form 10-K
period 2008-06-30
Super Micro Computer, Inc.
filed 2008-09-02
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2007, as reported by the Nasdaq Global Market, was approximately $162,008,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 18, 2008, 33,075,010 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

This section and other parts of this Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described under “Risk Factors” below and in other parts of this Form 10-K as well as in our other filings with the SEC. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.	Business

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete rackmount and blade server systems as well as components. We offer our clients a high degree of flexibility and customization by providing what we believe to be the industry’s broadest array of server components, which are interoperable and can be configured to create complete server systems. Our server systems and components are architected to provide high levels of reliability, quality and scalability, thereby enabling benefits in the areas of performance, thermal management, power efficiency and total cost of ownership. We base our solutions on open standard components, such as processors from Intel and AMD and our solutions can run on the Linux and Windows operating systems.

We perform the majority of our research and development efforts in-house, which increases the communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard materials to develop proprietary components, such as serverboards, chassis, power supplies and networking / storage devices. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver customized solutions based upon customers’ application requirements. As of June 30, 2008, we offered over 2,400 SKUs, including SKUs for server systems, serverboards, chassis and power supplies and other system accessories.

We sell our server systems and components primarily through distributors, which include value added resellers and system integrators, and to a lesser extent to OEMs as well as through our direct sales force. During fiscal year 2008, our products were purchased by over 500 customers, most of which are distributors in approximately 76 countries. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2008, 2007 and 2006, our net sales were $540.5 million, $420.4 million and $302.5 million, respectively and our net income was $25.4 million, $19.3 million and $16.9 million, respectively.

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

Evolution of Open Systems and Scale-out Computing

Computing architectures are continuing to evolve to meet this rapidly growing demand for computing capacity. As businesses increasingly require solutions that provide flexibility and scalability in a cost effective manner, they are moving away from traditional proprietary computing solutions toward open system servers with x86 based architectures using either Linux or Windows operating systems. Businesses are building upon this modular and open system concept to create what are commonly referred to as scale-out computing architectures. These scale-out architectures typically consist of open standard components that are assembled into modular computing systems and organized into clustered or rackmount server configurations. These systems, other than blade servers, are designed to comply with a set of industry standard specifications that are referred to as Server

System Infrastructure, or SSI. Currently, there are not yet agreed upon SSI standards for blade servers and our development methodology for blade servers is to focus on the superset of SSI (called Super-SSI), so that our products can accommodate our own proprietary design as well as industry open standard. Scale-out computing enables businesses to add computing capacity incrementally as their needs arise without significantly disrupting existing systems, providing greater flexibility and scalability and improving total cost of ownership over earlier generations of server systems.

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

The Super Micro Solution

We design, develop, manufacture and sell application optimized, high performance server solutions based upon an innovative, modular and open-standard x86 architecture. Our primary competitive advantages arise from how we use our integrated internal research and development organization to develop the intellectual property used in our server solutions. These have enabled us to develop a set of design principles and performance specifications that we refer to as Super SSI that meet industry standard SSI requirements and also incorporate advanced functionality and capabilities. Super SSI provides us with greater flexibility to quickly and efficiently develop new server solutions that are optimized for our customers’ specific application requirements. Our modular architectural approach has allowed us to offer our customers interoperable designs across all of our components. This modular approach, in turn, enables us to provide what we believe to be the industry’s largest array of server systems and components.

Flexible and Customizable Server Solutions

We provide flexible and customizable server solutions to address the specific application needs of our customers. Our design principles allow us to aggregate industry standard materials to develop proprietary components, such as serverboards, chassis and power supplies to deliver a broad range of products with superior features. Each component is built to be backward compatible. We believe this building block approach allows us to provide a broad range of SKUs. As of June 30, 2008, we offered over 2,400 SKUs, including SKUs for rackmount and blade server systems, serverboards, chassis and power supplies and other system accessories.

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

Improved Power Efficiency and Thermal Management

Our server solutions include many design innovations to optimize power consumption and manage heat dissipation. We have designed flexible power management systems which customize or eliminate components in an effort to reduce overall power consumption. We have proprietary power supplies that can be integrated across a wide range of server system form factors which can significantly enhance power efficiency. For example, our recently developed 560 watts power supply has been the first certified Silver-Level 1U multiple output power supply in the industry. We have also developed technologies that are specifically designed to reduce the effects of heat dissipation from our servers. Our thermal management technology allows our products to achieve a superior price-to-performance ratio while minimizing energy costs and reducing the risk of server malfunction caused by overheating.

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

Further Develop Existing Markets and Expand Into New Markets

We intend to strengthen our relationships with existing distribution and OEM partners and add new distributors. We will continue to target specific industry segments that require application optimized server solutions including data center environments, financial services, oil and gas exploration, biotechnology, entertainment and embedded applications. We plan to expand our reach geographically, particularly in the Asia Pacific region and Europe.

Strengthen Our Relationships with Suppliers and Manufacturers

Our efficient supply chain and outsourced manufacturing allow us to build systems to order that are customized, while minimizing costs. We plan to continue leveraging our relationships with suppliers and contract manufacturers in order to maintain and improve our cost structure as we benefit from economies of scale. We intend to continue to source non-core products from external suppliers. We also believe that as our solutions continue to gain greater market acceptance, we will generate growing and recurring business for our suppliers and contract manufacturers. We believe this increased volume will enable us to receive better pricing and achieve higher margins. We believe that a highly disciplined approach to cost control is critical to success in our industry. For example, we continue to expand our warehousing capacity in Asia through our relationship with Ablecom Technology, Inc., one of our major contract manufacturers and a related party, so that we continue to deliver products to our customers in Asia and elsewhere more quickly and in higher volumes.

Advanced Blade Server Technology

To meet the emerging demand for blade servers, we have developed and introduced a high-performance blade server solution, called SuperBlade. Our SuperBlade server systems are designed to share a common computing infrastructure, thereby saving additional space and power. Our SuperBlades are self-contained servers designed to achieve industry leading density and superior performance per square foot at a lower total cost of ownership. The SuperBlade server system enclosure provides power, cooling, networking, various interconnects and system-level management and supports both Intel Xeon and AMD Opteron processors. By creating a range of unique blade server offerings, we provide our customers with solutions that can be customized to fit their needs. In addition, the SuperBlade power supplies provide up to 93% efficiency, which is currently considered the highest AC power supply efficiency providing extreme electricity cost saving. We believe that our SuperBlade server system provides industry leading density, memory expandability, reliability, price-to-performance per square foot and energy saving.

Products

We offer a broad range of application optimized server solutions, including complete rackmount and blade server systems and components which customers can use to build complete server systems. The diagram below depicts how end customers typically deploy Supermicro servers within their networks. Our servers are deployed in several configurations within two areas of an enterprise network:

Headquarters: Enterprises build large scalable server farms at the enterprise gateway to run many of the most demanding applications and to provide basic computational infrastructure. Enterprises typically deploy our rackmount servers in order to save floor space and enable rapid deployment of additional server capacity as computing demands increase. Enterprises may also choose to deploy our tower servers in a clustered configuration, which combines the processing capability of multiple standalone, or tower servers such that they act like a single, large computer in order to accomplish computationally intensive tasks in a more cost-effective manner.

Branch: Within branch office data rooms, servers are deployed in rackmount configurations, in order to simplify the upgrade of servers or to swap out faulty servers, minimizing network downtime and making the management of the server infrastructure easier to maintain for branch offices with less specialized IT staffs. Also, within branch office workgroups, enterprises typically deploy our tower servers to accomplish basic office functions such as centralizing printing jobs, serving files and running local e-mail and other messaging applications.

Server Systems

We sell server systems in rackmount, standalone tower and blade form factors. We currently offer a complete range of server options with single, dual and quad CPU capability supporting Intel Pentium and Xeon multi-core architectures in 1U, 2U, 3U, 4U, tower and blade form factors. We also offer complete server systems based on AMD dual and quad Opteron in 1U, 2U, 4U and blade form factors. As of June 30, 2008, we offered over 550 different server systems. For each system, we offer multiple chassis designs and power supply options to best suit customer requirements. We also offer multiple configurations based on our latest generation systems with most comprehensive selections of chassis and serverboards. A majority of our most common systems are also available in minimum 1U or 1/2 depth form factors which are approximately one half of the size of standard sized rackmount servers.

The figure below depicts a typical rackmount server and the different components that we typically optimize for our customers. The layout presented is for illustrative purposes only and does not represent the typical layout of all our servers.

A.	Chassis: Industry standard 1U rackmount chassis that permits server interoperability while efficiently housing key server components

B.	Power Supply: Cost effective, high efficiency AC/DC energy saving power supply

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

G.	Thermal Management: PWM Counter rotating and redundant fans control, provide optimum cooling and energy saving and dissipation of server component heat

H.	Hard Disk Drives: Storage medium for operating system, applications and data. We offer “power-on” hot-swappable capability

Below is a table that summarizes the most common server configurations purchased by our customers. We also design and build other customized systems using these and other building blocks to meet specific customer requirements.

Server System Model	CPU	Memory	Drive Bays	Form Factor	SKUs

5000 Series	Pentium D, Pentium 4	Unbuffered DDRII	1 to 4 drives	1U, Mid-tower	104 models

6000 Series	Dual Xeon (Dual/Quad Core)	FB-DIMM DDRII, ECC Registered DDRII	1 to 16 drives	1U, 2U, 3U	207 models

7000 Series	Dual Xeon (Dual/Quad Core)	FB-DIMM DDRII, ECC Registered DDRII	1 to 8 drives	4U, Tower	57 models

8000 Series	Quad Xeon (Quad/Six Core)	FB-DIMM DDRII, ECC Registered DDRII	1 to 6 drives	1U, 2U , 4U, Tower	8 models

1000 Series	Dual/Quad Opteron (Dual/Quad Core)	ECC Registered DDR	1 to 4 drives	1U	53 models

2000 Series	Dual Opteron (Dual/Quad Core)	ECC Registered DDR	1 to 6 drives	2U	15 models

4000 Series	Dual/Quad Opteron (Dual/Quad Core)	ECC Registered DDR	1 to 8 drives	4U, Tower, Mid- tower	19 models

SuperBlade	Dual Xeon (Quad Core), Dual/Quad Opteron (Quad Core)	FB-DIMM DDRII, ECC Registered DDRII	1 to 6 drives	Blade	13 models

We offer a variety of server storage options depending upon the system, with disk drive alternatives including small computer system interface, or SCSI, serial advanced technology attachment, or SATA, Intelligent Drive Electronics, or IDE, and serial attached SCSI, or SAS.

In addition to our server systems, we also offer Supermicro Intelligent Management, or SIM, card solutions which are sold as part of our server systems. Our SIM card implements the industry standard Intelligent Platform Management Interface, or IPMI 2.0 to provide remote access, system monitoring and administration functionality for our server platforms. Our SIM card includes key capabilities such as remote hardware status, failure notification, as well as the ability to power-cycle non-responsive servers and to manage the system through out-of-band network or KVM (keyboard, video and mouse) functionality over LAN. Our SIM solutions enable server administrators to view a server’s hardware status remotely, receive an alarm automatically when a failure occurs, and power cycle a system that is non-responsive. Our Intelligent Management module monitors onboard instrumentation such as temperature sensors, power status, voltages and fan speed, and provides remote power control capabilities to reboot and reset the server. It also includes remote access to the Basic Input/Output System, or BIOS, configuration and operating system console information. The monitoring and control functions work independently of the CPU because the SIM card is a completely separate processor. Data center administrators can gain full remote access to control the BIOS, utilities, operating systems and software applications. In summary, our SIM solutions include the following key features:

•	embedded processor to provide out of band KVM capabilities thereby extending the use of a single keyboard, monitor and mouse to the entire network;

•	enhanced authentication support to establish secure remote sessions and authenticate users;

•	enhanced encryption support to allow secure remote password configuration and protect sensitive system data when it is transferred over the network;

•	Power management for the remote power on/off; and

•	Virtual Media for booting from Virtual CD-ROM, floppy over LAN, etc.

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

Serverboards

We design our serverboards with the latest chipset and networking technologies. Each serverboard is designed and optimized to adhere to specific physical, electrical and design requirements in order to work with certain combinations of chassis and power supplies and achieve maximum functionality. For our rackmount server systems, we not only adhere to SSI specifications, but our Super SSI specifications provide an advanced set of features that increase the functionality and flexibility of our products. The following table displays our serverboard offerings for X7 (Intel’s generation of Dual and Quad Core Xeon 5000/5100 series), X6 (Intel’s 800Mhz Front Side Bus generation of Dual and Quad Xeon solutions), X5 (Intel’s 533Mhz Front Side Bus generation of Dual Xeon solutions), P-series (Intel’s single processor solutions) and H8 (AMD’s Dual and Quad Core Opteron 200 and 800 series). As of June 30, 2008, we offered more than 300 SKUs for serverboards.

Below is a table that summarizes the most common serverboard configurations purchased by our customers.

Serverboard Model	CPU	System Bus	Form Factor	Memory	SKUs

X7 Series	Dual Xeon (Dual/Quad Core)	1333/1066/667 MHz	Advanced Technology Extended (ATX)/ Extended ATX (EATX)	Fully Buffered- DIMM DDRII	93 models

X6 Series	Dual/Quad Xeon	800 MHz	ATX/EATX	ECC Registered DDRII	62 models

X5 Series	Dual Xeon	533 MHz	ATX/EATX	DDR	11 models

PD, P8 & C2 Series	Pentium D (Dual/Quad Core)	1333/1066/800/533 MHz	ATX/ Micro Advanced Technology Extended (MATX)	Unbuffered DDRII	62 models

H8 Series	Dual/Quad Opteron (Dual Core)	Hypertransport	ATX/EATX	ECC Registered DDR/ DDRII	62 models

Chassis and Power Supplies

Our chassis are designed to efficiently house our servers while maintaining interoperability, adhering to industry standards and increasing output efficiency through power supply design. We believe that our latest generation of power supplies achieves the maximum power efficiency available in the industry. In addition, we have developed a remote management system that offers the ability to stagger the start up of systems and reduce the aggregate power draw at system boot to allow customers to increase the number of systems attached to a power circuit. We design DC power solutions to be compatible with data centers that have AC, DC or AC and DC based power distribution infrastructures. We believe our unique power design technology reduces power consumption by increasing power efficiency up to 90%+, which we believe is among the most efficient available in the industry. Our server chassis come with hot-plug, heavy-duty fans, fan speed control and an advanced air shroud design to maximize airflow redundancy.

The table below depicts some of our chassis product offerings including the 500-series (front I/O options and space constrained environments), 800-series (most widely used for single, dual and quad processor servers and storage systems), 700-series (Tower, 4U rackmount servers and workstations), 900-series (for high-density storage applications) and 100/200-series (for 2.5” hard disk drives server and storage) chassis products. These chassis solutions offer redundant power, cold swap power supply, redundant cooling fan options and high efficiency AC and DC power combinations. As of June 30, 2008, we offered more than 550 SKUs for chassis and power supplies.

Below is a table that summarizes the most common chassis configurations purchased by our customers.

Chassis Model	CPU Support	Expansions	Drive Bays	Power Supply	Form Factor	SKUs

SC100 Series	Xeon, Pentium D, Pentium 4	1 to 3 FL	4 to 8 drives (2.5” HDD)	560W 650W–redundant	1U, Mini-1U	5 models

SC200 Series	Xeon, Pentium D, Pentium 4	7 LP	16 to 24 drives (2.5” HDD)	900W–redundant	2U	4 models

SC500 Series	Xeon, Pentium D, Pentium 4, Opteron	1 FH	1 internal drive	200W–520W	Mini-1U	40 models

SC700 Series	Xeon, Pentium D, Pentium 4, Opteron	7 FL	7 to 8 drives	300W 1200W–redundant	4U, Tower, Mid-tower	97 models

SC800 Series	Xeon, Pentium D, Pentium 4, Opteron, Quad Processer	various configurations	2 to 24 drives	260W–1200W– redundant	1U, 2U, 3U, 4U	311 models

SC900 Series	Xeon, Pentium D, Pentium 4	6 to 7 FL	15 drives	650W 900W–redundant	3U, 4U, Tower	28 models

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disc drives that generally are third party developed and manufactured products that we resell without modification. As of June 30, 2008, we offered more than 1,000 SKUs for other system accessories.

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

Our rackmount and tower server solutions are based on our Super SSI architecture, which incorporates proprietary I/O expansion, thermal and cooling design features as well as high-efficiency power supplies. For example, our 1U servers now offer up to 5 I/O expansion slots with up to 16 DIMM slots to accommodate up to 64GB of memory, which, prior to Super SSI, was only possible in a 2U chassis. We also achieved higher memory densities by designing customized serverboards to include 16 memory slots without sacrificing I/O expansion capability. The result is what we believe to be a superior serverboard design that provides our customers with increased flexibility for their new and legacy add-on card support and the ability to keep up with the growing memory requirements needed to maintain system performance requirements.

Our latest chassis designs include advanced cooling mechanisms such as proprietary air shrouds to help deliver cool air directly to the hottest components of the system resulting in improved cooling efficiency and consequently increased system reliability. Our newest generation of power supplies incorporates advanced design features that provide what we believe to be the highest level of efficiency in the industry and therefore reduce overall power consumption. Our advanced power supply solutions include volume shipments of the industry’s first and only currently available 1U chassis and servers with up to 90%+ power efficiency.

Our 1U Twin™ product line optimized for density, performance and efficiency, and has been rapidly adopted by customers and other manufacturers.

Research and Development

We have over 15 years of research and development experience in server component design and in recent years, have devoted additional resources to the design of server systems. Our engineering staff is responsible for the design, development, quality, documentation and release of our products. We continuously seek ways to optimize and improve the performance of our existing product portfolio and introduce new products to address market opportunities. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We are determined to continue to reduce our design and manufacturing costs and improve the performance, cost effectiveness and thermal and space efficiency of our solutions.

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

We believe that the combination of our focus on internal research and development activities, our close working relationships with chipset vendors and our modular design approach allow us to minimize time-to-market. Since January 2005, we believe we were the first to introduce the following new technologies to the market:

•	a multi-core Xeon architecture with 64 GB main memory capability;

•	server solutions with a 1U configuration with high density I/O capability typically found in a 2U configuration, as well as a 5 I/O expansion card in a 1U configuration;

•	configuration server solutions with a serial attached SCSI storage option capability with SCSI enclosure services, or SES2, for alerting users to drive temperature and fan failures;

•	1U Twin™ design allows two DP boards configured in a 1U chassis which increases the density and reduces the power consumption; and

•	The industry first 1U multiple-output silver-level certified power supply supporting our 2.5” HDD server / storage solutions.

As of June 30, 2008, we had 304 employees and one engineering consultant dedicated to research and development. Our total research and development expenses were $30.5 million, $21.2 million and $15.8 million for fiscal years 2008, 2007 and 2006, respectively.

Sales, Marketing and Customer Service

To execute our strategy, we have developed a sales and marketing program which is primarily focused on indirect sales channels. As of June 30, 2008, our sales and marketing organization consisted of 92 employees and 14 independent sales representatives in 14 locations worldwide.

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

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors and OEMs. Our international sales efforts are supported both by our international offices in the Netherlands and Taiwan as well as by our U.S. sales organization. Sales outside of the U.S. represented 39.6%, 40.8% and 41.5% of net sales in fiscal years 2008, 2007 and 2006, respectively.

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

Customer Service

We provide customer support for our blade and rackmount server systems through our website and 24-hour continuous direct phone based support. For strategic direct and OEM customers, we also have higher levels of customer service available, including, in some cases, on site service and support.

Customers

For fiscal year 2008, our products were purchased by over 500 customers, most of which are distributors in approximately 76 countries. None of our customers accounted for 10% or more of our net sales in fiscal years 2008, 2007 and 2006. End users of our products span a broad range of industries.

Case studies of ongoing and successfully completed deployments of Supermicro server solutions include the following:

Lawrence Livermore National Laboratory (LLNL) Scientific Research Center (USA): Large scientific research organizations require highly optimized CPU and memory performance capabilities architected as supercomputing server clusters. To complete the highly complex scientific research conducted at LLNL, the laboratory required cost-effective and higher efficient computing power to be delivered to their scientific community. Supermicro server building blocks (serverboards, chassis, power supplies) were selected for LLNL’s high performance computing clusters because of their feature optimization, reliability and efficiency and price-to-performance advantages.

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

CERN: As one of the world’s largest research labs, CERN chose our SuperBlade servers for part of a significant upgrade of its computing capacity for the new LHC (Large Hadron Collider) project in Geneva. High computational performance, excellent scalability, superior energy efficiency and a competitive price/performance ratio were key factors in the prestigious selection process. With the blade server platforms, CERN has realized a significant increase in computational power while minimizing its operational costs.

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

Intellectual Property

We seek to protect our intellectual property rights with a combination of trademark, copyright, trade secret laws and disclosure restrictions. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our design and product development activities. We have issued patents and pending patent applications in the U.S. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to our designs, documentation and other proprietary information. Our registered trademarks include SUPERMICRO, our company logo SERVER BUILDING BLOCK SOLUTION, BUILDING BLOCK SOLUTIONS, SUPERO, SUPERBOARD, SUPERDOCTOR, A+ MOTHERBOARD, and SUPERBLADE. Our pending trademark applications include X-BLADE SERVER, PERSONALBLADE, OFFICEBLADE, WE KEEP IT GREEN, and DATACENTERBLADE. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third party technologies that are incorporated into some elements of our services. Third parties may infringe or misappropriate our proprietary rights.

Manufacturing and Quality Control

We use several third party suppliers and contract manufacturers for materials and sub-assemblies, such as serverboards, chassis, disk drives, power supplies, fans and computer processors. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. Our manufacturing strategy allows us to quickly adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of our other components. Ablecom coordinates the manufacturing of chassis for us. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe.

For server systems, assembly, test and quality control are completed at our wholly-owned manufacturing facility in San Jose, California which has been ISO-9001 certified since 2001. This facility has been certified ISO-9001:2000 compliant since August 2003. We continue to expand our manufacturing, assembly and test capabilities in Asia and Europe to be closer to our key international customers and to reduce costs of shipping our products to our customers. In accordance with ISO-9001 requirements, quality control and inventory management is extended through our suppliers and contract manufacturers with continuous reporting and ongoing qualification programs. The assembly of our server system products involves integrating supplied materials and manufactured sub-assemblies into final products, which are configured and tested before being delivered to our customers.

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

Employees

As of June 30, 2008, we employed 803 full time employees and 15 consultants, consisting of 304 employees in research and development, 92 employees in sales and marketing, 77 employees in general and administrative and 330 employees in manufacturing. Of these employees, 655 are based in our San Jose facility. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act are available free of charge, on or though our website at www.supermicro.com , as soon as reasonably practicable after we electronically file such reports with, or furnishes those reports to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the Securities and Exchange Commission.

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

Although we have been operating since 1993, our revenues have grown substantially in recent periods, which makes it difficult to evaluate our current business and future prospects. You must consider our business and prospects in light of the risks and difficulties we encounter as a rapidly growing technology company in a very competitive market. These risks and difficulties include, but are not limited to, the risks identified in this section and in particular the following factors:

•	our focus on a single market, the market for application optimized server systems and components;

•	our increasing focus on the sales of server systems as compared to components;

•	the success of our blade server systems, which were first introduced in September 2007;

•	the difficulties we face in managing rapid growth in personnel and operations;

•	the timing and success of new products and new technologies introduced by us and our competitors;

•	our ability to build brand awareness in a highly competitive market; and

•	our ability to market new and existing products on our own and with our partners.

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

We expect that selling our server solutions to larger customers will create new challenges. No one customer represented 10% or more of our revenues for fiscal years 2008, 2007 and 2006. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Historically, a substantial majority of our revenues have resulted from sales of our server solutions through third party distributors and resellers. For fiscal year 2008, approximately 59.9% of our net sales were derived from sales to third party resellers and distributors. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions. The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. During fiscal years 2008, 2007 and 2006, we recorded inventory write-downs charged to cost of sales of $6.9 million, $5.6 million, $2.9 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

Conflicts of interest may arise between us and Ablecom Technology Inc. or Adaptec, Inc. , two of our major contract manufacturers, and those conflicts may adversely affect our operations.

We use Ablecom Technology, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. For fiscal years 2008, 2007 and 2006, our purchases from Ablecom represented approximately 24.3%, 27.7% and 31.3% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

We use Adaptec for contract manufacturing services. We purchase Adaptec drivers that are developed and configured for us, and concurrently sell our blade and rackmount server systems and components to Adaptec. In fiscal year 2008, 2007 and 2006, we purchased contract manufacturing services and products from Adaptec totaling approximately $4.6 million, $6.6 million and $6.3 million, respectively, and sold products to Adaptec totaling approximately $2.6 million, $5.7 million and $3.5 million, respectively. Since Adaptec is both a customer and vendor, the terms and conditions of our business agreements with them may not be as favorable, individually or in aggregate, as we may be able to receive from unrelated third parties, and we may not be as strongly enforce our rights under these agreements. In addition, if a dispute were to arise under our agreement to sell our products to Adaptec, the dispute could lead to disruption or termination of the provision of services or products by them to us. This could compromise our ability to satisfy customer orders on a timely basis, if at all, or we may incur significant costs in establishing an agreement with a new vendor, the terms of which may not be as favorable as those in our agreements with Adaptec. In that event, our net sales, margins and earnings could suffer. At the same time, if a dispute were to arise under our agreement to purchase contract manufacturing services or products from Adaptec, the dispute may cause them to reduce or terminate their purchases of our products, thereby reducing our revenues.

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.4% of our outstanding common stock as of June 30, 2008. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

We continue to expand our warehousing capacity and our manufacturing relationship with Ablecom in Asia. To providing a larger volume of contract manufacturing services for us, Ablecom will continue to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We also anticipate that we will continue to lease office space from Ablecom in Taiwan to support the research and development efforts we are undertaking.

If we or Ablecom fail to manage the contract manufacturing services and warehouse operations in Asia, we may experience delays in our ability to fulfill customer orders. Similarly, if Ablecom’s facility in Asia is subject to damage, destruction or other disruptions, our inventory may be damaged or destroyed, and we may be unable to find adequate alternative providers of contract manufacturing services in the time that we or our customers require. We could lose orders and be unable to develop or sell some products cost-effectively or on a timely basis, if at all.

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

We are increasing our operations in Taiwan, China and the Netherlands and could be subject to risks of doing business in the region.

We intend to increase our business operations in Europe and Asia, and particularly in the Netherlands, Taiwan and China. As a result, our exposure to the business risks presented by the economies and regulatory environments of Asia will increase. For example, the validity, enforceability and scope of protection of intellectual property is uncertain and evolving in the Netherlands, Taiwan and China, and our intellectual property rights may not be protected under the laws of the Netherlands, Taiwan and China to the same extent as under laws of the United States. If our intellectual property is misappropriated, we may experience unfair competition and declining sales or be forced to incur increased costs of enforcing our intellectual property rights, both of which would adversely affect our net sales, gross margins and results of operations.

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

In September 2006, we entered into an agreement with the U.S. Department of Justice pursuant to which we agreed to plead guilty to one count of violating federal export regulations by shipping 300 motherboards to Dubai, UAE, with knowledge that they would be transshipped to Iran. We agreed to pay a $150,000 fine. The plea agreement has been approved by the U.S. District Court. We have also entered into a settlement agreement with BIS with respect to alleged violations of the Export Administration Regulations pursuant to which we agreed to pay a fine of approximately $125,000. We were charged by BIS with twelve violations of the Export Administration Regulations. Six of these violations involved the shipment of rackmount server systems and components without required government authorization through a distributor to end customers in Iran. Three of these violations involved allegations that shipments took place when we knew or had reason to know that the transactions would constitute a violation of the applicable regulations. Three involved claims that we made false declarations on shipping documents, stating that no license was required for the export of the products when in fact a government license was required. Finally, we have entered into a settlement agreement with OFAC relating to 21 alleged violations of U.S. sanctions laws. Pursuant to this agreement, we have paid a fine of $179,000. We believe that all issues with respect to the matters under investigation have been resolved.

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

As of June 30, 2008, we held approximately $16.1 million of long-term auction-rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA at June 30, 2008. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of June 30, 2008 and we recorded an unrealized loss of $744,000.

Although, we have the financial ability and intent to hold our investments in auction rate securities until successful auctions occur, a buyer is found outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our internal control over financial reporting, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, commencing with the fiscal year ending June 30, 2008, our management is now required to report on the effectiveness of our internal control over financial reporting in our annual reports. In addition, our independent auditors must attest to and report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 have required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal control over financial reporting, which will result in continued commitment of significant financial and managerial resources.

During fiscal year 2008, as part of its evaluation of our internal control over financial reporting, our management determined that we had a material weakness in the operation of controls designed to ensure that changes in classification of amounts, or classifications of amounts associated with new transactions, between cash flows from operating activities, investing activities and financing activities in the consolidated statement of cash flows are appropriate. We have concluded that the material weakness had been remediated as of June 30, 2008. As defined in Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We strive to maintain effective internal controls over financial reporting in order to prevent and detect material misstatements in our annual and quarterly financial statements and prevent fraud. We cannot assure, however, that such efforts will be effective. If we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances applicable to specified electronic products placed on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive). We are also subject to laws and regulations such as California’s “Proposition 65” which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the State of California to be dangerous, such as lead. In June 2007, we entered into a settlement agreement regarding this claim, and the terms thereof had no adverse effect on our business, financial condition and result of operations. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design and/or manufacturing of our products, any of which could have a material adverse effect on our business.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of June 30, 2008, we had approximately 32.7 million shares of common stock outstanding. All of these shares are eligible for sale in the public market, including approximately 10.1 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 13.3 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. Of these, options for the purchase of approximately 2.9 million shares expire and are expected to be exercised during the second half of 2008. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of August 18, 2008, we anticipate that our executive officers, directors, current five percent or greater stockholders and affiliated entities will together beneficially owned approximately 39.9 percent of our common stock outstanding. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 352,000 square feet of office and manufacturing space subject to existing mortgages with approximately $10.3 million remaining outstanding as of June 30, 2008. Additionally, in fiscal year 2008, we lease approximately 246,000 square feet of warehouse in Fremont, California under a lease that expires in 2015. Our European headquarters for sales and customer support is located in Denbosch, Netherlands where we lease approximately 32,000 square feet of office space under three leases which two of the leases expire in 2011 and one of the lease expires in 2016. In Asia, our research and development operations are located in an approximately 28,000 square feet facility in Taipei County, Taiwan under a lease that expires in 2009.

Item 3.	Legal Proceedings

We are subject to a suit brought by Digitechnic, S.A. which was filed in the Bobigny Commercial Court in Paris, France in 1999. The claims involve allegations of damages stemming from allegedly defective products. In September 2003, the Bobigny Commercial Court awarded damages of approximately $1.2 million against us. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded costs to us. Digitechnic appealed the decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. Pending a new hearing, the trial court ruling is reinstated. In March 2008, we posted a bond in the amount of $3,040,000 required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. Although we cannot predict with certainty the final outcome of this litigation, we believe the claim to be without merit and intend to continue to defend it vigorously.

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

No matters were submitted to a vote of our security holders during the quarter ended June 30, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “SMCI” since our initial public offering on March 28, 2007. The following table sets forth the high and low selling prices of our common stock for the period March 29, 2007 through June 30, 2008, as reported by The Nasdaq Global Market.

	High	Low
Fiscal Year 2007:
Third Quarter	$8.99	$8.76
Fourth Quarter	$11.43	$9.54

	High	Low
Fiscal Year 2008:
First Quarter	$10.43	$8.33
Second Quarter	$10.10	$7.67
Third Quarter	$9.58	$8.09
Fourth Quarter	$9.52	$6.78

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

There were approximately 95 registered stockholders of record of our common stock on August 18, 2008. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Stock Performance Graph

The following graph compares our cumulative total stockholder return on our common stock between March 29, 2007 (the date of our initial public offering) and June 30, 2008 with the cumulative return of the Nasdaq Computer Index and the Nasdaq Composite Index, which both include our common stock, for the comparable period.

The graph reflects an investment of $100 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, on March 29, 2007, and a reinvestment of dividends, if any. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of March 29, 2007 to June 30, 2008 Cumulative Total Return Among Super Micro Computer, Nasdaq Computer Index and Nasdaq Composite

	03/29/07	06/29/07	09/28/07	12/31/07	03/31/08	06/30/08
Super Micro Computer, Inc.	100.00	113.11	110.28	86.67	94.35	83.39
Nasdaq Composite Index	100.00	107.02	111.06	109.04	93.69	94.26
Nasdaq Computer Index	100.00	110.22	116.09	122.68	97.96	102.75

Recent Sales of Unregistered Securities

None.

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

	Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:(1)
Net sales	$540,503	$420,393	$302,541	$211,763	$167,065
Cost of sales	436,950	345,384	242,235	178,293	138,232

Gross profit	103,553	75,009	60,306	33,470	28,833

Operating expenses:
Research and development	30,537	21,171	15,814	10,609	8,513
Sales and marketing	18,191	12,586	9,363	7,197	8,439
General and administrative	14,554	11,467	6,931	5,380	5,074
Provision for (reversal of) litigation loss	—	(120)	575	(1,178)	—

Total operating expenses	63,282	45,104	32,683	22,008	22,026

Income from operations	40,271	29,905	27,623	11,462	6,807
Interest income	1,558	765	254	117	27
Interest expense	(1,025)	(1,332)	(1,257)	(867)	(771)
Other income, net	—	—	2	17	20

Interest and other income, net	533	(567)	(1,001)	(733)	(724)

Income before income tax provision	40,804	29,338	26,622	10,729	6,083
Income tax provision	15,385	9,999	9,675	3,639	1,229

Net income	$25,419	$19,339	$16,947	$7,090	$4,854

Net income per share
Basic	$0.81	$0.80	$0.77	$0.32	$0.22
Diluted	$0.65	$0.57	$0.53	$0.24	$0.17
Shares used in per share calculation
Basic	31,355	24,153	22,010	21,914	21,898
Diluted	38,843	33,946	31,846	29,442	28,062

(1) Includes charges for stock-based compensation:
Cost of sales	$523	$300	$102	$40	$17
Research and development	1,817	1,058	441	180	81
Sales and marketing	641	362	236	63	48
General and administrative	1,187	710	317	142	56

	As of June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,481	$50,864	$16,509	$11,170	$7,359
Working capital	102,392	95,086	37,026	22,922	14,040
Total assets	264,385	205,583	131,001	89,662	72,347
Long-term obligations, net of current portion(2)	15,023	11,291	18,685	12,572	13,062
Total stockholders’ equity	151,871	115,872	47,767	29,127	21,568

(2)	$10.0 million, $11.3 million, $18.6 million, $12.5 million and $12.9 million of our long-term obligations, net of current portion were building loans at June 30, 2008, 2007, 2006, 2005 and 2004, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete rackmount and blade server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. For fiscal years 2008, 2007 and 2006, net sales of optimized servers were $209.1 million, $152.5 million, and $104.5 million, respectively.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2008, 2007 and 2006, our net sales were $540.5 million, $420.4 million and $302.5 million, respectively, and our net income was $25.4 million, $19.3 million and $16.9 million, respectively.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For fiscal years 2008, 2007 and 2006, we derived approximately 59.9%, 66.8% and 73.4%, respectively, of our net sales from products sold to distributors, and we derived approximately 40.1%, 33.2% and 26.6%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in fiscal years 2008, 2007 or 2006. For fiscal years 2008, 2007 and 2006, we derived approximately 60.4%, 59.2% and 58.5%, respectively, of our net sales from customers in the United States. For fiscal years 2008, 2007 and 2006, we derived approximately 39.6%, 40.8% and 41.5%, respectively, of our net sales from customers outside the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2008, 2007 and 2006, research and development expenses represented approximately 5.6%, 5.0% and 5.2% of our net sales, respectively.

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

One of our key suppliers is Ablecom, which supplies us with contract design and manufacturing support. For fiscal years 2008, 2007 and 2006, our purchases from Ablecom represented approximately 24.3%, 27.7% and 31.3% of our cost of sales, respectively. The decrease in percentage of cost of sales was primarily due to our higher product mix of serverboards and other components to our server systems which are purchased from other sources. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to expand our warehousing capacity and our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2008, for example, refer to the fiscal year ended June 30, 2008.

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

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses, equipment and facility expenses, warranty costs and inventory write-offs. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. We expect cost of sales to increase in absolute dollars in the future from an expected increase in net sales. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales, as a percentage of net sales, is generally lower on server systems than on components. Because we do not have long-term fixed supply agreements, our cost of sales is subject to change based on market conditions.

Research and development expenses. Research and development expenses consist of the personnel and related expenses of our research and development teams, and materials and supplies, consulting services, third party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering, or NRE funding from certain suppliers and customers towards our development efforts. Under these programs, we are reimbursed for certain research and development costs that we incur as part of the joint development of our products and those of our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses. We expect that research and development expenses will continue to increase in absolute dollars in the future as we increase our investment in developing new products and adding new features in current products, but such expenditures may fluctuate as a percentage of net sales.

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

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit and tax fees. We expect general and administrative expenses to have no significant changes on an absolute dollar basis to support our anticipated growth, but such expenses may fluctuate as a percentage of net sales. Although we expect such items to increase to support the anticipated growth, such items will be largely offset due to the expected reduction of compliance costs related to Section 404 of the Sarbanes-Oxley Act.

Provision for (reversal of) litigation loss. Loss from litigation relates to an action filed in France by Digitechnic, S.A., a former customer, alleging that certain products purchased from us were defective. In September 2003, the court found in favor of Digitechnic and awarded damages totaling $1.2 million. In February 2005, the court of appeals dismissed the claims. Digitechnic appealed the decision to the French supreme court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. Pending a new hearing, the trial court ruling is reinstated. Although we cannot predict with certainty the final outcome of this litigation, we believe the claims to be without merit and intend to continue to defend against them vigorously. We believe that the ultimate resolution of this matter will not result in a material adverse impact on our results of operations, cash flows or financial position.

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

Interest and other income, net. Interest and other income, net represents the net of our interest income on investments or interest expense on the building loans for our owned facilities and a Small Business Administration loan offset by interest earned on our cash balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to the tax benefit of tax exempt interest income, research and development tax credits and the extraterritorial income exclusion. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to Consolidated Financial Statements. In future years, we anticipate our effective tax rate will increase due to the phase out of the extraterritorial income exclusion.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, allowances for doubtful accounts and sales returns, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to cooperative marketing accruals, investment valuations, inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Credits that we issued pursuant to these provisions were $283,000, $182,000 and $75,000 for fiscal years 2008, 2007 and 2006, respectively. We do not commit to future price reductions with any of our customers.

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

Prior to fiscal year 2007, we had recognized the maximum potential amount of the reimbursement for which the resellers were entitled as we lacked sufficient historical experience to make a reasonably reliable estimate of the amount that might expire unclaimed. Beginning in fiscal year 2007, we determined that we had sufficient history of unclaimed cooperative marketing funds to make reasonably reliable estimates. Accordingly, beginning in fiscal year 2007 we began reducing our accrual for cooperative marketing funds for our estimate of amounts that will not be claimed. This change in accounting estimate had a favorable impact on income before income taxes for the fiscal year ended June 30, 2007 of approximately $755,000. The effect on net income for fiscal year 2007 was an increase of approximately $498,000 and the effect on earnings per common share was an increase of $0.02 per basic share and $0.01 per fully diluted share.

Impairment of long-term investments. Impairment of long-term investments relates to the unrealized loss on the carrying value of our investments in auction-rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. We have used a discounted cash flow model to estimate the fair value of these investments as of June 30, 2008. The factors used in such models are subject to judgement by management. Changes in these estimates or in the market conditions for these investments may affect the fair value of these long-term investments.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities.

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

Accounting for income taxes. We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry- forwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 11 of Notes to Consolidated Financial Statements for the impact of FIN 48 on our consolidated financial statements.

Stock-based compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment , using the prospective transition method, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Prior to July 1, 2006, we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the years ended June 30, 2008, 2007 and 2006, was $0.8 million, $0.9 million and $0.9 million, respectively. Compensation expense under SFAS No. 123(R) for options granted to employees after July 1, 2006, was $3.4 million and $1.5 million for the years ended June 30, 2008 and 2007, respectively. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal year 2007.

As of June 30, 2008, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $9.0 million, which is expected to be recognized as an expense over a weighted-average period of approximately 3.8 years. See Note 2 to our consolidated financial statements for additional information.

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

Variable interest entities. We have analyzed our relationship with Ablecom and its subsidiaries and we have concluded that Ablecom is a variable interest entity as defined by FIN No. 46R; however, we are not the primary beneficiary of Ablecom and, therefore, we do not consolidate Ablecom. In performing our analysis, we considered our explicit arrangements with Ablecom including the supplier and distributor arrangements. Also, as a result of the substantial related party relationship between the two companies, we considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests in Ablecom from suffering losses. We determined that no implicit arrangements exist with Ablecom or its shareholders. Such an arrangement would be inconsistent with the fiduciary duty that we have towards our stockholders who do not own shares in Ablecom.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.8	82.2	80.1

Gross profit	19.2	17.8	19.9

Operating expenses:
Research and development	5.6	5.0	5.2
Sales and marketing	3.4	3.0	3.1
General and administrative	2.7	2.7	2.3
Provision for (reversal of) litigation loss	0.0	0.0	0.2

Total operating expenses	11.7	10.7	10.8

Income from operations	7.5	7.1	9.1
Interest income	0.2	0.2	0.1
Interest expense	(0.2)	(0.3)	(0.4)
Other income, net	0.0	0.0	0.0

Income before income taxes provision	7.5	7.0	8.8
Income tax provision	2.8	2.4	3.2

Net income	4.7%	4.6%	5.6%

Comparison of Fiscal Years Ended June 30, 2008 and 2007

Net sales. Net sales increased by $120.1 million, or 28.6%, to $540.5 million from $420.4 million, for fiscal years 2008 and 2007, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the year ended June 30, 2008, the approximate number of units sold increased 23.8% to 2.6 million compared to 2.1 million for the year ended June 30, 2007. Growth in unit volumes was primarily due to the growth of X7 and PD series motherboards and an increase in sales of chassis and accessories such as memory and disk drives offset in part by lower sales of X6 motherboards. For the year ended June 30, 2008, the approximate number of server system units sold increased 27.1% to 169,000 compared to 133,000 for the year ended June 30, 2007. The average selling price of server system units sold increased 9.1% to approximately $1,200 in fiscal year 2008 compared to approximately $1,100 in fiscal year 2007. Growth in the average selling prices of our server systems was principally driven by an increase in sales of our 5000 Series of server systems, offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $56.7 million or 37.2% from fiscal year 2007 to fiscal year 2008, primarily due to increase in shipments of 6000 Series configurations of servers and shipments to OEM and end customers. Sales of server systems represented 38.7% of our net sales for fiscal year 2008 as compared to 36.3% of our net sales for fiscal year 2007. For fiscal years 2008 and 2007, we derived approximately 59.9% and 66.8%, respectively, of our net sales from products sold to distributors and we derived approximately 40.1% and 33.2%, respectively, from sales to OEMs and to end customers. For fiscal year 2008, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 60.4%, 15.2%, 5.5% and 17.0%, of our net sales, respectively, as compared to 59.2%, 15.4%, 6.9% and 16.4%, respectively, for fiscal year 2007.

Cost of sales. Cost of sales increased by $91.6 million, or 26.5%, to $437.0 million from $345.4 million, for fiscal years 2008 and 2007, respectively. Cost of sales as a percentage of net sales was 80.8% and 82.2% for fiscal years 2008 and 2007, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and higher inventory write down of $1.2 million. The lower cost of sales as a percentage of net sales was primarily due to higher revenue mix of server systems and newer products. In fiscal year 2008, we recorded a $6.9 million expense, or 1.3% of net sales, related to the write down of excess and obsolete inventory net of benefit from sales of previously written off inventory as compared to $5.6 million, or 1.3% of net sales, in fiscal year 2007. The increase in the inventory write down was primarily for our older products including AMD DDRI products.

Research and development expenses. Research and development expenses increased by $9.4 million, or 44.2%, to $30.5 million from $21.2 million for fiscal years 2008 and 2007, respectively. Research and development expenses were 5.6% of net sales for fiscal year 2008 and 5.0% of net sales for fiscal year 2007. The increase in absolute dollars was primarily due to an increase of $7.5 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense, and an increase of $0.9 million in development costs associated with new products and SuperBlades offset in part by an increase of $0.8 million in non-recurring engineering funding from certain suppliers and customers. The increase in personnel was primarily related to expanded product development initiatives.

Research and development expenses include stock-based compensation expense of $1.8 million and $1.1 million for fiscal year 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

Sales and marketing expenses. Sales and marketing expenses increased by $5.6 million, or 44.5%, to $18.2 million from $12.6 million, for fiscal years 2008 and 2007, respectively. Sales and marketing expenses were 3.4% and 3.0% of net sales for fiscal years 2008 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $3.0 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense and an increase of $0.8 million in marketing co-op funding to customers, an increase of $0.2 million in advertising and promotion expenses, an increase of $0.2 million in freight out costs and a decrease of $0.4 million in marketing co-op funding from vendors.

Sales and marketing expenses include stock-based compensation expense of $0.6 million and $0.4 million for fiscal year 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in sales and marketing personnel.

General and administrative expenses. General and administrative expenses increased by $3.1 million, or 26.9%, to $14.6 million from $11.5 million, for fiscal years 2008 and 2007, respectively. General and administrative expenses were 2.7% of net sales for both fiscal years 2008 and 2007. The increase in absolute dollars was primarily due to an increase of $1.9 million in compensation and benefits, including higher stock-based compensation expense, an increase of $1.0 million in consulting fees related to compliance with the Sarbanes-Oxley Act of 2002 and $0.9 million in professional fees to support being a public company, $0.7 million for accrued claims offset in part by a decrease of $1.9 million in legal expenses primarily associated with our defense of certain litigation matters incurred in fiscal year 2007.

General and administrative expenses include stock-based compensation expense of $1.2 million and $0.7 million for fiscal year 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in general and administrative personnel.

Reversal of litigation loss. Loss from litigation decreased by $0.1 million to zero for fiscal years 2008 compare to same period in 2007. The decrease was primarily due to the final settlement of export control matter at less than the estimated loss amount. See “Notes to Consolidated Financial Statements—Note 12.”

Interest and other expense, net. Interest and other expense, decreased by $1.1 million to ($0.5) million from $0.6 million, for fiscal years 2008 and 2007, respectively, of which $1.0 and $1.3 million was interest expenses for fiscal year 2008 and 2007, respectively. The decrease was due to higher interest income of $0.8 million from higher cash, cash equivalent and investment balances primarily as a result of our initial public offering in April 2007.

Provision for income taxes. Provision for income taxes increased by $5.4 million, or 53.9%, to $15.4 million from $10.0 million, for fiscal years 2008 and 2007, respectively. The effective tax rate was 37.7% and 34.1% for fiscal years 2008 and 2007, respectively. The increase in the effective tax rate was the result of decrease benefit of federal research and development tax credits and foreign income deductions relative to our higher taxable income.

Comparison of Fiscal Years Ended June 30, 2007 and 2006

Net sales. Net sales increased by $117.9 million, or 39.0%, to $420.4 million from $302.5 million, for fiscal years 2007 and 2006, respectively. This was due primarily to an increase in unit volumes and average selling prices. For the year ended June 30, 2007, the approximate number of units sold increased 23.5% to 2.1 million compared to 1.7 million for the year ended June 30, 2006. Growth in unit volumes was primarily due to the introduction and growth of X7, H8 and PD series motherboards and an increase in sales of chassis and accessories such as memory and disk drives offset in part by lower sales of X5 and X6 motherboards. For the year ended June 30, 2007, the approximate number of server system units sold increased 15.7% to 133,000 compared to 115,000 for the year ended June 30, 2006. The average selling price of server system units sold increased 22.2% to approximately $1,100 in fiscal year 2007 compared to approximately $900 in fiscal year 2006. Growth in the average selling prices of our server systems was principally driven by an increase in sales of 6000 Series and AMD series of server systems, offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $48.0 million or 46.0% from fiscal year 2006 to fiscal year 2007, primarily due to increase in shipments of 6000 Series configurations of servers, OEM servers and AMD series of server systems. Sales of server systems represented 36.3% of our net sales for fiscal year 2007 as compared to 34.5% of our net sales for fiscal year 2006. For fiscal years 2007 and 2006, we derived approximately 66.8% and 73.4%, respectively, of our net sales from products sold to distributors and we derived approximately 33.2% and 26.6%, respectively, from sales to OEMs and to end customers. For fiscal year 2007, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 59.2%, 15.4%, 6.9% and 16.4%, of our net sales, respectively, as compared to 58.5%, 11.0%, 8.9% and 19.3%, respectively, for fiscal year 2006.

Cost of sales. Cost of sales increased by $103.1 million, or 42.6%, to $345.4 million from $242.2 million, for fiscal years 2007 and 2006, respectively. Cost of sales as a percentage of net sales was 82.2% and 80.1% for fiscal years 2007 and 2006, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and higher inventory valuation charges of $2.8 million. The higher cost of sales as a percentage of net sales was driven by an increase in our sales of X7 and PD series motherboards which have higher than average cost of sales as a percentage of net sales and a decrease in average selling prices of more mature products. In fiscal year 2007, we recorded a $5.6 million expense, or 1.3% of net sales, related to the write down of excess and obsolete inventory as compared to $2.9 million, or 0.9% of net sales, in fiscal year 2006. The increase in the inventory write down was primarily for the Company’s AMD DDRI inventory.

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

Research and development expenses include stock-based compensation expense of $1.1 million and $0.4 million in fiscal year 2007 and 2006, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

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

Sales and marketing expenses include stock-based compensation expense of $0.3 million and $0.2 million in fiscal year 2007 and 2006, respectively. The increase in absolute dollars was primarily due to the growth in sales and marketing personnel.

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

General and administrative expenses include stock-based compensation expense of $0.7 million and $0.3 million in fiscal year 2007 and 2006, respectively. The increase in absolute dollars was primarily due to the growth in general and administrative personnel.

Provision for (reversal of) litigation loss. Loss from litigation decreased by $0.7 million to $(0.1) million from $0.6 million for fiscal years 2007 and 2006, respectively. The decrease was primarily due to the final settlement in fiscal year 2007 of import/export litigation at less than the estimated loss amount. See “Notes to Consolidated Financial Statements—Note 12.”

Interest and other expense, net. Interest and other expense, decreased by $0.4 million, or 43.4%, to $0.6 million from $1.0 million, for fiscal years 2007 and 2006, respectively, of which $1.3 million was interest expenses in both fiscal years. The decrease was due to higher interest income of $0.5 million from higher cash, cash equivalent and short-term investment balances primarily as a result of our initial public offering in April 2007.

Provision for income taxes. Provision for income taxes increased by $0.3 million, or 3.3%, to $10.0 million from $9.7 million, for fiscal years 2007 and 2006, respectively. The effective tax rate was 34.1% and 36.3% for fiscal years 2007 and 2006, respectively. The decrease of the effective tax rate was the result of increased benefit of research and development tax credits and foreign income deductions relative to our higher taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short term investments were $51.5 million and $65.9 million as of June 30, 2008 and 2007, respectively.

Operating Activities. Net cash provided by operating activities was $18.5 million, $15.0 million and $8.2 million for fiscal years 2008, 2007 and 2006, respectively. Net cash provided by our operating activities for fiscal year 2008 was primarily due to our net income of $25.4 million, an increase in accounts payable of $18.6 million, an increase in the provision for inventory of $6.9 million, an increase in the allowance for sales returns of $5.6 million and an increase in stock-based compensation expense of $4.2 million which was substantially offset by an increase in inventory of $25.8 million and an increase in accounts receivable of $22.0 million. Net cash provided by our operating activities for fiscal year 2007 was primarily due to our net income of $19.3 million, an increase in accounts payable of $9.5 million, an increase in provision for inventory of $5.6 million, an increase in accrued liabilities of $5.2 million and an increase in the allowance for sales returns of $4.4 million which was substantially offset by an increase in accounts receivable of $15.8 million and an increase in inventory of $14.8 million. Net cash provided by our operating activities for fiscal year 2006 was primarily due to our net income of $16.9 million, an increase in provision for inventory of $2.9 million, an increase in the allowance for sales returns of $2.5 million and an increase in accounts payable of $14.2 million which was substantially offset by an increase in accounts receivable of $11.2 million and an increase in inventory of $20.0 million. The increases for fiscal years 2008, 2007 and 2006 in accounts receivable, sales returns, inventory and accounts payable were primarily due to growth in net sales during the periods as a result of new product introductions, increased sales of existing rackmount and blade server systems and components and increased purchases from our suppliers. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

Investing activities. Net cash used in our investing activities was $19.6 million, $18.1 million and $9.8 million for fiscal years 2008, 2007 and 2006, respectively. In fiscal year 2008, $22.5 million was mainly related to the purchase of investments in auction rate securities, $16.1 million due to purchase of property, plant and equipments which includes $11.3 million related to the purchased land and an office building to support our growth and $1.7 million was mainly related to certificates of deposits secured for two irrevocable letters of credit for the bonds related to Digitechnic case and a leased building, offset in part by the proceeds from investments of $20.6 million. In fiscal year 2007, $15.0 million was related to the purchase of investments in auction rate securities. In fiscal year 2006, $9.8 million was related to the purchase of new building to support the Company’s growth in warehouse and assembly capacity. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We expect to continue to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business.

Financing activities. Net cash provided by our financing activities was $1.7 million, $37.5 million and $6.9 million for fiscal years 2008, 2007 and 2006, respectively. In fiscal year 2008, $2.9 million was related to the proceeds from exercise of stock options partially offset by the repayment of long-term debt of $1.3 million. In fiscal year 2007, $43.4 million was related to the proceeds from an initial public offering of our common stock, net of offering costs. In fiscal year 2006, $8.9 million was related to proceeds from building loans associated with the purchase of land and building for assembly and warehouse space to support our growth. We repaid $1.3 million, $7.7 million and $2.7 million in loans for fiscal years 2008, 2007 and 2006, respectively.

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

Other factors affecting liquidity and capital resources

We have entered into four building loans to purchase three facilities located in San Jose, California. Total balance outstanding on these loans was $10.3 million as of June 30, 2008. The first loan was entered into in March 2001 under which we borrowed $8.7 million. The second loan was entered into in April 2004 under which we borrowed $4.3 million. The third and fourth loans were entered into in September 2005 under which we borrowed a total of $7.9 million. The first loan was paid off on May 15, 2007 for $7.2 million including a pre-payment penalty of $69,000 and the fourth loan was paid off on October 17, 2007 for $1.0 million including a pre-payment penalty of $46,000. The two remaining loans require us to comply with customary covenants related to business and financial condition. They also have customary restrictions on business and financial activity in which we cannot engage without the prior written consent of the bank. For example, under the terms of the building loans, we generally may not, without the lenders’ prior written consent, incur certain indebtedness and liens, engage in business activities substantially different from our present business, liquidate or dissolve our business, lease or dispose of all or a substantial part of our business or assets, sell assets for less than fair market price, enter into any consolidation, merger or other business combination, or make certain loans, acquisitions and guaranties.

As of June 30, 2008, we have an unused revolving line of credit totaling $5,000,000 that matures on November 1, 2008 and the interest rate on this credit line is 7.50% per annum.

In addition, we have historically paid our contract manufacturers within 35 to 81 days of invoice and Ablecom between 45 and 132 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of June 30, 2008 and 2007 amounts owed to Ablecom by us were approximately $27.7 million and $26.1 million, respectively.

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

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligation of approximately $11.2 million over the next 7.1 years as of June 30, 2008. We also obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2009.

In March 2008, we posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 12). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. This amount has been classified as restricted assets as of June 30, 2008.

As of June 30, 2008, we held approximately $16.1 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program (“FFELP”); such auction rate securities were rated AAA at June 30, 2008. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of June 30, 2008 and recorded an unrealized loss of $744,000.

Although we have the financial ability and intent to hold these investments in auction rate securities until successful auctions occur, a buyer is found outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that will not become other-than-temporarily impaired subsequent to June 30, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2008:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,119	$3,699	$3,499	$3,960	$13,277
Capital leases, including interest	63	77	40	—	180
Building loans, including interest	953	1,906	1,906	13,166	17,931
License arrangement	456	911	911	684	2,962
Purchase commitments	49,424	—	—	—	49,424

Total	$53,015	$6,593	$6,356	$17,810	$83,774

The table above excludes $4.9 million of liabilities under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”). As discussed in Note 11 to the Consolidated Financial Statements, we adopted the provisions of FIN 48 as of July 1, 2007. At June 30, 2008, we had a liability for unrecognized tax benefits and an accrual for the related interest totaling $4.9 million. The Company has not provided a detailed estimate of the payment timing due to the uncertainty of when the related tax settlements are due.

In February 2008, we leased a warehouse facility under an operating lease that expires in August 2015. This warehouse facility currently occupies approximately 246,000 square feet of office space in Fremont, California with total payment obligation of approximately $11.2 million over the next 7.1 years as of June 30, 2008.

We expect to fund these obligations from our ongoing operations and existing cash and cash equivalents on hand.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. We believe the adoption of SFAS No. 157 will not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” . SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our financial position, results of operations or cash flows.

EITF 07-3

Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”) was issued in June 2007. The EITF requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We believe the adoption of EITF No. 07-3 will not have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2008, our investments were in money market funds, certificates of deposit and auction rate securities.

We had $10.3 million of indebtedness under our credit facilities as of June 30, 2008, $11.6 million of indebtedness under our credit facilities as of June 30, 2007 and $19.2 million of indebtedness under our credit facilities as of June 30, 2006. The annual interest rate on our credit facilities is based on various indexes as defined in the loan agreements. At June 30, 2008, the interest rates ranged from 5.77% to 7.23%. An immediate 10% increase in the index rates would not have a material effect on our interest expense.

Liquidity Risk

As of June 30, 2008, we held approximately $16.1 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program (“FFELP”); such auction rate securities were rated AAA at June 30, 2008. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of June 30, 2008 and we recorded an unrealized loss of $744,000.

Although we have the financial ability and intent to hold our investments in auction rate securities until successful auctions occur, a buyer is found outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) for fiscal years 2008, 2007 and 2006 were 76,000, ($1,000) and ($190,000), respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Micro Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and Note 11, respectively, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective July 1, 2006 and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of Statement of Financial Accounting Standards No. 109, effective July 1, 2007.

As discussed in Note 9 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP

San Jose, California

August 29, 2008

SUPER MICRO COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$51,481	$50,864
Short-term investments	57	15,055
Accounts receivable, net of allowances of $1,173 and $770 at June 30, 2008 and 2007, respectively (including amounts receivable from a related party of $792 and $853 at June 30, 2008 and 2007, respectively)	49,501	33,426
Inventories, net	85,683	66,772
Deferred income taxes-current	8,663	5,630
Prepaid income taxes	2,661	2
Prepaid expenses and other current assets	1,837	1,757

Total current assets	199,883	173,506
Long-term investments	16,106	—
Property, plant and equipment, net	45,602	31,089
Deferred income taxes-noncurrent	939	624
Restricted assets	1,728	57
Other assets	127	307

Total assets	$264,385	$205,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $27,717 and $26,094 at June 30, 2008 and 2007, respectively)	$80,962	$61,453
Accrued liabilities	14,790	14,074
Income taxes payable	189	1,489
Advances from receivable financing arrangements	1,173	982
Current portion of capital lease obligations	57	118
Current portion of long-term debt	320	304

Total current liabilities	97,491	78,420
Long-term capital lease obligations-net of current portion	108	40
Long-term debt-net of current portion	9,981	11,251
Other long-term liabilities	4,934	—

Total liabilities	112,514	89,711
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued and outstanding shares: 32,668,731 and 30,205,264 at June 30, 2008 and 2007, respectively	69,434	58,239
Deferred stock-based compensation	(675)	(1,500)
Accumulated other comprehensive loss	(451)	—
Retained earnings	83,563	59,133

Total stockholders’ equity	151,871	115,872

Total liabilities and stockholders’ equity	$264,385	$205,583

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended June 30,
	2008	2007	2006
Net sales (including related party sales of $6,593, $7,320 and $3,881 in fiscal years 2008, 2007 and 2006, respectively)	$540,503	$420,393	$302,541
Cost of sales (including related party purchases of $105,981, $95,673 and $75,718 in fiscal years 2008, 2007 and 2006, respectively)	436,950	345,384	242,235

Gross profit	103,553	75,009	60,306
Operating expenses:
Research and development	30,537	21,171	15,814
Sales and marketing	18,191	12,586	9,363
General and administrative	14,554	11,467	6,931
Provision for (reversal of ) litigation loss	—	(120)	575

Total operating expenses	63,282	45,104	32,683

Income from operations	40,271	29,905	27,623
Interest income	1,558	765	254
Interest expense	(1,025)	(1,332)	(1,257)
Other income, net	—	—	2

Income before income tax provision	40,804	29,338	26,622
Income tax provision	15,385	9,999	9,675

Net income	$25,419	$19,339	$16,947

Net income per share:
Basic	$0.81	$0.80	$0.77
Diluted	$0.65	$0.57	$0.53
Shares used in per share calculation:
Basic	31,354,956	24,152,769	22,010,586
Diluted	38,843,151	33,946,074	31,846,864

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2005	21,938,646	$7,462	$(1,182)	$—	$22,847	$29,127
Exercise of stock options	235,618	377	—	—	—	377
Non-employee stock-based compensation	—	209	—	—	—	209
Deferred stock-based compensation	—	2,345	(2,345)	—	—	—
Amortization of deferred compensation	—	—	887	—	—	887
Forfeitures of stock-based compensation	—	(77)	77	—	—	—
Tax benefit resulting from stock option transactions	—	220	—	—	—	220
Net income	—	—	—	—	16,947	16,947

Balance at June 30, 2006	22,174,264	10,536	(2,563)		39,794	47,767
Exercise of stock options	1,631,000	1,823	—	—	—	1,823
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,635	6,400,000	42,981	—	—	—	42,981
Stock-based compensation	—	1,531	—	—	—	1,531
Amortization of deferred compensation	—	—	899	—	—	899
Forfeitures of stock-based compensation	—	(164)	164	—	—	—
Tax benefit resulting from stock option transactions	—	1,532	—	—	—	1,532
Net income	—	—	—	—	19,339	19,339

Balance at June 30, 2007	30,205,264	58,239	(1,500)	—	59,133	115,872
Cumulative effect upon adoption of FIN 48	—	—	—	—	(989)	(989)
Exercise of stock options	2,463,467	2,932	—	—	—	2,932
Stock-based compensation	—	3,367	—	—	—	3,367
Amortization of deferred compensation	—	—	801	—	—	801
Forfeitures of stock-based compensation	—	(24)	24	—	—	—
Tax benefit resulting from stock option transactions	—	4,920	—	—	—	4,920
Unrealized loss on investments	—	—	—	(451)	—	(451)
Net income	—	—	—	—	25,419	25,419

Balance at June 30, 2008	32,668,731	$69,434	$(675)	$(451)	$83,563	$151,871

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$25,419	$19,339	$16,947
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,664	1,640	1,214
Stock-based compensation expense	4,168	2,430	1,096
Allowance for doubtful accounts	334	240	18
Allowance for sales returns	5,631	4,408	2,497
Provision for inventory	6,850	5,629	2,867
Loss on disposal of property, plant and equipment	17	16	13
Gain on short-term investments	—	(93)	(9)
Deferred income taxes	(3,047)	(3,212)	(819)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(61), $(543) and $(109) in fiscal years 2008, 2007 and 2006, respectively)	(22,040)	(15,822)	(11,244)
Inventories	(25,761)	(14,789)	(19,954)
Prepaid expenses and other current assets	(80)	(866)	(523)
Other assets	89	—	—
Accounts payable (including changes in related party balances of $1,623, $2,602, and $1,861 in fiscal years 2008, 2007 and 2006, respectively)	18,624	9,487	14,224
Income taxes payable, net	1,239	1,936	(1,018)
Accrued litigation loss	—	(575)	575
Accrued liabilities	736	5,221	2,322
Other long-term liabilities	3,659	—	—

Net cash provided by operating activities	18,502	14,989	8,206

INVESTING ACTIVITIES:
Restricted assets	(1,671)	(157)	(63)
Proceeds from investments	20,628	145	1,826
Purchases of property, plant and equipment	(16,085)	(3,042)	(11,452)
Purchases of investments	(22,480)	(15,054)	(103)

Net cash used in investing activities	(19,608)	(18,108)	(9,792)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	8,939
Proceeds from exercise of stock options	2,932	1,823	377
Repayment of long-term debt	(1,254)	(7,682)	(2,668)
Payment of obligations under capital leases	(126)	(210)	(97)
Advances under receivable financing arrangements	191	182	437
Payment of deferred offering costs	(20)	—	(63)
Proceeds from initial offering of common stock, net of offering costs	—	43,361	—

Net cash provided by financing activities	1,723	37,474	6,925

Net increase in cash and cash equivalents	617	34,355	5,339
Cash and cash equivalents at beginning of year	50,864	16,509	11,170

Cash and cash equivalents at end of year	$51,481	$50,864	$16,509

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,025	$1,332	$1,255
Cash paid for taxes	$13,255	$11,275	$11,510
Non-cash investing and financing activities:
Equipment purchased under capital leases	$133	$139	$216
Deferred stock-based compensation related to stock option grants	$—	$—	$2,345
Reversal of deferred stock-based compensation for cancellation of stock options	$24	$164	$77
Accrued costs for property, plant and equipment purchases	$885	$78	$131
Accrued offering costs	$—	$317	$355
Changes in fair values of investments	$(744)	$—	$—

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

Super Micro Computer, Inc. was incorporated in California on September 28, 1993 and reincorporated in Delaware on March 19, 2007. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has wholly owned subsidiaries in the Netherlands, Taiwan, Cayman Islands and California, United States.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Use of Estimate

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to: allowances for doubtful accounts and sales returns, cooperative marketing accruals, inventory valuation, product warranty accruals, stock-based compensation, impairment of long-term investments and income taxes. Actual results could differ from those estimates.

Reclassifications

The balance for prepaid income taxes which was combined with prepaid expense and other current assets on the consolidated balance sheets in the prior year has been reclassified to a separate line item to conform with the current year presentation. In addition, the balances for restricted assets and other assets on the consolidated balance sheets were combined in a single line item in the prior year and have been reclassified to separate line items to conform with the current year presentation. The provision for inventory had been combined with the change in inventory in the prior year consolidated statement of cash flows and has been reclassified to a separate line item to conform with the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and certificate of deposits with maturities of less than three months.

Short-term Investments

Short-term investments consist of certificate of deposits with maturities of more than three months but less than a year and auction rate securities. See Note 5 related to auction rate securities. The certificates of deposits are carried at amortized cost which approximates fair value.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

materials and parts. The Company’s products are subject to rapid technological obsolescence and severe price competition. Should the Company experience a substantial unanticipated decline in the selling price or demand of its products, a significant charge to operations could result. During 2008, 2007 and 2006, the Company recorded inventory write-downs charged to cost of sales of $6,850,000, $5,629,000 and $2,867,000, respectively, for excess and obsolete inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

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

Restricted Assets

The restricted assets primarily consist of certificates of deposits that secure two irrevocable letters of credit of $121,000 and $1,540,000 as of June 30, 2008. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 12). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the fair value of the asset compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

Revenue Recognition

The Company accounts for its revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements . Under the provisions of SAB No. 104, the Company recognizes revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

signed purchase order or contract, free-on-board shipping point terms, 30 to 60 days payment terms, and no customer acceptance provisions. Certain customers have free-on-board destination terms and revenue is recognized when the products arrive at the destination. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, in which case customers may return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, the Company has a sales arrangement with an original equipment manufacturer (“OEM”) under which the Company sells its products with the OEM’s brand to the OEM. The OEM has limited product return rights. To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with the relevant distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Estimated reserves for future returns, which are recorded at the time the related revenue is recognized, are adjusted as necessary, based on returns experience, returns expectations and communication with distributors.

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2008 and 2007, the Company had deferred revenue of $2,961,000 and $175,000 and related deferred product costs of $2,184,000 and $147,000, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. The Company provides for price protection to certain distributors. Management assesses the market competition and product technology obsolescence, and makes price adjustments based on their judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on the distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time management reduces the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Credits issued by the Company pursuant to these provisions were $283,000, $182,000 and $75,000 for the years ended June 30, 2008, 2007 and 2006, respectively. The Company does not commit to future price reductions with any of its customers.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses, equipment and facility expenses, warranty costs and inventory write-offs.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company’s product warranties range from 15 to 39 months. At the time product revenue is recognized, the Company provides for estimated warranty costs. The Company has established accruals for anticipated future warranty costs which are included in accrued liabilities in the accompanying consolidated balance sheets. The following table presents for the years ended June 30, 2008, 2007 and 2006, the reconciliation of the changes in accrued warranty costs (in thousands):

	June 30,
	2008	2007	2006
Balance as of beginning of period	$2,243	$1,462	$1,595
Provision for warranty	6,475	4,202	1,590
Costs charged to accrual	(5,798)	(3,421)	(1,723)

Balance as of end of period	$2,920	$2,243	$1,462

Software Development Costs

Software development costs are included in research and development and are expensed as incurred. Software development costs are capitalized beginning when technological feasibility has been established and ending when a product is available for general release to customers. To date, the period between achieving technological feasibility and the issuing of such software has been short and software development costs qualifying for capitalization have been insignificant.

Research and Development

Research and development costs are expensed as incurred and consists primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts recorded as a reduction of research and development expenses were $1,860,000, $1,104,000 and $403,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Cooperative Marketing Arrangements

The Company follows Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). The Company has arrangements with resellers of its products to reimburse the resellers for cooperative marketing costs meeting specified criteria. In accordance with EITF Issue No. 01-9, the Company records advertising costs meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations. For those advertising costs that do not meet the criteria set forth in EITF Issue No. 01-9, the amounts are recorded as a reduction to sales in the accompanying consolidated statements of operations.

Prior to fiscal year 2007, the Company had recognized the maximum potential amount of the reimbursement for which the resellers were entitled as the Company lacked sufficient historical experience to make a reasonably reliable estimate of the amount that might expire unclaimed. Beginning in fiscal year 2007, the Company determined that it had sufficient history of unclaimed cooperative marketing funds to make reasonably reliable estimates. Accordingly, beginning in fiscal year 2007 the Company began reducing its accrual for cooperative marketing funds for its estimate of amounts that will not be claimed. This change in accounting estimate had a

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

favorable impact on income before income taxes for the fiscal year ended June 30, 2007 of approximately $755,000. The effect on net income for fiscal year 2007 was an increase of approximately $498,000 and the effect on earnings per common share was an increase of $0.02 per basic share and $0.01 per fully diluted share.

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2008, 2007 and 2006, were $2,489,000, $1,699,000 and $1,326,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2008, 2007 and 2006, were $643,000, $622,000and $665,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $3,290,000, $2,426,000 and $2,050,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in fiscal 2007.

Prior to July 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148. Under APB 25, when the exercise price of the Company’s employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company recognized deferred stock-based compensation based on the excess of the deemed fair value of the underlying stock over the stock option exercise price at the date of grant. From September 2004 through December 2005, the Company granted options with exercise prices equal to the fair value of the common stock determined by the board of directors at the time of the grants. The Company subsequently obtained valuations from an unrelated valuation specialist that were used to establish retroactively the fair value of its common stock. This retroactive fair value exceeded the fair value established by the board of directors at the time of the grants. As a result, the Company recorded deferred stock-based compensation for stock option granted from September 2004 to December 2005. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period).

The Company accounts for equity instruments granted to nonemployees under SFAS No. 123, EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling Goods or Services and Financial Accounting Standards Board Interpretation No. (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans . The options are recorded at fair value under SFAS No. 123 and are measured and recognized in accordance with EITF Issue No. 96-18 and FIN 28.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Fees

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company incurred shipping costs of $689,000, $458,000 and $513,000 for the years ended June 30, 2008, 2007 and 2006, respectively, that were included in sales and marketing expenses.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, remeasurement of foreign currency accounts and foreign exchange transaction gains and losses, which have not been material, are reflected in the consolidated statements of operations.

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Years Ended June 30,
	2008	2007	2006
Numerator:
Net income	$25,419	$19,339	$16,947
Denominator:
Basic weighted-average number of common and common equivalent shares outstanding	31,355	24,153	22,010
Dilutive common stock options	7,488	9,793	9,836

Diluted weighted-average number of common shares outstanding	38,843	33,946	31,846

Basic net income per share	$0.81	$0.80	$0.77
Diluted net income per share	$0.65	$0.57	$0.53

For the years ended June 30, 2008, 2007 and 2006, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such outstanding stock options were 2,610,000, 644,000 and 162,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under the provisions SFAS No. 130, Reporting Comprehensive Income (Loss), which establishes standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The components of comprehensive income, net of taxes, are as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
Net income	$25,419	$19,339	$16,947
Unrealized loss on investment, net of taxes	(451)	—	—

Total comprehensive income	$24,968	$19,339	$16,947

Certain Significant Risks and Uncertainties

The Company operates in the high technology industry and is subject to a number of risks, some of which are beyond the Company’s control, that could have a material adverse effect on the Company’s business, operating results, and financial condition. These risks include variability and uncertainty of revenues and operating results; product obsolescence; geographic concentration; international operations; dependence on key personnel; competition; intellectual property/litigation; management of growth; and limited sources of supply.

Concentration of Supplier Risk

Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 24.8% and 23.9%, 30.8% and 20.2%, and 32.2% and 20.8%, of total purchases for years ended June 30, 2008, 2007 and 2006, respectively. (See Note 9)

Fair Value of Financial Instruments

Cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Long-term debt is carried at amortized cost, which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. Deposits may exceed the amount of insurance provided on such deposits. No single customer accounted for 10% or more of net sales in fiscal years 2008, 2007 and 2006. No single customer accounted for 10% or more of accounts receivable as of June 30, 2008. Accounts receivable from one customer accounted for 12.0% of total accounts receivable at June 30, 2007.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. The Company believes the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS No. 159 will not have a material impact on its financial position, results of operations or cash flows.

EITF 07-3

Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”) was issued in June 2007. The EITF requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company believes the adoption of EITF No. 07-3 will not have a material impact on its financial position, results of operations or cash flows.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Accounts Receivable Allowances

The Company establishes an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2008, 2007 and 2006, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2006	$237	18	(47)	$208
Year ended June 30, 2007	$208	240	(148)	$300
Year ended June 30, 2008	$300	334	(33)	$601
Allowance for sales returns
Year ended June 30, 2006	$1,152	2,497	(3,326)	$323
Year ended June 30, 2007	$323	4,408	(4,261)	$470
Year ended June 30, 2008	$470	5,631	(5,529)	$572

Note 4.	Inventories

Inventories as of June 30, 2008 and 2007 consisted of the following (in thousands):

	June 30,
	2008	2007
Finished goods	$54,385	$44,804
Work in process	648	441
Purchased parts and raw materials	30,650	21,527

Total inventories, net	$85,683	$66,772

Note 5.	Short-term and Long-term Investments

As of June 30, 2008, the Company held approximately $16.1 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program (“FFELP”); such auction rate securities were rated AAA at June 30, 2008. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040.

The auction rate securities contain variable interest rates that periodically reset to prevailing market rates every 7 to 35 days through the auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities had previously been classified as short-term investments available-for-sale at June 30, 2007. The Company held approximately $15.0 million in auction rate securities as of June 30, 2007 for which cost approximated fair market value.

Typically, the fair value of auction-rate securities approximates par value due to the frequent resetting of interest rates. During February 2008, the auctions for these auction rate securities began to fail to obtain

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as long-term investments available-for-sale as of June 30, 2008.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities. The assumptions used in preparing the discounted cash flow model include estimates for interest rates which among other things incorporate, as applicable, creditworthiness of the associated insurers, timing of cash flows and expected holding periods of the auction-rate securities. Based on this assessment of fair value, for the year ended June 30, 2008 the Company determined there was a decline in fair value of its auction rate securities of $744,000 which was deemed temporary. That amount has been recorded net of tax, as a component of other comprehensive income.

Additionally, the Company has the financial ability and intent to hold these investments in auction rate securities until successful auctions occur, a buyer is found outside of the auction process or the preferred shares are redeemed. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis.

Note 6.	Property, Plant and Equipment

Property, plant and equipment as of June 30, 2008 and 2007 consisted of the following (in thousands):

	June 30,
	2008	2007
Land	$19,220	$13,859
Buildings	19,108	13,162
Building and leasehold improvements	3,063	2,947
Machinery and equipment	8,424	4,062
Furniture and fixtures	2,212	1,390
Software	1,203	941

	53,230	36,361
Accumulated depreciation	(7,628)	(5,272)

Property, plant and equipment, net	$45,602	$31,089

On October 16, 2007, the Company purchased land and a building to support the Company’s growth. The costs of land and building were $5,360,000 and $5,947,000, respectively, as of June 30, 2008.

The costs of assets under capital leases were $411,000 and $294,000 as of June 30, 2008 and 2007, respectively, and accumulated amortization was $115,000 and $57,000, respectively.

Note 7.	Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. For the years ended June 30, 2008, 2007 and 2006, such sales transactions totaled approximately $23,245,000, $15,595,000 and $15,286,000, respectively. At June 30, 2008 and 2007, approximately $1,173,000 and $982,000 respectively, remained

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.70% to 21.48% and 13.65% to 21.48% per annum, depending on the customers’ credit ratings, at June 30, 2008 and 2007, respectively.

Note 8.	Long-term Obligations

Long-term obligations as of June 30, 2008 and 2007 consisted of the following (in thousands):

	June 30,
	2008	2007
Building loans	$10,301	$10,585
Small Business Administration loan	—	970
Capital leases (Note 12)	165	158

Total	10,466	11,713
Current portion	(377)	(422)

Long-term portion	$10,089	$11,291

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of June 30, 2008 and June 30, 2007, the total outstanding borrowings were $3,912,000 and $3,990,000, respectively, with interest at 7.23% per annum through July 2012 and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum.

In September 2005, the Company obtained two loans totaling $7,920,000 from a bank to purchase a building in San Jose, California. Both loans are secured by the property purchased and the assignment of all rent on the property purchased. The first loan of $6,930,000 is repayable in equal monthly installments through September 2010. As of June 30, 2008 and June 30, 2007, the total outstanding borrowings were $6,389,000 and $6,595,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes plus 1.65% per annum. The second loan of $990,000 was paid off using a Small Business Administration loan of $1,019,000 on November 16, 2005. In October 2007, the Company paid off the loan for $1,011,000 including a pre-payment penalty of $46,000.

As of June 30, 2008, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,111,000 and $16,375,000, respectively. As of June 30, 2007, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,079,000 and $16,578,000, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table as of June 30, 2008, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2009	$320
2010	297
2011	339
2012	361
2013	384
Thereafter	8,600

Total	$10,301

In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2009. As of June 30, 2008, the Company had an unused revolving line of credit totaling $5,000,000 that matures on November 1, 2008 and the interest rate on this credit line is 7.50% per annum. As of June 30, 2008, the Company was in compliance with the financial covenants associated with the line of credit.

Note 9.	Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with its subsidiaries (Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.4% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 49.3% of Ablecom at June 30, 2008.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company purchased tooling assets for $2,135,000 and engineering services for $785,000 from Ablecom during the year ended June 30, 2008.

Under the distribution agreement, Ablecom purchases server products from the Company for distribution in Taiwan. The Company believes that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $105,981,000, $95,673,000 and $75,718,000, and sold products to Ablecom totaling approximately $6,593,000, $7,320,000 and $3,881,000, for the years ended June 30, 2008, 2007 and 2006, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2008 and 2007, were approximately $792,000 and $853,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2008 and 2007, were approximately $27,717,000 and $26,094,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 45 and 132 days of invoice. For the years ended June 30, 2008, 2007 and 2006, the Company received $147,000, $89,000 and $90,000, respectively, from Ablecom for penalty charges. For the year ended June 30, 2008, the Company paid approximately $4,163,000 in tooling assets and miscellaneous costs to Ablecom which included the $2,135,000 of tooling and $785,000 of engineering services for the blade servers referred to above. For the years ended June 30, 2007 and 2006, the Company paid approximately $412,000 and $104,000, respectively, in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $28.0 million and $2.2 million at June 30, 2008 and 2007, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses, if any, of Ablecom.

Tatung—Tatung was a significant contract manufacturer for the Company and owns approximately 1.8% of the Company’s common stock at June 30, 2008.

The Company had a product manufacturing agreement (“product manufacturing agreement”) with Tatung. The product manufacturing agreement was terminated by Tatung in the quarter ended December 31, 2007.

The Company purchased contract manufacturing services and products from Tatung totaling approximately $6,085,000, $23,312,000 and $13,561,000 and sold products to Tatung totaling approximately $2,887,000, $5,739,000 and $6,000, for the years ended June 30, 2008, 2007 and 2006, respectively. The amounts owed to the Company by Tatung as of June 30, 2008 and 2007, were approximately $0 and $886,000, respectively. The amounts owed to Tatung by the Company as of June 30, 2008 and 2007, were approximately $0 and $5,616,000, respectively. Historically, the Company has paid Tatung the majority of invoiced dollars between 50 and 130 days of invoice. For the years ended June 30, 2008, 2007 and 2006, the Company received no penalty charges from Tatung but received approximately $248,000 from Tatung for its termination of the product manufacturing agreement in the year ended June 30, 2008.

Note 10.	Stock-based Compensation and Stockholders’ Equity

Stock-Split

On January 10, 2007, the Company’s Board of Directors approved a two-for-one common stock split and an increase in the number of authorized common shares to 100,000,000, $0.001 par value per share. All share and per share information in the consolidated financial statements has been adjusted to give retroactive effect to the split.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Initial Public Offering of Common Stock

On April 3, 2007, the Company completed the initial public offering of shares of its common stock. On March 28, 2007, the SEC declared the Company’s Registration Statement on Form S-1 (File No. 333-138370) effective. The Registration Statement registered the sale of an aggregate of 9,200,000 shares of the Company’s common stock, of which the Company sold 6,400,000 shares, and the selling stockholders sold 2,800,000 shares (including 1,200,000 shares sold pursuant to the underwriters’ over-allotment option). The underwriters exercised the over-allotment option in full on April 3, 2007. At a public offering price of $8.00 per share, the aggregate price of the shares sold by the Company was $51,200,000, and the aggregate price of the shares sold by the selling stockholders was $22,400,000. The Company did not receive any proceeds from the sale of shares by the selling stockholders. However, the Company received $80,000 from certain members of the Company’s management as payment of the exercise price of their options to purchase an aggregate of 400,000 shares of common stock, which they sold in the over-allotment. The aggregate underwriting discounts and commissions for shares sold by both the Company and the selling stockholders were $5,152,000. The net proceeds to the Company from the offering, after deducting $3,584,000 in underwriting discounts and commissions and $4,635,000 of offering expenses payable by the Company, were $42,981,000.

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

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved will automatically increase on July 1, 2007 and each subsequent anniversary through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company on January 8, 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In fiscal year 2008, the Company granted 1,749,546 options under the 2006 Plan. At June 30, 2008, 3,106,747 shares of common stock are available for future grant.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2001, the Company granted 1,480,000 non-statutory stock options to key officers of the Company outside of the 1998 Stock Option Plan. These options, which the Company has reserved for separately, were granted at an exercise price of $1.25 per share, which was the estimated fair value at the date of grant and are now fully vested.

In fiscal year 2003, the Company granted 200,000 non-statutory stock options to an officer of the Company outside the 1998 Stock Option Plan. This option, which the Company has reserved for separately, was granted at an exercise price of $1.25 per share, which was the estimated fair value at the date of grant and are now fully vested.

In fiscal year 2006, the Company granted 64,800 non-statutory stock options to an officer of the Company outside the 1998 Stock Option Plan. This option, which the Company has reserved for separately and vests ratably over four years, was granted at an exercise price of $3.50 per share, which was the estimated fair value at the date of grant.

Options to Nonemployees

Prior to July 1, 2007, the Company issued options to non-employees. The options generally vest over four years and expire ten years from the date of issuance. For the years ended June 30, 2008, 2007 and 2006, the Company recorded compensation expense of $3,000, $(7,000) and $209,000, respectively, associated with these options. The fair value of the options issued was determined based on fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case the fair value was estimated at the vesting date using the Black-Scholes model with the following assumptions: risk-free interest rate, 3.51% to 5.00% for 2008, 4.56% to 5.10% for 2007 and 4.16% to 5.20% for 2006, contractual life of ten years, expected dividend yield of zero, and expected volatility of 43% to 48% for 2008, 43% to 81% for 2007 and 81% for 2006. Unrecognized compensation cost related to non-vested, non-employee options was $300 and $4,000 at June 30, 2008 and 2007, respectively. The fair value and compensation expense included in the unvested portion of such award is subject to adjustments as the fair value of the Company’s common stock changes over the vesting period.

Stock-Based Compensation

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS 123(R) effective July 1, 2006 using the prospective transition method. Prior to the adoption of SFAS 123(R), the Company accounted for its stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148. Under APB 25, when the exercise price of the Company’s employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

The fair value of stock option grants for the years ended June 30, 2008 and 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Years Ended June 30,
	2008	2007
Risk-free interest rate	2.64% – 4.58%	4.50% – 4.60%
Expected life	4.32 – 4.39 years	4.04 – 4.38 years
Dividend yield	—	—
Volatility	43.03 – 48.43%	42.65 – 50.51%
Estimated forfeitures	3.30% – 15.16%	3.30% –15.16%
Weighted-average fair value	$3.60	$4.86

The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $18,586,000, $13,814,000 and $1,739,000, respectively. The fair value of options accounted for in accordance with SFAS No. 123(R) and vested for the years ended June 30, 2008 and 2007 was $3,364,000 and $1,538,000, respectively. As of June 30, 2008, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $9,022,000, which will be recognized over a weighted-average vesting period of approximately 3.8 years.

The weighted-average fair value per share of options granted during fiscal year 2005 and 2006, and accounted for using the intrinsic value measurement provisions of APB 25, was $4.58. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). The Company amortized $800,000, $900,000 and $887,000 of stock-based compensation in the years ended June 30, 2008, 2007 and 2006, respectively. At June 30, 2008, the Company had deferred stock-based compensation under APB 25 of $675,000, which is comprised primarily of employee and director stock option grants prior to July 1, 2006 and is expected to be fully amortized in 2010.

The following tables shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2008, 2007 and 2006 (in thousands).

	Years Ended June 30,
	2008	2007	2006
Cost of sales	$523	$300	$102
Research and development	1,817	1,058	441
Sales and marketing	641	362	236
General and administrative	1,187	710	317

Stock-based compensation expense before taxes	4,168	2,430	1,096
Income tax benefit	(445)	(365)	(399)

Stock-based compensation expense, net	$3,723	$2,065	$697

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) accounted for under SFAS No. 123(R) to be classified as cash from financing activities. The Company had no excess tax benefits in the year ended June 30, 2008 and 2007 for options accounted for under SFAS No. 123(R). Excess tax benefits for stock options accounted for under APB 25 continue to be classified as cash from operating activities.

Stock Option Activity

The following table summaries stock option activity under all stock option plans, including stock options granted outside the plans, during the years ended June 30, 2008, 2007 and 2006 (in thousands, except share and per share amounts):

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of July 1, 2005 (11,429,052 shares exercisable at weighted average exercise price of $0.96 per share)	745,164	13,900,836	$1.24
Authorized	4,000,000	—
Granted (weighted average fair value of $3.16)	(879,736)	944,536	4.04
Exercised	—	(235,618)	1.80
Forfeited	258,594	(258,594)	1.96

Balance as of June 30, 2006 (12,133,060 shares exercisable at weighted average exercise price of $1.07 per share)	4,124,022	14,351,160	1.40
Authorized	4,000,000	—
Granted (weighted average fair value of $4.86)	(1,886,855)	1,886,855	11.16
Exercised	—	(1,631,000)	1.12
Forfeited	199,181	(256,954)	7.27
Canceled 1998 Plan shares	(2,661,988)	—

Balance as of June 30, 2007 (11,756,367 shares exercisable at weighted average exercise price of $1.49 per share).	3,774,360	14,350,061	2.61
Authorized	906,158	—
Granted (weighted average fair value of $3.60)	(1,749,546)	1,749,546	8.60
Exercised		(2,463,467)	1.19
Forfeited	175,775	(335,168)	9.84

Balance as of June 30, 2008 (10,639,860 shares exercisable at weighted average exercise price of $2.23 per share).	3,106,747	13,300,972	$3.48	4.70	$59,996

Options vested and expected to vest at June 30, 2008		12,836,038	$3.29	0.19	$59,879
Options vested at June 30, 2008		10,639,860	$2.23	3.65	$58,413

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of June 30, 2008, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.08 - $0.20	1,292,837	0.45	$0.14	1,292,837	$0.14
0.38	1,500,000	0.45	0.38	1,500,000	0.38
0.63	34,963	0.45	0.63	34,963	0.63
1.25	4,461,452	3.16	1.25	4,461,452	1.25
1.55 -3.00	1,392,231	5.88	2.39	1,335,057	2.37
2.80 -3.50	1,342,078	6.95	3.21	1,020,060	3.19
7.46 -8.47	1,639,367	9.32	7.94	338,779	8.06
8.83 -10.19	828,611	9.12	9.70	197,038	9.61
13.70	68,000	7.75	13.70	35,125	13.70
13.89	741,433	8.38	13.89	424,549	13.89

$0.08 - $13.89	13,300,972	4.70	$3.48	10,639,860	$2.23

Note 11. Income	Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
United States	$39,214	$27,910	$25,617
Foreign	1,590	1,428	1,005

Income before income taxes	$40,804	$29,338	$26,622

The income tax provision for the years ended June 30, 2008, 2007 and 2006, consists of the following (in thousands):

	June 30,
	2008	2007	2006
Current:
Federal	$15,469	$11,003	$8,823
State	2,496	1,744	1,195
Foreign	467	464	476

	18,432	13,211	10,494

Deferred:
Federal	(2,676)	(3,008)	(682)
State	(371)	(294)	(47)
Foreign	—	90	(90)

	(3,047)	(3,212)	(819)

Income tax provision	$15,385	$9,999	$9,675

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net deferred tax assets as of June 30, 2008 and 2007, consist of the following (in thousands):

	June 30,
	2008	2007
Warranty accrual	$1,085	$841
Marketing fund accrual	951	625
Inventory valuation	5,378	3,324
Amortization	1,160	657
Others	2,345	1,237

Total deferred income tax assets	10,919	6,684
Deferred tax liabilities-depreciation and other	(1,317)	(430)

Deferred income tax assets-net	$9,602	$6,254

Undistributed earnings of our foreign subsidiaries of approximately $683,000 at June 30, 2008 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Income tax benefits resulting from stock option transactions accounted for under APB 25 of $4,920,000, $1,532,000 and $220,000 were credited to stockholders’ equity in the years ended June 30, 2008, 2007 and 2006, respectively.

The following is a reconciliation for the years ended June 30, 2008, 2007 and 2006, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2008	2007	2006
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax-net of federal benefit	2.9	2.9	3.4
Foreign losses not deductible and tax rate differences	(0.3)	(0.5)	1.6
Change in valuation allowance	—	—	(1.8)
Foreign sales corporation tax benefit	—	(1.1)	(1.4)
Research and development tax credit	(1.5)	(2.1)	(1.0)
Other	1.6	(0.1)	0.5

Effective tax rate	37.7%	34.1%	36.3%

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased the liability for net unrecognized tax benefits by $989,000, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $989,000. The total amount of gross unrecognized tax

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits as of the date of adoption was $3,861,000. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, $3,604,000 of the unrecognized tax benefits were reclassified to long-term FIN 48 liabilities (included in “other long-term liabilities” in the consolidated balance sheet) and $257,000 of the unrecognized tax benefits were reclassified to current FIN 48 liabilities. Of the $3,861,000 total unrecognized tax benefits, $3,465,000 would affect the effective tax rate if realized, and $396,000 would affect the Company’s deferred tax assets if realized.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing the provisions of FIN 48. As of June 30, 2008, the Company had accrued $545,000 for the payment of interest and penalties relating to unrecognized tax benefits.

A reconciliation of the change in the unrecognized tax benefits balance from July 1, 2007 to June 30, 2008 is as follows (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at July 1, 2007	$3,475
Additions for tax positions related to the current year:	1,136
Other additions for tax positions related to prior years:	309
Settlements and releases due to the lapse of statutes of limitations	(251)

Balance at June 30, 2008	4,669
Less: tax attributable to timing items included above	—
Less: unrecognized tax benefits included above that relate to windfall tax benefits that would impact equity if recognized	—

Total gross unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of June 30, 2008	$4,669

*excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest, that, if recognized would affect the effective tax rate is approximately $4,591,000 as of June 30, 2008.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments—The Company leases equipment under noncancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	As of June 30, 2008
	Capital Leases	Operating Leases
Year ending June 30, 2009	$64	$2,119
Year ending June 30, 2010	45	1,849
Year ending June 30, 2011	31	1,850
Year ending June 30, 2012	22	1,726
Year ending June 30, 2013	18	1,773
Thereafter	—	3,960

Total minimum lease payments	180	$13,277

Less amounts representing interest	15

Present value of minimum lease payments	165
Less long-term portion	108

Current portion	$57

Rent expense for the years ended June 30, 2008, 2007 and 2006, was approximately $1,468,000, $598,000 and $468,000, respectively.

Note 13. Retirement	Plan

The Company sponsors a 401(k) savings plan for eligible employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2008, 2007 and 2006.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a pension plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. For the years ended June 30, 2008, 2007 and 2006, the Company’s matching contribution was approximately $17,000, $3,000 and $3,300, respectively.

Note 14. Segment	Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

International net sales are based on the country to which the products were shipped. The following is a summary for the years ended June 30, 2008, 2007 and 2006, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2008	2007	2006
Net sales:
United States	$326,601	$248,852	$177,024
United Kingdom	22,082	20,091	16,044
Germany	29,614	28,828	27,062
China	20,139	6,861	2,791
Rest of Europe	69,811	48,646	42,222
Rest of Asia	62,308	58,014	30,425
Other	9,948	9,101	6,973

	$540,503	$420,393	$302,541

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2008		2007		2006
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$209,135	38.7%	$152,471	36.3%	$104,460	34.5%
Serverboards and other components	331,368	61.3%	267,922	63.7%	198,081	65.5%

Total	$540,503	100.0%	$420,393	100.0%	$302,541	100.0%

Serverboards and other components are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of components done by the Company.

Note 15. Subsequent	Event

On August 5, 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised an option previously granted to him for the purchase of 925,000 shares. He exercised the option using a “net- exercise” procedure in which he will be issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value of August 26, 2008). The shares issued upon exercise of the option will be subject to vesting over a five year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the changes described below, related to the level of review of classification of amounts in the consolidated statement of cash flows, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchanges Act of 1934).

Subsequent to the quarterly report on Form 10-Q for the quarter ended December 31, 2007, our management identified and disclosed a material weakness in our internal control over financial reporting which related to the level of review of classification of amounts or classification of amounts associated with new transactions in the condensed consolidated statements of cash flows. During the quarter ended June 30, 2008, management implemented the following remediation controls specifically designed to address that material weakness:

•	A thorough and extensive review of classification of amounts in the consolidated statements of cash flows was performed by the Corporate Controller and Chief Financial Officer;

•	Provided the accounting personnel with extended training on new accounting pronouncements;

•	A detail review conducted by the disclosure committee to ensure proper classification and presentation of consolidated financial statements and the related disclosure footnotes.

As of June 30, 2008, management has determined that the remediated controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the previously identified material weakness in the Company’s internal control over financial reporting had been remediated.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2008. The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Micro Computer, Inc.:

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) , the consolidated financial statements as of and for the year ended June 30, 2008 of the Company and our report dated August 29, 2008 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of Statement of Financial Accounting Standards No. 109 effective January 1, 2007 and significant related party purchases and sales.

/s/ Deloitte & Touche, LLP

San Jose, California

August 29, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors

Our executive officers and their ages and their positions as of July 31, 2008, are as follows:

Name	Age	Position(s)
Charles Liang	50	Chairman of the Board, President and Chief Executive Officer
Howard Hideshima	49	Chief Financial Officer
Alex Hsu	59	Chief Sales and Marketing Officer
Chiu-Chu (Sara) Liu Liang	46	Vice President of Operations, Treasurer and Director
Yih-Shyan (Wally) Liaw	53	Vice President of International Sales, Secretary and Director
Hwei-Ming (Fred) Tsai(1)(2)(3)	52	Director
Edward J. Hayes, Jr.(1)	53	Director
Sherman Tuan(2)	54	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Alex Hsu resigned as an officer and transitioned to part-time status on August 19, 2008. Mr. Hsu served as our Chief Sales and Marketing Officer from July 2006 to August 2008 and President of our subsidiary, Super Micro Computer B.V. from October 2003 to August 2008. Prior to becoming our Chief Sales and Marketing Officer, Mr. Hsu had served as our Senior Vice President of Sales since October 2004. From January 2002 to September 2003, Mr. Hsu was President and Chief Operating Officer of Bizlink Group, an IT solutions company. From January 2001 to January 2002, he was a private investor and consultant working with startup companies in Silicon Valley. From August 1999 to December 2000, he was President and Chief Operating Officer at Oplink Communications, Inc., a networking solutions company. Mr. Hsu has over 25 years experience in the IT industry and served in various managerial and executive positions at Philips, Acer, Hewlett-Packard and Umax. Mr. Hsu holds an M.B.A. and a B.S. in Electrical Engineering from National Chao-Tung University in Taiwan.

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

Composition of the Board

The authorized number of directors of the Company is seven. There are currently six directors. Our amended and restated certificate of incorporation provides for a classified board of directors divided into three classes. The members of each class are elected to serve a three-year term with the term of office for each class ending in consecutive years. Vacancies may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Alternatively, the board of directors, at its option, may reduce the number of directors.

The current composition of the board is:

Class I Directors (terms expiring at the 2010 annual meeting)	Charles Liang Sherman Tuan

Class II Directors (terms expiring at the 2008 annual meeting)	Yih-Shyan (Wally) Liaw Edward J. Hayes, Jr

Class III Directors (terms expiring at the 2009 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

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

Director Independence

The board affirmatively determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence set forth in applicable Nasdaq listing standards. The Company’s director independence standards are set forth in the Company’s “Corporate Governance Guidelines” available at the website noted above.

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

MEETINGS AND COMMITTEES OF THE BOARD

The Board

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend the Company’s annual meeting of stockholders. The board of directors met five times during fiscal year 2008, of which five were regularly scheduled. The independent directors met five times in executive sessions without any officer of the Company present. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2008.

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

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Edward J. Hayes, Jr.(1)	Sherman Tuan(1)	Hwei-Ming (Fred) Tsai(1)
Hwei-Ming (Fred) Tsai	Hwei-Ming (Fred) Tsai

(1)	Committee Chairperson

Audit Committee

The Audit Committee had three members prior to March 2008 and currently has two members and met five times in fiscal 2008 of which four were regular meetings. In March 2008, Mr. Alexander passed away. On April 16, 2008, the Nasdaq Stock Market staff sent us a deficiency letter notifying us that we are not in compliance with National Association of Securities Dealers Automated Quotation System’s (Nasdaq) audit committee requirement because we have only two directors serving on our audit committee as a result of the passing away of Mr. Alexander. The staff informed us that we must demonstrate compliance with the three independent member audit committee requirement before the earlier of our next annual stockholders’ meeting or March 25, 2009 or, if the next annual stockholders’ meeting is held before September 22, 2008, no later than September 22, 2008. We are currently searching for a third member to serve on our audit committee. Our board of directors has determined that Mr. Hayes is our audit committee financial expert as currently defined under applicable SEC rules.

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

Compensation Committee

The Compensation Committee has two members and met four times in fiscal 2008. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the current requirements of Nasdaq.

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

Nominating and Corporate Governance Committee

The Governance Committee has one member and met three times in fiscal 2008. The Governance Committee is comprised solely of non-employee directors. Our board has determined that he meets the requirements for independence under the current requirements of Nasdaq.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers of the Company and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2008 transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2008, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year other than filings required in connection with automatic stock option grants made to the independent members of our board of directors in February and April 2008.

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

The agenda for meetings is determined by the Chair of the Committee with the assistance of Charles Liang, our President and Chief Executive Officer, and Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by one or more of Mr. Liang, Mr. Hideshima and Robert Aeschiman, our General Counsel. However, Messrs. Liang and Hideshima do not attend the portion of meetings during which their own performance or compensation is being discussed. Mr. Liang, Mr. Hideshima and Mr. Aeschiman support the Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In August 2007, the Committee reviewed recommendations of management as well as publicly available peer group compensation data in connection with structuring our compensation programs for fiscal 2008.

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

Our current compensation arrangements for several of our executive officers, including our Chief Executive Officer, are significantly below average compensation levels for similar positions at comparable companies. This is principally due to the high level of Company stock ownership held by such persons. As we continue to grow, we may need to increase our recruiting of new executives from outside of the Company. This in turn may require us to pay higher compensation closer to or in excess of comparable company averages.

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

2008 Executive Officer Compensation Components

For the fiscal year ended June 30, 2008, the principal components of compensation for our executive officers were:

•	Base salary;

•	Quarterly bonus; and

•	Equity-Based Incentive Compensation.

Base Salary. Base salaries for our executive officers other than the Chief Executive Officer are determined by the Committee based upon recommendations by our chief executive officer, taking into account such factors as salary norms in comparable companies, a subjective assessment of the nature of the position and the contribution and experience of the executive officer. During fiscal 2008, the Committee approved increases in base salaries for our executive officers as follows:

Name	Principal Position	2007 Salary	2008 Salary	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$257,188	$272,306	6%

Howard Hideshima	Chief Financial Officer	$226,325	$239,630	6%

Alex Hsu	Chief Sales and Marketing Officer	$234,733	$248,724	6%

Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer, and Director	$123,683	$158,493	28%

Yih-Shyan (Wally) Liaw	Vice President, International Sales, Corporate Secretary and Director	$141,704	$159,245	12%

Quarterly Bonus. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Committee. For fiscal year ended June 30, 2008, aggregate quarterly bonuses for executive officers averaged approximately 5% to 9% of base salary.

Equity-Based Incentive Compensation. Stock options are an important component of the total compensation of executive officers. We believe that stock options align the interests of each executive with those of the shareholders. They also provide executive officers a significant, long-term interest in our success and help retain key executive officers in a competitive market for executive talent. Our 2006 Equity Incentive Plan authorizes the Compensation Committee to grant stock options to executive officers. The number of shares owned by, or subject to options held by, each executive officer is periodically reviewed and additional awards are considered based upon past performance of the executive and the relative holdings of other executive officers. The option grants generally utilize four-year vesting periods to encourage executive officers to continue contributing to us, and they generally expire no later than ten years from the date of grant.

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

Other Benefits

Health and Welfare Benefits

Our executive officers receive the same health and welfare benefits offered to other employees including medical, dental, vision, life, accidental death and dismemberment, disability, flexible spending accounts and holiday pay. The same contribution amounts, percentages and plan design provisions are applicable to all employees.

Retirement Program

The executive officers may participate in the same tax-qualified, employee-funded 401(k) plan offered to all other employees. We currently have no Supplemental Executive Retirement Plan, or SERP, obligations. We do not have any defined benefit retirement plans.

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

Tax and Accounting Treatment of Compensation

In our review and establishment of compensation programs and payments, we consider, but do not place great emphasis on, the anticipated accounting and tax treatment of our compensation programs on us and our executive officers. While we may consider accounting and tax treatment, these factors alone are not dispositive. Among other factors that receive greater consideration are the net costs to us and our ability to effectively administer executive compensation in the short and long-term interests of stockholders under a proposed compensation arrangement.

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

Sherman Tuan, Chair

   Hwei-Ming (Fred) Tsai

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer and to our other most highly compensated executive officers who were the only executive officers whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to us during fiscal year 2008. We refer to these officers as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Charles Liang	2008	$272,306	$23,175	—	—	—	—	$3,583	(5)	$299,064
President, Chief Executive Officer and Chairman of the Board

Howard Hideshima	2008	$239,630	$15,906	—	$274,177	—	—	—		$529,713
Chief Financial Officer

Alex Hsu	2008	$248,724	$16,509	—	$65,273	—	—	—		$330,506
Chief Sales and Marketing Officer

Chiu-Chu (Sara) Liu Liang	2008	$158,493	$10,073	—	—	—	—	—		$168,566
Vice President of Operations, Treasurer and Director

Yih-Shyan (Wally) Liaw	2008	$159,245	$7,693	—	$8,581	—	—	—		$175,519
Vice President, International Sales, Corporate Secretary and Director

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers.
(2)	To date, no stock award has been granted to our named executive officers.
(3)	The amount reported in the Option Awards column represent the dollar amount recognized for financial statement reporting purposes pursuant to FAS 123(R) in our financial statements for option grants made under the 1998 and 2006 Stock Plan, unreduced by estimated service-based forfeitures. Assumptions used in the calculation of this amount is included in Item 8, Financial Statements and Supplementary Data, and Note 10 to the Consolidated Financial Statements.
(4)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.
(5)	Amount reflects a monthly automobile allowance from July 1, 2007 to October 31, 2007.

Grants of Plan-Based Awards

The following table provides information concerning options granted during fiscal year 2008 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)

Charles Liang	—
Howard Hideshima	—
Alex Hsu	1/28/2008				47,224	(2)	$8.47	$169,534
	1/28/2008				112,776	(3)	$8.47	$404,866
Chiu-Chu (Sara) Liu Liang	—
Yih-Shyan (Wally) Liaw	4/28/2008				30,635	(4)	$7.46	$96,500
	4/28/2008				30,275	(5)	$7.46	$95,366

(1)	Represents the fair value of each stock option as of the date it was granted, computed in accordance with FAS 123(R).
(2)	These incentive stock options vest at the rate of 25% on October 24, 2008 and 1/16th per quarter thereafter, such that the shares are fully vested on October 24, 2011.
(3)	These non-qualified stock options vest at the rate of 25% on October 24, 2008 and 1/16th per quarter thereafter, such that the shares are fully vested on October 24, 2011.
(4)	These incentive stock options vest at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares are fully vested on March 30, 2012.
(5)	These non-qualified stock options vest at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares are fully vested on March 30, 2012.

Outstanding Equity Awards

The following table provides information concerning exercisable and unexercisable stock options held as of June 30, 2008, by each of our named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Charles Liang	350,000	(1)	—		$0.20	12/10/2008
	1,500,000	(2)	—		$0.38	12/10/2008
	1,000,000	(3)	—		$1.25	6/30/2011
	525,000	(4)	75,000		$3.08	12/28/2014

Howard Hideshima	9,598	(5)	9,600		$13.89	11/17/2016
	55,400	(6)	55,402		$13.89	11/17/2016
	8,125	(7)	24,375		$10.19	4/26/2017

Alex Hsu	60,796	(8)	—		$1.93	8/31/2013
	—		47,224	(9)	$8.47	1/28/2018
	—		112,776	(10)	$8.47	1/28/2018

Chiu-Chu (Sara) Liu Liang	320,000	(11)	—		$0.08	12/10/2008
	240,000	(12)	—		$1.25	6/30/2011
	200,000	(13)	—		$1.25	12/23/2012
	40,500	(14)	24,300		$3.50	12/30/2015

Yih-Shyan (Wally) Liaw	150,000	(1)	—		$0.20	12/10/2008
	240,000	(15)	—		$1.25	6/30/2011
	90,000	(16)	—		$2.53	3/31/2014
	—		30,635	(17)	$7.46	4/28/2018
	—		30,275	(18)	$7.46	4/28/2018

(1)	These non-qualified stock options vest at the rate of 50% on August 20, 1996 and 25% of the remaining shares annually thereafter, such that the shares are fully vested on August 20, 1998.
(2)	These non-qualified stock options vest at the rate of 50% on November 1, 1998 and 25% of the remaining shares annually thereafter, such that the shares are fully vested on November 1, 2000.
(3)	These non-qualified stock options vest at the rate of 25% on November 1, 2001 and 1/16th per quarter thereafter, such that the shares are fully vested on November 1, 2004.
(4)	These non-qualified stock options vest at the rate of 25% on November 1, 2005 and 1/16th per quarter thereafter, such that the shares are fully vested on November 1, 2008.
(5)	These incentive stock options vest at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares are fully vested on May 8, 2010.
(6)	These non-qualified stock options vest at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares are fully vested on May 8, 2010.
(7)	These non-qualified stock options vest at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares are fully vested on April 26, 2011.
(8)	These non-qualified stock options vest at the rate of 25% on October 24, 2004 and 1/16th per quarter thereafter, such that the shares are fully vested on October 24, 2007.
(9)	These incentive stock options vest at the rate of 25% on October 24, 2008 and 1/16th per quarter thereafter, such that the shares are fully vested on October 24, 2011.
(10)	These non-qualified stock options vest at the rate of 25% on October 24, 2008 and 1/16th per quarter thereafter, such that the shares are fully vested on October 24, 2011.
(11)	These non-qualified stock options vest at the rate of 50% on December 11, 1995 and 25% of the remaining shares annually thereafter, such that the shares are fully vested on December 11, 1997.

(12)	These incentive stock options vest at the rate of 25% on December 11, 1998 and 1/16th per quarter thereafter, such that the shares are fully vested on December 11, 2001.
(13)	These non-qualified stock options vest at the rate of 25% on December 11, 2002 and 1/16th per quarter thereafter, such that the shares are fully vested on December 11, 2005.
(14)	These non-qualified stock options vest at the rate of 25% on December 12, 2006 and 1/16th per quarter thereafter, such that the shares are fully vested on December 12, 2009.
(15)	These non-qualified stock options vest at the rate of 25% on March 30, 2001 and 1/16th per quarter thereafter, such that the shares are fully vested on March 30, 2004.
(16)	These incentive stock options vest at the rate of 25% on March 30, 2005 and 1/16th per quarter thereafter, such that the shares are fully vested on March 30, 2008.
(17)	These incentive stock options vest at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares are fully vested on March 30, 2012.
(18)	These non-qualified stock options vest at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares are fully vested on March 30, 2012.

Option Exercises During Fiscal Year 2008

The following table sets forth certain information concerning option exercises by our named executive officers during fiscal year 2008. The Company has not granted any stock awards.

OPTION EXERCISES

Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)
Charles Liang	—	$—
Howard Hideshima	—	—
Alex Hsu	38,962	$273,708
Chiu-Chu (Sara) Liu Liang	—	—
Yih-Shyan (Wally) Liaw	—	$—

(1)	Based on the difference between the market price of our common stock on the date of exercise and the exercise price.

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

The following table shows for the fiscal year ended June 30, 2008 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Alexander	$37,500	—	$62,665	—	—	—	$100,165
Hwei-Ming (Fred) Tsai	$50,000	—	$39,166	—	—	—	$89,166
Edward J. Hayes, Jr.	$65,000	—	$24,539	—	—	—	$89,539
Sherman Tuan	$41,250	—	$14,723	—	—	—	$55,973

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2008.
(2)	The dollar amount in this column represents the compensation cost for the fiscal year ended June 30, 2008 of stock option awards granted in fiscal year 2008 and 2007. These amounts have been calculated in accordance with SFAS No. 123R ignoring the estimates of forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in footnote 10 to our audited consolidated financial statements for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K. The options that were issued in fiscal year 2008 and 2007 to our non-employee directors consist of the following grants:

Name	Date of Grant	Price of Grant	Number of Shares		Full Grant Date Fair Value(6)
Bruce Alexander	11/17/07	$13.89	32,000	(1)	$205,655
	4/26/07	$10.19	8,000	(2)	$32,240

Hwei-Ming (Fred) Tsai	11/17/07	$13.89	20,000	(1)	$128,534
	4/26/07	$10.19	5,000	(2)	$20,150
	2/8/08	$8.83	4,500	(4)	$16,155
	2/8/08	$8.83	500	(4)	$1,795

Edward J. Hayes, Jr.	3/28/07	$8.00	30,000	(3)	$94,200
	2/8/08	$8.83	4,500	(4)	$16,155
	2/8/08	$8.83	3,000	(4)	$10,770

Sherman Tuan	3/28/07	$8.00	18,000	(3)	$56,520
	2/8/08	$8.83	4,500	(4)	$16,155
	4/28/08	$7.46	2,000	(5)	$6,300

(1)	These shares vest at the rate of 25% on August 28, 2007 and 1/16th per quarter thereafter, such that the shares are fully vested on August 28, 2010.
(2)	These shares vest at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares are fully vested on April 26, 2011.
(3)	These shares vest at the rate of 25% on February 1, 2008 and 1/16th per quarter thereafter, such that the shares are fully vested on February 1, 2011.
(4)	These shares vest at the rate of 25% on February 8, 2009 and 1/16th per quarter thereafter, such that the shares are fully vested on February 8, 2012.
(5)	These shares vest at the rate of 25% on April 28, 2009 and 1/16th per quarter thereafter, such that the shares are fully vested on April 28, 2012.

(6)	The dollar value of the options shown represents the grant date fair value estimated using the Black-Scholes option pricing model to determine grant date fair value, in accordance with the provisions of SFAS 123R. For a discussion of valuation assumptions used in the SFAS 123R calculations, see Note 10 to the Consolidated Financial Statements in the Company’s fiscal year 2008 Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal 2008, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security of Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 18, 2008 by:

•	each of the named executive officers;

•	each of our directors; and

•	all directors and executive officers as a group.

We do not know of any person or entity who beneficially owns more than 5% of our outstanding common stock as of August 18, 2008 except for the named executive officers and directors.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	10,797,050	29.0%
Howard Hideshima(5)	83,279	*
Alex Hsu(6)	272,030	*
Chiu-Chu (Sara) Liang(7)	10,797,050	29.0%
Yih-Shyan (Wally) Liaw(8)	3,648,000	10.8%
Hwei-Ming (Fred) Tsai(9)	461,562	1.4%
Edward J. Hayes, Jr.(10)	11,250	*
Sherman Tuan(11)	6,750	*
All directors and executive officers as a group (8 persons)(12)	15,291,921	39.9%

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws applicable and to the information contained in the footnotes to this table.
(2)	Under the SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.
(3)	Calculated on the basis of 33,075,010 shares of Common Stock outstanding as of August 18, 2008, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after August 18, 2008 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.

(4)	Includes 3,412,500 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2008, 335,580 shares held by CL Grantor Retained Trust and 335,580 shares held by CL2 Grantor Retained Trust. Ms. Chiu-Chu (Sara) Liang is the trustee of both trusts. Also includes 528,840 shares jointly held by Mr. Charles Liang and Ms. Liang, Mr. Charles Liang’s spouse, 150,000 shares held by Green Earth Charitable Trust, 330,000 shares held by Ms. Liang and 804,550 shares issuable upon the exercise of options held by Ms. Liang and exercisable within 60 days after August 18, 2008. See footnote 7.
(5)	Includes 83,279 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2008.
(6)	Includes 60,796 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2008. Also includes 172,272 shares held by Hsu Trust, for which Mr. Alex Chun-Lai Hsu and Mrs. Ling-Lee Chen Hsu serve as trustees. Mr. Hsu resigned as an officer and transitioned to part-time status on August 19, 2008.
(7)	Includes 804,550 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2008. Also includes 150,000 shares held by Green Earth Charitable Trust, 4,900,000 shares held by Mr. Liang, Ms. Sara Liang’s spouse, and 3,412,500 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after August 18, 2008. See footnote 4.
(8)	Includes 480,000 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2008. 335,580 shares held by SML Grantor Retained Trust, for which Mrs. Shyu S. (May) Liaw serves as a trustee, 335,580 shares held by YSL Grantor Retained Trust, for which Mr. Yih-Shyan (Wally) Liaw serves as trustee, 1,760,000 shares held by Liaw Family Trust, for which Mr. and Mrs. Liaw serve as trustees, 528,840 shares jointly held by Mr. and Mrs. Liaw and 208,000 shares issuable upon the exercise of options granted to Mrs. Liaw, Mr. Liaw’s spouse, exercisable within 60 days after August 18, 2008.
(9)	Includes 111,562 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2008. Also includes 350,000 shares held by Tsai Family Trust, for which Mrs. Li-Jiuan Chi Tsai and Mr. Hwei Ming (Fred) Tsai serve as trustees.
(10)	Includes 11,250 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2008.
(11)	Includes 6,750 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2008.
(12)	Includes 5,178,687 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2008.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any options under the 1998 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2008:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	13,300,972	$3.48	3,106,747	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	13,300,972	$3.48	3,106,747

(1)	The shares that are reserved for issuance under the 2006 Equity Incentive Plan are subject to automatic increase on July 1 of each year through 2016 by a number of shares equal to the smaller of (a) 3% of our outstanding shares as of the close of business on the immediately preceding June 30 or (b) a lesser amount determined by the board of directors.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Stock Option Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option grants to our directors and named executive officers in fiscal 2008.

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

Transactions with Ablecom Technology Inc.

Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of our major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.4% of our common stock. Charles Liang served as a Director of Ablecom during our fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, each of whom is our officer and director, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, our officer and director, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 49.3% of Ablecom at June 30, 2008.

We have product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, we outsource a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to our specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, we commit to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, we entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, we have agreed to pay for the cost of tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. We purchased tooling assets for $2,135,000 and engineering services for $785,000 from Ablecom during the year ended June 30, 2008.

Under the distribution agreement, Ablecom purchases from us server products for distribution in Taiwan. The pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements we have with similar, third party distributors.

Ablecom’s net sales to us and its net sales of our products to others comprise a substantial majority of Ablecom’s net sales. We purchased products from Ablecom totaling approximately $105,981,000 and sold products to Ablecom totaling approximately $6,593,000 for the fiscal years ended June 30, 2008.

The amount owed to us by Ablecom as of June 30, 2008 was approximately $792,000. Amount owed to Ablecom by us as of June 30, 2008 was approximately $27,717,000. For the years ended June 30, 2008, we received $147,000 from Ablecom for penalty charges, and paid approximately $4,163,000 in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

Our exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to us. Outstanding purchase orders with Ablecom were $28.0 million at June 30, 2008, representing the maximum exposure to loss relating to (a) above. We do not have any direct or indirect guarantees of losses, if any, of Ablecom.

Transactions with Tatung Company

Tatung Company was a significant contract manufacturer for us and owns approximately 1.8% of our common stock. We had a product manufacturing agreement (“product manufacturing agreement”) with Tatung Company. The product manufacturing agreement was terminated by Tatung Company in the quarter ended December 31, 2007.

We purchased contract manufacturing services and products from Tatung totaling approximately $6,085,000 and sold products to Tatung totaling approximately $2,887,000 for the fiscal year ended June 30, 2008. There was no amount owed to us by Tatung as of June 30, 2008 and there was no amount owed to Tatung by us as of June 30, 2008. For the year ended June 30, 2008, we received no penalty charges from Tatung but received approximately $248,000 from Tatung for its termination in the quarter ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services

The Audit Committee has appointed Deloitte & Touche as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to the Company by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below during the fiscal years ended June 30, 2008 and 2007. Since its inception, the Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte independence, and has pre-approved 100% of the services described below.

	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07
Audit Fees(1)	$952,000	$444,000
Audit-Related Fees(2)	—	1,313,000
Tax Fees	—	—
All Other Fees	—	—

Total	$952,000	$1,757,000

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of the Company’s 2008 and 2007 consolidated financial statements and review of interim information. The fees for fiscal year ended June 30, 2008 also include $390,000 for the attestation services mandated by Section 404 of the Sarbanes-Oxley Act and $83,000 for the review of FIN48 liabilities.

(2)	Audit-related fees consist of the aggregate fees billed for SEC registration statements, including fees related to the Company’s initial public offering of common stock.

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

SUPER MICRO COMPUTER, INC.

Date: August 29, 2008	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Liang and Howard Hideshima, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ CHARLES LIANG Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 29, 2008

/s/ HOWARD HIDESHIMA Howard Hideshima	Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2008

/s/ CHIU-CHU (SARA) LIU LIANG Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer and Director	August 29, 2008

/s/ YIH-SHYAN (WALLY) LIAW Yih-Shyan (Wally) Liaw	Vice President of International Sales, Secretary and Director	August 29, 2008

/s/ HWEI-MING (FRED) TSAI Hwei-Ming (Fred) Tsai	Director	August 29, 2008

/s/ EDWARD J. HAYES, JR Edward J. Hayes, Jr	Director	August 29, 2008

/s/ SHERMAN TUAN Sherman Tuan	Director	August 29, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)

3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)

4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)

10.1	1998 Stock Option Plan, as amended(1)

10.2	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)

10.3	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)

10.4	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)

10.5	2006 Equity Incentive Plan(1)

10.6	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.7	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.8	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.9	Form of directors’ and officers’ Indemnity Agreement(1)

10.10	Promissory Note dated as of March 22, 2001, issued by Super Micro Computer, Inc. to Bank of America, N.A.(1)

10.11	Standing Loan Agreement dated March 22, 2001, by and between Super Micro Computer, Inc. and Bank of America, N.A.(1)

10.12	Product Manufacturing Agreement dated as of April 16, 2004 by and between Super Micro Compute, Inc. and Tatung Company(1)

10.13	Promissory Note dated as of April 22, 2004, issued by Super Micro Computer, Inc. to Wachovia Commercial Mortgage, Inc.(1)

10.14	Business Loan Agreement dated as of April 22, 2004, by and between Super Micro Computer, Inc. and Wachovia Commercial Mortgage, Inc.(1)

10.15	Promissory Note dated September 28, 2005, issued by Super Micro Computer, Inc. to Citibank (West), FSB(1)

10.16	Business Loan Agreement dated as of September 28, 2005, by and between Super Micro Computer, Inc. and Citibank (West), FSB(1)

10.17	Business Loan Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.18	Promissory Note dated November 1, 2005, issued by Super Micro Computer, Inc. to Far East National Bank(1)

10.19	Commercial Security Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.20	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)

10.21	Offer Letter for Alex Hsu(1)

10.22	Offer Letter for Howard Hideshima(1)

10.23	Director Compensation Policy(1)

Exhibit Number	Description
10.24	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)

10.25	First Amendment to Product Manufacturing Agreement between Super Micro Computer, Inc. and Tatung Company dated as of March 7, 2007(1)

10.26	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)

10.27	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)

10.28	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)

10.29	Agreement of Purchase and Sale(3)

10.30	Stock Option Exercise Notice and Restricted Stock Purchase Agreement

14.1	Code of Ethics for All of the Company’s Directors, Officers and Employees(4)

21.1	Subsidiaries of Super Micro Computer, Inc.(1)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages)

31.1	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

32.2	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2007.
(3)	Incorporated by reference to Exhibit 10.1 from the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2007.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2007.
(5)	The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.