Form 10-Q
period 2008-09-30
Super Micro Computer, Inc.
filed 2008-11-10
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008 there were 34,650,663 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$64,774	$51,481
Short-term investments	57	57
Accounts receivable, net of allowances of $1,171 and $1,173 at September 30, 2008 and June 30, 2008, respectively (including amounts receivable from a related party of $406 and $792 at September 30, 2008 and June 30, 2008, respectively)	46,200	49,501
Inventories, net	100,853	85,683
Deferred income taxes-current	8,652	8,663
Prepaid income taxes	357	2,661
Prepaid expenses and other current assets	1,628	1,837

Total current assets	222,521	199,883
Long-term investments	15,103	16,106
Property, plant and equipment, net	46,017	45,602
Deferred income taxes-noncurrent	995	939
Restricted assets	1,771	1,728
Other assets	125	127

Total assets	$286,532	$264,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $34,822 and $27,717 at September 30, 2008 and June 30, 2008, respectively)	$86,872	$80,962
Accrued liabilities	19,551	14,790
Income taxes payable	261	189
Advances from receivable financing arrangements	1,438	1,173
Current portion of capital lease obligations	46	57
Current portion of long-term debt	304	320

Total current liabilities	108,472	97,491
Long-term capital lease obligations-net of current portion	96	108
Long-term debt-net of current portion	9,923	9,981
Other long-term liabilities	4,771	4,934

Total liabilities	123,262	112,514
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued and outstanding shares: 33,431,329 and 32,668,731 at September 30, 2008 and June 30, 2008, respectively	73,581	69,434
Deferred stock-based compensation	(502)	(675)
Accumulated other comprehensive loss	(544)	(451)
Retained earnings	90,735	83,563

Total stockholders’ equity	163,270	151,871

Total liabilities and stockholders’ equity	$286,532	$264,385

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Net sales (including related party sales of $1,531 and $2,119 in the three months ended September 30, 2008 and 2007, respectively)	$144,051	$117,949
Cost of sales (including related party purchases of $31,673 and $22,108 in the three months ended September 30, 2008 and 2007, respectively)	116,215	94,904

Gross profit	27,836	23,045

Operating expenses:
Research and development	8,085	6,706
Sales and marketing	4,756	3,729
General and administrative	3,155	3,424

Total operating expenses	15,996	13,859

Income from operations	11,840	9,186
Interest income	218	538
Interest expense	(237)	(252)

Income before income tax provision	11,821	9,472
Income tax provision	4,649	3,665

Net income	$7,172	$5,807

Net income per share:
Basic	$0.22	$0.19
Diluted	$0.18	$0.15
Shares used in per share calculation:
Basic	33,028,294	30,291,743
Diluted	39,298,993	38,619,263

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$7,172	$5,807
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	812	537
Stock-based compensation expense	1,209	870
Allowance for doubtful accounts	3	42
Allowance for sales returns	1,569	1,273
Provision for inventory	575	2,088
Deferred income taxes	15	(1,075)
Gain on short-term investments	—	(198)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $386 and $(406) during the three months ended September 30, 2008 and 2007, respectively)	1,729	(8,544)
Inventories	(15,745)	(8,743)
Prepaid expenses and other current assets	209	(101)
Other assets	1	—
Accounts payable (including increases in related party balances of $7,105 and $1,712 during the three months ended September 30, 2008 and 2007, respectively)	6,109	7,072
Income taxes payable, net	4,450	1,736
Accrued liabilities	4,761	494
Other long-term liabilities	(163)	2,741

Net cash provided by operating activities	12,706	3,999

INVESTING ACTIVITIES:
Restricted assets	(43)	(205)
Proceeds from investments	850	890
Purchases of property, plant and equipment	(1,425)	(580)
Purchases of investments	—	(4,725)

Net cash used in investing activities	(618)	(4,620)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,037	290
Repayment of long-term debt	(74)	(76)
Payment of obligations under capital leases	(23)	(45)
Advances under receivable financing arrangements	265	(77)
Payment of deferred offering costs	—	(20)

Net cash provided by financing activities	1,205	72

Net increase (decrease) in cash and cash equivalents	13,293	(549)
Cash and cash equivalents at beginning of period	51,481	50,864

Cash and cash equivalents at end of period	$64,774	$50,315

Supplemental disclosure of cash flow information:
Cash paid for interest	$237	$252
Cash paid for taxes	$359	$5
Non-cash investing and financing activities:
Equipment purchased under capital leases	$—	$4
Reversal of deferred stock-based compensation for cancellation of stock options	$3	$19
Accrued costs for property, plant and equipment purchases	$456	$1,697
Accrued offering costs	$—	$297
Changes in fair values of investments	$(153)	$—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Super Micro Computer, Inc. pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively “Super Micro” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes thereto included in the Super Micro Annual Report on Form 10-K for the year ended June 30, 2008 (“2008 Form 10-K”) filed with the SEC.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2009.

Principles of Consolidation

The condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

The provision for inventory had been combined with the change in inventory in the prior period condensed consolidated statement of cash flows and has been reclassified to a separate line item to conform with the current period presentation.

Fair Value Measurements

Effective July 1, 2008, the Company adopted certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which the Financial Accounting Standards Board (“FASB”) issued in September 2006. SFAS 157 establishes specific criteria for the fair value measurement of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value on at least an annual basis. The Company elected to delay the adoption date for the portions of SFAS 157 impacted by FSP 157-2, and, as a result, it adopted a portion of the provisions of SFAS 157. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated results of operations and financial condition. The Company is currently evaluating the impact of measuring the remaining nonfinancial assets and nonfinancial liabilities under FSP No. 157-2 on its financial position, results of operations and cash flows.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS 157 did not have a significant impact on the Company’s financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1- Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 - Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Note 3. Recently Issued Accounting Standards

EITF 07-3

Effective July 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Abstract No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows.

SFAS No. 159

Effective July 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”), which the FASB issued in February 2007. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure certain eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. Upon adoption, the Company did not elect to adopt the fair value option on eligible items under SFAS 159.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is assessing the impact of the adoption of SFAS 162 on its financial position, results of operations or cash flows.

Note 4. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increase on July 1, 2007 and each subsequent anniversary through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company in January 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three months ended September 30, 2008, the Company granted options for the purchase of 419,840 shares under the 2006 Plan. At September 30, 2008, 3,765,502 shares of common stock are available for future grant.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised an option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the award.

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), effective July 1, 2006 using the prospective transition method. Prior to the adoption of SFAS 123(R), the Company accounted for its stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148. Under APB 25, when the exercise price of the Company’s employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Determining Fair Value

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise factors.

Expected Volatility — Expected volatility is based on a combination of the implied and historical volatility for its peer group.

Expected Dividend — The Black-Scholes valuation model calls for a single expected dividend yield as an input and the Company has no plans to pay dividends.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes valuation method is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Estimated Forfeitures — The estimated forfeiture rate is based on the Company’s historical forfeiture rates and the estimate is revised in subsequent periods if actual forfeitures differ from the estimate.

The fair value of stock option grants for the three months ended September 30, 2008 and 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2008	2007
Risk-free interest rate	3.09%	4.58%
Expected life	4.35 years	4.32 years
Dividend yield	—	—
Volatility	48.16%	45.41%
Estimated forfeitures	2.48% - 14.16%	3.30% - 15.16%
Weighted-average fair value	$3.37	$3.90

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three month periods ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended September 30,
	2008	2007
Cost of sales	$133	$112
Research and development	551	349
Sales and marketing	191	144
General and administrative	334	265

Stock-based compensation expense before taxes	1,209	870
Income tax benefit	(52)	(119)

Stock-based compensation expense, net	$1,157	$751

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) accounted for under SFAS 123(R) to be classified as cash from financing activities. The Company had no excess tax benefits in the three months ended September 30, 2008 and 2007 for options accounted for under SFAS 123(R). Excess tax benefits for stock options accounted for under APB 25 continue to be classified as cash from operating activities.

Stock Option and Awards Activity

The following table summarizes stock option activity during the three months ended September 30, 2008 under all stock option plans (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	13,300,972	$3.48
Granted	419,840	$7.91
Exercised	(1,687,598)	$0.78
Forfeited or cancelled	(149,632)	$9.92

Outstanding at September 30, 2008	11,883,582	$3.94	5.78	$64,593
Vested and expected to vest at September 30, 2008	11,459,981	$3.76	0.21	$64,189
Exercisable at September 30, 2008	9,268,043	$2.65	4.91	$61,426

The total intrinsic value of options exercised was $15,662,000 and $1,275,000 for the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense accounted for in accordance with SFAS 123(R) in the three months ended September 30, 2008 and 2007 was $1,039,000 and $656,000, respectively. As of September 30, 2008, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $9,318,000, which will be recognized over a weighted-average vesting period of approximately 3.75 years.

The weighted-average fair value per share of options granted during fiscal year 2005 and 2006, and accounted for using the intrinsic value measurement provisions of APB 25, was $4.58. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). The Company amortized $170,000 and $213,000 of stock-based compensation in the three months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the Company had deferred stock-based compensation under APB 25 of $502,000, which is comprised primarily of employee and director stock option grants prior to July 1, 2006 and is expected to be fully amortized in 2010.

The following table summarizes the Company’s restricted stock award activity for the three months ended September 30, 2008 (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at July 1, 2008	—	$—
Granted	898,205	10.66
Vested	—	—
Forfeited	—	—

Nonvested stock at September 30, 2008	898,205	$10.66

None of the intrinsic value of the restricted stock award vested in the three months ended September 30, 2008. The total intrinsic value of the outstanding restricted stock award was $9,575,000 as of September 30, 2008. There is no incremental fair value of restricted stock award of 898,205 shares.

Note 5. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Net income	$7,172	$5,807
Unrealized loss on investments, net of taxes	(93)	—

Total comprehensive income	$7,079	$5,807

Note 6. Net Income Per Share

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2008	2007
Numerator:
Net income	$7,172	$5,807
Denominator:
Basic weighted-average number of common shares outstanding	33,028	30,292
Dilutive common stock options and awards	6,271	8,327

Diluted weighted-average number of common shares outstanding	39,299	38,619

Basic net income per share	$0.22	$0.19
Diluted net income per share	$0.18	$0.15

For the three months ended September 30, 2008 and 2007, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such outstanding stock options were 3,446,000 and 2,078,000 for the three months ended September 30, 2008 and 2007, respectively.

Note 7. Balance Sheet Components (in thousands)

Inventories:

	September 30, 2008	June 30, 2008
Finished goods	$68,541	$54,385
Work in process	2,178	648
Purchased parts and raw materials	30,134	30,650

Total inventories, net	$100,853	$85,683

The Company recorded a provision for excess and obsolete inventory totaling $575,000 and $2,088,000 in the three months ended September 30, 2008 and 2007, respectively.

Property, Plant and Equipment:

	September 30, 2008	June 30, 2008
Land	$19,220	$19,220
Buildings	19,108	19,108
Building and leasehold improvements	3,093	3,063
Machinery and equipment	9,042	8,424
Furniture and fixtures	2,566	2,212
Purchased software	1,426	1,203

	54,455	53,230
Accumulated depreciation and amortization	(8,438)	(7,628)

Property, plant and equipment, net	$46,017	$45,602

The costs of assets under capital leases were $411,000 as of September 30, 2008 and June 30, 2008, respectively, and accumulated amortization was $136,000 and $115,000, respectively.

Restricted Assets:

The restricted assets consist primarily of certificates of deposits secured for two irrevocable letters of credit of $121,000 and $1,540,000 as of September 30, 2008 and June 30, 2008. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000.

Product Warranties:

	Three Months Ended September 30,
	2008	2007
Balance as of beginning of period	$2,920	$2,243
Provision for warranties	2,013	1,169
Costs charged to accrual	(1,678)	(1,138)
Change in estimated liability for pre-existing warranties	342	—

Balance as of end of period	$3,597	$2,274

Note 8. Long-term Investments

As of September 30, 2008, the Company held approximately $15.1 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program (“FFELP”); such auction rate securities were rated AAA at September 30, 2008. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as long-term investments available-for-sale as of September 30, 2008 and June 30, 2008.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities. The assumptions used in preparing the discounted cash flow model include estimates for interest rates which among other things incorporate, as applicable, creditworthiness of the associated insurers, timing of cash flows and expected holding periods of the auction-rate securities. Based on this assessment of fair value, for the three months ended September 30, 2008, the Company determined there was a decline in fair value of its auction rate securities of $153,000 during the three month period and a total decline of $897,000 which was deemed temporary. That amount has been recorded net of tax, as a component of other comprehensive income.

Additionally, the Company has the financial ability and intent to hold these investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis.

Note 9. Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy and certificates of deposits are classified within Level 2 of the fair value hierarchy. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy. Refer to Note 2. “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of September 30, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$9,282	$—	$—	$9,282
Certificates of deposits	—	1,831	—	1,831
Auction rate securities	—	—	15,103	15,103

Total	$9,282	$1,831	$15,103	$26,216

The above table excludes $55,487,000 of cash held by the Company.

The Company’s Level 3 assets consist of long-term auction-rate securities for which the Company used a discounted cash flow model to value these investments (See Note 8).

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three months ended September 30, 2008 (in thousands):

Three Months Ended September 30, 2008
Balance as of beginning of period	$16,106
Total realized gains or (losses) included in net income	—
Total unrealized losses included in other comprehensive income	(153)
Purchases, sales and settlements, net at par	(850)
Transfers in and/or out of Level 3	—

Balance as of end of period	$15,103

The Company measures the fair value of outstanding debt on a recurring basis and its long-term debt of $10.2 million is reported at amortized cost. The fair value of long-term debt is based on quoted market prices (Level 2) which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms.

Note 10. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. Such sales transactions totaled approximately $5,907,000 and $5,044,000 for the three months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and June 30, 2008, approximately $1,438,000 and $1,173,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.70% to 14.76% and 11.70% to 21.48% per annum, depending on the customers’ credit ratings, at September 30, 2008 and June 30, 2008, respectively.

Note 11. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	September 30, 2008	June 30, 2008
Building loans	$10,227	$10,301
Capital leases (Note 14)	142	165

Total	10,369	10,466
Current portion, debt and capital leases	(350)	(377)

Long-term portion, debt and capital leases	$10,019	$10,089

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of September 30, 2008 and June 30, 2008, the total outstanding borrowings were $3,891,000 and $3,912,000, respectively, with interest at 7.23% per annum through July 2012 and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum.

In September 2005, the Company borrowed $6,930,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased. The loan is repayable in equal monthly installments through September 2010. As of September 30, 2008 and June 30, 2008, the total outstanding borrowings were $6,336,000 and $6,389,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes plus 1.65% per annum.

As of September 30, 2008, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,134,000 and $16,340,000, respectively. As of June 30, 2008, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,111,000 and $16,375,000, respectively.

In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2009. As of September 30, 2008, the Company had an unused revolving line of credit totaling $5,000,000 that expired on November 1, 2008. This line of credit has been extended to December 1, 2008 with interest rate at Prime Rate plus 0.5% per annum. As of September 30, 2008, the Company was in compliance with the financial covenants associated with the line of credit.

Note 12. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with its subsidiaries (Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.6% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 49.3% of Ablecom at September 30, 2008.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company made payments for tooling assets of $11,000 in the three months ended September 30, 2008. The Company made payments for tooling assets of $1,438,000 and engineering services of $708,000 from Ablecom in the three months ended September 30, 2007.

Under the distribution agreement, Ablecom purchases server products from the Company for distribution in Taiwan. The Company believes that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $31,673,000 and $22,108,000, and sold products to Ablecom totaling approximately $1,531,000 and $2,119,000, for the three months ended September 30, 2008 and 2007, respectively.

Amounts owed to the Company by Ablecom as of September 30, 2008 and June 30 2008, were approximately $406,000 and $792,000, respectively. Amounts owed to Ablecom by the Company as of September 30, 2008 and June 30, 2008, were approximately $34,822,000 and $27,717,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 65 and 118 days of invoice. For the three months ended September 30, 2008 and 2007, the Company received $0 and $70,000, respectively, from Ablecom for penalty charges. For the three months ended September 30, 2008 and 2007, the Company paid approximately $520,000 and $2,311,000, respectively, in tooling assets and miscellaneous costs to Ablecom which included $11,000 of tooling for blade servers for the three months ended September 30, 2008 and $1,438,000 of tooling and $708,000 of engineering services for the blade servers for the three months ended September 30, 2007 referred to above. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $26.5 million and $28.0 million at September 30, 2008 and June 30, 2008, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses, if any, of Ablecom.

Note 13. Income Taxes

The Company recorded provisions for income taxes of $4,649,000 and $3,665,000 for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate for the three months ended September 30, 2008 differs from the federal and state statutory rate primarily due to tax exempt interest income, research and development credits, domestic production activities deduction and certain stock compensation expenses for which deferred tax assets cannot be recorded in accordance with SFAS 123(R).

As of September 30, 2008, the Company had a liability for gross unrecognized tax benefits of $5,036,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three months ended September 30, 2008, there was no material change in the amount of the liability for gross unrecognized tax benefits.

At September 30, 2008, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $587,000. During the three months ended September 30, 2008, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

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

Note 14. Commitments and Contingencies

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

Lease Commitments — The Company leases equipment and a warehouse facility under noncancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases.

Note 15. Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the three months ended September 30, 2008 and 2007, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2008	2007
Net sales:
United States	$95,367	$72,735
United Kingdom	5,980	6,056
Germany	7,546	5,647
China	5,417	3,534
Rest of Europe	16,525	13,773
Rest of Asia	10,762	13,366
Other	2,454	2,838

	$144,051	$117,949

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2008		2007
	Amount	Percent of Revenues	Amount	Percent of Net Sales
Server systems	$55,794	38.7%	$45,587	38.6%
Serverboards and other components	88,257	61.3%	72,362	61.4%

Total	$144,051	100.0%	$117,949	100.0%

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

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete rackmount and blade server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $55.8 million and $45.6 million for the three months ended September 30, 2008 and 2007, respectively, and net sales of serverboards and components were $88.3 million and $72.3 million for the three months ended September 30, 2008 and 2007, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $144.1 million and $117.9 million for the three months ended September 30, 2008 and 2007, respectively. Our net income was $7.2 million and $5.8 million for the three months ended September 30, 2008 and 2007, respectively.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 62.6% and 60.9% of our net sales from products sold to distributors, and 37.4% and 39.1% from sales to OEMs and to end customers for the three months ended September 30, 2008 and 2007, respectively. None of our customers accounted for 10% or more of our net sales in the three months ended September 30, 2008 and 2007. We derived approximately 66.2% and 61.7% of our net sales from customers in the United States for the three months ended September 30, 2008 and 2007, respectively. We derived approximately 33.8% and 38.3% of our net sales from customers outside the United States for the three months ended September 30, 2008 and 2007, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 5.6% of our net sales for both the three months ended September 30, 2008 and 2007, respectively.

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

One of our key suppliers is Ablecom, which supplies us with contract design and manufacturing support. For the three months ended September 30, 2008 and 2007, our purchases from Ablecom represented approximately 27.3% and 23.3% of our cost of sales, respectively. The increase in percentage of cost of sales was primarily related to higher chassis and component products purchased from Ablecom to support our growth and our new product introductions. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2009, for example, refer to the fiscal year ended June 30, 2009.

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

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. We expect cost of sales to increase in absolute dollars in the future from an expected increase in net sales. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales, as a percentage of net sales, is generally lower on server systems than on components. Because we do not have long-term fixed supply agreements, our cost of sales is subject to change based on market conditions.

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

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit and tax fees. Although we expect such expenses to increase to support our anticipated growth, for fiscal 2009 we expect such expenses will be offset in part due to the expected reduction of compliance costs related to Section 404 of the Sarbanes-Oxley Act.

Interest and other income, net. Interest and other income, net represents the net of our interest income on investments or interest expense on the building loans for our owned facilities offset by interest earned on our cash balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to the tax benefit of tax exempt interest income, research and development tax credits and the domestic production activities deduction.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products ). Credits that we issued pursuant to these provisions were $94,000 and $64,000, for the three months ended September 30, 2008 and 2007, respectively. We do not commit to future price reductions with any of our customers.

We have an immaterial amount of service revenue relating to non-warranty repairs, which is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Cooperative marketing accruals. We follow Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria. In accordance with EITF Issue No. 01-9, we record advertising costs meeting such specified criteria within sales and marketing expenses in the accompanying condensed consolidated statements of operations. For those advertising costs that do not meet the criteria set forth in EITF Issue No. 01-9, the amounts are recorded as a reduction to sales in the accompanying condensed consolidated statements of operations.

Valuation of long-term investments. Valuation of long-term investments relates to the unrealized loss on the carrying value of our investments in auction-rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. We have used a discounted cash flow model to estimate the fair value of these investments as of September 30, 2008. The factors used in such models are subject to judgment by management. Changes in these estimates or in the market conditions for these investments may affect the fair value of these long-term investments.

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

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. See Note 13 of Notes to Condensed Consolidated Financial Statements for the impact of FIN 48 on our condensed consolidated financial statements.

Stock-based compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Prior to July 1, 2006, we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted prior to the adoption of SFAS No. 123(R) with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the three months ended September 30, 2008 and 2007, was both $0.2 million. Compensation expense under SFAS No. 123(R) for options granted to employees after July 1, 2006, was $1.0 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal year 2007.

As of September 30, 2008, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $9.3 million, which is expected to be recognized as an expense over a weighted-average period of approximately 3.75 years. See Note 4 to our condensed consolidated financial statements for additional information.

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

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise factors. The expected volatility is based on a combination of the implied and historical volatility of our relevant peer group. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	80.7	80.5

Gross profit	19.3	19.5

Operating expenses:
Research and development	5.6	5.6
Sales and marketing	3.3	3.2
General and administrative	2.2	2.9

Total operating expenses	11.1	11.7

Income from operations	8.2	7.8
Interest income	0.2	0.4
Interest expense	(0.2)	(0.2)

Income before income tax provision	8.2	8.0
Income tax provision	3.2	3.1

Net income	5.0%	4.9%

Comparison of Three Months Ended September 30, 2008 and 2007

Net sales. Net sales increased by $26.1 million, or 22.1%, to $144.1 million from $117.9 million, for the three months ended September 30, 2008 and 2007, respectively. This was due primarily to an increase in unit volumes and average selling prices of server systems. For the three months ended September 30, 2008, the approximate number of server system units sold increased 18.4% to 45,000 compared to 38,000 for the three months ended September 30, 2007. The average selling price of server system units increased 8.3% to approximately $1,300 in the three months ended September 30, 2008 compared to approximately $1,200 in the three months ended September 30, 2007. Growth in the average selling prices of our server systems was principally driven by an increase in sales of 6000 Series configurations of servers, offset in part by declines in average selling prices of more mature products to OEMs and end customers. Sales of server systems increased by $10.2 million or 22.4% from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to higher sales of our OEM and bundled server solutions utilizing our high efficiency power supplies and higher sales of 6000 Series configurations of servers. Sales of server systems represented 38.7% of our net sales for the three months ended September 30, 2008 as compared to 38.6% of our net sales for the three months ended September 30, 2007. For the three months ended September 30, 2008 and 2007, we derived approximately 62.6% and 60.9%, respectively, of our net sales from products sold to distributors and we derived approximately 37.4% and 39.1%, respectively, from sales to OEMs and to end customers. For the three months ended September 30, 2008, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 66.2%, 11.3%, 5.2% and 15.6%, of our net sales, respectively, as compared to 61.7%, 14.3%, 4.8% and 16.8%, respectively, for the three months ended September 30, 2007.

Cost of sales. Cost of sales increased by $21.3 million, or 22.5%, to $116.2 million from $94.9 million, for the three months ended September 30, 2008 and 2007, respectively. Cost of sales as a percentage of net sales was 80.7% and 80.5% for the three months ended September 20, 2008 and 2007, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and higher provision for warranty reserve of $0.8 million offset in part by lower inventory provision of $1.5 million. The higher cost of sales as a percentage of net sales was primarily due to a decrease in standard gross margin as a result of lower average selling price of mature products. In the three months ended September 30, 2008, we recorded a $2.0 million expense, or 1.4% of net sales, related to the provision for warranty reserve as compared to $1.2 million, or 1.0% of net sales, in the three months ended September 30, 2007. The increase in the provision for warranty reserve was primarily due to higher repair costs and the effect of a 90 day extension of our warranty period. In the three months ended September 30, 2008, we recorded a $0.6 million expense, or 0.4% of net sales, related to the inventory provision as compared to $2.1 million, or 1.8% of net sales, in the three months ended September 30, 2007. The decrease in the inventory provision was primarily due to our focus on reducing excess and slow moving inventory through product conversion and increasing sales efforts.

Research and development expenses. Research and development expenses increased by $1.4 million, or 20.6%, to $8.1 million from $6.7 million, for the three months ended September 30, 2008 and 2007, respectively. Research and development expenses were 5.6% of net sales for both the three months ended September 30, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $2.0 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense offset in part by a decrease of $0.8 million in development costs associated with Superblade and an increase of $0.3 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $551,000 and $349,000 for the three months ended September 30, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

Sales and marketing expenses. Sales and marketing expenses increased by $1.0 million, or 27.5%, to $4.8 million from $3.7 million, for the three months ended September 30, 2008 and 2007, respectively. Sales and marketing expenses were 3.3% and 3.2% of net sales for the three months ended September 30, 2008 and 2007, respectively. The increase in absolute dollars and percentage of net sales was primarily due to an increase of $0.4 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense and an increase of $0.2 million in trade show expenses.

Sales and marketing expenses include stock-based compensation expense of $191,000 and $144,000 for the three months ended September 30, 2008 and 2007, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.3 million, or 7.9%, to $3.1 million from $3.4 million, for the three months ended September 30, 2008 and 2007, respectively. General and administrative expenses were 2.2% and 2.9% of net sales for the three months ended September 30, 2008 and 2007, respectively. The decrease in absolute dollars was primarily due to a decrease of $0.5 million in accrued claims and a decrease of $0.2 million in consulting fees related to Sarbanes-Oxley 404 (SOX) compliance offset in part by an increase of $0.2 million in compensation and benefits, including higher stock-based compensation expense and an increase of $0.1 million in legal expenses primarily associated with our defense of certain litigation matters.

General and administrative expenses include stock-based compensation expense of $334,000 and $265,000 for the three months ended September 30, 2008 and 2007, respectively.

Interest and other expense, net. Interest and other expense, changed by $0.3 million, or 106.6%, to $19,000 from $(0.3) million, for the three months ended September 30, 2008 compared to the same period in 2007, respectively, of which $0.2 million and $0.3 million was interest expenses for the three months ended September 30, 2008 and 2007, respectively. The net increase was due to lower interest income of $0.3 million from higher cash and cash equivalent and investment balances with lower interest rates. We expect the interest expenses will decrease in the future as we expect to repay one outstanding building loan of $6.3 million in the quarter ending December 31, 2008.

Provision for income taxes. Provision for income taxes increased by $1.0 million, or 26.8%, to $4.6 million from $3.7 million, for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate was 39.3% and 38.7% for the three months ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate was the result of the expired federal research and development tax credit which was not available for the three months ended September 30, 2008.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short term investments were $64.8 million and $51.5 million as of September 30, 2008 and June 30, 2008, respectively.

Operating Activities. Net cash provided by operating activities was $12.7 million and $4.0 million for the three months ended September 30, 2008 and 2007, respectively. Net cash provided by our operating activities for the three months ended September 30, 2008 was primarily due to our net income of $7.2 million, an increase in accounts payable of $6.1 million, an increase in accrued liabilities of $4.8 million, an increase in income taxes payable of $4.5 million, a decrease in accounts receivable of $1.7 million, an allowance for sales returns of $1.6 million and stock-based compensation expense of $1.2 million which was substantially offset by an increase in inventories of $15.7 million. The decreases for the three months ended September 30, 2008 in accounts receivable and sales returns were primarily due to lower net sales during the period and timing of customer payment. The increase for the three months ended September 30, 2008 in inventory was to support our growth and new product introductions. The increases for the three months ended September 30, 2008 in accounts payable and accrued liabilities were primarily due to the timing of inventory received, payments to our vendors and an increase in cooperative marketing accruals to our customers.

Net cash provided by our operating activities for the three months ended September 30, 2007 was primarily due to our net income of $5.8 million, an increase in accounts payable of $7.1 million, an increase in other liabilities of $2.7 million, a provision for inventory of $2.1 million, an increase in income taxes payable of $1.7 million and an allowance for sales returns of $1.3 million which was substantially offset by an increase in accounts receivable of $8.5 million and an increase in inventory of $8.7 million. The increases for the three months ended September 30, 2007 in accounts receivable, sales returns, inventory and accounts payable were primarily due to growth in net sales during the period as a result of new product introductions, increased sales of existing rackmount and blade server systems and components and increased purchases from our suppliers.

Investing activities. Net cash used in our investing activities was $0.6 million and $4.6 million for the three months ended September 30, 2008 and 2007, respectively. In the three months ended September 30, 2008, $1.4 million was related to the purchase of property, plant and equipments to support our growth offset in part by the redemption of investments in auction rate securities of $0.9 million. In the three months ended September 30, 2007, $4.7 million was related to the purchase of investments in auction rate securities and variable rate demand notes. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We expect to continue to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business.

Financing activities. Net cash provided by our financing activities was $1.2 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively. In the three months ended September 30, 2008 and 2007, $1.0 million and $0.3 million, respectively was related to the proceeds from exercise of stock options. We repaid $0.1 million in loans for both the three months ended September 30, 2008 and 2007.

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

Other factors affecting liquidity and capital resources

We have entered into two building loans to purchase two facilities located in San Jose, California. Total balance outstanding on these loans was $10.2 million as of September 30, 2008. The first loan was entered into in April 2004 under which we borrowed $4.3 million. The second loan was entered into in September 2005 under which we borrowed a total of $6.9 million. We intend to repay the second outstanding building loan of $6.3 million in the quarter ending December 31, 2008. The loans require us to comply with customary covenants related to business and financial condition. They also have customary restrictions on business and financial activity in which we cannot engage without the prior written consent of the bank. For example, under the terms of the building loans, we generally may not, without the lenders’ prior written consent, incur certain indebtedness and liens, engage in business activities substantially different from our present business, liquidate or dissolve our business, lease or dispose of all or a substantial part of our business or assets, sell assets for less than fair market price, enter into any consolidation, merger or other business combination, or make certain loans, acquisitions and guaranties.

As of September 30, 2008, we have an unused revolving line of credit totaling $5,000,000 that expired on November 1, 2008. This line of credit has been extended to December 1, 2008 with interest rate at Prime Rate plus 0.5% per annum.

In addition, we have historically paid our contract manufacturers within 39 to 75 days of invoice and Ablecom between 65 and 118 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of September 30, 2008 and June 30, 2008 amounts owed to Ablecom by us were approximately $34.8 million and $27.7 million, respectively.

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

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $10.9 million over the next 6.8 years as of September 30, 2008. We also obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2009.

In March 2008, we posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14 of the Notes to the Condensed Consolidated Financial Statements). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. This amount has been classified as restricted assets as of September 30, 2008.

As of September 30, 2008, we held approximately $15.1 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program (“FFELP”); such auction rate securities were rated AAA at September 30, 2008. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of September 30, 2008 and we have recorded an accumulated unrealized loss of $897,000 on such securities.

Although we have the financial ability and intent to hold these investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2008:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$4,178	$8,006	$7,889	$8,416	$28,489
Capital leases, including interest	50	71	34	—	155
Building loans, including interest	953	1,906	1,906	12,924	17,689
License arrangement	608	911	911	570	3,000
Purchase commitments	41,725	—	—	—	41,725

Total	$47,514	$10,894	$10,740	$21,910	$91,058

The table above excludes $5.0 million of liabilities under FIN 48. As discussed in Note 13 to the Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of July 1, 2007. At September 30, 2008, we had a liability for unrecognized tax benefits and an accrual for the related interest totaling $5.0 million. The Company has not provided a detailed estimate of the payment timing due to the uncertainty of when the related tax settlements are due.

We expect to fund these obligations from our ongoing operations and existing cash and cash equivalents on hand.

Recent Accounting Pronouncements

EITF 07-3

Effective July 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our financial position, results of operations and cash flows.

SFAS No. 159

Effective July 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”), which the FASB issued in February 2007. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure certain eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. Upon adoption, we did not elect to adopt the fair value option on eligible items under SFAS 159.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles”. We are assessing the impact of the adoption of SFAS 162 on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2008, our investments were in money market funds, certificates of deposit and auction rate securities (see Liquidity Risk below).

We had $10.2 million of indebtedness under our credit facilities as of September 30, 2008 and $10.3 million of indebtedness under our credit facilities as of June 30, 2008. The annual interest rate on our credit facilities is based on various indexes as defined in the loan agreements. At September 30, 2008, the interest rates ranged from 5.77% to 7.23%. An immediate 10% increase in the index rates would not have a material effect on our interest expense.

Liquidity Risk

As of September 30, 2008, we held approximately $15.1 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program (“FFELP”); such auction rate securities were rated AAA at September 30, 2008. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of September 30, 2008 and we have recorded an accumulated unrealized loss of $897,000 on such securities.

Although we have the financial ability and intent to hold our investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) for the three months ended September 30, 2008 and 2007 was $19,000 and $(23,000), respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2008 have not materially changed except for the addition of a new risk factor relating to the uncertain global economic environment. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Risks Related to Our Business and Industry

Our operating results may be adversely affected by a downturn in the global economic environment

The ongoing crises in global credit and capital markets are expected to lead to reduced economic activity. Although we cannot predict the level of such reductions or the impact on our business, such reduced economic activity could lead to:

•	Reduced demand for our products as a result of continued constraints on IT-related capital spending and limitations on available financing;

•	Increased price competition for our products;

•	Risk of excess and obsolete inventories;

•	Excess facilities and manufacturing capacity ; and

•	Higher overhead costs as a percentage of revenue and higher interest expense

Our operating results may also be affected by uncertain or changing economic conditions relating to specific geographical or product market segments. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

We expect that selling our server solutions to larger customers will create new challenges. No one customer represented 10% or more of our revenues for fiscal years 2008, 2007 and 2006 and the three months ended September 30, 2008 and 2007. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Historically, a substantial majority of our revenues have resulted from sales of our server solutions through third party distributors and resellers, which sales accounted for approximately 62.6% and 60.9% of our net sales in the three months ended September 30, 2008 and 2007, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels.

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

We currently record revenue based upon a “sell-in” model with revenues generally recorded upon shipment of products to our distributors. This is in contrast to a “sell-through” model pursuant to which revenues are generally recognized upon sale of products by distributors to their customers. This requires that we maintain a reserve to cover the estimated costs of any returns or exercises of stock rotation rights, which we estimate primarily based on our historical experience. If facts and circumstances change such that the rate of returns of our products exceeds our historical experience, we may have to increase our reserve, which, in turn, would cause our revenue to decline. Similarly, if facts and circumstances change such that we are no longer able to determine reasonable estimates of our sales returns, we would be required to defer our revenue recognition until the point of sale from the distributors to their customers. Any such change may negatively impact our net sales or net income for particular periods and cause a decline in our stock price. For additional information regarding our revenue recognition policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three months ended September 30, 2007, we recorded inventory write-downs charged to cost of sales of $2.1 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition.”

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

Conflicts of interest may arise between us and Ablecom Technology Inc., one of our major contract manufacturers, and those conflicts may adversely affect our operations.

We use Ablecom Technology, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. For the three months ended September 30, 2008 and 2007, our purchases from Ablecom represented approximately 27.3% and 23.3% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.6% of our outstanding common stock as of September 30, 2008. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

We continue to maintain our manufacturing relationship with Ablecom in Asia. In order to provide a larger volume of contract manufacturing services for us, Ablecom will continue to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We also anticipate that we will continue to lease office space from Ablecom in Taiwan to support the research and development efforts we are undertaking.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property and in the future we may receive claims that our products infringe or violate third parties’ intellectual property rights. For example, we were subject to a lawsuit filed in 2005 by Rackable Systems, Inc. In May 2007, we settled the claims on terms which had no adverse effect on our business, financial condition and result of operations. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

As of September 30, 2008, we held approximately $15.1 million of long-term auction-rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA at September 30, 2008. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of September 30, 2008 and we have recorded an accumulated unrealized loss of $897,000 on such securities.

Although, we have the financial ability and intent to hold our investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our internal control over financial reporting, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management is required to report on the effectiveness of our internal control over financial reporting in our annual reports. In addition, our independent auditors must attest to and report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 have required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal control over financial reporting, which will result in continued commitment of significant financial and managerial resources.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of September 30, 2008, we had approximately 33.4 million shares of common stock outstanding. All of these shares are eligible for sale in the public market, including approximately 9.9 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 11.9 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of October 31, 2008, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 37.6 percent of our common stock outstanding. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2008.

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

SUPER MICRO COMPUTER, INC.

Dated: November 10, 2008	/s/ Charles Liang
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 10, 2008	/s/ Howard Hideshima
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)