Form 10-Q
period 2008-12-31
Super Micro Computer, Inc.
filed 2009-02-06
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

As of January 31, 2009 there were 34,682,229 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$60,297	$51,481
Short-term investments	57	57
Accounts receivable, net of allowances of $1,216 and $1,173 at December 31, 2008 and June 30, 2008, respectively (including amounts receivable from a related party of $245 and $792 at December 31, 2008 and June 30, 2008, respectively)	39,587	49,501
Inventories, net	89,142	85,683
Deferred income taxes-current	8,446	8,663
Prepaid income taxes	7,166	2,661
Prepaid expenses and other current assets	3,368	1,837

Total current assets	208,063	199,883
Long-term investments	14,557	16,106
Property, plant and equipment, net	45,766	45,602
Deferred income taxes-noncurrent	1,299	939
Restricted assets	1,769	1,728
Other assets	125	127

Total assets	$271,579	$264,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $31,399 and $27,717 at December 31, 2008 and June 30, 2008, respectively)	$65,556	$80,962
Accrued liabilities	16,960	14,790
Income taxes payable	109	189
Advances from receivable financing arrangements	1,936	1,173
Current portion of capital lease obligations	41	57
Current portion of long-term debt	308	320

Total current liabilities	84,910	97,491
Long-term capital lease obligations-net of current portion	86	108
Long-term debt-net of current portion	9,853	9,981
Other long-term liabilities	4,984	4,934

Total liabilities	99,833	112,514
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued and outstanding shares: 35,034,369 and 32,668,731 at December 31, 2008 and June 30, 2008, respectively	78,686	69,434
Deferred stock-based compensation	(359)	(675)
Treasury stock (at cost), 390,500 and 0 shares at December 31, 2008 and June 30, 2008, respectively	(1,786)	—
Accumulated other comprehensive loss	(876)	(451)
Retained earnings	96,081	83,563

Total stockholders’ equity	171,746	151,871

Total liabilities and stockholders’ equity	$271,579	$264,385

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales (including related party sales of $1,228 and $1,480 in the three months ended December 31, 2008 and 2007, respectively, and $2,759 and $3,599 in the six months ended December 31, 2008 and 2007, respectively)	$128,565	$136,933	$272,616	$254,882
Cost of sales (including related party purchases of $23,869 and $30,756 in the three months ended December 31, 2008 and 2007, respectively, and $55,542 and $52,864 in the six months ended December 31, 2008 and 2007, respectively)	104,473	109,678	220,688	204,582

Gross profit	24,092	27,255	51,928	50,300

Operating expenses:
Research and development	8,961	6,987	17,046	13,693
Sales and marketing	4,292	4,560	9,048	8,289
General and administrative	3,565	3,472	6,720	6,896

Total operating expenses	16,818	15,019	32,814	28,878

Income from operations	7,274	12,236	19,114	21,422
Interest income	154	454	372	992
Interest expense	(265)	(248)	(502)	(500)

Income before income tax provision	7,163	12,442	18,984	21,914
Income tax provision	1,817	4,702	6,466	8,367

Net income	$5,346	$7,740	$12,518	$13,547

Net income per share:
Basic	$0.16	$0.25	$0.37	$0.44
Diluted	$0.14	$0.20	$0.32	$0.35
Shares used in per share calculation:
Basic	34,443,233	30,817,552	33,739,629	30,556,084
Diluted	39,159,735	38,741,151	39,283,271	38,683,142

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$12,518	$13,547
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,688	1,137
Stock-based compensation expense	2,545	1,808
Allowance for doubtful accounts	365	196
Allowance for sales returns	2,481	2,631
Provision for inventory	327	4,510
Loss on disposal of property, plant and equipment	18	—
Deferred income taxes	131	(2,011)
Gain on short-term investments	—	(418)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $547 and $495 during the six months ended December 31, 2008 and 2007, respectively)	7,068	(15,175)
Inventories	(3,786)	(30,403)
Prepaid expenses and other current assets	(1,531)	(259)
Other assets	(1)	89
Accounts payable (including changes in related party balances of $3,682 and $10,649 during the six months ended December 31, 2008 and 2007, respectively)	(14,756)	31,275
Income taxes payable, net	703	2,121
Accrued liabilities	2,170	(1,039)
Other long-term liabilities	50	2,944

Net cash provided by operating activities	9,990	10,953

INVESTING ACTIVITIES:
Restricted assets	(41)	(4)
Proceeds from investments	850	17,480
Purchases of property, plant and equipment	(2,517)	(12,550)
Purchases of investments	—	(21,375)

Net cash used in investing activities	(1,708)	(16,449)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,735	1,320
Repayment of long-term debt	(140)	(1,107)
Payment of obligations under capital leases	(38)	(75)
Advances under receivable financing arrangements	763	(86)
Payment to acquire treasury stock	(1,786)	—
Payment of deferred offering costs	—	(20)

Net cash provided by financing activities	534	32

Net increase (decrease) in cash and cash equivalents	8,816	(5,464)
Cash and cash equivalents at beginning of period	51,481	50,864

Cash and cash equivalents at end of period	$60,297	$45,400

Supplemental disclosure of cash flow information:
Cash paid for interest	$502	$500
Cash paid for taxes	$5,182	$5,054
Non-cash investing and financing activities:
Equipment purchased under capital leases	$—	$4
Reversal of deferred stock-based compensation for cancellation of stock options	$3	$21
Accrued costs for property, plant and equipment purchases	$313	$1,886
Accrued offering costs	$—	$20
Changes in fair values of investments	$(699)	$—

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2009.

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

Note 3. Recently Issued Accounting Standards

EITF 07-3

Effective July 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Abstract No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 159

Effective July 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”), which the FASB issued in February 2007. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure certain eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. The Company has not elected to adopt the fair value option on eligible items under SFAS 159.

FSP 157-3

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statement had not been issued. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4. Stock-based Compensation and Stockholders’ Equity

Treasury Stock

In November 2008, the Board of Directors approved a program to repurchase, from time to time, at management’s discretion, shares of the Company’s common stock. Under the plan, the Company is authorized to repurchase up to 2,000,000 of its outstanding shares of common stock in the open market or in private transactions during the period ending June 30, 2009 at prevailing market prices in compliance with applicable securities laws and other legal requirements. Repurchases will be made under the program using the Company’s own cash resources. The plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended or discontinued at any time. As of December 31, 2008, the Company repurchased 390,500 shares of the Company’s common stock at a weighted average price of $4.57 per share for approximately $1.8 million.

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, if the proceeds from the sale are more than the average price the Company paid to acquire the shares, the Company records an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price the Company paid to acquire the shares, the Company records a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increases on July 1, 2007 and each subsequent anniversary through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company in January 2007. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three and six months ended December 31, 2008, the Company granted options for the purchase of 994,674 and 1,414,514 shares under the 2006 Plan, respectively. At December 31, 2008, 2,821,284 shares of common stock are available for future grant.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the award.

In November 2008, the Committee approved the terms of an Option Exercise Agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer of the Company and Shiow-Meei Liaw, Senior Warehouse Manager of the Company, pursuant to which they exercised fully vested options previously granted to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over a two year vesting period. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the awards.

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

The fair value of stock option grants for the three and six months ended December 31, 2008 and 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Risk-free interest rate	2.37%	3.96%	2.37%-3.09%	3.96%-4.58%
Expected life	4.35 years	4.32 years	4.35 years	4.32 years
Dividend yield	0%	0%	0%	0%
Volatility	55.22%	43.03%	48.16% - 55.22%	43.03% - 45.41%
Estimated forfeitures	2.48% - 14.16%	3.30% - 15.16%	2.48% - 14.16%	3.30% - 15.16%
Weighted-average fair value	$2.85	$4.03	$3.00	$3.96

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2008 and 2007 (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Cost of sales	$143	$118	$276	$230
Research and development	645	406	1,196	755
Sales and marketing	197	148	388	292
General and administrative	351	266	685	531

Stock-based compensation expense before taxes	1,336	938	2,545	1,808
Income tax impact	(66)	(120)	(118)	(168)

Stock-based compensation expense, net	$1,270	$818	$2,427	$1,640

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) accounted for under SFAS 123(R) to be classified as cash from financing activities. The Company had no excess tax benefits in the three and six months ended December 31, 2008 and 2007 for options accounted for under SFAS 123(R). Excess tax benefits for stock options accounted for under APB 25 continue to be classified as cash from operating activities.

Stock Option and Awards Activity

The following table summarizes stock option activity during the six months ended December 31, 2008 under all stock option plans (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	13,300,972	$3.48	4.70	$59,996
Granted	1,414,514	$6.67
Exercised	(3,568,532)	$0.57
Forfeited or cancelled	(211,501)	$9.36

Outstanding at December 31, 2008	10,935,453	$4.73	5.98	$29,068
Vested and expected to vest at December 31, 2008	10,386,149	$4.57	5.81	$29,003
Exercisable at December 31, 2008	7,748,886	$3.43	4.73	$28,404

The total intrinsic value of options exercised was $10,334,000 and $25,996,000 for the three and six months ended December 31, 2008, respectively, and $6,638,000 and $7,913,000 for the three and six months ended December 31, 2007, respectively. Stock-based compensation expense accounted for in accordance with SFAS 123(R) in the three and six months ended December 31, 2008 was $1,193,000 and $2,232,000, respectively, and $735,000 and $1,390,000 for the three and six months ended December 31, 2007, respectively. As of December 31, 2008, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $10,688,000, which will be recognized over a weighted-average vesting period of approximately 2.75 years.

The weighted-average fair value per share of options granted during fiscal year 2005 and 2006, and accounted for using the intrinsic value measurement provisions of APB 25, was $4.58. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). The Company amortized $143,000 and $313,000 of stock-based compensation in the three and six months ended December 31, 2008, respectively, and $206,000 and $419,000 in the three and six months ended December 31, 2007, respectively. At December 31, 2008, the Company had deferred stock-based compensation under APB 25 of $359,000, which is comprised primarily of employee and director stock option grants prior to July 1, 2006 and is expected to be fully amortized in 2010.

The following table summarizes the Company’s restricted stock award activity for the six months ended December 31, 2008 (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2008	—	$—
Granted	1,172,121	9.39
Vested	—	—
Forfeited	—	—

Nonvested stock at December 31, 2008	1,172,121	$9.39

None of the intrinsic value of the restricted stock awards vested in the six months ended December 31, 2008. The total intrinsic value of the outstanding restricted stock awards was $11,006,000 as of December 31, 2008. There is no incremental fair value to be recognized in connection with the restricted stock awards of 1,172,121 shares.

Note 5. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$5,346	$7,740	$12,518	$13,547
Unrealized loss on investments, net of taxes	(332)	—	(425)	—

Total comprehensive income	$5,014	$7,740	$12,093	$13,547

Note 6. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, comprised of incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share using the treasury stock method, to the extent such shares are dilutive.

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Net income	$5,346	$7,740	$12,518	$13,547
Denominator:
Basic weighted-average number of common shares outstanding	34,443	30,818	33,740	30,556
Dilutive common stock options	4,717	7,923	5,543	8,127

Diluted weighted-average number of common shares outstanding	39,160	38,741	39,283	38,683

Basic net income per share	$0.16	$0.25	$0.37	$0.44
Diluted net income per share	$0.14	$0.20	$0.32	$0.35

For the three and six months ended December 31, 2008 and 2007, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such outstanding stock options were 4,240,000 and 3,840,000 for the three and six months ended December 31, 2008, respectively, and 2,416,000 and 2,247,000 for the three and six months ended December 31, 2007, respectively.

Note 7. Balance Sheet Components (in thousands)

Inventories:

	December 31, 2008	June 30, 2008
Finished goods	$61,582	$54,385
Work in process	1,495	648
Purchased parts and raw materials	26,065	30,650

Total inventories, net	$89,142	$85,683

The Company recorded a provision (benefit) for excess and obsolete inventory totaling $(248,000) and $327,000 in the three and six months ended December 31, 2008, respectively, and $2,422,000 and $4,510,000 in the three and six months ended December 31, 2007, respectively. The benefit for excess and obsolete inventory was primarily from the sale of previously reserved inventory.

Property, Plant and Equipment:

	December 31, 2008	June 30, 2008
Land	$19,220	$19,220
Buildings	19,108	19,108
Building and leasehold improvements	3,031	3,063
Machinery and equipment	9,287	8,424
Furniture and fixtures	2,616	2,212
Purchased software	1,648	1,203

	54,910	53,230
Accumulated depreciation and amortization	(9,144)	(7,628)

Property, plant and equipment, net	$45,766	$45,602

The cost of assets under capital leases was $411,000 as of both December 31, 2008 and June 30, 2008 and accumulated amortization was $156,000 and $115,000, respectively.

Restricted Assets:

Restricted assets consist primarily of certificates of deposits secured for two irrevocable letters of credit of $121,000 and $1,540,000 as of December 31, 2008 and June 30, 2008. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000.

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Balance, beginning of period	$3,597	$2,274	$2,920	$2,243
Provision for warranty	1,660	1,274	3,673	2,443
Costs charged to accrual	(1,597)	(1,277)	(3,275)	(2,415)
Change in estimated liability for pre-existing warranties	(240)	—	102	—

Balance, end of period	$3,420	$2,271	$3,420	$2,271

Note 8. Long-term Investments

As of December 31, 2008, the Company held approximately $14.6 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA at December 31, 2008. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as long-term investments available-for-sale as of December 31, 2008 and June 30, 2008.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities. The assumptions used in preparing the discounted cash flow model include estimates for interest rates which among other things incorporate, as applicable, creditworthiness of the associated insurers, timing of cash flows and expected holding periods of the auction-rate securities. Based on this assessment of fair value, for the three and six months ended December 31, 2008, the Company determined there was a decline in fair value of its auction rate securities of $546,000 and $699,000, respectively, and a total decline of $1,443,000 which was deemed temporary. That amount has been recorded as a component of other comprehensive income. As of December 31, 2008, accumulated unrealized loss related to investment valuation was $876,000, net of deferred income taxes.

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

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of December 31, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$9,447	$—	$—	$9,447
Certificates of deposits	—	1,833	—	1,833
Auction rate securities	—	—	14,557	14,557

Total	$9,447	$1,833	$14,557	$25,837

The above table excludes $50,844,000 of cash held by the Company.

The Company’s Level 3 assets consist of long-term auction-rate securities for which the Company used a discounted cash flow model to value these investments (See Note 8).

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the six months ended December 31, 2008 (in thousands):

	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008
Balance as of beginning of period	$15,103	$16,106
Total realized gains or (losses) included in net income	—	—
Total unrealized losses included in other comprehensive income	(546)	(699)
Purchases, sales and settlements, net at par	—	(850)
Transfers in and/or out of Level 3	—	—

Balance as of end of period	$14,557	$14,557

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

Note 10. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled approximately $6,526,000 and $12,433,000 for the three and six months ended December 31, 2008, respectively, and $5,779,000 and $10,823,000 for the three and six months ended December 31, 2007, respectively. At December 31, 2008 and June 30, 2008, approximately $1,936,000 and $1,173,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.10% to 14.76% and 11.70% to 21.48% per annum, depending on the customers’ credit ratings, at December 31, 2008 and June 30, 2008, respectively.

Note 11. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	December 31, 2008	June 30, 2008
Building loans	$10,161	$10,301
Capital leases (Note 14)	127	165

Total	10,288	10,466
Current portion, debt and capital leases	(349)	(377)

Long-term portion, debt and capital leases	$9,939	$10,089

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of December 31, 2008 and June 30, 2008, the total outstanding borrowings were $3,879,000 and $3,912,000, respectively, with interest at 7.23% per annum through July 2012 and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum.

In September 2005, the Company borrowed $6,930,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased. The loan is repayable in equal monthly installments through September 2025. As of December 31, 2008 and June 30, 2008, the total outstanding borrowings were $6,282,000 and $6,389,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes plus 1.65% per annum.

As of December 31, 2008, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,122,000 and $16,269,000, respectively. As of June 30, 2008, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,111,000 and $16,375,000, respectively.

In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2009. As of December 31, 2008, the Company had an unused revolving line of credit totaling $5,000,000 that expires on December 1, 2009 with an interest rate at Prime Rate plus 0.5% per annum. As of December 31, 2008, the Company was in compliance with the financial covenants associated with the line of credit.

Note 12. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.5% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 49.3% of Ablecom at December 31, 2008.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company made payments for tooling assets of $0 and $11,000 to Ablecom in the three and six months ended December 31, 2008, respectively. The Company made payments for tooling assets of $1,438,000 and engineering services of $708,000 to Ablecom in both three and six months ended December 31, 2007.

Under the distribution agreement, Ablecom purchases server products from the Company for distribution in Taiwan. The Company believes that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $23,869,000 and $55,542,000 and sold products to Ablecom totaling approximately $1,228,000 and $2,759,000 for the three and six months ended December 31, 2008, respectively. The Company purchased products from Ablecom totaling approximately $30,756,000 and $52,864,000, and sold products to Ablecom totaling approximately $1,480,000 and $3,599,000, for the three and six months ended December 31, 2007, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2008 and June 30 2008, were approximately $245,000 and $792,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2008 and June 30, 2008, were approximately $31,399,000 and $27,717,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 61 and 110 days of invoice. For the three and six months ended December 31, 2008, the Company received no penalty charges from Ablecom and paid approximately $465,000 and $985,000, respectively, in tooling and other miscellaneous cost to Ablecom which included $0 and $11,000, respectively, of tooling for blade servers referred to above. For the three and six months ended December 31, 2007, the Company received $0 and $70,000, respectively, from Ablecom for penalty charges, and paid approximately $204,000 and $2,515,000, respectively, in tooling and other miscellaneous costs to Ablecom which included $1,438,000 of tooling and $708,000 of engineering services for the blade servers referred to above. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $15.2 million and $28.0 million at December 31, 2008 and June 30, 2008, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses, if any, of Ablecom.

Note 13. Income Taxes

The Company recorded provisions for income taxes of $1,817,000 and $6,466,000 for the three and six months ended December 31, 2008, respectively, and $4,702,000 and $8,367,000 for the three and six months ended December 31, 2007, respectively. The effective tax rate for the three and six months ended December 31, 2008 and 2007 differs from the federal and state statutory rate primarily due to tax exempt interest income, research and development credits, domestic production activities deduction and certain stock compensation expenses for which deferred tax assets cannot be recorded in accordance with SFAS 123(R).

As of December 31, 2008, the Company had a liability for gross unrecognized tax benefits of $5,661,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the six months ended December 31, 2008, there was no material change in the amount of the liability for gross unrecognized tax benefits.

At December 31, 2008, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $486,000. During the six months ended December 31, 2008, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

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

In addition to the above, the Company is involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

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

International net sales are based on the country to which the products were shipped. The following is a summary for the three and six months ended December 31, 2008 and 2007, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales:
United States	$83,678	$85,025	$179,045	$157,760
United Kingdom	3,766	6,198	9,746	12,254
Germany	8,227	7,872	15,773	13,519
Rest of Europe	15,901	18,998	32,426	32,771
China	3,992	4,947	9,409	8,481
Rest of Asia	9,200	11,090	19,962	24,456
Other	3,801	2,803	6,255	5,641

	$128,565	$136,933	$272,616	$254,882

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$52,725	41.0%	$57,994	42.4%	$108,519	39.8%	$103,581	40.6%
Serverboards and other components	75,840	59.0%	78,939	57.6%	164,097	60.2%	151,301	59.4%

Total	$128,565	100.0%	$136,933	100.0%	$272,616	100.0%	$254,882	100.0%

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

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete rackmount and blade server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $52.7 million and $108.5 million for the three and six months ended December 31, 2008, respectively, and $58.0 million and $103.6 million for the three and six months ended December 31, 2007, respectively. Net sales of serverboards and components were $75.8 million and $164.1 million for the three and six month ended December 31, 2008, respectively, and $78.9 million and $151.3 million for the three and six months ended December 31, 2007, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $128.6 million and $272.6 million for the three and six months ended December 31, 2008, respectively, and $136.9 million and $254.9 million for the three and six months ended December 31, 2007, respectively. Our net income was $5.3 million and $12.5 million for the three and six months ended December 31, 2008, respectively, and $7.7 million and $13.5 million for the three and six months ended December 31, 2007, respectively.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 66.5% and 64.4% of our net sales from products sold to distributors, and 33.5% and 35.6% from sales to OEMs and to end customers for the three and six months ended December 31, 2008, respectively. We derived approximately 60.9% of our net sales from products sold to distributors, and 39.1% from sales to OEMs and to end customers for both the three and six months ended December 31, 2007. None of our customers accounted for 10% or more of our net sales in the three and six months ended December 31, 2008 and 2007. We derived approximately 65.1% and 65.7% of our net sales from customers in the United States for the three and six months ended December 31, 2008, respectively, and approximately 62.1% and 61.9% of our net sales from customers in the United States for the three and six months ended December 31, 2007, respectively. We derived approximately 34.9% and 34.3% of our net sales from customers outside the United States for the three and six months ended December 31, 2008, respectively, and approximately 37.9% and 38.1% of our net sales from customers outside the United States for the three and six months ended December 31, 2007, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 7.0% and 6.2% of our net sales for the three and six months ended December 31, 2008, respectively, compared to approximately 5.2% and 5.3% of our net sales for the three and six months ended December 31, 2007, respectively.

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

         One of our key suppliers is Ablecom, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2008, our purchases from Ablecom represented approximately 22.8% and 25.2% of our cost of sales, respectively, compared to approximately 28.0% and 25.8% of our cost of sales for the three and six months ended December 31, 2007, receptively. The decrease in percentage of cost of sales was primarily related to higher net sales of system accessories which were purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2009, for example, refer to the fiscal year ending June 30, 2009.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products ). Credits that we issued pursuant to these provisions were $129,000 and $223,000 for the three and six months ended December 31, 2008, respectively and $64,000 and $128,000, for the three and six months ended December 31, 2007, respectively. We do not commit to future price reductions with any of our customers.

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

Valuation of long-term investments. Valuation of long-term investments relates to the unrealized loss on the carrying value of our investments in auction-rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. We have used a discounted cash flow model to estimate the fair value of these investments as of December 31, 2008. The factors used in such models are subject to judgment by management. Changes in these estimates or in the market conditions for these investments may affect the fair value of these long-term investments.

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

Stock-based compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Prior to July 1, 2006, we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted prior to the adoption of SFAS No. 123(R) with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the three and six months ended December 31, 2008 was $0.1 million and $0.3 million, respectively, compared to $0.2 million and $0.4 million for the three and six months ended December 31, 2007, respectively. SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal year 2007. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense under SFAS No. 123(R) for options granted to employees after July 1, 2006, was $1.2 million and $2.2 million for the three and six months ended December 31, 2008, respectively, and $0.7 million and $1.4 million for the three and six months ended December 31, 2007, respectively.

As of December 31, 2008, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $10.7 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.75 years. See Note 4 to our condensed consolidated financial statements for additional information.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3	80.1	81.0	80.3

Gross profit	18.7	19.9	19.0	19.7

Operating expenses:
Research and development	7.0	5.2	6.2	5.3
Sales and marketing	3.3	3.3	3.3	3.3
General and administrative	2.8	2.5	2.5	2.7

Total operating expenses	13.1	11.0	12.0	11.3

Income from operations	5.6	8.9	7.0	8.4
Interest income	0.1	0.4	0.1	0.4
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)

Income before income tax provision	5.6	9.1	7.0	8.6
Income tax provision	1.4	3.4	2.4	3.3

Net income	4.2%	5.7%	4.6%	5.3%

Comparison of Three Months Ended December 31, 2008 and 2007

Net sales. Net sales decreased by $8.4 million, or 6.1%, to $128.6 million from $136.9 million, for the three months ended December 31, 2008 and 2007, respectively. This was due primarily to a decrease in unit volumes of server system and serverboards offset by an increase in unit volumes of chassis and system accessories. For the three months ended December 31, 2008, the approximate number of server system units sold decreased 9.1% to 40,000 compared to 44,000 for the three months ended December 31, 2007. The average selling price of server system units was approximately $1,300 in both the three months ended December 31, 2008 and 2007. The average selling prices of our server systems remained constant principally driven by an increase in sales of our Superblades and higher average selling prices of 6000 Series configurations of servers offset in part by the declines in average selling prices of more mature products sold to distributors. Sales of server systems decreased by $5.3 million or 9.1% from the three months ended December 31, 2007 to the three months ended December 31, 2008, primarily due to lower sales of our OEM and bundled server solutions and lower sales of 5000 and 6000 Series configurations of servers. Sales of server systems represented 41.0% of our net sales for the three months ended December 31, 2008 as compared to 42.4% of our net sales for the three months ended December 31, 2007. For the three months ended December 31, 2008 and 2007, we derived approximately 66.5% and 60.9%, respectively, of our net sales from products sold to distributors and we derived approximately 33.5% and 39.1%, respectively, from sales to OEMs and to end customers. For the three months ended December 31, 2008, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 65.1%, 10.3%, 6.4% and 15.3%, of our net sales, respectively, as compared to 62.1%, 11.7%, 5.7% and 18.4%, respectively, for the three months ended December 31, 2007.

Cost of sales. Cost of sales decreased by $5.2 million, or 4.7%, to $104.5 million from $109.7 million, for the three months ended December 31, 2008 and 2007, respectively. Cost of sales as a percentage of net sales was 81.3% and 80.1% for the three months ended December 31, 2008 and 2007, respectively. The decrease in absolute dollars of cost of sales was primarily attributable to the decrease in net sales, a decrease of $2.7 million in inventory provision and a decrease of $1.1 million in freight-in charges. The higher cost of sales as a percentage of net sales was primarily due to a decrease in standard gross margin as a result of lower margins in system accessories and serverboards offset in part by higher margins in server systems and chassis. In the three months ended December 31, 2008, we recorded a $1.4 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $1.3 million, or 0.9% of net sales, in the three months ended December 31, 2007. The increase in the provision for warranty reserve was primarily due to higher repair costs and the effect of a 90 day extension of our warranty period. In the three months ended December 31, 2008, we recorded a $0.2 million benefit, or 0.2% of net sales, related to the inventory provision as compared to $2.4 million expense, or 1.8% of net sales, in the three months ended December 31, 2007. The decrease in the inventory provision was primarily due to our focus on reducing excess and slow moving inventory through product conversion and increasing sales efforts. The benefit for inventory provision was primarily from the sale of previously reserved inventory.

Research and development expenses. Research and development expenses increased by $2.0 million, or 28.3%, to $9.0 million from $7.0 million, for the three months ended December 31, 2008 and 2007, respectively. Research and development expenses were 7.0% and 5.2% of net sales for the three months ended December 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $1.5 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense and an increase of $0.1 million in development costs associated with new products.

Research and development expenses include stock-based compensation expense of $645,000 and $406,000 for the three months ended December 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

Sales and marketing expenses. Sales and marketing expenses decreased by $0.3 million, or 5.9%, to $4.3 million from $4.6 million, for the three months ended December 31, 2008 and 2007, respectively. Sales and marketing expenses were 3.3% of net sales for both the three months ended December 31, 2008 and 2007, respectively. The decrease in absolute dollars and percentage of net sales was primarily due to a decrease of $0.1 million in compensation and benefits and a decrease of $0.1 million in cooperative marketing funding to customers resulting from lower net sales in the three months ended December 31, 2008.

Sales and marketing expenses include stock-based compensation expense of $197,000 and $148,000 for the three months ended December 31, 2008 and 2007, respectively.

General and administrative expenses. General and administrative expenses increased by $0.1 million, or 2.7%, to $3.6 million from $3.5 million, for the three months ended December 31, 2008 and 2007, respectively. General and administrative expenses were 2.8% and 2.5% of net sales for the three months ended December 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $0.3 million in compensation and benefits and an increase of $0.2 million in bad debt expense offset in part by a decrease of $0.3 million in consulting fees related to Sarbanes-Oxley 404 (SOX) compliance.

General and administrative expenses include stock-based compensation expense of $351,000 and $266,000 for the three months ended December 31, 2008 and 2007, respectively.

Interest and other expense, net. Interest and other expense, changed by $0.3 million to $0.1 million of expense from $0.2 million of income, for the three months ended December 31, 2008 compared to the same period in 2007, of which $0.3 million and $0.2 million was interest expenses for the three months ended December 31, 2008 and 2007, respectively. The net change was due to lower interest income of $0.3 million resulting from lower interest rates.

Provision for income taxes. Provision for income taxes decreased by $2.9 million, or 61.4%, to $1.8 million from $4.7 million, for the three months ended December 31, 2008 and 2007, respectively. The effective tax rate was 25.4% and 37.8% for the three months ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate primarily was the result of the reinstatement of the federal research and development tax credit in the three months ended December 31, 2008. We expect that the effective tax rate will increase in future periods.

Comparison of Six Months Ended December 31, 2008 and 2007

Net sales. Net sales increased by $17.7 million, or 7.0%, to $272.6 million from $254.9 million, for the six months ended December 31, 2008 and 2007, respectively. This was due primarily to an increase in unit volumes of chassis, system accessories and server systems offset in part by a decrease in unit volumes of serverboards. For the six months ended December 31, 2008, the approximate number of server system units sold increased 3.7% to 85,000 compared to 82,000 for the six months ended December 31, 2007. The average selling price of server system units was approximately $1,300 in both six months ended December 31, 2008 and 2007. The average selling prices of our server systems remained constant principally driven by an increase in sales of Superblades and 6000 Series configurations of servers offset in part by declines in average selling prices of more mature products to OEMs and end customers and declines in average selling prices of 5000 and 7000 Series configurations of servers. Sales of server systems increased by $4.9 million or 4.8% from the six months ended December 31, 2007 to the six months ended December 31, 2008, primarily due to higher sales of our OEM and bundled server solutions utilizing our high efficiency power supplies, higher sales of 6000 Series configurations of servers and higher sales of Superblades offset in part by lower sales of 5000 Series configuration of servers. Sales of server systems represented 39.8% of our net sales for the six months ended December 31, 2008 as compared to 40.6% of our net sales for the six months ended December 31, 2007. For the six months ended December 31, 2008 and 2007, we derived approximately 64.4% and 60.9%, respectively, of our net sales from products sold to distributors and we derived approximately 35.6% and 39.1%, respectively, from sales to OEMs and to end customers. For the six months ended December 31, 2008, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 65.7%, 10.8%, 5.8% and 15.4%, of our net sales, respectively, as compared to 61.9%, 12.9%, 5.3% and 17.7%, respectively, for the six months ended December 31, 2007.

Cost of sales. Cost of sales increased by $16.1 million, or 7.9%, to $220.7 million from $204.6 million, for the six months ended December 31, 2008 and 2007, respectively. Cost of sales as a percentage of net sales was 81.0% and 80.3% for the six months ended December 31, 2008 and 2007, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and an increase of $1.3 million in provision for warranty reserve offset in part by a decrease of $4.2 million in inventory provision. The higher cost of sales as a percentage of net sales was primarily due to a decrease in standard gross margin as a result of lower margins in system accessories and serverboards offset in part by higher margins in server systems and chassis. In the six months ended December 31, 2008, we recorded a $3.8 million expense, or 1.4% of net sales, related to the provision for warranty reserve as compared to $2.4 million, or 1.0% of net sales, in the six months ended December 31, 2007. The increase in the provision for warranty reserve was primarily due to higher repair costs and the effect of a 90 day extension of our warranty period. In the six months ended December 31, 2008, we recorded a $0.3 million expense, or 0.1% of net sales, related to the inventory provision as compared to $4.5 million, or 1.8% of net sales, in the six months ended December 31, 2007. The decrease in the inventory provision was primarily due to our focus on reducing excess and slow moving inventory through product conversion and increasing sales efforts.

Research and development expenses. Research and development expenses increased by $3.4 million, or 24.5%, to $17.0 million from $13.7 million, for the six months ended December 31, 2008 and 2007, respectively. Research and development expenses were 6.2% and 5.3% of net sales for the six months ended December 31, 2008 and 2007, respectively. The increase in absolute dollars and percentage of sales was primarily due to an increase of $3.5 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense and a decrease of $0.3 million in non-recurring engineering funding from certain suppliers and customers offset in part by a decrease of $0.6 million in development costs associated with Superblade.

Research and development expenses include stock-based compensation expense of $1,196,000 and $755,000 for the six months ended December 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

         Sales and marketing expenses. Sales and marketing expenses increased by $0.8 million, or 9.2%, to $9.0 million from $8.3 million, for the six months ended December 31, 2008 and 2007, respectively. Sales and marketing expenses were 3.3% of net sales for both six months ended December 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to an increase of $0.2 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, an increase of $0.2 million in marketing trade show expenses and a decrease of $0.1 million in cooperative marketing funding from vendors.

Sales and marketing expenses include stock-based compensation expense of $388,000 and $292,000 for the six months ended December 31, 2008 and 2007, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.2 million, or 2.6%, to $6.7 million from $6.9 million, for the six months ended December 31, 2008 and 2007. General and administrative expenses were 2.5% and 2.7% of net sales for the six months ended December 31, 2008 and 2007, respectively. The decrease in absolute dollars was primarily due to a decrease of $0.6 million in accrued claims and a decrease of $0.4 million in consulting fees related to Sarbanes-Oxley 404 (SOX) compliance offset in part by an increase of $0.5 million in compensation and benefits, including higher stock-based compensation expense, an increase of $0.2 million in legal expenses primarily associated with our defense of certain litigation matters and an increase of $0.2 million in bad debt expense.

General and administrative expenses include stock-based compensation expense of $685,000 and $531,000 for the six months ended December 31, 2008 and 2007, respectively.

Interest and other expense, net. Interest and other expense, changed by $0.6 million, to $0.1 million of expense from $0.5 million of income, for the six months ended December 31, 2008 compared to the same period in 2007, respectively, of which $0.5 million was interest expense for both six months ended December 31, 2008 and 2007, respectively. The net change was due to lower interest income of $0.6 million resulting from lower interest rates.

Provision for income taxes. Provision for income taxes decreased by $1.9 million, or 22.7%, to $6.5 million from $8.4 million, for the six months ended December 31, 2008 and 2007, respectively. The effective tax rate was 34.1% and 38.2% for the six months ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate was primarily the result of the reinstatement of the federal research and development tax credit in the six months ended December 31, 2008. We expect the effective tax rate will increase in future periods.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short term investments were $60.4 million and $51.5 million as of December 31, 2008 and June 30, 2008, respectively.

Operating Activities. Net cash provided by operating activities was $10.0 million and $11.0 million for the six months ended December 31, 2008 and 2007, respectively. Net cash provided by our operating activities for the six months ended December 31, 2008 was primarily due to our net income of $12.5 million, a decrease in accounts receivable of $7.1 million, an allowance for sales returns of $2.5 million, stock-based compensation expense of $2.5 million and an increase in accrued liabilities of $2.2 million which was substantially offset by a decrease in accounts payable of $14.8 million and an increase in inventory of $3.8 million.

The decreases for the six months ended December 31, 2008 in accounts receivable and sales returns were primarily due to lower net sales in December and timing of customer payments. The increase for the six months ended December 31, 2008 in inventory was to support our growth and new product introductions. The decreases for the six months ended December 31, 2008 in accounts payable was primarily due to the timing of inventory received and payments to our vendors. The increase for the six months ended December 31, 2008 in accrued liabilities was primarily due to an increase in accrued employee benefits, accrued warranty expense and cooperative marketing accruals to our customers.

Net cash provided by our operating activities in the six months ended December 31, 2007 was primarily due to our net income of $13.5 million, an increase in accounts payable of $31.3 million, a provision for inventory of $4.5 million, an increase in other long-term liabilities of $2.9 million relating to our FIN 48 liability, an allowance for sales returns of $2.6 million and an increase in income tax payable of $2.1 million which was substantially offset by an increase in inventory of $30.4 million and an increase in accounts receivable of $15.2 million.

Investing activities. Net cash used in our investing activities was $1.7 million and $16.4 million for the six months ended December 31, 2008 and 2007, respectively. In the six months ended December 31, 2008, $2.5 million was related to the purchase of property, plant and equipment to support our growth offset in part by the redemption of investments in auction rate securities of $0.9 million. In the six months ended December 31, 2007, $21.4 million was related to the purchase of short-term investments in auction rate securities and variable rate demand notes and $17.5 million was related to the proceeds from maturity of the short-term investments in auction rate securities and variable rate demand notes, and $12.6 million was related to the purchase of property and equipment to support the Company’s growth.

Financing activities. Net cash provided by our financing activities was $0.5 million and $32,000 for the six months ended December 31, 2008 and 2007, respectively. In the six months ended December 31, 2008, we repurchased 390,500 shares of treasury stock for $1.8 million. In the six months ended December 31, 2008 and 2007, $1.7 million and $1.3 million, respectively was related to the proceeds from the exercise of stock options. We repaid $0.1 million and $1.1 million in loans during the six months ended December 31, 2008 and 2007.

We have historically generated cash from our operating activities as we have grown. We expect to experience continued growth in our working capital requirements as we continue to expand our business. We intend to fund this continued expansion though cash generated by operations. We anticipate that working capital will constitute a material use of our cash resources. We have sufficient cash on hand to continue to operate for the next 12 months.

Other factors affecting liquidity and capital resources

We have entered into two building loans to purchase two facilities located in San Jose, California. Total balance outstanding on these loans was $10.2 million as of December 31, 2008. The first loan was entered into in April 2004 under which we borrowed $4.3 million. The second loan was entered into in September 2005 under which we borrowed a total of $6.9 million. The loans require us to comply with customary covenants related to business and financial condition. They also have customary restrictions on business and financial activity in which we cannot engage without the prior written consent of the bank. For example, under the terms of the building loans, we generally may not, without the lenders’ prior written consent, incur certain indebtedness and liens, engage in business activities substantially different from our present business, liquidate or dissolve our business, lease or dispose of all or a substantial part of our business or assets, sell assets for less than fair market price, enter into any consolidation, merger or other business combination, or make certain loans, acquisitions and guaranties.

As of December 31, 2008, we have an unused revolving line of credit totaling $5,000,000 that expires on December 1, 2009 with an interest rate at Prime Rate plus 0.5% per annum.

In addition, we have historically paid our contract manufacturers within 39 to 76 days of invoice and Ablecom between 61 and 110 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of December 31, 2008 and June 30, 2008 amounts owed to Ablecom by us were approximately $31.4 million and $27.7 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $10.6 million over the next 6.6 years as of December 31, 2008. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000 that expires on September 1, 2009. This amount has been classified as a restricted asset as of December 31, 2008.

In March 2008, we posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14 of the Notes to the Condensed Consolidated Financial Statements). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. This amount has been classified as a restricted asset as of December 31, 2008.

As of December 31, 2008, we held approximately $14.6 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA at December 31, 2008. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of December 31, 2008 and we have recorded an accumulated unrealized loss of $876,000, net of deferred income taxes, on such securities.

Although we have the financial ability and intent to hold these investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

In November 2008, our Board of Directors approved a program to repurchase, from time to time, at management’s discretion, shares of our common stock. Under the plan, we are authorized to repurchase up to 2,000,000 of its outstanding shares of common stock in the open market or in private transactions during the period ending June 30, 2009 at prevailing market prices in compliance with applicable securities laws and other legal requirements. Repurchases will be made under the program using our own cash resources. The plan does not obligate us to acquire any particular amount of common stock and the plan may be suspended or discontinued at any time. As of December 31, 2008, we repurchased 390,500 shares of our common stock at a weighted average price of $4.57 per share for approximately $1.8 million.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2008:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,243	$4,002	$3,881	$3,461	$13,587
Capital leases, including interest	45	66	29	—	140
Building loans, including interest	953	1,906	1,906	12,719	17,484
License arrangement	722	911	911	456	3,000
Purchase commitments	29,327	—	—	—	29,327

Total	$33,290	$6,885	$6,727	$16,636	$63,538

The table above excludes liabilities for unrecognized tax benefits and an accrual for the related interest totaling $6.1 million. The Company has not provided a detailed estimate of the payment timing due to the uncertainty of when the related tax settlements are due.

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

FSP 157-3

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statement had not been issued. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2008, our investments were in money market funds, certificates of deposit and auction rate securities (see Liquidity Risk below).

We had $10.2 million of indebtedness under our credit facilities as of December 31, 2008 and $10.3 million of indebtedness under our credit facilities as of June 30, 2008. The annual interest rate on our credit facilities is based on various indexes as defined in the loan agreements. At December 31, 2008, the interest rates ranged from 5.77% to 7.23%. An immediate 10% increase in the index rates would not have a material effect on our interest expense.

Liquidity Risk

As of December 31, 2008, we held approximately $14.6 million of long-term auction-rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA at September 30, 2008. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of December 31, 2008 and we have recorded an accumulated unrealized loss of $876,000, net of deferred income taxes, on such securities.

Although we have the financial ability and intent to hold our investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) was $(17,000) and $3,000 for the three and six months ended December 31, 2008, respectively, and $(4,000) and $(27,000) for the three and six months ended December 31, 2007, respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2008 have not materially changed except for the addition of a new risk factor relating to the uncertain global economic environment and the removal of a risk factor relating to the compliance with certain Nasdaq independent director requirements. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Risks Related to Our Business and Industry

Our operating results may be adversely affected by a downturn in the global economic environment

The ongoing crises in global credit and capital markets have resulted in and are expected to lead to further reductions in economic activity. Although we cannot predict the level of such reductions or the impact on our business, such reduced economic activity could lead to:

•	Reduced demand for our products as a result of continued constraints on IT-related capital spending and limitations on available financing;

•	Increased price competition for our products;

•	Risk of excess and obsolete inventories;

•	Excess facilities and manufacturing capacity;

•	Higher overhead costs as a percentage of revenue and higher interest expense; and

•	Risk of uncollectible accounts receivable

Our operating results may also be affected by uncertain or changing economic conditions relating to specific geographical or product market segments. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material negative impacts on our business, operating results, and financial condition.

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

We expect that selling our server solutions to larger customers will create new challenges. No one customer represented 10% or more of our revenues for fiscal years 2008 and 2007 or the three and six months ended December 31, 2008 and 2007. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Historically, a substantial majority of our revenues have resulted from sales of our server solutions through third party distributors and resellers, which sales accounted for approximately 66.5% and 64.4% of our net sales in the three and six months ended December 31, 2008, respectively, compare to approximately 60.9% of our net sales in both the three and six months ended December 31, 2007, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and six months ended December 31, 2007, we recorded inventory write-downs charged to cost of sales of $2.4 million and $4.5 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition.”

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

We use Ablecom Technology, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented approximately 22.8% and 25.2% of our cost of sales for the three and six months ended December 31, 2008, respectively, and approximately 28.0% and 25.8% of our cost of sales for the three and six months ended December 31, 2007, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.5% of our outstanding common stock as of December 31, 2008. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property and in the future we may receive claims that our products infringe or violate third parties’ intellectual property rights. For example, we were subject to a lawsuit filed in 2005 by Rackable Systems, Inc. In May 2007, we settled the claims on terms which had no adverse effect on our business, financial condition and result of operations. In addition, increasingly non-operating companies are purchasing patents and bringing claims against technology companies. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

Two members of our Board joined our Board in February 2007 and one joined in January 2009. We have also recently filled a number of positions in our finance and accounting staff. Accordingly, key personnel in our finance and accounting team have only recently assumed the duties and responsibilities they are now performing. Our Board members and key employees have worked together for only a limited period of time and have a limited track record of executing our business plan as a team. In addition, our executives have limited experience conducting business as a public company and fulfilling the increased legal, administrative and accounting obligations associated with being a public company. Accordingly, it is difficult to predict whether our directors and senior executives, individually and collectively, will be effective in managing our operations.

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

Our corporate headquarters, including our most significant research and development and manufacturing operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. We do not currently have a comprehensive disaster recovery program and as a result, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition. Although we are in the process of preparing such a program, there is no assurance that it will be effective in the event of such a disaster.

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

As of December 31, 2008, we held approximately $14.6 million of long-term auction-rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA at December 31, 2008. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of December 31, 2008 and we have recorded an accumulated unrealized loss of $876,000, net of deferred income taxes, on such securities.

Although, we have the financial ability and intent to hold our investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2008, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2008 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

During fiscal year 2008, as part of its evaluation of our internal control over financial reporting, our management determined that we had a material weakness in the operation of controls designed to ensure that changes in classification of amounts, or classifications of amounts associated with new transactions, between cash flows from operating activities, investing activities and financing activities in the consolidated statement of cash flows are appropriate. We concluded that the material weakness had been remediated as of June 30, 2008. As defined in Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We strive to maintain effective internal controls over financial reporting in order to prevent and detect material misstatements in our annual and quarterly financial statements and prevent fraud. We cannot assure, however, that such efforts will be effective. If we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of December 31, 2008, we had approximately 34.6 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including approximately 11.0 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 10.9 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of January 31, 2009, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 37.6 percent of our common stock outstanding, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

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

SUPER MICRO COMPUTER, INC.

Dated: February 6, 2009	/s/ Charles Liang
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: February 6, 2009	/s/ Howard Hideshima
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)