Form 10-Q
period 2009-03-31
Super Micro Computer, Inc.
filed 2009-05-11
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009 there were 34,698,395 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$62,702	$51,481
Short-term investments	57	57
Accounts receivable, net of allowances of $1,045 and $1,173 at March 31, 2009 and June 30, 2008, respectively (including amounts receivable from a related party of $728 and $792 at March 31, 2009 and June 30, 2008, respectively)	42,771	49,501
Inventories, net	82,929	85,683
Deferred income taxes-current	8,530	8,663
Prepaid income taxes	5,838	2,661
Prepaid expenses and other current assets	1,488	1,837

Total current assets	204,315	199,883
Long-term investments	14,644	16,106
Property, plant and equipment, net	45,461	45,602
Deferred income taxes-noncurrent	1,450	939
Restricted assets	1,760	1,728
Other assets	120	127

Total assets	$267,750	$264,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $20,226 and $27,717 at March 31, 2009 and June 30, 2008, respectively)	$60,507	$80,962
Accrued liabilities	16,284	14,790
Income taxes payable	67	189
Advances from receivable financing arrangements	1,202	1,173
Current portion of capital lease obligations	43	57
Current portion of long-term debt	313	320

Total current liabilities	78,416	97,491
Long-term capital lease obligations-net of current portion	76	108
Long-term debt-net of current portion	9,779	9,981
Other long-term liabilities	4,737	4,934

Total liabilities	93,008	112,514
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued and outstanding shares: 35,136,423 and 32,668,731 at March 31, 2009 and June 30, 2008, respectively	80,492	69,434
Deferred stock-based compensation	(231)	(675)
Treasury stock (at cost), 445,028 and 0 shares at March 31, 2009 and June 30, 2008, respectively	(2,030)	—
Accumulated other comprehensive loss	(801)	(451)
Retained earnings	97,312	83,563

Total stockholders’ equity	174,742	151,871

Total liabilities and stockholders’ equity	$267,750	$264,385

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales (including related party sales of $1,687 and $1,235 in the three months ended March 31, 2009 and 2008, respectively, and $4,446 and $4,834 in the nine months ended March 31, 2009 and 2008, respectively)	$109,540	$136,755	$382,156	$391,637
Cost of sales (including related party purchases of $16,843 and $30,687 in the three months ended March 31, 2009 and 2008, respectively, and $72,385 and $83,551 in the nine months ended March 31, 2009 and 2008, respectively)	93,213	111,929	313,901	316,511

Gross profit	16,327	24,826	68,255	75,126

Operating expenses:
Research and development	8,632	8,050	25,678	21,743
Sales and marketing	3,999	4,602	13,047	12,891
General and administrative	3,281	3,903	10,001	10,799

Total operating expenses	15,912	16,555	48,726	45,433

Income from operations	415	8,271	19,529	29,693
Interest income	50	327	422	1,319
Interest expense	(208)	(248)	(710)	(748)

Income before income tax provision	257	8,350	19,241	30,264
Income tax provision (benefit)	(974)	3,326	5,492	11,693

Net income	$1,231	$5,024	$13,749	$18,571

Net income per share:
Basic	$0.04	$0.16	$0.40	$0.60
Diluted	$0.03	$0.13	$0.35	$0.48
Shares used in per share calculation:
Basic	34,684,369	31,759,958	34,046,037	30,958,660
Diluted	38,836,784	38,961,284	39,161,529	38,780,837

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$13,749	$18,571
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,643	1,921
Stock-based compensation expense	3,978	2,849
Allowance for doubtful accounts	276	174
Allowance for sales returns	3,343	4,150
Provision for inventory	815	6,667
Loss on disposal of property, plant and equipment	18	—
Deferred income taxes	(151)	(2,824)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $64 and $197 during the nine months ended March 31, 2009 and 2008, respectively)	3,111	(13,039)
Inventories	1,939	(33,273)
Prepaid expenses and other current assets	349	(255)
Other assets	3	89
Accounts payable (including changes in related party balances of ($7,491) and $9,103 during the nine months ended March 31, 2009 and 2008, respectively)	(20,212)	17,080
Prepaid income taxes/income taxes payable	2,290	3,565
Accrued liabilities	1,494	241
Other long-term liabilities	(197)	3,395

Net cash provided by operating activities	13,448	9,311

INVESTING ACTIVITIES:
Restricted assets	(32)	(1,670)
Proceeds from investments	885	18,824
Purchases of property, plant and equipment	(2,759)	(15,056)
Purchases of investments	—	(22,425)

Net cash used in investing activities	(1,906)	(20,327)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,935	2,417
Repayment of long-term debt	(209)	(1,181)
Payment of obligations under capital leases	(46)	(107)
Advances under receivable financing arrangements	29	397
Payment to acquire treasury stock	(2,030)	—
Payment of deferred offering costs	—	(20)

Net cash (used in) provided by financing activities	(321)	1,506

Net increase (decrease) in cash and cash equivalents	11,221	(9,510)
Cash and cash equivalents at beginning of period	51,481	50,864

Cash and cash equivalents at end of period	$62,702	$41,354

Supplemental disclosure of cash flow information:
Cash paid for interest	$691	$748
Cash paid for taxes	$3,826	$7,685
Non-cash investing and financing activities:
Equipment purchased under capital leases	$—	$27
Reversal of deferred stock-based compensation for cancellation of stock options	$3	$22
Accrued costs for property, plant and equipment purchases	$720	$1,223
Changes in fair values of investments	$(577)	$(636)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2009.

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

Note 3. Recently Issued Accounting Standards

EITF 07-3

Effective July 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Abstract No. 07-3, “ Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities “ (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

FSP 157-3

In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

FSP FAS 157-4/FAS 115-2/FAS 124-2

In April 2009, the FASB issued three FSPs related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, however the Company expects to adopt the FSPs during the fourth quarter of fiscal year 2009. The Company is still evaluating the impact, if any, the FSPs will have on its financial position, results of operations and cash flows.

Note 4. Stock-based Compensation and Stockholders’ Equity

Treasury Stock

In November 2008, the Board of Directors approved a program to repurchase, from time to time, at management’s discretion, shares of the Company’s common stock. Under the plan, the Company is authorized to repurchase up to 2,000,000 of its outstanding shares of common stock in the open market or in private transactions during the period ending June 30, 2009 at prevailing market prices in compliance with applicable securities laws and other legal requirements. Repurchases will be made under the program using the Company’s own cash resources. The plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended or discontinued at any time. As of March 31, 2009, the Company had repurchased 445,028 shares of the Company’s common stock at a weighted average price of $4.56 per share for approximately $2.0 million.

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

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increases on July 1, 2007 of each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company in January 2007. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three and nine months ended March 31, 2009, the Company granted options for the purchase of 1,064,420 and 2,478,934 shares under the 2006 Plan, respectively. At March 31, 2009, 1,809,037 shares of common stock are available for future grant.

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

The fair value of stock option grants for the three and nine months ended March 31, 2009 and 2008 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Risk-free interest rate	1.42% - 3.01%	2.64%	1.42% - 3.09%	2.64% - 4.58%
Expected life	4.07 - 10 years	4.39 years	4.07 - 10 years	4.32 - 4.39 years
Dividend yield	0%	0%	0%	0%
Volatility	53.61% - 69.62%	48.43%	48.16% - 69.62%	43.03% - 48.43%
Estimated forfeitures	2.48% - 14.16%	3.30% - 15.16%	2.48% - 14.16%	3.30% - 15.16%
Weighted-average fair value per share	$ 2.98	$ 3.59	$ 2.99	$ 3.82

In March 2009, the Committee approved the grant of 720,000 refresh non-statutory stock options to Charles Liang, a director and President and Chief Executive Officer of the Company under the 2006 Plan. This option, which vests ratably over four years, was granted at an exercise price of $10.66 per share with grant date fair market value of $4.96. The fair value of this option was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.01%, expected life of 10 years, expected dividend yield of zero, expected volatility of 69.62% and estimated forfeiture of 2.48% resulting in a fair value of $3.28 per share.

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Cost of sales	$145	$124	$421	$354
Research and development	675	465	1,871	1,220
Sales and marketing	201	161	589	453
General and administrative	412	291	1,097	822

Stock-based compensation expense before taxes	1,433	1,041	3,978	2,849
Income tax impact	(147)	(94)	(265)	(334)

Stock-based compensation expense, net	$1,286	$947	$3,713	$2,515

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) accounted for under SFAS 123(R) to be classified as cash from financing activities. The Company had no excess tax benefits in the three and nine months ended March 31, 2009 and 2008 for options accounted for under SFAS 123(R). Excess tax benefits for stock options accounted for under APB 25 continue to be classified as cash from operating activities.

Stock Option and Awards Activity

The following table summarizes stock option activity during the nine months ended March 31, 2009 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2008	13,300,972	$3.48	4.70	$59,996
Granted	2,478,934	$7.64
Exercised	(3,670,586)	$0.61
Forfeited or cancelled	(263,742)	$8.90

Outstanding at March 31, 2009	11,845,578	$5.12	6.11	$19,459
Vested and expected to vest at March 31, 2009	11,159,302	$4.93	5.91	$19,452
Exercisable at March 31, 2009	8,031,471	$3.66	4.67	$19,287

The total intrinsic value of options exercised was $340,000 and $26,336,000 for the three and nine months ended March 31, 2009, respectively, and approximately $8,401,000 and $16,314,000 for the three and nine months ended March 31, 2008, respectively. Stock-based compensation expense accounted for in accordance with SFAS 123(R) in the three and nine months ended March 31, 2009 was approximately $1,305,000 and $3,537,000, respectively, and approximately $837,000 and $2,227,000 for the three and nine months ended March 31, 2008, respectively. As of March 31, 2009, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was approximately $12,421,000, which will be recognized over a weighted-average vesting period of approximately 2.13 years.

The weighted-average fair value per share of options granted during fiscal year 2005 and 2006, and accounted for using the intrinsic value measurement provisions of APB 25, was $4.58. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). The Company amortized $128,000 and $441,000 of stock-based compensation in the three and nine months ended March 31, 2009, respectively, and $198,000 and $617,000 in the three and nine months ended March 31, 2008, respectively. At March 31, 2009, the Company had deferred stock-based compensation under APB 25 of $231,000, which is comprised primarily of employee and director stock option grants prior to July 1, 2006 and is expected to be fully amortized in fiscal year 2010.

The following table summarizes the Company’s restricted stock award activity for the nine months ended March 31, 2009:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2008	—	$—
Granted	1,172,121	9.39
Vested	—	—
Forfeited	—	—

Nonvested stock at March 31, 2009	1,172,121	$9.39

None of the restricted stock awards vested in the nine months ended March 31, 2009. The total intrinsic value of the outstanding restricted stock awards was $11,006,000 as of March 31, 2009. There is no incremental fair value to be recognized in connection with the restricted stock awards of 1,172,121 shares.

Note 5. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$1,231	$5,024	$13,749	$18,571
Unrealized gains or (losses) on investments, net of taxes	75	(386)	(350)	(386)

Total comprehensive income	$1,306	$4,638	$13,399	$18,185

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Net income	$1,231	$5,024	$13,749	$18,571
Denominator:
Basic weighted-average number of common shares outstanding	34,684	31,760	34,046	30,959
Dilutive common stock options	3,441	7,201	4,606	7,822
Dilutive restricted stock awards	712	—	510	—

Diluted weighted-average number of common shares outstanding	38,837	38,961	39,162	38,781

Basic net income per share	$0.04	$0.16	$0.40	$0.60
Diluted net income per share	$0.03	$0.13	$0.35	$0.48

For the three and nine months ended March 31, 2009 and 2008, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such outstanding stock options were 4,918,000 and 4,194,000 for the three and nine months ended March 31, 2009, respectively, and 2,767,000 and 2,418,000 for the three and nine months ended March 31, 2008, respectively.

Note 7. Balance Sheet Components (in thousands)

Inventories:

	March 31, 2009	June 30, 2008
Finished goods	$55,025	$54,385
Work in process	654	648
Purchased parts and raw materials	27,250	30,650

Total inventories, net	$82,929	$85,683

The Company recorded a provision for excess and obsolete inventory totaling $488,000 and $815,000 in the three and nine months ended March 31, 2009, respectively, and $2,157,000 and $6,667,000 in the three and nine months ended March 31, 2008, respectively.

Property, Plant and Equipment:

	March 31, 2009	June 30, 2008
Land	$19,220	$19,220
Buildings	19,108	19,108
Building and leasehold improvements	2,955	3,063
Machinery and equipment	9,880	8,424
Furniture and fixtures	2,680	2,212
Purchased software	1,629	1,203

	55,472	53,230
Accumulated depreciation and amortization	(10,011)	(7,628)

Property, plant and equipment, net	$45,461	$45,602

The cost of assets under capital leases was $286,000 and $411,000 as of March 31, 2009 and June 30, 2008, respectively, and related accumulated amortization was $96,000 and $115,000, respectively.

Restricted Assets:

Restricted assets consist primarily of certificates of deposits secured for two irrevocable letters of credit of $121,000 and $1,540,000 as of March 31, 2009 and June 30, 2008. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000.

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Balance, beginning of period	$3,420	$2,271	$2,920	$2,243
Provision for warranty	1,559	1,978	5,232	4,736
Costs charged to accrual	(1,520)	(1,724)	(4,795)	(4,139)
Change in estimated liability for pre-existing warranties	18	49	120	(266)

Balance, end of period	$3,477	$2,574	$3,477	$2,574

Note 8. Long-term Investments

As of March 31, 2009, the Company held approximately $14.6 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at March 31, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as long-term investments available-for-sale as of March 31, 2009 and June 30, 2008.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities. The assumptions used in preparing the discounted cash flow model include estimates for interest rates which among other things incorporate, as applicable, creditworthiness of the associated insurers, timing of cash flows and expected holding periods of the auction-rate securities. Based on this assessment of fair value, for the three and nine months ended March 31, 2009, the Company determined there was a change in fair value of its auction rate securities of an increase of $122,000 and a decrease of $577,000, respectively, and a cumulative total decline of $1,321,000 which was deemed temporary. That amount has been recorded as a component of other comprehensive income. As of March 31, 2009 and June 30, 2008, accumulated unrealized loss related to investment valuation was $801,000 and $451,000, net of deferred income taxes.

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

Note 9. Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy and certificates of deposits are classified within Level 2 of the fair value hierarchy. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy. Refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of March 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$42,235	$—	$—	$42,235
Certificates of deposits	—	1,817	—	1,817
Auction rate securities	—	—	14,644	14,644

Total	$42,235	$1,817	$14,644	$58,696

The above table excludes $20,467,000 of cash held by the Company.

The Company’s Level 3 assets consist of long-term auction-rate securities for which the Company used a discounted cash flow model to value these investments (See Note 8).

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2009 (in thousands):

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Balance as of beginning of period	$14,557	$16,106
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	122	(577)
Purchases, sales and settlements, net at par	(35)	(885)
Transfers in and/or out of Level 3	—	—

Balance as of end of period	$14,644	$14,644

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its long-term debt of $10.1 million is reported at amortized cost. The fair value of long-term debt is based on quoted market prices (Level 2) which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms.

Note 10. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled approximately $4,697,000 and $17,130,000 for the three and nine months ended March 31, 2009, respectively, and $6,694,000 and $17,517,000 for the three and nine months ended March 31, 2008, respectively. At March 31, 2009 and June 30, 2008, approximately $1,202,000 and $1,173,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.10% to 14.76% and 11.70% to 21.48% per annum, depending on the customers’ credit ratings, at March 31, 2009 and June 30, 2008, respectively.

Note 11. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	March 31, 2009	June 30, 2008
Building loans	$10,092	$10,301
Capital leases	119	165

Total	10,211	10,466
Current portion, debt and capital leases	(356)	(377)

Long-term portion, debt and capital leases	$9,855	$10,089

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of March 31, 2009 and June 30, 2008, the total outstanding borrowings were $3,849,000 and $3,912,000, respectively, with interest at 7.23% per annum through July 2012 and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum.

In September 2005, the Company borrowed $6,930,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased. The loan is repayable in equal monthly installments through September 2025. As of March 31, 2009 and June 30, 2008, the total outstanding borrowings were $6,243,000 and $6,389,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes plus 1.65% per annum.

As of March 31, 2009, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,122,000 and $16,209,000, respectively. As of June 30, 2008, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,111,000 and $16,375,000, respectively.

In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2009. As of March 31, 2009, the Company had an unused revolving line of credit totaling $5,000,000 that expires on December 1, 2009 with an interest rate at Prime Rate plus 0.5% per annum. As of March 31, 2009, the Company was in compliance with the financial covenants associated with the line of credit.

Note 12. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.5% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 49.3% of Ablecom at March 31, 2009.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company made payments for tooling assets of $17,000 and $28,000 to Ablecom in the three and nine months ended March 31, 2009, respectively. The Company made payments for tooling assets of $697,000 to Ablecom in the three months ended March 31, 2008 and tooling assets of $2,135,000 and engineering services of $708,000 to Ablecom in the nine months ended March 31, 2008.

Under the distribution agreement, Ablecom purchases server products from the Company for distribution in Taiwan. The Company believes that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $16,843,000 and $72,385,000 and sold products to Ablecom totaling approximately $1,687,000 and $4,446,000 for the three and nine months ended March 31, 2009, respectively. The Company purchased products from Ablecom totaling approximately $30,687,000 and $83,551,000, and sold products to Ablecom totaling approximately $1,235,000 and $4,834,000, for the three and nine months ended March 31, 2008, respectively.

Amounts owed to the Company by Ablecom as of March 31, 2009 and June 30 2008, were approximately $728,000 and $792,000, respectively. Amounts owed to Ablecom by the Company as of March 31, 2009 and June 30, 2008, were approximately $20,226,000 and $27,717,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 59 and 112 days of invoice. For the three and nine months ended March 31, 2009, the Company received no penalty charges from Ablecom and paid approximately $1,044,000 and $2,029,000, respectively, in tooling and other miscellaneous cost to Ablecom which included $17,000 and $28,000, respectively, of tooling for blade servers referred to above. For the three and nine months ended March 31, 2008, the Company received $30,000 and $100,000, respectively, from Ablecom for penalty charges, and paid approximately $976,000 and $3,491,000, respectively, in tooling and other miscellaneous costs to Ablecom which included $697,000 and $2,135,000, respectively, of tooling and $0 and $708,000, respectively, of engineering services for the blade servers referred to above. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $14,936,000 and $27,999,000 at March 31, 2009 and June 30, 2008, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses, if any, of Ablecom.

Note 13. Income Taxes

The Company recorded provisions (benefits) for income taxes of $(974,000) and $5,492,000 for the three and nine months ended March 31, 2009, respectively, and $3,326,000 and $11,693,000 for the three and nine months ended March 31, 2008, respectively. The effective tax rate for the three and nine months ended March 31, 2009 and 2008 differs from the federal and state statutory rate primarily due to release of an unrecognized tax liability on research and development credits of $0.7 million resulting from lapsing statutes of limitations, tax exempt interest income, research and development credits, domestic production activities deduction and certain stock compensation expenses for which deferred tax assets cannot be recorded in accordance with SFAS 123(R).

As of March 31, 2009, the Company had a liability for gross unrecognized tax benefits of $4,737,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the nine months ended March 31, 2009, there was a change in the amount of the liability for gross unrecognized tax benefits and it was primarily related to the release of an unrecognized tax liability on research and development credits of $0.7 million resulting from lapsing statutes of limitations.

At March 31, 2009, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $409,000. During the nine months ended March 31, 2009, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

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

International net sales are based on the country to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2009 and 2008, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales:
United States	$65,536	$79,367	$244,581	$237,127
United Kingdom	6,236	5,009	15,982	17,263
Germany	5,072	7,776	20,845	21,295
Rest of Europe	14,391	18,619	46,817	51,390
China	4,576	12,084	13,985	20,565
Rest of Asia	8,596	11,828	28,558	36,284
Other	5,133	2,072	11,388	7,713

	$109,540	$136,755	$382,156	$391,637

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$42,845	39.1%	$47,882	35.0%	$151,364	39.6%	$151,463	38.7%
Serverboards and other components	66,695	60.9%	88,873	65.0%	230,792	60.4%	240,174	61.3%

Total	$109,540	100.0%	$136,755	100.0%	$382,156	100.0%	$391,637	100.0%

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

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete rackmount and blade server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $42.8 million and $151.4 million for the three and nine months ended March 31, 2009, respectively, and $47.9 million and $151.5 million for the three and nine months ended March 31, 2008, respectively. Net sales of serverboards and components were $66.7 million and $230.8 million for the three and nine months ended March 31, 2009, respectively, and $88.9 million and $240.2 million for the three and nine months ended March 31, 2008, respectively. In the three and nine months ended March 31, 2009, we experienced a decline in net sales compared with the three and nine months ended March 31, 2008 which we believe was primarily attributable to reductions in information technology spending in response to the global economic downturn.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $109.5 million and $382.2 million for the three and nine months ended March 31, 2009, respectively, and $136.8 million and $391.6 million for the three and nine months ended March 31, 2008, respectively. Our net income was $1.2 million and $13.7 million for the three and nine months ended March 31, 2009, respectively, and $5.0 million and $18.6 million for the three and nine months ended March 31, 2008, respectively. Our decline in profitability for the three and nine months ended March 31, 2009 was primarily attributable to the reduction in our net sales and to a lesser extent attributable to a reduction in our gross profit as a percentage of net sales as a result of increasing pricing pressure, offset in part by cost saving programs.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 65.9% and 64.8% of our net sales from products sold to distributors, and 34.1% and 35.2% from sales to OEMs and to end customers for the three and nine months ended March 31, 2009, respectively. We derived approximately 62.8% and 61.6% of our net sales from products sold to distributors, and 37.2% and 38.4% from sales to OEMs and to end customers for the three and nine months ended March 31, 2008. None of our customers accounted for 10% or more of our net sales in the three and nine months ended March 31, 2009 and 2008. We derived approximately 59.8% and 64.0% of our net sales from customers in the United States for the three and nine months ended March 31, 2009, respectively, and approximately 58.0% and 60.5% of our net sales from customers in the United States for the three and nine months ended March 31, 2008, respectively. We derived approximately 40.2% and 36.0% of our net sales from customers outside the United States for the three and nine months ended March 31, 2009, respectively, and approximately 42.0% and 39.5% of our net sales from customers outside the United States for the three and nine months ended March 31, 2008, respectively. We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 7.8% and 6.8% of our net sales for the three and nine months ended March 31, 2009, respectively, compared to approximately 5.8% and 5.5% of our net sales for the three and nine months ended March 31, 2008, respectively.

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

One of our key suppliers is Ablecom, which supplies us with contract design and manufacturing support. For the three and nine months ended March 31, 2009, our purchases from Ablecom represented approximately 18.1% and 23.1% of our cost of sales, respectively, compared to approximately 27.4% and 26.4% of our cost of sales for the three and nine months ended March 31, 2008, respectively. The decrease in percentage of cost of sales was primarily related to higher product mix of server systems and system accessories which were purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our reporting for one or more periods gross profit as a percentage of net sales less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel and AMD carefully. This also impacts on our research and development expenditures. For example, Intel recently introduced its Nehalem line of microprocessors. Our results for the quarter ended March 31, 2009 were in part adversely impacted by customer order delays in anticipation of the introduction and research and development expenditures necessary for us to prepare for the introduction. We expect to benefit from the introduction with an increase in sales for the quarter ending June 30, 2009. We also solicit input from our customers to understand their future needs as we design and develop our products.

Other Financial Highlights

The following is a summary of other financial highlights of the third quarter and first nine months of fiscal 2009:

•

We generated cash flows from operations of $3.5 million and $13.4 million during the three and nine months ended March 31, 2009, respectively. Our cash and cash equivalents, together with our investments, were $77.4 million at the end of the third quarter of fiscal 2009, compared with $67.6 million at the end of fiscal 2008.

•

We repurchased 54,528 shares of our common stock for $0.2 million during the third quarter of fiscal 2009 and 445,028 shares of our common stock for $2.0 million for the first nine months of fiscal 2009.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the third quarter of fiscal 2009 was 35 days, compared with 28 days at the end of fiscal 2008.

•

Our inventory balance was $82.9 million at the end of the third quarter of fiscal 2009, compared with $85.7 million at the end of fiscal 2008. Days sales of inventory (“DSI”) at the end of the third quarter of fiscal 2009 was 85 days, compared with 68 days at the end of fiscal 2008. Our purchase commitments with contract manufacturers and suppliers were $38.9 million at the end of the third quarter of fiscal 2009 and $49.4 million at the end of fiscal 2008.

We believe that our cash position, our balance sheet, our visibility into our supply chain and our financing capabilities provide a key competitive advantage and position us well to manage through the current economic downturn.

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

Interest and other income, net. Interest and other income, net, represents the net of our interest income on investments or interest expense on the building loans for our owned facilities offset by interest earned on our cash balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to release of an unrecognized tax liability on research and development credits resulting from lapsing statutes of limitations, tax benefits of tax exempt interest income, research and development tax credits and the domestic production activities deduction.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Credits that we issued pursuant to these provisions were $101,000 and $324,000 for the three and nine months ended March 31, 2009, respectively, and $70,000 and $198,000 for the three and nine months ended March 31, 2008, respectively. We do not commit to future price reductions with any of our customers.

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

Impairment of long-term investments. Impairment of long-term investments relates to the unrealized loss on the carrying value of our investments in auction-rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as non-current investments. We have used a discounted cash flow model to estimate the fair value of these investments as of March 31, 2009. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period (increasing by one year at quarter end). The fair value of our investment portfolio may range between 2% to 4% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these non-current investments. As of March 31, 2009 we have recorded an accumulative unrealized loss of $801,000, net of deferred income taxes, on the securities. We deem this loss to be temporary due to our ability and intention to hold the securities until full recovery.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $3.5 million as of March 31, 2009, compared with $2.6 million as of March 31, 2008. The provision for warranty reserve was $1.6 million and $5.2 million for the three and nine months ended March 31, 2009, respectively, and $2.0 million and $4.7 million for the three and nine months ended March 31, 2008, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $18,000 and $0.1 million for the three and nine months ended March 31, 2009, respectively, and $49,000 and ($0.3) million for the three and nine months ended March 31, 2008, respectively. As we experienced a decrease in cost of warranty claims and lower unit volume in the three months ended March 31, 2009 compared with our historical experience, the provision for warranty reserve decreased $0.4 million compared to the three months ended March 31, 2008. As we experienced an increase in cost of warranty claims in the nine months ended March 31, 2009 compared with our historical experience, the provision for warranty reserve increased $0.5 million compared to the nine months ended March 31, 2008. If in future periods, we experience or anticipate an increase in warranty claims as a result of new product introductions or increases in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extend of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. In the three and nine months ended March 31, 2009, the historical analysis of sales of previously written down inventory was such that we decreased our estimate for reserving excess and obsolete inventory. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $0.5 million and $0.8 million for the three and nine months ended March 31, 2009, respectively, and $2.2 million and $6.7 million for the three and nine months ended March 31, 2008, respectively.

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

Stock-based compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Prior to July 1, 2006, we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted prior to the adoption of SFAS No. 123(R) with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the three and nine months ended March 31, 2009 was $0.1 million and $0.4 million, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended March 31, 2008, respectively. SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal year 2007. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense under SFAS No. 123(R) for options granted to employees after July 1, 2006, was $1.3 million and $3.5 million for the three and nine months ended March 31, 2009, respectively, and $0.8 million and $2.2 million for the three and nine months ended March 31, 2008, respectively.

As of March 31, 2009, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $12.4 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.13 years. See Note 4 to our condensed consolidated financial statements for additional information.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.1	81.8	82.1	80.8

Gross profit	14.9	18.2	17.9	19.2

Operating expenses:
Research and development	7.8	5.8	6.8	5.5
Sales and marketing	3.7	3.4	3.4	3.3
General and administrative	3.0	2.9	2.6	2.8

Total operating expenses	14.5	12.1	12.8	11.6

Income from operations	0.4	6.1	5.1	7.6
Interest income	0.0	0.2	0.1	0.3
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)

Income before income tax provision	0.2	6.1	5.0	7.7
Income tax provision (benefit)	(0.9)	2.4	1.4	3.0

Net income	1.1%	3.7%	3.6%	4.7%

Comparison of Three Months Ended March 31, 2009 and 2008

Net sales. Net sales decreased by $27.2 million, or 19.9%, to $109.5 million from $136.8 million, for the three months ended March 31, 2009 and 2008, respectively. This was due primarily to a decrease in unit volumes of serverboards, chassis and server systems partially offset by an increase in unit volumes of system accessories. For the three months ended March 31, 2009, the approximate number of server system units sold decreased 4.9% to 39,000 compared to 41,000 for the three months ended March 31, 2008. The average selling price of server system units decrease 8.3% to approximately $1,100 in the three months ended March 31, 2009 compared to approximately $1,200 in the three months ended March 31, 2008. The average selling prices of our server systems decreased principally driven by lower average selling prices of 6000 Series configurations of servers and OEM bundled server solutions and the declines in average selling prices of more mature products sold to distributors. Sales of server systems decreased by $5.0 million or 10.5% from the three months ended March 31, 2008 to the three months ended March 31, 2009, primarily due to lower sales of 6000 Series configurations of servers offset by higher sales of our OEM and bundled server solutions. Sales of server systems represented 39.1% of our net sales for the three months ended March 31, 2009 as compared to 35.0% of our net sales for the three months ended March 31, 2008. We believe that the decline in our net sales in the three months ended March 31, 2009 was primarily attributable to reductions in information technology spending in response to the global economic downturn and to a lesser extent was impacted by delayed customer orders in anticipation of the release by Intel of its Nehalem line of microprocessors. For the three months ended March 31, 2009 and 2008, we derived approximately 65.9% and 62.8%, respectively, of our net sales from products sold to distributors and we derived approximately 34.1% and 37.2%, respectively, from sales to OEMs and to end customers. For the three months ended March 31, 2009, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 59.8%, 12.0%, 4.6% and 18.8%, of our net sales, respectively, as compared to 58.0%, 17.5%, 5.7% and 17.3%, respectively, for the three months ended March 31, 2008.

Cost of sales. Cost of sales decreased by $18.7 million, or 16.7%, to $93.2 million from $111.9 million, for the three months ended March 31, 2009 and 2008, respectively. Cost of sales as a percentage of net sales was 85.1% and 81.8% for the three months ended March 31, 2009 and 2008, respectively. The decrease in absolute dollars of cost of sales was primarily attributable to the decrease in net sales, a decrease of $1.7 million in inventory provision, a decrease of $1.6 million in freight-in charges and a decrease of $0.4 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to a decrease in standard gross margin as a result of lower margins in server systems and chassis due to competitive pricing pressures as we grew market share during the economic downturn combined with lower prices for our maturing product line in advance of the Intel Nehalem launch. In the three months ended March 31, 2009, we recorded a $1.6 million expense, or 1.4% of net sales, related to the provision for warranty reserve as compared to $2.0 million, or 1.4% of net sales, in the three months ended March 31, 2008. The decrease in the provision for warranty reserve was primarily due to lower repair costs and decreases in unit volume during the three months ended March 31, 2009. We believe that lower repair costs during the three months ended March 31, 2009 are not indicative of future results and we do not anticipate any further significant decrease. If in future periods we experience or anticipate an increase in warranty claims as a result of new product introductions or increases in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin would be affected. In the three months ended March 31, 2009, we recorded a $0.5million expense, or 0.4% of net sales, related to the inventory provision as compared to $2.2 million expense, or 1.6% of net sales, in the three months ended March 31, 2008. The decrease in the inventory provision was primarily due to the improvement of our inventory management to reduce excess and slow moving inventory through product conversion and increasing sales efforts. In the three months ended March 31,2009, the historical analysis of sales of previously written down inventory was such that we decreased our estimate for reserving excess and obsolete inventory. If in future periods we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $0.6 million, or 7.2%, to $8.6 million from $8.1 million, for the three months ended March 31, 2009 and 2008, respectively. Research and development expenses were 7.8% and 5.8% of net sales for the three months ended March 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to an increase of $0.8 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense offset in part by a decrease of $0.2 million in development costs associated with new products. Although we reduced the rate of growth of our research and development expenses in the quarter ended March 31, 2009 in light of reduced net sales, we increased our expenditures in part to continue to support the development of new products utilizing the Nehalem microprocessor.

Research and development expenses include stock-based compensation expense of $675,000 and $465,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

Sales and marketing expenses. Sales and marketing expenses decreased by $0.6 million, or 13.1%, to $4.0 million from $4.6 million, for the three months ended March 31, 2009 and 2008, respectively. Sales and marketing expenses were 3.7% and 3.4% of net sales for the three months ended March 31, 2009 and 2008, respectively. The decrease in absolute dollars was primarily due to a decrease of $0.3 million in compensation and benefits and a decrease of $0.2 million in cooperative marketing funding to customers resulting from lower net sales in the three months ended March 31, 2009.

Sales and marketing expenses include stock-based compensation expense of $201,000 and $161,000 for the three months ended March 31, 2009 and 2008, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.6 million, or 15.9%, to $3.3 million from $3.9 million, for the three months ended March 31, 2009 and 2008, respectively. General and administrative expenses were 3.0% and 2.9% of net sales for the three months ended March 31, 2009 and 2008, respectively. The decrease in absolute dollars was primarily due to a decrease of $0.4 million in consulting fees related to Sarbanes-Oxley 404 (SOX) compliance and lower taxes of $0.1 million related to Delaware franchise tax payments.

General and administrative expenses include stock-based compensation expense of $412,000 and $291,000 for the three months ended March 31, 2009 and 2008, respectively.

Interest and other expense, net. Interest and other expense, changed by $0.2 million to $0.2 million of expense from $0.1 million of income, for the three months ended March 31, 2009 compared to the same period in 2008, of which $0.2 million was interest expenses for both three months ended March 31, 2009 and 2008, respectively. The net change was due to lower interest income of $0.3 million resulting from lower interest rates.

Provision for income taxes. Provision for income taxes changed by $4.3 million, or 129.3%, to a ($1.0) million benefit from $3.3 million provision, for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate was (379.0)% and 39.8% for the three months ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate primarily was the result of the release of an unrecognized tax liability on research and development credits of $0.7 million resulting from lapsing statues of limitations in the three months ended March 31, 2009. We expect that the effective tax rate will increase in future periods.

Comparison of Nine Months Ended March 31, 2009 and 2008

Net sales. Net sales decreased by $9.5 million, or 2.4%, to $382.2 million from $391.6 million, for the nine months ended March 31, 2009 and 2008, respectively. This was due primarily to a decrease in unit volumes of serverboards and chassis offset in part by an increase in unit volumes of system accessories and server systems. For the nine months ended March 31, 2009, the approximate number of server system units sold increased 0.8% to 124,000 compared to 123,000 for the nine months ended March 31, 2008. The average selling price of server system units was approximately $1,200 in both nine months ended March 31, 2009 and 2008. The average selling prices of our server systems remained constant principally driven by an increase in sales of Superblades and 6000 Series configurations of servers offset in part by declines in average selling prices of more mature products to OEMs and end customers and declines in average selling prices of 5000 and 7000 Series configurations of servers. Sales of server systems decreased by $0.1 million or 0.1% from the nine months ended March 31, 2008 to the nine months ended March 31, 2009, primarily due to lower sales of 5000 and 6000 Series configuration of servers offset in part by higher sales of our OEM and bundled server solutions utilizing our high efficiency power supplies and higher sales of Superblades. Sales of server systems represented 39.6% of our net sales for the nine months ended March 31, 2009 as compared to 38.7% of our net sales for the nine months ended March 31, 2008. We believe that the decline in our net sales in the nine months ended March 31, 2009 was primarily attributable to reductions in information technology spending in response to the global economic downturn and to a lesser extent was impacted by delayed customer orders in anticipation of the release by Intel of its Nehalem line of microprocessors. For the nine months ended March 31, 2009 and 2008, we derived approximately 64.8% and 61.6%, respectively, of our net sales from products sold to distributors and we derived approximately 35.2% and 38.4%, respectively, from sales to OEMs and end customers. For the nine months ended March 31, 2009, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 64.0%, 11.1%, 5.5% and 16.4%, of our net sales, respectively, as compared to 60.5%, 14.5%, 5.4% and 17.5%, respectively, for the nine months ended March 31, 2008.

Cost of sales. Cost of sales decreased by $2.6 million, or 0.8%, to $313.9 million from $316.5 million, for the nine months ended March 31, 2009 and 2008, respectively. Cost of sales as a percentage of net sales was 82.1% and 80.8% for the nine months ended March 31, 2009 and 2008, respectively. The decrease in absolute dollars of cost of sales was primarily attributable to the decrease in net sales and a decrease of $5.9 million in inventory provision, a decrease of $2.1 million in freight-in charges offset in part by an increase of $0.5 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to a decrease in standard gross margin as a result of lower margins across our product lines due to competitive pricing pressures as we grew market share during the economic downturn combined with lower prices for our maturing product line in advance of the Intel Nehalem launch. In the nine months ended March 31, 2009, we recorded a $5.2 million expense, or 1.4% of net sales, related to the provision for warranty reserve as compared to $4.7 million, or 1.2% of net sales, in the nine months ended March 31, 2008. The increase in the provision for warranty reserve was primarily due to higher repair costs in the nine months ended March 31, 2009. If in future periods we experience or anticipate an increase in warranty claims as a result of new product introductions or increases in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin would be affected. In the nine months ended March 31, 2009, we recorded a $0.8 million expense, or 0.2% of net sales, related to the inventory provision as compared to $6.7 million, or 1.7% of net sales, in the nine months ended March 31, 2008. The decrease in the inventory provision was primarily due to the improvement of our inventory management to reduce excess and slow moving inventory through product conversion and increasing sales efforts. In the nine months ended March 31, 2009, the historical analysis of sales of previously written down inventory was such that we decreased our estimate for reserving excess and obsolete inventory. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $3.9 million, or 18.1%, to $25.7 million from $21.7 million, for the nine months ended March 31, 2009 and 2008, respectively. Research and development expenses were 6.8% and 5.5% of net sales for the nine months ended March 31, 2009 and 2008, respectively. The increase in absolute dollars and percentage of sales was primarily due to an increase of $4.4 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense offset in part by a decrease of $0.8 million in development costs associated with new products and Superblade.

Research and development expenses include stock-based compensation expense of $1,871,000 and $1,220,000 for the nine months ended March 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

Sales and marketing expenses. Sales and marketing expenses increased by $0.2 million, or 1.2%, to $13.0 million from $12.9 million, for the nine months ended March 31, 2009 and 2008, respectively. Sales and marketing expenses were 3.4% and 3.3% of net sales for nine months ended March 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to a decrease of $0.2 million in cooperative marketing funding from vendors and an increase of $0.2 million in marketing trade show expenses offset in party by a decrease of $0.3 million in cooperative marketing funding to customers.

Sales and marketing expenses include stock-based compensation expense of $589,000 and $453,000 for the nine months ended March 31, 2009 and 2008, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.8 million, or 7.4%, to $10.0 million from $10.8 million, for the nine months ended March 31, 2009 and 2008. General and administrative expenses were 2.6% and 2.8% of net sales for the nine months ended March 31, 2009 and 2008, respectively. The decrease in absolute dollars was primarily due to a decrease of $0.7 million in consulting fees related to Sarbanes-Oxley 404 (SOX) compliance, a decrease of $0.5 million in legal expenses offset in part by an increase of $0.7 million in compensation and benefits, including higher stock-based compensation expense.

General and administrative expenses include stock-based compensation expense of $1,097,000 and $822,000 for the nine months ended March 31, 2009 and 2008, respectively.

Interest and other expense, net. Interest and other expense, changed by $0.9 million, to $0.3 million of expense from $0.6 million of income, for the nine months ended March 31, 2009 compared to the same period in 2008, respectively, of which $0.7 million was interest expense for both nine months ended March 31, 2009 and 2008, respectively. The net change was due to lower interest income of $0.9 million resulting from lower interest rates.

Provision for income taxes. Provision for income taxes decreased by $6.2 million, or 53.0%, to $5.5 million from $11.7 million, for the nine months ended March 31, 2009 and 2008, respectively. The effective tax rate was 28.5% and 38.6% for the nine months ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate was primarily the result of the reinstatement of the federal research and development tax credit and the release of an unrecognized tax liability on research and development credits of $0.7 million resulting from lapsing statues of limitations in the nine months ended March 31, 2009.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short term investments were $62.8 million and $51.5 million as of March 31, 2009 and June 30, 2008, respectively.

Operating Activities. Net cash provided by operating activities was $13.4 million and $9.3 million for the nine months ended March 31, 2009 and 2008, respectively. Net cash provided by our operating activities for the nine months ended March 31, 2009 was primarily due to our net income of $13.7 million, stock-based compensation expense of $4.0 million, an allowance for sales returns of $3.3 million, a decrease in accounts receivable of $3.1 million, an increase in prepaid income taxes/income taxes payable of $2.3 million, a decrease in inventory of $1.9 million and an increase in accrued liabilities of $1.5 million, which was substantially offset by a decrease in accounts payable of $20.2 million.

The decreases for the nine months ended March 31, 2009 in accounts receivable and sales returns were primarily due to lower net sales in the three months ended March 31, 2009 and timing of customer payments. The decrease for the nine months ended March 31, 2009 in inventory was primarily due to our reduction of X7 products as new X8 Nahalem products were launched at the end of the quarter. The decreases for the nine months ended March 31, 2009 in accounts payable was primarily due to lower inventory purchases and timing of payments to our vendors. The increase for the nine months ended March 31, 2009 in accrued liabilities was primarily due to an increase in accrued employee benefits, accrued warranty expense and accrued customers’ credit related to customers’ prepayment for products to be shipped in the fourth quarter of fiscal year 2009.

Net cash provided by our operating activities in the nine months ended March 31, 2008 was primarily due to our net income of $18.6 million, an increase in accounts payable of $17.1 million, an increase in the provision for inventory of $6.7 million, an increase in the allowance for sales returns of $4.2 million, an increase in income tax payable of $3.6 million and an increase in other long-term liabilities of $3.4 million relating to our FIN 48 liability, which was substantially offset by an increase in inventory of $33.3 million and an increase in accounts receivable of $13.0 million.

Investing activities. Net cash used in our investing activities was $1.9 million and $20.3 million for the nine months ended March 31, 2009 and 2008, respectively. In the nine months ended March 31, 2009, $2.8 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $0.9 million. In the nine months ended March 31, 2008, $22.4 million was related to the purchase of short-term investments in auction rate securities and variable rate demand notes and $18.8 million was related to the proceeds from maturity of the short-term investments in auction rate securities and variable rate demand notes, and $15.1 million was related to the purchase of property and equipment to support our growth.

Financing activities. Net cash provided by (used in) our financing activities was ($0.3) million and $1.5 million for the nine months ended March 31, 2009 and 2008, respectively. In the nine months ended March 31, 2009, we repurchased 445,028 shares of treasury stock for $2.0 million. In the nine months ended March 31, 2009 and 2008, $1.9 million and $2.4 million, respectively, were related to the proceeds from the exercise of stock options. We repaid $0.2 million and $1.2 million in loans during the nine months ended March 31, 2009 and 2008, respectively.

We have historically generated cash from our operating activities as we have grown. We expect to experience continued growth in our working capital requirements as we continue to expand our business. We intend to fund this continued expansion though cash generated by operations. We anticipate that working capital will constitute a material use of our cash resources. We have sufficient cash on hand to continue to operate for at least the next 12 months.

Other factors affecting liquidity and capital resources

We have entered into two building loans to purchase two facilities located in San Jose, California. Total balance outstanding on these loans was $10.1 million as of March 31, 2009. The first loan was entered into in April 2004 under which we borrowed $4.3 million. The second loan was entered into in September 2005 under which we borrowed a total of $6.9 million. The loans require us to comply with customary covenants related to business and financial condition. They also have customary restrictions on business and financial activity in which we cannot engage without the prior written consent of the bank. For example, under the terms of the building loans, we generally may not, without the lenders’ prior written consent, incur certain indebtedness and liens, engage in business activities substantially different from our present business, liquidate or dissolve our business, lease or dispose of all or a substantial part of our business or assets, sell assets for less than fair market price, enter into any consolidation, merger or other business combination, or make certain loans, acquisitions and guaranties.

As of March 31, 2009, we have an unused revolving line of credit totaling $5,000,000 that expires on December 1, 2009 with an interest rate at Prime Rate plus 0.5% per annum. As of March 31, 2009, we were in compliance with the financial covenants associated with the line of credit.

In addition, we have historically paid our contract manufacturers within 39 to 77 days of invoice and Ablecom between 59 and 112 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of March 31, 2009 and June 30, 2008 amounts owed to Ablecom by us were approximately $20.2 million and $27.7 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $10.3 million over the next 6.3 years as of March 31, 2009. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a restricted asset as of March 31, 2009.

In March 2008, we posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14 of the Notes to the Condensed Consolidated Financial Statements). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. This amount has been classified as a restricted asset as of March 31, 2009.

As of March 31, 2009, we held approximately $14.6 million of long-term auction-rate securities (“auction rate securities”), net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at March 31, 2009. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2009 and we have recorded an accumulated unrealized loss of $801,000, net of deferred income taxes, on such securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. Although we have the financial ability and intent to hold these investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

In November 2008, our Board of Directors approved a program to repurchase, from time to time, at management’s discretion, shares of our common stock. Under the plan, we are authorized to repurchase up to 2,000,000 of our outstanding shares of common stock in the open market or in private transactions during the period ending June 30, 2009 at prevailing market prices in compliance with applicable securities laws and other legal requirements. Repurchases will be made under the program using our own cash resources. The plan does not obligate us to acquire any particular amount of common stock and the plan may be suspended or discontinued at any time. As of March 31, 2009, we had repurchased 445,028 shares of our common stock at a weighted average price of $4.56 per share for approximately $2.0 million.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2009:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,117	$3,930	$3,875	$2,946	$12,868
Capital leases, including interest	45	60	25	—	130
Building loans, including interest	953	1,906	1,906	12,481	17,246
License arrangement	836	911	911	342	3,000
Purchase commitments	38,927	—	—	—	38,927

Total	$42,878	$6,807	$6,717	$15,769	$72,171

The table above excludes liabilities for unrecognized tax benefits and an accrual for the related interest and penalties totaling $5.1 million. The Company has not provided a detailed estimate of the payment timing due to the uncertainty of when the related tax settlements are due.

We expect to fund these obligations from our ongoing operations and existing cash and cash equivalents on hand.

Recent Accounting Pronouncements

EITF 07-3

Effective July 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities “ (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

FSP 157-3

In October 2008, the FASB issued FASB staff position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

FSP FAS 157-4 / FAS 115-2 / FAS 124-2

In April 2009, the FASB issued three FSPs related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, however we will adopt the FSPs during the fourth quarter of fiscal year 2009. We are still evaluating the impact, if any, the FSPs will have on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2009, our investments were in money market funds, certificates of deposit and auction rate securities (see Liquidity Risk below).

We had $10.1 million of indebtedness under our credit facilities as of March 31, 2009 and $10.3 million of indebtedness under our credit facilities as of June 30, 2008. The annual interest rate on our credit facilities is based on various indexes as defined in the loan agreements. At March 31, 2009, the interest rates ranged from 5.77% to 7.23%. An immediate 10% increase in the index rates would not have a material effect on our interest expense.

Liquidity Risk

As of March 31, 2009, we held approximately $14.6 million of long-term auction-rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at March 31, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2009 and we have recorded an accumulated unrealized loss of $801,000, net of deferred income taxes, on such securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have the financial ability and intent to hold our investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) was $24,000 and $27,000 for the three and nine months ended March 31, 2009, respectively, and $(44,000) and $(71,000) for the three and nine months ended March 31, 2008, respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Our operating results may be adversely affected by a downturn in the global economic environment

The ongoing crises in global credit and capital markets have resulted in and are expected to lead to further reductions in economic activity. Our results of operations for the three and nine months ended March 31, 2009 were adversely impacted in part due to reduced information technology spending in light of the economic downturn. Although we cannot predict the level of such reductions or the impact on our business in future periods, such reduced economic activity could lead to:

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

Our significant growth makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

Although we have been operating since 1993, our significant growth in revenues over time makes it difficult to evaluate our current business and future prospects. You must consider our business and prospects in light of the risks and difficulties we encounter as a rapidly growing technology company in a very competitive market. These risks and difficulties include, but are not limited to, the risks identified in this section and in particular the following factors:

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

Our future financial performance will depend on our ability to meet customer specifications and requirements by enhancing our current server solutions and developing server solutions with new and better functionality. The success of new features and new server solutions depends on several factors, including their timely introduction and market acceptance. We may not be successful in developing enhancements or new server solutions, or in timely bringing them to market. Customers may also defer purchases of our existing products pending the introduction of anticipated new products. For example, we experienced customer order delays in advance of Intel’s Nehalem microprocessor release at the end of the quarter ended March 31, 2009. If our new server solutions are not competitive with solutions offered by other vendors, we may not be perceived as a technology leader and could miss market opportunities. If we are unable to enhance the functionality of our server solutions or introduce new server solutions which achieve widespread market acceptance, our reputation will be damaged, the value of our brand will diminish, and our business will suffer. In addition, uncertainties about the timing and nature of new features and products could result in increases in our research and development expenses with no assurance of future sales.

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

We expect that selling our server solutions to larger customers will create new challenges. No one customer represented 10% or more of our revenues for fiscal years 2008 and 2007 or the three and nine months ended March 31, 2009. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Historically, a substantial majority of our revenues have resulted from sales of our server solutions through third party distributors and resellers, which sales accounted for approximately 65.9% and 64.8% of our net sales in the three and nine months ended March 31, 2009, respectively, as compared to approximately 62.8% and 61.6% of our net sales in the three and nine months ended March 31, 2008, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels.

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

As with most electronics based products, average selling prices of servers typically are highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. Although we have not been impacted by this phenomenon to any material extent to date, we experienced greater pricing pressure in the quarter ended March 31, 2009 in anticipation of the release of new products incorporating Intel’s Nehalem microprocessor. However, as our business continues to grow, we may increasingly be subject to this industry risk. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future. In some instances, our agreements with our distributors limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be harmed.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and nine months ended March 31, 2009, we recorded inventory write-downs charged to cost of sales of $0.5 million and $0.8 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition.”

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

We use Ablecom Technology, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented approximately 18.1% and 23.1% of our cost of sales for the three and nine months ended March 31, 2008, respectively, and approximately 27.4% and 26.4% of our cost of sales for the three and nine months ended March 31, 2008, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.5% of our outstanding common stock as of March 31, 2009. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

As of March 31, 2009, we held approximately $14.6 million of long-term auction-rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at March 31, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2009 and we have recorded an accumulated unrealized loss of $801,000, net of deferred income taxes, on such securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although, we have the financial ability and intent to hold our investments in auction rate securities until successful auctions occur, a buyer is found to purchase the securities at par outside of the auction process or the preferred shares are redeemed, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of March 31, 2009, we had approximately 34.7 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including approximately 10.9 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 1.8 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of April 30, 2009, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 37.4 percent of our common stock outstanding, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2009.

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

SUPER MICRO COMPUTER, INC.

Dated: May 8, 2009	/s/ Charles Liang
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: May 8, 2009	/s/ Howard Hideshima
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)