Form 10-K
period 2009-06-30
Super Micro Computer, Inc.
filed 2009-08-31
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2008, as reported by the Nasdaq Global Market, was approximately $149,571,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 18, 2009 there were 34,814,988 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

DOCUMENTS INCORPORATED BY REFERENCE

None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

We perform the majority of our research and development efforts in-house, which increases the communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard materials to develop proprietary components, such as serverboards, chassis, power supplies and networking / storage devices. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver application-optimized solutions based upon customers’ application requirements. As of June 30, 2009, we offered over 4,800 SKUs, including SKUs for server systems, serverboards, chassis and power supplies and other system accessories.

We sell our server systems and components primarily through distributors, which include value added resellers and system integrators, and to a lesser extent to original equipment manufacturers (OEMs) as well as through our direct sales force. During fiscal year 2009, our products were purchased by over 500 customers, most of which are distributors in approximately 76 countries. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2009, 2008 and 2007, our net sales were $505.6 million, $540.5 million and $420.4 million, respectively and our net income was $16.1 million, $25.4 million and $19.3 million, respectively.

Industry Background

Increasing Demand for Computing Capacity

As businesses of all sizes process larger quantities of data to communicate, transact and collaborate, their business processes are becoming more complex and their requirements for computing capacity are growing rapidly. Businesses are using traditional networked environments, such as local area networks, or LANs, as well as the Internet, to host a wide range of applications including databases, Intranets and email. Businesses are also using external functions, such as data centers, e-commerce storefronts and extranets, to enable growth of their operations. The infrastructure and computing model to support those businesses are often referred as “Cloud Computing”. All of these factors and business’ needs are fueling the demand for increased computing power and storage capacity.

Evolution of Open Systems and Scale-out Computing

Computing architectures are continuing to evolve to meet this rapidly growing demand for computing capacity. As businesses increasingly require solutions that provide flexibility and scalability in a cost effective manner, they are moving away from traditional proprietary computing solutions toward open system servers with x86 based architectures using either Linux or Windows operating systems. Businesses are building upon this modular and open system concept to create what are commonly referred to as scale-out computing architectures. These scale-out architectures typically consist of open standard components that are assembled into modular computing systems and organized into clustered or rackmount server configurations. These systems are designed to comply with a set of industry standard specifications that are referred to as Server System Infrastructure, or SSI. SSI is also an industry standard organization, which defines server specification standards. We actively participate in the SSI organization and have a representative on the board directors. Our development methodology for servers is not only to comply with the SSI standards but also to focus on the superset of SSI (which we call Super-SSI), in order that our products accommodate our own proprietary design as well as comply with SSI standards. Scale-out computing enables businesses to add computing capacity incrementally as their needs arise without significantly disrupting existing systems, providing greater flexibility and scalability and improving total cost of ownership over earlier generations of server systems.

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

Superior price-to-performance per watt. In addition to the need for rapidly available and highly optimized server solutions, businesses with application optimized server needs face growing scalability challenges. Many application optimized server deployments constitute increasingly larger server systems, particularly in scale-out configurations, and can involve hundreds or even thousands of servers. Deployments of this magnitude can present numerous performance, space, energy and maintenance challenges. First, the aggregation of large numbers of computing systems leads to escalating energy requirements. As a result, businesses require scale-out computing systems that not only perform well but also minimize power consumption. Second, the increasing need for computing capacity has resulted in the need for higher density solutions to optimize the use of valuable floor space and to minimize operating costs. Third, the high density of the equipment, together with increasing power consumption per CPU, are creating a significant challenge for businesses attempting to manage heat dissipation, including the cost of owning and operating computer room air conditioning, or CRAC, units to effectively to prevent system failure.

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

Flexible and Customizable Server Solutions

We provide flexible and customizable server solutions to address the specific application needs of our customers. Our design principles allow us to aggregate industry standard materials to develop proprietary components, such as serverboards, chassis and power supplies to deliver a broad range of products with superior features. Each component is built to be backward compatible. We believe this building block approach allows us to provide a broad range of SKUs. As of June 30, 2009, we offered over 4,800 SKUs, including SKUs for rackmount and blade server systems, serverboards, chassis and power supplies and other system accessories.

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

Improved Power Efficiency and Thermal Management

Our server solutions include many design innovations to optimize power consumption and manage heat dissipation. We have designed flexible power management systems which customize or eliminate components in an effort to reduce overall power consumption. We have proprietary power supplies that can be integrated across a wide range of server system form factors which can significantly enhance power efficiency. For example, our recently developed 720 watts power supply has been the first certified Gold-Level 1U single output power supply in the industry. We have also developed technologies that are specifically designed to reduce the effects of heat dissipation from our servers. Our thermal management technology allows our products to achieve a superior price-to-performance ratio while minimizing energy costs and reducing the risk of server malfunction caused by overheating.

High Density Servers

Our servers and components are designed to enable customers to maximize computing power while minimizing the physical space utilized. We offer server systems with twice the density of conventional solutions, which allows our customers to efficiently deploy our server systems in scale-out configurations. Through our proprietary technology, we can offer significantly more memory and expansion slots than traditional server systems with a comparable server form factor. In addition, we offer systems in a 1U configuration with features and capabilities generally offered by competitors only in a server with room for two racks or shelves, or a 2U server, configuration. For example, our “1U Twin™” system contains two full feature dual processor, or DP, serverboards in a 1U chassis. We also offer systems in a 2U configuration with features and capabilities generally offered by competitors only in a server with room for four racks or shelves, or a 4U server, configuration. For example, our “2U Twin2 ” system contains four full feature DP serverboards in a 2U chassis.

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

Further Develop Existing Markets and Expand Into New Markets

We intend to strengthen our relationships with existing customers and add new distributors and OEM partners. We will continue to target specific industry segments that require application optimized server solutions including data center environments, financial services, oil and gas exploration, biotechnology, entertainment and embedded applications. We plan to expand our reach geographically, particularly in the Asia Pacific region and Europe.

Strengthen Our Relationships with Suppliers and Manufacturers

Our efficient supply chain and outsourced manufacturing allow us to build systems to order that are customized, while minimizing costs. We plan to continue leveraging our relationships with suppliers and contract manufacturers in order to maintain and improve our cost structure as we benefit from economies of scale. We intend to continue to source non-core products from external suppliers. We also believe that as our solutions continue to gain greater market acceptance, we will generate growing and recurring business for our suppliers and contract manufacturers. We believe this increased volume will enable us to receive better pricing and achieve higher margins. We believe that a highly disciplined approach to cost control is critical to success in our industry. For example, we continue to maintain our warehousing capacity in Asia through our relationship with Ablecom Technology, Inc. (“Ablecom”), one of our major contract manufacturers and a related party, so that we continue to deliver products to our customers in Asia and elsewhere more quickly and in higher volumes.

Advanced Blade Server Technology

To meet the emerging demand for blade servers, we have developed and continued to improve our high-performance blade server solutions, called SuperBlades. Our SuperBlades are designed to share a common computing infrastructure, thereby saving additional space and power. Our SuperBlades are self-contained servers designed to achieve industry leading density and superior performance per square foot at a lower total cost of ownership. The SuperBlade’s enclosure provides power, cooling, networking, various interconnects and system-level management and supports both Intel Xeon and AMD Opteron processors. By creating a range of unique blade server offerings, we provide our customers with solutions that can be customized to fit their needs. In addition, the SuperBlade power supplies provide up to 93% efficiency, which is currently considered the highest AC power supply efficiency providing extreme electricity cost saving. We believe that our SuperBlade server system provides industry leading density, memory expandability, reliability, price-to-performance per square foot and energy saving. We expect to begin selling our new generation SuperBlade, to be called TwinBlade™, in the quarter ending December 31, 2009. TwinBlade will include two dual processor blades into one slot. The TwinBlade™ with the most current Infiniband quad data rate (QDR) connection will enable the new SuperBlade to achieve even higher performance, density and efficiency.

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

Server Systems

We sell server systems in rackmount, standalone tower and blade form factors. We currently offer a complete range of server options with single, dual and quad CPU capability supporting Intel Pentium and Xeon multi-core architectures in 1U, 2U, 3U, 4U, tower and blade form factors. We also offer complete server systems based on AMD dual and quad Opteron in 1U, 2U, 4U and blade form factors. As of June 30, 2009, we offered over 750 different server systems. For each system, we offer multiple chassis designs and power supply options to best suit customer requirements. We also offer multiple configurations based on our latest generation systems with most comprehensive selections of chassis and serverboards. A majority of our most common systems are also available in minimum 1U or 1/2 depth form factors which are approximately one half of the size of standard sized rackmount servers.

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

C.	Memory: Scalable 18 slot memory expansion capability. Provides up to 144GB memory capability

D.	Supermicro Intelligent Management Card: Monitors onboard instrumentation for server health and allows remote management and KVM over LAN for the entire network via a single keyboard, monitor and mouse

E.	CPU: Programmable computer processing units that perform all server instruction and logic processing. Supermicro servers support up to four Single, Dual Core, Quad Core or multi Core processors from both Intel and AMD

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

Server System Model	CPU	Memory	Drive Bays	Form Factor	SKUs

5000 Series	Core 2 Duo, Core 2 Quad, Xeon, Core i7	Unbuffered DDR2	1 to 4 drives	1U, Mid-tower	93 models

6000 Series	Dual Xeon (Dual/Quad Core)	FB-DIMM DDR2, ECC Registered DDR2	1 to 16 drives	1U, 2U, 3U	237 models

7000 Series	Dual Xeon (Dual/Quad Core)	FB-DIMM DDR2, ECC Registered DDR2	1 to 8 drives	4U, Tower	44 models

8000 Series	Quad Xeon (Quad/Six Core)	FB-DIMM DDR2, ECC Registered DDR2	1 to 6 drives	1U, 2U, 4U, Tower	13 models

1000 Series	Dual/Quad Opteron (Dual/Quad Core/Six Core), Dual Xeon (Dual/Quad Core)	ECC Registered DDR/DDR2, DDR3, FB-DIMM DDR2	1 to 8 drives	1U	101 models

2000 Series	Dual Opteron (Dual/Quad Core/Six Core)	ECC Registered DDR	1 to 6 drives	2U	15 models

4000 Series	Dual/Quad Opteron (Dual/Quad Core/Six Core)	ECC Registered DDR	1 to 8 drives	4U, Tower, Mid- tower	56 models

SuperBlade	Dual Xeon (Quad Core), Dual/Quad Opteron (Quad Core/ Six Core)	FB-DIMM DDR2, ECC Registered DDR2	1 to 6 drives	Blade	13 models

We offer a variety of server storage options depending upon the system, with disk drive alternatives including small computer system interface, serial advanced technology attachment, or SATA, SATAII, or SAS and SASII, Intelligent Drive Electronics, or IDE, and serial attached SCSI.

In addition to our server systems, we also offer Supermicro Intelligent Management, or SIM, card solutions which are sold as part of our server systems. Our SIM card implements the industry standard Intelligent Platform Management Interface, or IPMI 2.0 to provide remote access, system monitoring and administration functionality for our server platforms. Our SIM card includes key capabilities such as remote hardware status, failure notification, as well as the ability to power-cycle non-responsive servers and to manage the system through out-of-band network or KVM (keyboard, video and mouse) functionality over LAN. Our SIM solutions enable server administrators to view a server’s hardware status remotely, receive an alarm automatically when a failure occurs, and power cycle a system that is non-responsive. Our Intelligent Management module monitors onboard instrumentation such as temperature sensors, power status, voltages and fan speed, and provides remote power control capabilities to reboot and reset the server. It also includes remote access to the Basic Input/Output System, or BIOS, configuration and operating system console information. The monitoring and control functions work independently of the CPU because the SIM card is a completely separate processor. Data center administrators can gain full remote access to control the BIOS, utilities, operating systems and software applications. In summary, our SIM solutions include the following key features:

•	embedded processor to provide in or out of band KVM capabilities thereby extending the use of a single keyboard, monitor and mouse to the entire network;

•	enhanced authentication support to establish secure remote sessions and authenticate users;

•	enhanced encryption support to allow secure remote password configuration and protect sensitive system data when it is transferred over the network;

•	Power management for the remote power on/off; and

•	Virtual Media for booting from Virtual CD-ROM, floppy over LAN, etc.

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

Serverboards

We design our serverboards with the latest chipset and networking technologies. Each serverboard is designed and optimized to adhere to specific physical, electrical and design requirements in order to work with certain combinations of chassis and power supplies and achieve maximum functionality. For our rackmount server systems, we not only adhere to SSI specifications, but our Super SSI specifications provide an advanced set of features that increase the functionality and flexibility of our products. The following table displays our serverboard offerings for X8 (Intel’s new generation of QPI, Dual and Quad Core Xeon 5500/3500 series), X7 (Intel’s generation of Dual and Quad Core Xeon 5000/5100 series), X6 (Intel’s 800Mhz Front Side Bus generation of Dual and Quad Xeon solutions), X5 (Intel’s 533Mhz Front Side Bus generation of Dual Xeon solutions) and H8 (AMD’s Six Core, Dual and Quad Core Opteron 200 and 800 series). As of June 30, 2009, we offered more than 400 SKUs for serverboards.

Below is a table that summarizes the most common serverboard configurations purchased by our customers.

Serverboard Model	CPU	System Bus	Form Factor	Memory	SKUs

X8 Series	Dual Xeon (Dual/Quad Core) UP Xeon (Dual/Quad Core)	QPI up to 6.4 GT/s	Twin/UIO/Extended ATX (EATX)	DDR3	63 models

X7 Series	Dual Xeon (Dual/Quad Core) MP Xeon (Dual/Quad Core) Atom	1333/1066/667 MHz	Advanced Technology Extended (ATX)/EATX/ Flex ATX (FATX)	Fully Buffered- DIMM DDR2	135 models

X6 Series	Dual/Quad Xeon	800 MHz	ATX/EATX	ECC Registered DDR2	52 models

X5 Series	Dual Xeon	533 MHz	ATX/EATX	DDR	7 models

PD, P8, C2 Series	Pentium D (Dual/Quad Core)	1333/1066/800/533 MHz	ATX/ Micro Advanced Technology Extended (MATX)	Unbuffered DDR2	87 models

H8 Series	Dual/Quad Opteron (Dual/ Quad/ Six Core)	Hypertransport/HT3	Twin/UIO/ATX/EATX	ECC Registered DDR/ DDR2	67 models

Chassis and Power Supplies

Our chassis are designed to efficiently house our servers while maintaining interoperability, adhering to industry standards and increasing output efficiency through power supply design. We believe that our latest generation of power supplies achieves the maximum power efficiency available in the industry. In addition, we have developed a remote management system that offers the ability to stagger the start up of systems and reduce the aggregate power draw at system boot to allow customers to increase the number of systems attached to a power circuit. We design DC power solutions to be compatible with data centers that have AC, DC or AC and DC based power distribution infrastructures. We believe our unique power design technology reduces power consumption by increasing power efficiency up to 93%, which we believe is among the most efficient available in the industry. Our server chassis come with hot-plug, heavy-duty fans, fan speed control and an advanced air shroud design to maximize airflow redundancy.

The table below depicts some of our chassis product offerings including the 500-series (front I/O options and space constrained environments), 800-series (most widely used for single, dual and quad processor servers and storage systems), 700-series (Tower, 4U rackmount servers and workstations), 900-series (for high-density storage applications) and 100/200-series (for 2.5” hard disk drives server and storage) chassis products. These chassis solutions offer redundant power, cold swap power supply, redundant cooling fan options and high efficiency AC and DC power combinations. As of June 30, 2009, we offered more than 650 SKUs for chassis and power supplies.

Below is a table that summarizes the most common chassis configurations purchased by our customers.

Chassis Model	CPU Support	Expansions	Drive Bays	Power Supply	Form Factor	SKUs

SC100 Series	Xeon, Pentium D, Pentium 4, Opteron	1 to 3 FL	4 to 8 drives (2.5” HDD)	360W, 560W 650W–redundant, 700W	1U, Mini- 1U	31 models

SC200 Series	Xeon, Pentium D, Pentium 4, Opteron	7 LP or 4FH & 3 LP	8 to 24 drives (2.5” HDD)	720W–redundant 900W–redundant	2U	25 models

SC500 Series	Xeon, Pentium D, Pentium 4, Atom	1 FH	2 internal drives	200W–520W Low cost 200W	Mini-1U	52 models

SC700 Series	Xeon, Pentium D, Pentium 4, Opteron	Up to 11 FHFL	7 to 8 drives	300W to 1400W–redundant	4U, Tower, Mid-tower	87 models

SC800 Series	Xeon, Pentium D, Pentium 4, Opteron, Quad Processer	various configurations	2 to 24 drives	260W–1400W– redundant	1U, 2U, 3U, 4U	288 models

SC900 Series	Xeon, Pentium D, Pentium 4, Opteron	6 to 7 FL	16 drives	650W 900W–redundant	3U, 4U, Tower	23 models

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disc drives that generally are third party developed and manufactured products that we resell without modification. As of June 30, 2009, we offered more than 3,000 SKUs for other system accessories.

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

Our rackmount and tower server solutions are based on our Super SSI architecture, which incorporates proprietary I/O expansion, thermal and cooling design features as well as high-efficiency power supplies. For example, our 1U servers now offer up to 5 I/O expansion slots with up to 18 DIMM slots to accommodate up to 144GB of memory, which, prior to Super SSI, was only possible in a 2U chassis. We also achieved higher memory densities by designing customized serverboards to include 16 memory slots without sacrificing I/O expansion capability. The result is what we believe to be a superior serverboard design that provides our customers with increased flexibility for their new and legacy add-on card support and the ability to keep up with the growing memory requirements needed to maintain system performance requirements.

Our latest chassis designs include advanced cooling mechanisms such as proprietary air shrouds to help deliver cool air directly to the hottest components of the system resulting in improved cooling efficiency and consequently increased system reliability. Our newest generation of power supplies incorporates advanced design features that provide what we believe to be the highest level of efficiency in the industry and therefore reduce overall power consumption. Our advanced power supply solutions include volume shipments of the industry’s first and only currently available 1U chassis and servers with up to 93% power efficiency.

Our 1U Twin™ and 2U Twin2 product lines optimized for density, performance and efficiency, and have been rapidly adopted by customers and other manufacturers.

Research and Development

We have over 16 years of research and development experience in server component design and in recent years, have devoted additional resources to the design of server systems. Our engineering staff is responsible for the design, development, quality, documentation and release of our products. We continuously seek ways to optimize and improve the performance of our existing product portfolio and introduce new products to address market opportunities. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We are determined to continue to reduce our design and manufacturing costs and improve the performance, cost effectiveness and thermal and space efficiency of our solutions.

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

We believe that the combination of our focus on internal research and development activities, our close working relationships with chipset vendors and our modular design approach allow us to minimize time-to-market. Since January 2005, we believe we were the first to introduce the following new technologies to the market:

•	a multi-core Xeon architecture with 144 GB main memory capability;

•	server solutions with a 1U configuration with high density I/O capability typically found in a 2U configuration, as well as a 5 I/O with PCI-E Gen2 expansion card in a 1U configuration;

•	configuration server solutions with a serial attached SCSI storage option capability with SCSI enclosure services, or SES2, for alerting users to drive temperature and fan failures;

•	1U Twin™ design, including two DP boards configured in a 1U chassis which increases the density and reduces the power consumption;

•	The industry’s first 1U multiple-output silver-level certified power supply supporting our 2.5” HDD server / storage solutions; and

•	2U Twin[2] design, including four DP boards configured in a 2U chassis with hot-plug servers and redundant power which increases the density and reduces the power consumption.

As of June 30, 2009, we had 325 employees and 4 engineering consultants dedicated to research and development. Our total research and development expenses were $34.5 million, $30.5 million and $21.2 million for fiscal years 2009, 2008 and 2007, respectively.

Sales, Marketing and Customer Service

To execute our strategy, we have developed a sales and marketing program which is primarily focused on indirect sales channels. As of June 30, 2009, our sales and marketing organization consisted of 98 employees and 18 independent sales representatives in 17 locations worldwide.

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

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors and OEMs. Our international sales efforts are supported both by our international offices in the Netherlands and Taiwan as well as by our U.S. sales organization. Sales to customers located outside of the U.S. represented 35.6%, 39.6% and 40.8% of net sales in fiscal years 2009, 2008 and 2007, respectively.

Marketing

Our marketing programs are designed to inform existing and potential customers, the trade press, distributors and OEMs about the capabilities and benefits of using our products and solutions. Our marketing efforts support the sale and distribution of our products through our distribution channels. We rely on a variety of marketing vehicles, including advertising, public relations, participation in industry trade shows and conferences to help gain market acceptance. We also provide funds for cooperative marketing to our distributors. These funds reimburse our distributors for promotional spending they may do on behalf of promoting Supermicro products. Promotional spending by distributors is subject to our pre-approval and includes items such as film or video for television, magazine or newspaper advertisements, trade show promotions and sales force promotions. The amount available to each distributor is based on its amount of purchases. We also work closely with leading microprocessor vendors in cooperative marketing programs and benefit from market development funds that they make available. These programs are similar to the programs we make available to our distributors in that we are reimbursed for expenses incurred related to promoting the vendor’s product.

Customer Service

We provide customer support for our blade and rackmount server systems through our website and 24-hour continuous direct phone based support. For strategic direct and OEM customers, we also have higher levels of customer service available, including, in some cases, on site service and support.

Customers

For fiscal year 2009, our products were purchased by over 500 customers, most of which are distributors in approximately 76 countries. None of our customers accounted for 10% or more of our net sales in fiscal years 2009, 2008 and 2007. End users of our products span a broad range of industries.

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

CERN (Switzerland): As one of the world’s largest research labs, CERN chose our SuperBlade servers for part of a significant upgrade of its computing capacity for the new LHC (Large Hadron Collider) project in Geneva. High computational performance, excellent scalability, superior energy efficiency and a competitive price/performance ratio were key factors in the prestigious selection process. With the blade server platforms, CERN has realized a significant increase in computational power while minimizing its operational costs.

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

Intellectual Property

We seek to protect our intellectual property rights with a combination of trademark, copyright, trade secret laws and disclosure restrictions. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our design and product development activities. We have issued patents and pending patent applications in the U.S. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to our designs, documentation and other proprietary information. Our registered trademarks include SUPERMICRO, our company logo SERVER BUILDING BLOCK SOLUTION, BUILDING BLOCK SOLUTIONS, SUPERO, SUPERBOARD, SUPERDOCTOR, A+ MOTHERBOARD, and SUPERBLADE. Our pending trademark applications include X-BLADE SERVER, PERSONALBLADE, OFFICEBLADE, WE KEEP IT GREEN, DATACENTERBLADE, X-BLADE SERVER, SUPERSERVER, TWIN², and 2U TWIN². If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third party technologies that are incorporated into some elements of our services. Third parties may infringe or misappropriate our proprietary rights.

Manufacturing and Quality Control

We use several third party suppliers and contract manufacturers for materials and sub-assemblies, such as serverboards, chassis, disk drives, power supplies, fans and computer processors. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. Our manufacturing strategy allows us to quickly adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of our other components. Ablecom coordinates the manufacturing of chassis for us. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe.

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

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. We compete primarily with large vendors of x86 general purpose servers and components. In addition, we also compete with a number of smaller vendors who specialize in the sale of server components and systems. We believe our principal competitors include:

•	Global technology vendors such as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation and Intel;

•	Specialized server vendors, such as Silicon Graphics International (formerly, Rackable Systems, Inc.); and

•	Original Design Manufacturers, or ODMs, such as Quanta Computer, Inc.

The principal competitive factors in our market include the following:

•	first to market with new emerging technologies;

•	flexible and customizable products to fit customers’ objectives;

•	high product performance and reliability;

•	early identification of emerging opportunities;

•	cost-effectiveness;

•	interoperability of products;

•	scalability; and

•	localized and responsive customer support on a worldwide basis.

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

Employees

As of June 30, 2009, we employed 843 full time employees and 22 consultants, consisting of 325 employees in research and development, 98 employees in sales and marketing, 85 employees in general and administrative and 335 employees in manufacturing. Of these employees, 686 employees are based in our San Jose facility. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act are available free of charge, on or through our website at www.supermicro.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the Securities and Exchange Commission.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

Our operating results may be adversely affected by a continuation of the downturn in the global economic environment

Our results of operations for the fiscal year 2009 were adversely impacted by reduced information technology spending in light of the economic downturn. Although we cannot predict the level of such reductions or the impact on our business in future periods, such continued reduced economic activity could lead to:

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

Although we have reduced our spending in light of the recent economic downturn, over time we expect to continue to pursue new customers and expand our product offerings to grow our business rapidly. In connection with this growth, we expect that our annual operating expenses will increase significantly as the economy improves as we invest in sales and marketing, research and development, manufacturing and production infrastructure, and strengthen customer service and support resources for our customers. Our failure to expand operational and financial systems timely or efficiently could result in additional operating inefficiencies, which could increase our costs and expenses more than we had planned and prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

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

Our principal competitors include global technology companies such as Dell, Inc., Hewlett-Packard Company, International Business Machines Corporation and Intel. In addition, we also compete with a number of smaller vendors who also sell application optimized servers, such as Silicon Graphics International (formerly, Rackable Systems, Inc.), and original design manufacturers, or ODMs, such as Quanta Computer Incorporated. ODMs sell server solutions marketed or sold under a third party brand.

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

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may seek to copy our innovations and use cost advantages from greater size to compete aggressively with us on price. Certain customers are also current or prospective competitors and as a result, assistance that we provide to them as customers may ultimately result in increased competitive pressure against us. Furthermore, because of these advantages, even if our application optimized server solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

As we increasingly target larger customers, our customer base may become less diversified, our cost of sales may increase, and our sales may be less predictable.

We expect that as our business continues to grow, we will be increasingly dependent upon larger sales to new customer to maintain our rate of growth and that selling our server solutions to larger customers will create new challenges. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

As our business grows and if the economy does not improve, we expect that we may be exposed to greater customer credit risks.

Historically, we have offered limited credit terms to our customers. As our customer base expands, as our orders increase in size, and as we obtain more direct customers, we expect to offer increased credit terms and flexible payment programs to our customers. Doing so may subject us to increased credit risk, higher accounts receivable with longer days outstanding, and increases in charges or reserves, which could have a material adverse effect on our business, results of operations and financial condition. Likewise, the continuing economic downturn exposes us to greater credit risk.

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

Historically, a substantial majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for approximately 64.9%, 59.9% and 66.8% of our net sales in fiscal years 2009, 2008 and 2007, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions. The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems and components that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during fiscal years 2009, 2008 and 2007, we recorded inventory write-downs charged to cost of sales of $1.5 million, $6.9 million and $5.6 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

New flaws or limitations in our server solutions may be detected in the future. Part of our strategy is to bring new products to market quickly, and first-generation products may have a higher likelihood of containing undetected flaws. If our customers discover defects or other performance problems with our products, our customers’ businesses, and our reputation, may be damaged. Customers may elect to delay or withhold payment for defective or underperforming server solutions, request remedial action, terminate contracts for untimely delivery, or elect not to order additional server solutions, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or subject us to the expense and risk of litigation. We may incur expense in recalling, refurbishing or repairing defective server solutions. If we do not properly address customer concerns about our products, our reputation and relationships with our customers may be harmed. For all of these reasons, customer dissatisfaction with the quality of our products could substantially impair our ability to grow our business.

Conflicts of interest may arise between us and Ablecom Technology Inc., one of our major contract manufacturers, and those conflicts may adversely affect our operations.

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented approximately 22.1%, 24.3% and 27.7% of our cost of sales for fiscal years 2009, 2008 and 2007, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.5% of our outstanding common stock as of June 30, 2009. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

Our relationship with Ablecom may allow us to benefit from favorable pricing which may result in reported results more favorable than we might report in the absence of our relationship.

Although we generally re-negotiate the price of products that we purchase from Ablecom on a quarterly basis, pursuant to our agreements with Ablecom either party may re-negotiate the price of products for each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price lower than we could obtain from an unrelated third party supplier. This may result in future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

Our reliance on Ablecom could be subject to risks associated with our reliance on a limited source of contract manufacturing services and inventory warehousing.

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

We have in the past entered into plea and settlement agreements with the government relating to violations of export control and related laws; if we fail to comply with laws and regulations restricting dealings with sanctioned countries, we may be subject to future civil or criminal penalties, which may have a material adverse effect on our business or ability to do business outside the U.S.

In 2006, we entered into certain plea and settlement agreement with government agencies relating to export control and related law violations for activities that occurred in the 2001 to 2003 timeframe. We believe we are currently in compliance in all material respects with applicable export related laws and regulations. However, if our export compliance program is not effective, or if we are subject to any future claims regarding violation of export control and economic sanctions laws, we could be subject to civil or criminal penalties, which could lead to a material fine or other sanctions, including loss of export privileges, that may have a material adverse effect on our business, financial condition, results of operation and future prospects. In addition, these plea and settlement agreements and any future violations could have an adverse impact on our ability to sell our products to U.S. federal, state and local government and related entities.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property and in the future we may receive claims that our products infringe or violate third parties’ intellectual property rights. For example, we were subject to a lawsuit filed in 2005 by Rackable Systems, Inc. In May 2007, we settled the claims on terms which had no adverse effect on our business, financial condition and result of operations. In addition, increasingly non-operating companies are purchasing patents and bringing claims against technology companies. We are currently subject to two such claims. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

If we lose Charles Liang, our President, Chief Executive Officer and Chairman, or any other key employee or are unable to attract additional key employees, we may not be able to implement our business strategy in a timely manner.

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Charles Liang, our President, Chief Executive Officer and Chairman of the Board, is critical to the overall management of our company as well as to the development of our culture and our strategic direction. Mr. Liang co-founded our company and has been our Chief Executive Officer since our inception. His experience in running our business and his personal involvement in key relationships with suppliers, customers and strategic partners are extremely valuable to our company. We currently do not have a succession plan for the replacement of Mr. Liang if it were to become necessary. Additionally, we are particularly dependent on the continued service of our existing research and development personnel because of the complexity of our products and technologies. Our employment arrangements with our executives and employees do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. The loss of services of any of these executives or of one or more other key members of our team could seriously harm our business.

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

As of June 30, 2009, we held approximately $14.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at June 30, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2009, $14.3 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.3 million of auction rate student loans was classified as a short-term available-for-sale investment because the stated maturity for this security occurs in June 2010.

Based on our assessment of fair value for the year ended June 30, 2009, we have recorded an accumulated unrealized loss of $801,000, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. In July and August 2009, approximately $3.2 million of these auction rate securities were redeemed at par.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of June 30, 2009, we had approximately 34.8 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including approximately 10.9 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 0.9 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of August 18, 2009, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 38.3 percent of our common stock outstanding, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 352,000 square feet of office and manufacturing space subject to existing mortgages with approximately $10.0 million remaining outstanding as of June 30, 2009. In July and August 2009, we paid off the remaining outstanding mortgages totaling $10.2 million including a pre-payment penalty of $0.2 million. Additionally, in fiscal year 2008, we began leasing approximately 246,000 square feet of warehouse in Fremont, California under a lease that expires in 2015. Our European headquarters for sales and customer support is located in Denbosch, Netherlands where we lease approximately 58,000 square feet of office space under four leases, two of which expire in 2011 and two expire in 2016. In Asia, our research and development operations are located in an approximately 28,000 square feet facility in Taipei County, Taiwan under a lease that expires in 2010.

Item 3.	Legal Proceedings

We are subject to a suit brought by Digitechnic, S.A. which was filed in the Bobigny Commercial Court in Paris, in 1999. The claims involve allegations of damages stemming from allegedly defective products. In September 2003, the Bobigny Commercial Court awarded damages of approximately $1.2 million against us. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded costs to us. Digitechnic appealed the decision to the French Supreme Court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, we posted a bond in the amount of $3.1 million required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1.5 million. A new hearing was conducted on June 15, 2009. We expect that the decision of the Court of Appeals will be rendered in the quarter ending December 31, 2009. Although we cannot predict with certainty the final outcome of this litigation, we believe the claim to be without merit and intend to continue to defend it vigorously.

In addition to the above, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these and the above matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended June 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Market under the symbol “SMCI” since our initial public offering on March 28, 2007. The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported by The Nasdaq Global Market.

	High	Low
Fiscal Year 2008:
First Quarter	$10.43	$8.33
Second Quarter	$10.10	$7.67
Third Quarter	$9.58	$8.09
Fourth Quarter	$9.52	$6.78

	High	Low
Fiscal Year 2009:
First Quarter	$10.75	$7.52
Second Quarter	$9.08	$3.85
Third Quarter	$7.06	$4.39
Fourth Quarter	$8.32	$5.04

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

There were approximately 58 registered stockholders of record of our common stock on August 18, 2009. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Stock Performance Graph

The following graph compares our cumulative total stockholder return on our common stock between March 29, 2007 (the date of our initial public offering) and June 30, 2009 with the cumulative return of the Nasdaq Computer Index and the Nasdaq Composite Index, which both include our common stock, for the comparable period.

The graph reflects an investment of $100 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, on March 29, 2007, and a reinvestment of dividends, if any. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of March 29, 2007 to June 30, 2009 Cumulative Total Return Among Super Micro Computer, Nasdaq Computer Index and Nasdaq Composite

	3/29/2007	6/29/2007	9/28/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009
Super Micro Computer, Inc.	100.00	113.11	110.28	86.67	94.35	83.39	101.81	71.53	55.59	86.55
Nasdaq Composite Index	100.00	107.02	111.06	109.04	93.69	94.26	86.00	64.83	62.84	75.44
Nasdaq Computer Index	100.00	110.22	116.09	122.68	97.96	102.75	86.79	65.40	68.55	85.05

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:(1)
Net sales	$505,609	$540,503	$420,393	$302,541	$211,763
Cost of sales	416,899	436,950	345,384	242,235	178,293

Gross profit	88,710	103,553	75,009	60,306	33,470

Operating expenses:
Research and development	34,514	30,537	21,171	15,814	10,609
Sales and marketing	17,119	18,191	12,586	9,363	7,197
General and administrative	13,824	14,554	11,467	6,931	5,380
Provision for (reversal of) litigation loss	—	—	(120)	575	(1,178)

Total operating expenses	65,457	63,282	45,104	32,683	22,008

Income from operations	23,253	40,271	29,905	27,623	11,462
Interest and other income	476	1,558	765	256	134
Interest expense	(930)	(1,025)	(1,332)	(1,257)	(867)

Income before income tax provision	22,799	40,804	29,338	26,622	10,729
Income tax provision	6,692	15,385	9,999	9,675	3,639

Net income	$16,107	$25,419	$19,339	$16,947	$7,090

Net income per share
Basic	$0.47	$0.81	$0.80	$0.77	$0.32
Diluted	$0.41	$0.65	$0.57	$0.53	$0.24
Shares used in per share calculation
Basic	34,218	31,355	24,153	22,010	21,914
Diluted	39,156	38,843	33,946	31,846	29,442

(1) Includes charges for stock-based compensation:
Cost of sales	$578	$523	$300	$102	$40
Research and development	2,608	1,817	1,058	441	180
Sales and marketing	826	641	362	236	63
General and administrative	1,649	1,187	710	317	142

	As of June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,295	$51,481	$50,864	$16,509	$11,170
Working capital	130,987	102,392	95,086	37,026	22,922
Total assets	283,135	264,385	205,583	131,001	89,662
Long-term obligations, net of current portion(2)	15,482	15,023	11,291	18,685	12,572
Total stockholders’ equity	178,622	151,871	115,872	47,767	29,127

(2)	$9.7 million, $10.0 million, $11.3 million, $18.6 million and $12.5 million of our long-term obligations, net of current portion were building loans at June 30, 2009, 2008, 2007, 2006 and 2005, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete rackmount and blade server systems, as well as components which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from components. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. For fiscal years 2009, 2008 and 2007, net sales of optimized servers were $196.7 million, $209.1 million and $152.5 million, respectively. In fiscal year 2009, we experienced a decline in net sales compared with fiscal year 2008 which we believe was primarily attributable to reductions in information technology spending in response to the global economic downturn.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2009, 2008 and 2007, our net sales were $505.6 million, $540.5 million and $420.4 million, respectively, and our net income was $16.1 million, $25.4 million and $19.3 million, respectively. Our decline in profitability in fiscal year 2009 was primarily attributable to the reduction in our net sales and to a lesser extent attributable to a reduction in our gross profit as a percentage of net sales as a result of increasing pricing pressure, offset in part by cost saving programs.

We sell our server systems and components primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For fiscal years 2009, 2008 and 2007, we derived approximately 64.9%, 59.9% and 66.8%, respectively, of our net sales from products sold to distributors, and we derived approximately 35.1%, 40.1% and 33.2%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in fiscal years 2009, 2008 or 2007. For fiscal years 2009, 2008 and 2007, we derived approximately 64.4%, 60.4% and 59.2%, respectively, of our net sales from customers in the United States. For fiscal years 2009, 2008 and 2007, we derived approximately 35.6%, 39.6% and 40.8%, respectively, of our net sales from customers outside the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2009, 2008 and 2007, research and development expenses represented approximately 6.8%, 5.6% and 5.0% of our net sales, respectively.

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

One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For fiscal years 2009, 2008 and 2007, our purchases from Ablecom represented approximately 22.1%, 24.3% and 27.7% of our cost of sales, respectively. The decrease in percentage of cost of sales was primarily related to higher product mix of server systems and system accessories which were purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel and AMD carefully. This also impacts our research and development expenditures. For example, Intel recently introduced its Nehalem line of microprocessors. Our results for the quarter ended March 31, 2009 were in part adversely impacted by customer order delays in anticipation of the introduction and research and development expenditures necessary for us to prepare for the introduction. Subsequently, we benefited from the introduction with an increase in sales of these products for the quarter ended June 30, 2009. We also solicit input from our customers to understand their future needs as we design and develop our products.

Other Financial Highlights

The following is a summary of other financial highlights of fiscal year 2009:

•

We generated cash flows from operations of $21.8 million, $18.5 million and $15.0 million in fiscal year 2009, 2008 and 2007, respectively. Our cash and cash equivalents, together with our investments, were $85.0 million at the end of fiscal year 2009, compared with $67.6 million at the end of fiscal year 2008.

•	We repurchased 445,028 shares of our common stock for $2.0 million in fiscal year 2009.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of fiscal year 2009 was 34 days, compared with 28 days at the end of fiscal year 2008.

•

Our inventory balance was $90.0 million at the end of fiscal year 2009, compared with $85.7 million at the end of fiscal year 2008. Days sales of inventory (“DSI”) at the end of fiscal year 2009 was 76 days, compared with 63 days at the end of fiscal year 2008. Our purchase commitments with contract manufacturers and suppliers were $52.1 million at the end of fiscal year 2009 and $49.4 million at the end of fiscal year 2008.

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

Reversal of litigation loss. Loss from litigation relates to an action filed in France by Digitechnic, S.A., a former customer, alleging that certain products purchased from us were defective. In September 2003, the court found in favor of Digitechnic and awarded damages totaling $1.2 million. In February 2005, the court of appeals dismissed the claims. Digitechnic appealed the decision to the French supreme court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. A new hearing was conducted on June 15, 2009. We expect that the decision of the Court of Appeals will be rendered in the quarter ending December 31, 2009. Although we cannot predict with certainty the final outcome of this litigation, we believe the claims to be without merit and intend to continue to defend against them vigorously. We believe that the ultimate resolution of this matter will not result in a material adverse impact on our results of operations, cash flows or financial position.

We accrued $0.6 million in fiscal year 2006 for the payment of estimated fines related to export control matters arising in prior years. In fiscal year 2007, we entered into settlement agreements regarding certain claims relating to the violation of export control laws.

Interest and other income, net. Interest and other income, net represents the net of our interest income on investments or interest expense on the building loans for our owned facilities offset by interest earned on our cash balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to releasing of unrecognized tax liability on research and development credits resulting from lapsing statues of limitations, tax benefit of tax exempt interest income, research and development tax credits and the domestic production activities deduction. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 12 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to allowances for doubtful accounts and sales returns, cooperative marketing accruals, investment valuations, inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following are our most critical accounting policies as they require our more significant judgments in the preparation of our financial statements.

Revenue recognition. We account for revenue under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Under the provisions of SAB No. 104, we recognize revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. Our standard arrangement with our customers includes a signed purchase order or contract, free-on-board shipping point terms, except for a few customers who have free-on-board destination terms, and revenue is recognized when the products arrive at the destination, 30 to 60 days payment terms, and no customer acceptance provisions. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, we have a sale arrangement with an OEM that has limited product return rights. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products ). Credits that we issued pursuant to these provisions were $371,000, $283,000 and $182,000 for fiscal years 2009, 2008 and 2007, respectively. We do not commit to future price reductions with any of our customers.

We have an immaterial amount of service revenue relating to non-warranty repairs, which is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Cooperative marketing accruals. We follow EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria. We accrue the cooperative marketing costs based on these arrangements and our estimate for resellers’ claims for marketing activities. In accordance with EITF Issue No. 01-9, we record marketing costs meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations. For those marketing costs that do not meet the criteria set forth in EITF Issue No. 01-9, the amounts are recorded as a reduction to sales in the accompanying consolidated statements of operations.

Impairment of short-term and long-term investments. Impairment of short-term and long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. We have used a discounted cash flow model to estimate the fair value of these investments as of June 30, 2009 and 2008. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 2% to 4% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. As of June 30, 2009 and 2008 we have recorded an accumulative unrealized loss of $801,000 and $451,000, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $3.6 million as of June 30, 2009, compared with $2.9 million as of June 30, 2008. The provision for warranty reserve was $6.7 million, $6.6 million and $4.2 million in fiscal years 2009, 2008 and 2007, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $0.3 million, ($0.1) million and $0 in fiscal years 2009, 2008 and 2007, respectively. As we experienced an increase in cost of warranty claims in fiscal year 2009 compared with our historical experience, the provision for warranty reserve increased $0.1 million compared to fiscal year 2008. As we experienced an increase in cost of warranty claims and higher unit volume in fiscal year 2008 compared with our historical experience, the provision for warranty reserve increased $2.4 million compared to fiscal year 2007. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. In fiscal years 2009, 2008 and 2007, the historical analysis of sales of previously written down inventory was such that we decreased our estimate for reserving excess and obsolete inventory. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $1.5 million, $6.9 million and $5.6 million in fiscal years 2009, 2008 and 2007, respectively.

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

Effective July 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. See Note 12 of Notes to our Consolidated Financial Statements for the impact of FIN 48 on our consolidated financial statements.

Stock-based compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the prospective transition method, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Prior to July 1, 2006, we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, or Opinion 25. Accordingly, we have recorded compensation expense for stock options granted prior to the adoption of SFAS No. 123(R) with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the years ended June 30, 2009, 2008 and 2007, was $0.6 million, $0.8 million and $0.9 million, respectively. SFAS No. 123(R) supersedes our previous accounting under APB No. 25 for periods beginning in fiscal year 2007. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense under SFAS No. 123(R) for options granted to employees after July 1, 2006, was $5.1 million, $3.4 million and $1.5 million for the years ended June 30, 2009, 2008 and 2007, respectively.

As of June 30, 2009, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $12.9 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.87 years. See Note 11 of Notes to our Consolidated Financial Statements for additional information.

We estimated the fair value of stock options granted using a Black-Scholes option-pricing model and a single option award approach. This model requires us to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of our common stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and exercise behavior. The expected volatility is based on a combination of the implied and historical volatility of our relevant peer group. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Variable interest entities. We have analyzed our relationship with Ablecom and its subsidiaries and we have concluded that Ablecom is a variable interest entity as defined by FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN No. 46(R)”); however, we are not the primary beneficiary of Ablecom and therefore, we do not consolidate Ablecom. In performing our analysis, we considered our explicit arrangements with Ablecom including the supplier and distributor arrangements. Also, as a result of the substantial related party relationship between the two companies, we considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests in Ablecom from suffering losses. We determined that no implicit arrangements exist with Ablecom or its shareholders. Such an arrangement would be inconsistent with the fiduciary duty that we have towards our stockholders who do not own shares in Ablecom.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.5	80.8	82.2

Gross profit	17.5	19.2	17.8

Operating expenses:
Research and development	6.8	5.6	5.0
Sales and marketing	3.4	3.4	3.0
General and administrative	2.7	2.7	2.7
Reversal of litigation loss	0.0	0.0	(0.0)

Total operating expenses	12.9	11.7	10.7

Income from operations	4.6	7.5	7.1
Interest income	0.1	0.2	0.2
Interest expense	(0.2)	(0.2)	(0.3)

Income before income tax provision	4.5	7.5	7.0
Income tax provision	1.3	2.8	2.4

Net income	3.2%	4.7%	4.6%

Comparison of Fiscal Years Ended June 30, 2009 and 2008

Net sales. Net sales decreased by $34.9 million, or 6.5%, to $505.6 million from $540.5 million, for fiscal years 2009 and 2008, respectively. This was due primarily to a decrease in unit volumes. For fiscal year 2009, the approximate number of units sold decreased 15.4% to 2.2 million compared to 2.6 million for fiscal year 2008. The decrease in unit volumes was primarily due to a decrease in unit volumes of chassis, serverboards and server systems offset in part by an increase in unit volumes of system accessories. For fiscal year 2009, the approximate number of server system units sold decreased 7.1% to 157,000 compared to 169,000 for fiscal year 2008. The average selling price of server system units was approximately $1,250 for fiscal year 2009 compared to $1,200 for fiscal year 2008. Growth in the average selling prices of our server systems was principally driven by an increase in average selling prices of OEM and bundled server solutions offset in part by declines in average selling prices of 5000 Series configurations of servers, SuperBlades, 7000 Series configurations of servers and AMD servers. Sales of server systems decreased by $12.5 million or 6.0% from fiscal year 2008 to fiscal year 2009, primarily due to lower sales of 6000 and 5000 Series configuration of servers offset in part by higher sales of our OEM and bundled server solutions utilizing our high efficiency power supplies and higher sales of SuperBlades. Sales of server systems represented 38.9% of our net sales for fiscal year 2009 as compared to 38.7% of our net sales for fiscal year 2008. We believe that the decline in our net sales in fiscal year 2009 was primarily attributable to reductions in information technology spending in response to the global economic downturn and to a lesser extent was impacted by delayed customer orders in anticipation of the release by Intel of its Nehalem line of microprocessors which were launched at the end of March 31, 2009. For fiscal years 2009 and 2008, we derived approximately 64.9% and 59.9%, respectively, of our net sales from products sold to distributors and we derived approximately 35.1% and 40.1%, respectively, from sales to OEMs and to end customers. For fiscal year 2009, customers in the United States, Asia, Germany and the rest of Europe accounted for approximately 64.4%, 11.2%, 5.1% and 16.4%, of our net sales, respectively, as compared to 60.4%, 15.2%, 5.5% and 17.0%, respectively, for fiscal year 2008.

Cost of sales. Cost of sales decreased by $20.1 million, or 4.6%, to $416.9 million from $437.0 million, for fiscal years 2009 and 2008, respectively. Cost of sales as a percentage of net sales was 82.5% and 80.8% for fiscal years 2009 and 2008, respectively. The decrease in absolute dollars of cost of sales was primarily attributable to the decrease in net sales and a decrease of $5.4 million in inventory provision, a decrease of $3.4 million in freight-in charges offset in part by an increase of $0.1 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to a decrease in standard gross margin as a result of lower margins across our product lines due to competitive pricing pressures and our strategy to grow market share during the economic downturn combined with lower prices for our maturing product line in advance of the Intel Nehalem launch. In fiscal year 2009, we recorded a $6.7 million expense, or 1.3% of net sales, related to the provision for warranty reserve as compared to $6.6 million, or 1.2% of net sales, in fiscal year 2008. The increase in the provision for warranty reserve was primarily due to higher repair costs in fiscal year 2009. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected. In fiscal year 2009, we recorded a $1.5 million expense, or 0.3% of net sales, related to the inventory provision as compared to $6.9 million, or 1.3% of net sales, in fiscal year 2008. The decrease in the inventory provision was primarily due to the improvement of our inventory management to reduce excess and slow moving inventory through product conversion and increasing sales efforts. In fiscal year 2009, the historical analysis of sales of previously written down inventory was such that we decreased our estimate for reserving excess and obsolete inventory. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $4.0 million, or 13.0%, to $34.5 million from $30.5 million for fiscal years 2009 and 2008, respectively. Research and development expenses were 6.8% of net sales for fiscal year 2009 and 5.6% of net sales for fiscal year 2008. The increase in absolute dollars and percentage of sales was primarily due to an increase of $4.8 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense offset in part by an increase of $0.9 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $2.6 million and $1.8 million for fiscal year 2009 and 2008, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

Sales and marketing expenses. Sales and marketing expenses decreased by $1.1 million, or 5.9%, to $17.1 million from $18.2 million, for fiscal years 2009 and 2008, respectively. Sales and marketing expenses were 3.4% of net sales for both fiscal years 2009 and 2008. The decrease in absolute dollars was primarily due to a decrease of $1.1 million in cooperative marketing funding to customers and a decrease of $0.3 million in compensation and benefits offset in part by a decrease of $0.3 million in cooperative marketing funding from vendors.

Sales and marketing expenses include stock-based compensation expense of $0.8 million and $0.6 million for fiscal years 2009 and 2008, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.7 million, or 5.0%, to $13.8 million from $14.6 million, for fiscal years 2009 and 2008, respectively. General and administrative expenses were 2.7% of net sales for both fiscal years 2009 and 2008. The decrease in absolute dollars was primarily due to a decrease of $1.2 million in consulting fees related to Sarbanes-Oxley 404 (SOX) compliance and a decrease of $0.6 million in accrued claims related to a settlement offer of licensing fees offset in part by an increase of $0.9 million in compensation and benefits, including higher stock-based compensation expense and an increase of $0.2 million in legal expenses.

General and administrative expenses include stock-based compensation expense of $1.6 million and $1.2 million for fiscal years 2009 and 2008, respectively.

Interest and other expense, net. Interest and other expense, net changed by $1.0 million, to $0.5 million of expense from $0.5 million of income, for fiscal year 2009 compared to fiscal year 2008, respectively, of which $0.9 million and $1.0 million was interest expense for fiscal years 2009 and 2008, respectively. The net change was due to lower interest income of $1.1 million resulting from lower interest rates. We expect the interest expenses will decrease in the future as we paid off our outstanding building loans in July and August 2009.

Provision for income taxes. Provision for income taxes decreased by $8.7 million, or 56.5%, to $6.7 million from $15.4 million, for fiscal years 2009 and 2008, respectively. The effective tax rate was 29.4% and 37.7% for fiscal years 2009 and 2008, respectively. The decrease in the effective tax rate was primarily the result of the reinstatement of the federal research and development tax credit and the release of an unrecognized tax liability on research and development credits of $0.7 million resulting from lapsing statues of limitations in fiscal year 2009.

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

Cost of sales. Cost of sales increased by $91.6 million, or 26.5%, to $437.0 million from $345.4 million, for fiscal years 2008 and 2007, respectively. Cost of sales as a percentage of net sales was 80.8% and 82.2% for fiscal years 2008 and 2007, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, higher provision for warranty reserve of $2.4 million and higher inventory write down of $1.2 million. The lower cost of sales as a percentage of net sales was primarily due to higher revenue mix of server systems and newer products. In fiscal year 2008, we recorded a $6.6 million expense, or 1.2% of net sales, related to the provision for warranty reserve as compared to $4.2 million, or 1.0% of net sales, in fiscal year 2007. The increase in the provision for warranty reserve was primarily due to higher repair costs in fiscal year 2008. In fiscal year 2008, we recorded a $6.9 million expense, or 1.3% of net sales, related to the write down of excess and obsolete inventory net of benefit from sales of previously written off inventory as compared to $5.6 million, or 1.3% of net sales, in fiscal year 2007. The increase in the inventory write down was primarily for our older products including AMD DDR1 products.

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

General and administrative expenses. General and administrative expenses increased by $3.1 million, or 26.9%, to $14.6 million from $11.5 million, for fiscal years 2008 and 2007, respectively. General and administrative expenses were 2.7% of net sales for both fiscal years 2008 and 2007. The increase in absolute dollars was primarily due to an increase of $1.9 million in compensation and benefits, including higher stock-based compensation expense, an increase of $1.0 million in consulting fees related to compliance with the Sarbanes-Oxley Act of 2002 and $0.9 million in professional fees to support being a public company, $0.7 million for accrued claims related to a settlement offer of licensing fees offset in part by a decrease of $1.9 million in legal expenses primarily associated with our defense of certain litigation matters incurred in fiscal year 2007.

General and administrative expenses include stock-based compensation expense of $1.2 million and $0.7 million for fiscal year 2008 and 2007, respectively. The increase in absolute dollars was primarily due to the growth in general and administrative personnel.

Reversal of litigation loss. Loss from litigation decreased by $0.1 million to zero for fiscal years 2008 compare to same period in 2007. The decrease was primarily due to the final settlement of an export control matter at less than the estimated loss amount. See Note 13 of Notes to our Consolidated Financial Statements.

Interest and other expense, net. Interest and other expense, net changed by $1.1 million to $0.5 million of income from $0.6 million of expense, for fiscal years 2008 and 2007, respectively, of which $1.0 million and $1.3 million was interest expenses for fiscal year 2008 and 2007, respectively. The decrease was due to higher interest income of $0.8 million from higher cash, cash equivalent and investment balances primarily as a result of our initial public offering in April 2007.

Provision for income taxes. Provision for income taxes increased by $5.4 million, or 53.9%, to $15.4 million from $10.0 million, for fiscal years 2008 and 2007, respectively. The effective tax rate was 37.7% and 34.1% for fiscal years 2008 and 2007, respectively. The increase in the effective tax rate was the result of decreased benefit of federal research and development tax credits and foreign income deductions relative to our higher taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short-term investments were $70.6 million and $51.5 million as of June 30, 2009 and 2008, respectively.

Operating Activities. Net cash provided by operating activities was $21.8 million, $18.5 million and $15.0 million for fiscal years 2009, 2008 and 2007, respectively. Net cash provided by our operating activities for fiscal year 2009 was primarily due to our net income of $16.1 million, stock-based compensation expense of $5.7 million, an increase in net income taxes payable of $4.8 million and allowance for sales returns of $4.2 million which was substantially offset by a decrease in accounts payable of $6.9 million and an increase in inventory of $5.8 million. Net cash provided by our operating activities for fiscal year 2008 was primarily due to our net income of $25.4 million, an increase in accounts payable of $18.6 million, provision for inventory of $6.9 million, allowance for sales returns of $5.6 million and stock-based compensation expense of $4.2 million which was substantially offset by an increase in inventory of $25.8 million and an increase in accounts receivable of $22.0 million. Net cash provided by our operating activities for fiscal year 2007 was primarily due to our net income of $19.3 million, an increase in accounts payable of $9.5 million, provision for inventory of $5.6 million, an increase in accrued liabilities of $5.2 million and allowance for sales returns of $4.4 million which was substantially offset by an increase in accounts receivable of $15.8 million and an increase in inventory of $14.8 million.

The decrease for fiscal year 2009 in sales returns was primarily due to lower net sales during fiscal year 2009 as a result of reductions in information technology spending in response to the global economic downturn and to a lesser extent was impacted by delayed customer orders in anticipation of the release by Intel of its Nehalem line of microprocessors in the quarter ended March 31, 2009. The decrease for fiscal year 2009 in accounts payable was primarily due to timing of payments to our vendors. The increase for fiscal year 2009 in inventory was primarily due to our increased purchases of X8 Nehalem products which were launched at the end of March 31, 2009.

The increases for fiscal years 2008 and 2007 in accounts receivable, sales returns, inventory and accounts payable were primarily due to growth in net sales during the periods as a result of new product introductions, increased sales of existing rackmount and blade server systems and components and increased purchases from our suppliers.

Investing activities. Net cash used in our investing activities was $2.7 million, $19.6 million and $18.1 million for fiscal years 2009, 2008 and 2007, respectively. In fiscal year 2009, $3.6 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $0.9 million. In fiscal year 2008, $22.5 million was mainly related to the purchase of investments in auction rate securities, $16.1 million due to the purchase of property, plant and equipment which included $11.3 million related to the purchased land and an office building to support our growth and $1.7 million was mainly related to certificates of deposits secured for two irrevocable letters of credit for the bonds related to the Digitechnic case and a leased building, offset in part by the proceeds from investments of $20.6 million. In fiscal year 2007, $15.0 million was related to the purchase of investments in auction rate securities. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We expect to continue to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business.

Financing activities. Net cash provided by (used in) our financing activities was ($0.3) million, $1.7 million and $37.5 million for fiscal years 2009, 2008 and 2007, respectively. In fiscal year 2009, we repurchased 445,028 shares of treasury stock for $2.0 million and received $2.1 million related to the proceeds from exercise of stock options. In fiscal year 2008, $2.9 million was related to the proceeds from exercise of stock options. In fiscal year 2007, $43.4 million was related to the proceeds from an initial public offering of our common stock, net of offering costs. We repaid $0.3 million, $1.3 million and $7.7 million in loans for fiscal years 2009, 2008 and 2007, respectively.

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

Other factors affecting liquidity and capital resources

As of June 30, 2009, we had outstanding $10.0 million in loans relating to the purchase of two facilities in San Jose, California. These loans were repaid in July and August 2009, including a pre-payment penalty of $0.2 million.

As of June 30, 2009, we had an unused revolving line of credit totaling $5.0 million that matures on December 1, 2009 with an interest rate at Prime Rate plus 0.5% per annum. As of June 30, 2009, we were in compliance with the financial covenants associated with the line of credit.

In addition, we have historically paid our contract manufacturers within 40 to 77 days of invoice and Ablecom between 56 and 113 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of June 30, 2009 and 2008 amounts owed to Ablecom by us were approximately $21.5 million and $27.7 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $9.9 million over the next 6.1 years as of June 30, 2009. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a restricted asset as of June 30, 2009.

In March 2008, we posted a bond in the amount of $3.1 million required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 13 of Notes to our Consolidated Financial Statements). The bond was collateralized by an irrevocable standby letter of credit totaling $1.5 million. This amount has been classified as a restricted asset as of June 30, 2009.

As of June 30, 2009, we held approximately $14.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at June 30, 2009. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2009, $14.3 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.3 million of auction rate student loans was classified as a short-term available-for-sale investment because the stated maturity for this security occurs in June 2010. Based on our assessment of fair value for fiscal year 2009, we have recorded an accumulated unrealized loss of $801,000, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent to hold these investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. In July and August 2009, approximately $3.2 million of these auction rate securities were redeemed at par.

In November 2008, our Board of Directors approved a program to repurchase, from time to time, at management’s discretion, shares of our common stock. Under the plan, we were authorized to repurchase up to 2,000,000 of our outstanding shares of common stock in the open market or in private transactions during the period ended June 30, 2009 at prevailing market prices in compliance with applicable securities laws and other legal requirements. Repurchases were made under the program using our own cash resources. The plan did not obligate us to acquire any particular amount of common stock and the plan could be suspended or discontinued at any time. As of June 30, 2009, we had repurchased 445,028 shares of our common stock at a weighted average price of $4.56 per share for approximately $2.0 million.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2009:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,311	$4,018	$3,962	$2,478	$12,769
Capital leases, including interest	45	54	18	—	117
Building loans, including interest	953	1,906	1,906	12,183	16,948
License arrangement	500	911	911	228	2,550
Purchase commitments	52,115	—	—	—	52,115

Total	$55,924	$6,889	$6,797	$14,889	$84,499

The table above excludes liabilities for deferred rent of $0.8 million, deferred revenue for warranty services of $0.4 million and unrecognized tax benefits and related interest and penalties accrual of $4.5 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements are due. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

We paid off the building loans in July and August 2009 totaling $10.2 million including a pre-payment penalty of $0.2 million. We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Recent Accounting Pronouncements

SFAS No. 157

Effective July 1, 2008, we adopted certain provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which the Financial Accounting Standards Board (“FASB”) issued in September 2006. SFAS 157 establishes specific criteria for the fair value measurement of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value on at least an annual basis. We elected to delay the adoption date for the portions of SFAS 157 impacted by FSP 157-2, and, as a result, it adopted a portion of the provisions of SFAS 157. The partial adoption of SFAS 157 was prospective and did not have a significant effect on our consolidated results of operations and financial condition. We are currently evaluating the impact of measuring the remaining nonfinancial assets and nonfinancial liabilities under FSP No. 157-2 on our financial position, results of operations and cash flows.

EITF 07-3

Effective July 1, 2008, we adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

FSP FAS 115-2 / FAS124-2

Effective April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to FSP FAS 115-2, if OTTI was determined to exist, we recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under FSP 115-2, if OTTI has been incurred, and it is more-likely-than-not that we will not sell or be required to sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). The total OTTI, which includes both credit and non-credit losses, is presented gross in our statements of operations and is reduced by the non-credit loss amount of the total OTTI that is recognized in AOCI. There was no initial effect of adoption on April 1, 2009 as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent to hold our investments until recovery of cost.

FSP FAS157-4

Effective April 1, 2009, we adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have an impact on our financial position, results of operations or cash flows.

FSP FAS107-1

Effective April 1, 2009, we adopted FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 did not have an impact on our financial position, results of operations or cash flows. See Note 3 for additional disclosures included in accordance with FSP FAS 107-1.

SFAS No.165

Effective April 1, 2009, we adopted FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of SFAS 165 did not have an impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2009, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We had $10.0 million of indebtedness under our credit facilities as of June 30, 2009 and $10.3 million of indebtedness under our credit facilities as of June 30, 2008. The annual interest rate on our credit facilities is based on various indexes as defined in the loan agreements. At June 30, 2009, the interest rates ranged from 5.77% to 7.23%. We paid off the building loans in July and August 2009 totaling $10.2 million including a pre-payment penalty of $0.2 million.

Liquidity Risk

As of June 30, 2009, we held approximately $14.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at June 30, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2009, $14.3 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.3 million of auction rate student loans was classified as a short-term available-for-sale investment because the stated maturity for this security occurs in June 2010. Based on our assessment of fair value for fiscal year 2009, we have recorded an accumulated unrealized loss of $801,000, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In July and August 2009, approximately $3.2 million of these auction rate securities were redeemed at par.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) for fiscal years 2009, 2008 and 2007 were $3,000, $76,000 and ($1,000), respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Micro Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of Statement of Financial Accounting Standards No. 109, effective July 1, 2007.

As discussed in Note 10 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP

San Jose, California

August 31, 2009

SUPER MICRO COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$70,295	$51,481
Short-term investments	347	57
Accounts receivable, net of allowances of $1,068 and $1,173 at June 30, 2009 and 2008, respectively (including amounts receivable from a related party of $280 and $792 at June 30, 2009 and 2008, respectively)	45,709	49,501
Inventory, net	90,044	85,683
Deferred income taxes-current	8,644	8,663
Prepaid income taxes	3,256	2,661
Prepaid expenses and other current assets	1,723	1,837

Total current assets	220,018	199,883
Long-term investments	14,355	16,106
Property, plant and equipment, net	44,960	45,602
Deferred income taxes-noncurrent	1,917	939
Restricted assets	1,766	1,728
Other assets	119	127

Total assets	$283,135	$264,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $21,455 and $27,717 at June 30, 2009 and 2008, respectively)	$73,532	$80,962
Accrued liabilities	13,918	14,790
Income taxes payable	—	189
Advances from receivable financing arrangements	1,220	1,173
Current portion of capital lease obligations	42	57
Current portion of long-term debt	319	320

Total current liabilities	89,031	97,491
Long-term capital lease obligations-net of current portion	66	108
Long-term debt-net of current portion	9,675	9,981
Other long-term liabilities	5,741	4,934

Total liabilities	104,513	112,514
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued and outstanding shares: 35,218,284 and 32,668,731 at June 30, 2009 and 2008, respectively	81,893	69,434
Deferred stock-based compensation	(110)	(675)
Treasury stock (at cost), 445,028 and 0 shares at June 30, 2009 and 2008, respectively	(2,030)	—
Accumulated other comprehensive loss	(801)	(451)
Retained earnings	99,670	83,563

Total stockholders’ equity	178,622	151,871

Total liabilities and stockholders’ equity	$283,135	$264,385

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended June 30,
	2009	2008	2007
Net sales (including related party sales of $6,025, $6,593 and $7,320 in fiscal years 2009, 2008 and 2007, respectively)	$505,609	$540,503	$420,393
Cost of sales (including related party purchases of $91,954, $105,981 and $95,673 in fiscal years 2009, 2008 and 2007, respectively)	416,899	436,950	345,384

Gross profit	88,710	103,553	75,009
Operating expenses:
Research and development	34,514	30,537	21,171
Sales and marketing	17,119	18,191	12,586
General and administrative	13,824	14,554	11,467
Reversal of litigation loss	—	—	(120)

Total operating expenses	65,457	63,282	45,104

Income from operations	23,253	40,271	29,905
Interest income	476	1,558	765
Interest expense	(930)	(1,025)	(1,332)

Income before income tax provision	22,799	40,804	29,338
Income tax provision	6,692	15,385	9,999

Net income	$16,107	$25,419	$19,339

Net income per share:
Basic	$0.47	$0.81	$0.80
Diluted	$0.41	$0.65	$0.57
Shares used in per share calculation:
Basic	34,217,571	31,354,956	24,152,769
Diluted	39,155,727	38,843,151	33,946,074

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Deferred Stock-Based Compensation	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 1, 2006	22,174,264	$10,536	$(2,563)	—	$—	$—	$39,794	$47,767
Exercise of stock options	1,631,000	1,823	—	—	—	—	—	1,823
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,635	6,400,000	42,981	—	—	—	—	—	42,981
Stock-based compensation	—	1,531	—	—	—	—	—	1,531
Amortization of deferred compensation	—	—	899	—	—	—	—	899
Forfeitures of stock-based compensation	—	(164)	164	—	—	—	—	—
Tax benefit resulting from stock option transactions	—	1,532	—	—	—	—	—	1,532
Net income	—	—	—	—	—	—	19,339	19,339

Balance at June 30, 2007	30,205,264	58,239	(1,500)	—	—	—	59,133	115,872
Cumulative effect upon adoption of FIN 48	—	—	—	—	—	—	(989)	(989)
Exercise of stock options	2,463,467	2,932	—	—	—	—	—	2,932
Stock-based compensation	—	3,367	—	—	—	—	—	3,367
Amortization of deferred compensation	—	—	801	—	—	—	—	801
Forfeitures of stock-based compensation	—	(24)	24	—	—	—	—	—
Tax benefit resulting from stock option transactions	—	4,920	—	—	—	—	—	4,920
Unrealized loss on investments	—	—	—	—	—	(451)	—	(451)
Net income	—	—	—	—	—	—	25,419	25,419

Balance at June 30, 2008	32,668,731	69,434	(675)	—	—	(451)	83,563	151,871
Purchase of treasury stock	—	—	—	(445,028)	(2,030)	—	—	(2,030)
Exercise of stock options	2,549,553	2,057	—	—	—	—	—	2,057
Stock-based compensation	—	5,099	—	—	—	—	—	5,099
Amortization of deferred compensation	—	—	562	—	—	—	—	562
Forfeitures of stock-based compensation	—	(3)	3	—	—	—	—	—
Tax benefit resulting from stock option transactions	—	5,306	—	—	—	—	—	5,306
Unrealized loss on investments	—	—	—	—	—	(350)	—	(350)
Net income	—	—	—	—	—	—	16,107	16,107

Balance at June 30, 2009	35,218,284	$81,893	$(110)	(445,028)	$(2,030)	$(801)	$99,670	$178,622

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$16,107	$25,419	$19,339
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,653	2,664	1,640
Stock-based compensation expense	5,661	4,168	2,430
Allowance for doubtful accounts	299	334	240
Allowance for sales returns	4,248	5,631	4,408
Provision for inventory	1,459	6,850	5,629
Loss on disposal of property, plant and equipment	40	17	16
Gain on short-term investments	—	—	(93)
Deferred income taxes	(1,002)	(3,047)	(3,212)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $512, $61 and $(543) in fiscal years 2009, 2008 and 2007, respectively)	(755)	(22,040)	(15,822)
Inventory	(5,820)	(25,761)	(14,789)
Prepaid expenses and other assets	116	9	(866)
Accounts payable (including changes in related party balances of $(6,262), $1,623 and $2,602 in fiscal years 2009, 2008 and 2007, respectively)	(6,914)	18,624	9,487
Income taxes payable, net	4,792	1,239	1,936
Accrued litigation loss	—	—	(575)
Accrued liabilities	(872)	736	5,221
Other long-term liabilities	807	3,659	—

Net cash provided by operating activities	21,819	18,502	14,989

INVESTING ACTIVITIES:
Restricted assets	(38)	(1,671)	(157)
Proceeds from investments	942	20,628	145
Purchases of property, plant and equipment	(3,561)	(16,085)	(3,042)
Purchases of investments	(58)	(22,480)	(15,054)

Net cash used in investing activities	(2,715)	(19,608)	(18,108)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,057	2,932	1,823
Repayment of long-term debt	(307)	(1,254)	(7,682)
Payment of obligations under capital leases	(57)	(126)	(210)
Advances under receivable financing arrangements	47	191	182
Payment to acquire treasury stock	(2,030)	—	—
Payment of deferred offering costs	—	(20)	—
Proceeds from initial offering of common stock, net of offering costs	—	—	43,361

Net cash (used in) provided by financing activities	(290)	1,723	37,474

Net increase in cash and cash equivalents	18,814	617	34,355
Cash and cash equivalents at beginning of year	51,481	50,864	16,509

Cash and cash equivalents at end of year	$70,295	$51,481	$50,864

Supplemental disclosure of cash flow information:
Cash paid for interest	$930	$1,025	$1,332
Cash paid for taxes, net of refunds	$3,648	$13,255	$11,275
Non-cash investing and financing activities:
Equipment purchased under capital leases	$—	$133	$139
Reversal of deferred stock-based compensation for cancellation of stock options	$3	$24	$164
Accrued costs for property, plant and equipment purchases	$447	$885	$78
Accrued offering costs	$—	$—	$317
Changes in fair values of investments	$(577)	$(744)	$—

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

Super Micro Computer, Inc. (“Super Micro Computer”) was incorporated in California on September 28, 1993 and reincorporated in Delaware on March 19, 2007. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has wholly-owned subsidiaries in the Netherlands, Taiwan, Cayman Islands and California, United States.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 31, 2009, the date the financial statements were available to be issued. See Note 16 for additional information regarding subsequent events.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to: allowances for doubtful accounts and sales returns, cooperative marketing accruals, inventory valuation, product warranty accruals, stock-based compensation, impairment of short-term and long-term investments and income taxes. Actual results could differ from those estimates.

Reclassifications

The balance for other assets in the prior year consolidated statement of cash flows has been reclassified to combine with prepaid expense and other assets to conform with the current year presentation.

Fair Value Measurements

Effective July 1, 2008, the Company adopted certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which the Financial Accounting Standards Board (“FASB”) issued in September 2006. SFAS 157 establishes specific criteria for the fair value measurement of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value on at least an annual basis. The Company elected to delay the adoption date for the portions of SFAS 157 impacted by FSP 157-2, and, as a result, it adopted a portion of the provisions of SFAS 157. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated results of operations and financial condition. The Company is currently evaluating the impact of measuring the remaining nonfinancial assets and nonfinancial liabilities under FSP No. 157-2 on its financial position, results of operations and cash flows.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-term Investments

Short-term investments consist of a certificate of deposit with maturity of more than three months but less than a year and an auction rate security. See Note 6 related to auction rate securities. The certificate of deposit is carried at amortized cost which approximates fair value.

Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw materials and parts. The Company evaluates inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, writes down the valuation of units to lower of cost or market or for excess and obsolescence calculated as the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. The Company monitors the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjusts its estimate for determining future write

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

downs. In the fiscal year ended June 30, 2009, the historical analysis of sales of previously written down inventory was such that the Company decreased its estimate for reserving excess and obsolete inventory through the application of the recovery rate in the reserve methodology. If in future periods, the Company experiences or anticipates a change in recovery rate compared with its historical experience, its gross margin would be affected. During fiscal years 2009, 2008 and 2007, the Company recorded a provision for excess and obsolete inventory totaling $1,459,000, $6,850,000 and $5,629,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment	1.5 to 7 years
Furniture and fixtures	5 years
Software	3 years
Buildings	39 years
Building improvements	20 years
Leasehold improvements	shorter of lease term or estimated useful life

For assets acquired and financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as property and equipment with the corresponding amount recorded as a capital lease obligation, and the amortization is computed on a straight-line basis over the shorter of lease term or estimated useful life.

Restricted Assets

Restricted assets consist primarily of certificates of deposits pledged as security for two irrevocable letters of credit of $121,000 and $1,540,000 as of June 30, 2009 and 2008. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 13). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000.

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

Revenue Recognition

The Company accounts for its revenue under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Under the provisions of SAB No. 104, the Company recognizes revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a signed purchase order or contract, free-on-board shipping point terms, 30 to 60 days payment terms, and no customer acceptance provisions. Certain customers have free-on-board destination terms and revenue is recognized when the products arrive at the destination. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, in which case customers may return these products for credit within 30 days of receiving the items. Certain distributors and original equipment manufacturers (OEMs) are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, the Company has a sales arrangement with an OEM under which the Company sells its products with the OEM’s brand to the OEM. The OEM has limited product return rights. To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with the relevant distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Estimated reserves for future returns, which are recorded at the time the related revenue is recognized, are adjusted as necessary, based on returns experience, returns expectations and communication with distributors.

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2009 and 2008, the Company had deferred revenue of $599,000 and $2,961,000 and related deferred product costs of $421,000 and $2,184,000, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. The Company also makes estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provides allowance in an amount the Company deems adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of the Company’s reported operating expenses could result. The Company provides for price protection to certain distributors. Management assesses the market competition and product technology obsolescence, and makes price adjustments based on their judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on the distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time management reduces the product prices in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Credits issued by the Company pursuant to these provisions were $371,000, $283,000 and $182,000 for the years ended June 30, 2009, 2008 and 2007, respectively. The Company does not commit to future price reductions with any of its customers.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses, equipment and facility expenses, warranty costs and provision for excess and obsolete inventory.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company provides warranties against any defective products which range from 15 to 39 months. The Company accrues for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The Company’s estimates and assumptions used have been historically close to actual. If in future periods, the Company experiences or anticipates an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, the Company intends to adjust its estimates appropriately. The following table presents for the years ended June 30, 2009, 2008 and 2007, the reconciliation of the changes in accrued warranty costs (in thousands):

	June 30,
	2009	2008	2007
Balance, beginning of period	$2,920	$2,243	$1,462
Provision for warranty	6,703	6,612	4,202
Costs charged to accrual	(6,299)	(5,798)	(3,421)
Change in estimated liability for pre-existing warranties	255	(137)	—

Balance, end of period	$3,579	$2,920	$2,243

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $2,716,000, $1,860,000 and $1,104,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Cooperative Marketing Arrangements

The Company follows EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products) . The Company has arrangements with resellers of its products to reimburse the resellers for cooperative marketing costs meeting specified criteria. The Company accrues the cooperative marketing costs based on these arrangements and our estimate for resellers’ claims for marketing activities. In accordance with EITF Issue No. 01-9, the Company records marketing costs meeting such specified criteria within sales and marketing expenses in the consolidated statements of operations. For those marketing costs that do not meet the criteria set forth in EITF Issue No. 01-9, the amounts are recorded as a reduction to sales in the consolidated statements of operations.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2009, 2008 and 2007, were $1,355,000, $2,489,000 and $1,699,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2009, 2008 and 2007, were $1,043,000, $643,000 and $622,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $1,767,000, $3,290,000 and $2,426,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), effective July 1, 2006 using the prospective transition method, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in fiscal year 2007.

Prior to July 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Under APB 25, when the exercise price of the Company’s employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company recognized deferred stock-based compensation based on the excess of the deemed fair value of the underlying stock over the stock option exercise price at the date of grant. From September 2004 through December 2005, the Company granted options with exercise prices equal to the fair value of the common stock determined by the board of directors at the time of the grants. The Company subsequently obtained valuations from an unrelated valuation specialist that were used to establish retroactively the fair value of its common stock. This retroactive fair value exceeded the fair value established by the board of directors at the time of the grants. As a result, the Company recorded deferred stock-based compensation for stock options granted from September 2004 to December 2005. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period).

Shipping and Handling Fees

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company incurred shipping costs of $576,000, $689,000 and $458,000 for the years ended June 30, 2009, 2008 and 2007, respectively, that were included in sales and marketing expenses.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Years Ended June 30,
	2009	2008	2007
Numerator:
Net income	$16,107	$25,419	$19,339
Denominator:
Basic weighted-average number of common shares outstanding	34,218	31,355	24,153
Dilutive common stock options	4,378	7,488	9,793
Dilutive restricted stock awards	560	—	—

Diluted weighted-average number of common shares outstanding	39,156	38,843	33,946

Basic net income per share	$0.47	$0.81	$0.80
Diluted net income per share	$0.41	$0.65	$0.57

For the years ended June 30, 2009, 2008 and 2007, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 4,679,000, 2,610,000 and 644,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

The Company accounts for comprehensive income under the provisions SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss at June 30, 2009 and 2008 is comprised solely of unrealized losses on investments, net of taxes. The components of comprehensive income, net of taxes, are as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007
Net income	$16,107	$25,419	$19,339
Unrealized losses on investments, net of taxes	(350)	(451)	—

Total comprehensive income	$15,757	$24,968	$19,339

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

Concentration of Supplier Risk

Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 22.5% and 23.6%, 24.8% and 23.9%, and 30.8% and 20.2%, of total purchases for the years ended June 30, 2009, 2008 and 2007, respectively.

Fair Value of Financial Instruments

Cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Short-term and long-term investments are carried at fair value. Long-term debt is carried at amortized cost, which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. Deposits may exceed the amount of insurance provided on such deposits. No single customer accounted for 10% or more of net sales in fiscal years 2009, 2008 and 2007. No single customer accounted for 10% or more of accounts receivable as of June 30, 2009 and 2008.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

EITF 07-3

Effective July 1, 2008, the Company adopted EITF Abstract No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

FSP FAS 115-2 / FAS124-2

Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to FSP FAS 115-2, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under FSP 115-2, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell or be required to sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). The total OTTI, which includes both credit and non-credit losses, is presented gross in the Company’s statements of operations and is reduced by the non-credit loss amount of the total OTTI that is recognized in AOCI. There was no initial effect of adoption on April 1, 2009 as the Company determined that it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent to hold its investments until recovery of cost.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FSP FAS157-4

Effective April 1, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial position, results of operations or cash flows.

FSP FAS107-1

Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 did not have an impact on the Company’s financial position, results of operations or cash flows. See Note 3 for additional disclosures included in accordance with FSP FAS 107-1.

SFAS No.165

Effective April 1, 2009, the Company adopted FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations or cash flows.

Note 3.	Fair Value Disclosure

Certain financial assets of the Company are measured at fair value on a recurring basis and include cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy and certificates of deposits are classified within Level 2 of the fair value hierarchy. The Company’s short-term and long-term auction rate security investments are classified within Level 3 of the fair value hierarchy. Refer to Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of June 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$54,279	$—	$—	$54,279
Certificates of deposits	—	1,826	—	1,826
Auction rate securities	—	—	14,644	14,644

Total	$54,279	$1,826	$14,644	$70,749

The above table excludes $16,014,000 of cash held by the Company at June 30, 2009.

The Company’s Level 3 assets consist of short-term and long-term auction rate securities for which the Company used a discounted cash flow model to value these investments (See Note 6).

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of short-term and long-term auction rate securities, using significant unobservable inputs (Level 3) for the year ended June 30, 2009 (in thousands):

Year Ended June 30, 2009
Balance as of beginning of period	$16,106
Total realized losses included in net income	—
Total unrealized losses included in other comprehensive income	(577)
Purchases, sales and settlements, net at par	(885)
Transfers in and/or out of Level 3	—

Balance as of end of period	$14,644

The following is a summary of the Company’s short-term investments as of June 30, 2009 and 2008 (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate security	300	—	(11)	289

Total	$358	$—	$(11)	$347

	June 30, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$57	$—	$—	$57

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s long-term investments as of June 30, 2009 and 2008 (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$15,665	$—	$(1,310)	$14,355

	June 30, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$16,850	$—	$(744)	$16,106

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its long-term debt of $9,994,000 is reported at amortized cost. The fair value of long-term debt is based on quoted market prices for similar debt (Level 2) which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms.

Note 4.	Accounts Receivable Allowances

The Company establishes an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2009, 2008 and 2007, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2007	$208	240	(148)	$300
Year ended June 30, 2008	$300	334	(33)	$601
Year ended June 30, 2009	$601	299	(229)	$671
Allowance for sales returns
Year ended June 30, 2007	$323	4,408	(4,261)	$470
Year ended June 30, 2008	$470	5,631	(5,529)	$572
Year ended June 30, 2009	$572	4,248	(4,423)	$397

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Inventory

Inventory as of June 30, 2009 and 2008 consisted of the following (in thousands):

	June 30,
	2009	2008
Finished goods	$60,012	$54,385
Work in process	794	648
Purchased parts and raw materials	29,238	30,650

Total inventory, net	$90,044	$85,683

Note 6.	Short-term and Long-term Investments

As of June 30, 2009 and 2008, the Company held approximately $14,644,000 and $16,106,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at June 30, 2009 and AAA at June 30, 2008. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2009 and 2008, $14,355,000 and $16,106,000 of these auction rate securities have been classified as long-term available-for-sale investments and the remaining $289,000 and $0 has been classified as a short-term available-for-sale investment, respectively, because the stated maturity for this security occurs in June 2010.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of June 30, 2009 and 2008. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was a temporary decrease in fair value of its auction rate securities of $577,000 and $744,000 during the years ended June 30, 2009 and 2008, respectively, and a cumulative total decline of $1,321,000 and $744,000 as of June 30, 2009 and 2008, respectively. That amount has been recorded as a component of other comprehensive income. As of June 30, 2009 and 2008, the Company has recorded an accumulated unrealized loss of $801,000 and $451,000, net of deferred income taxes, on both long-term and short-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent to hold its investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In July and August 2009, approximately $3,175,000 of these auction rate securities were redeemed at par.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Property, Plant and Equipment

Property, plant and equipment as of June 30, 2009 and 2008 consisted of the following (in thousands):

	June 30,
	2009	2008
Land	$19,220	$19,220
Buildings	19,108	19,108
Building and leasehold improvements	2,955	3,063
Machinery and equipment	10,218	8,424
Furniture and fixtures	2,684	2,212
Software	1,679	1,203

	55,864	53,230
Accumulated depreciation and amortization	(10,904)	(7,628)

Property, plant and equipment, net	$44,960	$45,602

The costs of assets under capital leases were $272,000 and $411,000 as of June 30, 2009 and 2008, respectively, and accumulated amortization was $100,000 and $115,000, respectively.

Note 8.	Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. For the years ended June 30, 2009, 2008 and 2007, such sales transactions totaled approximately $22,422,000, $23,245,000 and $15,595,000, respectively. At June 30, 2009 and 2008, approximately $1,220,000 and $1,173,000 respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.10% to 14.76% and 11.70% to 21.48% per annum, depending on the customers’ credit ratings, at June 30, 2009 and 2008, respectively.

Note 9.	Long-term Obligations

Long-term obligations as of June 30, 2009 and 2008 consisted of the following (in thousands):

	June 30,
	2009	2008
Building loans	$9,994	$10,301
Capital leases	108	165

Total	10,102	10,466
Current portion	(361)	(377)

Long-term portion	$9,741	$10,089

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of June 30, 2009 and 2008, the total outstanding borrowings were $3,826,000 and $3,912,000, respectively, with interest at 7.23% per annum through July 2012 and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum. In August 2009, the Company paid off the loan for $3,981,000 including a pre-payment penalty of $153,000.

In September 2005, the Company borrowed $6,930,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased. The loan is repayable in equal monthly installments through September 2025. As of June 30, 2009 and 2008, the total outstanding borrowings were $6,168,000 and $6,389,000, respectively, with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes plus 1.65% per annum. In July 2009, the Company paid off the loan for $6,191,000 without a pre-payment penalty.

As of June 30, 2009, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,126,000 and $16,153,000, respectively. As of June 30, 2008, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,111,000 and $16,375,000, respectively.

The following table as of June 30, 2009, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2010	$319
2011	339
2012	361
2013	385
2014	410
Thereafter	8,180

Total	$9,994

The loans were fully paid off in July and August 2009.

In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2009. The Company expects that this standby letter of credit will be renewed in September 2009 for another year. As of June 30, 2009, the Company had an unused revolving line of credit totaling $5,000,000 that matures on December 1, 2009 with an interest rate at Prime Rate plus 0.5% per annum. As of June 30, 2009, the Company was in compliance with the financial covenants associated with the line of credit.

Note 10.	Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.5% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and his wife, also an officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 49.3% of Ablecom at June 30, 2009.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company made payments for tooling assets of $28,000 and $2,135,000 and engineering services of $0 and $785,000 from Ablecom during the years ended June 30, 2009 and 2008, respectively.

Under the distribution agreement, Ablecom purchases server products from the Company for distribution in Taiwan. The Company believes that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $91,954,000, $105,981,000 and $95,673,000, and sold products to Ablecom totaling approximately $6,025,000, $6,593,000 and $7,320,000, for the years ended June 30, 2009, 2008 and 2007, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2009 and 2008, were approximately $280,000 and $792,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2009 and 2008, were approximately $21,455,000 and $27,717,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 56 and 113 days of invoice. For the years ended June 30, 2009, 2008 and 2007, the Company received $2,000, $147,000 and $89,000, respectively, from Ablecom for penalty charges. For the year ended June 30, 2009, the Company paid approximately $2,918,000 in tooling assets and miscellaneous costs to Ablecom which included the $28,000 of tooling for the blade servers referred to above. For the year ended June 30, 2008, the Company paid approximately $4,163,000 in tooling assets and miscellaneous costs to Ablecom which included the $2,135,000 of tooling and $785,000 of engineering services for the blade servers referred to above. For the years ended June 30, 2007, the Company paid approximately $412,000 in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $21,578,000 and $27,999,000 at June 30, 2009 and 2008, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Note 11.    Stock-based Compensation and Stockholders’ Equity

Initial Public Offering of Common Stock

On April 3, 2007, the Company completed the initial public offering (“IPO”) of shares of its common stock. On March 28, 2007, the SEC declared the Company’s Registration Statement on Form S-1 (File No. 333-138370) effective. The Registration Statement registered the sale of an aggregate of 9,200,000 shares of the Company’s common stock, of which the Company sold 6,400,000 shares, and the selling stockholders sold 2,800,000 shares (including 1,200,000 shares sold pursuant to the underwriters’ over-allotment option). The underwriters exercised the over-allotment option in full on April 3, 2007. At a public offering price of $8.00 per share, the aggregate price of the shares sold by the Company was $51,200,000, and the aggregate price of the shares sold by the selling stockholders was $22,400,000. The Company did not receive any proceeds from the sale of shares by the selling stockholders. However, the Company received $80,000 from certain members of the Company’s management as payment of the exercise price of their options to purchase an aggregate of 400,000 shares of common stock, which they sold in the over-allotment. The aggregate underwriting discounts and commissions for shares sold by both the Company and the selling stockholders were $5,152,000. The net proceeds to the Company from the offering, after deducting $3,584,000 in underwriting discounts and commissions and $4,635,000 of offering expenses payable by the Company, were $42,981,000.

Treasury Stock

In November 2008, the Board of Directors approved a program to repurchase, from time to time, at management’s discretion, shares of the Company’s common stock. Under the plan, the Company was authorized to repurchase up to 2,000,000 of its outstanding shares of common stock in the open market or in private transactions during the period ended June 30, 2009 at prevailing market prices in compliance with applicable securities laws and other legal requirements. Repurchases were made under the program using the Company’s own cash resources. The plan did not obligate the Company to acquire any particular amount of common stock and the plan could be suspended or discontinued at any time. As of June 30, 2009, the Company had repurchased 445,028 shares of the Company’s common stock at a weighted average price of $4.56 per share for approximately $2,030,000.

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

Stock Option Plans

The 1998 Stock Option Plan (the “1998 Plan”) authorized the Board of Directors to grant options to employees, directors and consultants to purchase shares of the Company’s common stock. The 2,661,988 remaining shares of common stock reserved for issuance under the 1998 Plan were cancelled upon the completion of the Company’s IPO.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increases on July 1 of each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company on January 8, 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In fiscal years 2009 and 2008, the Company granted 3,442,652 and 1,749,546 options under the 2006 Plan, respectively. At June 30, 2009, 900,109 shares of common stock are available for future grant.

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

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the award.

In November 2008, the Committee approved the terms of an Option Exercise Agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer of the Company and Shiow-Meei Liaw, Senior Warehouse Manager of the Company, pursuant to which they exercised fully vested options previously granted

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively, based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over a two-year vesting period. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the awards.

Stock-Based Compensation

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 123(R) effective July 1, 2006 using the prospective transition method. Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock options issued to employees in accordance with APB 25, and related interpretations rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Under APB 25, when the exercise price of the Company’s employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Expected Dividend—The Company has no plans to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Estimated Forfeitures—The estimated forfeiture rate is based on the Company’s historical forfeiture rates and the estimate is revised in subsequent periods if actual forfeitures differ from the estimate.

The fair value of stock option grants for the years ended June 30, 2009, 2008 and 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2009	2008	2007
Risk-free interest rate	1.42% – 3.09%	2.64% – 4.58%	4.50% – 4.60%
Expected life	4.06 – 10 years	4.32 – 4.39 years	4.04 – 4.38 years
Dividend yield	—	—	—
Volatility	48.16% – 69.62%	43.03 – 48.43%	42.65 – 50.51%
Weighted-average fair value	$2.87	$3.60	$4.86

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2009, the Committee approved the grant of 720,000 refresh non-statutory stock options under the 2006 Plan to Charles Liang, a director and President and Chief Executive Officer of the Company. This option, which vests ratably over four years, was granted at an exercise price of $10.66 per share with a grant date fair market value of $4.96 per share. The fair value of this option was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.01%, expected life of 10 years, expected dividend yield of zero and expected volatility of 69.62%, resulting in a fair value of $3.28 per share.

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2009, 2008 and 2007 (in thousands).

	Years Ended June 30,
	2009	2008	2007
Cost of sales	$578	$523	$300
Research and development	2,608	1,817	1,058
Sales and marketing	826	641	362
General and administrative	1,649	1,187	710

Stock-based compensation expense before taxes	5,661	4,168	2,430
Income tax impact	(570)	(445)	(365)

Stock-based compensation expense, net	$5,091	$3,723	$2,065

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) accounted for under SFAS No. 123(R) to be classified as cash from financing activities. The Company had no excess tax benefits in the years ended June 30, 2009, 2008 and 2007 for options accounted for under SFAS No. 123(R). Excess tax benefits for stock options accounted for under APB 25 continue to be classified as cash from operating activities.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes stock option activity during the years ended June 30, 2009, 2008 and 2007 under all stock option plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of July 1, 2006 (12,133,060 shares exercisable at weighted average exercise price of $1.07 per share)	4,124,022	14,351,160	$1.40
Authorized	4,000,000	—
Granted (weighted average fair value of $4.86)	(1,886,855)	1,886,855	11.16
Exercised	—	(1,631,000)	1.12
Forfeited	199,181	(256,954)	7.27
Canceled 1998 Plan shares	(2,661,988)	—

Balance as of June 30, 2007 (11,756,367 shares exercisable at weighted average exercise price of $1.49 per share).	3,774,360	14,350,061	2.61
Authorized	906,158	—
Granted (weighted average fair value of $3.60)	(1,749,546)	1,749,546	8.60
Exercised	—	(2,463,467)	1.19
Forfeited	175,775	(335,168)	9.84

Balance as of June 30, 2008 (10,639,860 shares exercisable at weighted average exercise price of $2.23 per share).	3,106,747	13,300,972	3.48
Authorized	980,062	—
Granted (weighted average fair value of $2.87)	(3,442,652)	3,442,652	7.05
Exercised	—	(2,549,553)	0.81
Exercised and exchanged for restricted stock awards	—	(1,202,894)	0.25
Forfeited	255,952	(318,532)	8.57

Balance as of June 30, 2009	900,109	12,672,645	$5.17	6.17	$40,760

Options vested and expected to vest at June 30, 2009		11,874,681	$5.02	5.95	$39,884
Options vested at June 30, 2009		8,297,505	$3.86	4.60	$36,430

The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007 was $26,716,000, $18,586,000 and $13,814,000, respectively. Stock-based compensation expense accounted for in accordance with SFAS No. 123(R) in the years ended June 30, 2009, 2008 and 2007 was $5,099,000, $3,364,000 and $1,538,000, respectively. As of June 30, 2009, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $12,909,000, which will be recognized over a weighted-average vesting period of approximately 2.87 years.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value per share of options granted during fiscal year 2005 and 2006, and accounted for using the intrinsic value measurement provisions of APB 25, was $4.58. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). The Company amortized $562,000, $801,000 and $899,000 of stock-based compensation in the years ended June 30, 2009, 2008 and 2007, respectively. At June 30, 2009, the Company had deferred stock-based compensation under APB 25 of $110,000, which is comprised primarily of employee and director stock option grants prior to July 1, 2006 and is expected to be fully amortized in fiscal year 2010.

Additional information regarding options outstanding as of June 30, 2009, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.25	3,798,363	2.20	$1.25	3,798,363	$1.25
1.55 - 3.08	1,775,801	5.08	2.62	1,775,801	2.62
3.25 - 5.53	1,707,942	8.31	4.56	678,306	3.36
5.54 - 7.46	1,739,157	9.26	6.42	308,637	6.95
7.91 - 8.47	1,372,211	8.34	8.09	705,963	8.09
8.83 - 10.03	600,796	8.21	9.54	327,095	9.49
10.19	191,675	7.82	10.19	95,808	10.19
10.66	720,000	9.68	10.66	—	—
13.70	68,000	6.75	13.70	52,125	13.70
13.89	698,700	7.38	13.89	555,407	13.89

$1.25 - $13.89	12,672,645	6.17	$5.17	8,297,505	$3.86

The following table summarizes the Company’s restricted stock award activity for the year ended June 30, 2009:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2008	—	$—
Granted	1,172,121	9.39
Vested	—	—
Forfeited	—	—

Nonvested stock at June 30, 2009	1,172,121	$9.39

None of the restricted stock awards vested in the year ended June 30, 2009. The total intrinsic value of the outstanding restricted stock awards was $11,006,000 as of June 30, 2009. There is no incremental fair value to be recognized in connection with the restricted stock awards of 1,172,121 shares.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

The components of income before income tax provision are as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007
United States	$21,674	$39,214	$27,910
Foreign	1,125	1,590	1,428

Income before income tax provision	$22,799	$40,804	$29,338

The income tax provision for the years ended June 30, 2009, 2008 and 2007, consists of the following (in thousands):

	Years Ended June 30,
	2009	2008	2007
Current:
Federal	$6,388	$15,469	$11,003
State	980	2,496	1,744
Foreign	326	467	464

	7,694	18,432	13,211

Deferred:
Federal	(464)	(2,676)	(3,008)
State	(538)	(371)	(294)
Foreign	—	—	90

	(1,002)	(3,047)	(3,212)

Income tax provision	$6,692	$15,385	$9,999

The Company’s net deferred tax assets as of June 30, 2009 and 2008, consist of the following (in thousands):

	June 30,
	2009	2008
Warranty accrual	$1,334	$1,085
Marketing fund accrual	548	951
Inventory valuation	5,343	5,378
Stock-based compensation	1,645	1,160
Others	3,012	2,345

Total deferred income tax assets	11,882	10,919
Deferred tax liabilities-depreciation and other	(1,321)	(1,317)

Deferred income tax assets-net	$10,561	$9,602

Undistributed earnings of our foreign subsidiaries of approximately $979,000 at June 30, 2009 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax benefits resulting from stock option transactions accounted for under APB 25 of $5,306,000, $4,920,000 and $1,532,000 were credited to stockholders’ equity in the years ended June 30, 2009, 2008 and 2007, respectively.

The following is a reconciliation for the years ended June 30, 2009, 2008 and 2007, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2009	2008	2007
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax-net of federal benefit	5.2	2.9	2.9
Foreign losses not deductible and tax rate differences	(0.5)	(0.3)	(0.5)
Foreign sales corporation tax benefit	—	—	(1.1)
Research and development tax credit	(12.4)	(1.5)	(2.1)
Other	2.1	1.6	(0.1)

Effective tax rate	29.4%	37.7%	34.1%

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased the liability for net unrecognized tax benefits by $989,000, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $989,000. The total amount of gross unrecognized tax benefits as of the date of adoption was $3,861,000. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, $3,604,000 of the unrecognized tax benefits were reclassified to long-term FIN 48 liabilities (included in other long-term liabilities in the Consolidated Balance Sheets) and $257,000 of the unrecognized tax benefits were reclassified to current FIN 48 liabilities. Of the $3,861,000 total unrecognized tax benefits, $3,465,000 would affect the effective tax rate if realized, and $396,000 would affect the Company’s deferred tax assets if realized.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing the provisions of FIN 48. As of June 30, 2009 and 2008, the Company had accrued $468,000 and $545,000 for the payment of interest and penalties relating to unrecognized tax benefits, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the change in the unrecognized tax benefits balance from July 1, 2007 to June 30, 2009 is as follows (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at July 1, 2007	$3,475
Gross increases:
For current year’s tax positions	1,136
For prior years’ tax positions	309
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(251)

Balance at June 30, 2008	4,669
Gross increases:
For current year’s tax positions	726
For prior years’ tax positions	—
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(1,396)

Balance at June 30, 2009	$3,999

*	excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest, that, if recognized would affect the effective tax rate is approximately $3,814,000 as of June 30, 2009.

The Company files U.S. federal, U.S. state, and foreign income tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year beginning July 1, 2003.

In connection with the regular examination of the Company’s California tax returns for the fiscal years ended June 30, 2002 and 2003 the Franchise Tax Board has presented certain adjustments to the amounts reflected by the Company on those returns. The timing of the resolution and/or closure on audits is expected to be in the first quarter of fiscal year 2010. The Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

Note 13.    Commitments and Contingencies

Litigation and Claims—The Company has been a defendant in a lawsuit with Digitechnic, S.A. (“Digitechnic”), a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial Court found in favor of Digitechnic and awarded damages totaling $1,178,000. The Company accrued for these damages in its consolidated financial statements as of June 30, 2004, as the best estimate of its loss in this situation. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded $11,000 to the Company for legal expenses. Accordingly, the Company reversed the $1,178,000 accrued in fiscal 2005. Digitechnic has appealed the Paris Court of Appeals decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

court. The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. A new hearing was conducted on June 15, 2009. Although the Company cannot predict with certainty the final outcome of this litigation, it believes the claim to be without merit and intends to continue to defend it vigorously. Management believes that the ultimate resolution of this matter will not result in a material adverse impact on the Company’s results of operations, cash flows or financial position.

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

In addition to the above, the Company is involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or the Company’s financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

Lease Commitments—The Company leases offices and equipment under noncancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	As of June 30, 2009
	Capital Leases	Operating Leases
Year ending June 30, 2010	$45	$2,311
Year ending June 30, 2011	32	2,079
Year ending June 30, 2012	22	1,939
Year ending June 30, 2013	18	1,970
Year ending June 30, 2014	—	1,992
Thereafter	—	2,478

Total minimum lease payments	117	$12,769

Less amounts representing interest	9

Present value of minimum lease payments	108
Less long-term portion	66

Current portion	$42

Rent expense for the years ended June 30, 2009, 2008 and 2007, was approximately $2,550,000, $1,468,000 and $598,000, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Retirement Plan

The Company sponsors a 401(k) savings plan for eligible US employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2009, 2008 and 2007.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a pension plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. For the years ended June 30, 2009, 2008 and 2007, the Company’s matching contribution was approximately $55,000, $17,000 and $3,000, respectively.

The Company maintains a defined benefit pension plan of Super Micro Computer, Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. Plan assets of the funded defined benefit pension plan are deposited into a government-managed account in which the Company has no control over investment strategy. For the years ended June 30, 2009, 2008 and 2007, the Company’s contribution was approximately $219,000, $193,000 and $113,000, respectively.

Note 15.    Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the years ended June 30, 2009, 2008 and 2007, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2009	2008	2007
Net sales:
United States	$325,582	$326,601	$248,852
United Kingdom	19,981	22,082	20,091
Germany	25,834	29,614	28,828
China	19,943	34,730	16,698
Rest of Europe	62,790	69,811	48,646
Rest of Asia	36,876	47,717	48,177
Other	14,603	9,948	9,101

	$505,609	$540,503	$420,393

The Company’s long-lived assets located outside the United States are not significant.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2009		2008		2007
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$196,656	38.9%	$209,135	38.7%	$152,471	36.3%
Serverboards and other components	308,953	61.1%	331,368	61.3%	267,922	63.7%

Total	$505,609	100.0%	$540,503	100.0%	$420,393	100.0%

Serverboards and other components are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of components done by the Company.

Note 16.    Subsequent Events

On April 1, 2009, the Company adopted SFAS 165, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events).

The Company has evaluated subsequent events through August 31, 2009, the date the financial statements are available to be issued, and has concluded that no recognized and nonrecognized subsequent events have occurred subsequent to its fiscal year ended June 30, 2009 except for the redemption of auction rate security investments and building loan repayments discussed in Note 6 and Note 9, respectively.

Note 17.    Quarterly Financial Data (Unaudited)

The following table presents the Company’s unaudited quarterly financial data. This information has been prepared on a basis consistent with that of its audited consolidated financial statements. The Company believes that all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Three Months Ended
	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009
	(In thousands, except per share data)
Net Sales	$144,051	$128,565	$109,540	$123,453
Gross profit	27,836	24,092	16,327	20,455
Net income	$7,172	$5,346	$1,231	$2,358

Net income per share:
Basic	$0.22	$0.16	$0.04	$0.07
Diluted	$0.18	$0.14	$0.03	$0.06

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008
	(In thousands, except per share data)
Net Sales	$117,949	$136,933	$136,755	$148,866
Gross profit	23,045	27,255	24,826	28,427
Net income	$5,807	$7,740	$5,024	$6,848

Net income per share:
Basic	$0.19	$0.25	$0.16	$0.21
Diluted	$0.15	$0.20	$0.13	$0.18

(1)	The sum of quarterly financial data and individual per share amounts may vary from the annual data due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2009. The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Micro Computer, Inc.:

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Company and our report dated August 31, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to significant related party transactions.

/s/ Deloitte & Touche, LLP

San Jose, California

August 31, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and their ages and their positions as of August 18, 2009, are as follows:

Name	Age	Position(s)
Charles Liang	51	Chairman of the Board, President and Chief Executive Officer
Howard Hideshima	50	Chief Financial Officer
Phidias Chou	51	Vice President, Worldwide Sales
Chiu-Chu (Sara) Liu Liang	47	Vice President of Operations, Treasurer and Director
Yih-Shyan (Wally) Liaw	54	Vice President of International Sales, Secretary and Director
Hwei-Ming (Fred) Tsai(1)(2)(3)(4)	53	Director
Edward J. Hayes, Jr.(1)(4)	54	Director
Sherman Tuan(2)(3)(4)	55	Director
Gregory K. Hinckley(1)(4)	62	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Determined by the Board of Directors to be “independent” as defined by applicable listing standards of The Nasdaq Stock Market

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

Phidias Chou has served as our Vice President, Worldwide Sales since September 2008. Mr. Chou served as our Vice President of Sales, Regional and Strategic Account from July 2006 to August 2008 and served as our Senior Director of Sales from August 2000 to July 2006. From April 1996 to August 2000, Mr. Chou was General Manager at US Sertek, a subsidiary of Acer, Inc., a PC and server company. From July 1992 to April 1996, he was Director of Sales and from October 1987 to July 1992, he was PC Product Manger at Acer Taiwan.

Mr. Chou received an M.B.A. from Chung Yuan Christian University and a B.S. in Mechanical Engineering from National Chung Hsing University.

Chiu-Chu (Sara) Liu Liang co-founded Super Micro and has served as Vice President of Operations, Treasurer and a member of our board of directors since our inception in September 1993. From 1985 to 1993, Ms. Liang held finance and operational positions for several companies, including Micro Center Computer Inc. Ms. Liang holds a B.S. in Accounting from Providence University in Taiwan. Ms. Liang is married to Mr. Charles Liang, our Chairman, President and Chief Executive Officer.

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

Non-Management Directors

Hwei-Ming (Fred) Tsai has been a member of our board of directors since August 2006. Mr. Tsai has served as Executive Vice President of SinoPac Bancorp, a financial holding company based in Los Angeles, California, since February 2001, and Chief Financial Officer of SinoPac Bancorp since August 2005. Since December 2002, he has also served as Senior Executive Vice President of Far East National Bank, a commercial bank that is held by SinoPac Bancorp. Mr. Tsai received a Master in Professional Accounting from the University of Texas at Austin and a B.A. in Accounting from National Taiwan University in Taiwan.

Edward J. Hayes, Jr. has been a member of our board of directors since February 2007. Mr. Hayes has served as Chief Financial Officer of Pillar Data Systems, Inc., a privately-held data storage company, since August 2006. From July 2004 to August 2006, he served as Executive Vice President and Chief Financial Officer of Quantum Corporation, a data storage company publicly traded on NYSE. From March 2003 to July 2004, Mr. Hayes was an independent consultant and private investor. From April 2001 to March 2003, he was President and Chief Executive Officer of DirecTV Broadband, Inc., an internet service provider. From January 2000 to April 2001, he served as Executive Vice President and Chief Financial Officer of Telocity, Inc., an internet service provider which the management team took public in March 2000. Mr. Hayes is a director and chairperson of the Audit Committee of publicly-traded Alaska Communications Systems Group, Inc., a telecommunications provider. Mr. Hayes holds a B.A. degree from Colgate University and conducted his graduate studies in Accounting and Finance at the New York University Graduate School of Business.

Sherman Tuan has been a member of our board of directors since February 2007. Mr. Tuan is founder of PurpleComm, Inc. (doing business as 9x9Network), a provider of new media for internet TV services, where he has served as Chief Executive Officer since January 2005 and Chairman of the Board since June 2003. He has served as Chief Executive Officer of Purple Communications Limited, an investment holding company since April 2002. From September 1999 to May 2002, he was director of Metromedia Fiber Network, Inc., a fiber optical networking infrastructure provider. Mr. Tuan was co-founder of AboveNet Communications, Inc., an internet connectivity solutions provider, where he served as President from March 1996 to January 1998, Chief Executive Officer from March 1996 to May 2002 and director from March 1996 to September 1999. Mr. Tuan received a B.S. degree in Electrical Engineering from Feng-Chia University in Taiwan.

Gregory K. Hinckley has been a member of our board of directors since January 2009. Mr. Hinckley is currently the President and interim Chief Financial Officer of Mentor Graphics Corporation, a publicly traded provider of electronic design automation solutions. He began at Mentor Graphics in January 1997 as Executive Vice President, Chief Operating Officer and Chief Financial Officer. In November 2000, he became President and Chief Financial Officer. In July 2007, his position became President and Chief Operating Officer. Prior to

Mentor Graphics, he served as Chief Financial Officer for two other publicly traded companies—VLSI Technology, Inc. and Bio-Rad Laboratories, Inc. Mr. Hinckley is a director of ArcSoft, Inc. (a privately-held provider of OEM multimedia software and firmware), a director and member of audit and compensation committees of Intermec, Inc. (a publicly traded provider of automated identification and data collection (AIDC) solutions), and is an advisory director of Portland State University Engineering School. Mr. Hinckley holds a Bachelor of Arts degree in physics from Claremont McKenna College, a Master of Science degree in applied physics from University of California, an MBA degree from Harvard Business School, and was a Fullbright Scholar in applied mathematics at Nottingham University in England. He is also a Certified Public Accountant.

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

The current composition of the board is:

Class I Directors (terms expiring at the 2010 annual meeting)	Charles Liang Sherman Tuan

Class II Directors (terms expiring at the 2011 annual meeting)	Yih-Shyan (Wally) Liaw Edward J. Hayes, Jr Gregory K. Hinckley

Class III Directors (terms expiring at the 2009 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted “Corporate Governance Guidelines” to best ensure that the board of directors is independent from management and that the board of directors adequately performs its function as the overseer of management and to help ensure that the interests of the board of directors and management align with the interests of the stockholders. The “Corporate Governance Guidelines” are available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance,” and are also available in print to any stockholder who requests a copy.

Code of Ethics

We have adopted a “Code of Business Conduct and Ethics” that is applicable to all directors and employees and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business. The “Code of Business Conduct and Ethics” is available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance,” and is also available in print without charge to any stockholder who requests it. Any substantive amendment or waiver of the Code relating to executive officers or directors will be made only after approval by a committee comprised of a majority of our independent directors and will be promptly disclosed on our website within four business days.

Director Independence

The board affirmatively determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence set forth in applicable Nasdaq listing standards. Our director independence standards are set forth in our “Corporate Governance Guidelines” available at the website noted above.

Based on these standards, the board determined that, other than Charles Liang, Chiu-Chu (Sara) Liu Liang and Yih-Shyan (Wally) Liaw, each of the members of the board is an independent director under the Nasdaq rules.

Executive Sessions

Non-management directors meet in executive session without management present each time the board holds its regularly scheduled meetings.

Communications with the Board of Directors

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend our annual meeting of stockholders. The board of directors held six meetings during fiscal year 2009, of which four were regularly scheduled meetings and acted by unanimous written consent one time during fiscal year 2009. The independent directors met six times in executive sessions without any of our officers present. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2009.

Committees of the Board of Directors

The board has three standing committees to facilitate and assist the board of directors in the execution of its responsibilities. The committees are currently the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In accordance with applicable Nasdaq listing standards, all of the committees are comprised solely of non-employee, independent directors. Charters for each committee are available at www.Supermicro.com by first clinking on “About Us” and then “Investor Relations” and then “Corporate Governance”, and is also available in print without charge to any stockholder who requests it. The charter of each committee also is available in print to any stockholder who requests it. The following table shows the current members of each of the standing board committees:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Edward J. Hayes, Jr.(1)	Sherman Tuan(1)	Hwei-Ming (Fred) Tsai(1)
Hwei-Ming (Fred) Tsai	Hwei-Ming (Fred) Tsai	Sherman Tuan
Gregory K. Hinckley

(1)	Committee Chairperson

Audit Committee

The Audit Committee has three members. The Audit Committee met four times in fiscal 2009 for regularly scheduled quarterly meetings. Our board has determined that each member of our Audit Committee meets the requirements for independence under the current requirements of Nasdaq. Our Board has determined that Mr. Edward Hayes, Jr. is the audit committee financial expert as currently defined under applicable SEC rules.

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

•

Establishes and oversees procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters and oversees enforcement, compliance and remedial measures under our Code of Business Conduct and Ethics.

Compensation Committee

The Compensation Committee has two members and met six times in fiscal year 2009 and acted by unanimous written consent one time during fiscal year 2009. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the current requirements of Nasdaq.

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

Nominating and Corporate Governance Committee

The Governance Committee has two members and met four times in fiscal year 2009. The Governance Committee is comprised solely of non-employee directors. Our board has determined that each member of our Governance Committee meets the requirements for independence under the current requirements of Nasdaq.

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•	Identifies individuals qualified to become directors;

•	Recommends to our board of directors director nominees for each election of directors;

•	Develops and recommends to our board of directors criteria for selecting qualified director candidates;

•	Considers committee member qualifications, appointment and removal;

•	Recommends corporate governance guidelines applicable to us;

•	Provides oversight in the evaluation of our board of directors and each committee;

•	Review and monitor our Code of Business Conduct and Ethics and review and approve any waivers of our Code of Business Conduct and Ethics; and

•	Coordinate and review board and committee charters for consistency and adequacy under applicable rules, and make recommendations to the board for any proposed changes.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers of the Company and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2009 transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2009, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year other than filings required in connection with an initial stock option grant made to Gregory Hinckley in January 2009, a stock option exercise made by Charles Liang in connection with the issuance of restricted stock awards in August 2008, a refresh stock option grant made to the spouse of Yih-Shyan (Wally) Liaw in October 2008, stock option exercises made by Chiu-Chu (Sara) Liu Liang and the spouse of Yih-Shyan (Wally) Liaw in November 2008, a stock transfer by Charles Liang to Green Earth Charitable Organization in December 2009 and automatic stock option grants made to the independent members of our board of directors in February 2009.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Process Overview

The Compensation Committee (for purposes of this analysis, the “Committee”) of the board of directors discharges the board of directors’ responsibilities relating to compensation of all of our executive officers. The Committee is comprised of two non-employee directors, both of whom are independent pursuant to the current rules of Nasdaq, Rule 16b-3 under the Exchange Act, and Section 162(m) of the Internal Revenue Code (“Code”).

The agenda for meetings is determined by the Chair of the Committee with the assistance of Charles Liang, our President and Chief Executive Officer, and Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by one or more of Mr. Liang, Mr. Hideshima and Robert Aeschiman, our General Counsel. However, Messrs. Liang and Hideshima do not attend the portion of meetings during which their own performance or compensation is being discussed. Mr. Liang, Mr. Hideshima and Mr. Aeschiman support the Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In August 2008, as part of making an overall assessment of each individual’s role and performance and structuring our compensation programs for fiscal year 2009, the Committee reviewed recommendations of management as well as publicly available peer group compensation data.

Compensation Philosophy and Objectives

It is the Compensation Committee’s philosophy to link the named executive officers’ compensation to corporate performance. The base salary, quarterly bonuses and stock option grants of the named executive officers are determined in part by the Compensation Committee reviewing data on prevailing compensation practices of comparable technology companies with whom we compete for executive talent, and evaluating such information in connection with our corporate goals and compensation practice.

The Committee considers various sources of competitive data when determining executive compensation levels including compensation data from a sampling of public companies and public compensation surveys.

For fiscal year 2009, the sample of companies consisted of the following companies:

Argon ST, Inc.	NetScout Systems, Inc
Brocade Communications Systems, Inc.	PAR Technology Corp
Extreme Networks Inc.	Rackable Systems Inc.
F5 Networks Inc.	Secure Computing Corp.
Foundry Networks, Inc.	Synaptics Inc.
Juniper Networks, Inc.	Teledyne Technologies Inc.
MICROS Systems, Inc.	VeriFone Holdings, Inc.
NetApp, Inc.

In selecting the companies for inclusion in the sample, the following factors were considered: industry, net revenues, operating income and whether the company may compete against us for executive talent. These companies ranged in annual revenue from approximately $169 million to $3.3 billion. In addition to gathering data specific to the above listed companies, the Compensation Committee also reviews public surveys of compensation practices.

The Compensation Committee does not seek to specifically benchmark compensation based upon the sample companies reviewed nor does the Compensation Committee employ any other formulaic process in making compensation decisions. Rather the Compensation Committee uses its subjective judgment based upon a review of all information, including an annual review for each officer of his or her level of responsibility, contributions to our financial results and our overall performance. The Compensation Committee makes a generalized assessment of these factors and this information is not weighted in any specific manner.

We believe that our current compensation arrangements for several of our executive officers, including our Chief Executive Officer, are significantly below typical compensation levels for similar positions at comparable companies. This is principally due to the high level of Company stock ownership held by such persons. As we continue to grow, we may need to increase our recruiting of new executives from outside of the Company. This in turn may require us to pay higher compensation closer to or in excess of that typical paid by comparable companies.

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

Role of Executive Officers in the Compensation Process

Management provides recommendations to the Compensation Committee on issues such as compensation program design, and evaluations of executive and Company performance. In fiscal year 2009, the Compensation Committee also had access to competitive data gathered by management. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our executive officers rests with the Compensation Committee.

Fiscal Year 2009 Executive Officer Compensation Components

For fiscal year 2009, the principal components of compensation for our executive officers were:

•	Base salary;

•	Quarterly bonus; and

•	Equity-Based Incentive Compensation.

Base Salary. Base salaries for our executive officers other than the Chief Executive Officer are determined annually by the Compensation Committee based upon recommendations by our chief executive officer, taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of the position and an annual review of the contribution and experience of the executive officer. For the Chief Executive Officer, the Compensation Committee considers substantially the same information as well as the size of the company and the chief executive officer’s percentage ownership. During fiscal year 2009, the Compensation Committee approved increases in base salaries for our executive officers set forth below. The base salary increases were comparable to the average percentage base salary increases granted to our employees generally.

Name	Principal Position	2008 Salary	2009 Salary		Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$272,306	$285,460		5%

Howard Hideshima	Chief Financial Officer	$239,630	$251,205		5%

Phidias Chou	Vice President, Worldwide Sales	$188,524	$199,981		6%

Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer, and Director	$158,493	$167,333		6%

Yih-Shyan (Wally) Liaw	Vice President, International Sales, Corporate Secretary and Director	$159,245	$168,800		6%

Alex Hsu	Former Chief Sales and Marketing Officer	$248,724	$171,683	(1)	(31)%

(1)	Mr. Hsu ceased to be an executive officer and full time employee on August 19, 2008.

Quarterly Bonus. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Committee. Bonuses are not awarded based upon any specific plan or formula, but are subjectively determined based upon our performance during the quarter and the individual’s contributions. Historically these bonuses have ranged from zero to an amount equal to two weeks of base salary. For fiscal year 2009, aggregate quarterly bonuses for executive officers averaged approximately 2% to 3% of base salary. Given our financial performance during the year, bonuses were only granted for the quarter ended September 30, 2008.

Equity-Based Incentive Compensation. Stock options are an important component of the total compensation of executive officers. We believe that stock options align the interests of each executive with those of the shareholders. They also provide executive officers a significant, long-term interest in our success and help retain key executive officers in a competitive market for executive talent. Our 2006 Equity Incentive Plan authorizes the Compensation Committee to grant stock options to executive officers. The number of shares owned by, or subject to options held by, each executive officer is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance of the executive and the relative holdings of other executive officers. The option grants generally utilize four-year vesting periods to encourage executive officers to continue contributing to us, and they generally expire no later than ten years from the date of grant.

In August 2008, the Compensation Committee approved the terms of an agreement with Charles Liang, a director and President and Chief Executive Officer, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the agreement. We determined that there is no incremental fair value of the option exchanged for the award. The Company benefited from this agreement as a result of the imposition of the additional vesting and that absent the agreement, additional shares would have been sold into the market to cover tax obligations.

In November 2008, the Compensation Committee approved the terms of an agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer and Shiow-Meei Liaw, Senior Warehouse Manager, pursuant to which they exercised fully vested options previously granted to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over a two-year vesting period. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable agreement. We determined that there is no incremental fair value of the option exchanged for the awards.

In March, and April 2009, the Compensation Committee approved grants of additional options to executive officers as part of the Compensation Committee’s review of all employee grant levels. The Compensation Committee granted an option to Mr. Liang for 720,000 shares with an exercise price equal to $10.66 per share, twice the closing price on the date of grant. The option vests over four years. The Compensation Committee concluded that as Mr. Liang had not received any additional equity for a number of years, he should be provided with an additional incentive, but that such incentive should not be realizable unless our stockholders likewise benefit from a substantial increase in our stock price.

Fiscal Year 2010 Executive Officer Compensation

For fiscal year 2010, the Compensation Committee expects to make no changes to the base salaries of the executive officers until after the December 31, 2009 at which time it will evaluate their compensation based on the performance of the Company, the industry and the economy. Furthermore, the Compensation Committee desires to have the executive officers focused on the variable elements of their pay (bonus and equity value).

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

Retirement Program

Our executive officers may participate in the same tax-qualified, employee-funded 401(k) plan offered to all other U.S. employees. We currently have no Supplemental Executive Retirement Plan, or SERP, obligations. We do not offer any defined benefit retirement plans to our executive officers.

Perquisites

We do not provide special benefits or other perquisites to any of our executive officers, with the exception of an automobile allowance provided to our Chief Executive Officer, as detailed in the “Summary Compensation Table.”

Employment Arrangements, Severance and Change of Control Benefits

We have not entered into employment agreements with any of our named executive officers. Mr. Hideshima, Mr. Chou, Mr. Hsu and Ms. Liang have signed offer letters which provide for at-will employment. The offer letters provide for salary, stock options and right to participate in our employee benefit plans. We do not have any written employment arrangements with Messrs. Liang and Liaw. We do not have any arrangements with any of our executive officers that provide for any severance benefits in the event of termination or change of control.

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

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on this review and these discussions, the Committee recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K.

This report has been furnished by the Compensation Committee.

Sherman Tuan, Chair

   Hwei-Ming (Fred) Tsai

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, our Chief Financial Officer and to our other most highly compensated executive officers who were the only executive officers whose total annual salary and bonus exceeded $100,000 in fiscal year 2009, for services rendered in all capacities to us during fiscal year 2009, 2008 and 2007. We refer to these officers in this Annual Report on Form 10-K as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Charles Liang	2009	$285,460	$5,381	—	$210,450	—	—	$5,511	(5)	$506,802
President, Chief Executive Officer and Chairman of the Board	2008	$272,306	$23,175	—	—	—	—	$19,329	(6)	$314,810
	2007	$257,188	$21,046	—	—	—	—	$25,606	(7)	$303,840

Howard Hideshima	2009	$251,205	$4,735	—	$279,175	—	—	$4,850	(5)	$539,965
Chief Financial Officer	2008	$239,630	$15,906	—	$274,177	—	—	$4,619	(5)	$534,332
	2007	$226,325	$16,342	—	$154,947	—	—	—		$397,614

Phidias Chou	2009	$199,981	$6,101	—	$2,486	—	—	$3,855	(5)	$212,423
Vice President, Worldwide Sales	2008	$188,524	$12,461	—	—	—	—	$10,909	(5)	$211,894
	2007	$174,887	$13,605	—	—	—	—	$10,102	(5)	$198,594

Chiu-Chu (Sara) Liu Liang	2009	$167,333	$3,153	—	$2,243	—	—	$3,231	(5)	$175,960
Vice President of Operations, Treasurer and Director	2008	$158,493	$10,073	—	—	—	—	$9,230	(5)	$177,796
	2007	$123,683	$8,930	—	—	—	—	$7,144	(5)	$139,757

Yih-Shyan (Wally) Liaw	2009	$168,800	$4,754	—	$48,939	—	—	$3,261	(5)	$225,754
Vice President, International Sales, Corporate Secretary and Director	2008	$159,245	$7,693	—	$8,581	—	—	$9,230	(5)	$184,749
	2007	$141,704	$9,548	—	—	—	—	$8,185	(5)	$159,437

Alex Hsu	2009	$171,683	$4,705	—	$153,707	—	—	—		$330,095
Former Chief Sales and Marketing Officer(8)	2008	$248,724	$16,509	—	$65,273	—	—	—		$330,506
	2007	$234,733	$16,962	—	—	—	—	$13,569	(5)	$265,264

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers.
(2)	Restricted stock awards were issued to Charles Liang and Chiu-Chu Liu Liang to exchange their exercised options during fiscal year 2009. The Company determined that there is no incremental fair value of the option exchanged for the award.
(3)	The amount reported in the Option Awards column represents the dollar amount recognized for financial statement reporting purposes pursuant to FAS 123(R) in our financial statements, excluding the estimates of service-based forfeitures. The assumptions used in the calculation of this amount are included in Item 8, Financial Statements and Supplementary Data, and Note 11 of Notes to the Consolidated Financial Statements.
(4)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.
(5)	Amount reflects vacation and sick pay.
(6)	Amount reflects a monthly automobile allowance of $3,583 from July 1, 2007 to October 31, 2007 and vacation and sick pay of $15,746.
(7)	Amount reflects a monthly automobile allowance of $10,750 and vacation and sick pay of $14,856.
(8)	Mr. Hsu ceased to be an executive officer and full time employee on August 19, 2008.

Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2009 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Charles Liang	8/26/2008	—	—	—	898,205	(2)	—		$—	$9,574,865
	3/4/2009	—	—	—	—		720,000	(3)	$10.66	$2,364,466
Howard Hideshima	4/29/2009	—	—	—	—		32,147	(4)	$5.53	$82,326
	4/29/2009	—	—	—	—		19,853	(5)	$5.53	$50,842
Phidias Chou	4/29/2009	—	—	—	—		22,500	(4)	$5.53	$57,621
Chiu-Chu (Sara) Liu Liang	11/26/2008	—	—	—	182,611	(6)	—		$—	$956,882
	4/29/2009	—	—	—	—		20,300	(4)	$5.53	$51,987
Yih-Shyan (Wally) Liaw	—	—	—	—	—		—		$—	$—
Alex Hsu	—	—	—	—	—		—		$—	$—

(1)	Represents the fair value of each stock option and award as of the date of grant, computed in accordance with FAS 123(R).
(2)	These restricted stock awards were issued to exchange 925,000 shares of exercised option and vest over a five year vesting period, such that the shares are fully vested on August 26, 2013. There is no incremental fair value of the option exchanged for the award.
(3)	These non-qualified stock options vest at the rate of 25% on November 1, 2009 and 1/16th per quarter thereafter, such that the shares are fully vested on November 1, 2012.
(4)	These incentive stock options vest at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares are fully vested on April 29, 2013.
(5)	These non-qualified stock options vest at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares are fully vested on April 29, 2013.
(6)	These restricted stock awards were issued to exchange 185,263 shares of exercised option and vest over a two year vesting period, such that the shares are fully vested on November 26, 2010. There is no incremental fair value of the option exchanged for the award.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table provides information concerning the outstanding equity-based awards as of June 30, 2009, and the option exercise price and expiration dates for each award, held by each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Charles Liang	1,000,000	(2)	—		$1.25	6/30/2011
	600,000	(3)	—		$3.08	12/28/2014
	—		720,000	(4)	$10.66	3/4/2019
							898,205	$6,880,250

Howard Hideshima	14,398	(5)	4,800	(5)	$13.89	11/17/2016
	83,101	(5)	27,701	(5)	$13.89	11/17/2016
	16,250	(6)	16,250	(6)	$10.19	4/26/2017
	—		19,853	(7)	$5.53	4/29/2019
	—		32,147	(7)	$5.53	4/29/2019

Phidias Chou	20,000	(8)	—		$1.25	6/30/2011
	60,000	(9)	—		$1.25	6/30/2011
	20,000	(10)	—		$1.25	12/23/2012
	52,500	(11)	3,500	(11)	$3.25	9/30/2015
	—		22,500	(7)	$5.53	4/29/2019

Chiu-Chu (Sara) Liu Liang	240,000	(12)	—		$1.25	6/30/2011
	200,000	(13)	—		$1.25	12/23/2012
	56,700	(14)	8,100	(14)	$3.50	12/30/2015
	—		20,300	(7)	$5.53	4/29/2019
							182,611	$1,398,800

Yih-Shyan (Wally) Liaw	240,000	(15)	—		$1.25	6/30/2011
	90,000	(16)	—		$2.53	3/31/2014
	9,572	(17)	21,063	(17)	$7.46	4/28/2018
	9,460	(17)	20,815	(17)	$7.46	4/28/2018

Alex Hsu	60,796	(18)	—		$1.93	8/31/2013
	17,709	(19)	29,515	(19)	$8.47	1/28/2018
	29,488	(19)	23,288	(19)	$8.47	1/28/2018

(1)	Market value based upon the closing price of our common stock of $7.66 on June 30, 2009 multiplied by the number of restricted stock awards.
(2)	Options vested at the rate of 25% on November 1, 2001 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2004.
(3)	Options vested at the rate of 25% on November 1, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2008.
(4)	Options vest at the rate of 25% on November 1, 2009 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2012.
(5)	Options vested at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2010.
(6)	Options vested at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 26, 2011.

(7)	Options vest at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 29, 2013.
(8)	Options vested at the rate of 25% on August 1, 2001 and 1/16th per quarter thereafter, such that the shares were fully vested on August 1, 2004.
(9)	Options vested at the rate of 25% on June 30, 2002 and 1/16th per quarter thereafter, such that the shares were fully vested on June 30, 2005.
(10)	Options vested at the rate of 25% on August 1, 2001 and 1/16th per quarter thereafter, such that the shares were fully vested on August 1, 2004.
(11)	Options vested at the rate of 25% on July 1, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2009.
(12)	Options vested at the rate of 25% on December 11, 1998 and 1/16th per quarter thereafter, such that the shares were fully vested on December 11, 2001.
(13)	Options vested at the rate of 25% on December 11, 2002 and 1/16th per quarter thereafter, such that the shares were fully vested on December 11, 2005.
(14)	Options vested at the rate of 25% on December 12, 2006 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2009.
(15)	Options vested at the rate of 25% on March 30, 2001 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2004.
(16)	Options vested at the rate of 25% on March 30, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2008.
(17)	Options vested at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 30, 2012.
(18)	Options vested at the rate of 25% on October 24, 2004 and 1/16th per quarter thereafter, such that the shares were fully vested on October 24, 2007.
(19)	Options vested at the rate of 25% on October 24, 2008 and 1/16th per quarter thereafter, such that the shares will be fully vested on October 24, 2011.

Option Exercises and Stock Vested During Fiscal Year 2009

The following table sets forth the dollar amounts realized pursuant to the exercise or vesting of equity-based awards by our named executive officers during fiscal year 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	1,850,000	$14,980,970	—	$—
Howard Hideshima	—	$—	—	$—
Phidias Chou	—	$—	—	$—
Chiu-Chu (Sara) Liu Liang	320,000	$1,702,817	—	$—
Yih-Shyan (Wally) Liaw	150,000	$1,005,000	—	$—
Alex Hsu	—	$—	—	$—

(1)	Based on the difference between the closing price of our common stock on the date of exercise and the exercise price.
(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

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

Non-employee directors also are eligible to receive stock options under our 2006 Equity Incentive Plan. Non-employee directors receive nondiscretionary, automatic grants of nonstatutory stock options under our 2006 Equity Incentive Plan. A non-employee director is automatically granted an initial option to purchase 18,000 shares upon first becoming a member of our board of directors. A non-employee director serving as chairperson of the audit committee receives an initial grant of an option to purchase 12,000 shares. Non-employee directors serving as chairperson of the compensation or nominating and corporate governance committee receive an initial grant of an option to purchase 2,000 shares. Each of these initial options vests and becomes exercisable over four years, with the first 25% of the shares subject to each initial option vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter. Immediately after each of our annual meetings of stockholders, each non-employee director is automatically granted an option to purchase 4,500 shares of our common stock, the audit committee chairperson is granted an annual option to purchase 3,000 shares of our common stock and the chairperson of each of the compensation and nominating and corporate governance committees is granted an annual option to purchase 500 shares of our common stock. These options will vest and become exercisable on the first anniversary of the date of grant or immediately prior to our annual meeting of stockholders, if earlier.

The options granted to non-employee directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and will become fully vested if we are subject to a change of control. Annual grants will be reduced proportionally if the person did not serve in that capacity for the full year after the annual grant.

The following table shows for the fiscal year ended June 30, 2009 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hwei-Ming (Fred) Tsai	$37,500	—	$47,150	—	—	—	$84,650
Edward J. Hayes, Jr.	$48,750	—	$36,609	—	—	—	$85,359
Sherman Tuan	$34,375	—	$23,885	—	—	—	$58,260
Gregory K. Hinckley	$21,250	—	$24,145	—	—	—	$45,395

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2009.
(2)	The dollar amount in this column represents the grant date fair value of each award calculated in accordance with SFAS No. 123R, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in Item 8, Financial Statements and Supplementary Data, and Note 11 of Notes to our audited Consolidated Financial Statements for the fiscal year 2009 included in this Annual Report on Form 10-K. The table below sets forth the aggregate number of option awards held by our non-employee directors as of June 30, 2009.

Name	Option Awards
Hwei-Ming (Fred) Tsai	95,000
Edward J. Hayes, Jr.	45,000
Sherman Tuan	29,500
Gregory K. Hinckley	22,500

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal 2009, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 18, 2009 by:

•	each of the named executive officers;

•	each of our directors; and

•	all directors and executive officers as a group.

We do not know of any person or entity who beneficially owns more than 5% of our outstanding common stock as of August 18, 2009 except for the named executive officers and directors.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	10,518,534	27.6%
Howard Hideshima(5)	123,905	*
Phidias Chou(6)	166,000	*
Chiu-Chu (Sara) Liang(7)	10,518,534	27.6%
Yih-Shyan (Wally) Liaw(8)	3,587,359	9.9%
Hwei-Ming (Fred) Tsai(9)	472,812	1.3%
Edward J. Hayes, Jr.(10)	26,250	*
Sherman Tuan(11)	16,375	*
Gregory K. Hinckley	—	*
All directors and executive officers as a group (9 persons)(12)	14,911,235	38.3%

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws and to the information contained in the footnotes to this table.
(2)	In accordance with SEC rules, includes shares that can be acquired within 60 days upon the exercise of options.
(3)	Calculated on the basis of 35,987,109 shares of Common Stock outstanding as of August 18, 2009, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after August 18, 2009 and restricted stock awards issued as of August 18, 2009 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)	Includes 1,600,000 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2009. Also includes 1,200,000 shares jointly held by Mr. Charles Liang and Ms. Liang, Mr. Charles Liang’s spouse, 200,000 shares held by Green Earth Charitable Organization, for which Mr. and Ms. Liang serve as trustees, 150,000 shares held by Green Earth Charitable Trust, 512,611 shares held by Ms. Liang and 500,750 shares issuable upon the exercise of options held by Ms. Liang and exercisable within 60 days after August 18, 2009. See footnote 7.
(5)	Includes 123,905 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2009.
(6)	Includes 156,000 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2009.
(7)	Includes 500,750 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2009. Also includes 200,000 shares held by Green Earth Charitable Organization, 150,000 shares held by Green Earth Charitable Trust, 6,355,173 shares held by Mr. Liang, Ms. Sara Liang’s spouse, and 1,600,000 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after August 18, 2009. See footnote 4.
(8)	Includes 352,839 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2009. 2,945,965 shares held by Liaw Family Trust, for which Mr. and Mrs. Liaw serve as trustees, 91,305 shares held by Mrs. Liaw, Mr. Liaw’s spouse and 47,250 shares issuable upon the exercise of options granted to Mrs. Liaw, exercisable within 60 days after August 18, 2009.
(9)	Includes 82,812 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2009. Also includes 350,000 shares held by Tsai Family Trust, for which Mrs. Li-Jiuan Chi Tsai and Mr. Tsai serve as trustees.
(10)	Includes 26,250 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2009.
(11)	Includes 16,375 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2009.
(12)	Includes 2,906,181 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2009.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any options under the 1998 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2009:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,672,645	$5.17	900,109	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	12,672,645	$5.17	900,109

(1)	The number of shares that are reserved for issuance under the 2006 Equity Incentive Plan are automatically increases on July 1 of each year through 2016 by a number of shares equal to the smaller of (a) 3% of our outstanding shares as of the close of business on the immediately preceding June 30 or (b) a lesser amount determined by the board of directors.

Item 13.	Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Procedures for Approval of Related Person Transactions

Pursuant to our Audit Committee charter, the Audit Committee has the responsibility for the review, approval or ratification of any related person transactions. In approving or rejecting a proposed transaction, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee shall approve only those transactions that, in light of known circumstances are not inconsistent with our best interests, as our Audit Committee determines in the good faith exercise of its discretion. In addition, we annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions as such term is defined by SEC rules and regulations. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

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

Stock Option Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option grants to our directors and named executive officers in fiscal 2009.

Director Independence

The board affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in applicable Nasdaq listing standards. Our director independence standards are set forth in our “Corporate Governance Guidelines” available at the website noted above.

Based on these standards, the board determined that, other than Charles Liang, Chiu-Chu (Sara) Liu Liang and Yih-Shyan (Wally) Liaw, each of the members of the board is an independent director under the Nasdaq rules. In addition, each member of our audit, compensation and nominating and corporate governance committees satisfies the independence requirements or members of such committees under applicable Nasdaq and SEC rules.

Transactions with Ablecom Technology Inc.

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of our major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.5% of our common stock. Charles Liang served as a director of Ablecom during our fiscal year 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, each of whom is our officer and director, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, our officer and director, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members owned approximately 49.3% of Ablecom at June 30, 2009.

We have product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, we outsource a portion of our design activities and a significant part of our manufacturing of components, such as server chassis, to Ablecom. Ablecom agrees to design products according to our specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, we commit to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, we entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, we have agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. We made payments for tooling assets for $28,000 and $2,135,000 and engineering services for $0 and $785,000 from Ablecom during fiscal years 2009 and 2008, respectively. Under the distribution agreement, Ablecom purchases from us server products for distribution in Taiwan. The pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements we have with similar, third party distributors.

Ablecom’s net sales to us and its net sales of our products to others comprise a substantial majority of Ablecom’s net sales. We purchased products from Ablecom totaling approximately $91,954,000, $105,981,000 and $95,673,000, and sold products to Ablecom totaling approximately $6,025,000, $6,593,000 and $7,320,000, for fiscal years 2009, 2008 and 2007, respectively.

The amounts owed to us by Ablecom as of June 30, 2009 and 2008, were approximately $280,000 and $792,000, respectively. Amounts owed to Ablecom by us as of June 30, 2009 and 2008, were approximately $21,455,000 and $27,717,000, respectively. Historically, we have paid Ablecom the majority of invoiced dollars between 56 and 113 days of invoice. For fiscal years 2009, 2008 and 2007, we received $2,000, $147,000 and $89,000, respectively, from Ablecom for penalty charges. For fiscal year 2009, we paid approximately $2,918,000 in tooling assets and miscellaneous costs to Ablecom which included the $28,000 of tooling for the blade servers referred to above. For fiscal year 2008, we paid approximately $4,163,000 in tooling assets and miscellaneous costs to Ablecom which included the $2,135,000 of tooling and $785,000 of engineering services for the blade servers referred to above. For fiscal year 2007, we paid approximately $412,000 in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

Item 14.	Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2009.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below during the fiscal years 2009 and 2008. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved 100% of the services described below.

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees(1)	$1,098,000	$1,253,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,098,000	$1,253,000

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our fiscal 2009 and 2008 consolidated financial statements and review of interim consolidated financial statements.

Audit Committee Pre-Approval Policies and Procedures

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

SUPER MICRO COMPUTER, INC.

Date: August 31, 2009	/s/ CHARLES LIANG
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

Signature	Title	Date

/s/ CHARLES LIANG Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 31, 2009

/s/ HOWARD HIDESHIMA Howard Hideshima	Chief Financial Officer (Principal Financial and Accounting Officer)	August 31, 2009

/s/ CHIU-CHU (SARA) LIU LIANG Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer and Director	August 31, 2009

/s/ YIH-SHYAN (WALLY) LIAW Yih-Shyan (Wally) Liaw	Vice President of International Sales, Secretary and Director	August 31, 2009

/s/ HWEI-MING (FRED) TSAI Hwei-Ming (Fred) Tsai	Director	August 31, 2009

/s/ EDWARD J. HAYES, JR Edward J. Hayes, Jr	Director	August 31, 2009

/s/ SHERMAN TUAN Sherman Tuan	Director	August 31, 2009

/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	Director	August 31, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)

3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)

4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)

10.1*	1998 Stock Option Plan, as amended(1)

10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)

10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)

10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)

10.5*	2006 Equity Incentive Plan(1)

10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.9*	Form of directors’ and officers’ Indemnity Agreement(1)

10.10	Promissory Note dated as of March 22, 2001, issued by Super Micro Computer, Inc. to Bank of America, N.A.(1)

10.11	Standing Loan Agreement dated March 22, 2001, by and between Super Micro Computer, Inc. and Bank of America, N.A.(1)

10.12	Product Manufacturing Agreement dated as of April 16, 2004 by and between Super Micro Compute, Inc. and Tatung Company(1)

10.13	Promissory Note dated as of April 22, 2004, issued by Super Micro Computer, Inc. to Wachovia Commercial Mortgage, Inc.(1)

10.14	Business Loan Agreement dated as of April 22, 2004, by and between Super Micro Computer, Inc. and Wachovia Commercial Mortgage, Inc.(1)

10.15	Promissory Note dated September 28, 2005, issued by Super Micro Computer, Inc. to Citibank (West), FSB(1)

10.16	Business Loan Agreement dated as of September 28, 2005, by and between Super Micro Computer, Inc. and Citibank (West), FSB(1)

10.17	Business Loan Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.18	Promissory Note dated November 1, 2005, issued by Super Micro Computer, Inc. to Far East National Bank(1)

10.19	Commercial Security Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.20*	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)

10.21*	Offer Letter for Alex Hsu(1)

10.22*	Offer Letter for Howard Hideshima(1)

10.23*	Director Compensation Policy(1)

Exhibit Number	Description

10.24	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)
10.25	First Amendment to Product Manufacturing Agreement between Super Micro Computer, Inc. and Tatung Company dated as of March 7, 2007(1)

10.26*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)

10.27*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)

10.28*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)

10.29	Agreement of Purchase and Sale(3)

10.30*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)

10.31*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Chiu-Chu Liang(5)

10.32*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)

21.1	Subsidiaries of Super Micro Computer, Inc.(1)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages)

31.1	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

32.2	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

(1)	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2007.
(3)	Incorporated by reference to Exhibit 10.1 from the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2007.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 2, 2008.
(5)	Incorporated by reference to the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 2, 2008.
(6)	The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
*	Management contract, or compensatory plan or arragement