Form 10-Q
period 2009-09-30
Super Micro Computer, Inc.
filed 2009-11-09
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 2, 2009 there were 35,254,963 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,598	$70,295
Short-term investments	444	347
Accounts receivable, net of allowances of $1,009 and $1,068 at September 30, 2009 and June 30, 2009, respectively (including amounts receivable from a related party of $286 and $280 at September 30, 2009 and June 30, 2009, respectively)	50,102	45,709
Inventory, net	100,061	90,044
Deferred income taxes-current	9,102	8,644
Prepaid income taxes	2,121	3,256
Prepaid expenses and other current assets	1,748	1,723

Total current assets	237,176	220,018
Long-term investments	11,157	14,355
Property, plant and equipment, net	44,556	44,960
Deferred income taxes-noncurrent	1,548	1,917
Restricted assets	1,770	1,766
Other assets	146	119

Total assets	$296,353	$283,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $29,882 and $21,455 at September 30, 2009 and June 30, 2009, respectively)	$86,349	$73,532
Accrued liabilities	15,344	13,918
Accrued litigation loss	1,089	—
Advances from receivable financing arrangements	1,401	1,220
Current portion of capital lease obligations	39	42
Current portion of long-term debt	—	319

Total current liabilities	104,222	89,031
Long-term capital lease obligations-net of current portion	59	66
Long-term debt-net of current portion	—	9,675
Other long-term liabilities	6,138	5,741

Total liabilities	110,419	104,513
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 35,690,748 and 35,218,284 and outstanding shares: 35,245,720 and 34,773,256 at September 30, 2009 and June 30, 2009, respectively	85,067	81,893
Deferred stock-based compensation	(40)	(110)
Treasury stock (at cost), 445,028 shares at September 30, 2009 and June 30, 2009	(2,030)	(2,030)
Accumulated other comprehensive loss	(596)	(801)
Retained earnings	103,533	99,670

Total stockholders’ equity	185,934	178,622

Total liabilities and stockholders’ equity	$296,353	$283,135

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Net sales (including related party sales of $1,701 and $1,531 in the three months ended September 30, 2009 and 2008, respectively)	$148,521	$144,051
Cost of sales (including related party purchases of $27,262 and $31,673 in the three months ended September 30, 2009 and 2008, respectively)	124,012	116,215

Gross profit	24,509	27,836

Operating expenses:
Research and development	8,627	8,085
Sales and marketing	4,534	4,756
General and administrative	3,799	3,155
Provision for litigation loss	1,089	—

Total operating expenses	18,049	15,996

Income from operations	6,460	11,840
Interest income	32	218
Interest expense	(133)	(237)

Income before income tax provision	6,359	11,821
Income tax provision	2,496	4,649

Net income	$3,863	$7,172

Net income per common share:
Basic	$0.11	$0.21
Diluted	$0.10	$0.18
Weighted-average shares used in calculation of net income per common share:
Basic	34,945,516	33,028,294
Diluted	39,207,218	39,085,755

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$3,863	$7,172
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,121	812
Stock-based compensation expense	1,527	1,209
Allowance for doubtful accounts	41	3
Allowance for sales returns	931	1,569
Provision for inventory	266	575
Deferred income taxes	(223)	15
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of ($6) and $386 during the three months ended September 30, 2009 and 2008, respectively)	(5,365)	1,729
Inventory, net	(10,283)	(15,745)
Prepaid expenses and other assets	(156)	210
Accounts payable (including changes in related party balances of $8,427 and $7,105 during the three months ended September 30, 2009 and 2008, respectively)	12,876	6,109
Prepaid income taxes, net	2,150	4,450
Accrued litigation loss	1,089	—
Accrued liabilities	1,425	4,761
Other long-term liabilities	397	(163)

Net cash provided by operating activities	9,659	12,706

INVESTING ACTIVITIES:
Restricted assets	(4)	(43)
Proceeds from investments	3,440	850
Purchases of property, plant and equipment	(672)	(1,425)

Net cash provided by (used in) investing activities	2,764	(618)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	703	1,037
Repayment of long-term debt	(9,994)	(74)
Payment of obligations under capital leases	(10)	(23)
Advances under receivable financing arrangements	181	265

Net cash provided by (used in) financing activities	(9,120)	1,205

Net increase in cash and cash equivalents	3,303	13,293
Cash and cash equivalents at beginning of period	70,295	51,481

Cash and cash equivalents at end of period	$73,598	$64,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$133	$237
Cash paid for taxes	$413	$359
Non-cash investing and financing activities:
Reversal of deferred stock-based compensation for cancellation of stock options	$—	$3
Accrued costs for property, plant and equipment purchases	$379	$456
Changes in fair values of investments	$339	$(153)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Super Micro Computer, Inc. pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively “Super Micro” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes thereto included in the Super Micro Annual Report on Form 10-K for the year ended June 30, 2009 (“2009 Form 10-K”) filed with the SEC.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2010.

Principles of Consolidation

The condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 9, 2009, the date the financial statements were available to be issued.

Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 - Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires participating securities, such as unvested restricted stock awards containing nonforfeitable rights to receive dividends, whether paid or unpaid, to be included in the computation of earnings per share pursuant to the two-class method. The two-class method requires entities to allocate both distributed and undistributed earnings to common shareholders and holders of participating securities. All prior period earnings per share data is required to be adjusted retrospectively to conform with the new guidance. The impact of the Company’s adoption of this standard in the first quarter of fiscal year 2010 is described in Note 6.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is still evaluating the impact, if any, of the adoption of this standard on its financial position or results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition, which is effective prospectively for fiscal years ending on or after June 15, 2010, with earlier adoption permitted. The new guidance modifies the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact, if any, of this guidance on its consolidated financial position and results of operations.

Note 4. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increases on July 1, 2007 each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company in January 2007. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three months ended September 30, 2009, the Company granted options for the purchase of 106,210 shares under the 2006 Plan. At September 30, 2009, 1,876,475 shares of common stock are available for future grant.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award.

In November 2008, the Committee approved the terms of an Option Exercise Agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer of the Company and Shiow-Meei Liaw, Senior Warehouse Manager of the Company, pursuant to which they exercised fully vested options previously granted to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively, based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over a two-year vesting period. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the awards.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Expected Volatility — Expected volatility is based on a combination of the implied and historical volatility for its peer group and the Company’s historical volatility.

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

The fair value of stock option grants for the three months ended September 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2009	2008
Risk-free interest rate	2.10%	3.09%
Expected life	4.06 years	4.35 years
Dividend yield	—	—
Volatility	55.01%	48.16%
Weighted-average fair value per share	$3.54	$3.37

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three month periods ended September 30, 2009 and 2008 (in thousands).

	Three Months Ended September 30,
	2009	2008
Cost of sales	$144	$133
Research and development	670	551
Sales and marketing	206	191
General and administrative	507	334

Stock-based compensation expense	$1,527	$1,209

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had no excess tax benefits in the three months ended September 30, 2009 and 2008 for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Option and Awards Activity

The following table summarizes stock option activity during the three months ended September 30, 2009 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2009	12,672,645	$5.17	6.17	$40,760
Granted	106,210	$7.94
Exercised	(292,823)	$2.40
Forfeited or cancelled	(34,652)	$7.15

Outstanding at September 30, 2009	12,451,380	$5.25	5.99	$46,722
Vested and expected to vest at September 30, 2009	11,830,139	$5.14	5.82	$45,701
Exercisable at September 30, 2009	8,474,478	$4.11	4.58	$40,990

The total intrinsic value of options exercised was $1,648,000 and $15,662,000 for the three months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense in the three months ended September 30, 2009 and 2008 was $1,457,000 and $1,039,000, respectively. As of September 30, 2009, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was approximately $11,794,000, which will be recognized over a weighted-average vesting period of approximately 2.69 years.

The weighted-average fair value per share of options granted during fiscal year 2005 and 2006, and accounted for using the intrinsic value measurement was $4.58. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). The Company amortized $70,000 and $170,000 of stock-based compensation in the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the Company had deferred stock-based compensation of $40,000 which is comprised primarily of employee and director stock option grants prior to July 1, 2006 and is expected to be fully amortized in fiscal year 2010.

The following table summarizes the Company’s restricted stock award activity for the three months ended September 30, 2009:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2009	1,172,121	$9.39
Granted	—	—
Vested	(179,641)	$10.66
Forfeited	—	—

Nonvested stock at September 30, 2009	992,480	$9.16

The intrinsic value of restricted stock awards vested was $1,915,000 and $0 in the three months ended September 30, 2009 and 2008. The total intrinsic value of the outstanding restricted stock awards was $9,091,000 as of September 30, 2009. There is no incremental fair value to be recognized in connection with the restricted stock awards of 992,480 shares.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net income	$3,863	$7,172
Unrealized gain (loss) on investment, net of taxes	205	(93)

Total comprehensive income	$4,068	$7,079

Note 6. Net Income Per Common Share

The Company’s restricted share awards subject to repurchase and settled in shares of common stock upon vesting have the nonforfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per share is determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the options were exercised during the period.

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2009	2008
Basic net income per common share calculation
Net income	$3,863	$7,172
Less: Undistributed earnings allocated to participating securities	(118)	(76)

Net income attributable to common shares—basic	$3,745	$7,096

Weighted-average number of common shares used to compute basic net income per common share	34,946	33,028

Basic net income per common share	$0.11	$0.21

Diluted net income per common share calculation
Net income attributable to the Company	$3,863	$7,172
Less: Undistributed earnings allocated to participating securities	(106)	(64)

Net income attributable to common shares—diluted	$3,757	$7,108

Weighted-average number of common shares used to compute basic net income per common share	34,946	33,028
Dilutive effect of options to purchase common stock	4,261	6,058

Weighted-average number of common shares used to compute diluted net income attributable the Company per common share	39,307	39,086

Diluted net income per common share	$0.10	$0.18

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of the adoption, basic net income per common share has been recast from $0.22 to $0.21 for the three months ended September 30, 2008. All other basic and diluted net income per common share amounts presented were not impacted by the adoption of this standard.

For the three months ended September 30, 2009 and 2008, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 5,308,000 and 3,446,000 for the three months ended September 30, 2009 and 2008, respectively.

Note 7. Balance Sheet Components (in thousands)

Inventories:

	September 30, 2009	June 30, 2009
Finished goods	$67,065	$60,012
Work in process	2,400	794
Purchased parts and raw materials	30,596	29,238

Total inventories, net	$100,061	$90,044

The Company recorded a provision for excess and obsolete inventory totaling $266,000 and $575,000 in the three months ended September 30, 2009 and 2008, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, Plant and Equipment:

	September 30, 2009	June 30, 2009
Land	$19,220	$19,220
Buildings	19,108	19,108
Building and leasehold improvements	3,000	2,955
Machinery and equipment	10,652	10,218
Furniture and fixtures	2,708	2,684
Purchased software	1,785	1,679

	56,473	55,864
Accumulated depreciation and amortization	(11,917)	(10,904)

Property, plant and equipment, net	$44,556	$44,960

The cost of assets under capital leases was $272,000 as of September 30, 2009 and June 30, 2009, and related accumulated amortization was $114,000 and $100,000, respectively.

Restricted Assets:

Restricted assets consist primarily of certificates of deposits pledged as security for two irrevocable letters of credit of $121,000 and $1,540,000 as of September 30, 2009 and June 30, 2009. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. In October 2009, the Paris Court of Appeals awarded damages of approximately $1,089,000 against the Company. The Company has four months to respond to the Paris Court of Appeals’ decision and is evaluating the option to appeal the case to the French Supreme Court.

Product Warranties:

	Three Months Ended September 30,
	2009	2008
Balance, beginning of period	$3,579	$2,920
Provision for warranty	1,560	2,013
Costs charged to accrual	(1,422)	(1,678)
Change in estimated liability for pre-existing warranties	(276)	342

Balance, end of period	$3,441	$3,597

Note 8. Short-term and Long-term Investments

As of September 30, 2009 and June 30, 2009, the Company held approximately $11,543,000 and $14,644,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at September 30, 2009 and June 30, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2009 and June 30, 2009, $11,157,000 and $14,355,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively, and the remaining $386,000 and $289,000 has been classified as a short-term available-for-sale investment, respectively, because the stated maturity for this security occurs in September and June 2010, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of September 30, 2009 and June 30, 2009. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was a temporary change in fair value of its auction rate securities of an increase of $339,000 and a decrease of $153,000 during the three months ended September 30, 2009 and 2008, respectively, and a cumulative total decline of $982,000 and $1,321,000 as of September 30, 2009 and June 30, 2009, respectively. That amount has been recorded as a component of other comprehensive income. As of September 30, 2009 and June 30, 2009, the Company has recorded an accumulated unrealized loss of $596,000 and $801,000, net of deferred income taxes, on both long-term and short-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent to hold its investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. During the three months ended September 30, 2009, approximately $3,440,000 of these auction rate securities were redeemed at par.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 9. Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying security in active markets. Certificates of deposits are classified within Level 2 of the fair value hierarchy which is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The Company’s short-term and long-term auction rate security investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of September 30, 2009. The Company methodology for valuing these investments is the discounted cash flow model and is described in Note 8 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of September 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$45,751	$—	$—	$45,751
Certificates of deposits	—	1,830	—	1,830
Auction rate securities	—	—	11,543	11,543

Total	$45,751	$1,830	$11,543	$59,124

The above table excludes $27,845,000 of cash held by the Company.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Balance as of beginning of period	$14,644	$16,106
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	339	(153)
Sales and settlements at par	(3,440)	(850)
Transfers in and/or out of Level 3	—	—

Balance as of end of period	$11,543	$15,103

The following is a summary of the Company’s short-term investments as of September 30, 2009 and June 30, 2009 (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate security	400	—	(14)	386

Total	$458	$—	$(14)	$444

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate security	300	—	(11)	289

Total	$358	$—	$(11)	$347

The following is a summary of the Company’s long-term investments as of September 30, 2009 and June 30, 2009 (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$12,125	$—	$(968)	$11,157

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$15,665	$—	$(1,310)	$14,355

Note 10. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled approximately $6,550,000 and $5,907,000 for the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and June 30, 2009, approximately $1,401,000 and $1,220,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.70% to 13.80% and 11.10% to 14.76% per annum, depending on the customers’ credit ratings, at September 30, 2009 and June 30, 2009, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	September 30, 2009	June 30, 2009
Building loans	$—	$9,994
Capital leases	98	108

Total	98	10,102
Current portion	(39)	(361)

Long-term portion	$59	$9,741

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of June 30, 2009, the total outstanding borrowings were $3,826,00 with interest at 7.23% per annum through July 2012 and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum. In August 2009, the Company repaid the loan and accured interest for $3,981,000 including a pre-payment penalty of $153,000.

In September 2005, the Company borrowed $6,930,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased. The loan is repayable in equal monthly installments through September 2025. As of June 30, 2009, the total outstanding borrowings were $6,168,000 with interest at 5.77% per annum through September 2010, and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes plus 1.65% per annum. In July 2009, the Company repaid the loan and accrued interest for $6,191,000 without a pre-payment penalty.

As of June 30, 2009, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were approximately $17,126,000 and $16,153,000, respectively.

In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2010. As of September 30, 2009, the Company had an unused revolving line of credit totaling $5,000,000 that matures on December 1, 2009 with an interest rate at Prime Rate plus 0.5% per annum. As of September 30, 2009, the Company was in compliance with the financial covenants associated with the line of credit.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.4% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 30.7% of Ablecom and Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 5.2% of Ablecom, while Steve Liang and other family members own approximately 47.1% of Ablecom at September 30, 2009.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company made payments for tooling assets of $0 and $11,000 to Ablecom during the three months ended September 30, 2009 and 2008, respectively.

Under the distribution agreement, Ablecom purchases server products from the Company for distribution in Taiwan. The Company believes that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $27,262,000 and $31,673,000, and sold products to Ablecom totaling approximately $1,701,000 and $1,531,000, for the three months ended September 30, 2009 and 2008, respectively.

Amounts owed to the Company by Ablecom as of September 30, 2009 and June 30, 2009, were approximately $286,000 and $280,000, respectively. Amounts owed to Ablecom by the Company as of September 30, 2009 and June 30, 2009, were approximately $29,882,000 and $21,455,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 53 and 111 days of invoice. For the three months ended September 30, 2009 and 2008, the Company paid approximately $484,000 and $520,000 in tooling assets and miscellaneous costs to Ablecom which included the $0 and $11,000, respectively, of tooling for the blade servers referred to above.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $43,409,000 and $21,578,000 at September 30, 2009 and June 30, 2009, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Income Taxes

The Company recorded provisions for income taxes of $2,496,000 and $4,649,000 for the three months ended September 30, 2009 and 2008, respectively. The effective tax rates for the three months ended September 30, 2009 and 2008 were approximately the same.

As of September 30, 2009, the Company had a liability for gross unrecognized tax benefits of $4,615,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three months ended September 30, 2009, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

At September 30, 2009, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $491,000. During the three months ended September 30, 2009, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company files U.S. federal, U.S. state, and foreign income tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year beginning July 1, 2003.

In connection with the regular examination of the Company’s California tax returns for the fiscal years ended June 30, 2002 and 2003 the Franchise Tax Board has presented certain adjustments to the amounts reflected by the Company on those returns. The timing of the resolution and/or closure on audits is expected to be in the fourth quarter of fiscal year 2010. The Company does not believe that its unrecognized tax benefits will materially change in the next 12 months.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14. Commitments and Contingencies

Litigation and Claims — The Company has been a defendant in a lawsuit with Digitechnic, S.A. (“Digitechnic”), a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial Court found in favor of Digitechnic and awarded damages totaling $1,178,000. The Company accrued for these damages in its consolidated financial statements as of June 30, 2004, as the best estimate of its loss in this situation. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded $11,000 to the Company for legal expenses. Accordingly, the Company reversed the $1,178,000 accrued in fiscal 2005. Digitechnic appealed the Paris Court of Appeals decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. In October 2009, the Paris Court of Appeals awarded damages of approximately $1,089,000 against the Company. A provision of $1,089,000 for litigation loss was recorded in the three months ended September 30, 2009. The Company has four months to respond to the Paris Court of Appeals’ decision and is evaluating the option to appeal the case to the French Supreme Court.

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

Lease Commitments — The Company leases offices and equipment under non-cancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the three months ended September 30, 2009 and 2008, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2009	2008
Net sales:
United States	$93,605	$95,367
United Kingdom	4,898	5,980
Germany	6,837	7,546
China	8,709	5,417
Rest of Europe	18,523	16,525
Rest of Asia	11,275	10,762
Other	4,674	2,454

	$148,521	$144,051

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Amount	Percent of Revenues	Amount	Percent of Net Sales
Server systems	$51,172	34.5%	$55,794	38.7%
Subsystems and accessories	97,349	65.5%	88,257	61.3%

Total	$148,521	100.0%	$144,051	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company.

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

Overview

We design, develop, manufacture and sell application optimized, high performance server solutions based on an innovative, modular and open-standard x86 architecture. Our solutions include a range of complete rackmount and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $51.2 million and $55.8 million for the three months ended September 30, 2009 and 2008, respectively, and net sales of subsystems and accessories were $97.3 million and $88.3 million for the three months ended September 30, 2009 and 2008, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $148.5 million and $144.1 million for the three months ended September 30, 2009 and 2008, respectively. Our net income was $3.9 million and $7.2 million for the three months ended September 30, 2009 and 2008, respectively. Our decline in profitability in the three months ended September 30, 2009 was primarily attributable to a reduction in our gross profit as a percentage of net sales as a result of lower net sales of server solutions and an increase in operating expenses of $1.1 million for a provision for litigation loss related to the Digitechnic lawsuit (see Note 14 of Notes to Condensed Consolidated Financial Statements).

We sell our server systems and systems primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 68.1% and 62.6% of our net sales from products sold to distributors, and 31.9% and 37.4% from sales to OEMs and to end customers for the three months ended September 30, 2009 and 2008, respectively. None of our customers accounted for 10% or more of our net sales in three months ended September 30, 2009 and 2008. We derived approximately 63.0% and 66.2% of our net sales from customers in the United States for the three months ended September 30, 2009 and 2008, respectively. We derived approximately 37.0% and 33.8% of our net sales from customers outside the United States for the three months ended September 30, 2009 and 2008, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 5.8% and 5.6% of our net sales for the three months ended September 30, 2009 and 2008, respectively.

We use several suppliers and contract manufacturers to design and manufacture subsystems and accessories in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. This arrangement enables us to maintain our cost structure and to benefit from our suppliers’ and contract manufacturers’ research and development and economies of scale.

One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three months ended September 30, 2009 and 2008, our purchases from Ablecom represented approximately 22.0% and 27.3% of our cost of sales, respectively. The decrease in percentage of cost of sales was primarily related to higher product mix of subsystems and accessories which were purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the first quarter of fiscal 2010:

•

We generated cash flows from operations of $9.7 million and $12.7 million during the three months ended September 30, 2009 and 2008, respectively. Our cash and cash equivalents, together with our investments, were $85.2 million at the end of the first quarter of fiscal 2010, compared with $85.0 million at the end of fiscal year 2009.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the first quarter of fiscal 2010 was 30 days, compared with 34 days at the end of fiscal year 2009.

•

Our inventory balance was $100.1 million at the end of the first quarter of fiscal year 2010, compared with $90.0 million at the end of fiscal year 2009. Days sales of inventory (“DSI”) at the end of the first quarter of fiscal year 2010 was 71 days, compared with 76 days at the end of fiscal year 2009. Our purchase commitments with contract manufacturers and suppliers were $83.2 million at the end of the first quarter of fiscal year 2010 and $52.1 million at the end of fiscal year 2009.

We believe that our cash position, our balance sheet, our visibility into our supply chain and our financing capabilities provide a key competitive advantage and position us well to manage through the current economic downturn.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2010, for example, refer to the fiscal year ending June 30, 2010.

Revenues and Expenses

Net sales. Net sales consist of sales of our server solutions, including server systems, subsystems and accessories. The main factors which impact our net sales are unit volumes shipped and average selling prices. The prices for server systems range widely depending upon the configuration, and the prices for our subsystems and accessories vary based on the type. As with most electronics-based products, average selling prices typically are highest at the time of introduction of new products which utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products.

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales, as a percentage of net sales, is generally lower on server systems than on subsystems and accessories. Because we do not have long-term fixed supply agreements, our cost of sales is subject to change based on market conditions.

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

Provision for litigation loss. Loss from litigation relates to an action filed in France by Digitechnic, S.A., a former customer, alleging that certain products purchased from us were defective. In September 2003, the court found in favor of Digitechnic and awarded damages totaling $1.2 million. In February 2005, the court of appeals dismissed the claims. Digitechnic appealed the decision to the French supreme court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the three months ended September 30, 2009. The Company has four months to respond to the Paris Court of Appeals’ decision and is evaluating the option to appeal the case to the French Supreme Court.

Interest and other income, net. Interest and other income, net represents the net of our interest income on investments or interest expense on the building loans for our owned facilities offset by interest earned on our cash balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to tax benefit of tax exempt interest income, research and development tax credits and the domestic production activities deduction.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices. Credits that we issued pursuant to these provisions were $80,000 and $94,000 for the three months ended September 30, 2009 and 2008, respectively. We do not commit to future price reductions with any of our customers.

We have an immaterial amount of service revenue relating to non-warranty repairs, which is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Cooperative marketing accruals. We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria. We accrue the cooperative marketing costs based on these arrangements and our estimate for resellers’ claims for marketing activities. We record marketing costs meeting such specified criteria within sales and marketing expenses in the accompanying condensed consolidated statements of operations. For those marketing costs that do not meet the specified criteria, the amounts are recorded as a reduction to sales in the accompanying condensed consolidated statements of operations.

Impairment of short-term and long-term investments. Impairment of short-term and long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. We have used a discounted cash flow model to estimate the fair value of these investments as of September 30, 2009 and June 30, 2008. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 2% to 4% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. As of September 30, 2009 and June 30, 2009 we have recorded an accumulative unrealized loss of $596,000 and $801,000, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $3.4 million as of September 30, 2009, compared with $3.6 million as of June 30, 2009. The provision for warranty reserve was $1.6 million and $2.0 million in the three months ended September 30, 2009 and 2008, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $0.3 million decrease and $0.3 million increase in the three months ended September 30, 2009 and 2008, respectively. As we experienced a decrease in cost of warranty claims in the three months ended September 30, 2009 compared with our historical experience, the provision for warranty reserve decreased $0.5 million compared to the three months ended September 30, 2008. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. In the three months ended September 30, 2009 and 2008, the historical analysis of sales of previously written down inventory was such that we decreased our estimate for reserving excess and obsolete inventory. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $0.3 million and $0.6 million in the three months ended September 30, 2009 and 2008, respectively.

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

We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. See Note 13 of Notes to Condensed Consolidated Financial Statements for the impact on our condensed consolidated financial statements.

Stock-based compensation. Effective July 1, 2006, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Prior to July 1, 2006, we have recorded compensation expense for stock options with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the three months ended September 30, 2009 and 2008, was $0.1 million and $0.2 million, respectively. Since July 1, 2006, the Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense for options granted to employees after July 1, 2006, was $1.5 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $11.8 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.69 years. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and exercise behavior. The expected volatility is based on a combination of the implied and historical volatility of our relevant peer group. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Variable interest entities. We have analyzed our relationship with Ablecom and its subsidiaries and we have concluded that Ablecom is a variable interest entity in accordance with applicable accounting standards and guidance; however, we are not the primary beneficiary of Ablecom and therefore, we do not consolidate Ablecom. In performing our analysis, we considered our explicit arrangements with Ablecom including the supplier and distributor arrangements. Also, as a result of the substantial related party relationship between the two companies, we considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests in Ablecom from suffering losses. We determined that no implicit arrangements exist with Ablecom or its shareholders. Such an arrangement would be inconsistent with the fiduciary duty that we have towards our stockholders who do not own shares in Ablecom.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	83.5	80.7

Gross profit	16.5	19.3

Operating expenses:
Research and development	5.8	5.6
Sales and marketing	3.1	3.3
General and administrative	2.6	2.2
Provision for litigation loss	0.7	—

Total operating expenses	12.2	11.1

Income from operations	4.3	8.2
Interest income	—	0.2
Interest expense	—	(0.2)

Income before income tax provision	4.3	8.2
Income tax provision	1.7	3.2

Net income	2.6%	5.0%

Comparison of Three Months Ended September 30, 2009 and 2008

Net sales. Net sales increased by $4.5 million, or 3.1%, to $148.5 million from $144.1 million, for the three months ended September 30, 2009 and 2008, respectively. This increase was due primarily to an increase in the average selling price of server system, subsystems and accessories, partially offset by a decrease in unit volumes of server systems and an increase in subsystems and accessories revenue resulting from increasing in the sales to distributors and resellers. For the three months ended September 30, 2009, the approximate number of server system units sold decreased 17.8% to 37,000 compared to 45,000 for the three months ended September 30, 2008. The average selling price of server system units increased 7.7% to approximately $1,400 in the three months ended September 30, 2009 compared to approximately $1,300 in the three months ended September 30, 2008. The average selling prices of our server systems increased principally due to higher average selling prices of 6000 Series configuration of servers. Sales of server systems decreased by $4.6 million or 8.3% from the three months ended September 30, 2008 to the three months ended September 30, 2009, primarily due to lower sales to OEM and end customers. Sales of server systems represented 34.5% of our net sales for the three months ended September 30, 2009 as compared to 38.7% of our net sales for the three months ended September 30, 2008. We believe that the increase in our net sales in the three months ended September 30, 2009 was primarily attributable to the continuing improvement in the global economy. For the three months ended September 30, 2009 and 2008, we derived approximately 68.1% and 62.6%, respectively, of our net sales from products sold to distributors and we derived approximately 31.9% and 37.4%, respectively, from sales to OEMs and to end customers. For the three months ended September 30, 2009, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 63.0%, 13.5%, 4.6% and 15.8%, of our net sales, respectively, as compared to 66.2%, 11.3%, 5.2% and 15.6%, respectively, for the three months ended September 30, 2008.

Cost of sales. Cost of sales increased by $7.8 million, or 6.7%, to $124.0 million from $116.2 million, for the three months ended September 30, 2009 and 2008, respectively. Cost of sales as a percentage of net sales was 83.5% and 80.7% for the three months ended September 30, 2009 and 2008, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales offset in part by a decrease of $0.7 million in freight-in charges and a decrease of $0.5 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to a decrease in standard gross margin as a result of lower margins across our product lines as we grew market share during the economic downturn. In the three months ended September 30, 2009, we recorded a $1.6 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $2.0 million, or 1.4% of net sales, in the three months ended September 30, 2008. The decrease in the provision for warranty reserve was primarily due to lower repair costs in the three months ended September 30, 2009. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $0.5 million, or 6.7%, to $8.6 million from $8.1 million for the three months ended September 30, 2009 and 2008, respectively. Research and development expenses were 5.8% and 5.6% of net sales for the three months ended September 30, 2009 and 2008, respectively. The increase in absolute dollars and percentage of net sales was primarily due to a decrease of $0.5 million in non-recurring engineering funding from certain suppliers and an increase of $0.4 million in compensation and benefits resulting from growth in research and development personnel.

Research and development expenses include stock-based compensation expense of $0.7 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel.

Sales and marketing expenses. Sales and marketing expenses decreased by $0.2 million, or 4.7%, to $4.5 million from $4.8 million, for the three months ended September 30, 2009 and 2008, respectively. Sales and marketing expenses were 3.1% and 3.3% of net sales for the three months ended September 30, 2009 and 2008, respectively. The decrease in absolute dollars was primarily due to a decrease of $0.3 million in cooperative marketing funding to customers offset in part by a decrease of $0.2 million in cooperative marketing funding from vendors.

Sales and marketing expenses include stock-based compensation expense of $0.2 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively.

General and administrative expenses. General and administrative expenses increased by $0.6 million, or 20.4%, to $3.8 million from $3.1 million, for the three months ended September 30, 2009 and 2008, respectively. General and administrative expenses were 2.6% and 2.2% of net sales for three months ended September 30, 2009 and 2008, respectively. The increase in absolute dollar and percentage of net sales was primarily due to an increase of $0.3 million in compensation and benefits.

General and administrative expenses include stock-based compensation expense of $0.5 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively.

Provision for litigation loss. Loss from litigation increased to $1.1 million from $0, for the three months ended September 30, 2009 and 2008, respectively. The increase was related to the Digitechnic lawsuit. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. (See to Note 14 of Notes to Condensed Consolidated Financial Statements.)

Interest and other expense, net. Interest and other expense, net changed by $0.1 million, to $0.1 million of expense from $19,000 of expense, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, respectively, of which $0.1 million and $0.2 million was interest expense for the three months ended September 30, 2009 and 2008, respectively. The net change was primarily due to lower interest expense as the Company paid off our outstanding building loans in July and August 2009.

Provision for income taxes. Provision for income taxes was $2.5 million and $4.6 million for the three months ended September 30, 2009 and 2008, respectively. The effective tax rate was 39.3% for the three months ended September 30, 2009 and 2008.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short-term investments were $74.0 million and $70.6 million as of September 30, 2009 and June 30, 2009, respectively.

Operating Activities. Net cash provided by operating activities was $9.7 million and $12.7 million for the three months ended September 30, 2009 and 2008, respectively. Net cash provided by our operating activities for the three months ended September 30, 2009 was primarily due to our net income of $3.9 million, an increase in accounts payable of $12.9 million, an increase in prepaid income taxes of $2.2 million and stock-based compensation expense of $1.5 million, which was substantially offset by an increase in inventory of $10.3 million and an increase in accounts receivable of $5.4 million. The increase for the three months ended September 30, 2009 in accounts receivable was primarily due to higher net sales during the three months ended September 30, 2009. The increase for the three months ended September 30, 2009 in inventory, accounts payable and accrued liabilities was due to an increase demand from a recovering economy and support to new products.

Net cash provided by our operating activities for the three months ended September 30, 2008 was primarily due to our net income of $7.2 million, an increase in accounts payable of $6.1 million, an increase in accrued liabilities of $4.8 million, an increase in prepaid income taxes of $4.5 million, a decrease in accounts receivable of $1.7 million, an allowance for sales returns of $1.6 million and stock-based compensation expense of $1.2 million which was substantially offset by an increase in inventory of $ 15.7 million. The decreases for the three months ended September 30, 2008 in accounts receivable and sales returns were primarily due to lower net sales during the period and timing of customer payment. The increase for the three months ended September 30, 2008 in inventory was to support our growth and new product introductions. The increases for the three months ended September 30, 2008 in accounts payable and accrued liabilities were primarily due to the timing of inventory received, payments to our vendors and an increase in cooperative marketing accruals to our customers.

Investing activities. Net cash provided by (used in) our investing activities was $2.8 million and ($0.6) million for the three months ended September 30, 2009 and 2008, respectively. In the three months ended September 30, 2009, the redemption at par of investments in auction rate securities of $3.4 million was offset in part by the purchase of property, plant and equipment of $0.7 million. In the three months ended September 30, 2008, $1.4 million was related to the purchase of property, plant and equipment offset in part by the redemption of investments in auction rate securities of $0.9 million. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We expect to continue to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business.

Financing activities. Net cash provided by (used in) our financing activities was ($9.1) million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively. In the three months ended September 30, 2009 and 2008, $0.7 million and $1.0 million, respectively, was related to the proceeds from exercise of stock options. We repaid $10.0 million and $0.1 million in loans for the three months ended September 30, 2009 and 2008, respectively.

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

Other factors affecting liquidity and capital resources

As of September 30, 2009, we had an unused revolving line of credit totaling $5.0 million that matures on December 1, 2009 with an interest rate at Prime Rate plus 0.5% per annum. As of September 30, 2009, we were in compliance with the financial covenants associated with the line of credit.

In addition, we have historically paid our contract manufacturers within 40 to 76 days of invoice and Ablecom between 53 and 111 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of September 30, 2009 and June 30, 2008 amounts owed to Ablecom by us were approximately $29.9 million and $21.5 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $9.5 million over the next 5.8 years as of September 30, 2009. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a restricted asset as of September 30, 2009.

In March 2008, we posted a bond in the amount of $3.1 million required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14 of Notes to Condensed Consolidated Financial Statements). The bond was collateralized by an irrevocable standby letter of credit totaling $1.5 million. This amount has been classified as a restricted asset as of September 30, 2009.

As of September 30, 2009, we held approximately $11.5 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at September 30, 2009. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2009, $11.2 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.4 million of auction rate student loans was classified as a short-term available-for-sale investment because the stated maturity for this security occurs in June 2010. Based on our assessment of fair value for the three months ended September 30, 2009, we have recorded an accumulated unrealized loss of $0.6 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent to hold these investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During the three months ended September 30, 2009, approximately $3.4 million of these auction rate securities were redeemed at par.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2009:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$1,957	$4,026	$4,011	$2,461	$12,455
Capital leases, including interest	43	50	13	—	106
License arrangement	614	911	911	114	2,550
Purchase commitments	83,224	—	—	—	83,224

Total	$85,838	$4,987	$4,935	$2,575	$98,335

The table above excludes liabilities for deferred rent of $0.9 million, deferred revenue for warranty services of $1.1 million and unrecognized tax benefits and related interest and penalties accrual of $4.6 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements are due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2009, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We had $10.0 million of indebtedness under our credit facilities as of June 30, 2009, and no indebtedness under our credit facilities as of September 30, 2009. We paid off the building loans in July and August 2009 totaling $10.2 million including a prepayment penalty of $0.2 million.

Liquidity Risk

As of September 30, 2009, we held approximately $11.5 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at September 30, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2009, $11.2 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.4 million of auction rate student loans was classified as a short-term available-for-sale investment because the stated maturity for this security occurs in June 2010. Based on our assessment of fair value for the three months ended September 30, 2009, we have recorded an accumulated unrealized loss of $0.6 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three months ended September 30, 2009, approximately $3.4 million of these auction rate securities were redeemed at par.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) for the three months ended September 30, 2009 and 2008 were ($16,000) and $19,000, respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to a suit brought by Digitechnic, S.A. which was filed in the Bobigny Commercial Court in Paris, in 1999. The claims involve allegations of damages stemming from allegedly defective products. In September 2003, the Bobigny Commercial Court awarded damages of approximately $1.2 million against us. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded costs to us. Digitechnic appealed the decision to the French Supreme Court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, we posted a bond in the amount of $3.1 million required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1.5 million. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the three months ended September 30, 2009. The Company has four months to respond to the Paris Court of Appeals’ decision and is evaluating the option to appeal the case to the French Supreme Court.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2009 have not materially changed. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

Although we have been operating since 1993, our significant growth in revenues over time makes it difficult to evaluate our current business and future prospects. You must consider our business and prospects in light of the risks and difficulties we encounter as a rapidly growing technology company in a very competitive market. These risks and difficulties include, but are not limited to, the risks identified in this section and in particular the following factors:

•	our focus on a single market, the market for application optimized server systems, subsystems and accessories;

•	our increasing focus on the sales of server systems as compared to subsystems and accessories;

•	the success of our blade server systems, which were first introduced in September 2007;

•	the difficulties we face in managing rapid growth in personnel and operations;

•	the timing and success of new products and new technologies introduced by us and our competitors;

•	our ability to build brand awareness in a highly competitive market; and

•	our ability to market new and existing products on our own and with our partners.

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

As our business continues to grow, we believe that our quarterly operating results will be subject to greater fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results in the future include:

•	our ability to attract new customers, retain existing customers and increase sales to such customers;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

•	variability of our margins based on the mix of server systems, subsystems and accessories we sell;

•	variability of operating expenses as a percentage of net sales;

•	the timing of the introduction of new products by leading microprocessor vendors and other suppliers;

•	our ability to introduce new and innovative server solutions that appeal to our customers;

•	our ability to address technology issues as they arise, improve our products’ functionality and expand our product offerings;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors;

•	mix of whether customer purchases are of full systems or subsystems and accessories and whether made directly or through indirect sales channels;

•	fluctuations based upon seasonality;

•	the rate of expansion, domestically and internationally;

•	the effectiveness of our sales force and the efforts of our distributors;

•	the effect of mergers and acquisitions among our competitors, suppliers or partners;

•	general economic conditions in our geographic markets; and

•	impact of regulatory changes on our cost of doing business.

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

The success of our business depends on the continued adoption of application optimized server solutions by businesses for running their critical business applications. The market for application optimized server solutions has begun to develop in recent years. As the market for general purpose servers has grown and matured, leading general purpose server vendors have focused on providing a limited range of models that could be mass produced, thereby creating an opportunity for the development of a market focused on more application optimized servers. This new market has been marked by frequent introductions of new technologies and products. Many of these technologies and products have not yet gained, and may not gain, significant customer acceptance. We expect to devote significant resources to identifying new market trends and developing products to meet anticipated customer demand for application optimized server solutions. Ultimately, however, customers may not purchase application optimized server solutions and instead select general purpose lower-cost server, subsystems and accessories. We are also part of a broader market for server solutions and demand for these server solutions may decline or fail to grow as we expect. Accordingly, we can not assure you that demand for the type of server solutions we offer and plan to offer will continue to develop as we anticipate, or at all.

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

Our principal competitors include global technology companies such as Dell, Inc., Hewlett-Packard Company, International Business Machines Corporation and Intel. In addition, we also compete with a number of smaller vendors who also sell application optimized servers and original design manufacturers, or ODMs, such as Quanta Computer Incorporated. ODMs sell server solutions marketed or sold under a third party brand.

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

Historically, a substantial majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for approximately 68.1% and 62.6% of our net sales in the three months ended September 30, 2009 and 2008, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions. The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three months ended September 30, 2009 and 2008, we recorded inventory write-downs charged to cost of sales of $0.3 million and $0.6 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented approximately 22.0% and 27.3% of our cost of sales for the three months ended September 30, 2009 and 2008, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own approximately 30.7% of Ablecom’s outstanding common stock. Charles Liang served as a director of Ablecom during our fiscal 2006, but is not currently serving in such capacity. In addition, Yih-Shyan (Wally) Liaw, our Vice President of International Sales and Secretary, and a director, and his wife jointly own approximately 5.2% of Ablecom’s outstanding common stock, and collectively, Mr. Charles Liang, Ms. Liang, Mr. Liaw, Mr. Steve Liang and relatives of these individuals own over 83.0% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders, and Mr. Liaw, as an officer, director and significant stockholder, of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed.

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.4% of our outstanding common stock as of September 30, 2009. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

As of September 30, 2009, we held approximately $11.5 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BBB at September 30, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2009, $11.2 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.4 million of auction rate student loans was classified as a short-term available-for-sale investment because the stated maturity for this security occurs in September 2010.

Based on our assessment of fair value for the three months ended September 30, 2009, we have recorded an accumulated unrealized loss of $0.6 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During the three months ended September 30, 2009, approximately $3.4 million of these auction rate securities were redeemed at par.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of September 30, 2009, we had approximately 35.2 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including approximately 10.8 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 1.9 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of November 2, 2009, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 38.2 percent of our common stock outstanding, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2009.

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

SUPER MICRO COMPUTER, INC.

Date: November 9, 2009	/s/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2009	/s/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)