Form 10-Q
period 2009-12-31
Super Micro Computer, Inc.
filed 2010-02-08
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of January 31, 2010 there were 35,911,598 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$82,275	$70,295
Short-term investments	445	347
Accounts receivable, net of allowances of $1,188 and $1,068 at December 31, 2009 and June 30, 2009, respectively (including amounts receivable from a related party of $452 and $280 at December 31, 2009 and June 30, 2009, respectively)	54,897	45,709
Inventory, net	134,283	90,044
Restricted assets-current	1,540	—
Deferred income taxes-current	8,920	8,644
Prepaid income taxes	608	3,256
Prepaid expenses and other current assets	1,947	1,723

Total current assets	284,915	220,018
Long-term investments	6,204	14,355
Property, plant and equipment, net	44,822	44,960
Deferred income taxes-noncurrent	1,494	1,917
Restricted assets-noncurrent	228	1,766
Other assets	135	119

Total assets	$337,798	$283,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $40,353 and $21,455 at December 31, 2009 and June 30, 2009, respectively)	$112,624	$73,532
Accrued liabilities	17,837	13,918
Income taxes payable	1,105	—
Advances from receivable financing arrangements	1,426	1,220
Current portion of capital lease obligations	37	42
Current portion of long-term debt	—	319

Total current liabilities	133,029	89,031
Long-term capital lease obligations-net of current portion	50	66
Long-term debt-net of current portion	—	9,675
Other long-term liabilities	6,485	5,741

Total liabilities	139,564	104,513
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 36,313,242 and 35,218,284 and outstanding shares: 35,868,214 and 34,773,256 at December 31, 2009 and June 30, 2009, respectively	89,512	81,893
Deferred stock-based compensation	—	(110)
Treasury stock (at cost), 445,028 shares at December 31, 2009 and June 30, 2009	(2,030)	(2,030)
Accumulated other comprehensive loss	(385)	(801)
Retained earnings	111,137	99,670

Total stockholders’ equity	198,234	178,622

Total liabilities and stockholders’ equity	$337,798	$283,135

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales (including related party sales of $2,380 and $1,228 in the three months ended December 31, 2009 and 2008, respectively, and $4,081 and $2,759 in the six months ended December 31, 2009 and 2008, respectively)	$181,977	$128,565	$330,498	$272,616
Cost of sales (including related party purchases of $40,235 and $23,869 in the three months ended December 31, 2009 and 2008, respectively, and $67,497 and $55,542 in the six months ended December 31, 2009 and 2008, respectively)	151,668	104,473	275,680	220,688

Gross profit	30,309	24,092	54,818	51,928

Operating expenses:
Research and development	8,754	8,961	17,381	17,046
Sales and marketing	5,138	4,292	9,672	9,048
General and administrative	4,050	3,565	7,849	6,720
Provision for litigation loss	—	—	1,089	—

Total operating expenses	17,942	16,818	35,991	32,814

Income from operations	12,367	7,274	18,827	19,114
Interest income	26	154	58	372
Interest expense	(90)	(265)	(223)	(502)

Income before income tax provision	12,303	7,163	18,662	18,984
Income tax provision	4,699	1,817	7,195	6,466

Net income	$7,604	$5,346	$11,467	$12,518

Net income per common share:
Basic	$0.21	$0.15	$0.32	$0.36
Diluted	$0.19	$0.14	$0.28	$0.32
Weighted-average shares used in calculation of net income per common share:
Basic	35,539,085	34,443,233	35,242,301	33,739,629
Diluted	39,830,349	38,549,765	39,370,693	38,871,667

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$11,467	$12,518
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,238	1,688
Stock-based compensation expense	3,238	2,545
Excess tax benefits from stock-based compensation	(1,116)	—
Allowance for doubtful accounts	204	365
Allowance for sales returns	2,013	2,481
Provision for inventory	1,150	327
Loss on disposal of property, plant and equipment	—	18
Deferred income taxes	(123)	131
Gain on short-term investments	(1)	—
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(172) and $547 during the six months ended December 31, 2009 and 2008, respectively)	(11,405)	7,068
Inventories	(45,389)	(3,786)
Prepaid expenses and other assets	(344)	(1,532)
Accounts payable (including changes in related party balances of $18,898 and $3,682 during the six months ended December 31, 2009 and 2008, respectively)	38,771	(14,756)
Prepaid income taxes/income taxes payable	6,160	703
Accrued liabilities	3,919	2,170
Other long-term liabilities	744	50

Net cash provided by operating activities	11,526	9,990

INVESTING ACTIVITIES:
Restricted assets	(2)	(41)
Proceeds from investments	8,740	850
Purchases of property, plant and equipment	(1,675)	(2,517)

Net cash provided by (used in) investing activities	7,063	(1,708)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,084	1,735
Excess tax benefits from stock-based compensation	1,116	—
Repayment of long-term debt	(9,994)	(140)
Payment of obligations under capital leases	(21)	(38)
Advances under receivable financing arrangements	206	763
Payments to acquire treasury stock	—	(1,786)

Net cash provided by (used in) financing activities	(6,609)	534

Net increase in cash and cash equivalents	11,980	8,816
Cash and cash equivalents at beginning of period	70,295	51,481

Cash and cash equivalents at end of period	$82,275	$60,297

Supplemental disclosure of cash flow information:
Cash paid for interest	$224	$502
Cash paid for taxes	$793	$5,182
Non-cash investing and financing activities:
Reversal of deferred stock-based compensation for cancellation of stock options	$—	$3
Accrued costs for property, plant and equipment purchases	$768	$313
Changes in fair values of investments	$686	$(699)

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization

Super Micro Computer, Inc. was incorporated in 1993. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has wholly owned subsidiaries in the Netherlands, Taiwan, Cayman Islands and California, United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Super Micro Computer, Inc. pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively “Super Micro” or the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2009 included in its Annual Report on Form 10-K, as filed on August 31, 2009 with the SEC (the “Annual Report”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2010.

Principles of Consolidation

The condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 8, 2010, the date of issuance of the unaudited condensed consolidated financial statements. During this period the Company did not have any material subsequent events.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires participating securities, such as unvested restricted stock awards containing nonforfeitable rights to receive dividends, whether paid or unpaid, to be included in the computation of earnings per share pursuant to the two-class method. The two-class method requires entities to allocate both distributed and undistributed earnings to common shareholders and holders of participating securities. All prior period earnings per share data is required to be adjusted retrospectively to conform with the new guidance. The impact of the Company’s adoption of this standard in the three and six months ended December 31, 2009 and 2008 is described in Note 6.

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

In October 2009, the FASB issued authoritative guidance on revenue recognition, which is effective prospectively for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The new guidance modifies the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact, if any, of this guidance on its consolidated financial position and results of operations.

In January 2010, the FASB issued authoritative guidance on Fair Value Measurements and Disclosures — Improving Disclosures About Fair Value Measurements. The new guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Note 4. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increases on July 1 each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company in January 2007. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three and six months ended December 31, 2009, the Company granted options for the purchase of 573,680 and 679,890 shares under the 2006 Plan. At December 31, 2009, 1,312,715 shares of common stock are available for future grant.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Expected Volatility — Expected volatility is based on a combination of the implied and historical volatility for its peer group and the Company’s historical volatility for the stock options granted prior to September 30, 2009. For stock options granted after September 30, 2009, expected volatility is based solely on the Company’s historical volatility.

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

The fair value of stock option grants for the three and six months ended December 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Risk-free interest rate	2.10%	2.37%	2.10%	2.37% - 3.09%
Expected life	4.06 years	4.35 years	4.06 years	4.35 years
Dividend yield	0%	0%	0%	0%
Volatility	53.54%	55.22%	53.54% - 55.01%	48.16% - 55.22%
Weighted-average fair value	$3.64	$2.85	$3.62	$3.00

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2009 and 2008 (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Cost of sales	$158	$143	$302	$276
Research and development	756	645	1,426	1,196
Sales and marketing	247	197	453	388
General and administrative	550	351	1,057	685

Stock-based compensation expense	$1,711	$1,336	$3,238	$2,545

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $562,000 and $1,116,000 of excess tax benefits in the three and six months ended December 31, 2009, respectively, and had no excess tax benefits in the three and six months ended December 31, 2008 for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option and Awards Activity

The following table summarizes stock option activity during the six months ended December 31, 2009 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2009	12,672,645	$5.17	6.17	$40,760
Granted	679,890	$8.29
Exercised	(778,360)	$2.68
Forfeited or cancelled	(54,372)	$7.24

Outstanding at December 31, 2009	12,519,803	$5.48	5.98	$72,728
Vested and expected to vest at December 31, 2009	11,890,286	$5.37	5.82	$70,428
Exercisable at December 31, 2009	8,496,607	$4.47	4.60	$58,415

The total intrinsic value of options exercised was $3,239,000 and $4,887,000 for the three and six months ended December 31, 2009, respectively, and $10,334,000 and $25,996,000 for the three and six months ended December 31, 2008, respectively. Stock-based compensation expense in the three and six months ended December 31, 2009 was $1,671,000 and $3,128,000, respectively, and $1,193,000 and $2,232,000 for the three and six months ended December 31, 2008, respectively. As of December 31, 2009, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was approximately $12,057,000, which will be recognized over a weighted-average vesting period of approximately 2.17 years.

The weighted-average fair value per share of options granted during fiscal year 2005 and 2006, and accounted for using the intrinsic value measurement was $4.58. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). The Company amortized $40,000 and $110,000 of stock-based compensation in the three and six months ended December 31, 2009, respectively, and $143,000 and $313,000 in the three and six months ended December 31, 2008, respectively. At December 31, 2009, the Company had fully amortized the deferred stock-based compensation related to these options.

The following table summarizes the Company’s restricted stock award activity for the six months ended December 31, 2009:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2009	1,172,121	$9.39
Granted	—	—
Vested	(316,598)	$8.32
Forfeited	—	—

Nonvested stock at December 31, 2009	855,523	$9.79

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The intrinsic value of restricted stock awards vested was $718,000 and $2,633,000 for the three and six months ended December 31, 2009, respectively, and $0 for both the three and six months ended December 31, 2008. The total intrinsic value of the outstanding restricted stock awards was $8,376,000 as of December 31, 2009. There is no incremental fair value to be recognized as compensation expense in connection with the restricted stock awards of 855,523 shares.

Note 5. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$7,604	$5,346	$11,467	$12,518
Unrealized gains or (losses) on investments, net of taxes	211	(332)	416	(425)

Total comprehensive income	$7,815	$5,014	$11,883	$12,093

Note 6. Net Income Per Common Share

The Company’s restricted share awards subject to repurchase and settled in shares of common stock upon vesting have the nonforfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per common share is determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Diluted net income per common share also considers the dilutive effect of in-the-money stock options, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the options were exercised during the period.

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Basic net income per common share calculation
Net income	$7,604	$5,346	$11,467	$12,518
Less: Undistributed earnings allocated to participating securities	(196)	(152)	(323)	(247)

Net income attributable to common shares—basic	$7,408	$5,194	$11,144	$12,271

Weighted-average number of common shares used to compute basic net income per common share	35,539	34,443	35,242	33,740

Basic net income per common share	$0.21	$0.15	$0.32	$0.36

Diluted net income per common share calculation
Net income attributable to the Company	$7,604	$5,346	$11,467	$12,518
Less: Undistributed earnings allocated to participating securities	(175)	(136)	(290)	(215)

Net income attributable to common shares—diluted	$7,429	$5,210	$11,177	$12,303

Weighted-average number of common shares used to compute basic net income per common share	35,539	34,443	35,242	33,740
Dilutive effect of options to purchase common stock	4,291	4,107	4,129	5,132

Weighted-average number of common shares used to compute diluted net income attributable the Company per common share	39,830	38,550	39,371	38,872

Diluted net income per common share	$0.19	$0.14	$0.28	$0.32

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of the adoption of the guidance for determining whether instruments granted in share-based payment transactions are participating securities, basic net income per common share has been recast from $0.16 to $0.15 and $0.37 to $0.36 for the three and six months ended December 31, 2008, respectively. All other basic and diluted net income per common share amounts presented were not impacted by the adoption of this standard.

For the three and six months ended December 31, 2009 and 2008, the Company had stock options outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 3,458,000 and 4,311,000 for the three and six months ended December 31, 2009, respectively, and 4,240,000 and 3,840,000 for the three and six months ended December 31, 2008, respectively.

Note 7. Balance Sheet Components (in thousands)

Inventories:

	December 31, 2009	June 30, 2009
Finished goods	$94,848	$60,012
Work in process	3,223	794
Purchased parts and raw materials	36,212	29,238

Total inventories, net	$134,283	$90,044

The Company recorded a provision (benefit) for excess and obsolete inventory totaling $884,000 and $1,150,000 in the three and six months ended December 31, 2009, respectively, and $(248,000) and $327,000 in the three and six months ended December 31, 2008, respectively. The benefit for excess and obsolete inventory in the three months ended December 31, 2008 was primarily from the sale of previously reserved inventory.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, Plant and Equipment:

	December 31, 2009	June 30, 2009
Land	$19,220	$19,220
Buildings	19,108	19,108
Building and leasehold improvements	3,091	2,955
Machinery and equipment	11,654	10,218
Furniture and fixtures	2,743	2,684
Purchased software	2,037	1,679

	57,853	55,864
Accumulated depreciation and amortization	(13,031)	(10,904)

Property, plant and equipment, net	$44,822	$44,960

The cost of assets under capital leases was $272,000 as of December 31, 2009 and June 30, 2009, and related accumulated amortization was $128,000 and $100,000, respectively.

Restricted Assets:

Restricted assets consist primarily of certificates of deposits pledged as security for two irrevocable letters of credit of $121,000 and $1,540,000 as of December 31, 2009 and June 30, 2009. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14). The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000 that is subject to the cancellation in the quarter ending March 31, 2010 and has been classified as a current asset as of December 31, 2009. In October 2009, the Paris Court of Appeals awarded damages of approximately $1,089,000 against the Company. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1,055,000 in December 2009.

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Balance, beginning of period	$3,441	$3,597	$3,579	$2,920
Provision for warranty	2,049	1,660	3,609	3,673
Costs charged to accrual	(1,609)	(1,597)	(3,031)	(3,275)
Change in estimated liability for pre-existing warranties	(3)	(240)	(279)	102

Balance, end of period	$3,878	$3,420	$3,878	$3,420

Note 8. Short-term and Long-term Investments

As of December 31, 2009 and June 30, 2009, the Company held approximately $6,590,000 and $14,644,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA/Aaa or Baa at December 31, 2009 and June 30, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2009 and June 30, 2009, $6,204,000 and $14,355,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively, and the remaining $386,000 and $289,000 has been classified as a short-term available-for-sale investment, respectively, because the stated maturity for this security occurs in September and June 2010, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of December 31, 2009 and June 30, 2009. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was a temporary change in fair value of its auction rate securities of an increase of $347,000 and $686,000 during the three and six months ended December 31, 2009, respectively, and a decrease of $546,000 and $699,000 during the three and six months ended December 31, 2008, respectively, and a cumulative total decline of $635,000 and $1,321,000 as of December 31, 2009 and June 30, 2009, respectively. That amount has been recorded as a component of other comprehensive income. As of December 31, 2009 and June 30, 2009, the Company has recorded an accumulated unrealized loss of $385,000 and $801,000, net of deferred income taxes, on both long-term and short-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the financial ability and intent to hold its investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. During the three and six months ended December 31, 2009, approximately $5,300,000 and $8,740,000 of these auction rate securities were redeemed at par.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying security in active markets. Certificates of deposits are classified within Level 2 of the fair value hierarchy which is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The Company’s short-term and long-term auction rate security investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of December 31, 2009. The Company methodology for valuing these investments is the discounted cash flow model and is described in Note 8 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of December 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$45,077	$—	$—	$45,077
Certificates of deposits	—	1,829	—	1,829
Auction rate securities	—	—	6,590	6,590

Total	$45,077	$1,829	$6,590	$53,496

The above table excludes $37,196,000 of cash held by the Company. $5,990,000 and $17,978,000 of money market funds were transferred out from Level 1 to cash balance during the three and six months ended December 31, 2009, respectively, and $5,300,000 and $8,740,000 of the auction rate securities were redeemed at par and transferred into Level 1 from Level 3 during the three and six months ended December 31, 2009, respectively.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Balance as of beginning of period	$11,543	$15,103	$14,644	$16,106
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	347	(546)	686	(699)
Sales and settlements at par	(5,300)	—	(8,740)	(850)
Transfers in and/or out of Level 3	—	—	—	—

Balance as of end of period	$6,590	$14,557	$6,590	$14,557

The following is a summary of the Company’s short-term investments as of December 31, 2009 and June 30, 2009 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$59	$—	$—	$59
Auction rate security	400	—	(14)	386

Total	$459	$—	$(14)	$445

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate security	300	—	(11)	289

Total	$358	$—	$(11)	$347

The following is a summary of the Company’s long-term investments as of December 31, 2009 and June 30, 2009 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$6,825	$—	$(621)	$6,204

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$15,665	$—	$(1,310)	$14,355

Note 10. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled approximately $7,470,000 and $14,020,000 for the three and six months ended December 31, 2009, respectively, and $6,526,000 and $12,433,000 for the three and six months ended December 31, 2008, respectively. At December 31, 2009 and June 30, 2009, approximately $1,426,000 and $1,220,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.70% to 13.80% and 11.10% to 14.76% per annum, depending on the customers’ credit ratings, at December 31, 2009 and June 30, 2009, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	December 31, 2009	June 30, 2009
Building loans	$—	$9,994
Capital leases	87	108

Total	87	10,102
Current portion	(37)	(361)

Long-term portion	$50	$9,741

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. The loan is secured by the property purchased and principal and interest are payable monthly through May 1, 2029. As of June 30, 2009, the total outstanding borrowings were $3,826,00 with interest at 7.23% per annum through July 2012 and then it is adjusted every five years to equal the index of 5-Year United States Treasury Notes as publish in the Wall Street Journal plus 2.75% per annum. In August 2009, the Company repaid the loan and accrued interest for $3,981,000 including a pre-payment penalty of $153,000.

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

In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2010. As of December 31, 2009, the Company had an unused revolving line of credit totaling $5,000,000 that matures on December 15, 2010 with an interest rate at Prime Rate plus 0.5% per annum. As of December 31, 2009, the Company was in compliance with the financial covenants associated with the line of credit.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.3% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 15.5% of Ablecom while Steve Liang and other family members own approximately 41.3% of Ablecom at December 31, 2009.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. The Company made payments for engineering services of $97,000 to Ablecom during both three and six months ended December 31, 2009 and made payments for tooling assets of $0 and $11,000 to Ablecom during the three and six months ended December 31, 2008, respectively.

Under the distribution agreement, Ablecom purchases server products from the Company for distribution in Taiwan. The Company believes that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling approximately $40,235,000 and $67,497,000 and sold products to Ablecom totaling approximately $2,380,000 and $4,081,000 for the three and six months ended December 31, 2009, respectively. The Company purchased products from Ablecom totaling approximately $23,869,000 and $55,542,000 and sold products to Ablecom totaling approximately $1,228,000 and $2,759,000 for the three and six months ended December 31, 2008, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2009 and June 30, 2009, were approximately $452,000 and $280,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2009 and June 30, 2009, were approximately $40,353,000 and $21,455,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 54 and 107 days of invoice. For the three and six months ended December 31, 2009, the Company received $6,000, respectively, from Ablecom for penalty charges and paid approximately $762,000 and $1,246,000, respectively, in tooling assets and miscellaneous costs to Ablecom which included the $97,000 of engineering services for the blade servers referred to above. For the three and six months ended December 31, 2008, the Company paid approximately $465,000 and $985,000, respectively, in tooling assets and miscellaneous costs to Ablecom which included the $0 and $11,000, respectively, of tooling for the blade servers referred to above.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $36,229,000 and $21,578,000 at December 31, 2009 and June 30, 2009, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Income Taxes

The Company recorded provisions for income taxes of $4,699,000 and $7,195,000 for the three and six months ended December 31, 2009, respectively, and $1,817,000 and $6,466,000 for the three and six months ended December 31, 2008, respectively. The effective tax rates for the three and six months ended December 31, 2009 and 2008 differs from the federal and state statutory rate primarily due to the expiration of the federal research and development tax credit in the three and six months ended December 31, 2009.

As of December 31, 2009, the Company had a liability for gross unrecognized tax benefits of $4,828,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three and six months ended December 31, 2009, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

At December 31, 2009, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $496,000. During the three and six months ended December 31, 2009, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14. Commitments and Contingencies

Litigation and Claims — The Company was a defendant in a lawsuit with Digitechnic, S.A. (“Digitechnic”), a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial Court found in favor of Digitechnic and awarded damages totaling $1,178,000. The Company accrued for these damages in its consolidated financial statements as of June 30, 2004, as the best estimate of its loss in this situation. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded $11,000 to the Company for legal expenses. Accordingly, the Company reversed the $1,178,000 accrued in fiscal 2005. Digitechnic appealed the Paris Court of Appeals decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. In October 2009, the Paris Court of Appeals awarded damages of approximately $1,089,000 against the Company. A provision of $1,089,000 for litigation loss was recorded in the six months ended December 31, 2009. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1,055,000 in December 2009.

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

International net sales are based on the country to which the products were shipped. The following is a summary for the three and six months ended December 31, 2009 and 2008, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales:
United States	$104,891	$83,678	$198,496	$179,045
United Kingdom	7,060	3,766	11,958	9,746
Germany	7,642	8,227	14,479	15,773
Rest of Europe	27,203	15,901	45,726	32,426
China	11,319	3,992	20,028	9,409
Rest of Asia	17,534	9,200	28,809	19,962
Other	6,328	3,801	11,002	6,255

	$181,977	$128,565	$330,498	$272,616

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$65,469	36.0%	$52,725	41.0%	$116,641	35.3%	$108,519	39.8%
Subsystems and accessories	116,508	64.0%	75,840	59.0%	213,857	64.7%	164,097	60.2%

Total	$181,977	100.0%	$128,565	100.0%	$330,498	100.0%	$272,616	100.0%

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. We have wholly owned subsidiaries in the Netherlands, Taiwan, Cayman Islands and California, United States. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $65.5 million and $116.6 million for the three and six months ended December 31, 2009, respectively, and $52.7 million and $108.5 million for the three and six months ended December 31, 2008, respectively. Net sales of subsystems and accessories were $116.5 million and $213.9 million for the three and six months ended December 31, 2009, respectively, and $75.8 million and $164.1 million for the three and six months ended December 31, 2008, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $182.0 million and $330.5 million for the three and six months ended December 31, 2009, respectively and $128.6 million and $272.6 million for the three and six months ended December 31, 2008, respectively. Our net income was $7.6 million and $11.5 million for the three and six months ended December 31, 2009, respectively, and $5.3 million and $12.5 million for the three and six months ended December 31, 2008, respectively. Our increase in profitability in the three months ended December 31, 2009 was primarily attributable to the increase in our net sales of our subsystems and accessories and server systems offset in part by the decline in gross margins. Our decline in profitability in the six months ended December 31, 2009 was primarily attributable to a reduction in our gross profit as a percentage of net sales as a result of lower margins across our product lines as we grew market share during a time of economic recovery and an increase in operating expenses of $1.1 million for a provision for litigation loss related to the Digitechnic lawsuit (see Note 14 of Notes to Condensed Consolidated Financial Statements).

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 68.5% and 68.3% of our net sales from products sold to distributors, and 31.5% and 31.7% from sales to OEMs and to end customers for the three and six months ended December 31, 2009, respectively. We derived approximately 66.5% and 64.4% of our net sales from products sold to distributors, and 33.5% and 35.6% from sales to OEMs and to end customers for the three and six months ended December 31, 2008, respectively. None of our customers accounted for 10% or more of our net sales in the three and six months ended December 31, 2009 and 2008. We derived approximately 57.6% and 60.1% of our net sales from customers in the United States for the three and six months ended December 31, 2009, respectively, and approximately 65.1% and 65.7% of our net sales from customers in the United States for the three and six months ended December 31, 2008, respectively. We derived approximately 42.4% and 39.9% of our net sales from customers outside the United States for the three and six months ended December 31, 2009, respectively and approximately 34.9% and 34.3% of our net sales from customers outside the United States for the three and six months ended December 31, 2008.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 4.5% and 5.1% of our net sales for the three and six months ended December 31, 2009, respectively, compared to approximately 7.0% and 6.2% of out net sales for the three and six months ended December 31, 2008, respectively.

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

One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2009, our purchases from Ablecom represented approximately 26.5% and 24.5% of our cost of sales, respectively, compared to approximately 22.8% and 25.2% of our cost of sales for the three and six months ended December 31, 2008. respectively. The increase in percentage of cost of sales in the three months ended December 31, 2009 was primarily related to a higher volume of chassis purchases from Ablecom in the three months ended December 31, 2009 in order to support our growth. The decrease in percentage of cost of sales in the six months ended December 31, 2009 was primarily related to higher product mix of subsystems and accessories which were purchased from other suppliers in the six months ended December 31, 2009. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel and AMD carefully. This also impacts our research and development expenditures. For example, Intel recently introduced its Nehalem line of microprocessors in March of 2009. Our results for the quarter ended March 31, 2009 were in part adversely impacted by customer order delays in anticipation of the introduction and research and development expenditures necessary for us to prepare for the introduction. Subsequently, we benefited from the introduction with an increase in sales of these products. We also solicit input from our customers to understand their future needs as we design and develop our products.

Other Financial Highlights

The following is a summary of other financial highlights of the second quarter of fiscal year 2010:

•

We generated (used) cash flows from operations of $1.9 million and $11.6 million during the three and six months ended December 31, 2009, respectively, and $(2.7) million and $10.0 million during the three and six months ended December 31, 2008, respectively. Our cash and cash equivalents, together with our investments, were $88.9 million at the end of the second quarter of fiscal year 2010, compared with $85.0 million at the end of fiscal year 2009.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the second quarter of fiscal year 2010 was 27 days, compared with 34 days at the end of fiscal year 2009.

•

Our inventory balance was $134.3 million at the end of the second quarter of fiscal year 2010, compared with $90.0 million at the end of fiscal year 2009. Days sales of inventory (“DSI”) at the end of the second quarter of fiscal year 2010 was 71 days, compared with 76 days at the end of fiscal year 2009. Our purchase commitments with contract manufacturers and suppliers were $73.7 million at the end of the second quarter of fiscal year 2010 and $52.1 million at the end of fiscal year 2009.

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

Provision for litigation loss. Loss from litigation relates to an action filed in France by Digitechnic, S.A., a former customer, alleging that certain products purchased from us were defective. In September 2003, the court found in favor of Digitechnic and awarded damages totaling $1.2 million. In February 2005, the court of appeals dismissed the claims. Digitechnic appealed the decision to the French supreme court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the six months ended December 31, 2009. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1.1 million in December 2009.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices. Credits that we issued pursuant to these provisions were $6,000 and $86,000 for the three and six months ended December 31, 2009, respectively, and $129,000 and $223,000 for the three and six months ended December 31, 2008, respectively. We do not commit to future price reductions with any of our customers.

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

Impairment of short-term and long-term investments. Impairment of short-term and long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the security with the stated maturity less than a year, the security was classified as a short-term available-for-sale investment. We have used a discounted cash flow model to estimate the fair value of these investments as of December 31, 2009 and June 30, 2009. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 2% to 4% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. As of December 31, 2009 and June 30, 2009 we have recorded an accumulated unrealized loss of $385,000 and $801,000, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $3.9 million as of December 31, 2009, compared with $3.6 million as of June 30, 2009. The provision for warranty reserve was $2.0 million and $3.6 million in the three and six months ended December 31, 2009, respectively, and $1.7 million and $3.7 million in the three and six months ended December 31, 2008, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $3,000 decrease and $0.3 million decrease in the three and six months ended December 31, 2009, respectively and $0.2 million decrease and $0.1 million increase in the three and six months ended December 31, 2008, respectively. As we experienced an increase in net sales in the three months ended December 31, 2009, the provision for warranty reserve increased $0.4 million compared to the three months ended December 31, 2008, respectively. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $0.9 million and $1.2 million in the three and six months ended December 31, 2009, respectively, and $(0.2) million and $0.3 million in the three and six months ended December 31, 2008, respectively.

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

Stock-based compensation. Effective July 1, 2006, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Prior to July 1, 2006, we have recorded compensation expense for stock options with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the three and six months ended December 31, 2009 was $40,000 and $0.1 million, respectively, compared to $0.1 million and $0.3 million for the three and six months ended December 31, 2008, respectively. Since July 1, 2006, the Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense for options granted to employees after July 1, 2006, was $1.7 million and $3.1 million for the three and six months ended December 31, 2009, respectively, and $1.2 million and $2.2 million for the three and six months ended December 31, 2008, respectively.

As of December 31, 2009, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $12.1 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.17 years. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and exercise behavior. The expected volatility is based on a combination of the implied and historical volatility of our relevant peer group for the stock options granted prior to September 30, 2009. For stock options granted after September 30, 2009, expected volatility is based solely on our historical volatility. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.3	81.3	83.4	81.0

Gross profit	16.7	18.7	16.6	19.0

Operating expenses:
Research and development	4.9	7.0	5.3	6.2
Sales and marketing	2.8	3.3	2.9	3.3
General and administrative	2.2	2.8	2.4	2.5
Provision of litigation loss	—	—	0.3	—

Total operating expenses	9.9	13.1	10.9	12.0

Income from operations	6.8	5.6	5.7	7.0
Interest income	—	0.1	—	0.1
Interest expense	—	(0.1)	(0.1)	(0.1)

Income before income tax provision	6.8	5.6	5.6	7.0
Income tax provision	2.6	1.4	2.1	2.4

Net income	4.2%	4.2%	3.5%	4.6%

Comparison of Three Months Ended December 31, 2009 and 2008

Net sales. Net sales increased by $53.4 million, or 41.5%, to $182.0 million from $128.6 million, for the three months ended December 31, 2009 and 2008, respectively. This increase was due primarily to an increase in unit volumes and average selling prices of server systems and subsystems and accessories. For the three months ended December 31, 2009, the approximate number of server system units sold increased 20.0% to 48,000 compared to 40,000 for the three months ended December 31, 2008. The average selling price of server system units increased 7.7% to approximately $1,400 in the three months ended December 31, 2009 compared to approximately $1,300 in the three months ended December 31, 2008. The average selling prices of our server systems increased principally due to higher average selling prices of 6000 Series configuration of servers which incorporated additional features. Sales of server systems increased by $12.7 million or 24.2% from the three months ended December 31, 2008 to the three months ended December 31, 2009, primarily due to higher sales of 6000 Series configuration of servers. Sales of server systems represented 36.0% of our net sales for the three months ended December 31, 2009 as compared to 41.0% of our net sales for the three months ended December 31, 2008. For the three months ended December 31, 2009, the approximate number of subsystems and accessories units sold increased 26.7% to 803,000 compared to 634,000 for the three months ended December 31, 2008. Sales of subsystems and accessories units increased by $40.7 million or 53.6% from the three months ended December 31, 2008 to the three months ended December 31, 2009, primarily due to higher sales to distributors and resellers. Sales of subsystems and accessories represented 64.0% of our net sales for the three months ended December 31, 2009 as compared to 59% of our net sales for the three months ended December 31, 2008. We believe that the increase in our net sales in the three months ended December 31, 2009 was primarily attributable to the continuing improvement in the global economy. For the three months ended December 31, 2009 and 2008, we derived approximately 68.5% and 66.5%, respectively, of our net sales from products sold to distributors and we derived approximately 31.5% and 33.5%, respectively, from sales to OEMs and to end customers. For the three months ended December 31, 2009, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 57.6%, 15.9%, 4.2% and 18.8%, of our net sales, respectively, as compared to 65.1%, 10.3%, 6.4% and 15.3%, respectively, for the three months ended December 31, 2008.

Cost of sales. Cost of sales increased by $47.2 million, or 45.2%, to $151.7 million from $104.5 million, for the three months ended December 31, 2009 and 2008, respectively. Cost of sales as a percentage of net sales was 83.3% and 81.3% for the three months ended December 31, 2009 and 2008, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $1.4 million in freight-in charges, an increase of $1.2 million in provision for inventory reserve and an increase of $0.4 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to a decrease in standard gross margin as a result of lower margins across our product lines as we grew market share during a time of economic recovery. In the three months ended December 31, 2009, we recorded a $2.0 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $1.7 million, or 1.3% of net sales, in the three months ended December 31, 2008. The increase in the provision for warranty reserve was primarily due to higher net sales in the three months ended December 31, 2009. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected. In the three months ended December 31, 2009, we recorded a $0.9 million expense, or 0.5% of net sales, related to the inventory provision as compared to $0.2 million benefit, or (0.2)% of net sales, in the three months ended December 31, 2008. The increase in the inventory provision was primarily for our older products as we go through product transitions.

Research and development expenses. Research and development expenses decreased by $0.2 million, or 2.3%, to $8.8 million from $9.0 million for the three months ended December 31, 2009 and 2008, respectively. Research and development expenses were 4.9% and 7.0% of net sales for the three months ended December 31, 2009 and 2008, respectively. The decrease in absolute dollars and percentage of net sales was primarily due to an increase of $1.1 million in non-recurring engineering funding from certain suppliers and customers offset in part by an increase of $1.1 million in compensation and benefits resulting from growth in research and development personnel.

Research and development expenses include stock-based compensation expense of $0.8 million and $0.6 million for the three months ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $0.8 million, or 19.7%, to $5.1 million from $4.3 million, for the three months ended December 31, 2009 and 2008, respectively. Sales and marketing expenses were 2.8% and 3.3% of net sales for the three months ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to an increase of $0.6 million in compensation and benefits resulting from growth in sales and marketing personnel and an increase of $0.2 million in cooperative marketing funding to customers.

Sales and marketing expenses include stock-based compensation expense of $0.2 million for both three months ended December 31, 2009 and 2008.

General and administrative expenses. General and administrative expenses increased by $0.5 million, or 13.6%, to $4.1 million from $3.6 million, for the three months ended December 31, 2009 and 2008, respectively. General and administrative expenses were 2.2% and 2.8% of net sales for three months ended December 31, 2009 and 2008, respectively. The increase in absolute dollar and percentage of net sales was primarily due to an increase of $0.3 million in compensation and benefits and an increase of $0.2 million in professional fees related to audit and tax activities performed in the three months ended December 31, 2009.

General and administrative expenses include stock-based compensation expense of $0.6 million and $0.4 million for the three months ended December 31, 2009 and 2008, respectively.

Interest and other expense, net. Interest and other expense, net changed by $47,000, to $64,000 of expense from $0.1 million of expense, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008, respectively, of which $0.1 million and $0.3 million was interest expense for the three months ended December 31, 2009 and 2008, respectively. The net change was primarily due to lower interest expense as the Company paid off our outstanding building loans in July and August 2009.

Provision for income taxes. Provision for income taxes was $4.7 million and $1.8 million for the three months ended December 31, 2009 and 2008, respectively. The effective tax rate was 38.2% and 25.4% for the three months ended December 31, 2009 and 2008, respectively. The increase in the effective tax rate was primarily due to the expiration of the federal research and development tax credit in the three months ended December 31, 2009.

Comparison of Six Months Ended December 31, 2009 and 2008

Net sales. Net sales increased by $57.9 million, or 21.2%, to $330.5 million from $272.6 million, for the six months ended December 31, 2009 and 2008, respectively. This increase was due primarily to an increase in unit volumes of subsystems and accessories and average selling prices of server systems. For the six months ended December 31, 2009, the approximate number of server system units sold remained 85,000 for the six months ended December 31, 2009 and 2008. The average selling price of server system units increased 7.7% to approximately $1,400 in the six months ended December 31, 2009 compared to approximately $1,300 in the six months ended December 31, 2008. The average selling prices of our server systems increased principally due to higher average selling prices of 6000 Series configuration of servers which incorporated additional features offset in part by declines in average selling prices of more mature products to OEMs and end customers. Sales of server systems increased by $8.1 million or 7.5% from the six months ended December 31, 2008 to the six months ended December 31, 2009, primarily due to higher sales of our 6000 Series configuration of servers offset in part by lower sales of more mature products to OEMs and end customers. Sales of server systems represented 35.3% of our net sales for the six months ended December 31, 2009 as compared to 39.8% of our net sales for the six months ended December 31, 2008. For the six months ended December 31, 2009, the approximate number of subsystems and accessories units sold increased 12.3% to 1,458,000 compared to 1,298,000 for the six months ended December 31, 2008. Sales of subsystems and accessories increased by $49.8 million or 30.3% from the six months ended December 31, 2008 to the six months ended December 31, 2009, primarily due to higher sales to distributors and resellers. Sales of subsystems and accessories represented 64.7% of our net sales for the six months ended December 31, 2009 as compared to 60.2% of our net sales for the six months ended December 31, 2008. For the six months ended December 31, 2009 and 2008, we derived approximately 68.3% and 64.4%, respectively, of our net sales from products sold to distributors and we derived approximately 31.7% and 35.6%, respectively, from sales to OEMs and to end customers. For the six months ended December 31, 2009, customers in the United States, Asia, Germany and rest of Europe accounted for approximately 60.1%, 14.8%, 4.4% and 17.4%, of our net sales, respectively, as compared to 65.7%, 10.8%, 5.8% and 15.4%, respectively, for the six months ended December 31, 2008.

Cost of sales. Cost of sales increased by $55.0 million, or 24.9%, to $275.7 million from $220.7 million, for the six months ended December 31, 2009 and 2008, respectively. Cost of sales as a percentage of net sales was 83.4% and 81.0% for the six months ended December 31, 2009 and 2008, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $0.8 million in provision for inventory reserve and an increase of $0.7 million in freight-in charges. The higher cost of sales as a percentage of net sales was primarily due to a decrease in standard gross margin as a result of lower margins across our product lines as we grew market share during the economic downturn. In the six months ended December 31, 2009, we recorded a $1.2 million expense, or 0.3% of net sales, related to the inventory provision as compared to $0.3 million, or 0.1% of net sales, in the six months ended December 31, 2008. The increase in the inventory provision was primarily for our older products as we go through product transitions.

Research and development expenses. Research and development expenses increased by $0.3 million, or 2.0%, to $17.4 million from $17.0 million, for the six months ended December 31, 2009 and 2008, respectively. Research and development expenses were 5.3% and 6.2% of net sales for the six months ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to an increase of $1.5 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense offset in part by an increase of $0.8 million in non-recurring engineering funding from certain suppliers and customers and a decrease of $0.1 million in consulting fees.

Research and development expenses include stock-based compensation expense of $1.4 million and $1.2 million for the six months ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $0.6 million, or 6.9%, to $9.7 million from $9.0 million, for the six months ended December 31, 2009 and 2008, respectively. Sales and marketing expenses were 2.9% and 3.3% of net sales for the six months ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to an increase of $0.7 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, a decrease of $0.4 million in cooperative marketing funding from vendors offset in part by a decrease of $0.1 million in marketing trade show expenses and a decrease of $0.1 million in advertising and promotion expenses.

Sales and marketing expenses include stock-based compensation expense of $0.5 million and $0.4 million for the six months ended December 31, 2009 and 2008, respectively.

General and administrative expenses. General and administrative expenses increased by $1.1 million, or 16.8%, to $7.8 million from $6.7 million, for the six months ended December 31, 2009 and 2008. General and administrative expenses were 2.4% and 2.5% of net sales for the six months ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to an increase of $0.6 million in compensation and benefits, including higher stock-based compensation expense and an increase of $0.2 million in professional fees related to audit and tax activities performed in the six months ended December 31, 2009.

General and administrative expenses include stock-based compensation expense of $1.1 million and $0.7 million for the six months ended December 31, 2009 and 2008, respectively.

Provision for litigation loss. Loss from litigation increased to $1.1 million from $0, for the six months ended December 31, 2009 and 2008, respectively. The increase was related to the Digitechnic lawsuit. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the six months ended December 31, 2009, and the Company paid off the amount in December 2009. (See Note 14 of Notes to Condensed Consolidated Financial Statements.)

Interest and other expense, net. Interest and other expense, changed by $35,000, to $0.2 million from $0.1 million, for the six months ended December 31, 2009 compared to the same period in 2008, respectively, of which $0.2 million and $0.5 million was interest expense for the six months ended December 31, 2009 and 2008, respectively. The net change was due to lower interest income of $0.3 million resulting from lower interest rates and lower interest expense of $0.3 million as the Company paid off our outstanding building loans in July and August 2009.

Provision for income taxes. Provision for income taxes increased by $0.7 million, or 11.3%, to $7.2 million from $6.5 million, for the six months ended December 31, 2009 and 2008, respectively. The effective tax rate was 38.6% and 34.1% for the six months ended December 31, 2009 and 2008, respectively. The increase in the effective tax rate was primarily due to the expiration of the federal research and development tax credit in the six months ended December 31, 2009.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short-term investments were $82.7 million and $70.6 million as of December 31, 2009 and June 30, 2009, respectively.

Operating Activities. Net cash provided by operating activities was $11.5 million and $10.0 million for the six months ended December 31, 2009 and 2008, respectively. Net cash provided by our operating activities for the six months ended December 31, 2009 was primarily due to our net income of $11.5 million, an increase in accounts payable of $38.8 million, an increase in prepaid income taxes/income taxes payable of $6.2 million, an increase in accrued liabilities of $3.9 million and stock-based compensation expense of $3.2 million, which was substantially offset by an increase in inventory of $45.4 million and an increase in accounts receivable of $11.4 million. The increase for the six months ended December 31, 2009 in accounts receivable was primarily due to higher net sales during the six months ended December 31, 2009. The increase for the six months ended December 31, 2009 in inventory, accounts payable and accrued liabilities was due to an increase in demand for our products resulting from a recovering economy and to support the growth of the Company.

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

Investing activities. Net cash provided by (used in) our investing activities was $7.1 million and $(1.7) million for the six months ended December 31, 2009 and 2008, respectively. In the six months ended December 31, 2009, the redemption at par of investments in auction rate securities of $8.7 million was offset in part by the purchase of property, plant and equipment of $1.7 million. In the six months ended December 31, 2008, $2.5 million was related to the purchase of property, plant and equipment to support our growth offset in part by the redemption of investments in auction rate securities of $0.9 million. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We expect to continue to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business.

Financing activities. Net cash provided by (used in) our financing activities was $(6.6) million and $0.5 million for the six months ended December 31, 2009 and 2008, respectively. In the six months ended December 31, 2008, we repurchased 390,500 shares of treasury stock for $1.8 million. In the six months ended December 31, 2009 and 2008, $2.1 million and $1.7 million, respectively, was related to the proceeds from exercise of stock options. In the six months ended December 31, 2009, $1.1 million was related to the excess tax benefits from stock-based compensation. We repaid $10.0 million and $0.1 million in loans for the six months ended December 31, 2009 and 2008, respectively.

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

Other factors affecting liquidity and capital resources

As of December 31, 2009, we had an unused revolving line of credit totaling $5.0 million that matures on December 15, 2010 with an interest rate at Prime Rate plus 0.5% per annum. As of December 31, 2009, we were in compliance with the financial covenants associated with the line of credit.

In addition, we have historically paid our contract manufacturers within 41 to 76 days of invoice and Ablecom between 54 and 107 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of December 31, 2009 and June 30, 2009 amounts owed to Ablecom by us were approximately $40.4 million and $21.5 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $9.2 million over the next 5.6 years as of December 31, 2009. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a noncurrent restricted asset as of December 31, 2009.

In March 2008, we posted a bond in the amount of $3.1 million required by the Paris Court of Appeals related to the Digitechnic lawsuit (see Note 14 of Notes to Condensed Consolidated Financial Statements). The bond was collateralized by an irrevocable standby letter of credit totaling $1.5 million that is subject to the cancellation in the quarter ending March 31, 2010. This amount has been classified as a current restricted asset as of December 31, 2009 as we made a settlement payment of $1.1 million to Digitechnic in December 2009.

As of December 31, 2009, we held approximately $6.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA/Aaa or Baa at December 31, 2009. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2009, $6.2 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.4 million of auction rate student loan was classified as a short-term available-for-sale investment because the stated maturity for this security occurs in September 2010. Based on our assessment of fair value at December 31, 2009, we have recorded an accumulated unrealized loss of $0.4 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent to hold these investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During the three and six months ended December 31, 2009, approximately $5.3 million and $8.7 million of these auction rate securities were redeemed at par.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,292	$4,004	$4,041	$1,510	$11,847
Capital leases, including interest	40	47	7	—	94
License arrangement	728	911	911	—	2,550
Purchase commitments	73,694	—	—	—	73,694

Total	$76,754	$4,962	$4,959	$1,510	$88,185

The table above excludes liabilities for deferred rent of $0.9 million, deferred revenue for warranty services of $1.3 million and unrecognized tax benefits and related interest and penalties accrual of $4.8 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements are due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2009, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We had $10.0 million of indebtedness under our credit facilities as of June 30, 2009, and no indebtedness under our credit facilities as of December 31, 2009. We paid off the building loans in July and August 2009 totaling $10.2 million including a prepayment penalty of $0.2 million.

Liquidity Risk

As of December 31, 2009, we held approximately $6.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA/Aaa or Baa at December 31, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2009, $6.2 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.4 million of auction rate student loan was classified as a short-term available-for-sale investment because the stated maturity for this security occurs in September 2010. Based on our assessment of fair value at December 31, 2009, we have recorded an accumulated unrealized loss of $0.4 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and six months ended December 31, 2009, approximately $5.3 million and $8.7 million of auction rate securities were redeemed at par, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) was $(4,000) and $(20,000) for the three and six months ended December 31, 2009, respectively, and $(17,000) and $3,000 for the three and six months ended December 31, 2008, respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

We were subject to a suit brought by Digitechnic, S.A. which was filed in the Bobigny Commercial Court in Paris, in 1999. The claims involve allegations of damages stemming from allegedly defective products. In September 2003, the Bobigny Commercial Court awarded damages of approximately $1.2 million against us. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded costs to us. Digitechnic appealed the decision to the French Supreme Court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, we posted a bond in the amount of $3.1 million required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1.5 million. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the six months ended December 31, 2009. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1.1 million in December 2009.

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

Risks Related to Our Business and Industry

Our operating results may be adversely affected if the economic recovery is not sustained.

Our results of operations for the fiscal year 2009 were adversely impacted by reduced information technology spending in light of the economic downturn and have improved in fiscal year 2010 as the economy has begun to recover. Although we cannot predict the level of such reductions or the impact on our business in future periods, if the economic recovery is not sustained, we could experience:

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

As our business continues to grow, we believe that our quarterly operating results will be subject to greater fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results in the future include:

•	our ability to attract new customers, retain existing customers and increase sales to such customers;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

•	variability of our margins based on the mix of server systems, subsystems and accessories we sell;

•	variability of operating expenses as a percentage of net sales;

•	the timing of the introduction of new products by leading microprocessor vendors and other suppliers;

•	our ability to introduce new and innovative server solutions that appeal to our customers;

•	our ability to address technology issues as they arise, improve our products’ functionality and expand our product offerings;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors;

•	mix of whether customer purchases are of full systems or subsystems and accessories and whether made directly or through indirect sales channels;

•	fluctuations based upon seasonality, with the quarters ending March 31 and September 30 typically being weaker;

•	the rate of expansion, domestically and internationally;

•	the effectiveness of our sales force and the efforts of our distributors;

•	the effect of mergers and acquisitions among our competitors, suppliers or partners;

•	general economic conditions in our geographic markets; and

•	impact of regulatory changes on our cost of doing business.

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

Historically, a substantial majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for approximately 68.5% and 68.3% of our net sales in the three and six months ended December 31, 2009, respectively, compare to approximately 66.5% and 64.4% of our net sales in the three and six months ended December 31, 2008, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions. The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and six months ended December 31, 2009, we recorded inventory write-downs charged to cost of sales of $0.9 million and $1.2 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented approximately 26.5% and 24.5% of our cost of sales for the three and six months ended December 31, 2009, respectively, and approximately 22.8% and 25.2% of our cost of sales for the three and six months ended December 31, 2008, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own approximately 15.5% of Ablecom’s outstanding common stock. Charles Liang served as a director of Ablecom during our fiscal 2006, but is not currently serving in such capacity. Mr. Charles Liang, Ms. Liang, Mr. Steve Liang and relatives of these individuals own 56.8% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders, and Mr. Liaw, as an officer, director and significant stockholder, of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed.

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.3% of our outstanding common stock as of December 31, 2009. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

As of December 31, 2009, we held approximately $6.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA/Aaa or Baa at December 31, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2009, $6.2 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.4 million of auction rate student loan was classified as a short-term available-for-sale investment because the stated maturity for this security occurs in September 2010.

Based on our assessment of fair value at December 31, 2009, we have recorded an accumulated unrealized loss of $0.4 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2009, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2009 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During the three and six months ended December 31, 2009, approximately $5.3 million and $8.7 million of auction rate securities were redeemed at par, respectively.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of December 31, 2009, we had approximately 35.9 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including approximately 11.1 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 1.3 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of January 31, 2010, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 37.3 percent of our common stock outstanding, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2009.

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

SUPER MICRO COMPUTER, INC.

Date: February 8, 2010	/s/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: February 8, 2010	/s/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)