Form 10-Q
period 2010-03-31
Super Micro Computer, Inc.
filed 2010-05-07
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010 there were 36,621,416 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$66,731	$70,295
Short-term investments	445	347
Accounts receivable, net of allowances of $1,106 and $1,068 at March 31, 2010 and June 30, 2009, respectively (including amounts receivable from a related party of $425 and $280 at March 31, 2010 and June 30, 2009, respectively)	63,868	45,709
Inventory, net	144,412	90,044
Deferred income taxes-current	9,250	8,644
Prepaid income taxes	3,620	3,256
Prepaid expenses and other current assets	1,939	1,723

Total current assets	290,265	220,018
Long-term investments	6,004	14,355
Property, plant and equipment, net	44,396	44,960
Deferred income taxes-noncurrent	2,746	1,917
Restricted assets-noncurrent	222	1,766
Other assets	138	119

Total assets	$343,771	$283,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $35,530 and $21,455 at March 31, 2010 and June 30, 2009, respectively)	$103,491	$73,532
Accrued liabilities	18,198	13,918
Income taxes payable	132	—
Advances from receivable financing arrangements	1,690	1,220
Current portion of capital lease obligations	35	42
Current portion of long-term debt	—	319

Total current liabilities	123,546	89,031
Long-term capital lease obligations-net of current portion	43	66
Long-term debt-net of current portion	—	9,675
Other long-term liabilities	7,753	5,741

Total liabilities	131,342	104,513
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 37,040,866 and 35,218,284 and outstanding shares: 36,595,838 and 34,773,256 at March 31, 2010 and June 30, 2009, respectively	95,974	81,893
Deferred stock-based compensation	—	(110)
Treasury stock (at cost), 445,028 shares at March 31, 2010 and June 30, 2009	(2,030)	(2,030)
Accumulated other comprehensive loss	(385)	(801)
Retained earnings	118,870	99,670

Total stockholders’ equity	212,429	178,622

Total liabilities and stockholders’ equity	$343,771	$283,135

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales (including related party sales of $2,693 and $1,687 in the three months ended March 31, 2010 and 2009, respectively, and $6,774 and $4,446 in the nine months ended March 31, 2010 and 2009, respectively)	$189,276	$109,540	$519,774	$382,156
Cost of sales (including related party purchases of $31,815 and $16,843 in the three months ended March 31, 2010 and 2009, respectively, and $99,312 and $72,385 in the nine months ended March 31, 2010 and 2009, respectively)	160,011	93,213	435,691	313,901

Gross profit	29,265	16,327	84,083	68,255

Operating expenses:
Research and development	9,757	8,632	27,138	25,678
Sales and marketing	5,513	3,999	15,185	13,047
General and administrative	3,461	3,281	11,310	10,001
Provision for litigation loss	—	—	1,089	—

Total operating expenses	18,731	15,912	54,722	48,726

Income from operations	10,534	415	29,361	19,529
Interest income	19	50	77	422
Interest expense	(66)	(208)	(289)	(710)

Income before income tax provision	10,487	257	29,149	19,241
Income tax provision (benefit)	2,754	(974)	9,949	5,492

Net income	$7,733	$1,231	$19,200	$13,749

Net income per common share:
Basic	$0.21	$0.03	$0.53	$0.39
Diluted	$0.18	$0.03	$0.47	$0.35
Weighted-average shares used in calculation of net income per common share:
Basic	36,219,222	34,684,369	35,563,187	34,046,037
Diluted	41,733,900	38,125,658	40,212,441	38,651,542

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$19,200	$13,749
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,416	2,643
Stock-based compensation expense	4,778	3,978
Excess tax benefits from stock-based compensation	(1,361)	—
Allowance for doubtful accounts	426	276
Allowance for sales returns	3,875	3,343
Provision for inventory	1,809	815
Loss on disposal of property, plant and equipment	1	18
Deferred income taxes	(1,705)	(151)
Gain on short-term investments	(1)	—
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(145) and $64 during the nine months ended March 31, 2010 and 2009, respectively)	(22,460)	3,111
Inventories	(56,177)	1,939
Prepaid expenses and other assets	(339)	352
Accounts payable (including changes in related party balances of $14,075 and ($7,491) during the nine months ended March 31, 2010 and 2009, respectively)	29,995	(20,212)
Prepaid income taxes/income taxes payable	4,069	2,290
Accrued liabilities	4,280	1,494
Other long-term liabilities	2,012	(197)

Net cash provided by (used in) operating activities	(8,182)	13,448

INVESTING ACTIVITIES:
Restricted assets	1,544	(32)
Proceeds from investments	8,940	885
Purchases of property, plant and equipment	(2,785)	(2,759)

Net cash provided by (used in) investing activities	7,699	(1,906)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,112	1,935
Excess tax benefits from stock-based compensation	1,361	—
Repayment of long-term debt	(9,994)	(209)
Payment of obligations under capital leases	(30)	(46)
Advances under receivable financing arrangements	470	29
Payments to acquire treasury stock	—	(2,030)

Net cash used in financing activities	(3,081)	(321)

Net increase (decrease) in cash and cash equivalents	(3,564)	11,221
Cash and cash equivalents at beginning of period	70,295	51,481

Cash and cash equivalents at end of period	$66,731	$62,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$290	$691
Cash paid for taxes	$6,036	$3,826
Non-cash investing and financing activities:
Reversal of deferred stock-based compensation for cancellation of stock options	$—	$3
Accrued costs for property, plant and equipment purchases	$411	$720
Changes in fair values of investments	$686	$(577)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2010.

Principles of Consolidation

The condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

The balance for other assets in the prior period condensed consolidated statement of cash flows has been reclassified to combine with prepaid expense and other assets to conform with the current period presentation.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires participating securities, such as unvested restricted stock awards containing nonforfeitable rights to receive dividends, whether paid or unpaid, to be included in the computation of earnings per share pursuant to the two-class method. The two-class method requires entities to allocate both distributed and undistributed earnings to common shareholders and holders of participating securities. All prior period earnings per share data is required to be adjusted retrospectively to conform with the new guidance. The impact of the Company’s adoption of this standard in the three and nine months ended March 31, 2010 and 2009 is described in Note 6.

Effective April 1, 2009, the Company adopted the FASB’s updated guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is still evaluating the impact, if any, that the adoption of this standard may have on its financial position or results of operations.

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

In January 2010, the FASB issued authoritative guidance on Fair Value Measurements and Disclosures — Improving Disclosures About Fair Value Measurements. The new guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures was effective in the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Note 4. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increases on July 1 each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company in January 2007. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three and nine months ended March 31, 2010, the Company granted options for the purchase of 472,680 and 1,152,570 shares under the 2006 Plan. At March 31, 2010, 883,412 shares of common stock are available for future grant.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The fair value of stock option grants for the three and nine months ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Risk-free interest rate	1.88% - 1.93%	1.42% - 3.01%	1.88% - 2.10%	1.42% - 3.09%
Expected life	4.08 years	4.07 -10 years	4.06 -4.08 years	4.07 -10 years
Dividend yield	0%	0%	0%	0%
Volatility	52.96% - 53.03%	53.61% - 69.62%	52.96% - 55.01%	48.16% - 69.62%
Weighted-average fair value	$5.11	$2.98	$4.23	$2.99

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Cost of sales	$108	$145	$410	$421
Research and development	901	675	2,327	1,871
Sales and marketing	172	201	625	589
General and administrative	359	412	1,416	1,097

Stock-based compensation expense	$1,540	$1,433	$4,778	$3,978

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $245,000 and $1,361,000 of excess tax benefits in the three and nine months ended March 31, 2010, respectively, and had no excess tax benefits in the three and nine months ended March 31, 2009 for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option and Awards Activity

The following table summarizes stock option activity during the nine months ended March 31, 2010 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2009	12,672,645	$5.17	6.17	$40,760
Granted	1,152,570	$9.75
Exercised	(1,505,984)	$3.39
Forfeited or cancelled	(98,429)	$7.68

Outstanding at March 31, 2010	12,220,802	$5.80	5.96	$140,361
Vested and expected to vest at March 31, 2010	11,613,372	$5.67	5.80	$134,788
Exercisable at March 31, 2010	8,192,317	$4.70	4.54	$103,047

The total intrinsic value of options exercised was $7,118,000 and $12,005,000 for the three and nine months ended March 31, 2010, respectively, and $340,000 and $26,336,000 for the three and nine months ended March 31, 2009, respectively. Stock-based compensation expense in the three and nine months ended March 31, 2010 was $1,540,000 and $4,668,000, respectively, and $1,305,000 and $3,537,000 for the three and nine months ended March 31, 2009, respectively. As of March 31, 2010, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was approximately $12,706,000, which will be recognized over a weighted-average vesting period of approximately 2.57 years.

The weighted-average fair value per share of options granted during fiscal year 2005 and 2006, and accounted for using the intrinsic value measurement was $4.58. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). The Company amortized $0 and $110,000 of stock-based compensation in the three and nine months ended March 31, 2010, respectively, and $128,000 and $441,000 in the three and nine months ended March 31, 2009, respectively. The Company had fully amortized the deferred stock-based compensation related to these options since December 31, 2009.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock award activity for the nine months ended March 31, 2010:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2009	1,172,121	$9.39
Granted	—	—
Vested	(316,598)	$8.32
Forfeited	—	—

Nonvested stock at March 31, 2010	855,523	$9.79

The intrinsic value of restricted stock awards vested was $0 and $2,633,000 for the three and nine months ended March 31, 2010, respectively, and $0 for both three and nine months ended March 31, 2009. The total intrinsic value of the outstanding restricted stock awards was $8,376,000 as of March 31, 2010. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 855,523 shares.

Note 5. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income	$7,733	$1,231	$19,200	$13,749
Unrealized gains or (losses) on investments, net of taxes	—	75	416	(350)

Total comprehensive income	$7,733	$1,306	$19,616	$13,399

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Basic net income per common share calculation
Net income	$7,733	$1,231	$19,200	$13,749
Less: Undistributed earnings allocated to participating securities	(178)	(40)	(451)	(331)

Net income attributable to common shares—basic	$7,555	$1,191	$18,749	$13,418

Weighted-average number of common shares used to compute basic net income per common share	36,219	34,684	35,563	34,046

Basic net income per common share	$0.21	$0.03	$0.53	$0.39

Diluted net income per common share calculation
Net income attributable to the Company	$7,733	$1,231	$19,200	$13,749
Less: Undistributed earnings allocated to participating securities	(155)	(37)	(400)	(293)

Net income attributable to common shares—diluted	$7,578	$1,194	$18,800	$13,456

Weighted-average number of common shares used to compute basic net income per common share	36,219	34,684	35,563	34,046
Dilutive effect of options to purchase common stock	5,515	3,442	4,649	4,606

Weighted-average number of common shares used to compute diluted net income attributable per common share	41,734	38,126	40,212	38,652

Diluted net income per common share	$0.18	$0.03	$0.47	$0.35

As a result of the adoption of the guidance for determining whether instruments granted in share-based payment transactions are participating securities, basic net income per common share has been recast from $0.04 to $0.03 and $0.40 to $0.39 for the three and nine months ended March 31, 2009, respectively. All other basic and diluted net income per common share amounts presented were not impacted by the adoption of this standard.

For the three and nine months ended March 31, 2010 and 2009, the Company had stock options outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 1,133,000 and 2,677,000 for the three and nine months ended March 31, 2010, respectively, and 4,918,000 and 4,194,000 for the three and nine months ended March 31, 2009, respectively.

Note 7. Balance Sheet Components (in thousands)

Inventories:

	March 31, 2010	June 30, 2009
Finished goods	$98,464	$60,012
Work in process	2,703	794
Purchased parts and raw materials	43,245	29,238

Total inventories, net	$144,412	$90,044

The Company recorded a provision for excess and obsolete inventory totaling $659,000 and $1,809,000 in the three and nine months ended March 31, 2010, respectively, and $488,000 and $815,000 in the three and nine months ended March 31, 2009, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, Plant and Equipment:

	March 31, 2010	June 30, 2009
Land	$19,220	$19,220
Buildings	19,108	19,108
Building and leasehold improvements	3,236	2,955
Machinery and equipment	12,198	10,218
Furniture and fixtures	2,790	2,684
Purchased software	2,051	1,679

	58,603	55,864
Accumulated depreciation and amortization	(14,207)	(10,904)

Property, plant and equipment, net	$44,396	$44,960

The cost of assets under capital leases was $272,000 as of March 31, 2010 and June 30, 2009, and related accumulated amortization was $142,000 and $100,000, respectively.

Restricted Assets:

Restricted assets consist primarily of certificates of deposits pledged as security for one irrevocable letter of credit of $121,000 as of March 31, 2010 and for two irrevocable letters of credit of $121,000 and $1,540,000 as of June 30, 2009. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 which related to the Digitechnic lawsuit (see Note 14) and was collateralized by an irrevocable standby letter of credit totaling $1,540,000. The Company entered into a settlement agreement with Digitechnic in December 2009 and the irrevocable standby letter of credit was cancelled in March 2010.

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Balance, beginning of period	$3,878	$3,420	$3,579	$2,920
Provision for warranty	2,045	1,559	5,654	5,232
Costs charged to accrual	(1,630)	(1,520)	(4,661)	(4,795)
Change in estimated liability for pre-existing warranties	(162)	18	(441)	120

Balance, end of period	$4,131	$3,477	$4,131	$3,477

Note 8. Short-term and Long-term Investments

As of March 31, 2010 and June 30, 2009, the Company held approximately $6,390,000 and $14,644,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA/Aaa or Baa at March 31, 2010 and June 30, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2010 and June 30, 2009, $6,004,000 and $14,355,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively, and the remaining $386,000 and $289,000 has been classified as short-term available-for-sale investments, respectively, because the stated maturity for this securities occur in September and June 2010, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of March 31, 2010 and June 30, 2009. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was a temporary change in fair value of its auction rate securities of an increase of $0 and $686,000 during the three and nine months ended March 31, 2010, respectively, and an increase of $122,000 and a decrease of $577,000 during the three and nine months ended March 31, 2009, respectively, and a cumulative total decline of $635,000 and $1,321,000 as of March 31, 2010 and June 30, 2009, respectively. That amount has been recorded as a component of other comprehensive income. As of March 31, 2010 and June 30, 2009, the Company has recorded an accumulated unrealized loss of $385,000 and $801,000, net of deferred income taxes, on both long-term and short-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analyses. During the three and nine months ended March 31, 2010, approximately $200,000 and $8,940,000 of these auction rate securities were redeemed at par.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying securities in active markets. Certificates of deposits are classified within Level 2 of the fair value hierarchy which is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The Company’s short-term and long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of March 31, 2010. The Company methodology for valuing these investments is the discounted cash flow model and is described in Note 8 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of March 31, 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$33,831	$—	$—	$33,831
Certificates of deposits	—	281	—	281
Auction rate securities	—	—	6,390	6,390

Total	$33,831	$281	$6,390	$40,502

The above table excludes $32,900,000 of cash held by the Company. Money market funds of $18,000,000 and $60,035,000 were transferred out from Level 1 to cash balance during the three and nine months ended March 31, 2010, respectively, and $200,000 and $8,940,000 of the auction rate securities were redeemed at par and transferred into Level 1 from Level 3 during the three and nine months ended March 31, 2010, respectively.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Balance as of beginning of period	$6,590	$14,557	$14,644	$16,106
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	122	686	(577)
Sales and settlements at par	(200)	(35)	(8,940)	(885)
Transfers in and/or out of Level 3	—	—	—	—

Balance as of end of period	$6,390	$14,644	$6,390	$14,644

The following is a summary of the Company’s short-term investments as of March 31, 2010 and June 30, 2009 (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$59	$—	$—	$59
Auction rate securities	400	—	(14)	386

Total	$459	$—	$(14)	$445

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate securities	300	—	(11)	289

Total	$358	$—	$(11)	$347

The following is a summary of the Company’s long-term investments as of March 31, 2010 and June 30, 2009 (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$6,625	$—	$(621)	$6,004

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$15,665	$—	$(1,310)	$14,355

Note 10. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled approximately $5,685,000 and $19,705,000 for the three and nine months ended March 31, 2010, respectively, and $4,697,000 and $17,130,000 for the three and nine months ended March 31, 2009, respectively. At March 31, 2010 and June 30, 2009, approximately $1,690,000 and $1,220,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.70% to 13.80% and 11.10% to 14.76% per annum, depending on the customers’ credit ratings, at March 31, 2010 and June 30, 2009, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	March 31, 2010	June 30, 2009
Building loans	$—	$9,994
Capital leases	78	108

Total	78	10,102
Current portion	(35)	(361)

Long-term portion	$43	$9,741

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

In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000 that expires on September 1, 2010. As of March 31, 2010, the Company had an unused revolving line of credit totaling $5,000,000 that matures on December 15, 2010 with an interest rate at Prime Rate plus 0.5% per annum. As of March 31, 2010, the Company was in compliance with the financial covenants associated with the line of credit.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with its subsidiaries (“Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.0% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom while Steve Liang and other family members own approximately 42.6% of Ablecom at March 31, 2010.

The Company has product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, the Company outsources a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to the Company’s specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, the Company commits to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, the Company entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, the Company has agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. In September 2009, the Company entered into a similar product development agreement with Ablecom. Under this agreement, the Company has agreed to pay for the cost of chassis and related product tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. For the three and nine months ended March 31, 2010, the Company made payments for tooling of $1,163,000 and $1,982,000 to Ablecom, respectively, and engineering services of $215,000 and $421,000 to Ablecom, respectively. For the three and nine months ended March 31, 2009, the Company made payments for tooling of $540,000 and $1,059,000 to Ablecom, respectively, and engineering services of $63,000 to Ablecom for both three and nine months ended March 31, 2009.

Under the distribution agreement, Ablecom purchases server products from the Company for distribution in Taiwan. The Company believes that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For the three and nine months ended March 31, 2010, the Company purchased products from Ablecom totaling approximately $31,815,000 and $99,312,000, respectively, which included tooling expenses of $821,000 and $836,000, respectively, and engineering services of $124,000 for both three and nine months ended March 31, 2010. For the three and nine months ended March 31, 2010, the Company sold products to Ablecom totaling approximately $2,693,000 and $6,774,000, respectively. For the three and nine months ended March 31, 2009, the Company purchased products from Ablecom totaling approximately $16,843,000 and $72,385,000, respectively, which included tooling expenses of $9,000 and $21,000, respectively. For the three and nine months ended March 31, 2009, the Company sold products to Ablecom totaling approximately $1,687,000 and $4,446,000, respectively.

Amounts owed to the Company by Ablecom as of March 31, 2010 and June 30, 2009, were approximately $425,000 and $280,000, respectively. Amounts owed to Ablecom by the Company as of March 31, 2010 and June 30, 2009, were approximately $35,530,000 and $21,455,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 56 and 108 days of invoice. For the three and nine months ended March 31, 2010, the Company received $141,000 and $147,000, respectively, from Ablecom for penalty charges and paid approximately $667,000 and $1,913,000, respectively, in tooling assets and miscellaneous costs to Ablecom. For the three and nine months ended March 31, 2009, the Company received no penalty charges from Ablecom and paid approximately $1,044,000 and $2,029,000, respectively, in tooling assets and miscellaneous costs to Ablecom.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $38,234,000 and $21,578,000 at March 31, 2010 and June 30, 2009, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Note 13. Income Taxes

The Company recorded provisions (benefit) for income taxes of $2,754,000 and $9,949,000 for the three and nine months ended March 31, 2010, respectively, and $(974,000) and $5,492,000 for the three and nine months ended March 31, 2009, respectively. The effective tax rate of 26.3% in the three months ended March 31, 2010 was less than the statutory rate of approximately 39.0% due to discrete permanent items that reduced taxable income, such as: the release of uncertain tax positions liabilities where the statute of limitations had lapsed, the impact of stock option deductions and research and development credits. The effective tax rate of (379.0%) in the three months ended March 31, 2009 was primarily due to the impact of applying a lower annual effective tax rate for the year during a quarter with a loss before income taxes.

As of March 31, 2010, the Company had a liability for gross unrecognized tax benefits of $6,012,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three and nine months ended March 31, 2010, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

At March 31, 2010, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $473,000. During the three and nine months ended March 31, 2010, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company files U.S. federal, U.S. state, and foreign income tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year beginning July 1, 2003.

In connection with the regular examination of the Company’s California tax returns for the fiscal years ended June 30, 2002 and 2003 the Franchise Tax Board has presented certain adjustments to the amounts reflected by the Company on those returns. The timing of the resolution and/or closure on audits is expected to be in the first quarter of fiscal year 2011. The Company does not believe that its unrecognized tax benefits will materially change in the next 12 months.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14. Commitments and Contingencies

Litigation and Claims — The Company was a defendant in a lawsuit with Digitechnic, S.A. (“Digitechnic”), a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial Court found in favor of Digitechnic and awarded damages totaling $1,178,000. The Company accrued for these damages in its consolidated financial statements as of June 30, 2004, as the best estimate of its loss in this situation. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded $11,000 to the Company for legal expenses. Accordingly, the Company reversed the $1,178,000 accrued in fiscal 2005. Digitechnic appealed the Paris Court of Appeals decision to the French Supreme Court and asked for $2,416,000 for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, the Company posted a bond in the amount of $3,080,000 required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1,540,000. In October 2009, the Paris Court of Appeals awarded damages of approximately $1,089,000 against the Company. A provision of $1,089,000 for litigation loss was recorded in the nine months ended March 31, 2010. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1,055,000 in December 2009.

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

International net sales are based on the country to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2010 and 2009, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales:
United States	$112,359	$65,536	$310,855	$244,581
Europe	40,419	25,699	112,582	83,644
Asia	29,425	13,172	78,262	42,543
Other	7,073	5,133	18,075	11,388

	$189,276	$109,540	$519,774	$382,156

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$63,577	33.6%	$42,845	39.1%	$180,218	34.7%	$151,364	39.6%
Subsystems and accessories	125,699	66.4%	66,695	60.9%	339,556	65.3%	230,792	60.4%

Total	$189,276	100.0%	$109,540	100.0%	$519,774	100.0%	$382,156	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales. Net sales amounts previously disclosed by geography have been combined to conform to the current presentation.

Note 16. Subsequent Events

In May 2010, the Company entered into an agreement to purchase land and buildings consisting of approximately 167,000 square feet of space in San Jose, California adjacent to the Company’s current headquarters. The purchase price is approximately $18.5 million. Consummation of the purchase is subject to customary closing conditions and is expected to close in June 2010.

In accordance with FASB’s authoritative guidance on subsequent events, the Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements. During this period the Company did not have any material recognizable subsequent events. However, the Company did have a nonrecognizable subsequent event related to the purchase of real property described above.

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. We have wholly owned subsidiaries in the Netherlands, Taiwan, Cayman Islands and California, United States. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $63.6 million and $180.2 million for the three and nine months ended March 31, 2010, respectively, and $42.8 million and $151.4 million for the three and nine months ended March 31, 2009, respectively. Net sales of subsystems and accessories were $125.7 million and $339.6 million for the three and nine months ended March 31, 2010, respectively, and $66.7 million and $230.8 million for the three and nine months ended March 31, 2009, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $189.3 million and $519.8 million for the three and nine months ended March 31, 2010, respectively and $109.5 million and $382.2 million for the three and nine months ended March 31, 2009, respectively. Our net income was $7.7 million and $19.2 million for the three and nine months ended March 31, 2010, respectively, and $1.2 million and $13.7 million for the three and nine months ended March 31, 2009, respectively. Our increase in profitability in the three and nine months ended March 31, 2010 was primarily attributable to the increase in our net sales of our subsystems and accessories and server systems offset in part by a decline in gross margins across our product lines as we grew market share during a time of economic recovery and an increase in operating expenses of $1.1 million for a provision for litigation loss (see Note 14 of Notes to Condensed Consolidated Financial Statements).

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 69.4% and 68.7% of our net sales from products sold to distributors, and 30.6% and 31.3% from sales to OEMs and to end customers for the three and nine months ended March 31, 2010, respectively. We derived approximately 65.9% and 64.8% of our net sales from products sold to distributors, and 34.1% and 35.2% from sales to OEMs and to end customers for the three and nine months ended March 31, 2009, respectively. None of our customers accounted for 10% or more of our net sales in the three and nine months ended March 31, 2010 and 2009. We derived approximately 59.4% and 59.8% of our net sales from customers in the United States for the three and nine months ended March 31, 2010, respectively, and approximately 59.8% and 64.0% of our net sales from customers in the United States for the three and nine months ended March 31, 2009, respectively. We derived approximately 40.6% and 40.2% of our net sales from customers outside the United States for the three and nine months ended March 31, 2010, respectively and approximately 40.2% and 36.0% of our net sales from customers outside the United States for the three and nine months ended March 31, 2009, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 5.2% of our net sales for both three and nine months ended March 31, 2010, respectively, compared to approximately 7.8% and 6.8% of our net sales for the three and nine months ended March 31, 2009, respectively.

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

One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and nine months ended March 31, 2010, our purchases from Ablecom represented approximately 19.9% and 22.8% of our cost of sales, respectively, compared to approximately 18.1% and 23.1% of our cost of sales for the three and nine months ended March 31, 2009, respectively. The increase in percentage of cost of sales in the three months ended March 31, 2010 was primarily related to a higher volume of chassis purchases from Ablecom in the three months ended March 31, 2010 in order to support our growth. The decrease in percentage of cost of sales in the nine months ended March 31, 2010 was primarily related to higher product mix of subsystems and accessories which were purchased from other suppliers in the nine months ended March 31, 2010. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel and AMD carefully. This also impacts our research and development expenditures. For example, Intel introduced its Nehalem line of microprocessors in March of 2009. Our results for the quarter ended March 31, 2009 were in part adversely impacted by customer order delays in anticipation of the introduction and research and development expenditures necessary for us to prepare for the introduction. Subsequently, we benefited from the introduction with an increase in sales of these products. We also solicit input from our customers to understand their future needs as we design and develop our products.

Other Financial Highlights

The following is a summary of other financial highlights of the third quarter of fiscal year 2010:

•

We generated (used) cash flows from operations of ($19.7) million and ($8.2) million during the three and nine months ended March 31, 2010, respectively, and $3.5 million and $13.4 million during the three and nine months ended March 31, 2009, respectively. We experienced continued growth in our working capital during the three and nine months ended March 31, 2010 to support the growth of our business. Our cash and cash equivalents, together with our investments, were $73.2 million at the end of the third quarter of fiscal year 2010, compared with $85.0 million at the end of fiscal year 2009.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the third quarter of fiscal year 2010 was 29 days, compared with 34 days at the end of fiscal year 2009.

•

Our inventory balance was $144.4 million at the end of the third quarter of fiscal year 2010, compared with $90.0 million at the end of fiscal year 2009. Days sales of inventory (“DSI”) at the end of the third quarter of fiscal year 2010 was 80 days, compared with 76 days at the end of fiscal year 2009. Our purchase commitments with contract manufacturers and suppliers were $79.3 million at the end of the third quarter of fiscal year 2010 and $52.1 million at the end of fiscal year 2009.

We believe that our cash position, our balance sheet, our visibility into our supply chain and our financing capabilities position us well to manage through the current economic recovery.

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

Provision for litigation loss. Loss from litigation relates to an action filed in France by Digitechnic, S.A., a former customer, alleging that certain products purchased from us were defective. In September 2003, the court found in favor of Digitechnic and awarded damages totaling $1.2 million. In February 2005, the court of appeals dismissed the claims. Digitechnic appealed the decision to the French supreme court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the nine months ended March 31, 2010. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1.1 million in December 2009.

Interest and other income, net. Interest and other income, net represents the net of our interest income on investments or interest expense on the building loans for our owned facilities offset by interest earned on our cash and investments balances.

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

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices. Credits that we issued pursuant to these provisions were $9,000 and $95,000 for the three and nine months ended March 31, 2010, respectively, and $101,000 and $324,000 for the three and nine months ended March 31, 2009, respectively. We do not commit to future price reductions with any of our customers.

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

Impairment of short-term and long-term investments. Impairment of short-term and long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the securities with the stated maturity less than a year, the securities were classified as short-term available-for-sale investments. We have used a discounted cash flow model to estimate the fair value of these investments as of March 31, 2010 and June 30, 2009. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 2% to 4% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. As of March 31, 2010 and June 30, 2009 we have recorded an accumulated unrealized loss of $385,000 and $801,000, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $4.1 million as of March 31, 2010, compared with $3.6 million as of June 30, 2009. The provision for warranty reserve was $2.0 million and $5.7 million in the three and nine months ended March 31, 2010, respectively, and $1.6 million and $5.2 million in the three and nine months ended March 31, 2009, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $0.2 million decrease and $0.4 million decrease in the three and nine months ended March 31, 2010, respectively and $18,000 increase and $0.1 million increase in the three and nine months ended March 31, 2009, respectively. As we experienced an increase in net sales in the three months ended March 31, 2010, the provision for warranty reserve increased $0.5 million compared to the three months ended March 31, 2009, respectively. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $0.7 million and $1.8 million in the three and nine months ended March 31, 2010, respectively, and $0.5 million and $0.8 million in the three and nine months ended March 31, 2009, respectively.

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

Stock-based compensation. Effective July 1, 2006, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Prior to July 1, 2006, we have recorded compensation expense for stock options with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the three and nine months ended March 31, 2010 was $0 and $0.1 million, respectively, compared to $0.1 million and $0.4 million for the three and nine months ended March 31, 2009, respectively. Since July 1, 2006, the Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense for options granted to employees after July 1, 2006, was $1.5 million and $4.7 million for the three and nine months ended March 31, 2010, respectively, and $1.3 million and $3.5 million for the three and nine months ended March 31, 2009, respectively.

As of March 31, 2010, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $12.7 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.57 years. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Variable interest entities. We have analyzed our relationship with Ablecom and its subsidiaries and we have concluded that Ablecom is a variable interest entity in accordance with applicable accounting standards and guidance; however, we are not the primary beneficiary of Ablecom and therefore, we do not consolidate Ablecom. In performing our analysis, we considered our explicit arrangements with Ablecom including the supplier and distributor arrangements. Also, as a result of the substantial related party relationship between the two companies, we considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests in Ablecom from suffering losses. We determined that no implicit arrangements exist with Ablecom or its shareholders. Such an arrangement would be inconsistent with the fiduciary duty that we have towards our stockholders who do not own shares in Ablecom. In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We are still evaluating the impact, if any, that the adoption of this standard may have on our financial position or results of operations.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.5	85.1	83.8	82.1

Gross profit	15.5	14.9	16.2	17.9

Operating expenses:
Research and development	5.2	7.8	5.2	6.8
Sales and marketing	2.9	3.7	2.9	3.4
General and administrative	1.8	3.0	2.2	2.6
Provision of litigation loss	—	—	0.2	—

Total operating expenses	9.9	14.5	10.5	12.8

Income from operations	5.6	0.4	5.7	5.1
Interest income	—	—	—	0.1
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)

Income before income tax provision	5.5	0.2	5.6	5.0
Income tax provision	1.4	(0.9)	1.9	1.4

Net income	4.1%	1.1%	3.7%	3.6%

Comparison of Three Months Ended March 31, 2010 and 2009

Net sales. Net sales increased by $79.7 million, or 72.8%, to $189.3 million from $109.5 million, for the three months ended March 31, 2010 and 2009, respectively. This increase was due primarily to an increase in unit volumes of subsystems and accessories and average selling prices of server systems. For the three months ended March 31, 2010, the approximate number of server system units sold increased 10.3% to 43,000 compared to 39,000 for the three months ended March 31, 2009. The average selling price of server system units increased 36.4% to approximately $1,500 in the three months ended March 31, 2010 compared to approximately $1,100 in the three months ended March 31, 2009. The average selling prices of our server systems increased principally due to higher average selling prices of 6000 Series configuration of servers which incorporated additional features such as higher density, memory and hard disk drive capacity. Sales of server systems increased by $20.7 million or 48.4% from the three months ended March 31, 2009 to the three months ended March 31, 2010, primarily due to higher sales of 6000 Series configuration of servers. Sales of server systems represented 33.6% of our net sales for the three months ended March 31, 2010 as compared to 39.1% of our net sales for the three months ended March 31, 2009. For the three months ended March 31, 2010, the approximate number of subsystems and accessories units sold increased 69.0% to 840,000 compared to 497,000 for the three months ended March 31, 2009. Sales of subsystems and accessories units increased by $59.0 million or 88.5% from the three months ended March 31, 2009 to the three months ended March 31, 2010, primarily due to higher sales to distributors and resellers. Sales of subsystems and accessories represented 66.4% of our net sales for the three months ended March 31, 2010 as compared to 60.9% of our net sales for the three months ended March 31, 2009. We believe that the increase in our net sales in the three months ended March 31, 2010 was primarily attributable to the continuing improvement in the global economy. In particular, comparisons of our results for the quarter ended March 31, 2010 against the quarter ended March 31, 2009 reflect a comparison against our worst performing quarter during the global downturn. As a result, the amount of the percentage increases do not reflect a trend expected to continue in future periods. For the three months ended March 31, 2010 and 2009, we derived approximately 69.4% and 65.9%, respectively, of our net sales from products sold to distributors and we derived approximately 30.6% and 34.1%, respectively, from sales to OEMs and to end customers. For the three months ended March 31, 2010, customers in the United States, Europe, and Asia accounted for approximately 59.4%, 21.4% and 15.5%, of our net sales, respectively, as compared to 59.8%, 23.5% and 12.0%, respectively, for the three months ended March 31, 2009.

Cost of sales. Cost of sales increased by $66.8 million, or 71.7%, to $160.0 million from $93.2 million, for the three months ended March 31, 2010 and 2009, respectively. Cost of sales as a percentage of net sales was 84.5% and 85.1% for the three months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $1.6 million in freight-in charges, an increase of $0.5 million in provision for warranty reserve and an increase of $0.2 million in provision for inventory reserve. The higher cost of sales as a percentage of net sales was primarily due to a lower percentage of sales from server systems, a higher percentage of sales to internet data centers and a higher percentage of sales of subsystem and accessories as we grew market share during a time of economic recovery. In the three months ended March 31, 2010, we recorded a $2.0 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $1.6 million, or 1.4% of net sales, in the three months ended March 31, 2009. The increase in the provision for warranty reserve was primarily due to higher net sales in the three months ended March 31, 2010. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected. In the three months ended March 31, 2010, we recorded a $0.7 million expense, or 0.3% of net sales, related to the inventory provision as compared to $0.5 million expense, or 0.4% of net sales, in the three months ended March 31, 2009. The increase in the inventory provision was primarily for our older products as we go through product transitions.

Research and development expenses. Research and development expenses increased by $1.1 million, or 13.0%, to $9.8 million from $8.6 million for the three months ended March 31, 2010 and 2009, respectively. Research and development expenses were 5.2% and 7.8% of net sales for the three months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $1.5 million in compensation and benefits resulting from growth in research and development personnel and an increase of $0.3 million in development costs associated with new products offset in part by an increase of $0.8 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $0.9 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $1.5 million, or 37.9%, to $5.5 million from $4.0 million, for the three months ended March 31, 2010 and 2009, respectively. Sales and marketing expenses were 2.9% and 3.7% of net sales for the three months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $0.6 million in compensation and benefits resulting from growth in sales and marketing personnel, an increase of $0.3 million in cooperative marketing funding to customers, an increase of $0.2 million in advertising and promotion expenses and a decrease of $0.2 million in marketing co-op funding from vendors.

Sales and marketing expenses include stock-based compensation expense of $0.2 million for both three months ended March 31, 2010 and 2009.

General and administrative expenses. General and administrative expenses increased by $0.2 million, or 5.5%, to $3.5 million from $3.3 million, for the three months ended March 31, 2010 and 2009, respectively. General and administrative expenses were 1.8% and 3.0% of net sales for three months ended March 31, 2010 and 2009, respectively. The increase in absolute dollar was primarily due to an increase of $0.3 million in bad debt expenses and an increase of $0.2 million in compensation and benefits offset in part by a decrease of $0.1 million in insurance expenses.

General and administrative expenses include stock-based compensation expense of $0.4 million for both three months ended March 31, 2010 and 2009, respectively.

Interest and other expense, net. Interest and other expense, net changed by $0.1 million, to $47,000 of expense from $0.2 million of expense, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, respectively, of which $0.1 million and $0.2 million was interest expense for the three months ended March 31, 2010 and 2009, respectively. The net change was primarily due to lower interest expense as the Company paid off our outstanding building loans in July and August 2009. We expect the interest expenses will increase in the future as we intend to obtain financing to purchase properties in San Jose, California and Asia during the quarter ending June 30, 2010.

Provision for income taxes. Provision for income taxes was $2.8 million and ($1.0) million benefit for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate of 26.3% for the three months ended March 31, 2010 was less than the statutory rate of approximately 39% due to discrete permanent items that reduced taxable income, such as: the release of uncertain tax positions liabilities where the statute of limitations had lapsed, the impact of stock option deductions and research and development credits. The effective tax rate of (379.0%) for the three months ended March 31, 2009 was primarily due to the impact of applying a lower annual effective tax rate for the year during a quarter with a loss before income taxes.

Comparison of Nine Months Ended March 31, 2010 and 2009

Net sales. Net sales increased by $137.6 million, or 36.0%, to $520.0 million from $382.2 million, for the nine months ended March 31, 2010 and 2009, respectively. This increase was due primarily to an increase in unit volumes of subsystems and accessories and average selling prices of server systems. For the nine months ended March 31, 2010, the approximate number of server system units sold increased 3.2% to 128,000 compared to 124,000 for the nine months ended March 31, 2010 and 2009. The average selling price of server system units increased 16.7% to approximately $1,400 in the nine months ended March 31, 2010 compared to approximately $1,200 in the nine months ended March 31, 2009. The average selling prices of our server systems increased principally due to higher average selling prices of 6000 Series configuration of servers which incorporated additional features offset in part by declines in average selling prices of more mature products to OEMs and end customers. Sales of server systems increased by $28.9 million or 19.1% from the nine months ended March 31, 2009 to the nine months ended March 31, 2010, primarily due to higher sales of our 6000 Series configuration of servers offset in part by lower sales of more mature products to OEMs and end customers. Sales of server systems represented 34.7% of our net sales for the nine months ended March 31, 2010 as compared to 39.6% of our net sales for the nine months ended March 31, 2009. For the nine months ended March 31, 2010, the approximate number of subsystems and accessories units sold increased 28.0% to 2,298,000 compared to 1,795,000 for the nine months ended March 31, 2009. Sales of subsystems and accessories increased by $108.8 million or 47.1% from the nine months ended March 31, 2009 to the nine months ended March 31, 2010, primarily due to higher sales to distributors and resellers. Sales of subsystems and accessories represented 65.3% of our net sales for the nine months ended March 31, 2010 as compared to 60.4% of our net sales for the nine months ended March 31, 2009. For the nine months ended March 31, 2010 and 2009, we derived approximately 68.7% and 64.8%, respectively, of our net sales from products sold to distributors and we derived approximately 31.3% and 35.2%, respectively, from sales to OEMs and to end customers. For the nine months ended March 31, 2010, customers in the United States, Europe and Asia accounted for approximately 59.8%, 21.7% and 15.0%, of our net sales, respectively, as compared to 64.0%, 21.9% and 11.1%, respectively, for the nine months ended March 31, 2009.

Cost of sales. Cost of sales increased by $121.8 million, or 38.8%, to $435.7 million from $313.9 million, for the nine months ended March 31, 2010 and 2009, respectively. Cost of sales as a percentage of net sales was 83.8% and 82.1% for the nine months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $2.3 million in freight-in charges, an increase of $1.0 million in provision for inventory reserve and an increase of $0.4 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to a lower percentage of sales from server systems and a higher percentage of sales of subsystem and accessories as we grew market share during the economic recovery. In the nine months ended March 31, 2010, we recorded a $1.8 million expense, or 0.3% of net sales, related to the inventory provision as compared to $0.8 million, or 0.2% of net sales, in the nine months ended March 31, 2009. The increase in the inventory provision was primarily for our older products as we go through product transitions. In the nine months ended March 31, 2010, we recorded a $5.7 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $5.2 million, or 1.4% of net sales, in the nine months ended March 31, 2009. The increase in the provision for warranty reserve was primarily due to higher net sales in the nine months ended March 31, 2010. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $1.5 million, or 5.7%, to $27.1 million from $25.7 million, for the nine months ended March 31, 2010 and 2009, respectively. Research and development expenses were 5.2% and 6.8% of net sales for the nine months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $3.0 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense offset in part by an increase of $1.5 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $2.3 million and $1.9 million for the nine months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $2.1 million, or 16.4%, to $15.2 million from $13.0 million, for the nine months ended March 31, 2010 and 2009, respectively. Sales and marketing expenses were 2.9% and 3.4% of net sales for the nine months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $1.3 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, a decrease of $0.6 million in cooperative marketing funding from vendors and an increase of $0.3 million in cooperative marketing funding to customers.

Sales and marketing expenses include stock-based compensation expense of $0.6 million for both nine months ended March 31, 2010 and 2009, respectively.

General and administrative expenses. General and administrative expenses increased by $1.3 million, or 13.1%, to $11.3 million from $10.0 million, for the nine months ended March 31, 2010 and 2009. General and administrative expenses were 2.2% and 2.6% of net sales for the nine months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $0.8 million in compensation and benefits, including higher stock-based compensation expense, an increase of $0.2 million in professional fees related to audit and tax activities performed in the nine months ended March 31, 2010 and an increase of $0.1 million in bad debt expenses.

General and administrative expenses include stock-based compensation expense of $1.4 million and $1.1 million for the nine months ended March 31, 2010 and 2009, respectively.

Provision for litigation loss. Loss from litigation increased to $1.1 million from $0, for the nine months ended March 31, 2010 and 2009, respectively. The increase was related to the Digitechnic lawsuit. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the nine months ended March 31, 2010, and the Company paid off the amount in December 2009. (See Note 14 of Notes to Condensed Consolidated Financial Statements.)

Interest and other expense, net. Interest and other expense, changed by $0.1 million, to $0.2 million of expense from $0.3 million of expense, for the nine months ended March 31, 2010 compared to the same period in 2009, respectively, of which $0.3 million and $0.7 million was interest expense for the nine months ended March 31, 2010 and 2009, respectively. The net change was due to lower interest income of $0.3 million resulting from lower interest rates and lower interest expense of $0.4 million as the Company paid off our outstanding building loans in July and August 2009. We expect the interest expenses will increase in the future as we intend to obtain financing to purchase properties in San Jose, California and Asia during the quarter ending June 30, 2010.

Provision for income taxes. Provision for income taxes increased by $4.5 million, or 81.2%, to $9.9 million from $5.5 million, for the nine months ended March 31, 2010 and 2009, respectively. The effective tax rate was 34.1% and 28.5% for the nine months ended March 31, 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to the expiration of the federal research and development tax credit in the nine months ended March 31, 2010.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short-term investments were $67.2 million and $70.6 million as of March 31, 2010 and June 30, 2009, respectively.

Operating Activities. Net cash provided by (used in) operating activities was ($8.2) million and $13.4 million for the nine months ended March 31, 2010 and 2009, respectively. Net cash used in our operating activities for the nine months ended March 31, 2010 consisted of our net income of $19.2 million, an increase in inventory of $56.2 million and an increase in accounts receivable of $22.5 million, which was substantially offset by an increase in accounts payable of $30.0 million, stock-based compensation expense of $4.8 million, an increase in accrued liabilities of $4.3 million, an increase in prepaid income taxes/income tax payable of $4.1 million, an allowance for sales returns of $3.9 million and a depreciation expense of $3.4 million.

The increase for the nine months ended March 31, 2010 in accounts receivable was primarily due to higher net sales during the nine months ended March 31, 2010. The increase for the nine months ended March 31, 2010 in inventory, accounts payable and accrued liabilities was due to an increase in demand for our products resulting from a recovering economy and to support the growth of the Company. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

Net cash provided by operating activities for the nine months ended March 31, 2009 was primarily due to our net income of $13.7 million, stock-based compensation expense of $4.0 million, an allowance for sales returns of $3.3 million, a decrease in accounts receivable of $3.1 million, an increase in prepaid income taxes/income taxes payable of $2.3 million, a decrease in inventory of $1.9 million and an increase in accrued liabilities of $1.5 million, which was substantially offset by a decrease in accounts payable of $20.2 million.

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

Investing activities. Net cash provided by (used in) our investing activities was $7.7 million and ($1.9) million for the nine months ended March 31, 2010 and 2009, respectively. In the nine months ended March 31, 2010, the redemption at par of investments in auction rate securities of $8.9 million and the release of the restricted funds from an irrevocable standby letter of credit of $1.5 million were offset in part by the purchase of property, plant and equipment of $2.8 million. In the nine months ended March 31, 2009, $2.8 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $0.9 million. We have historically owned our manufacturing facilities and have leased off-shore offices. The expansion of our manufacturing capability as to date has not been capital intensive as our internal manufacturing is limited to assembly and test. We expect the net cash used in our investing activities will increase significantly in the quarter ending June 30, 2010 as we entered into an agreement to purchase land and buildings in San Jose, California in May 2010 and intend to invest in a property in Asia during the quarter ending June 30, 2010 in order to expand our assembly and test capabilities to support our business growth.

Financing activities. Net cash used in our financing activities was $3.1 million and $0.3 million for the nine months ended March 31, 2010 and 2009, respectively. In the nine months ended March 31, 2009, we repurchased 445,028 shares of treasury stock for $2.0 million. In the nine months ended March 31, 2010 and 2009, $5.1 million and $1.9 million, respectively, was related to the proceeds from exercise of stock options. In the nine months ended March 31, 2010, $1.4 million was related to the excess tax benefits from stock-based compensation. We repaid $10.0 million and $0.2 million in loans for the nine months ended March 31, 2010 and 2009, respectively. We expect the net cash provided by financing activities will increase in the quarter ending June 30, 2010 as we intend to obtain financing to purchase properties in San Jose, California and Asia during the quarter ending June 30, 2010.

We have historically generated cash from our operating activities as we have grown. We expect to experience continued growth in our working capital requirements as we continue to expand our business. We intend to fund this continued expansion through cash generated by operations. We anticipate that working capital will constitute a material use of our cash resources. We have sufficient cash on hand to continue to operate in the next 12 months.

Other factors affecting liquidity and capital resources

As of March 31, 2010, we had an unused revolving line of credit totaling $5.0 million that matures on December 15, 2010 with an interest rate at Prime Rate plus 0.5% per annum. As of March 31, 2010, we were in compliance with the financial covenants associated with the line of credit.

In addition, we have historically paid our contract manufacturers within 41 to 75 days of invoice and Ablecom between 56 and 108 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of March 31, 2010 and June 30, 2009 amounts owed to Ablecom by us were approximately $35.5 million and $21.5 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $8.8 million over the next 5.3 years as of March 31, 2010. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a noncurrent restricted asset as of March 31, 2010.

As of March 31, 2010, we held approximately $6.4 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA/Aaa or Baa at March 31, 2010. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2010, $6.0 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.4 million of auction rate student loan was classified as a short-term available-for-sale investment because the stated maturity for these securities occur in September 2010. Based on our assessment of fair value at March 31, 2010, we have recorded an accumulated unrealized loss of $0.4 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold these investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During the three and nine months ended March 31, 2010, approximately $0.2 million and $8.9 million of these auction rate securities were redeemed at par.

In May 2010, we entered into an agreement to purchase land and buildings with approximately 167,000 square feet of space in San Jose, California adjacent to our headquarters. The purchase price is approximately $18.5 million. Consummation of the purchase is subject to customary closing conditions and is expected to close in June 2010. We intend to obtain financing to purchase these properties.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2010:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,489	$4,020	$4,011	$928	$11,448
Capital leases, including interest	37	44	2	—	83
License arrangement	842	911	797	—	2,550
Purchase commitments	79,338	—	—	—	79,338

Total	$82,706	$4,975	$4,810	$928	$93,419

The table above excludes liabilities for deferred rent of $0.9 million, deferred revenue for warranty services of $1.5 million and unrecognized tax benefits and related interest and penalties accrual of $6.0 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2010, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We had $10.0 million of indebtedness under our credit facilities as of June 30, 2009, and no indebtedness under our credit facilities as of March 31, 2010. We paid off the building loans in July and August 2009 totaling $10.2 million including a prepayment penalty of $0.2 million.

Liquidity Risk

As of March 31, 2010, we held approximately $6.4 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA/Aaa or Baa at March 31, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2010, $6.0 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.4 million of auction rate student loan was classified as a short-term available-for-sale investment because the stated maturity for these securities occur in September 2010. Based on our assessment of fair value at March 31, 2010, we have recorded an accumulated unrealized loss of $0.4 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and nine months ended March 31, 2010, approximately $0.2 million and $8.9 million of auction rate securities were redeemed at par, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain was $93,000 and $73,000 for the three and nine months ended March 31, 2010, respectively, and $24,000 and $27,000 for the three and nine months ended March 31, 2009, respectively. We do not currently engage in foreign currency hedging transactions.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

We were subject to a suit brought by Digitechnic, S.A. which was filed in the Bobigny Commercial Court in Paris, in 1999. The claims involve allegations of damages stemming from allegedly defective products. In September 2003, the Bobigny Commercial Court awarded damages of approximately $1.2 million against us. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded costs to us. Digitechnic appealed the decision to the French Supreme Court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, we posted a bond in the amount of $3.1 million required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1.5 million. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the nine months ended March 31, 2010. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1.1 million in December 2009.

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

Our results of operations for the fiscal year 2009 were adversely impacted by reduced information technology spending in light of the economic downturn and have improved in fiscal year 2010 as the economy has begun to recover. Although we cannot predict the level of such reductions or the impact on our business in future periods, if the economic recovery is not sustained, we could experience:

•	Reduced demand for our products as a result of continued constraints on IT-related capital spending and limitations on available financing;

•	Increased price competition for our products;

•	Risk of excess and obsolete inventories;

•	Excess facilities and manufacturing capacity;

•	Higher overhead costs as a percentage of revenue and higher interest expense; and

•	Risk of uncollectible accounts receivable.

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

Over time we expect to continue to make investments to pursue new customers and expand our product offerings to grow our business rapidly. In connection with this growth, we expect that our annual operating expenses will increase significantly if the economy continues to improve and as we invest in sales and marketing, research and development, manufacturing and production infrastructure, and strengthen customer service and support resources for our customers. Our failure to expand operational and financial systems timely or efficiently could result in additional operating inefficiencies, which could increase our costs and expenses more than we had planned and prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

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

Historically, we have offered limited credit terms to our customers. As our customer base expands, as our orders increase in size, and as we obtain more direct customers, we expect to offer increased credit terms and flexible payment programs to our customers. Doing so may subject us to increased credit risk, higher accounts receivable with longer days outstanding, and increases in charges or reserves, which could have a material adverse effect on our business, results of operations and financial condition. Likewise, if the economic recovery does not continue, we could be exposed to greater credit risk.

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

Historically, a substantial majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for approximately 69.4% and 68.7% of our net sales in the three and nine months ended March 31, 2010, respectively, compare to approximately 65.9% and 64.8% of our net sales in the three and nine months ended March 31, 2009, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions. The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our resources to match market demand.

Since a significant portion of our sales are made through domestic and international distributors, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of end customers and our distributors, and by the changes in inventory levels of our products held by these distributors. We generally record revenue based upon a “sell-in” model which means that we generally record revenue upon shipment to our distributors. For more information regarding our revenue recognition policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.” While we attempt to assist our distributors in maintaining targeted stocking level of our products, we may not consistently be accurate or successful. This process involves the exercise of judgment and use of assumptions as to future uncertainties including end customer demand. Our distributors also have various rights to return products which could, among other things, result in our having to repurchase inventory which has declined in value or is obsolete. Consequently, actual results could differ from our estimates. Inventory levels of our products held by our distributors may exceed or fall below the levels we consider desirable on a going-forward basis. This could adversely affect our distributors or our ability to efficiently manage or invest in internal resources, such as manufacturing and shipping capacity, to meet the demand for our products.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and nine months ended March 31, 2010, we recorded inventory write-downs charged to cost of sales of $0.7 million and $1.8 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition.”

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented approximately 19.9% and 22.8% of our cost of sales for the three and nine months ended March 31, 2010, respectively, and approximately 18.1% and 23.1% of our cost of sales for the three and nine months ended March 31, 2009, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own approximately 10.5% of Ablecom’s outstanding common stock. Charles Liang served as a director of Ablecom during our fiscal 2006, but is not currently serving in such capacity. Mr. Charles Liang, Ms. Liang, Mr. Steve Liang and relatives of these individuals own 53.1% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders, and Mr. Liaw, as an officer, director and significant stockholder, of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed.

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held approximately 2.0% of our outstanding common stock as of March 31, 2010. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property and in the future we may receive claims that our products infringe or violate third parties’ intellectual property rights. For example, we were subject to a lawsuit filed in 2005 by Rackable Systems, Inc. In May 2007, we settled the claims on terms which had no adverse effect on our business, financial condition and result of operations. In addition, increasingly non-operating companies are purchasing patents and bringing claims against technology companies. We are currently subject to one such claim and recently settled another. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

As of March 31, 2010, we held approximately $6.4 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA/Aaa or Baa at March 31, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2010, $6.0 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.4 million of auction rate student loan was classified as a short-term available-for-sale investment because the stated maturity for these securities occur in September 2010.

Based on our assessment of fair value at March 31, 2010, we have recorded an accumulated unrealized loss of $0.4 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During the three and nine months ended March 31, 2010, approximately $0.2 million and $8.9 million of auction rate securities were redeemed at par, respectively.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of March 31, 20010, we had approximately 36.6 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including approximately 11.1 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 0.9 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of April 30, 2010, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 37.1 percent of our common stock outstanding, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Default Upon Senior Securities.

Not applicable.

Item 4.	Removed and Reserved

Not applicable.

Item 5.	Other Information.

In May 2010, the Company entered into an agreement for purchase of properties located at 1781 and 1785 and 1797 Fox Drive and 801 and 821 Fox Lane, San Jose, California, consisting of approximately 167,000 square feet of space. The purchase price is approximately $18.5 million. Consummation of the purchase is subject to customary closing conditions and the transaction is expected to close in June 2010.

Item 6.	Exhibits

(a) Exhibits.

10.31	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California

31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date: May 7, 2010	/s/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 7, 2010	/s/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)