Form 10-K
period 2010-06-30
Super Micro Computer, Inc.
filed 2010-09-07
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2009, as reported by the Nasdaq Global Market, was approximately $275,958,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 24, 2010 there were 37,319,099 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

DOCUMENTS INCORPORATED BY REFERENCE

None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. We offer our clients a high degree of flexibility and customization by providing what we believe to be the industry’s broadest array of servers, server subsystems and accessories, which are interoperable and can be configured to create complete server systems. Our server systems, subsystems and accessories are architected to provide high levels of reliability, quality and scalability, thereby enabling benefits in the areas of performance, thermal management, power efficiency and total cost of ownership. We base our solutions on open standard components, such as processors from Intel and AMD and our solutions can utilize both the Linux and Windows operating systems.

We perform the majority of our research and development efforts in-house, which increases the communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard materials to develop proprietary components, such as serverboards, chassis, power supplies and networking / storage devices. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver application-optimized solutions based upon customers’ application requirements. As of June 30, 2010, we offered over 4,700 SKUs, including SKUs for server systems, serverboards, chassis and power supplies and other system accessories.

We conduct our operations principally from our headquarters in California and subsidiaries in the Netherlands and Taiwan, We sell our server systems and server subsystems and accessories primarily through distributors, which include value added resellers and system integrators, and to a lesser extent to original equipment manufacturers (OEMs) as well as through our direct sales force. During fiscal year 2010, our products were purchased by over 500 customers, most of which are distributors in 81 countries. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2010, 2009 and 2008, our net sales were $721.4 million, $505.6 million and $540.5 million, respectively and our net income was $26.9 million, $16.1 million and $25.4 million, respectively.

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

Evolution of Open Systems and Scale-out Computing

Computing architectures are continuing to evolve to meet this rapidly growing demand for computing capacity. As businesses increasingly require solutions that provide flexibility and scalability in a cost effective manner, they are moving away from traditional proprietary computing solutions toward open system servers with x86 based architectures using either Linux or Windows operating systems. Businesses are building upon this modular and open system concept to create what are commonly referred to as scale-out computing architectures. These scale-out architectures typically consist of open standard components that are configured into modular computing systems and organized into clustered or rackmount server configurations. These systems are designed to comply with a set of industry standard specifications that are referred to as Server System Infrastructure, or SSI. SSI is also an industry standard organization, which defines server specification standards. We actively participate in the SSI organization and have a representative on the board directors. Our development methodology for servers is not only to comply with the SSI standards but also to focus on the superset of SSI (which we call Super-SSI), in order that our products accommodate our own proprietary design as well as comply with SSI standards. Scale-out computing enables businesses to add computing capacity incrementally as their needs arise without significantly disrupting existing systems, providing greater flexibility and scalability and improving total cost of ownership over earlier generations of server systems.

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

Superior price-to-performance per watt. In addition to the need for rapidly available and highly optimized server solutions, businesses with application optimized server needs face growing scalability challenges. Many application optimized server deployments constitute increasingly larger server systems, particularly in scale-out configurations, and can involve hundreds or even thousands of servers. Deployments of this magnitude can present numerous performance, space, energy and maintenance challenges. First, the aggregation of large numbers of computing systems leads to escalating energy requirements. As a result, businesses require scale-out computing systems that not only perform well but also minimize power consumption. Second, the increasing need for computing capacity has resulted in the need for higher density solutions to optimize the use of valuable floor space and to minimize operating costs. Third, the high density of the equipment, together with increasing power consumption per CPU, are creating a significant challenge for businesses attempting to manage heat dissipation, including the cost of owning and operating computer room air conditioning, or CRAC, units to effectively prevent system failure.

The Super Micro Solution

We develop and provide high performance server solutions based upon an innovative, modular and open-standard architecture. Our primary competitive advantages arise from how we use our integrated internal research and development organization to develop the intellectual property used in our server solutions. These have enabled us to develop a set of design principles and performance specifications that we refer to as Super SSI that meet industry standard SSI requirements and also incorporate advanced functionality and capabilities. Super SSI provides us with greater flexibility to quickly and efficiently develop new server solutions that are optimized for our customers’ specific application requirements. Our modular architectural approach has allowed us to offer our customers interoperable designs across all of our product lines. This modular approach, in turn, enables us to provide what we believe to be the industry’s largest array of server systems, subsystems and accessories.

Flexible and Customizable Server Solutions

We provide flexible and customizable server solutions to address the specific application needs of our customers. Our design principles allow us to aggregate industry standard materials to develop proprietary subsystems and accessories, such as serverboards, chassis and power supplies to deliver a broad range of products with superior features. Each subsystem and accessory is built to be backward compatible. We believe this building block approach allows us to provide a broad range of SKUs. As of June 30, 2010, we offered over 4,700 SKUs, including SKUs for rackmount and blade server systems, serverboards, chassis and power supplies and other system accessories.

Rapid Time-to-Market

We are able to significantly reduce the design and development time required to incorporate the latest technologies and to deliver the next generation application optimized server solutions. Our in-house design competencies and control of the design of many of the components used within our server systems enable us to rapidly develop, build and test server systems, subsystems and accessories with unique configurations. As a result, when new products are brought to market we are generally able to quickly design, integrate and assemble server solutions with little need to re-engineer other portions of our solution. Our efficient design capabilities allow us to offer our customers server solutions incorporating the latest technology with a superior price-to-performance ratio. We work closely with the leading microprocessor vendors to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology.

Improved Power Efficiency and Thermal Management

We leverage advanced technology and system design expertise to reduce the power consumption of our server, blade, workstation and storage systems. We believe that we are an industry leader in power saving technology. Our server solutions include many design innovations to optimize power consumption and manage heat dissipation. We have designed flexible power management systems which customize or eliminate components in an effort to reduce overall power consumption. We have proprietary power supplies that can be integrated across a wide range of server system form factors which can significantly enhance power efficiency. We have also developed technologies that are specifically designed to reduce the effects of heat dissipation from our servers. Our thermal management technology allows our products to achieve a superior price-to-performance ratio while minimizing energy costs and reducing the risk of server malfunction caused by overheating.

High Density Servers

Our servers are designed to enable customers to maximize computing power while minimizing the physical space utilized. We offer server systems with twice the density of conventional solutions, which allows our customers to efficiently deploy our server systems in scale-out configurations. Through our proprietary technology, we can offer significantly more memory and expansion slots than traditional server systems with a comparable server form factor. In addition, we offer systems in a 1U configuration with features and capabilities generally offered by competitors only in a server with room for two racks or shelves, or a 2U server, configuration. For example, our “1U Twin™” system contains two full feature dual processor, or DP, serverboards in a 1U chassis. We also offer systems in a 2U configuration with features and capabilities generally offered by competitors only in a server with room for four racks or shelves, or a 4U server, configuration. For example, our “2U Twin²” system contains four full feature DP serverboards in a 2U chassis which are designed to address the ever-increasing efficiency, density and low total cost of ownership demands of today’s high performance computing clusters and data centers.

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

Expand Our Product Offerings

We plan to increase the number of products we offer to our customers. Our product portfolio will continue to include additional solutions based on the latest Intel and AMD technologies as well as other technology vendors such as Nvidia. We plan to continue to improve the energy efficiency of our products by enhancing our ability to deliver improved power and thermal management capabilities, as well as servers and subsystems and accessories that can operate in increasingly dense environments. We also plan to continue developing and in the future offer additional management software capabilities that are integrated with our server products and will further enable our customers to simplify and automate the deployment, configuration and monitoring of our servers.

Further Develop Existing Markets and Expand Into New Markets

We intend to strengthen our relationships with existing customers and add new distributors and OEM partners. We will continue to target specific industry segments that require application optimized server solutions including data center environments, financial services, oil and gas exploration, biotechnology, entertainment and embedded applications. We have begun manufacturing and service operations in the Netherlands and Taiwan in support of European and Asian customers and we plan to continue to increase our overseas manufacturing capacity and expand our reach geographically.

Strengthen Our Relationships with Suppliers and Manufacturers

Our efficient supply chain and combined internal and outsourced manufacturing allow us to build systems to order that are customized, while minimizing costs. We plan to continue leveraging our relationships with suppliers and contract manufacturers in order to maintain and improve our cost structure as we benefit from economies of scale. We intend to continue to source non-core products from external suppliers. We also believe that as our solutions continue to gain greater market acceptance, we will generate growing and recurring business for our suppliers and contract manufacturers. We believe this increased volume will enable us to receive better pricing and achieve higher margins. We believe that a highly disciplined approach to cost control is critical to success in our industry. For example, we continue to maintain our warehousing capacity in Asia through our relationship with Ablecom Technology, Inc. (“Ablecom”), one of our major contract manufacturers and a related party, so that we continue to deliver products to our customers in Asia and elsewhere more quickly and in higher volumes.

Advanced Blade Server Technology

To meet the emerging demand for blade servers, we have developed and continued to improve our high-performance blade server solutions, called SuperBlades. Our SuperBlades are designed to share a common computing infrastructure, thereby saving additional space and power. Our SuperBlades are self-contained servers designed to achieve industry leading density and superior performance per square foot at a lower total cost of ownership. The SuperBlade’s enclosure provides power, cooling, networking, various interconnects and system-level management and supports both Intel Xeon and AMD Opteron processors. By creating a range of unique blade server offerings, we provide our customers with solutions that can be customized to fit their needs. In addition, the SuperBlade power supplies provide up to 94% efficiency, which is currently considered the highest AC power supply efficiency providing extreme electricity cost saving. We believe that our SuperBlade server system provides industry leading density, memory expandability, reliability, price-to-performance per square foot and energy saving. In November 2009, we launched our new generation SuperBlade called TwinBlade™. TwinBlade includes two dual processor blades into one slot. The TwinBlade™ with the most current Infiniband quad data rate (QDR) connection enables the new SuperBlade to achieve even higher performance, density and efficiency by doubling the number of dual-processor compute nodes per 7U enclosure from 10 to 20. In addition to its superior processing power, TwinBlade combines 94%+ power supply efficiency with our innovative and highly efficient thermal and cooling system designs making it the greenest, most power-saving blade solution available.

Products

We offer a broad range of application optimized server solutions, including complete rackmount and blade server systems and subsystems and accessories which customers can use to build complete server systems. Our servers are deployed in several configurations within two areas of an enterprise network:

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

Server Systems

We sell server systems in rackmount, standalone tower and blade form factors. We currently offer a complete range of server options with single, dual and quad CPU capability supporting Intel Pentium and Xeon multi-core architectures in 1U, 2U, 3U, 4U, tower and blade form factors. We also offer complete server systems based on AMD dual and quad Opteron in 1U, 2U, 4U and blade form factors. As of June 30, 2010, we offered over 900 different server systems. For each system, we offer multiple chassis designs and power supply options to best suit customer requirements. We also offer multiple configurations based on our latest generation systems with most comprehensive selections of chassis and serverboards. A majority of our most common systems are also available in minimum 1U or 1/2 depth form factors which are approximately one half of the size of standard sized rackmount servers.

The figure below depicts a typical rackmount server and the different components that we typically optimize for our customers. The layout presented is for illustrative purposes only and does not represent the typical layout of all our servers.

A.	Chassis: Industry standard 1U rackmount chassis that permits server interoperability while efficiently housing key server components

B.	Power Supply: Cost effective, high efficiency AC/DC energy saving power supply

C.	Memory: Scalable memory expansion capability.

D.	Supermicro Intelligent Management Card: Monitors onboard instrumentation for server health and allows remote management and KVM over LAN for the entire network via a single keyboard, monitor and mouse

E.	CPU: Programmable computer processing units that perform all server instruction and logic processing. Supermicro servers support Single, Dual Core, Quad Core or multi Core processors from both Intel and AMD

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

Server System Model	CPU	Memory	Drive Bays	Form Factor	SKUs

5000 Series	Core 2 Duo, Core 2 Quad, Xeon, Core i7, Atom	Unbuffered DDR2/ DDR3	1 to 4 drives	1U, Mid-tower	100 models

6000 Series	Dual Xeon (Dual/Quad/Six Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 16 drives	1U, 2U, 3U	240 models

7000 Series	Dual Xeon (Dual/Quad/Six Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 8 drives	4U, Tower	52 models

8000 Series	Quad Xeon (Quad/Six Core), MP Xeon (Quad/Six/Eight Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 6 drives	1U, 2U, 4U, Tower	18 models

1000 Series	Dual Xeon (Dual/Quad/Six Core), Dual/Quad Opteron (Dual/Quad/Six/Eight/ Twelve Core)	ECC Registered DDR2/DDR3, FB-DIMM DDR2/DDR3	1 to 8 drives	1U	70 models

2000 Series	Dual Xeon (Dual/Quad/Six Core), Dual/MP Opteron (Dual/Quad Core/Six/Eight/Twelve Core)	ECC Registered DDR2/DDR3	1 to 6 drives	2U	21 models

4000 Series	Dual/Quad/MP Opteron (Dual/Quad Core/Six/Eight/Twelve Core)	ECC Registered DDR2/DDR3	1 to 8 drives	4U, Tower, Mid- tower	15 models

SuperBlade	Dual Xeon (Quad/Six Core), Dual/Quad/MP Opteron (Quad Core/ Six/Eight/Twelve Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 6 drives	Blade	47 models

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

Furthermore, our system management software, Supermicro Server Management, or SSM, solution and High-Performance Computing , or HPC, cluster toolset have been designed for server farm. The SSM software provided the ability of managing a large-scale servers and storages in an organization’s IT infrastructure. It included optional modules as well as the capability of incorporating third-party plug-in software, which connected within a common framework and communicated with one another. The HPC Toolset is designed specifically for HPC cluster deployment and management. The Command Line Interface, or CLI, incorporated with Linux operating system, provides a convenient working environment for our system integrator or the cluster administrator to deploy, configure, control, and manage the HPC cluster. Both of these software can leverage our SIM technology as a part of the management functions.

Server Subsystems and Accessories

We believe we offer the largest array of modular server subsystems and accessories or building blocks in the industry that are sold off the shelf or built-to-order to provide our customers with greater flexibility. These components are the foundation of our server solutions and span product offerings from the entry-level single and dual processor server segment to the high-end multi-processor market. The majority of the subsystems and accessories we sell individually are optimized to work together and are ultimately integrated into complete server systems.

Serverboards

We design our serverboards with the latest chipset and networking technologies. Each serverboard is designed and optimized to adhere to specific physical, electrical and design requirements in order to work with certain combinations of chassis and power supplies and achieve maximum functionality. For our rackmount server systems, we not only adhere to SSI specifications, but our Super SSI specifications provide an advanced set of features that increase the functionality and flexibility of our products. The following table displays our serverboard offerings for X8 (Intel’s new generation of QPI, Six and Eight Core, Dual and Quad Core Xeon 5600/5500/3600/3500 series), X7 (Intel’s generation of Dual and Quad Core Xeon 5000/5100 series), X6 (Intel’s 800Mhz Front Side Bus generation of Dual and Quad Xeon solutions) and H8 (AMD’s Six, Eight and Twelve Core, Dual and Quad Core Opteron 200 and 800 series). As of June 30, 2010, we offered more than 300 SKUs for serverboards.

Below is a table that summarizes the most common serverboard configurations purchased by our customers.

Serverboard Model	CPU	System Bus	Form Factor	Memory	SKUs

X8 Series	Dual Xeon (Dual/Quad/Six Core), UP Xeon (Dual/Quad/Six Core), MP Xeon (Quad/Six/Eight Core)	QPI up to 6.4 GT/s	Twin, UIO, Extended ATX (EATX), Advanced Technology Extended (ATX)	ECC Registered DDR3	87 models

X7 Series	Dual Xeon (Dual/Quad Core), MP Xeon (Dual/Quad Core), Atom	1333/1066/800 MHz	ATX, EATX, Flex ATX (FATX)	Fully- Buffered DIMM DDR2	94 models

X6 Series	Dual/Quad Xeon	800 MHz	ATX, EATX	ECC Registered DDR2	33 models

C2, C7 Series	Pentium D (Dual/Quad/Six Core)	1333/1066/800 MHz	ATX, Micro Advanced Technology Extended (MATX)	Unbuffered DDR2/DDR3	15 models

H8 Series	Dual/Quad/MP Opteron (Dual/Quad/Six/Eight/ Twelve Core)	Hypertransport/HT3	Twin, UIO, ATX, EATX	ECC Registered DDR2/ DDR3	81 models

Chassis and Power Supplies

Our chassis are designed to efficiently house our servers while maintaining interoperability, adhering to industry standards and increasing output efficiency through power supply design. We believe that our latest generation of power supplies achieves the maximum power efficiency available in the industry. In addition, we have developed a remote management system that offers the ability to stagger the start up of systems and reduce the aggregate power draw at system boot to allow customers to increase the number of systems attached to a power circuit. We design DC power solutions to be compatible with data centers that have AC, DC or AC and DC based power distribution infrastructures. We believe our unique power design technology reduces power consumption by increasing power efficiency up to 94%, which we believe is among the most efficient available in the industry. Our server chassis come with hot-plug, heavy-duty fans, fan speed control and an advanced air shroud design to maximize airflow redundancy.

The table below depicts some of our chassis product offerings including the 500-series (front I/O options and space constrained environments), 800-series (most widely used for single, dual and quad processor servers and storage systems), 700-series (Tower, 4U rackmount servers and workstations), 900-series (for high-density storage applications) and 100/200-series (for 2.5” hard disk drives server and storage) chassis products. These chassis solutions offer redundant power, cold swap power supply, redundant cooling fan options and high efficiency AC and DC power combinations. As of June 30, 2010, we offered more than 500 SKUs for chassis and power supplies.

Below is a table that summarizes the most common chassis configurations purchased by our customers.

Chassis Model	CPU Support	Expansions	Drive Bays	Power Supply	Form Factor	SKUs

SC100 Series	Xeon, Pentium, Opteron, Atom	1 to 4 FL & 1 LP	4 to 8 drives (2.5” HDD)	330W, 560W, 650W/700W– redundant, 1400W	1U, Mini- 1U	19 models

SC200 Series	Xeon, Pentium, Opteron, Atom	7 LP or 4FH & 3 LP	8 to 24 drives (2.5” HDD)	720W to 1400W– redundant	2U	21 models

SC500 Series	Xeon, Pentium, Opteron, Atom	1 FH	2 drives	200W to 600W Low cost 200W	Mini-1U	39 models

SC700 Series	Xeon, Pentium, Opteron, Atom	Up to 11 FHFL	4 to 10 drives	300W to 1400W– redundant	4U, Tower, Mid-tower	68 models

SC800 Series	Xeon, Pentium, Opteron, Quad Processer, Atom	various configurations	2 to 45 drives	260W to 1400W– redundant	1U, 2U, 3U, 4U	257 models

SC900 Series	Xeon, Pentium, Opteron, Atom	6 to 7 FL	Up to 16 drives	650W, 900W/ 1200W –redundant	3U, 4U, Tower	18 models

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disc drives that generally are third party developed and manufactured products that we resell without modification. As of June 30, 2010, we offered more than 3,000 SKUs for other system accessories.

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

Our rackmount and tower server solutions are based on our Super SSI architecture, which incorporates proprietary I/O expansion, thermal and cooling design features as well as high-efficiency power supplies. For example, our 1U servers now offer up to 5 I/O expansion slots with up to 32 DIMM slots to accommodate up to 512GB of memory, which, prior to Super SSI, was only possible in a 2U chassis. We also achieved higher memory densities by designing customized serverboards to include 16 memory slots without sacrificing I/O expansion capability. The result is what we believe to be a superior serverboard design that provides our customers with increased flexibility for their new and legacy add-on card support and the ability to keep up with the growing memory requirements needed to maintain system performance requirements.

Our latest chassis designs include advanced cooling mechanisms such as proprietary air shrouds to help deliver cool air directly to the hottest components of the system resulting in improved cooling efficiency and consequently increased system reliability. Our newest generation of power supplies incorporates advanced design features that provide what we believe to be the highest level of efficiency in the industry and therefore reduce overall power consumption. Our advanced power supply solutions include volume shipments of the industry’s first and only currently available 1U chassis and servers with up to 94% power efficiency.

Our 1U Twin™, 2U Twin™, 2U Twin² and TwinBlade™ product lines optimize for density, performance and efficiency, and have been rapidly adopted by customers and other manufacturers. Our GPU optimized product line in 1U, 2U and 4U platforms provides extreme performance in calculation intensive applications. Our Atom server line featuring low power, low noise and small form factor is optimized for embedded and server appliance applications. Our innovative double-sided storage provides high density with the ability of hot-plug from front and back sides. Our Super Storage Bridge Bay (SBB) is optimized for mission-critical, enterprise-level storage application which can incorporate or bridge SATA, SAS, and FC storage solutions and provides hot-swappable canisters for all active components in the server.

On the networking, we have been working on Ethernet and high-speed networking switches for our blade system. With the in-house technology and know-how, we are able to develop standalone switches products, which include 1G Ethernet, 10G Ethernet, and Infiniband for rack-mount servers. These switches products will not only help us to up-sell our server products, but also can generate additional revenues through networking business.

Research and Development

We have over 17 years of research and development experience in server subsystems and accessories design and in recent years, have devoted additional resources to the design of server systems. Our engineering staff is responsible for the design, development, quality, documentation and release of our products. We continuously seek ways to optimize and improve the performance of our existing product portfolio and introduce new products to address market opportunities. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We are determined to continue to reduce our design and manufacturing costs and improve the performance, cost effectiveness and thermal and space efficiency of our solutions.

Over the years, our research and development team has focused on the development of new and enhanced products that can support emerging protocols while continuing to accommodate legacy technologies. Much of our research and development activity is focused on the new product cycles of leading chipset vendors. We work closely with Intel and AMD, among others, to develop products that are compatible with the latest generation of industry standard technologies under development. Our collaborative approach with the chipset vendors allows us to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their development teams to optimize chip performance and reduce system level issues. We also work with companies such as Nvidia on Graphics Processing Unit, or GPU, solutions. Similarly, we work very closely with our customers to identify their needs and develop our new product plans accordingly.

We believe that the combination of our focus on internal research and development activities, our close working relationships with chipset vendors and our modular design approach allow us to minimize time-to-market. Since January 2005, we believe we were the first to introduce the following new technologies to the market:

•	a multi-core Xeon architecture with 144 GB main memory capability;

•	server solutions with a 1U configuration with high density I/O capability typically found in a 2U configuration, as well as a 5 I/O with PCI-E Gen2 expansion card in a 1U configuration;

•	configuration server solutions with a serial attached SCSI storage option capability with SCSI enclosure services, or SES2, for alerting users to drive temperature and fan failures;

•	1U Twin™ design, including two DP boards configured in a 1U chassis which increases the density and reduces the power consumption;

•	The industry’s first 1U multiple-output silver-level certified power supply supporting our 2.5” HDD server / storage solutions;

•	2U Twin² design, including four DP boards configured in a 2U chassis with hot-plug servers and redundant power which increases the density and reduces the power consumption;

•	The industry’s first optimized GPU server providing extreme performance in graphics and computationally intensive applications;

•

TwinBlade™ design, supporting up to 20 dual-socket server blades in a 7U enclosure with 40GB/s Infiniband, or 10G Ethernet connectivity as options which provides the maximum density and reduces the power consumption by doubling the number of dual-processor compute nodes per 7U enclosure from 10 to 20 ; and

•	The industry’s first line of double-sided storage chassis enabling extra high-density storage with ability of hot-plug front and back sides.

As of June 30, 2010, we had 403 employees and 4 engineering consultants dedicated to research and development. Our total research and development expenses were $37.4 million, $34.5 million and $30.5 million for fiscal years 2010, 2009 and 2008, respectively.

Sales, Marketing and Customer Service

To execute our strategy, we have developed a sales and marketing program which is primarily focused on indirect sales channels. As of June 30, 2010, our sales and marketing organization consisted of 120 employees and 20 independent sales representatives in 16 locations worldwide.

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

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors and OEMs. Our international sales efforts are supported both by our international offices in the Netherlands and Taiwan as well as by our U.S. sales organization. Sales to customers located outside of the U.S. represented 39.9%, 35.6% and 39.6% of net sales in fiscal years 2010, 2009 and 2008, respectively.

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

Customers

For fiscal year 2010, our products were purchased by over 500 customers, most of which are distributors in 81 countries. None of our customers accounted for 10% or more of our net sales in fiscal years 2010, 2009 and 2008. End users of our products span a broad range of industries.

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

For server systems, assembly, test and quality control are completed at our wholly-owned manufacturing facility in San Jose, California which has been ISO-9001 certified since 2001. This facility has been certified ISO-9001:2000 compliant since August 2003. In fiscal year 2010, we began server integration operations in our Netherlands and Taiwan facilities to be closer to our key international customers and to reduce costs of shipping our products to our customers. These facilities have also been certified ISO-9001:2000 compliant. In accordance with ISO-9001 requirements, quality control and inventory management is extended through our suppliers and contract manufacturers with continuous reporting and ongoing qualification programs. The assembly of our server system products involves integrating supplied materials and manufactured sub-assemblies into final products, which are configured and tested before being delivered to our customers.

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

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. We compete primarily with large vendors of x86 general purpose servers and components. In addition, we also compete with a number of smaller vendors who specialize in the sale of server components and systems. We believe our principal competitors include:

•	Global technology vendors such as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation;

•	Original Design Manufacturers, or ODMs, such as Quanta Computer, Inc.

The principal competitive factors in our market include the following:

•	first to market with new emerging technologies;

•	flexible and customizable products to fit customers’ objectives;

•	high product performance and reliability;

•	early identification of emerging opportunities;

•	cost-effectiveness;

•	interoperability of products;

•	scalability; and

•	localized and responsive customer support on a worldwide basis.

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

Employees

As of June 30, 2010, we employed 1,012 full time employees and 24 consultants, consisting of 403 employees in research and development, 120 employees in sales and marketing, 97 employees in general and administrative and 392 employees in manufacturing. Of these employees, 794 employees are based in our San Jose facility. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act are

available free of charge, on or through our website at www.supermicro.com , as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the Securities and Exchange Commission.

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

During fiscal 2010 we began to significantly increase our operations in Taiwan and the Netherlands, in part to enable us to manufacture products and provide service closer to the location of customers in Europe and Asia. If we fail to effectively manage the transition of manufacturing and service operations to these locations or if we misjudge our ability to utilize this additional capacity, our gross margin and results of operations may suffer.

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

Historically, a substantial majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 66.7%, 64.9% and 59.9% of our net sales in fiscal years 2010, 2009 and 2008, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions. The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components. For example, we were unable to fulfill certain orders at the end of the quarter ended June 30, 2010 due to component shortages. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during fiscal years 2010, 2009 and 2008, we recorded inventory write-downs charged to cost of sales of $2.6 million, $1.5 million and $6.9 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 20.5%, 22.1% and 24.3% of our cost of sales for fiscal years 2010, 2009 and 2008, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own 10.5% of Ablecom’s outstanding common stock. Charles Liang served as a director of Ablecom during our fiscal 2006, but is not currently serving in such capacity. Mr. Charles Liang, Ms. Liang, Mr. Steve Liang and relatives of these individuals own 46.4% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed.

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held 2.0% of our outstanding common stock as of June 30, 2010. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

As of June 30, 2010, we held $6.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA3 at June 30, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

Based on our assessment of fair value at June 30, 2010, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During fiscal year 2010, 2009 and 2008, $8.9 million, $0.9 million and $20.6 million of auction rate securities were redeemed at par, respectively.

If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our internal control over financial reporting, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management is required to report on the effectiveness of our internal control over financial reporting in our annual reports. In addition, our independent auditors must attest to and report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 have required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal control over financial reporting, which will result in continued commitment of significant financial and managerial resources. Although we strive to maintain effective internal controls over financial reporting in order to prevent and detect material misstatements in our annual and quarterly financial statements and prevent fraud, we cannot assure that such efforts will be effective. If we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of June 30, 2010, we had 37.0 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including 11.3 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 12.6 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of August 24, 2010, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 36.4 percent of our common stock outstanding, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 518,000 square feet of office and manufacturing space subject to existing line of credit with $18.6 million remaining outstanding as of June 30, 2010. In June 2010, we purchased three buildings located in San Jose, California which are approximately 167,000 square feet of space. Additionally, in fiscal year 2008, we began leasing approximately 246,000 square feet of warehouse in Fremont, California under a lease that expires in 2015. Our European headquarters for manufacturing and service operations is located in Denbosch, Netherlands where we lease approximately 58,000 square feet of office space under four leases, two of which expire in 2011 and two expire in 2016. In Asia, our research and development center, manufacturing and service operations are located in an approximately 75,000 square feet facility in Taipei County, Taiwan under seven leases that expire at various dates through 2012. In fiscal year 2010, we leased an additional 47,000 square feet facility in Taipei County, Taiwan to support our manufacturing and service operations in Asia. We plan to purchase land in Taiwan in fiscal year 2011 and develop the land for manufacturing and service operations through fiscal year 2012. We plan to finance the purchase and the development through operating cash flows and additional financing from banks.

Item 3.	Legal Proceedings

We were subject to a suit brought by Digitechnic, S.A. which was filed in the Bobigny Commercial Court in Paris, in 1999. The claims involve allegations of damages stemming from allegedly defective products. In September 2003, the Bobigny Commercial Court awarded damages of approximately $1.2 million against us. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded costs to us. Digitechnic appealed the decision to the French Supreme Court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, we posted a bond in the amount of $3.1 million required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1.5 million. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in fiscal year 2010. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1.1 million in December 2009.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Market under the symbol “SMCI” since our initial public offering on March 28, 2007. The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported by The Nasdaq Global Market.

	High	Low
Fiscal Year 2009:
First Quarter	$10.75	$7.52
Second Quarter	$9.08	$3.85
Third Quarter	$7.06	$4.39
Fourth Quarter	$8.32	$5.04

	High	Low
Fiscal Year 2010:
First Quarter	$8.84	$7.09
Second Quarter	$11.45	$7.56
Third Quarter	$17.84	$11.27
Fourth Quarter	$18.89	$12.01

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

There were 44 registered stockholders of record of our common stock on August 24, 2010. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Stock Performance Graph

The following graph compares our cumulative total stockholder return on our common stock between March 29, 2007 (the date of our initial public offering) and June 30, 2010 with the cumulative return of the Nasdaq Computer Index and the Nasdaq Composite Index, which both include our common stock, for the comparable period.

The graph reflects an investment of $100 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, on March 29, 2007, and a reinvestment of dividends, if any. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of March 29, 2007 to June 30, 2010 Cumulative Total Return

Among Super Micro Computer, Nasdaq Computer Index and Nasdaq Composite

	03/29/07	06/29/07	09/28/07	12/31/07	03/31/08	06/30/08	09/30/08
Super Micro Computer, Inc.	100.00	113.11	110.28	86.67	94.35	83.39	101.81
Nasdaq Composite Index	100.00	107.02	111.06	109.04	93.69	94.26	86.00
Nasdaq Computer Index	100.00	110.22	116.09	122.68	97.96	102.75	86.79

	12/31/08	03/31/09	06/30/09	09/30/09	12/31/09	03/31/10	06/30/10
Super Micro Computer, Inc.	71.53	55.59	86.55	95.59	125.65	195.25	152.54
Nasdaq Composite Index	64.83	62.84	75.44	87.25	93.28	98.58	86.71
Nasdaq Computer Index	65.40	68.55	85.05	99.38	111.72	114.55	101.73

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

	Fiscal Years Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:(1)
Net sales	$721,438	$505,609	$540,503	$420,393	$302,541
Cost of sales	606,446	416,899	436,950	345,384	242,235

Gross profit	114,992	88,710	103,553	75,009	60,306

Operating expenses:
Research and development	37,382	34,514	30,537	21,171	15,814
Sales and marketing	20,458	17,119	18,191	12,586	9,363
General and administrative	15,318	13,824	14,554	11,467	6,931
Provision for (reversal of) litigation loss	1,089	—	—	(120)	575

Total operating expenses	74,247	65,457	63,282	45,104	32,683

Income from operations	40,745	23,253	40,271	29,905	27,623
Interest and other income, net	103	476	1,558	765	256
Interest expense	(383)	(930)	(1,025)	(1,332)	(1,257)

Income before income tax provision	40,465	22,799	40,804	29,338	26,622
Income tax provision	13,550	6,692	15,385	9,999	9,675

Net income	$26,915	$16,107	$25,419	$19,339	$16,947

Net income per share
Basic	$0.73	$0.46	$0.81	$0.80	$0.77
Diluted	$0.65	$0.41	$0.65	$0.57	$0.53
Shares used in per share calculation
Basic	35,883	34,218	31,355	24,153	22,010
Diluted	40,735	38,596	38,843	33,946	31,846
(1) Includes charges for stock-based compensation:
Cost of sales	$573	$578	$523	$300	$102
Research and development	3,106	2,608	1,817	1,058	441
Sales and marketing	880	826	641	362	236
General and administrative	1,898	1,649	1,187	710	317

	As of June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$72,644	$70,295	$51,481	$50,864	$16,509
Working capital	158,982	130,987	102,392	95,086	37,026
Total assets	370,762	283,135	264,385	205,583	131,001
Short-term debt	18,553	—	—	—	—
Long-term obligations, net of current portion(2)	8,186	15,482	15,023	11,291	18,685
Total stockholders’ equity	224,701	178,622	151,871	115,872	47,767

(2)	$18.6 million of our short-term debt consisted of a building loan at June 30, 2010. $9.7 million, $10.0 million, $11.3 million and $18.6 million of our long-term obligations, net of current portion consisted of building loans at June 30, 2009, 2008, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. For fiscal years 2010, 2009 and 2008, net sales of optimized servers were $245.2 million, $196.7 million and $209.1 million, respectively, and net sales of subsystems and accessories were $476.2 million, $309.0 million and $331.4 million, respectively. In fiscal year 2010, we experienced an increase in net sales compared with fiscal year 2009 which we believe was primarily attributable to the recovery of the economy. In fiscal year 2009, we experienced a decline in net sales compared with fiscal year 2008 which we believe was primarily attributable to reductions in information technology spending in response to the global economic downturn.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2010, 2009 and 2008, our net sales were $721.4 million, $505.6 million and $540.5 million, respectively, and our net income was $26.9 million, $16.1 million and $25.4 million, respectively. Our increase in profitability in fiscal year 2010 was primarily attributable to the increase in our net sales of our subsystems and accessories and server systems offset in part by a decline in gross margins across our product lines as we grew market share during a time of economic recovery and an increase in operating expenses including $1.1 million for a provision for litigation loss (see Note 13 of Notes to Consolidated Financial Statements). Our decline in profitability in fiscal year 2009 was primarily attributable to the reduction in our net sales and to a lesser extent attributable to a reduction in our gross profit as a percentage of net sales as a result of increasing pricing pressure, offset in part by cost saving programs.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For fiscal years 2010, 2009 and 2008, we derived 66.7%, 64.9% and 59.9%, respectively, of our net sales from products sold to distributors, and we derived 33.3%, 35.1% and 40.1%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in fiscal years 2010, 2009 or 2008. For fiscal years 2010, 2009 and 2008, we derived 60.1%, 64.4% and 60.4%, respectively, of our net sales from customers in the United States. For fiscal years 2010, 2009 and 2008, we derived 39.9%, 35.6% and 39.6%, respectively, of our net sales from customers outside the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2010, 2009 and 2008, research and development expenses represented 5.2%, 6.8% and 5.6% of our net sales, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2010, we continued to invest in expanding our operations both in San Jose, California and our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have begun manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers and we plan to continue expanding our overseas manufacturing capacity in fiscal year 2011. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For fiscal years 2010, 2009 and 2008, our purchases from Ablecom represented 20.5%, 22.1% and 24.3% of our cost of sales, respectively. The decrease in percentage of cost of sales in fiscal year 2010 and 2009 was primarily related to a higher product mix of subsystems and accessories which were purchased from other suppliers in fiscal year 2010 and 2009. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel and AMD carefully. This also impacts our research and development expenditures. For example, our results for the quarter ended March 31, 2009 were in part adversely impacted by customer order delays in anticipation of the introduction of the Nehalem line of microprocessors and research and development expenditures necessary for us to prepare for the introduction.

Other Financial Highlights

The following is a summary of other financial highlights of fiscal year 2010:

•

We generated (used) cash flows from operations of ($2.2) million, $21.8 million and $18.5 million in fiscal year 2010, 2009 and 2008, respectively. Our cash and cash equivalents, together with our investments, were $79.4 million at the end of fiscal year 2010, compared with $85.0 million at the end of fiscal year 2009.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of fiscal year 2010 was 30 days, compared with 34 days at the end of fiscal year 2009.

•

Our inventory balance was $135.6 million at the end of fiscal year 2010, compared with $90.0 million at the end of fiscal year 2009. Days sales of inventory (“DSI”) at the end of fiscal year 2010 was 67 days, compared with 76 days at the end of fiscal year 2009. Our purchase commitments with contract manufacturers and suppliers were $92.1 million at the end of fiscal year 2010 and $52.1 million at the end of fiscal year 2009.

•

In June 2010, the Company used $18.6 million of the revolving line of credit to purchase three buildings in San Jose, California and is required to obtain a mortgage loan to pay-off this line of credit by December 2010.

We believe that our cash position, our balance sheet, our visibility into our supply chain and our financing capabilities position us well to manage through the current economic recovery.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2010, for example, refer to the fiscal year ended June 30, 2010.

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

Research and development expenses. Research and development expenses consist of the personnel and related expenses of our research and development teams, and materials and supplies, consulting services, third party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering, or NRE funding from certain suppliers and customers. Under these programs, we are reimbursed for certain research and development costs that we incur as part of the joint development of our products and those of our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

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

Provision for litigation loss. Loss from litigation relates to an action filed in France by Digitechnic, S.A., a former customer. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1.1 million in December 2009.

Interest and other income, net. Interest and other income, net represents the net of our interest income on investments or interest expense on the building loans or letters of credit for our owned facilities offset by interest earned on our cash balances.

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

Revenue recognition. We recognize revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. Our standard arrangement with our customers includes a signed purchase order or contract, Ex Works shipping point terms, except for a few customers who have free-on-board destination terms, and revenue is recognized when the products arrive at the destination, 30 to 60 days payment terms, and no customer acceptance provisions. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, we have a sale arrangement with an OEM that has limited product return rights. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

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

Impairment of short-term and long-term investments. Impairment of short-term and long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the securities with the stated maturity less than a year, the securities were classified as short-term available-for-sale investments. We have used a discounted cash flow model to estimate the fair value of these investments as of June 30, 2010 and 2009. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 2% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. As of June 30, 2010 and 2009 we have recorded an accumulative unrealized loss of $204,000 and $801,000, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $4.6 million as of June 30, 2010, compared with $3.6 million as of June 30, 2009. The provision for warranty reserve was $8.5 million, $6.7 million and $6.6 million in fiscal years 2010, 2009 and 2008, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($0.9) million, $0.3 million and ($0.1) million in fiscal years 2010, 2009 and 2008, respectively. As we experienced an increase in net sales in fiscal year 2010, the provision for warranty reserve increased $1.8 million compared to fiscal year 2009. As we experienced an increase in cost of warranty claims in fiscal year 2009 compared with our historical experience, the provision for warranty reserve increased $0.1 million compared to fiscal year 2008. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $2.6 million, $1.5 million and $6.9 million in fiscal years 2010, 2009 and 2008, respectively.

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

We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. See Note 12 of Notes to Consolidated Financial Statements for the impact on our consolidated financial statements.

Stock-based compensation. Effective July 1, 2006, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Prior to July 1, 2006, we have recorded compensation expense for stock options with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the years ended June 30, 2010, 2009 and 2008, was $0.1 million, $0.6 million and $0.8 million, respectively. Since July 1, 2006, the Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense for options granted to employees after July 1, 2006, was $6.3 million, $5.1 million and $3.4 million for the years ended June 30, 2010, 2009 and 2008, respectively.

As of June 30, 2010, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $13.9 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.5 years. See Note 11 of Notes to our Consolidated Financial Statements for additional information.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.1	82.5	80.8

Gross profit	15.9	17.5	19.2

Operating expenses:
Research and development	5.2	6.8	5.6
Sales and marketing	2.8	3.4	3.4
General and administrative	2.1	2.7	2.7
Provision for litigation loss	0.2	0.0	0.0

Total operating expenses	10.3	12.9	11.7

Income from operations	5.6	4.6	7.5
Interest and other income, net	0.0	0.1	0.2
Interest expense	(0.0)	(0.2)	(0.2)

Income before income tax provision	5.6	4.5	7.5
Income tax provision	1.9	1.3	2.8

Net income	3.7%	3.2%	4.7%

Comparison of Fiscal Years Ended June 30, 2010 and 2009

Net sales. Net sales increased by $215.8 million, or 42.7%, to $721.4 million from $505.6 million, for fiscal year 2010 and 2009, respectively. This increase was due primarily to an increase in unit volumes of subsystems and accessories and average selling prices of server systems. For fiscal year 2010, the number of units sold increased 54.4% to 3.4 million compared to 2.2 million for fiscal year 2009. The increase in unit volumes was primarily due to an increase in unit volumes of system accessories. For fiscal year 2010, the number of server system units sold increased 12.1% to 176,000 compared to 157,000 for fiscal year 2009. The average selling price of server system units increased 12.0% to $1,400 in fiscal year 2010 compared to $1,250 in fiscal year 2009. The average selling prices of our server systems increased principally due to higher average selling prices of our 6000 Series configuration of servers which incorporated additional features offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $48.6 million or 24.7% from fiscal year 2009 to fiscal year 2010, primarily due to higher sales of our 6000 Series configuration of servers and higher sales to system integrators offset in part by lower sales of more mature products. Sales of server systems represented 34.0% of our net sales for fiscal year 2010 compared to 38.9% of our net sales for fiscal year 2009. For fiscal year 2010, the number of subsystems and accessories units sold increased 57.6% to 3.3 million compared to 2.1 million for fiscal year 2009. Sales of subsystems and accessories increased by $167.3 million or 54.1% from fiscal year 2009 to fiscal year 2010, primarily due to higher sales to distributors, resellers and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 66.0% of our net sales for fiscal year 2010 as compared to 61.1% of our net sales for fiscal year 2009. For fiscal year 2010 and 2009, we derived 66.7% and 64.9%, respectively, of our net sales from products sold to distributors and we derived 33.3% and 35.1%, respectively, from sales to OEMs and to end customers. For fiscal year 2010, customers in the United States, Europe and Asia accounted for 60.1%, 21.7% and 14.8%, of our net sales, respectively, as compared to 64.4%, 21.5% and 11.2%, respectively, for fiscal year 2009.

Cost of sales. Cost of sales increased by $189.5 million, or 45.5%, to $606.4 million from $416.9 million, for fiscal year 2010 and 2009, respectively. Cost of sales as a percentage of net sales was 84.1% and 82.5% for fiscal year 2010 and 2009, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $3.3 million in freight-in charges, an increase of $1.8 million in provision for warranty reserve and an increase of $1.2 million in provision for inventory reserve. The higher cost of sales as a percentage of net sales was primarily due to a lower percentage of sales from server systems and a higher percentage of sales of subsystem and accessories and increased sales to distributors, resellers and system integrators. In fiscal year 2010, we recorded a $8.5 million expense, or 1.2% of net sales, related to the provision for warranty reserve as compared to $6.7 million, or 1.3% of net sales, in fiscal year 2009. The increase in the provision for warranty reserve was primarily due to higher net sales in fiscal year 2010. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected. In fiscal year 2010, we recorded a $2.6 million expense, or 0.4% of net sales, related to the inventory provision as compared to $1.5 million, or 0.3% of net sales, in fiscal year 2009. The increase in the inventory provision was primarily for older products as a result of product transitions.

Research and development expenses. Research and development expenses increased by $2.9 million, or 8.3%, to $37.4 million from $34.5 million, for fiscal year 2010 and 2009, respectively. Research and development expenses were 5.2% and 6.8% of net sales for fiscal year 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $4.0 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense to support the expansion of our operations at our headquarters and operations in the Netherlands and Taiwan and a decrease of $0.2 million in non-recurring engineering funding from certain suppliers and customers. This increase was offset in part by a decrease of $1.3 million in development costs associated with new products.

Research and development expenses include stock-based compensation expense of $3.1 million and $2.6 million for fiscal year 2010 and 2009, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $3.3 million, or 19.5%, to $20.5 million from $17.1 million, for fiscal year 2010 and 2009, respectively. Sales and marketing expenses were 2.8% and 3.4% of net sales for fiscal year 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $2.0 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, a decrease of $0.4 million in cooperative marketing funding from vendors, an increase of $0.4 million in advertising and promotion expenses and an increase of $0.3 million in trade show expenses.

Sales and marketing expenses include stock-based compensation expense of $0.9 million and $0.8 million for fiscal year 2010 and 2009, respectively.

General and administrative expenses. General and administrative expenses increased by $1.5 million, or 10.8%, to $15.3 million from $13.8 million, for fiscal year 2010 and 2009, respectively. General and administrative expenses were 2.1% and 2.7% of net sales for fiscal year 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $0.9 million in compensation and benefits, including higher stock-based compensation expense, in part to support the expansion of our operations at our headquarters and operations in the Netherlands and Taiwan and an increase of $0.5 million in bad debt expenses.

General and administrative expenses include stock-based compensation expense of $1.9 million and $1.6 million for fiscal year 2010 and 2009, respectively.

Provision for litigation loss. Loss from litigation increased to $1.1 million from $0, for fiscal year 2010 and 2009, respectively. The increase was due to a settlement payment related to the Digitechnic lawsuit. (See Note 13 of Notes to Consolidated Financial Statements.)

Interest and other expense, net. Interest and other expense was reduced by $0.2 million, to $0.3 million of expense from $0.5 million of expense, for fiscal year 2010 and 2009, respectively, of which $0.4 million and

$0.9 million was interest expense for fiscal year 2010 and 2009, respectively. The net change was due to lower interest income of $0.4 million resulting from lower interest rates and lower interest expense of $0.5 million as the Company paid off two outstanding building loans in July and August 2009. We expect the interest expenses will increase in the future as we have borrowed $18.6 million to purchase properties in San Jose, California in June 2010 and intend to obtain additional financing to purchase land and to fund building construction in Taiwan in fiscal year 2011.

Provision for income taxes. Provision for income taxes increased by $6.9 million, or 102.5%, to $13.6 million from $6.7 million, for the fiscal year 2010 and 2009, respectively. The effective tax rate was 33.5% and 29.4% for fiscal year 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to the expiration of the federal research and development tax credit in fiscal year 2010.

Comparison of Fiscal Years Ended June 30, 2009 and 2008

Net sales. Net sales decreased by $34.9 million, or 6.5%, to $505.6 million from $540.5 million, for fiscal years 2009 and 2008, respectively. This decrease was due primarily to a decrease in unit volumes. For fiscal year 2009, the approximate number of units sold decreased 15.4% to 2.2 million compared to 2.6 million for fiscal year 2008. The decrease in unit volumes was primarily due to a decrease in unit volumes of chassis, serverboards and server systems offset in part by an increase in unit volumes of system accessories. For fiscal year 2009, the approximate number of server system units sold decreased 7.1% to 157,000 compared to 169,000 for fiscal year 2008. The average selling price of server system units was approximately $1,250 for fiscal year 2009 compared to $1,200 for fiscal year 2008. Growth in the average selling prices of our server systems was principally driven by an increase in average selling prices of OEM and bundled server solutions offset in part by declines in average selling prices of 5000 Series configurations of servers, SuperBlades, 7000 Series configurations of servers and AMD servers. Sales of server systems decreased by $12.5 million or 6.0% from fiscal year 2008 to fiscal year 2009, primarily due to lower sales of 6000 and 5000 Series configuration of servers offset in part by higher sales of our OEM and bundled server solutions utilizing our high efficiency power supplies and higher sales of SuperBlades. Sales of server systems represented 38.9% of our net sales for fiscal year 2009 as compared to 38.7% of our net sales for fiscal year 2008. For fiscal year 2009, the approximate number of subsystems and accessories units sold decreased 16.6% to 2.1 million compared to 2.5 million for fiscal year 2008. Sales of subsystems and accessories decreased by $22.4 million or 6.8% from fiscal year 2008 to fiscal year 2009. Sales of subsystems and accessories represented 61.1% of our net sales for fiscal year 2009 as compared to 61.3% of our net sales for fiscal year 2008. We believe that the decline in our net sales in fiscal year 2009 was primarily attributable to reductions in information technology spending in response to the global economic downturn and to a lesser extent was impacted by delayed customer orders in anticipation of the release by Intel of its Nehalem line of microprocessors which were launched at the end of March 31, 2009. For fiscal years 2009 and 2008, we derived 64.9% and 59.9%, respectively, of our net sales from products sold to distributors and we derived 35.1% and 40.1%, respectively, from sales to OEMs and to end customers. For fiscal year 2009, customers in the United States, Asia, Germany and the rest of Europe accounted for 64.4%, 11.2%, 5.1% and 16.4%, of our net sales, respectively, as compared to 60.4%, 15.2%, 5.5% and 17.0%, respectively, for fiscal year 2008.

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

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short-term investments were $73.5 million and $70.6 million as of June 30, 2010 and 2009, respectively.

Operating Activities. Net cash provided by (used in) operating activities was ($2.2) million, $21.8 million and $18.5 million for fiscal years 2010, 2009 and 2008, respectively. Net cash used in our operating activities for fiscal year 2010 was primarily due to our net income of $26.9 million, an increase in accounts payable of $21.8 million, an increase in net income taxes payable of $9.5 million, stock-based compensation expense of $6.5 million, an increase in accrued liabilities of $5.5 million and allowance for sales returns of $5.3 million which were offset by an increase in inventory of $48.2 million and an increase in accounts receivable of $33.3 million. Net cash provided by our operating activities for fiscal year 2009 was primarily due to our net income of $16.1 million, stock-based compensation expense of $5.7 million, an increase in net income taxes payable of $4.8 million and allowance for sales returns of $4.2 million which was substantially offset by a decrease in accounts payable of $6.9 million and an increase in inventory of $5.8 million. Net cash provided by our operating activities for fiscal year 2008 was primarily due to our net income of $25.4 million, an increase in accounts payable of $18.6 million, provision for inventory of $6.9 million, allowance for sales returns of $5.6 million and stock-based compensation expense of $4.2 million which was substantially offset by an increase in inventory of $25.8 million and an increase in accounts receivable of $22.0 million.

The increase for fiscal year 2010 in accounts receivable was primarily due to higher net sales during fiscal year 2010. The increase for fiscal year 2010 in inventory, accounts payable and accrued liabilities was due to an increase in demand for our products resulting from a recovering economy and to support the growth of the Company. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

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

The increases for fiscal years 2008 in accounts receivable, sales returns, inventory and accounts payable were primarily due to growth in net sales during the periods as a result of new product introductions, increased sales of existing rackmount and blade server systems and server accessories and increased purchases from our suppliers.

Investing activities. Net cash used in our investing activities was ($11.8) million, ($2.7) million and ($19.6) million for fiscal years 2010, 2009 and 2008, respectively. In fiscal year 2010, $22.2 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $8.9 million. In fiscal year 2009, $3.6 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $0.9 million. In fiscal year 2008, $22.5 million was mainly related to the purchase of investments in auction rate securities, $16.1 million due to the purchase of property, plant and equipment which included $11.3 million related to the purchased of land and an office building to support our growth and $1.7 million was mainly related to certificates of deposits secured for two irrevocable letters of credit for the bonds related to the Digitechnic case and a leased building, offset in part by the proceeds from investments of $20.6 million. We have historically owned our manufacturing facilities and have leased off-shore offices. We plan to purchase land in Taiwan in fiscal year 2011 and develop the land for manufacturing and service operations through fiscal year 2012. We plan to finance the purchase and the development through operating cash flows and additional financing from banks.

The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing is limited to assembly and test. We expect to continue to make significant capital investments in the future as we expand our assembly and test capabilities and invest in our infrastructure in order to improve our controls and procedures in anticipation of growing our business.

Financing activities. Net cash provided by (used in) our financing activities was $16.3 million, ($0.3) million and $1.7 million for fiscal years 2010, 2009 and 2008, respectively. In fiscal year 2010, $18.6 million was related to proceeds from the revolving line of credit associated with the purchase of three buildings and $6.4 million was proceeds from exercise of stock options and $1.5 million was related to the excess tax benefits from stock-based compensation. In fiscal year 2009, we repurchased 445,028 shares of treasury stock for $2.0 million and received $2.1 million of proceeds from exercise of stock options. In fiscal year 2008, $2.9 million was proceeds from exercise of stock options. We repaid $10.0 million, $0.3 million and $1.3 million in loans for fiscal years 2010, 2009 and 2008, respectively.

We have historically generated cash from our operating activities as we have grown and for fiscal year 2010 the amount was a use of cash of $2.2 million. We expect to experience continued growth in our working capital requirements as we continue to expand our business. We intend to fund this continued expansion though cash generated by operations and additional financing from banks. We anticipate that working capital will constitute a material use of our cash resources. We have sufficient cash on hand to continue to operate in the next 12 months.

Other factors affecting liquidity and capital resources

As of June 30, 2010, we had a revolving line of credit totaling $25.0 million that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. In June 2010, we used $18.6 million of the line of credit to purchase three buildings with approximately 167,000 square feet of space in San Jose, California adjacent to our headquarters. The loan is secured by all our assets except for the three buildings purchased in San Jose, California, and we are required to obtain a mortgage loan to pay-off this line of credit by December 2010. As of June 30, 2010, we were in compliance with the financial covenants associated with the line of credit.

In addition, we have historically paid our contract manufacturers within 40 to 74 days of invoice and Ablecom between 52 and 105 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of June 30, 2010 and 2009 amounts owed to Ablecom by us were $19.5 million and $21.5 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of $8.4 million over the next 5.1 years as of June 30, 2010. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a restricted asset as of June 30, 2010.

As of June 30, 2010, we held $6.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA3 at June 30, 2010. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2010, $5.9 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.8 million of auction rate student loans were classified as short-term available-for-sale investments because $0.4 million of the securities were redeemed at par in July 2010 and the stated maturity for the remaining securities occur in September 2010. Based on our assessment of fair value at June 30, 2010, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold these investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. In fiscal year 2010, 2009 and 2008, $8.9 million, $0.9 million and $20.6 million of these auction rate securities were redeemed at par.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2010:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,768	$4,336	$3,977	$429	$11,510
Capital leases, including interest	66	46	5	—	117
Building loan, including interest	18,553	—	—	—	18,553
License arrangement	505	911	684	—	2,100
Purchase commitments	92,108	—	—	—	92,108

Total	$114,000	$5,293	$4,666	$429	$124,388

The table above excludes liabilities for deferred rent of $0.8 million, deferred revenue for warranty services of $1.6 million and unrecognized tax benefits and related interest and penalties accrual of $6.4 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires participating securities, such as unvested restricted stock awards containing nonforfeitable rights to receive dividends, whether paid or unpaid, to be included in the computation of earnings per share pursuant to the two-class method. The two-class method requires entities to allocate both distributed and undistributed earnings to common shareholders and holders of participating securities. All prior period earnings per share data is required to be adjusted retrospectively to conform with the new guidance. The impact of our adoption of this standard in fiscal year 2010, 2009 and 2008 is described in Note 2 of Notes to Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This accounting guidance is effective for us beginning in the first quarter of fiscal year 2011. We are still evaluating the impact, if any, that the adoption of this standard may have on our financial position or results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition, which is effective prospectively for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative fair value method. The new guidance includes new disclosure requirements on how the application of the relative fair value method affects the timing and amount of revenue recognition. This accounting guidance is effective for us beginning in the first quarter of fiscal year 2011. We are currently assessing the impact, if any, of this guidance on our consolidated financial position and results of operations.

In January 2010, the FASB issued authoritative guidance on Fair Value Measurements and Disclosures — Improving Disclosures About Fair Value Measurements. The new guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures was effective in the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have not yet adopted the updated guidance and do not expect adoption to have a material impact on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2010, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We had $18.6 million and $10.0 million of indebtedness under our credit facilities as of June 30, 2010 and 2009, respectively. In July and August 2009, we paid off building loans of $10.2 million including a pre-payment penalty of $0.2 million. The annual interest rate on our credit facilities for our outstanding loan is based on the LIBOR rate plus 1.50% per annum. At June 30, 2010, the interest rate was 1.84%.

Liquidity Risk

As of June 30, 2010, we held $6.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA3 at June 30, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2010, $5.9 million of these auction rate securities have been classified as long-term available-for-sale investments. The remaining $0.8 million of auction rate student loans were classified as short-term available-for-sale investments because $0.4 million of the securities were redeemed in July 2010 and the stated maturity for the remaining securities occur in September 2010. Based on our assessment of fair value at June 30, 2010, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on both long-term and short-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During fiscal year 2010, 2009 and 2008, $8.9 million, $0.9 million and $20.6 million were redeemed at par, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain for fiscal years 2010, 2009 and 2008 were $191,000, $3,000 and $76,000, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Micro Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP

San Jose, California

September 7, 2010

SUPER MICRO COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$72,644	$70,295
Short-term investments	845	347
Accounts receivable, net of allowances of $1,210 and $1,068 at June 30, 2010 and 2009, respectively (including amounts receivable from a related party of $1,201 and $280 at June 30, 2010 and 2009, respectively)	72,963	45,709
Inventory, net	135,584	90,044
Deferred income taxes-current	9,756	8,644
Prepaid income taxes	2,737	3,256
Prepaid expenses and other current assets	2,328	1,723

Total current assets	296,857	220,018
Long-term investments	5,901	14,355
Property, plant and equipment, net	62,691	44,960
Deferred income taxes-noncurrent	4,825	1,917
Restricted assets	286	1,766
Other assets	202	119

Total assets	$370,762	$283,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $19,464 and $21,455 at June 30, 2010 and 2009, respectively)	$95,416	$73,532
Accrued liabilities	19,432	13,918
Income taxes payable	3,219	—
Advances from receivable financing arrangements	1,193	1,220
Short-term debt	18,553	—
Current portion of capital lease obligations	62	42
Current portion of long-term debt	—	319

Total current liabilities	137,875	89,031
Long-term capital lease obligations-net of current portion	46	66
Long-term debt-net of current portion	—	9,675
Other long-term liabilities	8,140	5,741

Total liabilities	146,061	104,513
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 37,493,534 and 35,218,284 at June 30, 2010 and 2009, respectively	100,350	81,893
Deferred stock-based compensation	—	(110)
Treasury stock (at cost), 445,028 shares at June 30, 2010 and 2009	(2,030)	(2,030)
Accumulated other comprehensive loss	(204)	(801)
Retained earnings	126,585	99,670

Total stockholders’ equity	224,701	178,622

Total liabilities and stockholders’ equity	$370,762	$283,135

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended June 30,
	2010	2009	2008
Net sales (including related party sales of $10,190, $6,025 and $6,593 in fiscal years 2010, 2009 and 2008, respectively)	$721,438	$505,609	$540,503
Cost of sales (including related party purchases of $124,466, $91,954 and $105,981 in fiscal years 2010, 2009 and 2008, respectively)	606,446	416,899	436,950

Gross profit	114,992	88,710	103,553
Operating expenses:
Research and development	37,382	34,514	30,537
Sales and marketing	20,458	17,119	18,191
General and administrative	15,318	13,824	14,554
Provision for litigation loss	1,089	—	—

Total operating expenses	74,247	65,457	63,282

Income from operations	40,745	23,253	40,271
Interest and other income, net	103	476	1,558
Interest expense	(383)	(930)	(1,025)

Income before income tax provision	40,465	22,799	40,804
Income tax provision	13,550	6,692	15,385

Net income	$26,915	$16,107	$25,419

Net income per common share:
Basic	$0.73	$0.46	$0.81
Diluted	$0.65	$0.41	$0.65
Weighted-average shares used in calculation of net income per common share:
Basic	35,883,640	34,217,571	31,354,956
Diluted	40,735,336	38,595,593	38,843,151

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Deferred Stock-Based Compensation	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 1, 2007	30,205,264	$58,239	$(1,500)	$—	$—	$—	$59,133	$115,872
Cumulative effect upon adoption of uncertain tax positions	—	—	—	—	—	—	(989)	(989)
Exercise of stock options	2,463,467	2,932	—	—	—	—	—	2,932
Stock-based compensation	—	3,367	—	—	—	—	—	3,367
Amortization of deferred compensation	—	—	801	—	—	—	—	801
Forfeitures of stock-based compensation	—	(24)	24	—	—	—	—	—
Tax benefit resulting from stock option transactions	—	4,920	—	—	—	—	—	4,920
Unrealized loss on investments	—	—	—	—	—	(451)	—	(451)
Net income	—	—	—	—	—	—	25,419	25,419

Balance at June 30, 2008	32,668,731	69,434	(675)	—	—	(451)	83,563	151,871
Purchase of treasury stock	—	—	—	(445,028)	(2,030)	—	—	(2,030)
Exercise of stock options	2,549,553	2,057	—	—	—	—	—	2,057
Stock-based compensation	—	5,099	—	—	—	—	—	5,099
Amortization of deferred compensation	—	—	562	—	—	—	—	562
Forfeitures of stock-based compensation	—	(3)	3	—	—	—	—	—
Tax benefit resulting from stock option transactions	—	5,306	—	—	—	—	—	5,306
Unrealized loss on investments	—	—	—	—	—	(350)	—	(350)
Net income	—	—	—	—	—	—	16,107	16,107

Balance at June 30, 2009	35,218,284	81,893	(110)	(445,028)	(2,030)	(801)	99,670	178,622
Exercise of stock options	1,958,652	6,351	—	—	—	—	—	6,351
Issuance of restricted stock awards	316,598	—	—	—	—	—	—	—
Stock-based compensation	—	6,347	—	—	—	—	—	6,347
Amortization of deferred compensation	—	—	110	—	—	—	—	110
Tax benefit resulting from stock option transactions	—	5,759	—	—	—	—	—	5,759
Unrealized gain on investments	—	—	—	—	—	597	—	597
Net income	—	—	—	—	—	—	26,915	26,915

Balance at June 30, 2010	37,493,534	$100,350	$—	(445,028)	$(2,030)	$(204)	$126,585	$224,701

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$26,915	$16,107	$25,419
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,619	3,653	2,664
Stock-based compensation expense	6,457	5,661	4,168
Excess tax benefits from stock-based compensation	(1,484)	—	—
Allowance for doubtful accounts	772	299	334
Allowance for sales returns	5,310	4,248	5,631
Provision for inventory	2,614	1,459	6,850
Loss on disposal of property, plant and equipment	63	40	17
Gain on short-term investments	(1)	—	—
Deferred income taxes	(4,407)	(1,002)	(3,047)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(921), $512 and $61 in fiscal years 2010, 2009 and 2008, respectively)	(33,336)	(755)	(22,040)
Inventory	(48,154)	(5,820)	(25,761)
Prepaid expenses and other assets	(792)	116	9
Accounts payable (including changes in related party balances of $(1,991), $(6,262) and $1,623 in fiscal years 2010, 2009 and 2008, respectively)	21,840	(6,914)	18,624
Income taxes payable, net	9,497	4,792	1,239
Accrued liabilities	5,514	(872)	736
Other long-term liabilities	2,399	807	3,659

Net cash provided by (used in) operating activities	(2,174)	21,819	18,502

INVESTING ACTIVITIES:
Restricted assets	1,480	(38)	(1,671)
Proceeds from investments	8,999	942	20,628
Purchases of property, plant and equipment	(22,223)	(3,561)	(16,085)
Purchases of investments	(58)	(58)	(22,480)

Net cash used in investing activities	(11,802)	(2,715)	(19,608)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,351	2,057	2,932
Excess tax benefits from stock-based compensation	1,484	—	—
Proceeds from short-term debt	18,553	—	—
Repayment of long-term debt	(9,994)	(307)	(1,254)
Payment of obligations under capital leases	(42)	(57)	(126)
Advances (payments) under receivable financing arrangements	(27)	47	191
Payment to acquire treasury stock	—	(2,030)	—
Payment of deferred offering costs	—	—	(20)

Net cash provided by (used in) by financing activities	16,325	(290)	1,723

Net increase in cash and cash equivalents	2,349	18,814	617
Cash and cash equivalents at beginning of year	70,295	51,481	50,864

Cash and cash equivalents at end of year	$72,644	$70,295	$51,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$371	$930	$1,025
Cash paid for taxes, net of refunds	$6,542	$3,648	$13,255
Non-cash investing and financing activities:
Equipment purchased under capital leases	$42	$—	$133
Reversal of deferred stock-based compensation for cancellation of stock options	$—	$3	$24
Accrued costs for property, plant and equipment purchases	$491	$447	$885
Changes in fair values of investments	$984	$(577)	$(744)

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

Super Micro Computer, Inc. (“Super Micro Computer”) was incorporated in 1993. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations in San Jose, California, the Netherlands and Taiwan.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounting Standards Codification

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and certificate of deposits with maturities of less than three months.

Short-term Investments

Short-term investments consist of a certificate of deposit with maturity of more than three months but less than a year and auction rate securities. See Note 6 related to auction rate securities. The certificate of deposit is carried at amortized cost which approximates fair value.

Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw materials and parts. The Company evaluates inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, writes down the valuation of units to lower of cost or market or for excess and obsolescence calculated as the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. The Company monitors the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjusts its estimate for determining future write downs. If in future periods, the Company experiences or anticipates a change in recovery rate compared with its historical experience, its gross margin would be affected. During fiscal years 2010, 2009 and 2008, the Company recorded a provision for lower of costs or market and excess and obsolete inventory totaling $2,614,000, $1,459,000 and $6,850,000, respectively.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Assets

Restricted assets consist primarily of certificates of deposits pledged as security for an irrevocable letter of credit of $121,000 and bank guarantees for office leases of $103,000 as of June 30, 2010 and for two irrevocable letters of credit of $121,000 and $1,540,000 and bank guarantees for office leases of $105,000 as of June 30, 2009. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000. In March 2008, the Company posted a bond in the amount of $3,080,000 which related to the Digitechnic lawsuit (see Note 13) and was collateralized by an irrevocable standby letter of credit totaling $1,540,000. The Company entered into a settlement agreement with Digitechnic in December 2009 and the irrevocable standby letter of credit was cancelled in March 2010.

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

Revenue Recognition

The Company recognizes revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a signed purchase order or contract, Ex Works shipping point terms, 30 to 60 days payment terms, and no customer acceptance provisions. Certain customers have free-on-board destination terms and revenue is recognized when the products arrive at the destination. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, in which case customers may return these products for credit within 30 days of receiving the items. Certain distributors and original equipment manufacturers (OEMs) are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, the Company has a sales arrangement with an OEM under which the Company sells its products with the OEM’s brand to the OEM. The OEM has limited product return rights. To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with the relevant distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Estimated reserves for future returns, which are recorded at the time the related revenue is recognized, are adjusted as necessary, based on returns experience, returns expectations and communication with distributors

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2010 and 2009, the Company had deferred revenue of $1,345,000 and $599,000 and related deferred product costs of $1,330,000 and $421,000, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers are required to pay cash in advance of shipment. The Company also makes estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provides allowance in an amount the Company deems adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of the Company’s reported operating expenses could result. The Company provides for price protection to certain distributors. Management assesses the market competition and product technology obsolescence, and makes price adjustments based on their judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on the distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time management reduces the product prices.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses, equipment and facility expenses, warranty costs and provision for excess and obsolete inventory.

Product Warranties

The Company provides warranties against any defective products which range from 15 to 39 months. The Company accrues for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The Company’s estimates and assumptions used have been historically close to actual. If in future periods, the Company experiences or anticipates an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, the Company intends to adjust its estimates appropriately. The following table presents for the years ended June 30, 2010, 2009 and 2008, the reconciliation of the changes in accrued warranty costs (in thousands):

	June 30,
	2010	2009	2008
Balance, beginning of year	$3,579	$2,920	$2,243
Provision for warranty	8,473	6,703	6,612
Costs charged to accrual	(6,629)	(6,299)	(5,798)
Change in estimated liability for pre-existing warranties	(859)	255	(137)

Balance, end of year	$4,564	$3,579	$2,920

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $2,519,000, $2,716,000 and $1,860,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Cooperative Marketing Arrangements

The Company has arrangements with resellers of its products to reimburse the resellers for cooperative marketing costs meeting specified criteria. The Company accrues the cooperative marketing costs based on these arrangements and our estimate for resellers’ claims for marketing activities. The Company records marketing costs meeting such specified criteria within sales and marketing expenses in the consolidated statements of operations. For those marketing costs that do not meet the specified criteria, the amounts are recorded as a reduction to sales in the consolidated statements of operations.

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2010, 2009 and 2008, were $1,527,000, $1,355,000 and $2,489,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2010, 2009 and 2008, were $1,725,000, $1,043,000 and $643,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $2,038,000, $1,767,000 and $3,290,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

The Company adopted the fair value recognition provisions effective July 1, 2006 using the prospective transition method, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. The Company is required to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Prior to July 1, 2006, The Company recorded compensation expense for stock options with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation resulted from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant. From September 2004 through December 2005, the Company granted options with exercise prices equal to the fair value of the common stock determined by the board of directors at the time of the grants. The Company subsequently obtained valuations from an unrelated valuation specialist that were used to establish retroactively the fair value of its common stock. This retroactive fair value exceeded the fair value established by the board of directors at the time of the grants. As a result, the Company recorded deferred stock-based compensation for stock options granted from September 2004 to December 2005. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period).

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Fees

The Company incurred shipping costs of $662,000, $576,000 and $689,000 for the years ended June 30, 2010, 2009 and 2008, respectively, that were included in sales and marketing expenses.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2010	2009	2008
Basic net income per common share calculation
Net income	$26,915	$16,107	$25,419
Less: Undistributed earnings allocated to participating securities	(686)	(424)	—

Net income attributable to common shares—basic	$26,229	$15,683	$25,419

Weighted-average number of common shares used to compute basic net income per common share	35,884	34,218	31,355

Basic net income per common share	$0.73	$0.46	$0.81

Diluted net income per common share calculation
Net income attributable to the Company	$26,915	$16,107	$25,419
Less: Undistributed earnings allocated to participating securities	(606)	(377)	—

Net income attributable to common shares—diluted	$26,309	$15,730	$25,419

Weighted-average number of common shares used to compute basic net income per common share	35,884	34,218	31,355
Dilutive effect of options to purchase common stock	4,851	4,378	7,488

Weighted-average number of common shares used to compute diluted net income attributable the Company per common share	40,735	38,596	38,843

Diluted net income per common share	$0.65	$0.41	$0.65

As a result of the adoption of the guidance for determining whether instruments granted in share-based payment transactions are participating securities, basic net income per common share has been recast from $0.47 to $0.46 for fiscal year 2009. All other basic and diluted net income per common share amounts presented were not impacted by the adoption of this standard.

For the years ended June 30, 2010, 2009 and 2008, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 2,093,000, 4,679,000 and 2,610,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss at June 30, 2010 and 2009 is comprised solely of unrealized losses on investments, net of taxes. The components of comprehensive income, net of taxes, are as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008
Net income	$26,915	$16,107	$25,419
Unrealized gains or (losses) on investments, net of taxes	597	(350)	(451)

Total comprehensive income	$27,512	$15,757	$24,968

Certain Significant Risks and Uncertainties

The Company operates in the high technology industry and is subject to a number of risks, some of which are beyond the Company’s control, that could have a material adverse effect on the Company’s business, operating results, and financial condition. These risks include variability and uncertainty of revenues and operating results; product obsolescence; geographic concentration; international operations; dependence on key personnel; competition; intellectual property claims and litigation; management of growth; and limited sources of supply.

Concentration of Supplier Risk

Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 14.6% and 20.4%, 22.5% and 23.6%, and 24.8% and 23.9%, of total purchases for the years ended June 30, 2010, 2009 and 2008, respectively.

Fair Value of Financial Instruments

Cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Short-term and long-term investments are carried at fair value. Short-term and long-term debts are carried at amortized cost, which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. Deposits may exceed the amount of insurance provided on such deposits. No single customer accounted for 10% or more of net sales in fiscal years 2010, 2009 and 2008. One customer accounted for 10.2% of the Company’s accounts receivable as of June 30, 2010 and no customer accounted for 10% or more of accounts receivable as of June 30, 2009.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires participating securities, such as unvested restricted stock awards containing nonforfeitable rights to

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive dividends, whether paid or unpaid, to be included in the computation of earnings per share pursuant to the two-class method. The two-class method requires entities to allocate both distributed and undistributed earnings to common shareholders and holders of participating securities. All prior period earnings per share data is required to be adjusted retrospectively to conform with the new guidance. The impact of the Company’s adoption of this standard in fiscal year 2010, 2009 and 2008 is described in the net income per common share section of the Note 2.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2011. The Company is still evaluating the impact, if any, that the adoption of this standard may have on its financial position or results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition, which is effective prospectively for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative fair value method. The new guidance includes new disclosure requirements on how the application of the relative fair value method affects the timing and amount of revenue recognition. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2011. The Company is currently assessing the impact, if any, of this guidance on its consolidated financial position and results of operations.

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

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company has not yet adopted the updated guidance and do not expect adoption to have a material impact on the Company’s consolidated financial position and results of operations.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying securities in active markets. The Company’s short-term and long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of June 30, 2010. Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy. The Company methodology for valuing these investments is the discounted cash flow model and is described in Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of June 30, 2010 and 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

June 30, 2010	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$29,646	$—	$—	$29,646
Auction rate securities	—	—	6,688	6,688

Total	$29,646	$—	$6,688	$36,334

June 30, 2009	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$54,279	$—	$—	$54,279
Auction rate securities	—	—	14,644	14,644

Total	$54,279	$—	$14,644	$68,923

The above table excludes $42,997,000 and $16,014,000 of cash and $345,000 and $1,826,000 of certificates of deposit held by the Company as of June 30, 2010 and 2009, respectively. Money market funds of $84,520,000 and $22,123,000 were transferred out from Level 1 to cash balance during fiscal year 2010 and 2009, respectively, and $8,940,000 and $885,000 of the auction rate securities were redeemed at par and transferred into Level 1 from Level 3 during fiscal year 2010 and 2009, respectively.

The Company’s Level 3 assets consist of short-term and long-term auction rate securities for which the Company used a discounted cash flow model to value these investments (See Note 6).

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for fiscal year 2010 and 2009 (in thousands):

	June 30,
	2010	2009
Balance as of beginning of period	$14,644	$16,106
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	984	(577)
Sales and settlements at par	(8,940)	(885)
Transfers in and/or out of Level 3	—	—

Balance as of end of year	$6,688	$14,644

The following is a summary of the Company’s short-term investments as of June 30, 2010 and 2009 (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate securities	800	—	(13)	787

Total	$858	$—	$(13)	$845

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate securities	300	—	(11)	289

Total	$358	$—	$(11)	$347

The following is a summary of the Company’s long-term investments as of June 30, 2010 and 2009 (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$6,225	$—	$(324)	$5,901

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$15,665	$—	$(1,310)	$14,355

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2010 and 2009, its short-term debt of $18,553,000 and long-term debt of $9,994,000 are reported at amortized cost, respectively. The fair value of short-term and long-term debts are based on borrowing rates currently available to the Company for loans with similar terms.

Note 4.    Accounts Receivable Allowances

The Company establishes an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2010, 2009 and 2008, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2008	$300	334	(33)	$601
Year ended June 30, 2009	$601	299	(229)	$671
Year ended June 30, 2010	$671	772	(601)	$842
Allowance for sales returns
Year ended June 30, 2008	$470	5,631	(5,529)	$572
Year ended June 30, 2009	$572	4,248	(4,423)	$397
Year ended June 30, 2010	$397	5,310	(5,339)	$368

Note 5.    Inventory

Inventory as of June 30, 2010 and 2009 consisted of the following (in thousands):

	June 30,
	2010	2009
Finished goods	$88,392	$60,012
Work in process	8,540	794
Purchased parts and raw materials	38,652	29,238

Total inventory, net	$135,584	$90,044

Note 6.    Short-term and Long-term Investments

As of June 30, 2010 and 2009, the Company held $6,688,000 and $14,644,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA3 at June 30, 2010 and AAA or BBB at June 30, 2009. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2010 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously provided by the auction process. As a result, as of June 30, 2010, $5,901,000 of these auction rate securities have been classified as long-term available-for-sales investments and the remaining $787,000 have been classified as short-term available-for-sale investments, because $400,000 of the securities was redeemed at par in July 2010 and the stated maturity for the remaining securities occur in September 2010. As of June 30, 2009, $14,355,000 of these auction rate securities have been reclassified as long-term available-for-sales investments and the remaining $289,000 have been classified as a short-term available-for-sale investment, because the stated maturity for this securities occur in June 2010.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of June 30, 2010 and 2009. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was a recovery (temporary decrease) in fair value of its auction rate securities of $984,000 and ($577,000) during the years ended June 30, 2010 and 2009, respectively, and a cumulative total decline of $337,000 and $1,321,000 as of June 30, 2010 and 2009, respectively. That amount has been recorded as a component of other comprehensive income. As of June 30, 2010 and 2009, the Company has recorded an accumulated unrealized loss of $204,000 and $801,000, net of deferred income taxes, on both long-term and short-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In fiscal year 2010, 2009 and 2008, $8,940,000, $885,000 and $20,575,000 of these auction rate securities were redeemed at par, respectively.

Note 7.	Property, Plant and Equipment

Property, plant and equipment as of June 30, 2010 and 2009 consisted of the following (in thousands):

	June 30,
	2010	2009
Land	$27,186	$19,220
Buildings	29,645	19,108
Building and leasehold improvements	3,335	2,955
Machinery and equipment	12,689	10,218
Furniture and fixtures	2,882	2,684
Software	2,107	1,679

	77,844	55,864
Accumulated depreciation and amortization	(15,153)	(10,904)

Property, plant and equipment, net	$62,691	$44,960

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2010, the Company purchased three buildings in San Jose, California. The preliminary value allocated to the land and buildings were $7,966,000 and $10,537,000, respectively, as of June 30, 2010 which are subject to the completion of cost segregation study.

The costs of assets under capital leases were $176,000 and $272,000 as of June 30, 2010 and 2009, respectively, and accumulated amortization was $53,000 and $100,000, respectively.

Note 8.	Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. For the years ended June 30, 2010, 2009 and 2008, such sales transactions totaled $26,690,000, $22,422,000 and $23,245,000, respectively. At June 30, 2010 and 2009, $1,193,000 and $1,220,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.70% to 13.80% and 11.10% to 14.76% per annum, depending on the customers’ credit ratings, at June 30, 2010 and 2009, respectively.

Note 9.	Short-term and Long-term Obligations

Short-term and long-term obligations as of June 30, 2010 and 2009 consisted of the following (in thousands):

	June 30,
	2010	2009
Line of credit	$18,553	$—
Building loans	—	9,994
Capital leases	108	108

Total	18,661	10,102
Current portion	(18,615)	(361)

Long-term portion	$46	$9,741

In April 2004, the Company borrowed $4,275,000 from a bank to purchase a building in San Jose, California. As of June 30, 2009, the total outstanding borrowing was $3,826,000, with interest at 7.23% per annum. In August 2009, the Company paid off the loan for $3,981,000 including a pre-payment penalty of $153,000.

In September 2005, the Company borrowed $6,930,000 from a bank to purchase a building in San Jose, California. As of June 30, 2009, the total outstanding borrowing was $6,168,000, with interest at 5.77% per annum. In July 2009, the Company paid off the loan for $6,191,000 without a pre-payment penalty.

In June 2010, the Company obtained a revolving line of credit totaling $25,000,000 that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company used $18,553,000 of the line of credit to purchase three buildings in San Jose, California and is required to obtain a mortgage loan to pay-off this line of credit by December 2010. The loan is secured by all the Company’s assets except for the three buildings purchased in San Jose, California. As of June 30, 2010, the total outstanding borrowing was $18,553,000. As of June 30, 2010, the Company was in compliance with the financial covenants associated with the line of credit.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the borrowing were $352,259,000. As of June 30, 2009, the gross cost and net book value of the land, building and related improvements collateralizing the borrowings were $17,126,000 and $16,153,000, respectively.

The following table as of June 30, 2010, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2011	$18,553
2012	—
2013	—
2014	—
2015	—
Thereafter	—

Total	$18,553

Note 10.    Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.0% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% and 30.7% of Ablecom , while Steve Liang and other family members own approximately 35.9% and 49.3% of Ablecom at June 30, 2010 and 2009, respectively. The decrease in their ownership of Ablecom is primarily related to the additional shares of Ablecom’s stock sold to its new investors and option shares exercised by its employees in fiscal year 2010. Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 0.0% and 5.2% of Ablecom at June 30, 2010 and 2009, respectively, as a result of their disposition of their shares of Ablecom’s stock in fiscal year 2010.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2010, 2009 and 2008, the Company purchased products from Ablecom totaling $124,466,000, $91,954,000 and $105,981,000. For fiscal year 2010, 2009 and 2008, the Company sold products to Ablecom totaling $10,190,000, $6,025,000 and $6,593,000, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2010 and 2009, were $1,201,000 and $280,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2010 and 2009, were $19,464,000 and $21,455,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 52 and 105 days of invoice. For the years ended June 30, 2010, 2009 and 2008, the Company received $164,000, $2,000 and $147,000, respectively, from Ablecom for penalty charges and paid $3,352,000, $2,918,000 and $4,163,000, respectively, in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $35,266,000 and $21,578,000 at June 30, 2010 and 2009, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Non-Management Director—In fiscal year 2010, the Company had sales of $630,000 to Mentor Graphics and purchased a product from Mentor Graphics totaling $68,000. Gregory Hinckley, a member of the Company’s board of directors, is president of Mentor Graphics. As of June 30, 2010, the amount owed to the Company by Mentor Graphics was $87,000 and no amounts were owed to Mentor Graphics by the Company.

Note 11.    Stock-based Compensation and Stockholders’ Equity

Treasury Stock

In November 2008, the Board of Directors approved a program to repurchase, from time to time, at management’s discretion, shares of the Company’s common stock. Under the plan, the Company was authorized to repurchase up to 2,000,000 of its outstanding shares of common stock in the open market or in private transactions during the period ended June 30, 2009 at prevailing market prices in compliance with applicable securities laws and other legal requirements. Repurchases were made under the program using the Company’s own cash resources. The plan did not obligate the Company to acquire any particular amount of common stock and the plan could be suspended or discontinued at any time. As of June 30, 2010 and 2009, the Company had repurchased 445,028 shares of the Company’s common stock at a weighted average price of $4.56 per share for $2,030,000.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increases on July 1 of each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company on January 8, 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In fiscal years 2010, 2009 and 2008, the Company granted 1,581,230, 3,442,652 and 1,749,546 options under the 2006 Plan, respectively. At June 30, 2010, 522,701 shares of common stock are available for future grant.

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

In fiscal year 2006, the Company granted 64,800 non-statutory stock options to an officer of the Company outside the 1998 Stock Option Plan. This option, which the Company has reserved for separately, was granted at an exercise price of $3.50 per share, which was the estimated fair value at the date of grant and are now fully vested.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock option grants for the years ended June 30, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2010	2009	2008
Risk-free interest rate	1.88% – 2.28%	1.42% – 3.09%	2.64% – 4.58%
Expected life	4.06 – 4.32 years	4.06 – 10 years	4.32 – 4.39 years
Dividend yield	0%	0%	0%
Volatility	51.88% – 55.01%	48.16% – 69.62%	43.03 – 48.43%
Weighted-average fair value	$5.34	$2.87	$3.60

In March 2009, the Committee approved the grant of an option to purchase 720,000 shares to Charles Liang, a director and President and Chief Executive Officer of the Company. This option, which vests ratably over four years, was granted at an exercise price of $10.66 per share with a grant date fair market value of $4.96 per share. The fair value of this option was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.01%, expected life of 10 years, expected dividend yield of zero and expected volatility of 69.62%, resulting in a fair value of $3.28 per share.

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2010, 2009 and 2008 (in thousands).

	Years Ended June 30,
	2010	2009	2008
Cost of sales	$573	$578	$523
Research and development	3,106	2,608	1,817
Sales and marketing	880	826	641
General and administrative	1,898	1,649	1,187

Stock-based compensation expense before taxes	6,457	5,661	4,168
Income tax impact	(1,052)	(570)	(445)

Stock-based compensation expense, net	$5,405	$5,091	$3,723

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $5,759,000, $5,306,000 and $4,920,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the year ended June 30, 2010, 2009 and 2008, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $1,484,000 in the year ended June 30, 2010, and had no amount in the years ended June 30, 2009 and 2008 for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes stock option activity during the years ended June 30, 2010, 2009 and 2008 under all stock option plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of July 1, 2007 (11,756,367 shares exercisable at weighted average exercise price of $1.49 per share).	3,774,360	14,350,061	$2.61
Authorized	906,158	—
Granted (weighted average fair value of $3.60)	(1,749,546)	1,749,546	8.60
Exercised	—	(2,463,467)	1.19
Forfeited	175,775	(335,168)	9.84

Balance as of June 30, 2008 (10,639,860 shares exercisable at weighted average exercise price of $2.23 per share).	3,106,747	13,300,972	3.48
Authorized	980,062	—
Granted (weighted average fair value of $2.87)	(3,442,652)	3,442,652	7.05
Exercised	—	(2,549,553)	0.81
Exercised and exchanged for restricted stock awards	—	(1,202,894)	0.25
Forfeited	255,952	(318,532)	8.57

Balance as of June 30, 2009 (8,297,505 shares exercisable at weighted average exercise price of $3.86 per share).	900,109	12,672,645	5.17
Authorized	1,056,549	—
Granted (weighted average fair value of $5.34)	(1,581,230)	1,581,230	12.23
Exercised		(1,958,652)	3.24
Forfeited	147,273	(170,278)	9.13

Balance as of June 30, 2010	522,701	12,124,945	$6.34	5.94	$89,283

Options vested and expected to vest at June 30, 2010		11,548,375	$6.17	5.81	$86,626
Options vested at June 30, 2010		8,264,920	$5.00	4.61	$70,580

The total intrinsic value of options exercised during the years ended June 30, 2010, 2009 and 2008 was $17,018,000, $26,716,000 and $18,586,000, respectively. Stock-based compensation expense in the years ended June 30, 2010, 2009 and 2008 was $6,347,000, $5,099,000 and $3,364,000, respectively. As of June 30, 2010, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $13,903,000, which will be recognized over a weighted-average vesting period of approximately 2.50 years.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value per share of options granted during fiscal year 2005 and 2006, and accounted for using the intrinsic value measurement was $4.58. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). The Company amortized $110,000, $562,000 and $801,000 of stock-based compensation in the years ended June 30, 2010, 2009 and 2008, respectively. The Company had fully amortized the deferred stock-based compensation related to these options since December 31, 2009.

Additional information regarding options outstanding as of June 30, 2010, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$1.25	2,772,436	1.23	$1.25	2,772,436	$1.25
1.55 - 3.08	1,586,964	4.10	2.64	1,586,964	2.64
3.25 - 5.53	1,391,745	7.58	4.72	729,239	4.04
5.54 - 7.46	1,477,821	8.26	6.42	659,105	6.56
7.91 - 8.36	1,559,327	8.12	8.11	722,275	7.99
8.47 - 10.66	1,728,321	7.84	9.88	1,014,204	9.69
11.81 - 12.68	457,971	9.57	11.85	38,387	11.81
13.70	68,000	5.75	13.70	68,000	13.70
13.89	675,594	6.38	13.89	668,311	13.89
18.89	406,770	9.82	18.89	5,999	18.89

$1.25 -$18.89	12,124,949	5.94	$6.34	8,264,920	$5.00

The following table summarizes the Company’s restricted stock award activity for the year ended June 30, 2010 and 2009:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2008	—	$—
Granted	1,172,121	9.39
Vested	—	—
Forfeited	—	—

Nonvested stock at June 30, 2009	1,172,121	9.39
Granted	—	—
Vested	(316,598)	8.32
Forfeited	—	—

Nonvested stock at June 30, 2010	855,523	$9.79

The intrinsic value of restricted stock awards vested was $2,633,000, $0, $0 for the years ended June 30, 2010, 2009 and 2008, respectively. The total intrinsic value of the outstanding restricted stock awards was $8,376,000 and $11,006,000 as of June 30, 2010 and 2009, respectively. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 855,523 shares.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

The components of income before income tax provision for the years ended June 30, 2010, 2009 and 2008 are as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008
United States	$39,103	$21,674	$39,214
Foreign	1,362	1,125	1,590

Income before income tax provision	$40,465	$22,799	$40,804

The income tax provision for the years ended June 30, 2010, 2009 and 2008, consists of the following (in thousands):

	Years Ended June 30,
	2010	2009	2008
Current:
Federal	$15,460	$6,388	$15,469
State	2,023	980	2,496
Foreign	474	326	467

	17,957	7,694	18,432

Deferred:
Federal	(3,044)	(464)	(2,676)
State	(1,363)	(538)	(371)

	(4,407)	(1,002)	(3,047)

Income tax provision	$13,550	$6,692	$15,385

The Company’s net deferred tax assets as of June 30, 2010 and 2009, consist of the following (in thousands):

	June 30,
	2010	2009
Warranty accrual	$1,695	$1,334
Marketing fund accrual	874	548
Inventory valuation	5,677	5,343
Stock-based compensation	2,031	1,645
Others	5,366	3,012

Total deferred income tax assets	15,643	11,882
Deferred tax liabilities-depreciation and other	(1,062)	(1,321)

Deferred income tax assets-net	$14,581	$10,561

Undistributed earnings of our foreign subsidiaries of $1,714,000 at June 30, 2010 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax benefits resulting from stock option transactions of $5,759,000, $5,306,000 and $4,920,000 were credited to stockholders’ equity in the years ended June 30, 2010, 2009 and 2008, respectively.

The following is a reconciliation for the years ended June 30, 2010, 2009 and 2008, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2010	2009	2008
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax-net of federal benefit	3.5	5.2	2.9
Foreign losses not deductible and tax rate differences	(0.5)	(0.5)	(0.3)
Research and development tax credit	(5.8)	(12.4)	(1.5)
Other	1.3	2.1	1.6

Effective tax rate	33.5%	29.4%	37.7%

As of June 30, 2010, the Company had state research and development tax credit carryforwards of $3,126,000. The state research and development tax credits will carryforward to offset future state income taxes. $881,000 of the state research and development tax credit carryforwards were attributable to excess tax deductions from stock options exercises, and were not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing the provisions of the updated guidance related to income taxes. As of June 30, 2010 and 2009, the Company had accrued $551,000 and $468,000 for the payment of interest and penalties relating to unrecognized tax benefits, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summaries the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at July 1, 2007	$3,475
Gross increases:
For current year’s tax positions	1,136
For prior years’ tax positions	309
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(251)

Balance at June 30, 2008	4,669
Gross increases:
For current year’s tax positions	726
For prior years’ tax positions	—
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(1,396)

Balance at June 30, 2009	3,999
Gross increases:
For current year’s tax positions	1,059
For prior years’ tax positions	1,084
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(313)

Balance at June 30, 2010	$5,829

*	excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $4,838,000 and $3,399,000 as of June 30, 2010 and 2009, respectively.

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

Note 13.    Commitments and Contingencies

Litigation and Claims—The Company was a defendant in a lawsuit with Digitechnic, S.A. (“Digitechnic”), a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial Court found in favor of Digitechnic and awarded damages totaling $1,178,000 and the matter was subsequently appealed. In October 2009, the Paris Court of Appeals awarded damages of $1,089,000 against the Company.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1,055,000 with $34,000 of foreign exchange gain in December 2009 and a provision of $1,089,000 for litigation loss was recorded.

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

Lease Commitments—The Company leases offices and equipment under noncancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	As of June 30, 2010
	Capital Leases	Operating Leases
Year ending June 30, 2011	$66	$2,768
Year ending June 30, 2012	25	2,335
Year ending June 30, 2013	21	2,001
Year ending June 30, 2014	3	1,966
Year ending June 30, 2015	2	2,011
Thereafter	—	429

Total minimum lease payments	117	$11,510

Less amounts representing interest	9

Present value of minimum lease payments	108
Less long-term portion	46

Current portion	$62

Rent expense for the years ended June 30, 2010, 2009 and 2008, was $2,545,000, $2,550,000 and $1,468,000, respectively.

Note 14.    Retirement Plan

The Company sponsors a 401(k) savings plan for eligible US employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2010, 2009 and 2008.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a pension plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. For the years ended June 30, 2010, 2009 and 2008, the Company’s matching contribution was $66,000, $55,000 and $17,000, respectively.

The Company maintains a defined benefit pension plan of Super Micro Computer, Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

local requirements of Taiwan. Plan assets of the funded defined benefit pension plan are deposited into a government-managed account in which the Company has no control over investment strategy. For the years ended June 30, 2010, 2009 and 2008, the Company’s contribution was $234,000, $219,000 and $193,000, respectively.

Note 15.    Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the years ended June 30, 2010, 2009 and 2008, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2010	2009	2008
Net sales:
United States	$433,618	$325,582	$326,601
Europe	156,268	108,605	121,507
Asia	106,973	56,819	82,447
Other	24,579	14,603	9,948

	$721,438	$505,609	$540,503

Net sales amounts previously disclosed by geography have been combined to conform to the current presentation.

The Company’s long-lived assets located outside the United States are not significant.

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2010		2009		2008
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$245,209	34.0%	$196,656	38.9%	$209,135	38.7%
Subsystems and accessories	476,229	66.0%	308,953	61.1%	331,368	61.3%

Total	$721,438	100.0%	$505,609	100.0%	$540,503	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales. One customer accounted for 10.2% of the Company’s accounts receivable as of June 30, 2010 and no customer accounted for 10% or more of accounts receivable as of June 30, 2009.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Quarterly Financial Data (Unaudited)

The following table presents the Company’s unaudited quarterly financial data. This information has been prepared on a basis consistent with that of the audited consolidated financial statements. The Company believes that all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Three Months Ended
	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	Jun. 30, 2010
	(In thousands, except per share data)
Net Sales(1)	$148,521	$181,977	$189,276	$201,664
Gross profit(1)	24,509	30,309	29,265	30,909
Net income(1)	$3,863	$7,604	$7,733	$7,715

Net income per common share:
Basic	$0.11	$0.21	$0.21	$0.20
Diluted	$0.10	$0.19	$0.18	$0.18

	Three Months Ended
	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009
	(In thousands, except per share data)
Net Sales(1)	$144,051	$128,565	$109,540	$123,453
Gross profit(1)	27,836	24,092	16,327	20,455
Net income(1)	$7,172	$5,346	$1,231	$2,358

Net income per common share:
Basic(2)	$0.21	$0.15	$0.03	$0.07
Diluted	$0.18	$0.14	$0.03	$0.06

(1)	The sum of quarterly financial data and individual per share amounts may vary from the annual data due to rounding.
(2)	As a result of the adoption of the guidance for determining whether instruments granted in share-based payment transactions are participating securities, basic net income per common share has been recast from $0.22 to $0.21, from $0.16 to $0.15, and from $0.04 to $0.03 for the three months ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively. All other basic and diluted net income per common share amounts presented were not impacted by the adoption of this standard.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2010. The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Micro Computer, Inc.:

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) , the consolidated financial statements as of and for the year ended June 30, 2010 of the Company and our report dated September 7, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to significant related party transactions.

/s/ Deloitte & Touche, LLP

San Jose, California

September 7, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and their ages and their positions as of August 24, 2010, are as follows:

Name	Age	Position(s)
Charles Liang	52	Chairman of the Board, President and Chief Executive Officer
Howard Hideshima	51	Chief Financial Officer
Phidias Chou	52	Vice President, Worldwide Sales
Chiu-Chu (Sara) Liu Liang	48	Vice President of Operations, Treasurer and Director
Yih-Shyan (Wally) Liaw	55	Vice President of International Sales, Secretary and Director
Hwei-Ming (Fred) Tsai(1)(2)(3)(4)	54	Director
Edward J. Hayes, Jr.(1)(4)	55	Director
Sherman Tuan(2)(3)(4)	56	Director
Gregory K. Hinckley(1)(4)	63	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Phidias Chou has served as our Vice President, Worldwide Sales since September 2008. Mr. Chou served as our Vice President of Sales, Regional and Strategic Account from July 2006 to August 2008 and served as our Senior Director of Sales from August 2000 to July 2006. From April 1996 to August 2000, Mr. Chou was General Manager at US Sertek, a subsidiary of Acer, Inc., a PC and server company. From July 1992 to April 1996, he was Director of Sales and from October 1987 to July 1992, he was PC Product Manager at Acer Taiwan. Mr. Chou received an M.B.A. from Chung Yuan Christian University and a B.S. in Mechanical Engineering from National Chung Hsing University.

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

Non-Management Directors

Hwei-Ming (Fred) Tsai has been a member of our board of directors since August 2006. Mr. Tsai served as Executive Vice President and Chief Financial Officer of SinoPac Bancorp, a financial holding company based in Los Angeles, California from February 2001 and August 2005, respectively, to December 2009. He also served as Senior Executive Vice President of Far East National Bank, a commercial bank that is held by SinoPac Bancorp from December 2002 to December 2009. Mr. Tsai received a Master in Professional Accounting from the University of Texas at Austin and a B.A. in Accounting from National Taiwan University in Taiwan.

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

The current composition of the board is:

Class I Directors (terms expiring at the 2010 annual meeting)	Charles Liang Sherman Tuan

Class II Directors (terms expiring at the 2011 annual meeting)	Yih-Shyan (Wally) Liaw Edward J. Hayes, Jr Gregory K. Hinckley

Class III Directors (terms expiring at the 2012 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend our annual meeting of stockholders. The board of directors held five meetings during fiscal year 2010, of which four were regularly scheduled meetings and acted by unanimous written consent one time during fiscal year 2010. The independent directors met four times in executive sessions without any of our officers present. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2010.

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

Audit Committee

The Audit Committee has three members. The Audit Committee met four times in fiscal year 2010 for regularly scheduled quarterly meetings. Our board has determined that each member of our Audit Committee meets the requirements for independence under the current requirements of Nasdaq. Our board has determined that all of the members of the audit committee are financial experts as currently defined under applicable SEC rules.

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

Compensation Committee

The Compensation Committee has two members and met four times in fiscal year 2010. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the current requirements of Nasdaq.

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

Nominating and Corporate Governance Committee

The Governance Committee has two members and met four times in fiscal year 2010. The Governance Committee is comprised solely of non-employee directors. Our board has determined that each member of our Governance Committee meets the requirements for independence under the current requirements of Nasdaq.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers of the Company and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2009 transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2010, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year other than filings required in connection with a stock option grant made to Chiu-Chu (Sara) Liu Liang in January 2010 and a stock option exercise made by Hwei-Ming Fred Tsai, an independent board of director in April 2010.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Process Overview

The Compensation Committee of the board of directors discharges the board of directors’ responsibilities relating to compensation of all of our executive officers. The Compensation Committee is comprised of two non-employee directors, both of whom are independent pursuant to the current rules of Nasdaq, Rule 16b-3 under the Exchange Act, and Section 162(m) of the Internal Revenue Code (“Code”).

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of Charles Liang, our President and Chief Executive Officer, and Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by one or more of Mr. Liang, Mr. Hideshima and Robert Aeschiman, our General Counsel. However, Messrs. Liang and Hideshima do not attend the portion of meetings during which their own performance or compensation is being discussed. Mr. Liang, Mr. Hideshima and Mr. Aeschiman support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In October 2009, as part of making an overall assessment of each individual’s role and performance and structuring our compensation programs for fiscal year 2010, the Committee reviewed recommendations of management as well as publicly available peer group compensation data.

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

The Compensation Committee considers various sources of competitive data when determining executive compensation levels including compensation data from a sampling of public companies and public compensation surveys.

For fiscal year 2010, the sample of companies consisted of the following companies:

3Par, Inc.	LSI Corp.
Adaptec Corporation	Network Appliance, Inc.
Blue Coat Systems, Inc.	Network Engines, Inc.
Brocade Communications Systems, Inc.	Quantum Corporation
Compellent Technologies, Inc.	RadiSys Corporation
Data Domain, Inc.	Riverbed Technology, Inc.
Dot Hill Systems Corp.	Silicon Graphics International
Emulex Corp.	(formerly, Rackable Systems, Inc.)
Extreme Networks, Inc.	Silicon Storage Technology, Inc.
Juniper Network, Inc.	STEC, Inc.

In selecting the companies for inclusion in the sample, the following factors were considered: industry, net revenues, operating income and whether the company may compete against us for executive talent. These companies ranged in annual revenue from approximately $100 million to $3.5 billion. In addition to gathering data specific to the above listed companies, the Compensation Committee also reviews public surveys of compensation practices.

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

Role of Executive Officers in the Compensation Process

Management provides recommendations to the Compensation Committee on issues such as compensation program design, and evaluations of executive and Company performance. In Fiscal year 2010, the Compensation Committee also had access to competitive data prepared by management. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our executive officers rests with the Compensation Committee.

Fiscal Year 2010 Executive Officer Compensation Components

For fiscal year 2010, the principal components of compensation for our executive officers were:

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

In October 2009, the Compensation Committee met to review the base salaries of our executive officers for fiscal year 2010. In determining base salaries for fiscal year 2010, the Compensation Committee decided to increase the base salary of our Vice President, Worldwide Sales by 9.8% over his fiscal year 2009 base salary to more closely align his base salary with our other named executive officers. The Compensation Committee determined, based on the then current economic conditions, to leave the remaining named executive officers’ base salaries unchanged from their respective fiscal year 2009 base salaries.

	Principal Position	2009 Base Salary	2010 Base Salary	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$286,598	$286,598	0%

Howard Hideshima	Chief Financial Officer	$252,206	$252,206	0%

Phidias Chou	Vice President, Worldwide Sales	$200,454	$220,000	9.8%

Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer, and Director	$168,000	$168,000	0%

Yih-Shyan (Wally) Liaw	Vice President, International Sales, Corporate Secretary and Director	$169,600	$169,600	0%

Quarterly Bonus. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Committee. Bonuses are not awarded based upon any specific plan or formula, but are subjectively determined based upon our performance during the quarter and the individual’s contributions. Historically these bonuses have ranged from zero to an amount equal to two weeks of base salary. For fiscal year 2010, aggregate quarterly bonuses for executive officers averaged approximately 1% to 2% of base salary.

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

In March and April 2009, the Compensation Committee approved grants of additional options to executive officers as part of the Compensation Committee’s review of all employee grant levels. The Compensation Committee granted an option to Mr. Liang for 720,000 shares with an exercise price equal to $10.66 per share, twice the market value as of the date of grant. The option vests over four years. The Compensation Committee concluded that as Mr. Liang had not received any additional equity for a number of years, he should be provided with an additional incentive, but that incentive should not be realizable unless our stockholders likewise benefit from a substantial increase in our stock price.

Fiscal Year 2011 Executive Officer Compensation

In August 2010, the Compensation Committee met to review the base salaries of our executive officers for fiscal year 2011. In determining base salaries for fiscal year 2011, the Compensation Committee decided to increase the base salary of our executive officers other than the Chief Executive Officer based upon recommendations by our Chief Executive Officer, taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of the position and an annual review of the contribution and experience of the executive officer. For the Chief Executive Officer, the Compensation Committee considered substantially the same information as well as the size of the company and the Chief Executive Officer’s percentage ownership and determined to make no changes to the base salary of the Chief Executive Officer. During fiscal year 2011, the Compensation Committee approved increases in base salaries for our executive officers set forth below. The base salary increases were comparable to the average percentage base salary increases granted to our employees generally.

	Principal Position	2010 Base Salary	2011 Base Salary	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$286,598	$286,598	0.0%

Howard Hideshima	Chief Financial Officer	$252,206	$258,511	2.5%

Phidias Chou	Vice President, Worldwide Sales	$220,000	$225,500	2.5%

Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer, and Director	$168,000	$176,400	5.0%

Yih-Shyan (Wally) Liaw	Vice President, International Sales, Corporate Secretary and Director	$169,600	$178,080	5.0%

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

We account for equity compensation paid to our employees in accordance with Accounting Standards Codification Topic 718, Stock Compensation (“ASC Topic 718”), which require us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

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

Sherman Tuan, Chair

   Hwei-Ming (Fred) Tsai

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, our Chief Financial Officer and to our other most highly compensated executive officers who were the only executive officers whose total annual salary and bonus exceeded $100,000 in fiscal year 2010, for services rendered in all capacities to us during fiscal year 2010, 2009 and 2008. We refer to these officers as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Charles Liang	2010	$286,598	$4,823	—	$645,497	—	—	$7,987	(5)	$944,905
President, Chief Executive Officer and Chairman of the Board	2009	$285,460	$5,381	—	$210,450	—	—	$5,511	(5)	$506,802
	2008	$272,306	$23,175	—	—	—	—	$19,329	(6)	$314,810

Howard Hideshima	2010	$253,331	$3,638	—	$270,453	—	—	$5,316	(5)	$532,738
Chief Financial Officer	2009	$251,205	$4,735	—	$279,175	—	—	$4,850	(5)	$539,965
	2008	$239,630	$15,906	—	$274,177	—	—	$4,619	(5)	$534,332

Phidias Chou	2010	$214,299	$4,156	—	$47,990	—	—	$4,625	(5)	$271,070
Vice President, Worldwide Sales	2009	$199,981	$6,101	—	$2,486	—	—	$3,855	(5)	$212,423
	2008	$188,524	$12,461	—	—	—	—	$10,909	(5)	$211,894

Chiu-Chu (Sara) Liu Liang	2010	$168,000	$2,423	—	$35,898	—	—	$673	(5)	$206,994
Vice President of Operations, Treasurer and Director	2009	$167,333	$3,153	—	$2,243	—	—	$3,231	(5)	$175,960
	2008	$158,493	$10,073	—	—	—	—	$9,230	(5)	$177,796

Yih-Shyan (Wally) Liaw	2010	$169,600	$2,854	—	$48,939	—	—	$3,341	(5)	$224,734
Vice President, International Sales, Corporate Secretary and Director	2009	$168,800	$4,754	—	$48,939	—	—	$3,261	(5)	$225,754
	2008	$159,245	$7,693	—	$8,581	—	—	$9,230	(5)	$184,749

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers.
(2)	Restricted stock awards were issued to Charles Liang and Chiu-Chu Liu Liang to exchange their exercised options during fiscal year 2009. The Company determined that there is no incremental fair value of the option exchanged for the award.
(3)	The amount reported in the Option Awards column represents the dollar amount recognized for financial statement reporting purposes in accordance ASC Topic 718, except that no assumptions were included for estimated forfeitures related to service-based vesting conditions. This valuation method values option awards granted during fiscal year 2010 and prior years. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 11 of Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
(4)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.
(5)	Amount reflects vacation and sick pay.
(6)	Amount reflects a monthly automobile allowance of $3,583 from July 1, 2007 to October 31, 2007 and vacation and sick pay of $15,746.

Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2010 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Charles Liang	—	—	—	—	—	—		$—	$—
Howard Hideshima	—	—	—	—	—	—		$—	$—
Phidias Chou	10/26/2009	—	—	—	—	18,970	(2)	$3.64	$69,055
	10/26/2009					31,030	(3)	$3.64	$112,956
Chiu-Chu (Sara) Liu Liang	1/25/2010	—	—	—	—	19,615	(4)	$5.09	$99,859
	1/25/2010	—	—	—	—	20,985	(5)	$5.09	$106,833
Yih-Shyan (Wally) Liaw	—	—	—	—	—	—		$—	$—

(1)	Represents the fair value of each stock option and award as of the date of grant, computed in accordance with ASC Topic 718.
(2)	These incentive stock options vest at the rate of 25% on July 1, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2013.
(3)	These non-qualified stock options vest at the rate of 25% on July 1, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2013.
(4)	These incentive stock options vest at the rate of 25% on December 12, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2013.
(5)	These non-qualified stock options vest at the rate of 25% on December 12, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2013

Outstanding Equity Awards at Fiscal Year-End 2010

The following table provides information concerning the outstanding equity-based awards as of June 30, 2010, and the option exercise price and expiration dates for each award, held by each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Charles Liang	800,000	(2)	—		$1.25	6/30/2011
	600,000	(3)	—		$3.08	12/28/2014
	270,000	(4)	450,000	(4)	$10.66	3/4/2019
							718,564	$9,700,614

Howard Hideshima	19,198	(5)	—		$13.89	11/17/2016
	110,802	(5)	—		$13.89	11/17/2016
	24,375	(6)	8,125	(6)	$10.19	4/26/2017
	4,963	(7)	14,890	(7)	$5.53	4/29/2019
	8,036	(7)	24,111	(7)	$5.53	4/29/2019

Phidias Chou	5,000	(8)	—		$1.25	6/30/2011
	20,000	(9)	—		$1.25	12/23/2012
	56,000	(10)	—		$3.25	9/30/2015
	5,625	(7)	16,875	(7)	$5.53	4/29/2019
	—		31,030	(11)	$8.36	10/26/2019
	—		18,970	(11)	$8.36	10/26/2019

Chiu-Chu (Sara) Liu Liang	120,000	(12)	—		$1.25	6/30/2011
	200,000	(13)	—		$1.25	12/23/2012
	64,800	(14)	—		$3.50	12/30/2015
	5,075	(7)	15,225	(7)	$5.53	4/29/2019
	—		19,615	(15)	$11.81	1/25/2020
	—		20,985	(15)	$11.81	1/25/2020
							91,306	$1,232,631

Yih-Shyan (Wally) Liaw	226,000	(16)	—		$1.25	6/30/2011
	90,000	(17)	—		$2.53	3/31/2014
	17,231	(18)	13,404	(18)	$7.46	4/28/2018
	17,029	(18)	13,246	(18)	$7.46	4/28/2018

(1)	Market value based upon the closing price of our common stock of $13.50 on June 30, 2010 multiplied by the number of restricted stock awards.
(2)	Options vested at the rate of 25% on November 1, 2001 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2004.
(3)	Options vested at the rate of 25% on November 1, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2008.
(4)	Options vested at the rate of 25% on November 1, 2009 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2012.
(5)	Options vested at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2010.
(6)	Options vested at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 26, 2011.

(7)	Options vested at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 29, 2013.
(8)	Options vested at the rate of 25% on June 30, 2002 and 1/16th per quarter thereafter, such that the shares were fully vested on June 30, 2005.
(9)	Options vested at the rate of 25% on August 1, 2001 and 1/16th per quarter thereafter, such that the shares were fully vested on August 1, 2004.
(10)	Options vested at the rate of 25% on July 1, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2009.
(11)	Options vest at the rate of 25% on July 1, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2013.
(12)	Options vested at the rate of 25% on December 11, 1998 and 1/16th per quarter thereafter, such that the shares were fully vested on December 11, 2001.
(13)	Options vested at the rate of 25% on December 11, 2002 and 1/16th per quarter thereafter, such that the shares were fully vested on December 11, 2005.
(14)	Options vested at the rate of 25% on December 12, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on December 12, 2009.
(15)	Options vest at the rate of 25% on December 12, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2013.
(16)	Options vested at the rate of 25% on March 30, 2001 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2004.
(17)	Options vested at the rate of 25% on March 30, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2008.
(18)	Options vested at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 30, 2012.

Option Exercises and Stock Vested During Fiscal Year 2010

The following table sets forth the dollar amounts realized pursuant to the exercise or vesting of equity-based awards by our named executive officers during fiscal year 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	200,000	$2,572,000	179,641	$1,435,332
Howard Hideshima	—	$—	—	$—
Phidias Chou	75,000	$796,594	—	$—
Chiu-Chu (Sara) Liu Liang	120,000	$1,109,224	91,305	$911,224
Yih-Shyan (Wally) Liaw	14,000	$180,975	—	$—

(1)	Based on the difference between the closing price of our common stock on the date of exercise and the exercise price.
(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

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

The following table shows for the fiscal year ended June 30, 2010 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hwei-Ming (Fred) Tsai	$50,000	—	$60,895	—	—	—	$110,895
Edward J. Hayes, Jr.	$65,000	—	$57,227	—	—	—	$122,227
Sherman Tuan	$47,500	—	$37,630	—	—	—	$85,130
Gregory K. Hinckley	$42,500	—	$43,532	—	—	—	$86,032

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2010.
(2)	The dollar amount in this column represents the grant date fair value of each award calculated in accordance with ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in Item 8, Financial Statements and Supplementary Data, and Note 11 of Notes to our audited Consolidated Financial Statements for the fiscal year 2010 included in our Annual Report on Form 10-K. The table below sets forth the aggregate number of option awards held by our non-employee directors as of June 30, 2010.

Name	Option Awards
Hwei-Ming (Fred) Tsai	100,000
Edward J. Hayes, Jr.	52,500
Sherman Tuan	34,500
Gregory K. Hinckley	27,000

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal 2010, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 24, 2010 by:

•	each of the named executive officers;

•	each of our directors; and

•	all directors and executive officers as a group.

We do not know of any person or entity who beneficially owns more than 5% of our outstanding common stock as of August 24, 2010 except for the named executive officers and directors.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	10,481,927	26.2%
Howard Hideshima(5)	229,268	*
Phidias Chou(6)	103,654	*
Chiu-Chu (Sara) Liang(7)	10,481,927	26.2%
Yih-Shyan (Wally) Liaw(8)	3,563,387	9.2%
Hwei-Ming (Fred) Tsai(9)	449,062	1.2%
Edward J. Hayes, Jr.(10)	41,250	*
Sherman Tuan(11)	26,375	*
Gregory K. Hinckley(12)	11,250	*
All directors and executive officers as a group (9 persons)(13)	14,906,173	36.4%

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws applicable and to the information contained in the footnotes to this table.
(2)	Under the SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.
(3)	Calculated on the basis of 38,174,622 shares of Common Stock outstanding as of August 24, 2010, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after August 24, 2010 and restricted stock awards issued as of August 24, 2010 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)	Includes 1,515,000 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010. Also includes 3,403,468 shares jointly held by Mr. Charles Liang and Mrs. Liang, Mr. Charles Liang’s spouse, 150,000 shares held by Green Earth Charitable Trust, for which Mrs. Liang serves as trustee, 2,300 shares held by Mr. Liang’s daughter, 9,200 shares held by Mr. Liang’s children, for which Mrs. Liang serves as custodian, 512,611 shares held by Ms. Liang and 391,143 shares issuable upon the exercise of options held by Ms. Liang and exercisable within 60 days after August 24, 2010. See footnote 7.
(5)	Includes 229,268 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010.
(6)	Includes 103,654 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010.
(7)	Includes 391,143 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010. Also includes 150,000 shares held by Green Earth Charitable Trust, 2,300 shares held by Mrs. Liang’s daughter, 9,200 shares held by Mrs. Liang’s children, for which Mrs. Liang serves as custodian, 4,498,205 shares held by Mr. Liang, Mrs. Sara Liang’s spouse, and 1,515,000 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after August 24, 2010. See footnote 4.
(8)	Includes 354,067 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010. 2,945,965 shares held by Liaw Family Trust, for which Mr. and Mrs. Liaw serve as trustees, 45,652 shares held by Mrs. Liaw, Mr. Liaw’s spouse and 22,050 shares issuable upon the exercise of options granted to Mrs. Liaw, exercisable within 60 days after August 24, 2010.
(9)	Includes 94,062 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010. Also includes 325,000 shares held by Tsai Family Trust, for which Mr. Hwei Ming (Fred) Tsai and Mrs. Li-Jiuan Chi Tsai serve as trustees.
(10)	Includes 41,250 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010.
(11)	Includes 26,375 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010.
(12)	Includes 11,250 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010.
(13)	Includes 2,788,119 shares issuable upon the exercise of options exercisable within 60 days after August 24, 2010.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any options under the 1998 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2010:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	12,124,949	$6.34	522,701	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	12,124,949	$6.34	522,701

(1)	The number of shares that are reserved for issuance under the 2006 Equity Incentive Plan are automatically increases on July 1 of each year through 2016 by a number of shares equal to the smaller of (a) 3% of our outstanding shares as of the close of business on the immediately preceding June 30 or (b) a lesser amount determined by the board of directors.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Stock Option Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option grants to our directors and named executive officers in fiscal 2010.

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

In fiscal year 2010, the Company had sales of $630,000 to Mentor Graphics and purchased a product from Mentor Graphics totaling $68,000. Gregory Hinckley, a member of the Company’s board of directors, is president of Mentor Graphics. As of June 30, 2010, the amount owed to the Company by Mentor Graphics was $87,000 and no amounts were owed to Mentor Graphics by the Company.

Transactions with Ablecom Technology Inc.

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.0% of the Company’s common stock. Charles Liang served as a Director of Ablecom during the Company’s fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% and 30.7% of Ablecom , while Steve Liang and other family members own approximately 35.9% and 49.3% of Ablecom at June 30, 2010 and 2009, respectively. The decrease in their ownership of Ablecom is primarily related to the additional shares of Ablecom’s stock sold to its new investors and option shares exercised by its employees in fiscal year 2010. Yih-Shyan (Wally) Liaw, an officer and director of the Company, and his spouse collectively own approximately 0.0% and 5.2% of Ablecom at June 30, 2010 and 2009, respectively, as a result of their disposition of their shares of Ablecom’s stock in fiscal year 2010.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2010, 2009 and 2008, the Company purchased products from Ablecom totaling $124,466,000, $91,954,000 and $105,981,000. For fiscal year 2010, 2009 and 2008, the Company sold products to Ablecom totaling $10,190,000, $6,025,000 and $6,593,000, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2010 and 2009, were $1,201,000 and $280,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2010 and 2009, were $19,464,000 and $21,455,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 52 and 105 days of invoice. For the years ended June 30, 2010, 2009 and 2008, the Company received $164,000, $2,000 and $147,000, respectively, from Ablecom for penalty charges and paid $3,352,000, 2,918,000 and $4,163,000, respectively, in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $35,266,000 and $21,578,000 at June 30, 2010 and 2009, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Item 14.	Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2010.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below during the fiscal years 2010 and 2009. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved 100% of the services described below.

	Fiscal Year Ended 6/30/10	Fiscal Year Ended 6/30/09
Audit Fees(1)	$1,063,000	$1,098,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,063,000	$1,098,000

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our fiscal 2010 and 2009 consolidated financial statements and review of interim consolidated financial statements.

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

SUPER MICRO COMPUTER, INC.

Date: September 7, 2010	/s/ CHARLES LIANG
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

Signature	Title	Date

/s/ CHARLES LIANG Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 7, 2010

/s/ HOWARD HIDESHIMA Howard Hideshima	Chief Financial Officer (Principal Financial and Accounting Officer)	September 7, 2010

/s/ CHIU-CHU (SARA) LIU LIANG Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer and Director	September 7, 2010

/s/ YIH-SHYAN (WALLY) LIAW Yih-Shyan (Wally) Liaw	Vice President of International Sales, Secretary and Director	September 7, 2010

/s/ HWEI-MING (FRED) TSAI Hwei-Ming (Fred) Tsai	Director	September 7, 2010

/s/ EDWARD J. HAYES, JR Edward J. Hayes, Jr	Director	September 7, 2010

/s/ SHERMAN TUAN Sherman Tuan	Director	September 7, 2010

/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	Director	September 7, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)

3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)

4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)

10.1*	1998 Stock Option Plan, as amended(1)

10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)

10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)

10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)

10.5*	2006 Equity Incentive Plan(1)

10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.9*	Form of directors’ and officers’ Indemnity Agreement(1)

10.10	Promissory Note dated as of March 22, 2001, issued by Super Micro Computer, Inc. to Bank of America, N.A.(1)

10.11	Standing Loan Agreement dated March 22, 2001, by and between Super Micro Computer, Inc. and Bank of America, N.A.(1)

10.12	Product Manufacturing Agreement dated as of April 16, 2004 by and between Super Micro Compute, Inc. and Tatung Company(1)

10.13	Promissory Note dated as of April 22, 2004, issued by Super Micro Computer, Inc. to Wachovia Commercial Mortgage, Inc.(1)

10.14	Business Loan Agreement dated as of April 22, 2004, by and between Super Micro Computer, Inc. and Wachovia Commercial Mortgage, Inc.(1)

10.15	Promissory Note dated September 28, 2005, issued by Super Micro Computer, Inc. to Citibank (West), FSB(1)

10.16	Business Loan Agreement dated as of September 28, 2005, by and between Super Micro Computer, Inc. and Citibank (West), FSB(1)

10.17	Business Loan Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.18	Promissory Note dated November 1, 2005, issued by Super Micro Computer, Inc. to Far East National Bank(1)

10.19	Commercial Security Agreement dated November 1, 2005, by and between Super Micro Computer, Inc. and Far East National Bank(1)

10.20*	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)

10.21*	Offer Letter for Alex Hsu(1)

10.22*	Offer Letter for Howard Hideshima(1)

10.23*	Director Compensation Policy(1)

Exhibit Number	Description

10.24	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)

10.25	First Amendment to Product Manufacturing Agreement between Super Micro Computer, Inc. and Tatung Company dated as of March 7, 2007(1)

10.26*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)

10.27*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)

10.28*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)

10.29	Agreement of Purchase and Sale(3)

10.30*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)

10.31*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Chiu-Chu Liang(5)

10.32*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)

10.33	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California(6)

10.34+	Business Loan Agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America(7)

21.1	Subsidiaries of Super Micro Computer, Inc.(1)

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included in signature pages)

31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

32.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

+	Filed herewith
(1)	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2007.
(3)	Incorporated by reference to Exhibit 10.1 from the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2007.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 2, 2008.
(5)	Incorporated by reference to the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 2, 2008.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 7, 2010.
(7)	The business loan agreement dated as of June 17, 2010 attached as Exhibit 10.34
(8)	The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
*	Management contract, or compensatory plan or arrangement