Form 10-Q
period 2010-09-30
Super Micro Computer, Inc.
filed 2010-11-08
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010 there were 37,456,669 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$83,519	$72,644
Short-term investments	59	845
Accounts receivable, net of allowances of $1,291 and $1,210 at September 30, 2010 and June 30, 2010, respectively (including amounts receivable from a related party of $355 and $1,201 at September 30, 2010 and June 30, 2010, respectively)	71,810	72,963
Inventory, net	151,510	135,584
Deferred income taxes-current	9,211	9,756
Prepaid income taxes	3,665	2,737
Prepaid expenses and other current assets	3,732	2,328

Total current assets	323,506	296,857
Long-term investments	5,788	5,901
Property, plant and equipment, net	68,736	62,691
Deferred income taxes-noncurrent	2,625	4,825
Restricted assets	363	286
Other assets	2,569	202

Total assets	$403,587	$370,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $30,496 and $19,464 at September 30, 2010 and June 30, 2010, respectively)	$113,067	$95,416
Accrued liabilities	23,683	19,432
Income taxes payable	4,151	3,219
Advances from receivable financing arrangements	1,110	1,193
Short-term debt	18,553	18,553
Current portion of capital lease obligations	49	62

Total current liabilities	160,613	137,875
Long-term capital lease obligations-net of current portion	41	46
Other long-term liabilities	8,363	8,140

Total liabilities	169,017	146,061
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 37,880,992 and 37,493,534 at September 30, 2010 and June 30, 2010, respectively	103,002	100,350
Treasury stock (at cost), 445,028 shares at September 30, 2010 and June 30, 2010	(2,030)	(2,030)
Accumulated other comprehensive loss	(204)	(204)
Retained earnings	133,802	126,585

Total stockholders’ equity	234,570	224,701

Total liabilities and stockholders’ equity	$403,587	$370,762

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,
	2010	2009
Net sales (including related party sales of $2,133 and $1,701 in the three months ended September 30, 2010 and 2009, respectively)	$207,178	$148,521
Cost of sales (including related party purchases of $36,418 and $27,262 in the three months ended September 30, 2010 and 2009, respectively)	174,141	124,012

Gross profit	33,037	24,509

Operating expenses:
Research and development	10,446	8,627
Sales and marketing	6,208	4,534
General and administrative	4,374	3,799
Provision for litigation loss	—	1,089

Total operating expenses	21,028	18,049

Income from operations	12,009	6,460
Interest and other income, net	20	32
Interest expense	(159)	(133)

Income before income tax provision	11,870	6,359
Income tax provision	4,653	2,496

Net income	$7,217	$3,863

Net income per common share:
Basic	$0.19	$0.11
Diluted	$0.17	$0.10
Weighted-average shares used in calculation of net income per common share:
Basic	37,223,866	34,945,516
Diluted	41,431,066	39,207,218

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$7,217	$3,863
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,282	1,121
Stock-based compensation expense	1,824	1,527
Excess tax benefits from stock-based compensation	(648)	—
Allowance for doubtful accounts	161	41
Allowance for sales returns	1,280	931
Provision (benefit) for inventory	(90)	266
Deferred income taxes	2,745	(223)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $846 and ($6) during the three months ended September 30, 2010 and 2009, respectively)	(288)	(5,365)
Inventory	(15,836)	(10,283)
Prepaid expenses and other assets	(3,772)	(156)
Accounts payable (including changes in related party balances of $11,032 and $8,427 during the three months ended September 30, 2010 and 2009, respectively)	17,574	12,876
Income taxes payable, net	1,000	2,150
Accrued liabilities	4,251	2,514
Other long-term liabilities	223	397

Net cash provided by operating activities	16,923	9,659

INVESTING ACTIVITIES:
Restricted assets	(77)	(4)
Proceeds from investments	900	3,440
Purchases of property, plant and equipment	(7,250)	(672)

Net cash provided by (used in) investing activities	(6,427)	2,764

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	594	703
Excess tax benefits from stock-based compensation	648	—
Repayment of long-term debt	—	(9,994)
Payment of obligations under capital leases	(18)	(10)
Advances (payment) under receivable financing arrangements	(83)	181
Minimum tax withholding paid on behalf of an employee for restricted stock awards	(762)	—

Net cash provided by (used in) financing activities	379	(9,120)

Net increase in cash and cash equivalents	10,875	3,303
Cash and cash equivalents at beginning of period	72,644	70,295

Cash and cash equivalents at end of period	$83,519	$73,598

Supplemental disclosure of cash flow information:
Cash paid for interest	$132	$133
Cash paid for taxes, net of refunds	$675	$413
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	$568	$379
Changes in fair values of investments	$—	$339

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization

Super Micro Computer, Inc. (together with its subsidiaries, the “Company”) was incorporated in 1993. The Company is a global leader in server technology and green computing innovation. The Company develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company has operations in San Jose, California, the Netherlands and Taiwan.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2010 included in its Annual Report on Form 10-K, as filed on September 7, 2010 with the SEC (the “Annual Report”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2011.

Principles of Consolidation

The condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations and cash flows of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassification

The balance of accrued litigation loss in the prior period condensed consolidated statements of cash flows has been reclassified to be combined with accrued liabilities to conform with the current period presentation.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition, which is effective prospectively for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative fair value method. The new guidance includes new disclosure requirements on how the application of the relative fair value method affects the timing and amount of revenue recognition. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB issued authoritative guidance on Fair Value Measurements and Disclosures — Improving Disclosures About Fair Value Measurements. The new guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures was effective in the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2011. The Company has updated its disclosures to comply with this guidance, however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Note 4. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increases on July 1 each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company in January 2007. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three months ended September 30, 2010 and 2009, the Company granted options for the purchase of 469,760 and 106,210 shares under the 2006 Plan, respectively. At September 30, 2010, 1,225,208 shares of common stock are available for future grant under the 2006 Plan.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 359,282 and 179,641 shares were vested as of September 30, 2010 and June 30, 2010, respectively.

In November 2008, the Committee approved the terms of an Option Exercise Agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer of the Company and Shiow-Meei Liaw, Senior Warehouse Manager of the Company, pursuant to which they exercised fully vested options previously granted to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively, based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over a two-year vesting period. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the awards. 136,957 shares were vested as of both September 30, 2010 and June 30, 2010.

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

The fair value of stock option grants for the three months ended September 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2010	2009
Risk-free interest rate	1.40%	2.10%
Expected life	4.38 years	4.06 years
Dividend yield	0%	0%
Volatility	54.50%	55.01%
Weighted-average fair value	$6.11	$3.54

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three month periods ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,
	2010	2009
Cost of sales	$194	$144
Research and development	864	670
Sales and marketing	282	206
General and administrative	484	507

Stock-based compensation expense	$1,824	$1,527

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

Stock Option and Awards Activity

The following table summarizes stock option activity during the three months ended September 30, 2010 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2010	12,124,945	$6.34	5.94	$89,283
Granted	469,760	$13.61
Exercised	(291,674)	$2.04
Forfeited or cancelled	(51,261)	$10.46

Outstanding at September 30, 2010	12,251,770	$6.71	5.92	$53,473
Vested and expected to vest at September 30, 2010	11,709,095	$6.53	5.81	$52,512
Exercisable at September 30, 2010	8,444,401	$5.30	4.66	$45,987

The total intrinsic value of options exercised was $2,201,000 and $1,648,000 for the three months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense in the three months ended September 30, 2010 and 2009 was $1,824,000 and $1,527,000, respectively. As of September 30, 2010, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was approximately $14,648,000, which will be recognized over a weighted-average vesting period of approximately 2.09 years.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock award activity for the three months ended September 30, 2010:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2010	855,523	$9.79
Granted	—	—
Vested	(179,641)	$10.66
Forfeited	—	—

Nonvested stock at September 30, 2010	675,882	$9.56

The intrinsic value of restricted stock awards vested was $1,915,000 for both three months ended September 30, 2010 and 2009. The total intrinsic value of the outstanding restricted stock awards was $6,461,000 and $8,376,000 as of September 30, 2010 and June 30, 2010, respectively. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 675,882 shares as of September 30, 2010.

Note 5. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Net income	$7,217	$3,863
Unrealized gains on investments, net of taxes	—	205

Total comprehensive income	$7,217	$4,068

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2010	2009
Basic net income per common share calculation
Net income	$7,217	$3,863
Less: Undistributed earnings allocated to participating securities	(149)	(118)

Net income attributable to common shares—basic	$7,068	$3,745

Weighted-average number of common shares used to compute basic net income per common share	37,224	34,946

Basic net income per common share	$0.19	$0.11

Diluted net income per common share calculation
Net income	$7,217	$3,863
Less: Undistributed earnings allocated to participating securities	(134)	(106)

Net income attributable to common shares—diluted	$7,083	$3,757

Weighted-average number of common shares used to compute basic net income per common share	37,224	34,946
Dilutive effect of options to purchase common stock	4,207	4,261

Weighted-average number of common shares used to compute diluted net income per common share	41,431	39,207

Diluted net income per common share	$0.17	$0.10

For the three months ended September 30, 2010 and 2009, the Company had stock options outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 2,925,000 and 5,308,000 for the three months ended September 30, 2010 and 2009, respectively.

Note 7. Balance Sheet Components (in thousands)

Inventory:

	September 30, 2010	June 30, 2010
Finished goods	$97,427	$88,392
Work in process	16,011	8,540
Purchased parts and raw materials	38,072	38,652

Total inventory, net	$151,510	$135,584

The Company recorded a provision (benefit) for excess and obsolete inventory totaling ($90,000) and $266,000 in the three months ended September 30, 2010 and 2009, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, Plant and Equipment:

	September 30, 2010	June 30, 2010
Land	$34,896	$27,186
Buildings	28,071	29,645
Building and leasehold improvements	3,364	3,335
Machinery and equipment	13,673	12,689
Furniture and fixtures	2,935	2,882
Purchased software	2,220	2,107

	85,159	77,844
Accumulated depreciation and amortization	(16,423)	(15,153)

Property, plant and equipment, net	$68,736	$62,691

In June 2010, the Company purchased three buildings in San Jose, California. The preliminary values allocated to the land and buildings were $7,966,000 and $10,537,000, respectively, as of June 30, 2010 which were subject to the completion of a cost segregation study. Based on the cost segregation study completed in September 2010, the purchase values allocated to the land and buildings were $9,540,000 and $8,963,000, respectively. In August 2010, the Company purchased land in Taiwan, consisting of approximately 4.7 acres. The purchase price is $6,137,000 and the Company plans to develop the land for manufacturing and service operations through fiscal year 2012.

The cost of assets under capital leases was $176,000 as of both September 30, 2010 and June 30, 2010 and related accumulated amortization was $61,000 and $53,000, respectively.

Restricted Assets:

Restricted assets consist primarily of certificates of deposits pledged as security for one irrevocable letter of credit of $121,000, bank guarantee for duty import taxes of $127,000 and $62,000 and bank guarantees for office leases of $115,000 and $103,000 as of September 30, 2010 and June 30, 2010, respectively. In February 2008, the Company obtained an irrevocable standby letter of credit required by the landlord of its office lease totaling $121,000.

Product Warranties:

	Three Months Ended September 30,
	2010	2009
Balance, beginning of period	$4,564	$3,579
Provision for warranty	2,605	1,560
Costs charged to accrual	(2,001)	(1,422)
Change in estimated liability for pre-existing warranties	(542)	(276)

Balance, end of period	$4,626	$3,441

Note 8. Short-term and Long-term Investments

As of September 30, 2010 and June 30, 2010, the Company held $5,788,000 and $6,688,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA, BAA1 or BAA3 at September 30, 2010 and AAA or BAA3 at June 30, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2033 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2010, $5,788,000 of these auction rate securities have been classified as long-term available-for-sale investments. As of June 30, 2010, $5,901,000 of these auction rate securities were classified as long-term available-for-sales investment and the remaining $787,000 were classified as short-term available-for-sale investments.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of September 30, 2010 and June 30, 2010. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was a recovery in fair value of its auction rate securities of $0 and $339,000 during the three months ended September 30, 2010, and 2009, respectively, and a cumulative total decline of $337,000 as of September 30, 2010 and June 30, 2010. That amount has been recorded as a component of other comprehensive income. The accumulated unrealized loss on the auction rate securities as of September 30, 2010 and June 30, 2010 was $204,000, net of deferred income taxes. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analyses. During the three months ended September 30, 2010 and 2009, $900,000 and $3,440,000 of these auction rate securities were redeemed at par, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying securities in active markets. The Company’s short-term and long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of September 30, 2010 and June 30, 2010. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 8 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of September 30, 2010 and June 30 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

September 30, 2010	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$40,558	$—	$—	$40,558
Auction rate securities	—	—	5,788	5,788

Total	$40,558	$—	$5,788	$46,346

June 30, 2010	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$29,646	$—	$—	$29,646
Auction rate securities	—	—	6,688	6,688

Total	$29,646	$—	$6,688	$36,334

The above table excludes $42,961,000 and $42,997,000 of cash and $422,000 and $345,000 of certificates of deposit held by the Company as of September 30, 2010 and June 30, 2010, respectively. During the three months ended September 30, 2010 and 2009, $900,000 and $3,440,000 of the auction rate securities were redeemed at par and transferred into Level 1 from Level 3, respectively.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009
Balance as of beginning of period	$6,688	$14,644
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	339
Sales	—	—
Settlements at par	(900)	(3,440)
Transfers in and/or out of Level 3	—	—

Balance as of end of period	$5,788	$11,543

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of the Company’s short-term investments as of September 30, 2010 and June 30, 2010 (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$59	$—	$—	$59

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate securities	800	—	(13)	787

Total	$858	$—	$(13)	$845

The following is a summary of the Company’s long-term investments as of September 30, 2010 and June 30, 2010 (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$6,125	$—	$(337)	$5,788

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$6,225	$—	$(324)	$5,901

Note 10. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled $5,993,000 and $6,550,000 for the three months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and June 30, 2010, $1,110,000 and $1,193,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.40% to 13.80% and 11.70% to 13.80% per annum, depending on the customers’ credit ratings, at September 30, 2010 and June 30, 2010, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Short-term and Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	September 30, 2010	June 30, 2010
Short-term debt	$18,553	$18,553
Capital leases	90	108

Total	18,643	18,661
Current portion	(18,602)	(18,615)

Long-term portion	$41	$46

In June 2010, the Company obtained a revolving line of credit totaling $25,000,000 that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company used $18,553,000 of the line of credit to purchase three buildings in San Jose, California and is required to obtain a mortgage loan to pay-off this line of credit by December 2010. The loan is secured by all the Company’s assets except for the three buildings purchased in San Jose, California. As of both September 30, 2010 and June 30, 2010, the total outstanding borrowing was $18,553,000. As of September 30, 2010, the Company was in compliance with the financial covenants associated with the line of credit.

As of September 30, 2010 and June 30, 2010, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the borrowing were $385,142,000 and $352,259,000, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 2.0% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members owned approximately 35.9% of Ablecom at September 30, 2010 and June 30, 2010.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For the three months ended September 30, 2010 and 2009, the Company purchased products from Ablecom totaling $36,418,000 and $27,262,000, respectively. For the three months ended September 30, 2010 and 2009, the Company sold products to Ablecom totaling $2,133,000 and $1,701,000, respectively.

Amounts owed to the Company by Ablecom as of September 30, 2010 and June 30, 2010, were $355,000 and $1,201,000, respectively. Amounts owed to Ablecom by the Company as of September 30, 2010 and June 30, 2010, were $30,496,000 and $19,464,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 50 and 100 days of invoice. For the three months ended September 30, 2010 and 2009, the Company received $1,000 and $0, respectively, from Ablecom for penalty charges and paid $791,000 and $484,000, respectively, in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $44,189,000 and $35,266,000 at September 30 , 2010 and June 30, 2010, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Non-Management Director — For the three months ended September 30, 2010 and 2009, the Company had sales to Mentor Graphics of $115,000 and $0, respectively. Gregory Hinckley, a member of the Company’s board of directors, is president of Mentor Graphics. As of September 30, 2010 and June 30, 2010, the amount owed to the Company by Mentor Graphics was $0 and $87,000, respectively.

Note 13. Income Taxes

The Company recorded provisions for income taxes of $4,653,000 and $2,496,000 for the three months ended September 30, 2010 and 2009, respectively. The effective tax rate was 39.2% and 39.3% in the three months ended September 30, 2010 and 2009, respectively. The effective tax rate of 39.2% is estimated to be higher than the Federal statutory rate primarily due to the impact of state taxes and stock option expenses, which were partially offset by the tax benefits of California research and development credits and domestic production activities deduction.

As of September 30, 2010, the Company had a liability for gross unrecognized tax benefits of $6,616,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three months ended September 30, 2010, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of September 30, 2010, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $530,000. During the three months ended September 30, 2010, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company files U.S. federal, U.S. state, and foreign income tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year beginning July 1, 2003.

In connection with the regular examination of the Company’s California tax returns for the fiscal years ended June 30, 2002 and 2003 the Franchise Tax Board has presented certain adjustments to the amounts reflected by the Company on those returns. The timing of the resolution and/or closure on audits is expected to be in the fourth quarter of fiscal year 2011. The Company does not believe that its unrecognized tax benefits will materially change in the next 12 months.

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

International net sales are based on the country to which the products were shipped. The following is a summary for the three months ended September 30, 2010 and 2009, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2010	2009
Net sales:
United States	$121,678	$93,605
Europe	46,455	30,258
Asia	32,468	19,984
Other	6,577	4,674

	$207,178	$148,521

Net sales amounts previously disclosed by geography have been combined to conform to the current presentation.

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets (in thousands):

	September 30, 2010	June 30, 2010
Long-lived assets:
United States	$58,849	$59,129
Taiwan	7,002	804
Other	2,885	2,758

	$68,736	$62,691

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	Percent of Revenues	Amount	Percent of Net Sales
Server systems	$74,007	35.7%	$51,172	34.5%
Subsystems and accessories	133,171	64.3%	97,349	65.5%

Total	$207,178	100.0%	$148,521	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales. One customer accounted for 10.9% and 10.2% of the Company’s accounts receivable as of September 30, 2010 and June 30, 2010, respectively.

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $74.0 million and $51.2 million for the three months ended September 30, 2010 and 2009, respectively. Net sales of subsystems and accessories were $133.2 million and $97.3 million for the three months ended September 30, 2010 and 2009, respectively. In the three months ended September 30, 2010, we experienced an increase in net sales compared with the three months ended September 30, 2009 which we believe was primarily attributable to the economic recovery and increased sales of our 2U Twin, 2U Twin², GPU and storage solutions.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $207.2 million and $148.5 million for the three months ended September 30, 2010 and 2009, respectively. Our net income was $7.2 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively. Our increase in profitability in the three months ended September 30, 2010 was primarily attributable to the increase in our net sales and to a lesser degree from a decrease in provision for litigation loss which was offset in part by a decline in gross margins.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 60.2% and 68.1% of our net sales from products sold to distributors, and 39.8% and 31.9% from sales to OEMs and to end customers for the three months ended September 30, 2010 and 2009, respectively. None of our customers accounted for 10% or more of our net sales in the three months ended September 30, 2010 and 2009. We derived approximately 58.7% and 63.0% of our net sales from customers in the United States for the three months ended September 30, 2010 and 2009, respectively. We derived approximately 41.3% and 37.0% of our net sales from customers outside the United States for the three months ended September 30, 2010 and 2009, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 5.0% and 5.8% of our net sales for three months ended September 30, 2010 and 2009, respectively.

We use several suppliers and contract manufacturers to design and manufacture subsystems and accessories in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2010, we continued to invest in expanding our operations both in San Jose, California and at our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers and we plan to continue expanding our overseas manufacturing capacity in fiscal year

2011. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three months ended September 30, 2010 and 2009, our purchases from Ablecom represented approximately 20.9% and 22.0% of our cost of sales, respectively. The decrease in percentage of cost of sales in the three months ended September 30, 2010 was primarily related to a higher product mix of subsystems and accessories which were purchased from other suppliers in the three months ended September 30, 2010. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the first quarter of fiscal year 2011:

•

We generated cash flows from operations of $16.9 million and $9.7 million during the three months ended September 30, 2010 and 2009, respectively. Our cash and cash equivalents, together with our investments, were $89.4 million at the end of the first quarter of fiscal year 2011, compared with $79.4 million at the end of fiscal year 2010.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the first quarter of fiscal year 2011 was 32 days, compared with 30 days at the end of fiscal year 2010.

•

Our inventory balance was $151.5 million at the end of the first quarter of fiscal year 2011, compared with $135.6 million at the end of fiscal year 2010. Days sales of inventory (“DSI”) at the end of the first quarter of fiscal year 2011 was 76 days, compared with 67 days at the end of fiscal year 2010. The increase in our inventory balance at the end of the first quarter of fiscal year 2011 was due in part to some delays in receiving parts at the end of fiscal year 2010 as well as preparing for our anticipated growth of the Company in the quarter ending December 31, 2010. Our purchase commitments with contract manufacturers and suppliers were $107.6 million at the end of the first quarter of fiscal year 2011 and $92.1 million at the end of fiscal year 2010.

•

In August 2010, we purchased land in Taiwan, consisting of approximately 4.7 acres. The purchase price is $6.1 million and we plan to develop the land for manufacturing and service operations through fiscal year 2012.

We believe that our cash position, our balance sheet, our visibility into our supply chain and our financing capabilities position us well to manage through the current economic recovery.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2011, for example, refer to the fiscal year ending June 30, 2011.

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

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to tax benefit of tax exempt interest income, stock option expenses/deductions, research and development tax credits and the domestic production activities deduction.

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

Impairment of short-term and long-term investments. Impairment of short-term and long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the securities with the stated maturity less than a year, the securities were classified as short-term available-for-sale investments. We have used a discounted cash flow model to estimate the fair value of these investments as of September 30, 2010 and June 30, 2010. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. The accumulated unrealized loss as of September 30, 2010 and June 30, 2010 was $204,000, net of deferred income taxes, on the securities. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $4.6 million as of September 30, 2010 and June 30, 2010. The provision for warranty reserve was $2.6 million and $1.6 million in the three months ended September 30, 2010 and 2009, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($0.5) million and ($0.3) million in the three ended September 30, 2010 and 2009, respectively. As we experienced an increase in net sales in the three months ended September 30, 2010, the provision for warranty reserve increased $1.0 million compared to the three months ended September 30, 2009. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold given the estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision (benefit) for inventory was ($0.1) million and $0.3 million in the three months ended September 30, 2010 and 2009, respectively.

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

Stock-based compensation. Since July 1, 2006, the Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense for options granted to employees after July 1, 2006, was $1.8 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $14.6 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.09 years. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Variable interest entities. In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We adopted this standard and have analyzed our relationship with Ablecom and its subsidiaries (collectively “Ablecom”). We have concluded that Ablecom is a variable interest entity in accordance with applicable accounting standards and guidance; however, we are not the primary beneficiary of Ablecom and therefore, we do not consolidate Ablecom. In performing our analysis, we considered our explicit arrangements with Ablecom including the supplier and distributor arrangements. Also, as a result of the substantial related party relationship between the two companies, we considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests in Ablecom from suffering losses. We determined that no implicit arrangements exist with Ablecom or its shareholders. Such an arrangement would be inconsistent with the fiduciary duty that we have towards our stockholders who do not own shares in Ablecom.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	84.1	83.5

Gross profit	15.9	16.5

Operating expenses:
Research and development	5.0	5.8
Sales and marketing	3.0	3.1
General and administrative	2.1	2.6
Provision of litigation loss	—	0.7

Total operating expenses	10.1	12.2

Income from operations	5.8	4.3
Interest and other income, net	—	—
Interest expense	(0.1)	—

Income before income tax provision	5.7	4.3
Income tax provision	2.2	1.7

Net income	3.5%	2.6%

Comparison of Three Months Ended September 30, 2010 and 2009

Net sales. Net sales increased by $58.7 million, or 39.5%, to $207.2 million from $148.5 million, for the three months ended September 30, 2010 and 2009, respectively. This increase was due primarily to an increase in average selling prices of server systems and an increase in unit volumes of server systems and subsystems and accessories. For the three months ended September 30, 2010, the approximate number of server system units sold increased 35.1% to 50,000 compared to 37,000 for the three months ended September 30, 2009. The average selling price of server system units increased 7.1% to approximately $1,500 in the three months ended September 30, 2010 compared to approximately $1,400 in the three months ended September 30, 2009. The average selling prices of our server systems increased principally due to higher average selling prices of 6000 and 7000 Series configuration of servers which incorporated additional features such as higher density, memory and hard disk drive capacity. Sales of server systems increased by $22.8 million or 44.6% from the three months ended September 30, 2009 to the three months ended September 30, 2010, primarily due to higher sales of 6000 and 7000 Series configuration of servers including 2U Twin, 2U Twin², GPU and storage solutions and higher sales to OEM and end customers. Sales of server systems represented 35.7% of our net sales for the three months ended September 30, 2010 as compared to 34.5% of our net sales for the three months ended September 30, 2009. For the three months ended September 30, 2010, the approximate number of subsystems and accessories units sold increased 44.8% to 950,000 compared to 656,000 for the three months ended September 30, 2009. Sales of subsystems and accessories units increased by $35.8 million or 36.8% from the three months ended September 30, 2009 to the three months ended September 30, 2010, primarily due to higher sales to distributors, resellers and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 64.3% of our net sales for the three months ended September 30, 2010 as compared to 65.5% of our net sales for the three months ended September 30, 2009. We believe that the increase in our net sales in the three months ended September 30, 2010 was primarily attributable to the continuing improvement in the global economy. As a result, the amount of the percentage increases do not reflect a trend expected to continue in future periods. For the three months ended September 30, 2010 and 2009, we derived approximately 60.2% and 68.1%, respectively, of our net sales from products sold to distributors and we derived approximately 39.8% and 31.9%, respectively, from sales to OEMs and to end customers. For the three months ended September 30, 2010, customers in the United States, Europe, and Asia accounted for approximately 58.7%, 22.4% and 15.7%, of our net sales, respectively, as compared to 63.0%, 20.4% and 13.5%, respectively, for the three months ended September 30, 2009.

Cost of sales. Cost of sales increased by $50.1 million, or 40.4%, to $174.1 million from $124.0 million, for the three months ended September 30, 2010 and 2009, respectively. Cost of sales as a percentage of net sales was 84.1% and 83.5% for the three months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $2.6 million in freight-in charges associated with our growth in volume of products shipped at higher peak season rates, an increase of $1.1 million in our overseas production overhead and an increase of $1.0 million in provision for warranty reserve offset in part by a decrease of $0.4 million in provision for inventory reserve. The higher cost of sales as a percentage of net sales was primarily due to a higher percentage of sales from server systems to OEM and system integrators as we bundled additional features such as memories and hard disk drives into our server systems as well as a higher percentage of sales to internet data centers. In the three months ended September 30, 2010, we recorded a $2.6 million expense, or 1.3% of net sales, related to the provision for warranty reserve as compared to $1.6 million, or 1.1% of net sales, in the three months ended September 30, 2009. The increase in the provision for warranty reserve was primarily due to higher net sales in the three months ended September 30, 2010. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or a change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or less than expected, our gross margin would be affected. In the three months ended September 30, 2010, we recorded a $0.1 million benefit, or 0.0% of net sales, related to the inventory provision as compared to $0.3 million expense, or 0.2% of net sales, in the three months ended September 30, 2009. The decrease in the inventory provision was primarily due to an increase sales of our previously reserved inventory in the three months ended September 30, 2010.

Research and development expenses. Research and development expenses increased by $1.8 million, or 21.1%, to $10.4 million from $8.6 million for the three months ended September 30, 2010 and 2009, respectively. Research and development expenses were 5.0% and 5.8% of net sales for the three months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $1.9 million in compensation and benefits, including higher stock-based compensation expense, resulting from growth in research and development personnel to support the expansion of our operations of our headquarter and operations in the Netherlands and Taiwan and an increase of $0.5 million in development costs associated with new products. These increases were partially offset by an increase of $0.7 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $0.9 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $1.7 million, or 36.9%, to $6.2 million from $4.5 million, for the three months ended September 30, 2010 and 2009, respectively. Sales and marketing expenses were 3.0% and 3.1% of net sales for the three months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $0.7 million in compensation and benefits resulting from growth in sales and marketing personnel, an increase of $0.5 million in cooperative marketing funding to customers, an increase of $0.2 million in advertising and promotion expenses and an increase of $0.2 million in trade show and travel expenses.

Sales and marketing expenses include stock-based compensation expense of $0.3 million and $0.2 million for three months ended September 30, 2010 and 2009.

General and administrative expenses. General and administrative expenses increased by $0.6 million, or 15.1%, to $4.4 million from $3.8 million, for the three months ended September 30, 2010 and 2009, respectively. General and administrative expenses were 2.1% and 2.6% of net sales for three months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $0.4 million in compensation and benefits, an increase of $0.4 million in accrued claim associated with a technology license and an increase of $0.3 million in legal expenses offset in part by an increase of $0.4 million in rental income and a decrease of $0.3 million in building loan fees.

General and administrative expenses include stock-based compensation expense of $0.5 million for both three months ended September 30, 2010 and 2009, respectively.

Provision for litigation loss. There was no loss from litigation for the three months ended September 30, 2010 as compared to $1.1 million for the three months ended September 30, 2009. The decrease was due to a settlement payment related to the Digitechnic lawsuit. (See Note 14 of Notes to Condensed Consolidated Financial Statements.)

Interest and other expense, net. Interest and other expense increased by $38,000, to $139,000 of expense from $101,000 of expense, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, of which $159,000 and $133,000 was interest expense for the three months ended September 30, 2010 and 2009, respectively. The net change was primarily due to higher interest expense as we borrowed $18.6 million to purchase three buildings with approximately 167,000 square feet of space in San Jose, California adjacent to our headquarters in June 2010.

Provision for income taxes. Provision for income taxes increased $2.2 million, or 86.4% to $4.7 million from $2.5 million for the three months ended September 30, 2010 and 2009, respectively. The effective tax rate was 39.2% and 39.3% for the three months ended September 30, 2010 and 2009, respectively. The effective tax rate of 39.2% is estimated to be higher than the Federal statutory rate primarily due to the impact of state taxes and stock option expenses, which were partially offset by the tax benefits of California research and development credits and domestic production activities deduction.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have from time to time utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $83.6 million and $73.5 million as of September 30, 2010 and June 30, 2010, respectively.

Operating Activities. Net cash provided by operating activities was $16.9 million and $9.7 million for the three months ended September 30, 2010 and 2009, respectively. Net cash provided by our operating activities for the three months ended September 30, 2010 consisted of our net income of $7.2 million, an increase in accounts payable of $17.6 million, an increase in accrued liabilities of $4.3 million, an increase in deferred income taxes of $2.7 million, stock-based compensation expense of $1.8 million, an allowance for sales returns of $1.3 million and a depreciation expense of $1.3 million, which was substantially offset by an increase in inventory of $15.8 million and an increase in prepaid expense and other assets of $3.8 million. Net cash provided by operating activities for the three months ended September 30, 2009 was primarily due to our net income of $3.9 million, an increase in accounts payable of $12.9 million, an increase in prepaid income taxes of $2.2 million and stock-based compensation expense of $1.5 million, which was substantially offset by an increase in inventory of $10.3 million and an increase in accounts receivable of $5.4 million.

The increase for the three months ended September 30, 2010 in inventory, accounts payable and accrued liabilities was due to an increase in demand for our products resulting from a recovering economy and to support the growth of the Company. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

The increase for the three months ended September 30, 2009 in accounts receivable was primarily due to higher net sales during the three months ended September 30, 2009. The increase for the three months ended September 30, 2009 in inventory, accounts payable and accrued liabilities was due to an increase from a recovering economy and support of new products.

Investing activities. Net cash provided by (used in) our investing activities was ($6.4) million and $2.8 million for the three months ended September 30, 2010 and 2009, respectively. In the three months ended September 30, 2010, $7.3 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $0.9 million. In the three months ended September 30, 2009, the redemption at par of investments in auction rate securities of $3.4 million was offset in part by the purchase of property, plant and equipment of $0.7 million. We have historically owned our manufacturing facilities and have leased off-shore offices. In August 2010, we purchased land in Taiwan, consisting of approximately 4.7 acres. The purchase price is $6.1 million and we plan to develop the land for manufacturing and service operations through fiscal year 2012. We plan to finance the purchase and the development of the land in Taiwan through operating cash flows and additional financing from banks in fiscal year 2011.

Financing activities. Net cash provided by (used in) our financing activities was $0.4 million and ($9.1) million for the three months ended September 30, 2010 and 2009, respectively. In the three months ended September 30, 2010 and 2009, $0.6 million and $0.7 million, respectively was related to the proceeds from the exercise of stock options. We paid the minimum tax withholding on behalf of an executive officer for his restricted stock awards of $0.8 million for the three months ended September 30, 2010. We repaid $10.0 million in loans for the three months ended September 30, 2009. We expect the net cash used in financing activities will increase in the quarter ending December 31, 2010 as we intend to pay-off our existing line of credit by December 2010 with our operating cash and a mortgage loan. However, we cannot provide any assurance that such financing will be available at terms acceptable to the Company.

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

Other factors affecting liquidity and capital resources

As of September 30, 2010, we had a revolving line of credit totaling $25.0 million that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. In June 2010, we used $18.6 million of the line of credit to purchase three buildings with approximately 167,000 square feet of space in San Jose, California adjacent to our headquarters. The loan is secured by all our assets except for the three buildings purchased in San Jose, California, and we are required to obtain a mortgage loan to pay-off this line of credit by December 2010. As of September 30, 2010, we were in compliance with the financial covenants associated with the line of credit.

In addition, we have historically paid our contract manufacturers within 40 to 75 days of invoice and Ablecom between 50 and 100 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of September 30, 2010 and June 30, 2010 amounts owed to Ablecom by us were approximately $30.5 million and $19.5 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $8.0 million over the next 4.8 years as of September 30, 2010. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a restricted asset as of September 30, 2010.

As of September 30, 2010, we held $5.8 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA, BAA1 or BAA3 at September 30, 2010. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2033 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2010, $5.8 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2010, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold these investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During the three months ended September 30, 2010 and 2009, $0.9 million and $3.4 million of these auction rate securities were redeemed at par, respectively.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2010:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,787	$4,296	$3,776	$240	$11,099
Capital leases, including interest	53	40	5	—	98
Building loan, including interest	18,553	—	—	—	18,553
License arrangements	3,419	911	570	—	4,900
Purchase commitments	44,189	—	—	—	44,189

Total	$69,001	$5,247	$4,351	$240	$78,839

The table above excludes liabilities for deferred rent of $0.8 million, deferred revenue for warranty services of $1.7 million and unrecognized tax benefits and related interest and penalties accrual of $6.6 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2010, our short-term investments were in certificates of deposits. (see Liquidity Risk below).

We had $18.6 million of indebtedness under our credit facilities as of September 30, 2010 and June 30, 2010. In July and August 2009, we paid off the building loans of $10.2 million including a prepayment penalty of $0.2 million. The annual interest rate on our credit facilities for our outstanding loan is based on the LIBOR rate plus 1.5% per annum. At September 30, 2010 and June 30, 2010, the interest rate was 1.76% and 1.84%, respectively. We believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of September 30, 2010, we held approximately $5.8 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA, BAA1 or BAA3 at September 30, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2033 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2010, $5.8 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2010, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three months ended September 30, 2010 and 2009, approximately $0.9 million and $3.4 million of auction rate securities were redeemed at par, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) was $183,000 and ($16,000) for the three months ended September 30, 2010 and 2009, respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2010 have not materially changed. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Risks Related to Our Business and Industry

Our operating results may be adversely affected if the economic recovery is not sustained.

Our results of operations have improved as the economy has begun to recover. Although we cannot predict the level of such reductions or the impact on our business in future periods, if the economic recovery is not sustained, we could experience:

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

During fiscal 2010 and the three months ended September 30, 2010, we began to significantly increase our operations in Taiwan and the Netherlands, in part to enable us to manufacture products and provide service closer to the location of customers in Europe and Asia. If we fail to effectively manage the transition of manufacturing and service operations to these locations or if we misjudge our ability to utilize this additional capacity, our gross margin and results of operations may suffer.

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

Historically, a substantial majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 60.2% and 68.1% of our net sales in the three months ended September 30 2010 and 2009, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions. The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As with most electronics based products, average selling prices of servers typically are highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. As our business continues to grow, we may increasingly be subject to this industry risk. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future. In some instances, our agreements with our distributors limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling continue to decline, our business, financial condition and results of operations will be harmed.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three months ended September 30, 2010 and 2009, we recorded inventory write-downs charged (benefit) to cost of sales of ($0.1) million and $0.3 million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 20.9% and 22.0% of our cost of sales for three month months ended September 30 2010 and 2009, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own 10.5% of Ablecom’s outstanding common stock. Charles Liang served as a director of Ablecom during our fiscal 2006, but is not currently serving in such capacity. Mr. Charles Liang, Ms. Liang, Mr. Steve Liang and relatives of these individuals own 35.9% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed.

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held 2.0% of our outstanding common stock as of September 30, 2010. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

As of September 30, 2010, we held $5.8 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA, BAA1 or BAA3 at September 30, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2033 to 2040.

Based on our assessment of fair value at September 30, 2010, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During three months ended September 30, 2010 and 2009, $0.9 million and $3.4 million of auction rate securities were redeemed at par, respectively.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of September 30, 2010, we had 37.4 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including 11.4 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 12.3 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of October 31, 2010, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 36.2 percent of our common stock outstanding, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

(a) Exhibits.

31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date: November 8, 2010	/s/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 8, 2010	/s/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)