Form 10-Q
period 2010-12-31
Super Micro Computer, Inc.
filed 2011-02-09
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of January 31, 2011 there were 37,844,581 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$87,216	$72,644
Short-term investments	59	845
Accounts receivable, net of allowances of $1,843 and $1,210 at December 31, 2010 and June 30, 2010, respectively (including amounts receivable from a related party of $716 and $1,201 at December 31, 2010 and June 30, 2010, respectively)	77,790	72,963
Inventory, net	187,646	135,584
Deferred income taxes-current	8,551	9,756
Prepaid income taxes	4,755	2,737
Prepaid expenses and other current assets	3,162	2,328

Total current assets	369,179	296,857
Long-term investments	5,388	5,901
Property, plant and equipment, net	68,842	62,691
Deferred income taxes-noncurrent	2,703	4,825
Restricted assets	368	286
Other assets	2,494	202

Total assets	$448,974	$370,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $38,290 and $19,464 at December 31, 2010 and June 30, 2010, respectively)	$143,996	$95,416
Accrued liabilities	25,951	19,432
Income taxes payable	1,096	3,219
Advances from receivable financing arrangements	1,012	1,193
Short-term debt	—	18,553
Current portion of long-term debt	555	—
Current portion of capital lease obligations	38	62

Total current liabilities	172,648	137,875
Long-term capital lease obligations-net of current portion	36	46
Long-term debt-net of current portion	18,019	—
Other long-term liabilities	9,548	8,140

Total liabilities	200,251	146,061
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 38,127,447 and 37,493,534 at December 31, 2010 and June 30, 2010, respectively	105,586	100,350
Treasury stock (at cost), 445,028 shares at December 31, 2010 and June 30, 2010	(2,030)	(2,030)
Accumulated other comprehensive loss	(204)	(204)
Retained earnings	145,371	126,585

Total stockholders’ equity	248,723	224,701

Total liabilities and stockholders’ equity	$448,974	$370,762

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales (including related party sales of $2,525 and $2,380 in the three months ended December 31, 2010 and 2009, respectively, and $4,658 and $4,081 in the six months ended December 31, 2010 and 2009, respectively)	$240,813	$181,977	$447,991	$330,498
Cost of sales (including related party purchases of $46,319 and $40,235 in the three months ended December 31, 2010 and 2009, respectively, and $82,737 and $67,497 in the six months ended December 31, 2010 and 2009, respectively)	200,634	151,668	374,775	275,680

Gross profit	40,179	30,309	73,216	54,818

Operating expenses:
Research and development	12,297	8,754	22,743	17,381
Sales and marketing	6,701	5,138	12,909	9,672
General and administrative	4,257	4,050	8,631	7,849
Provision for litigation loss	—	—	—	1,089

Total operating expenses	23,255	17,942	44,283	35,991

Income from operations	16,924	12,367	28,933	18,827
Interest and other income, net	15	26	35	58
Interest expense	(169)	(90)	(328)	(223)

Income before income tax provision	16,770	12,303	28,640	18,662
Income tax provision	5,201	4,699	9,854	7,195

Net income	$11,569	$7,604	$18,786	$11,467

Net income per common share:
Basic	$0.30	$0.21	$0.49	$0.32
Diluted	$0.27	$0.19	$0.45	$0.28
Weighted-average shares used in calculation of net income per common share:
Basic	37,543,015	35,539,085	37,383,440	35,242,301
Diluted	41,619,344	39,830,349	41,508,541	39,370,693

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$18,786	$11,467
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,604	2,238
Stock-based compensation expense	3,654	3,238
Excess tax benefits from stock-based compensation	(1,216)	(1,116)
Allowance for doubtful accounts	409	204
Allowance for sales returns	2,987	2,013
Provision for inventory	489	1,150
Deferred income taxes	3,327	(123)
Gain on short-term investments	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $485 and ($172) during the six months ended December 31, 2010 and 2009, respectively)	(8,223)	(11,405)
Inventory	(52,551)	(45,389)
Prepaid expenses and other assets	(3,127)	(344)
Accounts payable (including changes in related party balances of $18,826 and $18,898 during the six months ended December 31, 2010 and 2009, respectively)	48,100	38,771
Income taxes payable, net	(2,267)	6,160
Accrued liabilities	6,519	3,919
Other long-term liabilities	1,408	744

Net cash provided by operating activities	20,899	11,526

INVESTING ACTIVITIES:
Restricted assets	(82)	(2)
Proceeds from investments	1,300	8,740
Purchases of property, plant and equipment	(8,275)	(1,675)

Net cash provided by (used in) investing activities	(7,057)	7,063

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,142	2,084
Excess tax benefits from stock-based compensation	1,216	1,116
Proceeds from long-term debt	13,875	—
Repayment of debt	(13,854)	(9,994)
Payment of obligations under capital leases	(34)	(21)
Advances (payment) under receivable financing arrangements	(181)	206
Minimum tax withholding paid on behalf of an employee for restricted stock awards	(1,434)	—

Net cash provided by (used in) financing activities	730	(6,609)

Net increase in cash and cash equivalents	14,572	11,980
Cash and cash equivalents at beginning of period	72,644	70,295

Cash and cash equivalents at end of period	$87,216	$82,275

Supplemental disclosure of cash flow information:
Cash paid for interest	$299	$224
Cash paid for taxes, net of refunds	$7,473	$793
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	$971	$768
Changes in fair values of investments	$—	$686

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2011.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This accounting guidance was effective for the Company beginning in the first quarter of fiscal year 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In January 2010, the FASB issued authoritative guidance on Fair Value Measurements and Disclosures — Improving Disclosures About Fair Value Measurements. The new guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures was effective in the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which were effective for the Company’s first quarter of fiscal year 2011. The Company has updated its disclosures to comply with this guidance, however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

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

Note 4. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan (the “2006 Plan”) that increases by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The 2006 Plan was approved by the Company’s stockholders in February 2011. As adopted and approved by the stockholders in January 2007, the 2006 Plan initially authorized the issuance of up to 4,000,000 shares of common stock. This authorization automatically increases on July 1 each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three and six months ended December 31, 2010, the Company granted options for the purchase of 495,910 and 965,670 shares under the 2006 Plan, respectively. At December 31, 2010, 807,733 shares of common stock are available for future grant under the 2006 Plan.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 359,282 and 179,641 shares were vested as of December 31, 2010 and June 30, 2010, respectively.

In November 2008, the Committee approved the terms of an Option Exercise Agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer of the Company and Shiow-Meei Liaw, Senior Warehouse Manager of the Company, pursuant to which they exercised fully vested options previously granted to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively, based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over a two-year vesting period. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the awards. The awards were fully vested as of December 31, 2010 and 136,957 shares were vested as of June 30, 2010.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of stock option grants for the three and six months ended December 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Risk-free interest rate	1.01%	2.10%	1.01% - 1.40%	2.10%
Expected life	4.42 years	4.06 years	4.38 - 4.42 years	4.06 years
Dividend yield	0%	0%	0%	0%
Volatility	57.02%	53.54%	54.50% - 57.02%	53.54% - 55.01%
Weighted-average fair value	$4.95	$3.64	$5.51	$3.62

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six month periods ended December 30, 2010 and 2009 (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Cost of sales	$173	$158	$367	$302
Research and development	928	756	1,792	1,426
Sales and marketing	249	247	531	453
General and administrative	480	550	964	1,057

Stock-based compensation expense before taxes	1,830	1,711	3,654	3,238
Income tax impact	(175)	(252)	(366)	(431)

Stock-based compensation expense, net	$1,655	$1,459	$3,288	$2,807

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

Stock Option and Awards Activity

The following table summarizes stock option activity during the six months ended December 31, 2010 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2010	12,124,945	$6.34	5.94	$89,283
Granted	965,670	$12.11
Exercised	(465,290)	$2.45
Forfeited or cancelled	(129,696)	$9.59

Outstanding at December 31, 2010	12,495,629	$6.90	5.85	$63,726
Vested and expected to vest at December 31, 2010	11,971,714	$6.73	5.74	$62,634
Exercisable at December 31, 2010	8,703,129	$5.51	4.61	$54,565

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total intrinsic value of options exercised was $1,291,000 and $3,492,000 for the three and six months ended December 31, 2010, respectively, and $3,239,000 and $4,887,000 for the three and six months ended December 31, 2009, respectively. As of December 31, 2010, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted to employees and non-employee directors was approximately $14,877,000, which will be recognized over a weighted-average vesting period of approximately 2.42 years.

The following table summarizes the Company’s restricted stock award activity for the six months ended December 31, 2010:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2010	855,523	$9.79
Granted	—	—
Vested	(316,600)	$8.32
Forfeited	—	—

Nonvested stock at December 31, 2010	538,923	$10.66

The intrinsic value of restricted stock awards vested was $718,000 and $2,633,000 for the three and six months ended December 31, 2010, respectively, and $718,000 and $2,633,000 for the three and six months ended December 31, 2009, respectively. The total intrinsic value of the outstanding restricted stock awards was $5,745,000 and $8,376,000 as of December 31, 2010 and June 30, 2010, respectively. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 538,923 shares as of December 31, 2010.

Note 5. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income	$11,569	$7,604	$18,786	$11,467
Unrealized gains on investments, net of taxes	—	211	—	416

Total comprehensive income	$11,569	$7,815	$18,786	$11,883

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Basic net income per common share calculation
Net income	$11,569	$7,604	$18,786	$11,467
Less: Undistributed earnings allocated to participating securities	(188)	(196)	(347)	(323)

Net income attributable to common shares—basic	$11,381	$7,408	$18,439	$11,144

Weighted-average number of common shares used to compute basic net income per common share	37,543	35,539	37,383	35,242

Basic net income per common share	$0.30	$0.21	$0.49	$0.32

Diluted net income per common share calculation
Net income attributable to the Company	$11,569	$7,604	$18,786	$11,467
Less: Undistributed earnings allocated to participating securities	(170)	(175)	(313)	(290)

Net income attributable to common shares—diluted	$11,399	$7,429	$18,473	$11,177

Weighted-average number of common shares used to compute basic net income per common share	37,543	35,539	37,383	35,242
Dilutive effect of options to purchase common stock	4,076	4,291	4,126	4,129

Weighted-average number of common shares used to compute diluted net income attributable per common share	41,619	39,830	41,509	39,371

Diluted net income per common share	$0.27	$0.19	$0.45	$0.28

For the three and six months ended December 31, 2010 and 2009, the Company had stock options outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 3,370,000 and 3,184,000 for the three and six months ended December 31, 2010, respectively, and 3,458,000 and 4,311,000 for three and six months ended December 31, 2009, respectively.

Note 7. Balance Sheet Components (in thousands)

Inventory:

	December 31, 2010	June 30, 2010
Finished goods	$126,836	$88,392
Work in process	17,065	8,540
Purchased parts and raw materials	43,745	38,652

Total inventory, net	$187,646	$135,584

The Company recorded a provision for excess and obsolete inventory totaling $579,000 and $489,000 in the three and six months ended December 31, 2010, respectively, and $884,000 and $1,150,000 in the three and six months ended December 31, 2009, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, Plant and Equipment:

	December 31, 2010	June 30, 2010
Land	$34,896	$27,186
Buildings	28,071	29,645
Building and leasehold improvements	3,390	3,335
Machinery and equipment	14,875	12,689
Furniture and fixtures	3,090	2,882
Purchased software	2,255	2,107

	86,577	77,844
Accumulated depreciation and amortization	(17,735)	(15,153)

Property, plant and equipment, net	$68,842	$62,691

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

The cost of assets under capital leases was $176,000 as of both December 31, 2010 and June 30, 2010 and related accumulated amortization was $69,000 and $53,000, respectively.

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Balance, beginning of period	$4,626	$3,441	$4,564	$3,579
Provision for warranty	2,253	2,049	4,858	3,609
Costs charged to accrual	(2,006)	(1,609)	(4,007)	(3,031)
Change in estimated liability for pre-existing warranties	(108)	(3)	(650)	(279)

Balance, end of period	$4,765	$3,878	$4,765	$3,878

Note 8. Short-term and Long-term Investments

As of December 31, 2010 and June 30, 2010, the Company held $5,388,000 and $6,688,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA1 at December 31, 2010 and AAA or BAA3 at June 30, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2033 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2010, $5,388,000 of these auction rate securities have been classified as long-term available-for-sale investments. As of June 30, 2010, $5,901,000 of these auction rate securities were classified as long-term available-for-sales investment and the remaining $787,000 were classified as short-term available-for-sale investments.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of December 31, 2010 and June 30, 2010. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was no recovery in fair value of its auction rate securities during the three and six months ended December 31, 2010, and a recovery in fair value of its auction rate securities of $347,000 and $686,000 during the three and six months ended December 31, 2009, respectively, and a cumulative total decline of $337,000 as of December 31, 2010 and June 30, 2010. That amount has been recorded as a component of other comprehensive income. The accumulated unrealized loss on the auction rate securities as of December 31, 2010 and June 30, 2010 was $204,000, net of deferred income taxes. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analyses. During the three and six months ended December 31, 2010, $400,000 and $1,300,000 of these auction rate securities were redeemed at par, respectively, and $5,300,000 and $8,740,000 were redeemed at par during the three and six months ended December 31, 2009, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying securities in active markets. The Company’s short-term and long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of December 31, 2010 and June 30, 2010. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 8 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of December 31, 2010 and June 30 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

December 31, 2010	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$43,973	$—	$—	$43,973
Auction rate securities	—	—	5,388	5,388

Total	$43,973	$—	$5,388	$49,361

June 30, 2010	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$29,646	$—	$—	$29,646
Auction rate securities	—	—	6,688	6,688

Total	$29,646	$—	$6,688	$36,334

The above table excludes $43,242,000 and $42,997,000 of cash and $428,000 and $345,000 of certificates of deposit held by the Company as of December 31, 2010 and June 30, 2010, respectively. During the three and six months ended December 31, 2010, $400,000 and $1,300,000, of the auction rate securities were redeemed at par and transferred into Level 1 from Level 3, respectively, and $5,300,000 and $8,740,000 were redeemed at par and transferred into Level 1 from Level 3 in the three and six months ended December 31, 2009, respectively .

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Balance as of beginning of period	$5,788	$11,543	$6,688	$14,644
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	347	—	686
Sales and settlements at par	(400)	(5,300)	(1,300)	(8,740)
Transfers in and/or out of Level 3	—	—	—	—

Balance as of end of period	$5,388	$6,590	$5,388	$6,590

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of the Company’s short-term investments as of December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$59	$—	$—	$59

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate securities	800	—	(13)	787

Total	$858	$—	$(13)	$845

The following is a summary of the Company’s long-term investments as of December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$5,725	$—	$(337)	$5,388

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$6,225	$—	$(324)	$5,901

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2010 and June 30, 2010, due to the variable interest rates on the Company’s outstanding debt, the carrying value of $18,574,000 and $18,553,000, respectively, approximated fair value.

Note 10. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled $6,839,000 and $12,832,000 for the three and six months ended December 31, 2010, respectively, and $7,470,000 and $14,020,000 for the three and six months ended December 31, 2009, respectively. At December 31, 2010 and June 30, 2010, $1,012,000 and $1,193,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.40% to 13.80% and 11.70% to 13.80% per annum, depending on the customers’ credit ratings, at December 31, 2010 and June 30, 2010, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Short-term and Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	December 31, 2010	June 30, 2010
Line of credit	$4,699	$18,553
Term loan	13,875	—
Capital leases	74	108

Total	18,648	18,661
Current portion	(593)	(18,615)

Long-term portion	$18,055	$46

In June 2010, the Company obtained a revolving line of credit totaling $25,000,000 that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company used $18,553,000 of the line of credit to purchase three buildings in San Jose, California and was required to obtain a mortgage loan to pay down this line of credit by December 2010. The loan is secured by all the Company’s assets except for the three buildings purchased in San Jose, California. In December 2010, the Company repaid $13,854,000 of the line of credit by obtaining a new term loan from another bank for $13,875,000 and the remaining $4,699,000 of the line of credit has been extended to be paid-off by June 15, 2013. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through October 1, 2013 with an interest rate at the LIBOR rate plus 1.75% per annum. The LIBOR rate was 0.26% at December 31, 2010. As of December 31, 2010 and June 30, 2010, the total outstanding borrowings under these loans were $18,574,000 and $18,553,000, respectively. As of December 31, 2010, the unused revolving line of credit was $20.3 million and we were in compliance with the financial covenants associated with these loans.

As of December 31, 2010 and June 30, 2010, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit were $430,586,000 and $352,259,000, respectively. As of December 31, 2010, the gross cost and net book value of the land, building and related improvements collateralizing the term loan were $18,503,000 and $18,388,000, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.9% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members owned approximately 35.9% of Ablecom at December 31, 2010 and June 30, 2010.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $46,319,000 and $82,737,000 and sold products to Ablecom totaling $2,525,000 and $4,658,000 for the three and six months ended December 31, 2010, respectively. The Company purchased products from Ablecom totaling $40,235,000 and $67,497,000 and sold products to Ablecom totaling $2,380,000 and $4,081,000 for the three and six months ended December 31, 2009, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2010 and June 30, 2010, were $716,000 and $1,201,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2010 and June 30, 2010, were $38,290,000 and $19,464,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 49 and 91 days of invoice. For the three and six months ended December 31, 2010, the Company paid $1,418,000 and $2,209,000, respectively, in tooling assets and miscellaneous costs to Ablecom. For the three and six months ended December 31, 2009, the Company paid approximately $762,000 and $1,246,000, respectively, in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $37,842,000 and $35,266,000 at December 31, 2010 and June 30, 2010, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Non-Management Director — For the three and six months ended December 31, 2010, the Company had sales to Mentor Graphics of $0 and $115,000, respectively, and $176,000 and $367,000 for the three and six months ended December 31, 2009. The Company purchased a product from Mentor Graphics totaling $8,000 for the three and six months ended December 31, 2010 and $68,000 for the three and six months ended December 31, 2009. Gregory Hinckley, a member of the Company’s board of directors, is president of Mentor Graphics. As of December 31, 2010 and June 30, 2010, the amount owed to the Company by Mentor Graphics was $0 and $87,000, respectively.

Note 13. Income Taxes

The Company recorded provisions for income taxes of $5,201,000 and $9,854,000 for the three and six months ended December 31, 2010, respectively, and $4,699,000 and $7,195,000 for the three and six months ended December 31, 2009, respectively. The effective tax rate was 31.0% and 34.4% for the three and six months ended December 31, 2010, respectively, and 38.2% and 38.6% for the three and six months ended December 31 2009, respectively. The effective tax rate of 31.0% and 34.4% are estimated to be lower than the Federal statutory rate primarily due to the reinstatement of Federal research & development tax credits and domestic production activities deduction which were partially offset by the impact of state taxes and stock option expenses. In December 2010, Federal research and development tax credit was retroactively reinstated from December 31, 2009 to December 31, 2010.

As of December 31, 2010, the Company had a liability for gross unrecognized tax benefits of $7,715,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three and six months ended December 31, 2010, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of December 31, 2010, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $725,000. During the three and six months ended December 31, 2010, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

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

International net sales are based on the country to which the products were shipped. The following is a summary for the three and six months ended December 31, 2010 and 2009, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales:
United States	$138,028	$104,891	$259,706	$198,496
Europe	56,805	41,905	103,260	72,163
Asia	37,627	28,853	70,095	48,837
Other	8,353	6,328	14,930	11,002

	$240,813	$181,977	$447,991	$330,498

Net sales amounts previously disclosed by geography have been combined to conform to the current presentation.

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, goodwill and intangible assets (in thousands):

	December 31, 2010	June 30, 2010
Long-lived assets:
United States	$58,670	$59,129
Taiwan	6,967	804
Other	3,205	2,758

	$68,842	$62,691

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$97,474	40.5%	$65,469	36.0%	$171,481	38.3%	$116,641	35.3%
Subsystems and accessories	143,339	59.5%	116,508	64.0%	276,510	61.7%	213,857	64.7%

Total	$240,813	100.0%	$181,977	100.0%	$447,991	100.0%	$330,498	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales. One customer accounted for 12.0% and 10.2% of the Company’s accounts receivable as of December 31, 2010 and June 30, 2010, respectively.

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $97.5 million and $171.5 million for the three and six months ended December 31, 2010, respectively, and $65.5 million and $116.6 million for the three and six months ended December 31, 2009, respectively. Net sales of subsystems and accessories were $143.3 million and $276.5 million for the three and six months ended December 31, 2010, respectively, and $116.5 million and $213.9 million for the three and six months ended December 31, 2009, respectively. The increase in our net sales in the three and six months ended December 31, 2010 compared with the three and six months ended December 31, 2009 was primarily attributable to the server refresh cycle and increased sales across our product lines.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $240.8 million and $448.0 million for the three and six months ended December 31, 2010, respectively, and $182.0 and $330.5 million for the three and six months ended December 31, 2009, respectively. Our net income was $11.6 million and $18.8 million for the three and six months ended December 31, 2010, respectively and $7.6 million and $11.5 million for the three and six months ended December 31, 2009, respectively. Our increase in profitability in the three and six months ended December 31, 2010 was primarily attributable to the increase in our gross profit resulting from our increased net sales and to a lesser extent to the lower effective tax rate resulting from the reinstatement of the Federal research and development tax credit in the three and six months ended December 31, 2010.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 53.7% and 56.7% of our net sales from products sold to distributors, and 46.3% and 43.3% from sales to OEMs and to end customers for the three and six months ended December 31, 2010, respectively, and 68.5% and 68.3% of our net sales from products sold to distributors, and 31.5% and 31.7% from sales to OEMs and to end customers for the three and six months ended December 31, 2009, respectively. None of our customers accounted for 10% or more of our net sales in the three or six months ended December 31, 2010 and 2009. We derived approximately 57.3% and 58.0% of our net sales from customers in the United States for the three and six months ended December 31, 2010, respectively, and 57.6% and 60.1% of our net sales from customers in the United States for the three and six months ended December 31, 2009, respectively. We derived approximately 42.7% and 42.0% of our net sales from customers outside the United States for the three and six months ended December 31, 2010, respectively, and approximately 42.4% and 39.9% of our net sales from customers outside the United States for the three and six months ended December 31, 2009, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 5.1% of our net sales for the three and six months ended December 31, 2010 and 4.9% and 5.3% of our net sales for three and six months ended December 31, 2009, respectively.

We use several suppliers and contract manufacturers to design and manufacture subsystems and accessories in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2010, we continued to invest in expanding our operations both in San Jose, California and at our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers and we plan to continue expanding our overseas manufacturing capacity in fiscal year 2011. One of our key suppliers is

Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2010, our purchases from Ablecom represented approximately 23.1% and 22.1% of our cost of sales, respectively, compared to approximately 26.5% and 24.5% of our cost of sales for the three and six months ended December 31, 2009, respectively. The decrease in percentage of cost of sales in the three and six months ended December 31, 2010 was primarily related to server systems sales composing a higher percentage of our net sales and a change in product mix which resulted in a higher percentage of server subsystems and accessories being purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the second quarter of fiscal year 2011:

•

We generated cash flows from operations of $4.0 million and $20.9 million during the three and six months ended December 31, 2010, respectively, and $1.9 million and $11.5 million during the three and six months ended December 31, 2009, respectively. Our cash and cash equivalents, together with our investments, were $92.7 million at the end of the second quarter of fiscal year 2011, compared with $79.4 million at the end of fiscal year 2010. Our cash flows from operations decreased by $12.9 million and $7.8 million during the three months ended December 31, 2010 and 2009, respectively. The decrease in our cash flow from operations was primarily due to an increase in inventory purchases and an increase in accounts receivable resulting from higher net sales in the three months ended December 31, 2010 and 2009.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the second quarter of fiscal year 2011 was 29 days, compared with 30 days at the end of fiscal year 2010.

•

Our inventory balance was $187.6 million at the end of the second quarter of fiscal year 2011, compared with $135.6 million at the end of fiscal year 2010. Days sales of inventory (“DSI”) at the end of the second quarter of fiscal year 2011 was 78 days, compared with 67 days at the end of fiscal year 2010. The increase in our inventory balance at the end of the second quarter of fiscal year 2011 was in part in preparation of our anticipated net sales growth in fiscal year 2011 and in part due to our increasing manufacturing activities in the Netherlands and Taiwan. Our purchase commitments with contract manufacturers and suppliers were $106.9 million at the end of the second quarter of fiscal year 2011 and $92.1 million at the end of fiscal year 2010.

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

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales as a percentage of net sales is also impacted by the percentage of our net sales that reflect more commoditized components, such as memory and hard drives. Our cost of sales, as a percentage of net sales, is generally lower on server systems than on subsystems and accessories. Because we do not have long-term fixed supply agreements, our cost of sales is subject to change based on market conditions.

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

Cooperative marketing accruals. We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria. We accrue the cooperative marketing costs based on these arrangements and our estimate for resellers’ claims for marketing activities. We record marketing costs meeting such specified criteria within sales and marketing expenses in the accompanying condensed consolidated statements of operations. For those marketing costs that do not meet the specified criteria, the amounts are recorded as a reduction to sales in the condensed consolidated statements of operations.

Impairment of short-term and long-term investments. Impairment of short-term and long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the securities with the stated maturity less than a year, the securities were classified as short-term available-for-sale investments. We have used a discounted cash flow model to estimate the fair value of these investments as of December 31, 2010 and June 30, 2010. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 2% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. The accumulated unrealized loss as of December 31, 2010 and June 30, 2010 was $0.2 million, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $4.8 million and $4.6 million as of December 31, 2010 and June 30, 2010, respectively. The provision for warranty reserve was $2.3 million and $4.9 million in the three and six months ended December 31, 2010, respectively, and $2.0 million and $3.6 million in the three and six months ended December 31, 2009, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was a decrease of $0.1 million and $0.7 million in the three and six months ended December 31, 2010, respectively, and $3,000 and $0.3 million in the three and six months ended December 31, 2009, respectively. As a result of our increase in net sales in the three and six months ended December 31, 2010, partially offset by a decrease in warranty claims, the provision for warranty reserve increased $0.2 million and $1.2 million compared to the three and six months ended December 31, 2009. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold given the estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $0.6 million and $0.5 million in the three and six months ended December 31, 2010, respectively, and $0.9 million and $1.2 million in the three and six months ended December 31 2009, respectively.

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

Stock-based compensation. The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense for options granted to employees after July 1, 2006, was $1.8 million and $3.7 million for the three and six months ended December 31, 2010, respectively, and $1.7 million and $3.1 million for the three and six months ended December 31, 2009, respectively.

As of December 31, 2010, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted to employees and non-employee directors, was $14.9 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.42 years. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.3	83.3	83.7	83.4

Gross profit	16.7	16.7	16.3	16.6

Operating expenses:
Research and development	5.1	4.9	5.1	5.3
Sales and marketing	2.8	2.8	2.9	2.9
General and administrative	1.8	2.2	1.9	2.4
Provision of litigation loss	—	—	—	0.3

Total operating expenses	9.7	9.9	9.9	10.9

Income from operations	7.0	6.8	6.4	5.7
Interest and other income, net	—	—	—	—
Interest expense	—	—	—	(0.1)

Income before income tax provision	7.0	6.8	6.4	5.6
Income tax provision	2.2	2.6	2.2	2.1

Net income	4.8%	4.2%	4.2%	3.5%

Comparison of Three Months Ended December 31, 2010 and 2009

Net sales. Net sales increased by $58.8 million, or 32.3%, to $240.8 million from $182.0 million, for the three months ended December 31, 2010 and 2009, respectively. This increase was due primarily to an increase in average selling prices of server systems and an increase in unit volumes of server systems and subsystems and accessories.

For the three months ended December 31, 2010, the approximate number of server system units sold increased 27.1% to 61,000 compared to 48,000 for the three months ended December 31, 2009. The average selling price of server system units increased 14.3% to approximately $1,600 in the three months ended December 31, 2010 compared to approximately $1,400 in the three months ended December 31, 2009. The average selling prices of our server systems increased principally due to an increase in our sales of complete integrated, high-end server solutions to OEM and end customers and higher average selling prices of 6000 and 7000 Series configuration of servers which incorporated additional features such as higher density, memory and hard disk drive capacity. Sales of server systems increased by $32.0 million or 48.9% from the three months ended December 31, 2009 to the three months ended December 31, 2010, primarily due to higher sales to OEM and end customers and higher sales of 5000, 6000 and 7000 Series configuration of servers including 2U Twin, 2U Twin², Blade and GPU solutions. Sales of server systems represented 40.5% of our net sales for the three months ended December 31, 2010 as compared to 36.0% of our net sales for the three months ended December 31, 2009.

For the three months ended December 31, 2010, the approximate number of subsystems and accessories units sold increased 19.2% to 957,000 compared to 803,000 for the three months ended December 31, 2009. Sales of subsystems and accessories units increased by $26.8 million or 23.0% from the three months ended December 31, 2009 to the three months ended December 31, 2010, primarily due to higher sales to system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 59.5% of our net sales for the three months ended December 31, 2010 as compared to 64.0% of our net sales for the three months ended December 31, 2009. We believe that the increase in our net sales in the three months ended December 31, 2010 was primarily attributable to the continuing improvement in the global economy. For the three months ended December 31, 2010 and 2009, we derived approximately 53.7% and 68.5%, respectively, of our net sales from products sold to distributors and we derived approximately 46.3% and 31.5%, respectively, from sales to OEMs and to end customers. For the three months ended December 31, 2010, customers in the United States, Europe, and Asia accounted for approximately 57.3%, 23.6% and 15.6%, of our net sales, respectively, as compared to 57.6%, 23.0% and 15.9%, respectively, for the three months ended December 31, 2009.

Cost of sales. Cost of sales increased by $49.0 million, or 32.3%, to $200.6 million from $151.7 million, for the three months ended December 31, 2010 and 2009, respectively. Cost of sales as a percentage of net sales was 83.3% for the three months ended December 31, 2010 and 2009. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $1.9 million in freight-in charges associated with our growth in volume of products shipped at higher peak season rates, an increase of $1.0 million in our overseas production overhead and an increase of $0.2 million in provision for warranty reserve offset in part by a decrease of $0.3 million in provision for inventory reserve. In the three months ended December 31, 2010, we recorded a $2.3 million expense, or 0.9% of net sales, related to the provision for warranty reserve as compared to $2.0 million, or 1.1% of net sales, in the three months ended December 31, 2009. The increase in the provision for warranty reserve was primarily due to higher net sales in the three months ended December 31, 2010. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or a change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or less than expected, our gross margin would be affected. In the three months ended December 31, 2010, we recorded a $0.6 million expense, or 0.2% of net sales, related to the inventory provision as compared to $0.9 million expense, or 0.5% of net sales, in the three months ended December 31, 2009. The decrease in the inventory provision was primarily due to our continuous improvement in inventory control and product focus and an increase in sales of our previously reserved inventory in the three months ended December 31, 2010.

Research and development expenses. Research and development expenses increased by $3.5 million, or 40.5%, to $12.3 million from $8.8 million for the three months ended December 31, 2010 and 2009, respectively. Research and development expenses were 5.1% and 4.9% of net sales for the three months ended December 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $2.3 million in compensation and benefits, including higher stock-based compensation expense, resulting from growth in research and development personnel to support the expansion of our operations in San Jose, the Netherlands and Taiwan, a decrease of $0.5 million in non-recurring engineering funding from certain suppliers and customers and an increase of $0.3 million in development costs associated with new products.

Research and development expenses include stock-based compensation expense of $0.9 million and $0.8 million for the three months ended December 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $1.6 million, or 30.4%, to $6.7 million from $5.1 million, for the three months ended December 31, 2010 and 2009, respectively. Sales and marketing expenses were 2.8% of net sales for the three months ended December 31, 2010 and 2009. The increase in absolute dollars was primarily due to an increase of $0.9 million in compensation and benefits resulting from growth in sales and marketing personnel, an increase of $0.4 million in advertising and promotion expenses and an increase of $0.2 million in trade show and travel expenses offset in part by a decrease of $0.3 million in cooperative marketing funding to customers.

Sales and marketing expenses include stock-based compensation expense of $0.2 million for the three months ended December 31, 2010 and 2009.

General and administrative expenses. General and administrative expenses increased by $0.2 million, or 5.1%, to $4.3 million from $4.1 million, for the three months ended December 31, 2010 and 2009, respectively. General and administrative expenses were 1.8% and 2.2% of net sales for three months ended December 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $0.5 million in compensation and benefits offset in part by an increase of $0.2 million in rental income.

General and administrative expenses include stock-based compensation expense of $0.5 million and $0.6 million for the three months ended December 31, 2010 and 2009, respectively.

Interest and other expense, net. Interest and other expense, net increased by $0.1 million, to $0.2 million of expense from $0.1 million of expense, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009, of which $0.2 million and $0.1 million was interest expense for the three months ended December 31, 2010 and 2009, respectively. The net change was primarily due to higher interest expense as we borrowed $18.6 million to purchase three buildings in San Jose in June 2010. As of December 31, 2010, our total outstanding borrowing was $18.6 million. We expect that our interest expense will increase in the future due to higher interest rates.

Provision for income taxes. Provision for income taxes increased $0.5 million, or 10.7% to $5.2 million from $4.7 million for the three months ended December 31, 2010 and 2009, respectively. The effective tax rate was 31.0% and 38.2% for the three months ended December 31, 2010 and 2009, respectively. The effective tax rate of 31.0% is estimated to be lower than the Federal statutory rate primarily due to the reinstatement of Federal research and development tax credits and domestic production activities deduction which were partially offset by the impact of state taxes and stock option expenses.

Comparison of Six Months Ended December 31, 2010 and 2009

Net sales. Net sales increased by $117.5 million, or 35.6%, to $448.0 million from $330.5 million, for the six months ended December 31, 2010 and 2009, respectively. This increase was due primarily to an increase in average selling prices of server systems and an increase in unit volumes of server systems and subsystems and accessories.

For the six months ended December 31, 2010, the approximate number of server system units sold increased 30.6% to 111,000 compared to 85,000 for the six months ended December 31, 2009. The average selling price of server system units increased 7.1% to approximately $1,500 in the six months ended December 31, 2010 compared to approximately $1,400 in the six months ended December 31, 2009. The average selling prices of our server systems increased principally due to an increase in our sales of complete integrated, high-end server solutions to OEM and end customers and higher average selling prices of 6000 and 7000 Series configuration of servers which incorporated additional features such as higher density, memory and hard disk drive capacity. Sales of server systems increased by $54.8 million or 47.0% from the six months ended December 31, 2009 to the six months ended December 31, 2010, primarily due to higher sales to OEM and end customers and higher sales of 5000, 6000 and 7000 Series configuration of servers including 2U Twin, 2U Twin², Blade, GPU and storage solutions. Sales of server systems represented 38.3% of our net sales for the six months ended December 31, 2010 as compared to 35.3% of our net sales for the six months ended December 31, 2009.

For the six months ended December 31, 2010, the approximate number of subsystems and accessories units sold increased 30.8% to 1,907,000 compared to 1,458,000 for the six months ended December 31, 2009. Sales of subsystems and accessories increased by $62.7 million or 29.3% from the six months ended December 31, 2009 to the six months ended December 31, 2010, primarily due to higher sales of bundled server solutions to OEM and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 61.7% of our net sales for the six months ended December 31, 2010 as compared to 64.7% of our net sales for the six months ended December 31, 2009. We believe that the increase in our net sales in the six months ended December 31, 2010 was primarily attributable to the continuing improvement in the global economy. For the six months ended December 31, 2010 and 2009, we derived approximately 56.7% and 68.3%, respectively, of our net sales from products sold to distributors and we derived approximately 43.3% and 31.7%, respectively, from sales to OEMs and to end customers. For the six months ended December 31, 2010, customers in the United States, Europe and Asia accounted for approximately 58.0%, 23.1% and 15.6%, of our net sales, respectively, as compared to 60.1%, 21.8% and 14.8%, respectively, for the six months ended December 31, 2009.

Cost of sales. Cost of sales increased by $99.1 million, or 35.9%, to $374.8 million from $275.7 million, for the six months ended December 31, 2010 and 2009, respectively. Cost of sales as a percentage of net sales was 83.7% and 83.4% for the six months ended December 31, 2010 and 2009, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $2.1 million in our overseas production overhead, an increase of $1.2 million in provision for warranty reserve and an increase of $4.5 million in freight-in charges offset in part by a decrease of $0.7 million in provision for inventory reserve. In the six months ended December 31, 2010, we recorded a $4.9 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $3.6 million, or 1.1% of net sales, in the six months ended December 31, 2009. The increase in the provision for warranty reserve was primarily due to higher net sales in the six months ended December 31, 2010. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected. In the six months ended December 31, 2010, we recorded a $0.5 million expense, or 0.1% of net sales, related to the inventory provision as compared to $1.2 million, or 0.3% of net sales, in the six months ended December 31, 2009. The decrease in the inventory provision was primarily due to our continuous improvement in inventory control and product focus and an increase in sales of our previously reserved inventory in the six months ended December 31, 2010.

Research and development expenses. Research and development expenses increased by $5.4 million, or 30.8%, to $22.7 million from $17.4 million, for the six months ended December 31, 2010 and 2009, respectively. Research and development expenses were 5.1% and 5.3% of net sales for the six months ended December 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $4.1 million in compensation and benefits resulting from our growth in research and development personnel, including higher stock-based compensation expense and an increase of $0.8 million in development costs associated with new products.

Research and development expenses include stock-based compensation expense of $1.8 million and $1.4 million for the six months ended December 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $3.2 million, or 33.5%, to $12.9 million from $9.7 million, for the six months ended December 31, 2010 and 2009, respectively. Sales and marketing expenses were 2.9% of net sales for the six months ended December 31, 2010 and 2009. The increase in absolute dollars was primarily due to an increase of $1.6 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, an increase of $0.6 million in advertising and promotion expenses, an increase of $0.4 million in trade show and travel expenses, an increase of $0.2 million in cooperative marketing funding to customers and an increase of $0.2 million in freight out charges.

Sales and marketing expenses include stock-based compensation expense of $0.5 million for the six months ended December 31, 2010 and 2009.

General and administrative expenses. General and administrative expenses increased by $0.8 million, or 10.0%, to $8.6 million from $7.8 million, for the six months ended December 31, 2010 and 2009, respectively. General and administrative expenses were 1.9% and 2.4% of net sales for the six months ended December 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to an increase of $0.9 million in compensation and benefits, including higher stock-based compensation expense, an increase of $0.4 million in legal fees, an increase of $0.2 million in bad debt expenses offset in part by an increase of $0.2 million in rental income and an increase of $0.4 million in foreign currency transaction gain.

General and administrative expenses include stock-based compensation expense of $1.0 million and $1.1 million for the six months ended December 31, 2010 and 2009, respectively.

Provision for litigation loss. Loss from litigation decreased to $0 from $1.1 million, for the six months ended December 31, 2010 and 2009, respectively. The decrease was related to the Digitechnic lawsuit. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the six months ended December 31, 2009, and the Company paid off the amount in December 2009. (See Note 14 of Notes to Condensed Consolidated Financial Statements.)

Interest and other expense, net. Interest and other expense, changed by $0.1 million, to $0.3 million of expense from $0.2 million of expense, for the six months ended December 31, 2010 compared to the same period in 2009, respectively, of which $0.3 million and $0.2 million was interest expense for the six months ended December 31, 2010 and 2009, respectively. The net change was primarily due to higher interest expense as we used $18.6 million of the revolving line of credit to purchase three buildings with 167,000 square feet of space in San Jose, California adjacent to our headquarters in June 2010. In December 2010, we repaid $13.9 million of the line of credit by obtaining a term loan. As of December 31, 2010, the total outstanding borrowing from the line of credit and the term loan was $18.6 million. We expect that our interest expense will increase in the future as the term loan is charged with a higher interest rate.

Provision for income taxes. Provision for income taxes increased by $2.7 million, or 37.0%, to $9.9 million from $7.2 million, for the six months ended December 31, 2010 and 2009, respectively. The effective tax rate was 34.4% and 38.6% for the six months ended December 31, 2010 and 2009, respectively. The effective tax rate was lower primarily due to the reinstatement of Federal research and development tax credits and domestic production activities deduction which were partially offset by the impact of state taxes and stock option expenses.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have from time to time utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash, cash equivalents and short-term investments were $87.3 million and $73.5 million as of December 31, 2010 and June 30, 2010, respectively.

Operating Activities. Net cash provided by operating activities was $20.9 million and $11.5 million for the six months ended December 31, 2010 and 2009, respectively. Net cash provided by our operating activities for the six months ended December 31, 2010 consisted of our net income of $18.8 million, an increase in accounts payable of $48.1 million, an increase in accrued liabilities of $6.5 million, stock-based compensation expense of $3.7 million, a decrease in deferred income taxes of $3.3 million, an allowance for sales returns of $3.0 million and a depreciation expense of $2.6 million, which was substantially offset by an increase in inventory of $52.6 million, an increase in accounts receivable of $8.2 million and a decrease in income tax payable of $2.3 million. Net cash provided by our operating activities for the six months ended December 31, 2009 was primarily due to our net income of $11.5 million, an increase in accounts payable of $38.8 million, an increase in income taxes payable, net of $6.2 million, an increase in accrued liabilities of $3.9 million and stock-based compensation expense of $3.2 million, which was substantially offset by an increase in inventory of $45.4 million and an increase in accounts receivable of $11.4 million.

The increase for the six months ended December 31, 2010 and 2009 in accounts receivable was primarily due to higher net sales during the six months ended December 31, 2010 and 2009. The increase for the six months ended December 31, 2010 and 2009 in inventory, accounts payable and accrued liabilities was due to an increase in demand for our products resulting from a recovering economy and to support the growth of the Company. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

Investing activities. Net cash provided by (used in) our investing activities was ($7.1) million and $7.1 million for the six months ended December 31, 2010 and 2009, respectively. In the six months ended December 31, 2010, $8.3 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $1.3 million. In the six months ended December 31, 2009, the redemption at par of investments in auction rate securities of $8.7 million was offset in part by the purchase of property, plant and equipment of $1.7 million. We have historically owned our manufacturing facilities and have leased off-shore offices. In August 2010, we purchased land in Taiwan, consisting of approximately 4.7 acres for $6.1 million. We plan to purchase additional land in Taiwan, consisting of approximately 2.3 acres, in the six months ending June 30, 2011 and plan to develop the land for manufacturing and service operations during fiscal year 2011 and 2012. We also plan to expand our manufacturing building in San Jose, California during fiscal year 2011 and 2012. We plan to finance these projects through our operating cash flows and additional financing from banks in fiscal year 2011.

Financing activities. Net cash provided by (used in) our financing activities was $0.7 million and ($6.6) million for the six months ended December 31, 2010 and 2009, respectively. In the six months ended December 31, 2010 and 2009, $1.1 million and $2.1 million, respectively, was related to the proceeds from the exercise of stock options. We paid the minimum tax withholding on behalf of two executive officers and an employee for their restricted stock awards of $1.4 million for the six months ended December 31, 2010. In the six months ended December 31, 2010, we obtained a new term loan of $13.9 million and repaid $13.9 million and $10.0 million in loans for the six months ended December 31, 2010 and 2009, respectively. We expect the net cash provided by financing activities will increase in the quarter ending March 31, 2011 as we intend to obtain additional financing from banks to construct our manufacturing building in Taiwan and support our building expansion in San Jose, California. However, we cannot provide any assurance that such financing will be available at terms acceptable to the Company.

We have historically generated cash from our operating activities as we have grown. We expect to experience continued growth in our working capital requirements and capital expenditures as we continue to expand our business. We intend to fund this continued expansion through cash generated by operations and by drawing on the revolving credit facility or through other debt financing. However we cannot be certain whether such financing will be available on commercially reasonable or otherwise favorable terms or that such financing will be available at all. We anticipate that working capital and capital expenditures will constitute a material use of our cash resources. We have sufficient cash on hand to continue to operate in the next 12 months.

Other factors affecting liquidity and capital resources

As of December 31, 2010, we had a revolving line of credit totaling $25.0 million that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. In June 2010, we used $18.6 million of the line of credit to purchase three buildings with approximately 167,000 square feet of space in San Jose, California adjacent to our headquarters. The loan was secured by all our assets except for the three buildings purchased in San Jose, California, and we were required to obtain a mortgage loan to pay down this line of credit by December 2010. In December 2010, we repaid $13.9 million of the line of credit by obtaining a term loan for the same amount and the remaining $4.7 million of the line of credit has been extended to be repaid by June 15, 2013. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through October 1, 2013 with an interest rate at the LIBOR rate plus 1.75% per annum. The LIBOR rate was 0.26% at December 31, 2010. As of December 31, 2010 and June 30, 2010, the total outstanding borrowing under these loans was $18.6 million. As of December 31, 2010, the unused revolving line of credit was $20.3 million and we were in compliance with the financial covenants associated with the line of credit.

In addition, we have historically paid our contract manufacturers within 38 to 75 days of invoice and Ablecom between 49 and 91 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of December 31, 2010 and June 30, 2010 amounts owed to Ablecom by us were approximately $38.3 million and $19.5 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $7.6 million over the next 4.6 years as of December 31, 2010. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a restricted asset as of December 31, 2010.

As of December 31, 2010, we held $5.4 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA1 at December 31, 2010. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2033 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2010, $5.4 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2010, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold these investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During the three and six months ended December 31, 2010, $0.4 million and $1.3 million of these auction rate securities were redeemed at par, respectively, and $5.3 million and $8.7 million were redeemed at par during the three and six months ended December 31, 2009, respectively.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing. Additional funds may not be available on terms acceptable to us or at all.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,080	$4,696	$3,668	$232	$11,676
Capital leases, including interest	41	35	4	—	80
Long-term debt, including interest (1)	816	18,499	—	—	19,315
License arrangements	733	911	456	—	2,100
Purchase commitments (2)	106,900	—	—	—	106,900

Total	$111,570	$24,141	$4,128	$232	$140,071

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at December 31, 2010.
(2)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors.

The table above excludes liabilities for deferred rent of $0.8 million, deferred revenue for warranty services of $2.0 million and unrecognized tax benefits and related interest and penalties accrual of $7.7 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2010, our short-term investments were in certificates of deposits. (see Liquidity Risk below).

We had $18.6 million of indebtedness under our credit facilities as of December 31, 2010 and June 30, 2010. In December 2010, we repaid $13,854,000 of the line of credit by obtaining a term loan of $13,875,000. The annual interest rate on our credit facilities for our outstanding loans is based on the LIBOR rate plus 1.50% and 1.75% per annum. At December 31, 2010 and June 30, 2010, the interest rate was 1.76% and 1.84%, respectively. We believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of December 31, 2010, we held approximately $5.4 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA1 at December 31, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2033 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2010, $5.4 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2010, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and six months ended December 31, 2010, approximately $0.4 million and $1.3 million of auction rate securities were redeemed at par, respectively, and $5.3 million and $8.7 million were redeemed at par during the three and six months ended December 31, 2009, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) was $0.2 million and $0.4 million for the three and six months ended December 31, 2010, respectively, and ($4,000) and ($20,000) for the three and six months ended December 31, 2009, respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

We were subject to a suit brought by Digitechnic, S.A. which was filed in the Bobigny Commercial Court in Paris, in 1999. The claims involve allegations of damages stemming from allegedly defective products. In September 2003, the Bobigny Commercial Court awarded damages of approximately $1.2 million against us. In February 2005, the Paris Court of Appeals reversed the trial court’s ruling, dismissed all of Digitechnic’s claims and awarded costs to us. Digitechnic appealed the decision to the French Supreme Court and asked for $2.4 million for damages. On February 13, 2007, the French Supreme Court reversed the decision of the Paris Court of Appeals, ordering a new hearing before a different panel of the Paris Court of Appeals. In March 2008, we posted a bond in the amount of $3.1 million required by the court. The bond was collateralized by an irrevocable standby letter of credit totaling $1.5 million. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the six months ended December 30, 2009. The Company entered into a settlement agreement with Digitechnic, pursuant to which the Company made a payment of $1.1 million in December 2009.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2010 have not materially changed. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

During fiscal 2010 and the six months ended December 31, 2010, we began to significantly increase our operations in Taiwan and the Netherlands, in part to enable us to manufacture products and provide service closer to our customers’ locations in Europe and Asia. If we fail to effectively manage the transition of manufacturing and service operations to these locations or if we misjudge our ability to utilize this additional capacity, our gross margin and results of operations may suffer.

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

Historically, a substantial majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 53.7% and 56.7% of our net sales in the three and six months ended December 31, 2010, respectively, compare to approximately 68.5% and 68.3% of our net sales in the three and six months ended December 31, 2009, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions. The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and six months ended December 31, 2010, we recorded inventory write-downs charged to cost of sales of $0.6 million and $0.5 million, respectively, and $0.9 million and $1.2 million for the three and six months ended December 31, 2009, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 23.1% and 22.1% of our cost of sales for three and six months ended December 31 2010, respectively, and approximately 26.5% and 24.5% of our cost of sales for the three and six months ended December 31, 2009, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held 1.9% of our outstanding common stock as of December 31, 2010. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to hold a majority of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

As of December 31, 2010, we held $5.4 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA1 at December 31, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2033 to 2040.

Based on our assessment of fair value at December 31, 2010, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2010, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2010 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During three and six months ended December 31, 2010, $0.4 million and $1.3 million of auction rate securities were redeemed at par, respectively.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of December 31, 2010, we had 37.7 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including 11.2 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 12.5 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of January 31, 2011, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 35.4 percent of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

SUPER MICRO COMPUTER, INC.

Date: February 9, 2011	/s/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: February 9, 2011	/s/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)