Form 10-Q
period 2011-03-31
Super Micro Computer, Inc.
filed 2011-05-10
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 30, 2011 there were 38,924,013 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$68,096	$72,644
Short-term investments	59	845
Accounts receivable, net of allowances of $1,618 and $1,210 at March 31, 2011 and June 30, 2010, respectively (including amounts receivable from a related party of $1,104 and $1,201 at March 31, 2011 and June 30, 2010, respectively)	79,766	72,963
Inventory, net	205,641	135,584
Deferred income taxes-current	9,336	9,756
Prepaid income taxes	5,485	2,737
Prepaid expenses and other current assets	3,675	2,328

Total current assets	372,058	296,857
Long-term investments	5,388	5,901
Property, plant and equipment, net	69,639	62,691
Deferred income taxes-noncurrent	2,886	4,825
Restricted assets	403	286
Other assets	11,525	202

Total assets	$461,899	$370,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $37,188 and $19,464 at March 31, 2011 and June 30, 2010, respectively)	$128,542	$95,416
Accrued liabilities	23,236	19,432
Income taxes payable	1,545	3,219
Advances from receivable financing arrangements	957	1,193
Short-term debt	—	18,553
Current portion of long-term debt	555	—
Current portion of capital lease obligations	39	62

Total current liabilities	154,874	137,875
Long-term capital lease obligations-net of current portion	63	46
Long-term debt-net of current portion	27,547	—
Other long-term liabilities	9,821	8,140

Total liabilities	192,305	146,061
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 39,241,472 and 37,493,534 at March 31, 2011 and June 30, 2010, respectively	115,761	100,350
Treasury stock (at cost), 445,028 shares at March 31, 2011 and June 30, 2010	(2,030)	(2,030)
Accumulated other comprehensive loss	(204)	(204)
Retained earnings	156,067	126,585

Total stockholders’ equity	269,594	224,701

Total liabilities and stockholders’ equity	$461,899	$370,762

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales (including related party sales of $2,916 and $2,693 in the three months ended March 31, 2011 and 2010, respectively, and $7,574 and $6,774 in the nine months ended March 31, 2011 and 2010, respectively)	$234,288	$189,276	$682,279	$519,774
Cost of sales (including related party purchases of $39,965 and $31,815 in the three months ended March 31, 2011 and 2010, respectively, and $122,702 and $99,312 in the nine months ended March 31, 2011 and 2010, respectively)	196,432	160,011	571,207	435,691

Gross profit	37,856	29,265	111,072	84,083

Operating expenses:
Research and development	12,202	9,757	34,945	27,138
Sales and marketing	6,538	5,513	19,447	15,185
General and administrative	3,958	3,461	12,589	11,310
Provision for litigation loss	—	—	—	1,089

Total operating expenses	22,698	18,731	66,981	54,722

Income from operations	15,158	10,534	44,091	29,361
Interest and other income, net	21	19	56	77
Interest expense	(161)	(66)	(489)	(289)

Income before income tax provision	15,018	10,487	43,658	29,149
Income tax provision	4,322	2,754	14,176	9,949

Net income	$10,696	$7,733	$29,482	$19,200

Net income per common share:
Basic	$0.28	$0.21	$0.77	$0.53
Diluted	$0.25	$0.18	$0.69	$0.47
Weighted-average shares used in calculation of net income per common share:
Basic	38,268,864	36,219,222	37,674,273	35,563,187
Diluted	42,853,955	41,733,900	41,979,180	40,212,441

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$29,482	$19,200
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,990	3,416
Stock-based compensation expense	5,722	4,778
Excess tax benefits from stock-based compensation	(1,824)	(1,361)
Allowance for doubtful accounts	578	426
Allowance for sales returns	3,844	3,875
Provision for inventory	1,592	1,809
Loss on disposal of property, plant and equipment	—	1
Deferred income taxes	2,359	(1,705)
Gain on short-term investments	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $97 and ($145) during the nine months ended March 31, 2011 and 2010, respectively)	(11,225)	(22,460)
Inventory	(71,649)	(56,177)
Prepaid expenses and other assets	(3,651)	(339)
Accounts payable (including changes in related party balances of $17,724 and $14,075 during the nine months ended March 31, 2011 and 2010, respectively)	32,795	29,995
Income taxes payable, net	740	4,069
Accrued liabilities	3,804	4,280
Other long-term liabilities	1,681	2,012

Net cash used in operating activities	(1,762)	(8,182)

INVESTING ACTIVITIES:
Restricted assets	(117)	1,544
Land deposit	(9,020)	—
Proceeds from investments	1,300	8,940
Purchases of property, plant and equipment	(10,561)	(2,785)

Net cash provided by (used in) investing activities	(18,398)	7,699

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,961	5,112
Excess tax benefits from stock-based compensation	1,824	1,361
Proceeds from long-term debt	23,542	—
Repayment of debt	(13,993)	(9,994)
Payment of obligations under capital leases	(52)	(30)
Advances (payment) under receivable financing arrangements	(236)	470
Minimum tax withholding paid on behalf of employees for restricted stock awards	(1,434)	—

Net cash provided by (used in) financing activities	15,612	(3,081)

Net decrease in cash and cash equivalents	(4,548)	(3,564)
Cash and cash equivalents at beginning of period	72,644	70,295

Cash and cash equivalents at end of period	$68,096	$66,731

Supplemental disclosure of cash flow information:
Cash paid for interest	$454	$290
Cash paid for taxes, net of refunds	9,506	6,036
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	822	411
Equipment purchased under capital leases	46	—
Changes in fair values of investments	—	686

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for future quarters or for the year ending June 30, 2011.

Principles of Consolidation

The condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations and cash flows of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

In October 2009, the FASB issued authoritative guidance on revenue recognition, which is effective prospectively for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative fair value method. The new guidance includes new disclosure requirements on how the application of the relative fair value method affects the timing and amount of revenue recognition. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Note 4. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan (the “2006 Plan”) that increases by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The amendment to the 2006 Plan was approved by the Company’s stockholders in February 2011. This authorized number of shares that may be issued under the 2006 Plan automatically increases on July 1 each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three and nine months ended March 31, 2011, the Company granted options for the purchase of 658,080 and 1,623,750 shares under the 2006 Plan, respectively. At March 31, 2011, 2,198,982 shares of common stock are available for future grant under the 2006 Plan.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 359,282 and 179,641 shares were vested as of March 31, 2011 and June 30, 2010, respectively.

In November 2008, the Committee approved the terms of an Option Exercise Agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer of the Company and Shiow-Meei Liaw, Senior Warehouse Manager of the Company, pursuant to which they exercised fully vested options previously granted to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively, based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over a two-year vesting period. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the awards. The awards were fully vested as of March 31, 2011 and 136,957 shares were vested as of June 30, 2010.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of stock option grants for the three and nine months ended March 31, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Risk-free interest rate	1.76% - 2.12%	1.88% - 1.93%	1.01% - 2.12%	1.88% - 2.10%
Expected life	4.45 years	4.08 years	4.38 - 4.45 years	4.06 - 4.08 years
Dividend yield	0%	0%	0%	0%
Volatility	55.93 - 56.02%	52.96% - 53.03%	54.50% - 57.02%	52.96% - 55.01%
Weighted-average fair value	$6.07	$5.11	$5.74	$4.23

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Cost of sales	$203	$108	$570	$410
Research and development	1,082	901	2,874	2,327
Sales and marketing	255	172	786	625
General and administrative	528	359	1,492	1,416

Stock-based compensation expense before taxes	2,068	1,540	5,722	4,778
Income tax impact	(598)	(380)	(964)	(811)

Stock-based compensation expense, net	$1,470	$1,160	$4,758	$3,967

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

Stock Option and Awards Activity

The following table summarizes stock option activity during the nine months ended March 31, 2011 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2010	12,124,945	$6.34	5.94	$89,283
Granted	1,623,750	12.47
Exercised	(1,579,315)	3.79
Forfeited or cancelled	(189,032)	10.21

Outstanding at March 31, 2011	11,980,348	7.44	6.01	104,074
Vested and expected to vest at March 31, 2011	11,437,797	7.27	5.90	101,326
Exercisable at March 31, 2011	8,098,866	5.94	4.71	82,074

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total intrinsic value of options exercised was $11,753,000 and $15,245,000 for the three and nine months ended March 31, 2011, respectively, and $7,118,000 and $12,005,000 for the three and nine months ended March 31, 2010, respectively. As of March 31, 2011, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted to employees and non-employee directors was approximately $16,366,000, which will be recognized over a weighted-average vesting period of approximately 2.42 years.

The following table summarizes the Company’s restricted stock award activity for the nine months ended March 31, 2011:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2010	855,523	$9.79
Granted	—	—
Vested	(316,600)	8.32
Forfeited	—	—

Nonvested stock at March 31, 2011	538,923	10.66

The intrinsic value of restricted stock awards vested was $0 and $2,633,000 for the three and nine months ended March 31, 2011, respectively, and $0 and $2,633,000 for the three and nine months ended March 31, 2010, respectively. The total intrinsic value of the outstanding restricted stock awards was $5,745,000 and $8,376,000 as of March 31, 2011 and June 30, 2010, respectively. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 538,923 shares as of March 31, 2011.

Note 5. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$10,696	$7,733	$29,482	$19,200
Unrealized gains on investments, net of taxes	—	—	—	416

Total comprehensive income	$10,696	$7,733	$29,482	$19,616

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Basic net income per common share calculation
Net income	$10,696	$7,733	$29,482	$19,200
Less: Undistributed earnings allocated to participating securities	(149)	(178)	(500)	(451)

Net income attributable to common shares—basic	$10,547	$7,555	$28,982	$18,749

Weighted-average number of common shares used to compute basic net income per common share	38,269	36,219	37,674	35,563

Basic net income per common share	$0.28	$0.21	$0.77	$0.53

Diluted net income per common share calculation
Net income	$10,696	$7,733	$29,482	$19,200
Less: Undistributed earnings allocated to participating securities	(133)	(155)	(449)	(400)

Net income attributable to common shares—diluted	$10,563	$7,578	$29,033	$18,800

Weighted-average number of common shares used to compute basic net income per common share	38,269	36,219	37,674	35,563
Dilutive effect of options to purchase common stock	4,585	5,515	4,305	4,649

Weighted-average number of common shares used to compute diluted net income per common share	42,854	41,734	41,979	40,212

Diluted net income per common share	$0.25	$0.18	$0.69	$0.47

For the three and nine months ended March 31, 2011 and 2010, the Company had stock options outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 2,254,000 and 3,329,000 for the three and nine months ended March 31, 2011, respectively, and 1,133,000 and 2,677,000 for three and nine months ended March 31, 2010, respectively.

Note 7. Balance Sheet Components (in thousands)

Inventory:

	March 31, 2011	June 30, 2010
Finished goods	$140,164	$88,392
Work in process	16,947	8,540
Purchased parts and raw materials	48,530	38,652

Total inventory, net	$205,641	$135,584

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recorded a provision for excess and obsolete inventory totaling $1,103,000 and $1,592,000 in the three and nine months ended March 31, 2011, respectively, and $659,000 and $1,809,000 in the three and nine months ended March 31, 2010, respectively.

Property, Plant and Equipment:

	March 31, 2011	June 30, 2010
Land	$35,302	$27,186
Buildings	28,071	29,645
Building and leasehold improvements	3,645	3,335
Machinery and equipment	16,052	12,689
Furniture and fixtures	3,347	2,882
Purchased software	2,330	2,107

	88,747	77,844
Accumulated depreciation and amortization	(19,108)	(15,153)

Property, plant and equipment, net	$69,639	$62,691

In June 2010, the Company purchased three buildings in San Jose, California. The preliminary values allocated to the land and buildings were $7,966,000 and $10,537,000, respectively, as of June 30, 2010 which were subject to the completion of a cost segregation study. Based on the cost segregation study completed in September 2010, the purchase values allocated to the land and buildings were $9,540,000 and $8,963,000, respectively. In August 2010, the Company purchased land in Taiwan, consisting of approximately 4.7 acres. The purchase price is $6,137,000 and the Company plans to develop the land during fiscal year 2011 and 2012 for manufacturing and service operations.

The cost of assets under capital leases was $195,000 and $176,000 as of March 31, 2011 and June 30, 2010 and related accumulated amortization was $60,000 and $53,000, respectively.

Other Assets:

Other assets consist primarily of a deposit for land in Taiwan totaling $9,020,000 that is adjacent to the land that was purchased in August 2010 and a long-term prepaid royalty license of $2,056,000. The title to the land in Taiwan is expected to transfer in the quarter ending September 30, 2011.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Balance, beginning of period	$4,765	$3,878	$4,564	$3,579
Provision for warranty	2,181	2,045	7,039	5,654
Costs charged to accrual	(2,085)	(1,630)	(6,092)	(4,661)
Change in estimated liability for pre-existing warranties	(160)	(162)	(810)	(441)

Balance, end of period	$4,701	$4,131	$4,701	$4,131

Note 8. Short-term and Long-term Investments

As of March 31, 2011 and June 30, 2010, the Company held $5,388,000 and $6,688,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA1 at March 31, 2011 and AAA or BAA3 at June 30, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2033 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2011, $5,388,000 of these auction rate securities have been classified as long-term available-for-sale investments. As of June 30, 2010, $5,901,000 of these auction rate securities were classified as long-term available-for-sale investments and the remaining $787,000 were classified as short-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of March 31, 2011 and June 30, 2010. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was no change in fair value of its auction rate securities during the three and nine months ended March 31, 2011, and a recovery in fair value of its auction rate securities of $0 and $686,000 during the three and nine months ended March 31, 2010, respectively, and a cumulative total decline of $337,000 as of March 31, 2011 and June 30, 2010. That amount has been recorded as a component of other comprehensive income. The accumulated unrealized loss on the auction rate securities as of March 31, 2011 and June 30, 2010 was $204,000, net of deferred income taxes. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analyses. During the three and nine months ended March 31, 2011, $0 and $1,300,000 of these auction rate securities were redeemed at par, respectively, and $200,000 and $8,940,000 were redeemed at par during the three and nine months ended March 31, 2010, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying securities in active markets. The Company’s short-term and long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of March 31, 2011 and June 30, 2010. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 8 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of March 31, 2011 and June 30 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

March 31, 2011	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$5,982	$—	$—	$5,982
Auction rate securities	—	—	5,388	5,388

Total	$5,982	$—	$5,388	$11,370

June 30, 2010	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$29,646	$—	$—	$29,646
Auction rate securities	—	—	6,688	6,688

Total	$29,646	$—	$6,688	$36,334

The above table excludes $62,115,000 and $42,997,000 of cash and $461,000 and $345,000 of certificates of deposit held by the Company as of March 31, 2011 and June 30, 2010, respectively.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Balance as of beginning of period	$5,388	$6,590	$6,688	$14,644
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—	—	686
Sales and settlements at par	—	(200)	(1,300)	(8,940)
Transfers in and/or out of Level 3	—	—	—	—

Balance as of end of period	$5,388	$6,390	$5,388	$6,390

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of the Company’s short-term investments as of March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$59	$—	$—	$59

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate securities	800	—	(13)	787

Total	$858	$—	$(13)	$845

The following is a summary of the Company’s long-term investments as of March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$5,725	$—	$(337)	$5,388

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$6,225	$—	$(324)	$5,901

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2011 and June 30, 2010, due to the variable interest rates on the Company’s outstanding debt, the carrying value of $28,102,000 and $18,553,000, respectively, approximated fair value.

Note 10. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled $5,412,000 and $18,244,000 for the three and nine months ended March 31, 2011, respectively, and $5,685,000 and $19,705,000 for the three and nine months ended March 31, 2010, respectively. At March 31, 2011 and June 30, 2010, $957,000 and $1,193,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.40% to 13.80% and 11.70% to 13.80% per annum, depending on the customers’ credit ratings, at March 31, 2011 and June 30, 2010, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Short-term and Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	March 31, 2011	June 30, 2010
Line of credit	$14,366	$18,553
Term loan	13,736	—
Capital leases	102	108

Total	28,204	18,661
Current portion	(594)	(18,615)

Long-term portion	$27,610	$46

In June 2010, the Company obtained a revolving line of credit totaling $25,000,000 that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company used $18,553,000 of the line of credit to purchase three buildings in San Jose, California and was required to obtain a mortgage loan to pay down this line of credit by December 2010. The loan is secured by all the Company’s assets except for the three buildings purchased in San Jose, California. In December 2010, the Company repaid $13,854,000 of the line of credit by obtaining a new term loan from another bank for $13,875,000 and the remaining $4,699,000 of the line of credit has been extended to be paid-off by June 15, 2013. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through October 1, 2013 with an interest rate at the LIBOR rate plus 1.75% per annum. The LIBOR rate was 0.26% at March 31, 2011.

In March 2011, the Company drew an additional $9,667,000 of the line of credit with an interest rate at the TAIBOR rate plus 1.375% per annum and paid $9,020,000 for a deposit to purchase land in Taiwan that is adjacent to the land that was purchased in August 2010. The title to the land in Taiwan is expected to transfer in the quarter ending September 30, 2011. The TAIBOR rate was 0.76% at March 31, 2011. As of March 31, 2011 and June 30, 2010, the total outstanding borrowings under these loans were $28,102,000 and $18,553,000, respectively. As of March 31, 2011, the unused revolving line of credit was $10,634,000 million and we were in compliance with the financial covenants associated with these loans.

As of March 31, 2011 and June 30, 2010, the Company’s total assets excluding the net book value of the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit were $443,568,000 and $352,259,000, respectively. As of March 31, 2011, the gross cost and net book value of the land, building and related improvements collateralizing the term loan were $18,503,000 and $18,331,000, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.1% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members owned approximately 35.9% of Ablecom at March 31, 2011 and June 30, 2010.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $39,965,000 and $122,702,000 and sold products to Ablecom totaling $2,916,000 and $7,574,000 for the three and nine months ended March 31, 2011, respectively. The Company purchased products from Ablecom totaling $31,815,000 and $99,312,000 and sold products to Ablecom totaling $2,693,000 and $6,774,000 for the three and nine months ended March 31, 2010, respectively.

Amounts owed to the Company by Ablecom as of March 31, 2011 and June 30, 2010, were $1,104,000 and $1,201,000, respectively. Amounts owed to Ablecom by the Company as of March 31, 2011 and June 30, 2010, were $37,188,000 and $19,464,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 50 and 92 days of invoice. For the three and nine months ended March 31, 2011, the Company received $48,000 from Ablecom for penalty charges and paid $944,000 and $3,153,000, respectively, in tooling assets and miscellaneous costs to Ablecom. For the three and nine months ended March 31, 2010, the Company received $141,000 and $147,000, respectively, from Ablecom for penalty charges and paid approximately $667,000 and $1,913,000, respectively, in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

For the three and nine months ended March 31, 2011, the Company paid Ablecom $4,510,000 related to the land deposit in Taiwan which Ablecom paid to the seller on behalf of the Company. The amount paid to Ablecom represented Ablecom’s cost and the fair market value of the land.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $33,608,000 and $35,266,000 at March 31, 2011 and June 30, 2010, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Non-Management Director — For the three and nine months ended March 31, 2011, the Company had sales to Mentor Graphics of $0 and $115,000, respectively, and $117,000 and $484,000 for the three and nine months ended March 31, 2010. The Company purchased a product from Mentor Graphics totaling $10,000 and $18,000 for the three and nine months ended March 31, 2011, respectively, and $0 and $68,000 for the three and nine months ended March 31, 2010, respectively. Gregory Hinckley, a member of the Company’s board of directors, is president of Mentor Graphics. As of March 31, 2011 and June 30, 2010, the amount owed to the Company by Mentor Graphics was $0 and $87,000, respectively.

Note 13. Income Taxes

The Company recorded provisions for income taxes of $4,322,000 and $14,176,000 for the three and nine months ended March 31, 2011, respectively, and $2,754,000 and $9,949,000 for the three and nine months ended March 31, 2010, respectively. The effective tax rate was 28.8% and 32.5% for the three and nine months ended March 31, 2011, respectively, and 26.3% and 34.1% for the three and nine months ended March 31 2010, respectively. The effective tax rate of 28.8% and 32.5 % are estimated to be lower than the Federal statutory rate primarily due to the reinstatement of Federal research & development tax credits and domestic production activities deduction which were partially offset by the impact of state taxes and stock option expenses. In March 2011, the Federal research and development tax credit was retroactively reinstated from March 31, 2010 to March 31, 2011.

As of March 31, 2011, the Company had a liability for gross unrecognized tax benefits of $7,956,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three and nine months ended March 31, 2011, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of March 31, 2011, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $665,000. During the three and nine months ended March 31, 2011, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

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

Purchase Commitments — In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through 2011. As of March 31, 2011 and June 30, 2010, these remaining non-cancelable commitments were $100,179,000 and $92,108,000, respectively, which will be paid within a year.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2011 and 2010, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales:
United States	$125,488	$112,359	$385,194	$310,855
Europe	54,727	40,419	157,987	112,582
Asia	46,617	29,425	116,712	78,262
Other	7,456	7,073	22,386	18,075

	$234,288	$189,276	$682,279	$519,774

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	March 31, 2011	June 30, 2010
Long-lived assets:
United States	$59,028	$59,129
Taiwan	10,013	804
Other	598	2,758

	$69,639	$62,691

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$74,613	31.8%	$63,577	33.6%	$246,094	36.1%	$180,218	34.7%
Subsystems and accessories	159,675	68.2%	125,699	66.4%	436,185	63.9%	339,556	65.3%

Total	$234,288	100.0%	$189,276	100.0%	$682,279	100.0%	$519,774	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales. No customer accounted for greater than 10% of the Company’s accounts receivable as of March 31, 2011 and one customer accounted for 10.2% of the Company’s accounts receivable as of June 30, 2010, respectively.

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. Since 2000, we have gradually shifted our focus and resources to designing, developing, manufacturing and selling application optimized server systems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $74.6 million and $246.1 million for the three and nine months ended March 31, 2011, respectively, and $63.6 million and $180.2 million for the three and nine months ended March 31, 2010, respectively. Net sales of subsystems and accessories were $159.7 million and $436.2 million for the three and nine months ended March 31, 2011, respectively, and $125.7 million and $339.6 million for the three and nine months ended March 31, 2010, respectively. The increase in our net sales in the three and nine months ended March 31, 2011 compared with the three and nine months ended March 31, 2010 was primarily attributable to the server refresh cycle and increased sales across our product lines. The growth on a percentage basis was primarily in our SuperBlade, GPU and storage solutions.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $234.3 million and $682.3 million for the three and nine months ended March 31, 2011, respectively, and $189.3 and $519.8 million for the three and nine months ended March 31, 2010, respectively. Our net income was $10.7 million and $29.5 million for the three and nine months ended March 31, 2011, respectively and $7.7 million and $19.2 million for the three and nine months ended March 31, 2010, respectively. Our increase in profitability in the three and nine months ended March 31, 2011 was primarily attributable to the increase in our gross profit resulting from our increased net sales and to a lesser extent to the lower effective tax rate resulting from the reinstatement of the Federal research and development tax credit in the three and nine months ended March 31, 2011.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 60.5% and 58.0% of our net sales from products sold to distributors, and 39.5% and 42.0% from sales to OEMs and to end customers for the three and nine months ended March 31, 2011, respectively, and 69.4% and 68.7% of our net sales from products sold to distributors, and 30.6% and 31.3% from sales to OEMs and to end customers for the three and nine months ended March 31, 2010, respectively. None of our customers accounted for 10% or more of our net sales in the three or nine months ended March 31, 2011 and 2010. We derived approximately 53.6% and 56.5% of our net sales from customers in the United States for the three and nine months ended March 31, 2011, respectively, and 59.4% and 59.8% of our net sales from customers in the United States for the three and nine months ended March 31, 2010, respectively. We derived approximately 46.4% and 43.5% of our net sales from customers outside the United States for the three and nine months ended March 31, 2011, respectively, and approximately 40.6% and 40.2% of our net sales from customers outside the United States for the three and nine months ended March 31, 2010, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 5.2% and 5.1% of our net sales for the three and nine months ended March 31, 2011, respectively, and 5.2% of our net sales for both the three and nine months ended March 31, 2010.

We use several suppliers and contract manufacturers to design and manufacture subsystems and accessories in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2010, we continued to invest in expanding our operations both in San Jose, California and at our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers and we plan to continue expanding our overseas manufacturing capacity in fiscal year 2011 and 2012. One of our key suppliers is

Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and nine months ended March 31, 2011, our purchases from Ablecom represented approximately 20.3% and 21.5% of our cost of sales, respectively, compared to approximately 19.9% and 22.8% of our cost of sales for the three and nine months ended March 31, 2010, respectively. The increase in percentage of cost of sales in the three months ended March 31, 2011, was primarily related to a higher volume of chassis purchases from Ablecom to support our growth in server solutions and chassis sales. The decrease in percentage of cost of sales in the nine months ended March 31, 2011 was primarily related to server systems sales composing a higher percentage of our net sales and a change in product mix which resulted in a higher percentage of server subsystems and accessories being purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the third quarter of fiscal year 2011:

•

Net cash used in operating activities was $22.7 million and $1.8 million during the three and nine months ended March 31, 2011, respectively, and $19.7 million and $8.2 million during the three and nine months ended March 31, 2010, respectively. Our cash and cash equivalents, together with our investments, were $73.5 million at the end of the third quarter of fiscal year 2011, compared with $79.4 million at the end of fiscal year 2010.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the third quarter of fiscal year 2011 was 31 days, compared with 30 days at the end of fiscal year 2010.

•

Our inventory balance was $205.6 million at the end of the third quarter of fiscal year 2011, compared with $135.6 million at the end of fiscal year 2010. Days sales of inventory (“DSI”) at the end of the third quarter of fiscal year 2011 was 92 days, compared with 67 days at the end of fiscal year 2010. The increase in our inventory balance at the end of the third quarter of fiscal year 2011 was in part in preparation of our anticipated net sales growth in the fourth quarter of fiscal year 2011, in part due to our increasing manufacturing activities in the Netherlands and Taiwan and additional purchases of system accessories to minimize risk of supply chain disruption by the recent earthquake in Japan. Our purchase commitments with contract manufacturers and suppliers were $100.2 million at the end of the third quarter of fiscal year 2011 and $92.1 million at the end of fiscal year 2010.

•

In March 2011, the Company drew an additional $9.7 million of the revolving line of credit and paid $9.0 million as a deposit to purchase land in Taiwan that is adjacent to the land that was purchased in August 2010. Title to the land is expected to transfer in the first quarter of fiscal year 2012.

We believe that our cash position, our balance sheet, our visibility into our supply chain and our financing capabilities position us well to operate in the next 12 months.

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

Interest and other income, net. Interest and other income, net represents the net of our interest income on investments or interest expense on the building loans for our own facilities offset by interest earned on our cash and investments balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to tax benefit stock option expenses/deductions, research and development tax credits and the domestic production activities deduction.

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

Revenue recognition. We recognize revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. Our standard arrangement with our customers includes a signed purchase order or contract, free-on-board shipping point terms, except for a few customers who have free-on-board destination terms or customer acceptance provisions, and revenue is recognized when the products arrive or accepted at the destination, 30 to 60 days payment terms. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, we have a sale arrangement with an OEM that has limited product return rights. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

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

Impairment of short-term and long-term investments. Impairment of short-term and long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the securities with the stated maturity less than a year, the securities were classified as short-term available-for-sale investments. We have used a discounted cash flow model to estimate the fair value of these investments as of March 31, 2011 and June 30, 2010. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 2% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. The accumulated unrealized loss as of March 31, 2011 and June 30, 2010 was $0.2 million, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $4.7 million and $4.6 million as of March 31, 2011 and June 30, 2010, respectively. The provision for warranty reserve was $2.2 million and $7.0 million in the three and nine months ended March 31, 2011, respectively, and $2.0 million and $5.7 million in the three and nine months ended March 31, 2010, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was a decrease of $0.2 million and $0.8 million in the three and nine months ended March 31, 2011, respectively, and $0.2 million and $0.4 million in the three and nine months ended March 31, 2010, respectively. As a result of our increase in net sales in the three and nine months ended March 31, 2011, the provision for warranty reserve increased $0.1 million and $1.4 million compared to the three and nine months ended March 31, 2010, respectively. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold given the estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $1.1 million and $1.6 million in the three and nine months ended March 31, 2011, respectively, and $0.7 million and $1.8 million in the three and nine months ended March 31 2010, respectively.

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

Stock-based compensation. The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense for options granted to employees after July 1, 2006, was $2.1 million and $5.7 million for the three and nine months ended March 31, 2011, respectively, and $1.5 million and $4.7 million for the three and nine months ended March 31, 2010, respectively.

As of March 31, 2011, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted to employees and non-employee directors, was $16.4 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.42 years. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.8	84.5	83.7	83.8

Gross profit	16.2	15.5	16.3	16.2

Operating expenses:
Research and development	5.2	5.2	5.1	5.2
Sales and marketing	2.8	2.9	2.9	2.9
General and administrative	1.7	1.8	1.8	2.2
Provision for litigation loss	—	—	—	0.2

Total operating expenses	9.7	9.9	9.8	10.5

Income from operations	6.5	5.6	6.5	5.7
Interest and other income, net	—	—	—	—
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)

Income before income tax provision	6.4	5.5	6.4	5.6
Income tax provision	1.8	1.4	2.1	1.9

Net income	4.6%	4.1%	4.3%	3.7%

Comparison of Three Months Ended March 31, 2011 and 2010

Net sales. Net sales increased by $45.0 million, or 23.8%, to $234.3 million from $189.3 million, for the three months ended March 31, 2011 and 2010, respectively. This increase was due primarily to an increase in unit volumes of server systems and subsystems and accessories offset in part by a decrease in the average selling price of server systems.

For the three months ended March 31, 2011, the approximate number of server system units sold increased 23.3% to 53,000 compared to 43,000 for the three months ended March 31, 2010. The average selling price of server system units decreased 6.7% to approximately $1,400 in the three months ended March 31, 2011 compared to approximately $1,500 in the three months ended March 31, 2010. The average selling prices of our server systems decreased principally due to declines in average selling prices of 6000 Series configuration of servers and more mature products, offset in part by an increase in average selling prices of our sales of complete integrated- high-end server solutions to OEM and end customers and higher average selling prices of SuperBlades. Sales of server systems increased by $11.0 million or 17.4% from the three months ended March 31, 2010 to the three months ended March 31, 2011, primarily due to higher sales of SuperBlades, 1000 and 2000 Series configuration of servers including GPU solutions. Sales of server systems represented 31.8% of our net sales for the three months ended March 31, 2011 as compared to 33.6% of our net sales for the three months ended March 31, 2010.

For the three months ended March 31, 2011, the approximate number of subsystems and accessories units sold increased 36.9% to 1,150,000 compared to 840,000 for the three months ended March 31, 2010. Sales of subsystems and accessories units increased by $34.0 million or 27.0% from the three months ended March 31, 2010 to the three months ended March 31, 2011, primarily related to customers purchasing additional inventory due to some uncertainty with regards to the effect of the recent earthquake in Japan on the global supply chain for components manufactured in Japan. Sales of subsystems and accessories represented 68.2% of our net sales for the three months ended March 31, 2011 as compared to 66.4% of our net sales for the three months ended March 31, 2010.

We believe that the increase in our net sales in the three months ended March 31, 2011 was primarily attributable to the server refresh cycle and increased sales across our product lines including our growth in SuperBlade, GPU and storage solutions. For the three months ended March 31, 2011 and 2010, we derived approximately 60.5% and 69.4%, respectively, of our net sales from products sold to distributors and we derived approximately 39.5% and 30.6%, respectively, from sales to OEMs and to end customers. For the three months ended March 31, 2011, customers in the United States, Europe, and Asia accounted for approximately 53.6%, 23.3% and 19.9%, of our net sales, respectively, as compared to 59.4%, 21.4% and 15.5%, respectively, for the three months ended March 31, 2010.

Cost of sales. Cost of sales increased by $36.4 million, or 22.8%, to $196.4 million from $160.0 million, for the three months ended March 31, 2011 and 2010, respectively. Cost of sales as a percentage of net sales was 83.8% and 84.5% for the three months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $1.3 million in freight-in charges associated with our growth in volume of products shipped at higher peak season rates, an increase of $0.9 million in our overseas production overhead, an increase of $0.1 million in provision for warranty reserve and an increase of $0.4 million in provision for inventory reserve. In the three months ended March 31, 2011, we recorded a $2.2 million expense, or 0.9% of net sales, related to the provision for warranty reserve as compared to $2.0 million, or 1.1% of net sales, in the three months ended March 31, 2010. The increase in the provision for warranty reserve was primarily due to higher net sales in the three months ended March 31, 2011. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or a change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or less than expected, our gross margin would be affected. In the three months ended March 31, 2011, we recorded a $1.1 million expense, or 0.5% of net sales, related to the inventory provision as compared to $0.7 million expense, or 0.3% of net sales, in the three months ended March 31, 2010. The increase in the inventory provision was primarily for older products as a result of product transitions.

Research and development expenses. Research and development expenses increased by $2.4 million, or 25.1%, to $12.2 million from $9.8 million for the three months ended March 31, 2011 and 2010, respectively. Research and development expenses were 5.2% of net sales for the three months ended March 31, 2011 and 2010. The increase in absolute dollars was primarily due to an increase of $2.0 million in compensation and benefits, including higher stock-based compensation expense, resulting from growth in research and development personnel to support the expansion of our operations in San Jose, the Netherlands and Taiwan, and an increase of $0.1 million in development costs associated with new products including our new X9 generation server boards and chassis designed for optimizing the new processor technology.

Research and development expenses include stock-based compensation expense of $1.1 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $1.0 million, or 18.6%, to $6.5 million from $5.5 million, for the three months ended March 31, 2011 and 2010, respectively. Sales and marketing expenses were 2.8% and 2.9% of net sales for the three months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $0.7 million in compensation and benefits resulting from growth in sales and marketing personnel and an increase of $0.1 million in advertising and promotion expenses.

Sales and marketing expenses include stock-based compensation expense of $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

General and administrative expenses. General and administrative expenses increased by $0.5 million, or 14.4%, to $4.0 million from $3.5 million, for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses were 1.7% and 1.8% of net sales for three months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $0.6 million in compensation and benefits offset in part by an increase of $0.3 million in rental income.

General and administrative expenses include stock-based compensation expense of $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

Interest and other expense, net. Interest and other expense, net increased by $0.1 million, to $0.1 million of expense from $47,000 of expense, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, of which $0.2 million and $0.1 million was interest expense for the three months ended March 31, 2011 and 2010, respectively. The net change was primarily due to higher interest expense as we borrowed $18.6 million to purchase three buildings in San Jose in June 2010 and $9.7 million in March 2011 to pay $9.0 million for a deposit related to land in Taiwan. As of March 31, 2011, our total outstanding borrowing was $28.1 million. We expect that our interest expense will increase in the future as we plan to obtain additional financing from banks to fund the construction of the Taiwan facilities and the expansion of our headquarters office in San Jose.

Provision for income taxes. Provision for income taxes increased $1.6 million, or 56.9% to $4.3 million from $2.8 million for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate was 28.8% and 26.3% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate of 28.8% is estimated to be lower than the Federal statutory rate primarily due to the reinstatement of Federal research and development tax credits and domestic production activities deduction which were partially offset by the impact of state taxes and stock option expenses.

Comparison of Nine Months Ended March 31, 2011 and 2010

Net sales. Net sales increased by $162.5 million, or 31.3%, to $682.3 million from $519.8 million, for the nine months ended March 31, 2011 and 2010, respectively. This increase was due primarily to an increase in average selling prices of server systems and an increase in unit volumes of server systems and subsystems and accessories.

For the nine months ended March 31, 2011, the approximate number of server system units sold increased 27.3% to 163,000 compared to 128,000 for the nine months ended March 31, 2010. The average selling price of server system units increased 7.1% to approximately $1,500 in the nine months ended March 31, 2011 compared to approximately $1,400 in the nine months ended March 31, 2010. The average selling prices of our server systems increased principally due to an increase in our sales of complete integrated, high-end server solutions to OEM and end customers and higher average selling prices of 1000, 2000, 6000 and 7000 Series configuration of servers which incorporated additional features such as higher density, memory and hard disk drive capacity and higher average selling prices of SuperBlades. Sales of server systems increased by $65.9 million or 36.6% from the nine months ended March 31, 2010 to the nine months ended March 31, 2011, primarily due to higher sales to OEM and end customers, higher sales of 1000, 2000, 6000 and 7000 Series configuration of servers including 2U Twin, 2U Twin², GPU and storage solutions and higher sales of SuperBlades. Sales of server systems represented 36.1% of our net sales for the nine months ended March 31, 2011 as compared to 34.7% of our net sales for the nine months ended March 31, 2010.

For the nine months ended March 31, 2011, the approximate number of subsystems and accessories units sold increased 6.7% to 2,453,000 compared to 2,298,000 for the nine months ended March 31, 2010. Sales of subsystems and accessories increased by $96.6 million or 28.5% from the nine months ended March 31, 2010 to the nine months ended March 31, 2011, primarily due to higher sales of bundled server solutions to OEM and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 63.9% of our net sales for the nine months ended March 31, 2011 as compared to 65.3% of our net sales for the nine months ended March 31, 2010.

We believe that the increase in our net sales in the nine months ended March 31, 2011 was primarily attributable to the server refresh cycle and increased sales across our product lines including our growth in SuperBlade, GPU and storage solutions. For the nine months ended March 31, 2011 and 2010, we derived approximately 58.0% and 68.7%, respectively, of our net sales from products sold to distributors and we derived approximately 42.0% and 31.3%, respectively, from sales to OEMs and to end customers. For the nine months ended March 31, 2011, customers in the United States, Europe and Asia accounted for approximately 56.5%, 23.2% and 17.1%, of our net sales, respectively, as compared to 59.8%, 21.7% and 15.0%, respectively, for the nine months ended March 31, 2010.

Cost of sales. Cost of sales increased by $135.5 million, or 31.1%, to $571.2 million from $435.7 million, for the nine months ended March 31, 2011 and 2010, respectively. Cost of sales as a percentage of net sales was 83.7% and 83.8% for the nine months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $5.7 million in freight-in charges, an increase of $2.9 million in our overseas production overhead and an increase of $1.4 million in provision for warranty reserve offset in part by a decrease of $0.2 million in provision for inventory reserve. In the nine months ended March 31, 2011, we recorded a $7.0 million expense, or 1.0% of net sales, related to the provision for warranty reserve as compared to $5.7 million, or 1.1 % of net sales, in the nine months ended March 31, 2010. The increase in the provision for warranty reserve was primarily due to higher net sales in the nine months ended March 31, 2011. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected. In the nine months ended March 31, 2011, we recorded a $1.6 million expense, or 0.2% of net sales, related to the inventory provision as compared to $1.8 million, or 0.3% of net sales, in the nine months ended March 31, 2010. The decrease in the inventory provision was primarily due to our continuous improvement in inventory control and product focus and an increase in sales of our previously reserved inventory in the nine months ended March 31, 2011.

Research and development expenses. Research and development expenses increased by $7.8 million, or 28.8%, to $34.9 million from $27.1 million, for the nine months ended March 31, 2011 and 2010, respectively. Research and development expenses were 5.1% and 5.2% of net sales for the nine months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $6.1 million in compensation and benefits resulting from our growth in research and development personnel, including higher stock-based compensation expense and an increase of $1.2 million in development costs associated with new products including our new X9 generation server boards and chassis designed for optimizing the new processor technology.

Research and development expenses include stock-based compensation expense of $2.9 million and $2.3 million for the nine months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to the growth in research and development personnel related to expanded product development initiatives.

Sales and marketing expenses. Sales and marketing expenses increased by $4.3 million, or 28.1%, to $19.4 million from $15.2 million, for the nine months ended March 31, 2011 and 2010, respectively. Sales and marketing expenses were 2.9% of net sales for the nine months ended March 31, 2011 and 2010. The increase in absolute dollars was primarily due to an increase of $2.9 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, an increase of $0.7 million in advertising and promotion expenses, an increase of $0.4 million in trade show and travel expenses, an increase of $0.2 million in freight out charges and an increase of $0.1 million in cooperative marketing funding to customers.

Sales and marketing expenses include stock-based compensation expense of $0.8 million and $0.6 million for the nine months ended March 31, 2011 and 2010, respectively.

General and administrative expenses. General and administrative expenses increased by $1.3 million, or 11.3%, to $12.6 million from $11.3 million, for the nine months ended March 31, 2011 and 2010, respectively. General and administrative expenses were 1.8% and 2.2% of net sales for the nine months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $1.6 million in compensation and benefits, including higher stock-based compensation expense resulting from our growth in general and administrative personnel, an increase of $0.5 million in legal fees, an increase of $0.2 million in bad debt expenses offset in part by an increase of $0.5 million in rental income and an increase of $0.5 million in foreign currency transaction gain.

General and administrative expenses include stock-based compensation expense of $1.5 million and $1.4 million for the nine months ended March 31, 2011 and 2010, respectively.

Provision for litigation loss. Loss from litigation decreased to $0 from $1.1 million, for the nine months ended March 31, 2011 and 2010, respectively. The decrease was related to the Digitechnic lawsuit. In October 2009, the Paris Court of Appeals awarded damages of approximately $1.1 million against the Company. A provision of $1.1 million for litigation loss was recorded in the nine months ended March 31, 2010, and the Company paid the amount in December 2009. (See Note 14 of Notes to Condensed Consolidated Financial Statements.)

Interest and other expense, net. Interest and other expense, changed by $0.2 million, to $0.4 million of expense from $0.2 million of expense, for the nine months ended March 31, 2011 compared to the same period in 2010, respectively, of which $0.5 million and $0.3 million was interest expense for the nine months ended March 31, 2011 and 2010, respectively. The net change was primarily due to higher interest expense as we used $18.6 million of the revolving line of credit to purchase three buildings in San Jose, California in June 2010 and drew an additional $9.7 million of the line of credit in March 2011 to pay $9.0 million for a deposit related to land in Taiwan. In December 2010, we repaid $13.9 million of the line of credit by obtaining a term loan. As of March 31, 2011, the total outstanding borrowing from the line of credit and the term loan was $28.1 million. We expect that our interest expense will increase in the future as we plan to obtain additional financing from banks to fund the construction of the Taiwan facilities and the expansion of the headquarters office in San Jose.

Provision for income taxes. Provision for income taxes increased by $4.2 million, or 42.5%, to $14.2 million from $9.9 million, for the nine months ended March 31, 2011 and 2010, respectively. The effective tax rate was 32.5% and 34.1% for the nine months ended March 31, 2011 and 2010, respectively. The effective tax rate was lower primarily due to the reinstatement of Federal research and development tax credits and domestic production activities deduction which were partially offset by the impact of state taxes and stock option expenses.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have from time to time utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash, cash equivalents and short-term investments were $68.2 million and $73.5 million as of March 31, 2011 and June 30, 2010, respectively.

Operating Activities. Net cash used in operating activities was $1.8 million and $8.2 million for the nine months ended March 31, 2011 and 2010, respectively. Net cash used in our operating activities for the nine months ended March 31, 2011 consisted of an increase in inventory of $71.6 million, an increase in accounts receivable of $11.2 million, which was substantially offset by our net income of $29.5 million, an increase in accounts payable of $32.8 million, stock-based compensation expense of $5.7 million, depreciation expense of $4.0 million, an allowance for sales returns of $3.8 million and an increase in accrued liabilities of $3.8 million. Net cash used in our operating activities for the nine months ended March 31, 2010 consisted of an increase in inventory of $56.2 million and an increase in accounts receivable of $22.5 million, which was substantially offset by our net income of $19.2 million, an increase in accounting payable of $30.0 million, stock-based compensation expense of $4.8 million, an increase in accrued liabilities of $4.3 million, an increase in income taxes payable, net of $4.1 million, an allowance for sales returns of $3.9 million and a depreciation expense of $3.4 million.

The increase for the nine months ended March 31, 2011 and 2010 in accounts receivable was primarily due to higher net sales during the nine months ended March 31, 2011 and 2010. The increase for the nine months ended March 31, 2011 and 2010 in inventory, accounts payable and accrued liabilities was in part due to an increase in demand for our products resulting from a recovering economy, in part to support our growth and in part due to our increasing manufacturing activities in the Netherlands and Taiwan. The increase for the nine months ended March 31, 2011 in inventory, accounts payable and accrued liabilities was also in part due to additional purchases of system accessories to minimize risk of supply chain disruption by the recent earthquake in Japan. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

Investing activities. Net cash provided by (used in) our investing activities was ($18.4) million and $7.7 million for the nine months ended March 31, 2011 and 2010, respectively. In the nine months ended March 31, 2011, $10.6 million was related to the purchase of property, plant and equipment including $6.1 million related to the land purchased in Taiwan in August 2010 and $9.0 million was related to a deposit for land in Taiwan that is adjacent to the land that was purchased in August 2010. In the nine months ended March 31, 2011, the redemption at par of investment in auction rate securities was $1.3 million. In the nine months ended March 31, 2010, the redemption at par of investments in auction rate securities of $8.9 million and the release of the restricted funds from an irrevocable standby letter of credit of $1.5 million were offset in part by the purchase of property, plant and equipment of $2.8 million. We plan to close the title on the land deposit in Taiwan, consisting of approximately 2.3 acres, in the quarter ending September 30, 2011 to develop our manufacturing and service operations in Asia. We also plan to expand our headquarters office in San Jose, California. The construction of the Taiwan facilities and the headquarters office expansion in San Jose, California will begin in the fourth quarter of fiscal year 2011 and continue through fiscal year 2012. The anticipated costs for the next twelve months to build the Taiwan facilities and the headquarters office expansion in San Jose, California are approximately $23.4 million. We plan to finance these projects through our operating cash flows and additional financing from banks in fiscal year 2011 and 2012.

Financing activities. Net cash provided by (used in) our financing activities was $15.6 million and ($3.1) million for the nine months ended March 31, 2011 and 2010, respectively. In the nine months ended March 31, 2011 and 2010, $6.0 million and $5.1 million, respectively, was related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of two executive officers and an employee for their restricted stock awards of $1.4 million for the nine months ended March 31, 2011. In the nine months ended March 31, 2011, we obtained a new term loan of $13.9 million, borrowed $9.7 million of the line of credit. We repaid $14.0 million and $10.0 million in loans for the nine months ended March 31, 2011 and 2010, respectively. We expect the net cash provided by financing activities will increase in the quarter ending June 30, 2011 as we intend to obtain additional financing from banks to construct our manufacturing building in Taiwan and support our building expansion in San Jose, California. However, we cannot provide any assurance that such financing will be available at terms acceptable to the Company.

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

Other factors affecting liquidity and capital resources

As of March 31, 2011, we had a revolving line of credit totaling $25.0 million that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. In June 2010, we used $18.6 million of the line of credit to purchase three buildings with approximately 167,000 square feet of space in San Jose, California adjacent to our headquarters. The loan was secured by all our assets except for the three buildings purchased in San Jose, California, and we were required to obtain a mortgage loan to pay down this line of credit by December 2010. In December 2010, we repaid $13.9 million of the line of credit by obtaining a term loan for the same amount and the remaining $4.7 million of the line of credit has been extended to be repaid by June 15, 2013. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through October 1, 2013 with an interest rate at the LIBOR rate plus 1.75% per annum. The LIBOR rate was 0.26% at March 31, 2011.

In March 2011, we drew an additional $9.7 million of the line of credit with an interest rate at the TAIBOR rate plus 1.375% per annum and paid $9.0 million for a deposit to purchase land in Taiwan. The TAIBOR rate was 0.76% at March 31, 2011. As of March 31, 2011 and June 30, 2010, the total outstanding borrowing under these loans was $28.1 million and $18.6 million, respectively. As of March 31, 2011, the unused revolving line of credit was $10.6 million and we were in compliance with the financial covenants associated with the line of credit.

In addition, we have historically paid our contract manufacturers within 38 to 76 days of invoice and Ablecom between 50 and 92 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of March 31, 2011 and June 30, 2010 amounts owed to Ablecom by us were approximately $37.2 million and $19.5 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of approximately $7.2 million over the next 4.3 years as of March 31, 2011. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a restricted asset as of March 31, 2011.

As of March 31, 2011, we held $5.4 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA1 at March 31, 2011. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2033 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2011, $5.4 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at March 31, 2011, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold these investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During the three and nine months ended March 31, 2011, $0 and $1.3 million of these auction rate securities were redeemed at par, respectively, and $0.2 million and $8.9 million were redeemed at par during the three and nine months ended March 31, 2010, respectively.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2011:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,145	$4,684	$3,291	$127	$11,247
Capital leases, including interest	46	63	7	—	116
Long-term debt, including interest (1)	830	27,960	—	—	28,790
License arrangements	847	911	342	—	2,100
Purchase commitments (2)	100,179	—	—	—	100,179

Total	$105,047	$33,618	$3,640	$127	$142,432

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at March 31, 2011.
(2)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors.

The table above excludes liabilities for deferred revenue for warranty services of $2.1 million and unrecognized tax benefits and related interest and penalties accrual of $8.0 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2011, our short-term investments were in certificates of deposits. (see Liquidity Risk below).

We had $28.2 million and $18.6 million of indebtedness under our credit facilities as of March 31, 2011 and June 30, 2010. In December 2010, we repaid $13,854,000 of the line of credit by obtaining a term loan of $13,875,000. The annual interest rate on our credit facilities for our outstanding loans is based on the LIBOR rate plus 1.50% and 1.75% per annum and TAIBOR rate plus 1.375% per annum. At March 31, 2011 and June 30, 2010, the interest rate was ranging from 1.76% to 2.14% and 1.84%, respectively. We believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of March 31, 2011, we held approximately $5.4 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA1 at March 31, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2033 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2011, $5.4 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at March 31, 2011, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and nine months ended March 31, 2011, approximately $0 and $1.3 million of auction rate securities were redeemed at par, respectively, and $0.2 million and $8.9 million were redeemed at par during the three and nine months ended March 31, 2010, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain was $0.2 million and $0.6 million for the three and nine months ended March 31, 2011, respectively, and $93,000 and $73,000 for the three and nine months ended March 31, 2010, respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2010 have not materially changed except for the addition of a new risk factor relating to the impact of the earthquake and tsunami in Japan on our results of operations and the removal of a risk factor relating to the uncertain global economic environment. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

During fiscal 2010 and the nine months ended March 31, 2011, we began to significantly increase our operations in Taiwan and the Netherlands, in part to enable us to manufacture products and provide service closer to our customers’ locations in Europe and Asia. If we fail to effectively manage the transition of manufacturing and service operations to these locations or if we misjudge our ability to utilize this additional capacity, our gross margin and results of operations may suffer.

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

Historically, a substantial majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 60.5% and 58.0% of our net sales in the three and nine months ended March 31, 2011, respectively, compare to approximately 69.4% and 68.7% of our net sales in the three and nine months ended March 31, 2010, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions. The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

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

Any failure to adequately expand or retain our sales force will impede our growth.

Though we expect to continue to rely primarily on third party distributors to sell our server solutions, we expect that, over time, our direct sales force will grow. Competition for direct sales personnel with the advanced sales skills and technical knowledge we need is intense. Our ability to grow our revenue in the future will depend, in large part, on our success in recruiting, training, retaining and successfully managing sufficient qualified direct sales personnel. We have traditionally experienced greater turnover in our sales and marketing personnel as compared to other departments. New hires require significant training and may take six months or longer before they reach full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire, develop and retain sufficient numbers of productive sales personnel, sales of our server solutions will suffer.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and nine months ended March 31, 2011, we recorded inventory write-downs charged to cost of sales of $1.1 million and $1.6 million, respectively, and $0.7 million and $1.8 million for the three and nine months ended March 31, 2010, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

The recent earthquake and tsunami in Japan has disrupted the global supply chain for components manufactured in Japan, some of which are incorporated in our products or included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact the demand for our products or our ability to supply products, including, for example, if we are unable to obtain sufficient supply of our components required for our products or our customers are unable to obtain sufficient supply of other components required for their end products. While we have increased our inventory to reduce risk of supply chain disruption we cannot assure that our ability to obtain components on a timely basis will not be adversely impacted.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 20.3% and 21.5% of our cost of sales for three and nine months ended March 31 2011, respectively, and approximately 19.9% and 22.8% of our cost of sales for the three and nine months ended March 31, 2010, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

In addition, our relationships with Ablecom could be adversely affected by declines in our stock price or divestments by Ablecom of its shares of our common stock. Steve Liang, Ablecom’s Chief Executive Officer, held 1.1% of our outstanding common stock as of March 31, 2011. If the value of the shares that Steve Liang holds should decline, by decrease in our stock price or by disposition of the shares, if Steve Liang ceases to have significant influence over Ablecom, or if those of our stockholders who hold shares of Ablecom cease to have a significant amount of the outstanding shares of Ablecom, the terms and conditions of our agreements with Ablecom may not be as favorable as those in our existing contracts. As a result, our costs could increase and adversely affect our margins and results of operations.

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

As of March 31, 2011, we held $5.4 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA1 at March 31, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2033 to 2040.

Based on our assessment of fair value at March 31, 2011, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. During three and nine months ended March 31, 2011, $0 and $1.3 million of auction rate securities were redeemed at par, respectively.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of March 31, 2011, we had 38.8 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including 11.2 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 12.0 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of April 30, 2011, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 34.4 percent of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

SUPER MICRO COMPUTER, INC.

Date: May 10, 2011	/S/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 10, 2011	/S/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)