Form 10-K
period 2011-06-30
Super Micro Computer, Inc.
filed 2011-09-02
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2010, as reported by the Nasdaq Global Market, was approximately $310,199,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 22, 2011 there were 40,325,404 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

DOCUMENTS INCORPORATED BY REFERENCE

None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described below, under “Item 1A Risk Factors”, and in other parts of this Form 10-K as well as in our other filings with the SEC. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.	Business

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount servers, storage systems, workstations, blade servers, networking devises and complete rack solutions, as well as subsystems and accessories which can be used by distributors, original equipment manufacturers, or OEMs, and end customers to assemble server systems. We offer our clients a high degree of flexibility and customization by providing what we believe to be the industry’s broadest array of servers, server subsystems and accessories, which are interoperable and can be configured to create complete server systems. Our server systems, subsystems and accessories are architected to provide high levels of reliability, quality and scalability, thereby enabling benefits in the areas of performance, thermal management, power efficiency and total cost of ownership. We base our solutions on open standard components, such as processors from Intel, AMD and Nvidia and our solutions can utilize both the Linux and Windows operating systems.

We perform the majority of our research and development efforts in-house, which increases the communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard materials to develop proprietary components, such as serverboards, chassis, power supplies and networking / storage devices. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver application-optimized solutions based upon customers’ application requirements. As of June 30, 2011, we offered over 4,500 SKUs, including SKUs for rackmont and blade server systems, serverboards, chassis and power supplies and other system accessories.

We conduct our operations principally from our headquarters in California and subsidiaries in the Netherlands and Taiwan. We sell our server systems and server subsystems and accessories primarily through distributors, which include value added resellers and system integrators, and to a lesser extent to OEMs as well as through our direct sales force. During fiscal year 2011, our products were purchased by over 600 customers, most of which are distributors in 85 countries. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2011, 2010 and 2009, our net sales were $942.6 million, $721.4 million and $505.6 million, respectively, and our net income was $40.2 million, $26.9 million and $16.1 million, respectively.

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

Evolution of Open Systems and Scale-out Computing

Computing architectures are continuing to evolve to meet this rapidly growing demand for computing capacity. As businesses increasingly require solutions that provide flexibility and scalability in a cost effective manner, they are moving away from traditional proprietary computing solutions toward open system servers with x86 based architectures using either Linux or Windows operating systems. Businesses are building upon this modular and open system concept to create what are commonly referred to as scale-out computing architectures. These scale-out architectures typically consist of open standard components that are configured into modular computing systems and organized into clustered or rackmount server configurations. These systems are designed to comply with a set of industry standard specifications that are referred to as Server System Infrastructure, or SSI. SSI is also an industry standard organization, which defines server specification standards. We actively participate in the SSI organization and have a representative on the board of directors. Our development methodology for servers is not only to comply with the SSI standards but also to focus on the superset of SSI (which we call Super-SSI), in order that our products accommodate our own proprietary design as well as comply with SSI standards. Scale-out computing enables businesses to add computing capacity incrementally as their needs arise without significantly disrupting existing systems, providing greater flexibility and scalability and improving total cost of ownership over earlier generations of server systems.

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

•

OEMs: Certain OEMs, including vendors of networking hardware, medical imaging and industrial equipment, seek to differentiate their end products by requiring a broad selection of high performance and rapidly deployable server solutions that can be optimized for specific applications for their end customers.

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

Flexible and Customizable Server Solutions

We provide flexible and customizable server solutions to address the specific application needs of our customers. Our design principles allow us to aggregate industry standard materials to develop proprietary subsystems and accessories, such as serverboards, chassis and power supplies to deliver a broad range of products with superior features. Each subsystem and accessory is built to be backward compatible. We believe this building block approach allows us to provide a broad range of SKUs. As of June 30, 2011, we offered over 4,500 SKUs, including SKUs for rackmount and blade server systems, serverboards, chassis and power supplies and other system accessories.

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

High Density Servers

Our servers are designed to enable customers to maximize computing power while minimizing the physical space utilized. We offer server systems with twice the density of conventional solutions, which allows our customers to efficiently deploy our server systems in scale-out configurations. Through our proprietary technology, we can offer significantly more memory and expansion slots than traditional server systems with a comparable server form factor. In addition, we offer systems in a 1U configuration with features and capabilities generally offered by competitors only in a server with room for two racks or shelves, or a 2U server, configuration. For example, our “1U Twin” system contains two full feature dual processor, or DP, compute nodes in a 1U chassis. We also offer systems in a 2U configuration with features and capabilities generally offered by competitors only in a server with room for four racks or shelves, or a 4U server, configuration. For example, our “2U Twin2” system contains four full feature DP compute nodes in a 2U chassis which are designed to address the ever-increasing efficiency, density and low total cost of ownership demands of today’s high performance computing clusters and data centers. Our “2U Twin3 system contains eight full feature UP compute nodes in a 2U chassis which are designed to optimize for high-density and low-power environments. In addition, our MicroCloud, an 8-node system within a 3U enclosure provides a compelling, cost-effective solution for hosting, searching, or cloud computing applications.

Strategy

Our objective is to be the leading provider of application optimized, high performance server solutions worldwide. Key elements of our strategy include:

Maintain Our Time-to-Market Advantage

We believe one of our major competitive advantages is our ability to rapidly incorporate the latest computing innovations into our products. We intend to maintain our time-to-market advantage by continuing our investment in our research and development efforts to rapidly develop new proprietary server solutions based on industry standard components. We plan to continue to work closely with Intel, AMD, Nvidia and among others to develop products that are compatible with the latest generation of industry standard technologies. We believe these efforts will allow us to continue to offer products that lead in price for performance as each generation of computing innovations becomes available.

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

Strengthen Our Relationships with Suppliers and Manufacturers

Our efficient supply chain and combined internal and outsourced manufacturing allow us to build systems to order that are customized, while minimizing costs. We plan to continue leveraging our relationships with suppliers and contract manufacturers in order to maintain and improve our cost structure as we benefit from economies of scale. We intend to continue to source non-core products from external suppliers. We also believe that as our solutions continue to gain greater market acceptance, we will generate growing and recurring business for our suppliers and contract manufacturers. We believe this increased volume will enable us to receive better pricing and achieve higher margins. We believe that a highly disciplined approach to cost control is critical to success in our industry. For example, we continue to maintain our warehousing capacity in Asia through our relationship with Ablecom Technology, Inc., or Ablecom, one of our major contract manufacturers and a related party, so that we continue to deliver products to our customers in Asia and elsewhere more quickly and in higher volumes.

Advanced Blade Server Technology

To meet the emerging demand for blade servers, we have developed and continued to improve our high-performance blade server solutions, called SuperBlades. Our SuperBlades are designed to share a common computing infrastructure, thereby saving additional space and power. Our SuperBlades are self-contained servers designed to achieve industry leading density and superior performance per square foot at a lower total cost of ownership. The SuperBlade’s enclosure provides power, cooling, networking, various interconnects and system-level management and supports both Intel Xeon and AMD Opteron processors. By creating a range of unique blade server offerings, we provide our customers with solutions that can be customized to fit their needs. In addition, the SuperBlade power supplies provide up to 94% efficiency, which is currently considered the highest AC power supply efficiency providing extreme electricity cost saving. We believe that our SuperBlade server system provides industry leading density, memory expandability, reliability, price-to-performance per square foot and energy saving. We also offer our TwinBlade SuperBlade configuration which includes two dual processor blades into one slot. The TwinBlade with the most current Infiniband quad data rate (QDR) connection enables the new SuperBlade to achieve even higher performance, density and efficiency by doubling the number of dual-processor compute nodes per 7U enclosure from 10 to 20. In addition to its superior processing power, TwinBlade combines 94%+ power supply efficiency with our innovative and highly efficient thermal and cooling system designs making it the greenest, most power-saving blade solution available. In March 2011, we launched our GPU SuperBlade which supports 20 GPUs in a single 7U blade enclosure. This GPU SuperBlade solution delivers maximum performance with the best CPU to GPU balance and optimized I/O.

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

Server Systems

We sell server systems in rackmount, standalone tower and blade form factors. We currently offer a complete range of server options with single, dual and quad CPU capability supporting Intel Pentium and Xeon multi-core architectures in 1U, 2U, 3U, 4U, tower and blade form factors. We also offer complete server systems based on AMD dual and quad Opteron in 1U, 2U, 4U and blade form factors. As of June 30, 2011, we offered over 1,000 different server systems. For each system, we offer multiple chassis designs and power supply options to best suit customer requirements. We also offer multiple configurations based on our latest generation systems with most comprehensive selections of chassis and serverboards. A majority of our most common systems are also available in minimum 1U or 1/2 depth form factors which are approximately one half of the size of standard sized rackmount servers.

The figure below depicts a typical rackmount server and the different components that we typically optimize for our customers. The layout presented is for illustrative purposes only and does not represent the typical layout of all our servers.

A.	Chassis: Industry standard 1U rackmount chassis that permits server interoperability while efficiently housing key server components.

B.	Power Supply: Cost effective, high efficiency AC/DC energy saving power supply.

C.	Memory: Scalable memory expansion capability.

D.	Supermicro Intelligent Management Card: Monitors onboard instrumentation for server health and allows remote management and KVM over LAN for the entire network via a single keyboard, monitor and mouse.

E.	CPU: Programmable computer processing units that perform all server instruction and logic processing. Supermicro servers support Single, Dual Core, Quad Core or multi Core processors from both Intel and AMD.

F.	Expansion Modules: Allows increased functionality, I/O customization and flexibility. Super SSI features enable five Expansion I/O cards in a 1U server allowing 2U capability in a 1U form factor.

G.	Thermal Management: PWM Counter rotating and redundant fans control, provide optimum cooling and energy saving and dissipation of server component heat.

H.	Hard Disk Drives: Storage medium for operating system, applications and data. We offer “power-on” hot-swappable capability.

Below is a table that summarizes the most common server configurations purchased by our customers. We also design and build other customized systems using these and other building blocks to meet specific customer requirements.

Server System Model	CPU	Memory	Drive Bays	Form Factor	SKUs

5000 Series	Core 2 Duo, Core 2 Quad, Xeon, Core i7, Core i3, E3-1200, Atom	Unbuffered DDR2/ DDR3	1 to 4 drives	1U, Mid-tower	98 models

6000 Series	Dual Xeon (Dual/Quad/Six Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 16 drives	1U, 2U, 3U	210 models

7000 Series	Dual Xeon (Dual/Quad/Six Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 8 drives	4U, Tower	45 models

8000 Series	Quad Xeon (Quad/Six/Eight/Ten Core), MP Xeon (Quad/Six/Eight Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 6 drives	1U, 2U, 4U, Tower	16 models

1000 Series	Dual Xeon (Dual/Quad/Six Core), Dual/Quad Opteron (Dual/Quad/Six/Eight/ Twelve Core)	ECC Registered DDR2/DDR3, FB-DIMM DDR2/DDR3	1 to 8 drives	1U	77 models

2000 Series	Dual Xeon (Dual/Quad/Six Core), Dual/MP Opteron (Dual/Quad Core/Six/Eight/Twelve Core)	ECC Registered DDR2/DDR3	1 to 6 drives	2U	41 models

4000 Series	Dual/Quad/MP Opteron (Dual/Quad Core/Six/Eight/Twelve Core)	ECC Registered DDR2/DDR3	1 to 8 drives	4U, Tower, Mid- tower	15 models

SuperBlade	Dual Xeon (Quad/Six Core), Dual/Quad/MP Opteron (Quad Core/ Six/Eight/Twelve Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 6 drives	Blade	73 models

We offer a variety of server storage options depending upon the system, with disk drive alternatives including small computer system interface, serial advanced technology attachment, or SATA, SATAII, or SAS and SASII, Intelligent Drive Electronics, or IDE, and serial attached SCSI.

In addition to our server systems, we also offer Supermicro Intelligent Management, or SIM, card solutions which are sold as part of our server systems. Our SIM card implements the industry standard Intelligent Platform Management Interface, or IPMI 2.0, to provide remote access, system monitoring and administration functionality for our server platforms. Our SIM card includes key capabilities such as remote hardware status, failure notification, as well as the ability to power-cycle non-responsive servers and to manage the system through out-of-band network or KVM (keyboard, video and mouse) functionality over LAN. Our SIM solutions enable server administrators to view a server’s hardware status remotely, receive an alarm automatically when a failure occurs, and power cycle a system that is non-responsive. Our Intelligent Management module monitors onboard instrumentation such as temperature sensors, power status, voltages and fan speed, and provides remote power control capabilities to reboot and reset the server. It also includes remote access to the Basic Input/Output System, or BIOS, configuration and operating system console information. The monitoring and control functions work independently of the CPU because the SIM card is a completely separate processor. Data center administrators can gain full remote access to control the BIOS, utilities, operating systems and software applications. In summary, our SIM solutions include the following key features:

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

Furthermore, our system management software, Supermicro Server Management, or SSM, solution and High-Performance Computing , or HPC, cluster toolset have been designed for server farm. The SSM software provided the ability to manage large-scale servers and storage in an organization’s IT infrastructure. It includes optional modules as well as the capability of incorporating third-party plug-in software, which is connected within a common framework and enables communication between devices. The HPC Toolset is designed specifically for HPC cluster deployment and management. The Command Line Interface, or CLI, which utilizes the Linux operating system, provides a convenient working environment for our system integrator or the cluster administrator to deploy, configure, control, and manage the HPC cluster. Both of our SSM and HPC Toolset can leverage our SIM technology to integrate management functions.

Server Subsystems and Accessories

We believe we offer the largest array of modular server subsystems and accessories or building blocks in the industry that are sold off the shelf or built-to-order. These components are the foundation of our server solutions and span product offerings from the entry-level single and dual processor server segment to the high-end multi-processor market. The majority of the subsystems and accessories we sell individually are optimized to work together and are ultimately integrated into complete server systems.

Serverboards

We design our serverboards with the latest chipset and networking technologies. Each serverboard is designed and optimized to adhere to specific physical, electrical and design requirements in order to work with certain combinations of chassis and power supplies and achieve maximum functionality. For our rackmount server systems, we not only adhere to SSI specifications, but our Super SSI specifications provide an advanced set of features that increase the functionality and flexibility of our products. The following table displays our serverboard offerings for X9 Sandy Bridge (Intel’s new generation of Dual and Quad Core Xeon E3-1200 family support), X8 (Intel’s generation of QPI, Six and Eight Core, Dual and Quad Core Xeon 5600/5500/3600/3500 series), X7 (Intel’s generation of Dual and Quad Core Xeon 5000/5100 series), X6 (Intel’s 800Mhz Front Side Bus generation of Dual and Quad Xeon solutions) and H8 (AMD’s Six, Eight and Twelve Core, Dual and Quad Core Opteron 200 and 800 series). As of June 30, 2011, we offered more than 400 SKUs for serverboards.

Below is a table that summarizes the most common serverboard configurations purchased by our customers.

Serverboard Model	CPU	System Bus	Form Factor	Memory	SKUs

X9 Series	UP Xeon (Dual/Quad Core)	E3-1200	Twin, Advanced Technology Extended (ATX), Micro Advanced Technology Extended (MATX)	ECC Registered DDR3	14 models

X8 Series	Dual Xeon (Dual/Quad/Six Core), UP Xeon (Dual/Quad/Six Core), MP Xeon (Quad/Six/Eight Core)	QPI up to 6.4 GT/s	Twin, UIO, Extended ATX (EATX), ATX	ECC Registered DDR3	107 models

X7 Series	Dual Xeon (Dual/Quad Core), MP Xeon (Dual/Quad Core), Atom	1333/1066/800 MHz	ATX, EATX, Flex ATX (FATX)	Fully- Buffered DIMM DDR2	99 models

X6 Series	Dual/Quad Xeon	800 MHz	ATX, EATX	ECC Registered DDR2	28 models

C2, C7 Series	Pentium D (Dual/Quad/Six Core)	1333/1066/800 MHz	ATX, MATX	Unbuffered DDR2/DDR3	22 models

H8 Series	Dual/Quad/MP Opteron (Dual/Quad/Six/Eight/ Twelve Core)	Hypertransport/HT3	Twin, UIO, ATX, EATX	ECC Registered DDR2/ DDR3	92 models

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

The table below depicts some of our chassis product offerings including the 500-series (front I/O options and space constrained environments), 800-series (most widely used for single, dual and quad processor servers and storage systems), 700-series (Tower, 4U rackmount servers and workstations), 900-series (for high-density storage applications) and 100/200/400-series (for 2.5” hard disk drives server and ultra high density storage) chassis products. These chassis solutions offer redundant power, hold swap power supply, redundant cooling fan options and high efficiency AC and DC power combinations. As of June 30, 2011, we offered more than 500 SKUs for chassis and power supplies.

Below is a table that summarizes the most common chassis configurations purchased by our customers.

Chassis Model	CPU Support	Expansions	Drive Bays	Power Supply	Form Factor	SKUs

SC100 Series	Xeon, Pentium, Opteron, Atom	1 to 4 FL & 1 LP	4 to 8 drives (2.5” HDD)	330W, 560W, 650W/700W– redundant, 1400W	1U, Mini- 1U	26 models

SC200 Series	Xeon, Pentium, Opteron, Atom	7 LP or 4FH & 3 LP	8 to 24 drives (2.5” HDD)	720W to 1400W– redundant	2U	25 models

SC400 Series	Xeon, Pentium, Opteron, Atom	7 LP or 4FH & 3 LP	72 to 88 drives	1400W– redundant	4U	5 models

SC500 Series	Xeon, Pentium, Opteron, Atom	1 FH	2 drives	200W to 600W Low cost 200W	Mini-1U	38 models

SC700 Series	Xeon, Pentium, Opteron, Atom	Up to 11 FHFL	4 to 10 drives	300W to 1400W– redundant	4U, Tower, Mid-tower	73 models

SC800 Series	Xeon, Pentium, Opteron, Quad Processer, Atom	various configurations	2 to 45 drives	260W to 1400W– redundant	1U, 2U, 3U, 4U	267 models

SC900 Series	Xeon, Pentium, Opteron, Atom	6 to 7 FL	Up to 16 drives	650W, 900W/ 1200W –redundant	3U, 4U, Tower	18 models

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disc drives that generally are third party developed and manufactured products that we resell without modification. As of June 30, 2011, we offered more than 2,600 SKUs for other system accessories.

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

Our 1U Twin, 2U Twin, 2U Twin², 2U Twin3 and TwinBlade product lines optimize for density, performance and efficiency, and have been rapidly adopted by customers and other manufacturers. Our GPU optimized product line in 1U, 2U, 4U and blade platforms provides extreme performance in calculation intensive applications. Our Atom server line featuring low power, low noise and small form factor is optimized for embedded and server appliance applications. Our innovative double-sided storage provides high density with the ability of hot-plug from front and back sides. Our Super Storage Bridge Bay (SBB) is optimized for mission-critical, enterprise-level storage application which can incorporate or bridge SATA, SAS, and FC storage solutions and provides hot-swappable canisters for all active components in the server.

We have developed standalone switch products, which include 1G Ethernet, 10G Ethernet, and Infiniband for rack-mount servers. These switch products will not only help us to up-sell our server products, but also can generate additional revenues.

Our SuperRack product lines offer a wide range of flexible accessory options including front, rear and side expansion units to provide modular solutions for system configuration. Data center, high-performance Cloud Computing and server farm customers can use us as a one-stop shop for all of their IT hardware needs. Our SuperRack offers easy installation and rear access with no obstructions for hot-swap devices, user-friendly cabling and cable identification, and effortless integration of our high-density server, storage and blade systems.

Our MicroCloud product lines are high-density, multi-node UP servers with 8 hot-pluggable nodes and 16 hot-swappable HDDs in a compact 3U form factor. MicroCloud integrates advanced technologies within a compact functional design to deliver high performance in environments with space and power limitations. The entire system is designed with efficiency in mind from its ease of maintenance to is high-efficiency, redundant Platinum Level (94%+) power modules. These combined features provide a compelling, cost-effective solution for IT professionals implementing new hosting architectures for SMB and Public/Private Cloud Computing applications.

Research and Development

We have over 18 years of research and development experience in server subsystems and accessories design and in recent years, have devoted additional resources to the design of server systems. Our engineering staff is responsible for the design, development, quality, documentation and release of our products. We continuously seek ways to optimize and improve the performance of our existing product portfolio and introduce new products to address market opportunities. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We are determined to continue to reduce our design and manufacturing costs and improve the performance, cost effectiveness and thermal and space efficiency of our solutions.

Over the years, our research and development team has focused on the development of new and enhanced products that can support emerging protocols while continuing to accommodate legacy technologies. Much of our research and development activity is focused on the new product cycles of leading chipset vendors. We work closely with Intel, AMD, Nvidia and among others to develop products that are compatible with the latest generation of industry standard technologies under development. Our collaborative approach with the chipset vendors allows us to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their development teams to optimize chip performance and reduce system level issues. We also work with companies such as Nvidia on Graphics Processing Unit, or GPU, solutions. Similarly, we work very closely with our customers to identify their needs and develop our new product plans accordingly.

We believe that the combination of our focus on internal research and development activities, our close working relationships with chipset vendors and our modular design approach allow us to minimize time-to-market. Since January 2005, we believe we were the first to introduce the following new technologies to the market:

•	a multi-core Xeon architecture with 144 GB main memory capability;

•	server solutions with a 1U configuration with high density I/O capability typically found in a 2U configuration, as well as a 5 I/O with PCI-E Gen2 expansion card in a 1U configuration;

•	configuration server solutions with a serial attached SCSI storage option capability with SCSI enclosure services, or SES2, for alerting users to drive temperature and fan failures;

•	1U Twin design, including two DP boards configured in a 1U chassis which increases the density and reduces the power consumption;

•	The industry’s first 1U multiple-output silver-level certified power supply supporting our 2.5” HDD server / storage solutions;

•	2U Twin² design, including four DP boards configured in a 2U chassis with hot-plug servers and redundant power which increases the density and reduces the power consumption;

•	The industry’s first optimized GPU 1U server providing extreme performance in graphics and computationally intensive applications;

•

TwinBlade design, supporting up to 20 dual-socket server blades in a 7U enclosure with 40GB/s Infiniband, or 10G Ethernet connectivity as options which provides the maximum density and reduces the power consumption by doubling the number of dual-processor compute nodes per 7U enclosure from 10 to 20;

•	The industry’s first line of double-sided storage chassis enabling extra high-density storage with ability of hot-plug front and back sides;

•

2U Twin[3] design, including eight UP nodes configured in a 2U chassis with hot-plug servers and redundant power which increases the density and reduces the power consumption particularly for Cloud Computing;

•

The 8-way server, the first clueless design 5U including 8 CPUs with 80 cores, 2TB of memory and high-efficiency redundant platform-level power supplies. It’s ideal for enterprise mission critical and virtualization applications;

•

MicroCloud design, supporting 8 UP nodes in a 3U enclosure with its high density and high efficiency features make it an optimized solution for hosting and cloud applications in an extremely low power consumption configuration; and

•	GPU SuperBlade, supporting 20 GPUs in a single 7U blade enclosure which delivers maximum performance with the design CPU to GPU balance and optimized I/O;

As of June 30, 2011, we had 499 employees and 5 engineering consultants dedicated to research and development. Our total research and development expenses were $48.1 million, $37.4 million, and $34.5 million for fiscal years 2011, 2010 and 2009, respectively.

Sales, Marketing and Customer Service

To execute our strategy, we have developed a sales and marketing program which is primarily focused on indirect sales channels. As of June 30, 2011, our sales and marketing organization consisted of 153 employees and 28 independent sales representatives in 16 locations worldwide.

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

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors and OEMs. Our international sales efforts are supported both by our international offices in the Netherlands and Taiwan as well as by our U.S. sales organization. Sales to customers located outside of the U.S. represented 41.7%, 39.9% and 35.6% of net sales in fiscal years 2011, 2010 and 2009, respectively.

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

Customers

For fiscal year 2011, our products were purchased by over 600 customers, most of which are distributors, in 85 countries. None of our customers accounted for 10% or more of our net sales in fiscal years 2011, 2010 or 2009. End users of our products span a broad range of industries.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We cannot assure you that the steps taken by us will prevent misappropriation of our technology. We cannot assure you that patents will issue from our pending or future applications or that, with respect to our issued or any future patents, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time-to-time, third parties, including competitors, may assert patent, copyright, trademark or other intellectual property rights against us, our channel partners or our end-customers. Successful claims of infringement by a third party could prevent us from performing certain services or require us to pay substantial damages, royalties or other fees. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, operating results or financial condition to be materially and adversely affected. We typically indemnify our end-customers and distributors against claims that our products infringe the intellectual property of third parties.

Manufacturing and Quality Control

We use several third party suppliers and contract manufacturers for materials and sub-assemblies, such as serverboards, chassis, disk drives, power supplies, fans and computer processors. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. Our manufacturing strategy allows us to quickly adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of our other components. Ablecom coordinates the manufacturing of chassis for us. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S., Europe and Asia.

For server systems, assembly, test and quality control are completed at our wholly-owned manufacturing facility in San Jose, California which Quality / Environmental Management System (Q/EMS) has been ISO 9001:2000 certified since 2001 and ISO 14001:2004 certified since 2009. In fiscal year 2010, we began server integration operations in our Netherlands and Taiwan facilities to be closer to our key international customers and to reduce costs of shipping our products to our customers. These facilities Q/EMS have also been ISO-9001:2000 certified and ISO 14001:2004 certified. In accordance with the two mentioned ISO standard requirements, environmental awareness, quality control and inventory management is flowed down as a requirement to our suppliers and contract manufacturers with continuous reporting and ongoing qualification programs. The assembly of our server system products involves integrating supplied materials and manufactured sub-assemblies into final products, which are configured and tested before being delivered to our customers.

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

Employees

As of June 30, 2011, we employed 1,239 full time employees and 33 consultants, consisting of 499 employees in research and development, 153 employees in sales and marketing, 113 employees in general and administrative and 474 employees in manufacturing. Of these employees, 945 employees are based in our San Jose facility. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Risks Related to Our Business and Industry

Economic conditions could materially adversely affect us.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may continue to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for our products and services.

In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting our treasury operations. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

During fiscal 2010 and 2011, we began to significantly increase our operations in Taiwan and the Netherlands, in part to enable us to manufacture products and provide service closer to our customers’ locations in Europe and Asia. If we fail to effectively manage the transition of manufacturing and service operations to these locations or if we misjudge our ability to utilize this additional capacity, our gross margin and results of operations may suffer.

We may encounter difficulties with our ERP Systems.

As we grow our business we will need to enhance our enterprise resource planning, or ERP, System or acquire and implement a new system. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any disruptions, delays or deficiencies in the design and implementation of a revised or new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop new products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

The market in which we participate is highly competitive, and if we do not compete effectively, we may not be able to increase our market penetration, grow our net sales or improve our gross margins.

The market for server solutions is intensely competitive and rapidly changing. Barriers to entry in our market are relatively low and we expect increased challenges from existing as well as new competitors. Some of our principal competitors offer server solutions at a lower price, which has resulted in pricing pressures on sales of our server solutions. We expect further downward pricing pressure from our competitors and expect that we will have to price some of our server solutions aggressively to increase our market share with respect to those products, particularly for datacenter customers. If we are unable to maintain the margins on our server solutions, our operating results could be negatively impacted. In addition, if we do not develop new innovative server solutions, or enhance the reliability, performance, efficiency and other features of our existing server solutions, our customers may turn to our competitors for alternatives. In addition, pricing pressures and increased competition generally may also result in reduced sales, lower margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our principal competitors include global technology companies such as Dell, Inc., Hewlett-Packard Company, IBM and Intel. In addition, we also compete with a number of smaller vendors who also sell application optimized servers and original design manufacturers, or ODMs, such as Quanta Computer Incorporated. ODMs sell server solutions marketed or sold under a third party brand.

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

We expect that as our business continues to grow, we will be increasingly dependent upon larger sales to maintain our rate of growth and that selling our server solutions to larger customers will create new challenges. However, if certain customers buy our products in greater volumes, and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels or in the timeframes that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

We rely on our close working relationships with our suppliers, including Intel, AMD and Nvidia, to anticipate and deliver new products on a timely basis when new generation materials and core components are made available. Intel, AMD and Nvidia are the only suppliers of the microprocessors we use in our server systems. If we are not able to maintain our relationships with our suppliers or continue to leverage their research and development capabilities to develop new technologies desired by our customers, our ability to quickly offer advanced technology and product innovations to our customers would be impaired. We have no long term agreements that obligate our suppliers to continue to work with us or to supply us with products.

Our suppliers’ failure to improve the functionality and performance of materials and core components for our products may impair or delay our ability to deliver innovative products to our customers.

We need our material and core component suppliers, such as Intel, AMD and Nvidia, to provide us with core components that are innovative, reliable and attractive to our customers. Due to the pace of innovation in our industry, many of our customers may delay or reduce purchase decisions until they believe that they are receiving best of breed products that will not be rendered obsolete by an impending technological development. Accordingly, demand for new server systems that incorporate new products and features is significantly impacted by our suppliers’ new product introduction schedules and the functionality, performance and reliability of those new products. If our materials and core component suppliers fail to deliver new and improved materials and core components for our products, we may not be able to satisfy customer demand for our products in a timely manner, or at all. If our suppliers’ components do not function properly, we may incur additional costs and our relationships with our customers may be adversely affected.

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 56.1%, 66.7% and 64.9% of our net sales in fiscal years 2011, 2010 and 2009, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

In order to address market volatility, we from time to make larger investments in material and component inventory. Such investments expose us to risk for lower margins or loss on disposal of such inventory if your expectations of customer demand are incorrect and the market price of the material or component inventory decline.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during fiscal years 2011, 2010 and 2009, we recorded inventory write-downs charged to cost of sales of $3.4 million, $2.6 million and $1.5 million, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

Consequently, we are vulnerable to any disruptions in supply with respect to the materials and core components provided by limited-source suppliers, and we are at risk of being harmed by discontinuations of design, manufacturing, assembly or testing services from our contract manufacturers. We have occasionally experienced delivery delays from our suppliers and contract manufacturers because of high industry demand or because of inability to meet our quality or delivery requirements. For example, in the past we experienced delays in the delivery of printed circuit board material as a result of the loss of two of our five printer circuit board vendors. One of the vendors filed for bankruptcy and the other changed its business model and ceased supplying us. The delays in delivery of the materials resulted in a reduction of net sales for the quarter of approximately two to three million dollars. If our relationships with our suppliers and contract manufactures are negatively impacted by late payments or other issues, we may not receive timely delivery of materials and core components. If we were to lose any of our current supply or contract manufacturing relationships, the process of identifying and qualifying a new supplier or contract manufacturer who will meet our quality and delivery requirements, and who will appropriately safeguard our intellectual property, may require a significant investment of time and resources, adversely affecting our ability to satisfy customer purchase orders and delaying our ability to rapidly introduce new products to market. Similarly, if any of our suppliers were to cancel or materially change contracts or commitments to us or fail to meet the quality or delivery requirements needed to satisfy customer demand for our products, our reputation and relationships with customers could be damaged. We could lose orders, be unable to develop or sell some products cost-effectively or on a timely basis, if at all, and have significantly decreased revenues, margins and earnings, which would have a material adverse effect on our business.

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

Our server solutions are critical to our customers’ business operations. Our customers require our server solutions to perform at a high level, contain valuable features and be extremely reliable. The design of our server solutions is sophisticated and complex, and the process for manufacturing, assembling and testing our server solutions is challenging. Occasionally, our design or manufacturing processes may fail to deliver products of the quality that our customers require. For example, in the past a vendor provided us with a defective capacitor that failed under certain heavy use applications. As a result, our product needed to be repaired. Though the vendor agreed to pay for a large percentage of the costs of the repairs, we incurred costs in connection with the recall and diverted resources from other projects.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from

Ablecom represented 19.6%, 20.5% and 22.1% of our cost of sales for fiscal years 2011, 2010 and 2009, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

Although we generally re-negotiate the price of products that we purchase from Ablecom on a quarterly basis, pursuant to our agreements with Ablecom either party may re-negotiate the price of products for each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price lower than we could obtain from an unrelated third party supplier. This may result in future reporting of gross profit as a percentage of net sales that is in excess of what we might have obtained absent our relationship with Ablecom.

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

We market and sell our systems and components both domestically and outside the United States. We intend to expand our international sales efforts, especially into Asia and are expanding our business operations in Europe and Asia, particularly in the Netherlands, Taiwan and China. Our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property and in the future we may receive claims that our products infringe or violate third parties’ intellectual property rights. In addition, increasingly non-operating companies are purchasing patents and bringing claims against technology companies. We settled one claim in fiscal year 2011. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

As of June 30, 2011, we held $5.2 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA at June 30, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

Based on our assessment of fair value at June 30, 2011, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

The trading prices of technology company securities historically have been highly volatile and the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this filing, that may affect the trading price of our common stock include:

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. As of June 30, 2011, we had 40.7 million shares of common stock outstanding, net of treasury stock. All of these shares are eligible for sale in the public market, including 11.6 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 10.5 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of August 22, 2011, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 32.8 percent of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take corporate actions other than those stockholders desire.

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

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 518,000 square feet of office and manufacturing space subject to existing mortgage loan and line of credit with $18.3 million remaining outstanding as of June 30, 2011. In fiscal year 2008, we began leasing approximately 246,000 square feet of warehouse in Fremont, California under a lease that expires in 2015. Our European headquarters for manufacturing and service operations is located in Denbosch, the Netherlands where we lease approximately 58,000 square feet of office space under four leases, two of which expire in 2011 and two expire in 2016. In Asia, our research and development center, manufacturing and service operations are located in an approximately 102,000 square feet facility in Taipei and Taoyuan County, Taiwan under seven leases that expire at various dates through 2012. We believe that our existing properties, including both owned and leased, are in good condition and are suitable for the conduct of our business. In August 2010, we purchased land in Taiwan, consisting of approximately 4.7 acres. The purchase price was $6.1 million. In March 2011, we drew an additional $9.9 million of the line of credit to pay $9.2 million for a deposit to purchase 2.2 acres of land in Taiwan that is adjacent to the land that was purchased in August 2010. The anticipated purchase cost of this land ranges from $5.0 million to $9.2 million and the title to the land is expected to transfer in the first half of fiscal year 2012. As the total purchase cost of the land is not known at this time, the difference between the purchase cost and the land deposit will be refunded when the title transfers to us. The construction of the Taiwan facilities and the headquarters office expansion in San Jose, California began in the fourth quarter of fiscal year 2011 and will continue through fiscal year 2012. The anticipated costs for the next twelve months to build the Taiwan facilities and the headquarters office expansion in San Jose, California are approximately $16.9 million. We plan to finance the purchase and the development through operating cash flows and additional financing from banks.

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

	High	Low
Fiscal Year 2010:
First Quarter	$8.84	$7.09
Second Quarter	$11.45	$7.56
Third Quarter	$17.84	$11.27
Fourth Quarter	$18.89	$12.01

	High	Low
Fiscal Year 2011:
First Quarter	$15.48	$8.63
Second Quarter	$11.98	$10.18
Third Quarter	$16.04	$11.65
Fourth Quarter	$18.99	$15.30

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

The last reported sale price of our common stock on the Nasdaq Global Market on August 22, 2011 was $13.08 per share. There were 40 registered stockholders of record of our common stock on August 22, 2011. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Stock Performance Graph

The following graph compares our cumulative total stockholder return on our common stock between March 29, 2007 (the date of our initial public offering) and June 30, 2011 with the cumulative return of the Nasdaq Computer Index and the Nasdaq Composite Index, which both include our common stock, for the comparable period.

The graph reflects an investment of $100 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, on March 29, 2007, and a reinvestment of dividends, if any. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of March 29, 2007 to June 30, 2011 Cumulative Total Return

Among Super Micro Computer, Nasdaq Computer Index and Nasdaq Composite

	03/29/07	06/29/07	06/30/08	06/30/09	06/30/10	06/30/11
Super Micro Computer, Inc.	100.00	113.11	83.39	86.55	152.54	181.11
Nasdaq Composite Index	100.00	107.02	94.26	75.44	86.71	114.02
Nasdaq Computer Index	100.00	110.22	102.75	85.05	101.73	133.40

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

	Fiscal Years Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:(1)
Net sales	$942,582	$721,438	$505,609	$540,503	$420,393
Cost of sales	791,478	606,446	416,899	436,950	345,384

Gross profit	151,104	114,992	88,710	103,553	75,009

Operating expenses:
Research and development	48,108	37,382	34,514	30,537	21,171
Sales and marketing	26,859	20,458	17,119	18,191	12,586
General and administrative	17,444	15,318	13,824	14,554	11,467
Provision for (reversal of) litigation loss	—	1,089	—	—	(120)

Total operating expenses	92,411	74,247	65,457	63,282	45,104

Income from operations	58,693	40,745	23,253	40,271	29,905
Interest and other income, net	66	103	476	1,558	765
Interest expense	(686)	(383)	(930)	(1,025)	(1,332)

Income before income tax provision	58,073	40,465	22,799	40,804	29,338
Income tax provision	17,860	13,550	6,692	15,385	9,999

Net income	$40,213	$26,915	$16,107	$25,419	$19,339

Net income per share
Basic	$1.04	$0.73	$0.46	$0.81	$0.80
Diluted	$0.93	$0.65	$0.41	$0.65	$0.57
Shares used in per share calculation
Basic	38,132	35,883	34,218	31,355	24,153
Diluted	42,396	40,735	38,596	38,843	33,946
(1) Includes charges for stock-based compensation:
Cost of sales	$812	$573	$578	$523	$300
Research and development	4,077	3,106	2,608	1,817	1,058
Sales and marketing	1,077	880	826	641	362
General and administrative	2,090	1,898	1,649	1,187	710

	As of June 30,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$69,943	$72,644	$70,295	$51,481	$50,864
Working capital	228,975	158,982	130,987	102,392	95,086
Total assets	464,620	370,762	283,135	264,385	205,583
Long-term obligations, net of current portion(2)	36,716	8,186	15,482	15,023	11,291
Total stockholders’ equity	287,257	224,701	178,622	151,871	115,872

(2)	$27.6 million, $9.7 million, $10.0 million and $11.3 million of our long-term obligations, net of current portion consisted of building loans at June 30, 2011, 2009, 2008 and 2007, respectively. $18.6 million of our short-term debt related to building loan at June 30, 2010 was refinanced to long-term debt at June 30, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. For fiscal years 2011, 2010 and 2009, net sales of optimized servers were $351.3 million, $245.2 million and $196.7 million, respectively, and net sales of subsystems and accessories were $591.3 million, $476.2 million and $309.0 million, respectively. The increase in our net sales in fiscal year 2011 compared with fiscal year 2010 was primarily attributable to the server refresh cycle and increased sales across our product lines. The growth on a percentage basis was primarily in our SuperBlade®, GPU and storage solutions.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2011, 2010 and 2009, our net sales were $942.6 million, $721.4 million and $505.6 million, respectively, and our net income was $40.2 million, $26.9 million and $16.1 million, respectively. Our increase in profitability in fiscal year 2011 was primarily attributable to the increase in our gross profit resulting from our increased net sales and to a lesser extent to the lower effective tax rate resulting from the reinstatement of the Federal research and development tax credit in fiscal year 2011.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For fiscal years 2011, 2010 and 2009, we derived 56.1%, 66.7% and 64.9%, respectively, of our net sales from products sold to distributors, and we derived 43.9%, 33.3% and 35.1%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in fiscal years 2011, 2010 or 2009. For fiscal years 2011, 2010 and 2009, we derived 58.3%, 60.1% and 64.4%, respectively, of our net sales from customers in the United States. For fiscal years 2011, 2010, and 2009, we derived 41.7%, 39.9% and 35.6%, respectively, of our net sales from customers outside the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2011, 2010 and 2009, research and development expenses represented 5.1%, 5.2% and 6.8% of our net sales, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2011, we continued to invest in expanding our operations both in San Jose, California and our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers and we plan to continue expanding our overseas manufacturing capacity through fiscal year 2012. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For fiscal years 2011, 2010 and 2009, our purchases from Ablecom represented 19.6%, 20.5% and 22.1% of our cost of sales, respectively. The decrease in percentage of cost of sales in fiscal year 2011 and 2010 was primarily related to server systems sales composing a higher percentage of our net sales and a change in product mix which resulted in a higher percentage of server subsystems and accessories being purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel, AMD and Nvidia carefully. This also impacts our research and development expenditures. For example, our results for the quarter ended March 31, 2009 were in part adversely impacted by customer order delays in anticipation of the introduction of the Nehalem line of microprocessors and research and development expenditures necessary for us to prepare for the introduction.

Other Financial Highlights

The following is a summary of other financial highlights of fiscal year 2011:

•

Net cash generated (used) in operating activities was $8.5 million, ($2.2) million and $21.8 million in fiscal year 2011, 2010 and 2009, respectively. Our cash and cash equivalents, together with our investments, were $75.2 million at the end of fiscal year 2011, compare with $79.4 million at the end of fiscal year 2010. The decrease in our cash and cash equivalents, together with our investments at the end of fiscal year 2011 was primarily due to an increase in our inventory balance to support our growth and the investments in property for our expansion overseas.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of fiscal year 2011 was 30 days, consistent with the end of fiscal year 2010.

•

Our inventory balance was $192.7 million at the end of fiscal year 2011, compared with $135.6 million at the end of fiscal year 2010. Days sales of inventory (“DSI”) at the end of fiscal year 2011 was 75 days, compared with 67 days at the end of fiscal year 2010. The increase in our inventory balance at the end of fiscal year 2011 was in part due to an increase in demand for our products resulting from a recovering economy, in part to support our growth and in part due to our increasing manufacturing activities in the Netherlands and Taiwan. Our purchase commitments with contract manufacturers and suppliers were $91.8 million at the end of fiscal year 2011 and $92.1 million at the end of fiscal year 2010.

•

In August 2010, we purchased land in Taiwan, consisting of approximately 4.7 acres for a total purchase price of $6.1 million. In March 2011, we drew an additional $9.9 million from our revolving line of credit and paid $9.2 million as a deposit to purchase land in Taiwan that is adjacent to the land that was purchased in August 2010. Title to this land is expected to transfer in the first half of fiscal year 2012. We are developing the land through fiscal year 2012 for manufacturing and service operations.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2011, for example, refer to the fiscal year ended June 30, 2011.

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

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States and the Netherlands and to a lesser extent, Taiwan. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits and the domestic production activities deduction which were partially offset by the impact of state taxes and stock option expenses. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 12 of Notes to Consolidated Financial Statements.

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

Revenue recognition. We recognize revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. Our standard arrangement with our customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms or customer acceptance provisions, and revenue is recognized when the products arrive or are accepted at the destination. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, we have a sale arrangement with an OEM that has limited product return rights. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2011 and 2010, we had deferred revenue of $2.4 million and $1.3 million and related deferred product costs of $1.9 million and $1.3 million, respectively, related to shipments to customers pending acceptances.

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

Impairment of short-term and long-term investments. Impairment of short-term and long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there has been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the securities with the stated maturity less than a year, the securities were classified as short-term available-for-sale investments. We have used a discounted cash flow model to estimate the fair value of these investments as of June 30, 2011 and 2010. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 2% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. As of June 30, 2011 and 2010 we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on the securities. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $4.7 million as of June 30, 2011, compared with $4.6 million as of June 30, 2010. The provision for warranty reserve was $9.6 million, $8.5 million and $6.7 million in fiscal years 2011, 2010 and 2009, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($0.9) million, ($0.9) million and $0.3 million in fiscal years 2011, 2010 and 2009, respectively. As we experienced an increase in net sales in fiscal year 2011, the provision for warranty reserve increased $1.1 million compared to fiscal year 2010. As we experienced an increase in net sales in fiscal year 2010, the provision for warranty reserve increased $1.8 million compared to fiscal year 2009. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $3.4 million, $2.6 million and $1.5 million in fiscal years 2011, 2010 and 2009, respectively.

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

Stock-based compensation. Effective July 1, 2006, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Prior to July 1, 2006, we have recorded compensation expense for stock options with exercise prices less than the fair value of the underlying common stock at the option grant date. Amortization of deferred stock compensation, resulting from such stock options granted to employees and directors, when the exercise price of our stock options was less than the deemed market price of the underlying stock on the date of the grant, for the years ended June 30, 2011, 2010 and 2009, was $0, $0.1 million and $0.6 million, respectively. Since July 1, 2006, the Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Compensation expense for options granted to employees after July 1, 2006, was $8.1 million, $6.3 million and $5.1 million for the years ended June 30, 2011, 2010 and 2009, respectively.

As of June 30, 2011, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee directors, was $18.2 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.42 years. See Note 11 of Notes to our Consolidated Financial Statements for additional information.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.0	84.1	82.5

Gross profit	16.0	15.9	17.5

Operating expenses:
Research and development	5.1	5.2	6.8
Sales and marketing	2.8	2.8	3.4
General and administrative	1.9	2.1	2.7
Provision for litigation loss	0.0	0.2	0.0

Total operating expenses	9.8	10.3	12.9

Income from operations	6.2	5.6	4.6
Interest and other income, net	0.0	0.0	0.1
Interest expense	(0.0)	(0.0)	(0.2)

Income before income tax provision	6.2	5.6	4.5
Income tax provision	1.9	1.9	1.3

Net income	4.3%	3.7%	3.2%

Comparison of Fiscal Years Ended June 30, 2011 and 2010

Net sales. Net sales increased by $221.1 million, or 30.7%, to $942.6 million from $721.4 million, for fiscal year 2011 and 2010, respectively. This increase was due primarily to an increase in unit volumes of server systems and subsystems and accessories and an increase in average selling prices of server systems. For fiscal year 2011, the number of units sold increased 40.5% to 4.8 million compared to 3.4 million for fiscal year 2010.

For fiscal year 2011, the number of server system units sold increased 25.6% to 221,000 compared to 176,000 for fiscal year 2010. The average selling price of server system units increased 14.3% to $1,600 in fiscal year 2011 compared to $1,400 in fiscal year 2010. The average selling prices of our server systems increased principally due to an increase in our sales of complete integrated, high-end server solutions to OEM and end customers and higher average selling prices of 1000, 6000 and 7000 Series configuration of servers which incorporated additional features such as higher density, memory and hard disk drive capacity and higher average selling prices of SuperBlades® offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $106.1 million or 43.3% from fiscal year 2010 to fiscal year 2011, primarily due to higher sales of OEM and end customers, higher sales of SuperBaldes®, higher sales of 1000, 2000, 6000 and 7000 Series configuration of servers including storage and GPU solutions offset in part by lower sales of more mature products. Sales of server systems represented 37.3% of our net sales for fiscal year 2011 compared to 34.0% of our net sales for fiscal year 2010.

For fiscal year 2011, the number of subsystems and accessories units sold increased 41.3% to 4.6 million compared to 3.3 million for fiscal year 2010. Sales of subsystems and accessories increased by $115.1 million or 24.2% from fiscal year 2010 to fiscal year 2011, primarily due to higher sales of bundled server solutions to OEM and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 62.7% of our net sales for fiscal year 2011 as compared to 66.0% of our net sales for fiscal year 2010. For fiscal year 2011 and 2010, we derived 56.1% and 66.7%, respectively, of our net sales from products sold to distributors and we derived 43.9% and 33.3%, respectively, from sales to OEMs and to end customers. For fiscal year 2011, customers in the United

States, Europe and Asia accounted for 58.3%, 21.4% and 16.9%, of our net sales, respectively, as compared to 60.1%, 21.7% and 14.8%, respectively, for fiscal year 2010.

Cost of sales. Cost of sales increased by $185.0 million, or 30.5%, to $791.5 million from $606.4 million, for fiscal year 2011 and 2010, respectively. Cost of sales as a percentage of net sales was 84.0% and 84.1% for fiscal year 2011 and 2010, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $7.3 million in freight-in charges, an increase of $1.1 million in provision for warranty reserve and an increase of $0.7 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to an increase in sales of server systems and an increase in sales to OEM and end customers. In fiscal year 2011, we recorded a $9.6 million expense, or 1.0% of net sales, related to the provision for warranty reserve as compared to $8.5 million, or 1.2% of net sales, in fiscal year 2010. The increase in the provision for warranty reserve was primarily due to higher net sales in fiscal year 2011. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected. In fiscal year 2011, we recorded a $3.4 million expense, or 0.4% of net sales, related to the inventory provision as compared to $2.6 million, or 0.4% of net sales, in fiscal year 2010. The increase in the inventory provision was primarily for older products as a result of product transitions.

Research and development expenses. Research and development expenses increased by $10.7 million, or 28.7%, to $48.1 million from $37.4 million, for fiscal year 2011 and 2010, respectively. Research and development expenses were 5.1% and 5.2% of net sales for fiscal year 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $8.5 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense related to expanded product development initiatives in the U.S. and in Taiwan, an increase of $3.0 million in development costs associated with new products offset in part by an increase of $0.8 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $4.1 million and $3.1 million for fiscal year 2011 and 2010, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $6.4 million, or 31.3%, to $26.9 million from $20.5 million, for fiscal year 2011 and 2010, respectively. Sales and marketing expenses were 2.8% of net sales for both fiscal year 2011 and 2010. The increase in absolute dollars was primarily due to an increase of $4.3 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, an increase of $1.1 million in advertising and promotion expense, an increase of $0.6 million in cooperative marketing funding to customers and an increase of $0.4 million in trade show and travel expenses.

Sales and marketing expenses include stock-based compensation expense of $1.1 million and $0.9 million for fiscal year 2011 and 2010, respectively.

General and administrative expenses. General and administrative expenses increased by $2.1 million, or 13.9%, to $17.4 million from $15.3 million, for fiscal year 2011 and 2010, respectively. General and administrative expenses were 1.9% and 2.1% of net sales for fiscal year 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $2.4 million in compensation and benefits, including higher stock-based compensation expense, in part to support the expansion of our operations at our headquarters and operations in Taiwan, an increase of $0.6 million in customs fee accrual related to prior periods, an increase of $0.4 million in legal fees offset in part by an increase of $1.0 million in rental income and an increase of $0.6 million in foreign currency transaction gain.

General and administrative expenses include stock-based compensation expense of $2.1 million and $1.9 million for fiscal year 2011 and 2010, respectively.

Provision for litigation loss. There was no loss from litigation expense for fiscal year 2011. For fiscal year 2010, there was a $1.1 million expense due to a settlement payment related to the Digitechnic lawsuit. (See Note 13 of Notes to Consolidated Financial Statements.)

Interest and other expense, net. Interest and other expense changed by $0.3 million, to $0.6 million of expense from $0.3 million of expense, for fiscal year 2011 and 2010, respectively, which included $0.7 million and $0.4 million of interest expense for fiscal year 2011 and 2010, respectively. The net change was primarily due to higher interest expense as our average debt outstanding for fiscal year 2011 was $21.5 million versus $2.5 million in fiscal year 2010. Interest rates were not significantly different in fiscal year 2011 compared to 2010. We expect that our interest expenses will increase in the future as we plan to obtain additional financing from banks to fund the construction of the Taiwan facilities and the expansion of our headquarters office in San Jose.

Provision for income taxes. Provision for income taxes increased by $4.3 million, or 31.8%, to $17.9 million from $13.6 million, for the fiscal year 2011 and 2010, respectively. The effective tax rate was 30.8% and 33.5% for fiscal year 2011 and 2010, respectively. The effective tax rate was lower for fiscal year 2011 primarily due to the reinstatement of Federal research and development tax credits and domestic production activities deduction which were partially offset by the impact of state taxes and stock option expenses.

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

Provision for litigation loss. Loss from litigation was $1.1 million for fiscal year 2010. There was no provision for fiscal year 2009. The provision was due to a settlement payment related to the Digitechnic lawsuit. (See Note 13 of Notes to Consolidated Financial Statements.)

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

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. Our cash and cash equivalents and short-term investments were $70.0 million and $73.5 million as of June 30, 2011 and 2010, respectively.

Operating Activities. Net cash provided by (used in) operating activities was $8.5 million, ($2.2) million and $21.8 million for fiscal years 2011, 2010 and 2009, respectively. Net cash provided by our operating activities for fiscal year 2011 was primarily due to our net income of $40.2 million, an increase in accounts payable of $16.9 million, stock-based compensation expense of $8.1 million, allowance for sales returns of $6.6 million, an increase in net income taxes payable of $5.7 million, depreciation expense of $5.5 million, an increase in accrued liabilities of $5.3 million, which was partially offset by an increase in inventory of $60.5 million and an increase in accounts receivable of $19.2 million. Net cash used in our operating activities for fiscal year 2010 was primarily due to our net income of $26.9 million, an increase in accounts payable of $21.8 million, an increase in net income taxes payable of $9.5 million, stock-based compensation expense of $6.5 million, an increase in accrued liabilities of $5.5 million and allowance for sales returns of $5.3 million which were offset by an increase in inventory of $48.2 million and an increase in accounts receivable of $33.3 million. Net cash provided by our operating activities for fiscal year 2009 was primarily due to our net income of $16.1 million, stock-based compensation expense of $5.7 million, an increase in net income taxes payable of $4.8 million and allowance for sales returns of $4.2 million which was substantially offset by a decrease in accounts payable of $6.9 million and an increase in inventory of $5.8 million.

The increase for fiscal year 2011 in accounts receivable was primarily due to higher net sales during fiscal year 2011. The increase for fiscal year 2011 in inventory, accounts payable and accrued liabilities was in part due to an increase in demand for our products resulting from a recovering economy, in part to support our growth and in part due to our increasing manufacturing activities in the Netherlands and Taiwan. We anticipate that accounts receivable, sales returns, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $24.8 million, $11.8 million and $2.7 million for fiscal years 2011, 2010 and 2009, respectively. In fiscal year 2011, $16.2 million was related to the purchase of property, plant and equipment including $6.1 million related to the land purchased in Taiwan in August 2010 and $9.2 million was related to a deposit made in March 2011 for land in Taiwan. This was offset by the redemption at par of investments in auction rate securities of $1.5 million. In fiscal year 2010, $22.2 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $8.9 million. In fiscal year 2009, $3.6 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $0.9 million.

We anticipate to close the title on the land deposit in Taiwan and finalize the purchase price, consisting of approximately 2.2 acres, in the first half of fiscal year 2012 to develop our manufacturing and service operations in Asia. We also plan to expand our headquarters office in San Jose, California. The construction of the Taiwan facilities and the headquarters office expansion in San Jose, California began in the fourth quarter of fiscal year 2011 and will continue through fiscal year 2012. The anticipated costs for the next twelve months to build the Taiwan facilities and the headquarters office expansion in San Jose, California are approximately $16.9 million. We plan to finance these projects through our operating cash flows and additional financing from banks in fiscal year 2012.

Financing activities. Net cash provided by (used in) our financing activities was $13.6 million, $16.3 million and ($0.3) million for fiscal years 2011, 2010 and 2009, respectively. In fiscal year 2011, we received $10.3 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of several executive officers and an employee for their stock options and restricted stock awards of $8.4 million for fiscal year 2011. Further, we obtained a new term loan of $13.9 million and borrowed $9.9 million of our revolving line of credit. We repaid $14.1 million in loans for fiscal year 2011. We expect the net cash provided by financing activities will increase in the quarter ending September 30, 2011 as we intend to obtain additional financing from banks to construct our manufacturing building in Taiwan and support our building expansion in San Jose, California. In fiscal year 2010, $18.6 million was related to proceeds from the revolving line of credit associated with the purchase of three buildings and $6.4 million was proceeds from exercise of stock options and $1.5 million was related to the excess tax benefits from stock-based compensation. In fiscal year 2009, we repurchased 445,028 shares of treasury stock for $2.0 million and received $2.1 million of proceeds from the exercise of stock options.

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

Other factors affecting liquidity and capital resources

As of June 30, 2011, we had a revolving line of credit totaling $25.0 million that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. In June 2010, we used $18.6 million of the line of credit to purchase three buildings with approximately 167,000 square feet of space in San Jose, California adjacent to our headquarters. The loan is secured by all our assets except for the three buildings purchased in San Jose, California, and we were required to obtain a mortgage loan to pay-off this line of credit by December 2010. In December 2010, we repaid $13.9 million of the line of credit by obtaining a term loan for the same amount and the remaining $4.7 million of the line of credit has been extended to be repaid by June 15, 2013. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through October 1, 2013 with an interest rate at the LIBOR rate plus 1.75% per annum. The LIBOR rate was 0.19% at June 30, 2011.

In March 2011, we drew an additional $9.9 million of the line of credit with an interest rate equal to the lender’s established interest rate which is adjusted monthly and paid $9.2 million for a deposit to purchase land in Taiwan. The interest rate was 1.64% at June 30, 2011. As of June 30, 2011 and June 30, 2010, the total outstanding borrowing under these loans was $28.2 million and $18.6 million, respectively. As of June 30, 2011, the unused revolving line of credit was $10.4 million and we were not in compliance with the investment covenant associated with these loans; however, we obtained waivers as of June 30, 2011 from the lenders in August 2011 regarding such non-compliance.

In addition, we have historically paid our contract manufacturers within 38 to 76 days of invoice and Ablecom between 53 and 100 days of invoice. As of June 30, 2011 and 2010 amounts owed to Ablecom by us were $34.2 million and $19.5 million, respectively.

In February 2008, we leased an office building of approximately 246,000 square feet in Fremont, California with total payment obligations of $6.8 million over the next 4.1 years as of June 30, 2011. We also obtained an irrevocable standby letter of credit required by the landlord of the office lease totaling $121,000. This amount has been classified as a restricted cash as of June 30, 2011.

As of June 30, 2011, we held $5.2 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA at June 30, 2011. These auction rate preferred shares have no stated maturity date and stated maturity dates for these auction rate student loans range from 2035 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2011, $5.2 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2011, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold these investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity. In fiscal year 2011, 2010 and 2009, $1.5 million, $8.9 million and $0.9 million of these auction rate securities were redeemed at par, respectively.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,210	$4,609	$2,859	$32	$10,710
Capital leases, including interest	41	51	5	—	97
Long-term debt, including interest (1)	827	27,942	—	—	28,769
License arrangements	511	911	228	—	1,650
Purchase commitments (2)	91,812	—	—	—	91,812

Total	$96,401	$33,513	$3,092	$32	$133,038

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at June 30, 2011.
(2)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors.

The table above excludes liabilities for deferred revenue for warranty services of $2.4 million and unrecognized tax benefits and related interest and penalties accrual of $7.2 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Recent Accounting Pronouncements

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2011, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We had $28.2 million and $18.6 million of indebtedness under our credit facilities as of June 30, 2011 and 2010, respectively. In December 2010, we repaid $13.9 million of the revolving line of credit by obtaining a term loan. In March 2011, we also drew an additional $9.9 million from the revolving line of credit and paid $9.2 million for a deposit to purchase land in Taiwan that is adjacent to the land that was purchased in August 2010. The annual interest rate on our credit facilities for our outstanding term loan is based on the LIBOR rate plus 1.50% per annum. The annual interest rate for our revolving line of credit is based on LIBOR rate plus 1.75% per annum and lender’s established interest rate. The interest rate for the term loan and the revolving line of credit ranges from 1.69% to 2.14% at June 30, 2011 and 1.84% at June 30, 2010. We believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of June 30, 2011, we held $5.2 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA at June 30, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2011, $5.2 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2011, we have recorded an accumulated unrealized loss of $0.2 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During fiscal year 2011, 2010 and 2009, $1.5 million, $8.9 million and $0.9 million were redeemed at par, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain for fiscal years 2011, 2010 and 2009 was $0.8 million, $0.2 million and $3,000, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Micro Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP

San Jose, California

September 2, 2011

SUPER MICRO COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$69,943	$72,644
Short-term investments	59	845
Accounts receivable, net of allowances of $1,062 and $1,210 at June 30, 2011 and 2010, respectively (including amounts receivable from a related party of $527 and $1,201 at June 30, 2011 and 2010, respectively)	85,005	72,963
Inventory, net	192,711	135,584
Deferred income taxes-current	10,250	9,756
Prepaid income taxes	7,207	2,737
Prepaid expenses and other current assets	4,447	2,328

Total current assets	369,622	296,857
Long-term investments	5,188	5,901
Property, plant and equipment, net	74,438	62,691
Deferred income taxes-noncurrent	2,792	4,825
Restricted cash	409	286
Other assets	12,171	202

Total assets	$464,620	$370,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $34,210 and $19,464 at June 30, 2011 and 2010, respectively)	$113,340	$95,416
Accrued liabilities	24,780	19,432
Income taxes payable	936	3,219
Advances from receivable financing arrangements	1,000	1,193
Short-term debt	—	18,553
Current portion of capital lease obligations	36	62
Current portion of long-term debt	555	—

Total current liabilities	140,647	137,875
Long-term capital lease obligations-net of current portion	50	46
Long-term debt-net of current portion	27,596	—
Other long-term liabilities	9,070	8,140

Total liabilities	177,363	146,061
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 40,727,562 and 37,493,534 at June 30, 2011 and 2010, respectively	122,693	100,350
Treasury stock (at cost), 445,028 shares at June 30, 2011 and 2010	(2,030)	(2,030)
Accumulated other comprehensive loss	(204)	(204)
Retained earnings	166,798	126,585

Total stockholders’ equity	287,257	224,701

Total liabilities and stockholders’ equity	$464,620	$370,762

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2011	2010	2009
Net sales (including related party sales of $11,017, $10,190 and $6,025 in fiscal years 2011, 2010 and 2009, respectively)	$942,582	$721,438	$505,609
Cost of sales (including related party purchases of $155,430, $124,466 and $91,954 in fiscal years 2011, 2010 and 2009, respectively)	791,478	606,446	416,899

Gross profit	151,104	114,992	88,710
Operating expenses:
Research and development	48,108	37,382	34,514
Sales and marketing	26,859	20,458	17,119
General and administrative	17,444	15,318	13,824
Provision for litigation loss	—	1,089	—

Total operating expenses	92,411	74,247	65,457

Income from operations	58,693	40,745	23,253
Interest and other income, net	66	103	476
Interest expense	(686)	(383)	(930)

Income before income tax provision	58,073	40,465	22,799
Income tax provision	17,860	13,550	6,692

Net income	$40,213	$26,915	$16,107

Net income per common share:
Basic	$1.04	$0.73	$0.46
Diluted	$0.93	$0.65	$0.41
Weighted-average shares used in calculation of net income per common share:
Basic	38,132	35,884	34,218
Diluted	42,396	40,735	38,596

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Deferred Stock-Based Compensation	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2008	32,668,731	$69,434	$(675)	—	$—	$(451)	$83,563	$151,871
Purchase of treasury stock	—	—	—	(445,028)	(2,030)	—	—	(2,030)
Exercise of stock options	2,549,553	2,057	—	—	—	—	—	2,057
Stock-based compensation	—	5,099	—	—	—	—	—	5,099
Amortization of deferred compensation	—	—	562	—	—	—	—	562
Forfeitures of stock-based compensation	—	(3)	3	—	—	—	—	—
Tax benefit resulting from stock option transactions	—	5,306	—	—	—	—	—	5,306
Unrealized loss on investments	—	—	—	—	—	(350)	—	(350)
Net income	—	—	—	—	—	—	16,107	16,107

Balance at June 30, 2009	35,218,284	81,893	(110)	(445,028)	(2,030)	(801)	99,670	178,622
Exercise of stock options	1,958,652	6,351	—	—	—	—	—	6,351
Issuance of restricted stock awards	316,598	—	—	—	—	—	—	—
Stock-based compensation	—	6,347	—	—	—	—	—	6,347
Amortization of deferred compensation	—	—	110	—	—	—	—	110
Tax benefit resulting from stock option transactions	—	5,759	—	—	—	—	—	5,759
Unrealized gain on investments	—	—	—	—	—	597	—	597
Net income	—	—	—	—	—	—	26,915	26,915

Balance at June 30, 2010	37,493,534	100,350	—	(445,028)	(2,030)	(204)	126,585	224,701
Exercise of stock options, net of taxes	3,065,405	3,281	—	—	—	—	—	3,281
Issuance of restricted stock awards, net of taxes	168,623	(1,434)	—	—	—	—	—	(1,434)
Stock-based compensation	—	8,056	—	—	—	—	—	8,056
Tax benefit resulting from stock option transactions	—	12,440	—	—	—	—	—	12,440
Net income	—	—	—	—	—	—	40,213	40,213

Balance at June 30, 2011	40,727,562	$122,693	$—	(445,028)	$(2,030)	$(204)	$166,798	$287,257

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$40,213	$26,915	$16,107
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,453	4,619	3,653
Stock-based compensation expense	8,056	6,457	5,661
Excess tax benefits from stock-based compensation	(2,401)	(1,484)	—
Allowance for doubtful accounts	499	772	299
Allowance for sales returns	6,624	5,310	4,248
Provision for inventory	3,353	2,614	1,459
Loss on disposal of property, plant and equipment	35	63	40
Gain on short-term investments	—	(1)	—
Deferred income taxes	1,539	(4,407)	(1,002)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $674, $(921) and $512 in fiscal years 2011, 2010 and 2009, respectively)	(19,165)	(33,336)	(755)
Inventory	(60,480)	(48,154)	(5,820)
Prepaid expenses and other assets	(4,144)	(792)	116
Accounts payable (including changes in related party balances of $14,746, $(1,991) and $(6,262) in fiscal years 2011, 2010 and 2009, respectively)	16,933	21,840	(6,914)
Income taxes payable, net	5,687	9,497	4,792
Accrued liabilities	5,348	5,514	(872)
Other long-term liabilities	930	2,399	807

Net cash provided by (used in) operating activities	8,480	(2,174)	21,819

INVESTING ACTIVITIES:
Restricted cash	(123)	1,480	(38)
Proceeds from investments	1,500	8,999	942
Purchases of property, plant and equipment	(16,202)	(22,223)	(3,561)
Investment in a privately held company	(750)	—	—
Land deposit	(9,195)	—	—
Purchases of investments	—	(58)	(58)

Net cash used in investing activities	(24,770)	(11,802)	(2,715)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,271	6,351	2,057
Minimum tax withholding paid on behalf of employees for stock options and restricted stock awards	(8,424)	—	—
Excess tax benefits from stock-based compensation	2,401	1,484	—
Proceeds from debt	23,730	18,553	—
Repayment of debt	(14,132)	(9,994)	(307)
Payment of obligations under capital leases	(64)	(42)	(57)
Advances (payments) under receivable financing arrangements	(193)	(27)	47
Payment to acquire treasury stock	—	—	(2,030)

Net cash provided by (used in) by financing activities	13,589	16,325	(290)

Net increase (decrease) in cash and cash equivalents	(2,701)	2,349	18,814
Cash and cash equivalents at beginning of year	72,644	70,295	51,481

Cash and cash equivalents at end of year	$69,943	$72,644	$70,295

Supplemental disclosure of cash flow information:
Cash paid for interest	$649	$371	$930
Cash paid for taxes, net of refunds	$9,813	$6,542	$3,648
Non-cash investing and financing activities:
Equipment purchased under capital leases	$42	$42	$—
Reversal of deferred stock-based compensation for cancellation of stock options	$—	$—	$3
Accrued costs for property, plant and equipment purchases	$1,482	$491	$447
Changes in fair values of investments	$—	$984	$(577)

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

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

Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw materials and parts. The Company evaluates inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, writes down the valuation of units to lower of cost or market or for excess and obsolescence calculated as the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. The Company monitors the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjusts its estimate for determining future write downs. If in future periods, the Company experiences or anticipates a change in recovery rate compared with its historical experience, its gross margin would be affected. During fiscal years 2011, 2010 and 2009, the Company recorded a provision for lower of costs or market and excess and obsolete inventory totaling $3,353,000, $2,614,000 and $1,459,000, respectively.

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

Other Assets

Other assets consist primarily of a deposit for land in Taiwan totaling $9,195,000 that is adjacent to the land that was purchased in August 2010, a long-term prepaid royalty license of $1,994,000 and an investment in a privately held company of $750,000. The title to the land in Taiwan is expected to transfer in the first half of fiscal year 2012.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the fair value of the asset compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

Revenue Recognition

The Company recognizes revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms or customer acceptance provisions, and revenue is recognized when the products arrive or are accepted at the destination. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, in which case customers may return these products for credit within 30 days of receiving the items. Certain distributors and original equipment manufacturers (OEMs) are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, the Company has a sales arrangement with an OEM under which the Company sells its products with the OEM’s brand to the OEM. The OEM has limited product return rights. To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with the relevant distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Estimated reserves for future returns, which are recorded at the time the related revenue is recognized, are adjusted as necessary, based on returns experience, returns expectations and communication with distributors

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2011 and 2010, the Company had deferred revenue of $2,388,000 and $1,345,000 and related deferred product costs of $1,935,000 and $1,330,000, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. The Company also makes estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provides an allowance in an amount the Company deems adequate for doubtful accounts. The Company provides for price protection to certain distributors. Management assesses the market competition and product technology obsolescence, and makes price adjustments based on their judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on the distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time management reduces the product prices.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses, equipment and facility expenses, warranty costs and provision for excess and obsolete inventory.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company provides warranties against any defective products which range from 15 to 39 months. The Company accrues for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The Company’s estimates and assumptions used have been historically close to actual. If in future periods, the Company experiences or anticipates an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, the Company intends to adjust its estimates appropriately. The following table presents for the years ended June 30, 2011, 2010 and 2009, the reconciliation of the changes in accrued warranty costs (in thousands):

	June 30,
	2011	2010	2009
Balance, beginning of year	$4,564	$3,579	$2,920
Provision for warranty	9,606	8,473	6,703
Costs charged to accrual	(8,518)	(6,629)	(6,299)
Change in estimated liability for pre-existing warranties	(942)	(859)	255

Balance, end of year	$4,710	$4,564	$3,579

Software Development Costs

Software development costs are included in research and development and are expensed as incurred. Software development costs are capitalized beginning when technological feasibility has been established and ending when a product is available for general release to customers. To date, the period between achieving technological feasibility and the issuance of such software has been short and software development costs qualifying for capitalization have been insignificant.

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $3,354,000, $2,519,000 and $2,716,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2011, 2010 and 2009, were $2,092,000, $1,527,000 and $1,355,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2011, 2010 and 2009, were $2,663,000, $1,725,000 and $1,043,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $3,670,000, $2,038,000 and $1,767,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

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

Shipping and Handling Fees

The Company incurred shipping costs of $1,046,000, $662,000 and $576,000 for the years ended June 30, 2011, 2010 and 2009, respectively, that were included in sales and marketing expenses.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2011	2010	2009
Basic net income per common share calculation
Net income	$40,213	$26,915	$16,107
Less: Undistributed earnings allocated to participating securities	(645)	(686)	(424)

Net income attributable to common shares—basic	$39,568	$26,229	$15,683

Weighted-average number of common shares used to compute basic net income per common share	38,132	35,884	34,218

Basic net income per common share	$1.04	$0.73	$0.46

Diluted net income per common share calculation
Net income	$40,213	$26,915	$16,107
Less: Undistributed earnings allocated to participating securities	(581)	(606)	(377)

Net income attributable to common shares—diluted	$39,632	$26,309	$15,730

Weighted-average number of common shares used to compute basic net income per common share	38,132	35,884	34,218
Dilutive effect of options to purchase common stock	4,264	4,851	4,378

Weighted-average number of common shares used to compute diluted net income per common share	42,396	40,735	38,596

Diluted net income per common share	$0.93	$0.65	$0.41

For the years ended June 30, 2011, 2010 and 2009, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 3,391,000, 2,093,000 and 4,679,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

Comprehensive Income

Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss at June 30, 2011, 2010 and 2009 is comprised solely of unrealized losses on investments, net of taxes. The components of comprehensive income, net of taxes, are as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
Net income	$40,213	$26,915	$16,107
Unrealized gains or (losses) on investments, net of taxes	—	597	(350)

Total comprehensive income	$40,213	$27,512	$15,757

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Supplier Risk

Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 13.2% and 20.4%, 14.6% and 20.4%, and 22.5% and 23.6%, of total purchases for the years ended June 30, 2011, 2010 and 2009, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. Deposits may exceed the amount of insurance provided on such deposits. No single customer accounted for 10% or more of net sales in fiscal years 2011, 2010 and 2009. No customer accounted for 10% or more of accounts receivable as of June 30, 2011 and one customer accounted for 10.2% of the Company’s accounts receivable as of June 30, 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This accounting guidance was effective for the Company beginning in the first quarter of fiscal year 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial position and results of operations.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial position and results of operations.

Note 3.	Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying securities in active markets. The Company’s short-term and long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of June 30, 2011 and 2010. Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 6 of Notes to Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents, short-term and long-term investments as of June 30, 2011 and 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

June 30, 2011	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$4,287	$—	$—	$4,287
Auction rate securities	—	—	5,188	5,188

Total	$4,287	$—	$5,188	$9,475

June 30, 2010	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$29,646	$—	$—	$29,646
Auction rate securities	—	—	6,688	6,688

Total	$29,646	$—	$6,688	$36,334

The above table excludes $65,656,000 and $42,997,000 of cash and $468,000 and $345,000 of certificates of deposit held by the Company as of June 30, 2011 and 2010, respectively.

The Company’s Level 3 assets consist of short-term and long-term auction rate securities for which the Company used a discounted cash flow model to value these investments (See Note 6).

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for fiscal year 2011 and 2010 (in thousands):

	June 30,
	2011	2010
Balance as of beginning of period	$6,688	$14,644
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	984
Sales and settlements at par	(1,500)	(8,940)
Transfers in and/or out of Level 3	—	—

Balance as of end of year	$5,188	$6,688

The following is a summary of the Company’s short-term investments as of June 30, 2011 and 2010 (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$59	$—	$—	$59

Total	$59	$—	$—	$59

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificate of deposit	$58	$—	$—	$58
Auction rate securities	800	—	(13)	787

Total	$858	$—	$(13)	$845

The following is a summary of the Company’s long-term investments as of June 30, 2011 and 2010 (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$5,525	$—	$(337)	$5,188

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$6,225	$—	$(324)	$5,901

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of June 30, 2010, its short-term debt of $18,553,000 is reported at amortized cost. As of June 30, 2011, its current and non-current long-term debt of $28,151,000 is reported at amortized cost. The fair value of the outstanding debts is based on borrowing rates currently available to the Company for loans with similar terms, and approximates amortized cost.

Note 4.	Accounts Receivable Allowances

The Company establishes an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2011, 2010 and 2009, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2011	$842	$499	$(603)	$738
Year ended June 30, 2010	671	772	(601)	842
Year ended June 30, 2009	601	299	(229)	671
Allowance for sales returns
Year ended June 30, 2011	$368	$6,624	$(6,668)	$324
Year ended June 30, 2010	397	5,310	(5,339)	368
Year ended June 30, 2009	572	4,248	(4,423)	397

Note 5.	Inventory

Inventory as of June 30, 2011 and 2010 consisted of the following (in thousands):

	June 30,
	2011	2010
Finished goods	$134,990	$88,392
Work in process	9,540	8,540
Purchased parts and raw materials	48,181	38,652

Total inventory, net	$192,711	$135,584

Note 6.	Short-term and Long-term Investments

As of June 30, 2011 and 2010, the Company held $5,188,000 and $6,688,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or BAA at June 30, 2011 and AAA or BAA3 at June 30, 2010. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously provided by the auction process. As a result, as of June 30, 2011, $5,188,000 of these auction rate securities have been classified as long-term available-for-sale investments. As of June 30, 2010, $5,901,000 of these auction rate securities have been classified as long-term available-for-sales investments and the remaining $787,000 have been classified as short-term available-for-sale investments

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of June 30, 2011 and 2010. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was no change in fair value of its auction rate securities during the year ended June 30, 2011, and a recovery in fair value of its auction rate securities of $984,000 during the year ended June 30, 2010, respectively, and a cumulative total decline of $337,000 and $324,000 as of June 30, 2011 and 2010, respectively. That amount has been recorded as a component of other comprehensive income. As of June 30, 2011 and 2010, the Company has recorded an accumulated unrealized loss of $204,000, net of deferred income taxes, on both long-term and short-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In fiscal year 2011, 2010 and 2009, $1,500,000, $8,940,000 and $885,000 of these auction rate securities were redeemed at par, respectively.

Note 7.	Property, Plant and Equipment

Property, plant and equipment as of June 30, 2011 and 2010 consisted of the following (in thousands):

	June 30,
	2011	2010
Land	$35,334	$27,186
Buildings	28,071	29,645
Building and leasehold improvements	3,540	3,335
Buildings construction in progress	4,608
Machinery and equipment	17,071	12,689
Furniture and fixtures	3,554	2,882
Purchased Software	2,540	2,107

	94,718	77,844
Accumulated depreciation and amortization	(20,280)	(15,153)

Property, plant and equipment, net	$74,438	$62,691

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2010, the Company purchased three buildings in San Jose, California. The preliminary value allocated to the land and buildings were $7,966,000 and $10,537,000, respectively, as of June 30, 2010 which were subject to the completion of cost segregation study. Based on the cost segregation study completed in September 2010, the purchase values allocated to the land and buildings were $9,540,000 and $8,963,000, respectively. In August 2010, the Company purchased land in Taiwan, consisting of approximately 4.7 acres. The purchase price is $6,137,000 and the Company is developing the land for manufacturing and service operations through fiscal year 2012.

Note 8.	Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. For the years ended June 30, 2011, 2010 and 2009, such sales transactions totaled $25,011,000, $26,690,000 and $22,422,000, respectively. At June 30, 2011 and 2010, $1,000,000 and $1,193,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 11.40% to 13.80% and 11.70% to 13.80% per annum, depending on the customers’ credit ratings, at June 30, 2011 and 2010, respectively.

Note 9.	Short-term and Long-term Obligations

Short-term and long-term obligations as of June 30, 2011 and 2010 consisted of the following (in thousands):

	June 30,
	2011	2010
Line of credit	$14,554	$18,553
Building loans	13,597	—
Capital leases	86	108

Total	28,237	18,661
Current portion	(591)	(18,615)

Long-term portion	$27,646	$46

In June 2010, the Company obtained a revolving line of credit totaling $25,000,000 that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company used $18,553,000 of the line of credit to purchase three buildings in San Jose, California and was required to obtain a mortgage loan to pay-off this line of credit by December 2010. The loan is secured by all the Company’s assets except for the three buildings purchased in San Jose, California. In December 2010, the Company repaid $13,854,000 of the line of credit by obtaining a new term loan from another bank for $13,875,000 and the remaining $4,699,000 of the line of credit has been extended to be paid-off by June 15, 2013. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through October 1, 2013 with an interest rate at the LIBOR rate plus 1.75% per annum. The LIBOR rate was 0.19% at June 30, 2011.

In March 2011, the Company drew an additional $9,855,000 from the line of credit with an interest rate equal to the lender’s established interest rate which is adjusted monthly and paid $9,195,000 for a deposit to

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase land in Taiwan that is adjacent to the land that was purchased in August 2010. The title to the land in Taiwan is expected to transfer in the quarter ending September 30, 2011. The interest rate was 1.64% at June 30, 2011. As of June 30, 2011 and 2010, the total outstanding borrowings under these loans were $28,151,000 and $18,553,000, respectively. As of June 30, 2011, the unused revolving line of credit was $10,446,000. As of June 30, 2011, the Company was not in compliance with the investment covenant associated with these loans; however, it obtained waivers as of June 30, 2011 from the lenders in August 2011 regarding such non-compliance.

As of June 30, 2011 and 2010, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit were $446,347,000 and $352,259,000, respectively. As of June 30, 2011, the gross cost and net book value of the land, building and related improvements collateralizing the term loan were $18,503,000 and $18,273,000, respectively.

The following table as of June 30, 2011, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2012	$555
2013	15,109
2014	12,487
2015	—
2016	—
Thereafter	—

Total	$28,151

Note 10.    Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.1% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom , while Steve Liang and other family members own approximately 35.9% of Ablecom at June 30, 2011 and 2010.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2011, 2010 and 2009, the Company purchased products from Ablecom totaling $155,430,000, $124,466,000 and $91,954,000. For fiscal year 2011, 2010 and 2009, the Company sold products to Ablecom totaling $11,017,000, $10,190,000 and $6,025,000, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2011 and 2010, were $527,000 and $1,201,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2011 and 2010, were $34,210,000 and $19,464,000, respectively. Historically, the Company has paid Ablecom the majority of invoiced dollars between 53 and 100 days of invoice. For the years ended June 30, 2011, 2010 and 2009, the Company received $55,000, $164,000 and $2,000, respectively, from Ablecom for penalty charges and paid $4,052,000 $3,352,000 and $2,918,000, respectively, in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $38,326,000 and $35,266,0000 at June 30, 2011 and 2010, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In fiscal year 2011, Ablecom paid for a land deposit in Taiwan on behalf of the Company in the amount of $4,510,000 which the Company repaid Ablecom in March 2011. The amount paid to Ablecom of $4,510,000 represented Ablecom’s cost and the fair market value of the land.

Note 11.    Stock-based Compensation and Stockholders’ Equity

Treasury Stock

In November 2008, the Board of Directors approved a program to repurchase, from time to time, at management’s discretion, shares of the Company’s common stock. Under the plan, the Company was authorized to repurchase up to 2,000,000 of its outstanding shares of common stock in the open market or in private transactions during the period ended June 30, 2009 at prevailing market prices in compliance with applicable securities laws and other legal requirements. Repurchases were made under the program using the Company’s own cash resources. The plan did not obligate the Company to acquire any particular amount of common stock and the plan could be suspended or discontinued at any time. As of June 30, 2011 and 2010, the Company had repurchased 445,028 shares of the Company’s common stock at a weighted average price of $4.56 per share for $2,030,000.

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

In August 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) and reserved for issuance 4,000,000 shares of common stock for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The number of shares reserved automatically increases on July 1 of each year through 2016, by an amount equal to the smaller of (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The 2006 Plan was approved by the stockholders of the Company on January 8, 2007. The exercise price per share for options granted to employees and consultants owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Incentive and nonqualified stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In fiscal years 2011, 2010 and 2009, the Company granted 2,172,920, 1,581,230 and 3,442,652 options under the 2006 Plan, respectively. At June 30, 2011, 1,714,290 shares of common stock are available for future grant.

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

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the award. 359,282 and 179,641 shares were vested as of June 30, 2011 and 2010, respectively.

In November 2008, the Committee approved the terms of an Option Exercise Agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer of the Company and Shiow-Meei Liaw, Senior Warehouse Manager of the Company, pursuant to which they exercised fully vested options previously granted to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively, based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over a two-year vesting period. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the awards. The awards were fully vested as of June 30, 2011 and 136,957 shares were vested as of June 30, 2010.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock option grants for the years ended June 30, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2011	2010	2009
Risk-free interest rate	1.01% – 2.12%	1.88% – 2.28%	1.42% – 3.09%
Expected life	4.33 – 4.45 years	4.06 – 4.32 years	4.06 – 10 years
Dividend yield	0%	0%	0%
Volatility	54.50% – 57.02%	51.88% – 55.01%	48.16% – 69.62%
Weighted-average fair value	$6.43	$5.34	$2.87

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

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2011, 2010 and 2009 (in thousands).

	Years Ended June 30,
	2011	2010	2009
Cost of sales	$812	$573	$578
Research and development	4,077	3,106	2,608
Sales and marketing	1,077	880	826
General and administrative	2,090	1,898	1,649

Stock-based compensation expense before taxes	8,056	6,457	5,661
Income tax impact	(1,412)	(1,052)	(570)

Stock-based compensation expense, net	$6,644	$5,405	$5,091

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $12,440,000, $5,759,000 and $5,306,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the year ended June 30, 2011, 2010 and 2009, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $2,401,000 and $1,484,000 in the year ended June 30, 2011 and 2010, respectively, and had no amount in the year ended June 30, 2009 for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes stock option activity during the years ended June 30, 2011, 2010 and 2009 under all stock option plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of July 1, 2008 (10,639,860 shares exercisable at weighted average exercise price of $2.23 per share)	3,106,747	13,300,972	$3.48
Authorized	980,062	—
Granted (weighted average fair value of $2.87)	(3,442,652)	3,442,652	7.05
Exercised	—	(2,549,553)	0.81
Exercised and exchanged for restricted stock awards	—	(1,202,894)	0.25
Forfeited	255,952	(318,532)	8.57

Balance as of June 30, 2009 (8,297,505 shares exercisable at weighted average exercise price of $3.86 per share)	900,109	12,672,645	5.17
Authorized	1,056,549	—
Granted (weighted average fair value of $5.34)	(1,581,230)	1,581,230	12.23
Exercised	—	(1,958,652)	3.24
Forfeited	147,273	(170,278)	9.13

Balance as of June 30, 2010 (8,264,920 shares exercisable at weighted average exercise price of $5.00 per share)	522,701	12,124,945	6.34
Authorized	3,124,806	—
Granted (weighted average fair value of $6.43)	(2,172,920)	2,172,920	14.02
Exercised		(3,560,570)	3.27
Forfeited	239,703	(256,510)	10.85

Balance as of June 30, 2011	1,714,290	10,480,785	$8.86	6.77	$78,146

Options vested and expected to vest at June 30, 2011		10,011,472	$8.73	6.67	$75,858
Options vested at June 30, 2011		6,617,414	$7.18	5.64	$59,303

The total pretax intrinsic value of options exercised during the years ended June 30, 2011, 2010 and 2009 was $42,630,000, $17,018,000 and $26,716,000, respectively. In fiscal year 2011, 961,000 shares of non-qualified expiring stock options were net-share exercised such that the Company withheld 413,906 shares with value equivalent to the officers’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for taxes were based on the value of the option exercised as determined by the Company’s closing stock price. The payments for the employees’ tax obligations to the taxing authorities were $6,990,000 and are reflected as a

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the exercising and did not represent an expense to the Company.

Stock-based compensation expense in the years ended June 30, 2011, 2010 and 2009 was $8,056,000, $6,347,000 and $5,099,000, respectively. As of June 30, 2011, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $18,176,000, which will be recognized over a weighted-average vesting period of approximately 2.42 years.

Additional information regarding options outstanding as of June 30, 2011, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$1.25 - 2.60	1,083,977	2.23	$1.92	1,083,977	$1.92
2.80 - 3.25	1,050,720	3.76	3.11	1,050,720	3.11
3.50 - 6.14	1,684,480	7.41	5.62	955,066	5.55
6.21 - 8.00	1,222,895	6.55	7.79	1,042,322	7.81
8.36 - 10.03	1,105,581	7.20	8.84	785,711	9.01
10.19 - 10.68	1,320,084	8.07	10.62	648,865	10.56
11.81 - 13.61	1,451,618	9.14	12.83	302,894	12.51
13.70 - 15.54	638,080	5.46	13.93	616,080	13.87
18.59	539,670	9.82	18.59	947	18.59
18.89	383,680	8.82	18.89	130,832	18.89

$1.25 - $18.89	10,480,785	6.77	$8.86	6,617,414	$7.18

The following table summarizes the Company’s restricted stock award activity for the year ended June 30, 2011 and 2010:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2009	1,172,121	$9.39
Granted	—	—
Vested	(316,598)	8.32
Forfeited	—	—

Nonvested stock at June 30, 2010	855,523	9.79
Granted	—	—
Vested	(316,600)	8.32
Forfeited	—	—

Nonvested stock at June 30, 2011	538,923	$10.66

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total pretax intrinsic value of restricted stock awards vested was $3,066,000, $2,633,000 and $0 for the years ended June 30, 2011, 2010 and 2009, respectively. In fiscal year 2011, upon vesting, 316,600 shares of restricted stock awards were net share-settled such that the Company withheld 147,977 shares with value equivalent to the officers’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for the officers’ tax obligations to the taxing authorities were $1,434,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The total intrinsic value of the outstanding restricted stock awards was $8,671,000 as of June 30, 2011. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 538,923 shares.

Note 12.    Income Taxes

The components of income before income tax provision for the years ended June 30, 2011, 2010 and 2009 are as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
United States	$53,187	$39,103	$21,674
Foreign	4,886	1,362	1,125

Income before income tax provision	$58,073	$40,465	$22,799

The income tax provision for the years ended June 30, 2011, 2010 and 2009, consists of the following (in thousands):

	Years Ended June 30,
	2011	2010	2009
Current:
Federal	$16,240	$15,460	$6,388
State	313	2,023	980
Foreign	816	474	326

	17,369	17,957	7,694

Deferred:
Federal	304	(3,044)	(464)
State	187	(1,363)	(538)

	491	(4,407)	(1,002)

Income tax provision	$17,860	$13,550	$6,692

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net deferred tax assets as of June 30, 2011 and 2010, consist of the following (in thousands):

	June 30,
	2011	2010
Warranty accrual	$1,730	$1,695
Marketing fund accrual	1,095	874
Inventory valuation	5,508	5,677
Stock-based compensation	2,488	2,031
Research and development credit	1,085	1,460
Other	3,138	3,906

Total deferred income tax assets	15,044	15,643
Deferred tax liabilities-depreciation and other	(1,984)	(1,062)

Deferred income tax assets-net	$13,060	$14,581

Undistributed earnings of our foreign subsidiaries of $5,753,000 at June 30, 2011 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Income tax benefits resulting from stock option transactions of $12,440,000, $5,759,000 and $5,306,000 were credited to stockholders’ equity in the years ended June 30, 2011, 2010 and 2009, respectively.

The following is a reconciliation for the years ended June 30, 2011, 2010 and 2009, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2011	2010	2009
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax-net of federal benefit	4.4	3.5	5.2
Foreign losses not deductible and tax rate differences	(1.1)	(0.5)	(0.5)
Research and development tax credit	(8.7)	(5.8)	(12.4)
Other	1.2	1.3	2.1

Effective tax rate	30.8%	33.5%	29.4%

As of June 30, 2011, the Company had state research and development tax credit carryforwards of $4,793,000. The state research and development tax credits will carryforward to offset future state income taxes. $3,124,000 of the state research and development tax credit carryforwards were attributable to excess tax deductions from stock options exercises, and were not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of June 30, 2011 and 2010, the Company had accrued $604,000 and $551,000 for the payment of interest and penalties relating to unrecognized tax benefits, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at July 1, 2008	$4,669
Gross increases:
For current year’s tax positions	726
For prior years’ tax positions	—
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(1,396)

Balance at June 30, 2009	3,999
Gross increases:
For current year’s tax positions	1,059
For prior years’ tax positions	1,084
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(313)

Balance at June 30, 2010	5,829
Gross increases:
For current year’s tax positions	2,010
For prior years’ tax positions	216
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(1,108)
For prior years’ tax positions	(398)

Balance at June 30, 2011	$6,549

*	excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $5,546,000 and $4,838,000 as of June 30, 2011 and 2010, respectively.

The Company files U.S. federal, U.S. state, and foreign income tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year beginning July 1, 2003.

In connection with the regular examination of the Company’s California tax returns for the fiscal years ended June 30, 2003 and 2004, the Company has come to a settlement with the Franchise Tax Board in May 2011 and released the reserves related to tax positions taken on the California tax returns.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statues of limitations or the possible conclusion of ongoing tax examinations in various jurisdictions in the United States. If such events occur within the next 12 months, the Company does not believe that the change in unrecognized tax benefits will be material.

Note 13.    Commitments and Contingencies

Litigation and Claims—The Company was a defendant in a lawsuit with Digitechnic, S.A. (“Digitechnic”), a former customer, before the Bobigny Commercial Court in Paris, France, in which Digitechnic alleged that certain products purchased from the Company were defective. In September 2003, the Bobigny Commercial

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lease Commitments—The Company leases offices and equipment under noncancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	As of June 30, 2011
	Capital Leases	Operating Leases
Year ending June 30, 2012	$41	$3,210
Year ending June 30, 2013	37	2,366
Year ending June 30, 2014	14	2,243
Year ending June 30, 2015	4	2,244
Year ending June 30, 2016	1	615
Thereafter	—	32

Total minimum lease payments	97	$10,710

Less amounts representing interest	11

Present value of minimum lease payments	86
Less long-term portion	50

Current portion	$36

Rent expense for the years ended June 30, 2011, 2010 and 2009, was $3,084,000, $2,545,000 and $2,550,000, respectively.

Note 14.    Retirement Plan

The Company sponsors a 401(k) savings plan for eligible US employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2011, 2010 and 2009.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a pension plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. For the years ended June 30, 2011, 2010 and 2009, the Company’s matching contribution was $93,000, $66,000 and $55,000, respectively.

The Company maintains a defined benefit pension plan of Super Micro Computer, Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

local requirements of Taiwan. Plan assets of the funded defined benefit pension plan are deposited into a government-managed account in which the Company has no control over investment strategy. For the years ended June 30, 2011, 2010 and 2009, the Company’s contribution was $350,000, $234,000 and $219,000, respectively.

Note 15.    Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the years ended June 30, 2011, 2010 and 2009, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2011	2010	2009
Net sales:
United States	$549,755	$433,618	$325,582
Europe	201,518	156,268	108,605
Asia	159,457	106,973	56,819
Other	31,852	24,579	14,603

	$942,582	$721,438	$505,609

Net sales amounts previously disclosed by geography have been combined to conform to the current presentation.

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	June 30,
	2011	2010
Long-lived assets:
United States	$59,531	$59,129
Asia	14,382	3,032
Europe	525	530

	$74,438	$62,691

Long-lived asset amounts previously disclosed by geography have been combined to conform to the current presentation.

SUPER MICRO COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2011		2010		2009
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$351,282	37.3%	$245,209	34.0%	$196,656	38.9%
Subsystems and accessories	591,300	62.7%	476,229	66.0%	308,953	61.1%

Total	$942,582	100.0%	$721,438	100.0%	$505,609	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales as of June 30, 2011 and 2010. No customer accounted for 10% or more of accounts receivable as of June 30, 2011, and one customer accounted for 10.2% of the Company’s accounts receivable as of June 30, 2010.

Note 16.    Quarterly Financial Data (Unaudited)

The following table presents the Company’s unaudited quarterly financial data. This information has been prepared on a basis consistent with that of the audited consolidated financial statements. The Company believes that all necessary adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Three Months Ended
	Sep. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	Jun. 30, 2011
	(In thousands, except per share data)
Net Sales	$207,178	$240,813	$234,288	$260,303
Gross profit	33,037	40,179	37,856	40,032
Net income	$7,217	$11,569	$10,696	$10,731

Net income per common share:
Basic	$0.19	$0.30	$0.28	$0.27
Diluted	$0.17	$0.27	$0.25	$0.24

	Three Months Ended
	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	Jun. 30, 2010
	(In thousands, except per share data)
Net Sales	$148,521	$181,977	$189,276	$201,664
Gross profit	24,509	30,309	29,265	30,909
Net income	$3,863	$7,604	$7,733	$7,715

Net income per common share:
Basic	$0.11	$0.21	$0.21	$0.20
Diluted	$0.10	$0.19	$0.18	$0.18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2011. The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Micro Computer, Inc.:

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2011 of the Company and our report dated September 2, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to significant related party transactions.

/s/ Deloitte & Touche, LLP

San Jose, California

September 2, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and their ages and their positions as of August 22, 2011, are as follows:

Name	Age	Position(s)
Charles Liang	53	Chairman of the Board, President and Chief Executive Officer
Howard Hideshima	52	Chief Financial Officer
Phidias Chou	53	Vice President, Worldwide Sales
Chiu-Chu (Sara) Liu Liang	49	Vice President of Operations, Treasurer and Director
Yih-Shyan (Wally) Liaw	56	Vice President of International Sales, Secretary and Director
Hwei-Ming (Fred) Tsai(1)(2)(3)(4)	55	Director
Edward J. Hayes, Jr.(1)(4)	56	Director
Sherman Tuan(2)(3)(4)	57	Director
Gregory K. Hinckley(1)(4)	64	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Determined by the Board of Directors to be “independent” as defined by applicable listing standards of The Nasdaq Stock Market

Executive Officers

Charles Liang founded Super Micro and has served as our President, Chief Executive Officer and Chairman of the Board since our inception in September 1993. Mr. Liang has been developing server system architectures and technologies for the past two decades. From July 1991 to August 1993, Mr. Liang was President and Chief Design Engineer of Micro Center Computer Inc., a high-end motherboard design and manufacturing company. From January 1988 to April 1991, Mr. Liang was Senior Design Engineer and Project Leader for Chips & Technologies, Inc., a chipset technology company, and Suntek Information International Group, a system and software development company. Mr. Liang has been granted many server technology patents. Mr. Liang holds an M.S. in Electrical Engineering from the University of Texas at Arlington and a B.S. in Electrical Engineering from National Taiwan University of Science & Technology in Taiwan. Our Nominating and Corporate Governance Committee (“Governance Committee”) concluded that Mr. Liang should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his long familiarity with the Company’s business.

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

Chiu-Chu (Sara) Liu Liang co-founded Super Micro and has served as Vice President of Operations, Treasurer and a member of our board of directors since our inception in September 1993. From 1985 to 1993, Ms. Liang held finance and operational positions for several companies, including Micro Center Computer Inc. Ms. Liang holds a B.S. in Accounting from Providence University in Taiwan. Ms. Liang is married to Mr. Charles Liang, our Chairman, President and Chief Executive Officer. Our Governance Committee concluded that Ms. Liang should serve on the Board based on her skills, experience, her general expertise in business and accounting and her long familiarity with the Company’s business.

Yih-Shyan (Wally) Liaw co-founded Super Micro and has served as Vice President of International Sales, Corporate Secretary and a member of our board of directors since our inception in September 1993. From 1988 to 1991, Mr. Liaw was Vice President of Engineering at Great Tek, a computer company. Mr. Liaw holds an M.S. in Computer Engineering from University of Arizona, an M.S. in Electrical Engineering from Tatung Institute of Technology in Taiwan, and a B.S. degree from Taiwan Provincial College of Marine and Oceanic Technology. Our Governance Committee concluded that Mr. Liaw should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise and his long familiarity with the Company’s business.

Non-Management Directors

Hwei-Ming (Fred) Tsai has been a member of our board of directors since August 2006. Mr. Tsai is an independent business consultant since January 2010. Mr. Tsai served as Executive Vice President and Chief Financial Officer of SinoPac Bancorp, a financial holding company based in Los Angeles, California from February 2001 and August 2005, respectively, to December 2009. He also served as Senior Executive Vice President of Far East National Bank, a commercial bank that is held by SinoPac Bancorp from December 2002 to December 2009. Mr. Tsai received a Master in Professional Accounting from the University of Texas at Austin and a B.A. in Accounting from National Taiwan University in Taiwan. Our Governance Committee concluded that Mr. Tsai should serve on the Board based on his skills, experience and qualifications in capital finance, his financial literacy and his familiarity with the Company’s business.

Edward J. Hayes, Jr. has been a member of our board of directors since February 2007. Mr. Hayes has served as Chief Financial Officer of Pillar Data Systems, Inc., a privately-held data storage company, since August 2006. In June 2011, Oracle Corporation acquired Pillar Data Systems, Inc. From July 2004 to August 2006, he served as Executive Vice President and Chief Financial Officer of Quantum Corporation, a data storage company publicly traded on NYSE. From March 2003 to July 2004, Mr. Hayes was an independent consultant and private investor. From April 2001 to March 2003, he was President and Chief Executive Officer of DirecTV Broadband, Inc., an internet service provider. From January 2000 to April 2001, he served as Executive Vice President and Chief Financial Officer of Telocity, Inc., an internet service provider which the management team took public in March 2000. Mr. Hayes is an independent director and non-executive Chairman of the Board of publicly-traded Alaska Communications Systems Group, Inc., a telecommunications service provider. Mr. Hayes holds a B.A. degree from Colgate University and conducted his graduate studies in Accounting and Finance at the New York University Graduate School of Business. Our Governance Committee concluded that Mr. Hayes should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his experience and qualifications in finance, his general expertise in business and accounting, his financial literacy and his familiarity with the Company’s business.

Sherman Tuan has been a member of our board of directors since February 2007. Mr. Tuan is founder of PurpleComm, Inc. (doing business as 9x9Network), a provider of new media for internet TV services, where he has served as Chief Executive Officer since January 2005 and Chairman of the Board since June 2003. He has served as Chief Executive Officer of Purple Communications Limited, an investment holding company since April 2002. From September 1999 to May 2002, he was director of Metromedia Fiber Network, Inc., a fiber optical networking infrastructure provider. Mr. Tuan was co-founder of AboveNet Communications, Inc., an internet connectivity solutions provider, where he served as President from March 1996 to January 1998, Chief Executive Officer from March 1996 to May 2002 and director from March 1996 to September 1999. Mr. Tuan received a B.S. degree in Electrical Engineering from Feng-Chia University in Taiwan. Our Governance Committee concluded that Mr. Tuan should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise and his familiarity with the Company’s business.

Gregory K. Hinckley has been a member of our board of directors since January 2009. Mr. Hinckley is currently the President and interim Chief Financial Officer of Mentor Graphics Corporation, a publicly traded provider of electronic design automation solutions. He began at Mentor Graphics in January 1997 as Executive Vice President, Chief Operating Officer and Chief Financial Officer. In November 2000, he became President and Chief Financial Officer. In July 2007, his position became President and Chief Operating Officer. Prior to Mentor Graphics, he served as Chief Financial Officer for two other publicly traded companies—VLSI Technology, Inc. and Bio-Rad Laboratories, Inc. Mr. Hinckley is a director of SI-Bone, Inc. (a privately-held orthopedic device company), a director and member of audit and compensation committees of Intermec, Inc. (a publicly traded provider of automated identification and data collection (AIDC) solutions), and is an advisory director of Portland State University Engineering School. Mr. Hinckley holds a Bachelor of Arts degree in physics from Claremont McKenna College, a Master of Science degree in applied physics from University of California, an MBA degree from Harvard Business School, and was a Fullbright Scholar in applied mathematics at Nottingham University in England. He is also a Certified Public Accountant. Our Governance Committee concluded that Mr. Hinckley should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, his experience and qualifications in finance and operations and his financial literacy.

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

The current composition of the board is:

Class I Directors (terms expiring at the 2013 annual meeting)	Charles Liang Sherman Tuan

Class II Directors (terms expiring at the 2011 annual meeting)	Yih-Shyan (Wally) Liaw Edward J. Hayes, Jr Gregory K. Hinckley

Class III Directors (terms expiring at the 2012 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted “Corporate Governance Guidelines” to help ensure that the board of directors is independent from management, appropriately performs its function as the overseer of management, and that the interests of the board of directors and management align with the interests of the stockholders. The “Corporate Governance Guidelines” are available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance,” and are also available in print to any stockholder who requests a copy.

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

Based on these standards, our board of directors has determined that four of its current seven members are independent directors under the applicable listing standards of the NASDAQ Global Select Market, namely Sherman Tuan, Edward J. Hayes, Jr., Gregory K. Hinckley and Hwei-Ming (Fred) Tsai.

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend our annual meeting of stockholders. The board of directors held five meetings during fiscal year 2011, of which four were regularly scheduled meetings and one was specially scheduled meeting. The independent directors met five times in executive sessions without any of our officers present. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2011.

Board Leadership Structure

Our Chairman, Charles Liang, is also our CEO. The Board and our Governance Committee believe that it is appropriate for Mr. Liang to serve as both the CEO and Chairman due to the relatively small size of the Company and our Board, and the fact that Mr. Liang is the founder of the Company with extensive experience in our industry.

Board Role in the Oversight of Risk

Our Board exercises oversight over our risk management activities, requesting and receiving reports from management. Our Board has delegated primary responsibility for oversight of risks relating to financial controls and reporting to our Audit Committee, which in turn reports to the full Board on such matters as appropriate. The Audit Committee also assists the Board in oversight of certain Company risks, particularly in the areas of internal controls, financial reporting and review of related party transactions.

Our management with oversight from our Compensation Committee, has reviewed its compensation policies and practices with respect to risk-taking incentives and risk management, and does not believe that potential risks arising from its compensation polices or practices are reasonably likely to have a material adverse effect on the Company.

Committees of the Board of Directors

The board has three standing committees to facilitate and assist the board of directors in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In accordance with applicable Nasdaq listing standards, each of these committees is comprised solely of non-employee, independent directors. The Charter for each committee is available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance”. The charter of each committee also is available in print to any stockholder who requests it. The following table shows the current members of each of the standing board committees:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Edward J. Hayes, Jr.(1)	Sherman Tuan(1)	Hwei-Ming (Fred) Tsai(1)
Hwei-Ming (Fred) Tsai	Hwei-Ming (Fred) Tsai	Sherman Tuan
Gregory K. Hinckley

(1)	Committee Chairperson

Audit Committee

The Audit Committee has three members. The Audit Committee met five times in fiscal year 2011, of which four were regularly scheduled quarterly meetings and one was a specially scheduled meeting. Our board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing standards of Nasdaq and the rules of the SEC. Our board has also determined that each member of our Audit Committee is a “financial expert” as defined under applicable SEC rules.

As outlined more specifically in the Audit Committee charter, the Audit Committee has, among other duties, the following responsibilities:

•	The appointment, compensation and retention of our independent auditors, and the review and evaluation of the auditors’ qualifications, independence and performance;

•	Oversees the auditors’ audit work and reviews and pre-approves all audit and non-audit services that may be performed by them;

•	Reviews and approves the planned scope of our annual audit;

•	Monitors the rotation of partners of the independent auditors on our engagement team as required by law;

•	Reviews our financial statements and discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements;

•	Reviews our critical accounting policies and estimates;

•	Oversees the adequacy of our financial controls;

•	Reviews annually the audit committee charter and the committee’s performance;

•	Reviews and approves all related-party transactions; and

•

Establishes and oversees procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters and oversees enforcement, compliance and remedial measures under our Code of Business Conduct and Ethics.

Compensation Committee

The Compensation Committee has two members and met four times in fiscal year 2011. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing standards of Nasdaq.

As outlined more specifically in the Compensation Committee charter, the Compensation Committee has, among other duties, the following responsibilities:

•	Reviews and approves corporate goals and objectives relevant to compensation of the chief executive officer and other executive officers;

•	Evaluates the performance of the chief executive officer and other executive officers in light of those goals and objectives;

•	Sets compensation of the chief executive officer and other executive officers;

•	Administers the issuance of restricted stock grants, stock options and other awards to executive officers and directors under our stock plans; and

•	Reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter.

Nominating and Corporate Governance Committee

The Governance Committee has two members and met five times in fiscal year 2011. The Governance Committee is comprised solely of non-employee directors. Our board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing standards of Nasdaq.

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•	Identifies individuals qualified to become directors;

•	Recommends to our board of directors director nominees for each election of directors;

•	Develops and recommends to our board of directors criteria for selecting qualified director candidates;

•	Considers committee member qualifications, appointment and removal;

•	Recommends corporate governance guidelines applicable to us;

•	Provides oversight in the evaluation of our board of directors and each committee;

•	Reviews and monitors our Code of Business Conduct and Ethics and reviews and approves any waivers of our Code of Business Conduct and Ethics; and

•	Coordinates and reviews board and committee charters for consistency and adequacy under applicable rules, and make recommendations to the board for any proposed changes.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal year 2011, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2011 transactions in our common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2011, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year, other than (i) one late report by Howard Hideshima reporting one untimely transaction; (ii) three late reports by Charles Liang reporting a total of three untimely transactions; (iii) three late reports by Chiu-Chu (Sara) Liu Liang reporting a total of three untimely transactions; (iv) three late reports by Hwei-Ming (Fred) Tsai reporting a total of eleven untimely transactions; and (v) six late reports by Yih-Shyan (Wally) Liaw reporting a total of twelve untimely transactions.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Process Overview

The Compensation Committee of the board of directors discharges the board of directors’ responsibilities relating to compensation of all of our executive officers. The Compensation Committee is comprised of two non-employee directors, both of whom are independent pursuant to the applicable listing rules of Nasdaq, Rule 16b-3 under the Exchange Act, and Section 162(m) of the Internal Revenue Code (“Code”).

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of Charles Liang, our President and Chief Executive Officer, and Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by one or more of Mr. Liang, Mr. Hideshima and Robert Aeschiman, our General Counsel. However, Messrs. Liang and Hideshima do not attend the portion of meetings during which their own performance or compensation is being discussed. Mr. Liang, Mr. Hideshima and Mr. Aeschiman support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In October 2009, as part of making an overall assessment of each individual’s role and performance, and structuring our compensation programs for fiscal year 2010, the Committee reviewed recommendations of management as well as publicly available peer group compensation data.

Compensation Philosophy and Objectives

It is the Compensation Committee’s philosophy to link the named executive officers’ compensation to corporate performance. The base salary, quarterly bonuses and stock option grants of the named executive officers are determined in part by the Compensation Committee reviewing data on prevailing compensation practices of comparable technology companies with whom we compete for executive talent, and evaluating such information in connection with our corporate goals and compensation practices.

The Compensation Committee considers various sources of competitive data when determining executive compensation levels, including compensation data from a sampling of public companies and public compensation surveys. For fiscal year 2011, the sample of companies consisted of the following companies:

3Par, Inc.	LSI Corp.
Adaptec Corporation	Network Appliance, Inc.
Blue Coat Systems, Inc.	Network Engines, Inc.
Brocade Communications Systems, Inc.	Quantum Corporation
Compellent Technologies	RadiSys Corporation
Dot Hill Systems Corp.	Riverbed Technology, Inc.
Emulex Corp.	Silicon Graphics International
Extreme Networks, Inc.	STEC, Inc.
Juniper Network, Inc.

In selecting the companies for inclusion in the sample, the following factors were considered: industry, net revenues, operating income and whether the company may compete against us for executive talent. These companies ranged in annual revenue from approximately $4.1 million to $3.9 billion. In addition to gathering data specific to the above listed companies, the Compensation Committee also reviewed public surveys of compensation practices.

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

Finally, we believe that creating stockholder value requires not only managerial talent but active participation by all employees. In recognition of this, we try to minimize the number of compensation arrangements that are distinct or exclusive to our executive officers. We currently provide base salary, quarterly bonuses and long-term equity incentive compensation to a considerable number of our domestic employees and international employees, in addition to our executive officers.

Role of Executive Officers in the Compensation Process

Management provides recommendations to the Compensation Committee on issues such as compensation program design, and evaluations of executive and Company performance. In Fiscal year 2010, the Compensation Committee also had access to competitive data collected by management. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our executive officers rests with the Compensation Committee.

Fiscal Year 2011 Executive Officer Compensation Components

For fiscal year 2011, the principal components of compensation for our executive officers were:

•	Base salary;

•	Quarterly bonus; and

•	Equity-Based Incentive Compensation.

Base Salary. Base salaries for our executive officers other than the Chief Executive Officer are determined annually by the Compensation Committee based upon recommendations by our chief executive officer, taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of the position and an annual review of the contribution and experience of each executive officer. For the Chief Executive Officer, the Compensation Committee considers substantially the same sort of information, as well as the size of the company and the chief executive officer’s overall stock ownership.

In August 2010, the Compensation Committee met to review the base salaries of our executive officers for fiscal year 2011. In determining base salaries for fiscal year 2011, the Compensation Committee decided to increase the base salary of our executive officers other than the Chief Executive Officer after taking into account the recommendations of our Chief Executive Officer and taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of each position and an annual review of the contribution and experience of each executive officer. For the Chief Executive Officer, the Compensation Committee considered substantially the same sort of information, as well as the size of the company and the Chief Executive Officer’s stock ownership, and determined to make no change to the base salary of the Chief Executive Officer. Based upon its review, the

Compensation Committee approved increases in base salaries for our executive officers set forth below. The base salary increases were comparable to the average percentage base salary increases granted to our employees generally except that the increases for Ms. Liang and Mr. Liaw were higher due to their low base salaries.

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

Quarterly Bonus. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Committee. Bonuses are not awarded based upon any specific plan or formula, but are subjectively determined based upon our performance during the quarter and the individual’s contributions. Historically these bonuses have ranged from zero to an amount equal to two weeks of base salary. For fiscal year 2011, quarterly bonuses of $4,850 and $3,250 were granted to Messrs. Hideshima and Chou, respectively, which were generally in line with quarterly bonuses for employees generally. No bonuses were granted to Messrs. Liang or Liaw or Ms. Liang.

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

In August 2010, the Compensation Committee approved grants of additional options to Messrs. Hideshima, Chou and Liaw as part of the Compensation Committee’s review of all employee grant levels. In April 2011, the Compensation Committee granted an option to Mr. Liang for 132,000 shares with an exercise price equal to $18.59 per share, which was the market value as of the date of grant. The option vests over four years. The Compensation Committee concluded that as Mr. Liang had not received any additional equity for two years, he should be provided with an additional incentive.

Stock Ownership Guidelines

We currently do not require our directors or executive officers to own a particular amount of our common stock. The Committee is satisfied that stock and option holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders. Our insider trading policy prohibits any of our directors, executive officers, employees or contractors from engaging in any transactions in publicly-traded options, such as puts and calls, and other derivative securities, including any hedging or similar transaction, with respect to our common stock.

Other Benefits

Health and Welfare Benefits

Our executive officers receive the same health and welfare benefits as are offered to our other employees, including medical, dental, vision, life, accidental death and dismemberment, disability, flexible spending accounts and holiday pay. The same contribution amounts, percentages and plan design provisions are applicable to all employees.

Retirement Program

Our executive officers may participate in the same tax-qualified, employee-funded 401(k) plan that is offered to all our other employees. We currently have no Supplemental Executive Retirement Plan, or SERP, obligations. We do not offer any defined benefit retirement plans to our executive officers.

Perquisites

We do not provide special benefits or other perquisites to any of our executive officers, with the exception of an automobile allowance provided to our Chief Executive Officer, as detailed in the “Summary Compensation Table.”

Employment Arrangements, Severance and Change of Control Benefits

We have not entered into employment agreements with any of our named executive officers. Mr. Hideshima, Mr. Chou and Ms. Liang have signed offer letters which provide for at-will employment. The offer letters provide for salary, stock options and right to participate in our employee benefit plans. We do not have any written employment arrangements with Messrs. Liang and Liaw. We do not have any arrangements with any of our executive officers that provide for any severance benefits in the event of termination or change of control.

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

We monitor whether it might be in our best interest to comply with Section 162(m) of the Code, but reserve the right to award future compensation which would not comply with the Section 162(m) requirements for non-deductibility if the Committee concludes that it is in the Company’s best interest to do so. We seek to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals and therefore the Committee has not adopted a policy requiring all compensation to be deductible. The Committee will continue to assess the impact of Section 162(m) on its compensation practices and determine what further action, if any, is appropriate.

We account for equity compensation paid to our employees in accordance with Accounting Standards Codification Topic 718, Stock Compensation (“ASC Topic 718”), which requires us to estimate and record expenses for each award of equity compensation over the service period of the award.

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

Summary

The Committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our executive officers’ interests with those of our stockholders. The Committee also believes that the compensation of our executive officers is both appropriate and responsive to the goal of building stockholder value.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on this review and these discussions, the Committee recommended to the board of directors that the CD&A be included in this filing.

This report has been furnished by the Compensation Committee.

Sherman Tuan, Chair

   Hwei-Ming (Fred) Tsai

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, our Chief Financial Officer and to our other most highly compensated executive officers who were the only executive officers whose total annual salary and bonus exceeded $100,000 in fiscal year 2011, for services rendered in all capacities to us during fiscal year 2011, 2010 and 2009. We refer to these officers as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)
Charles Liang	2011	$286,598	$—	$—	$1,116,206	$—	$—	$1,546	(6)	$1,404,350
President, Chief Executive Officer and Chairman of the Board	2010	286,598	4,823	—	—	—	—	7,987	(6)	299,408
	2009	285,460	5,381	9,574,865	2,364,466	—	—	5,511	(6)	12,235,683

Howard Hideshima	2011	254,231	4,850	—	412,361	—	—	4,634	(6)	676,076
Chief Financial Officer	2010	253,331	3,638	—	—	—	—	5,316	(6)	262,285
	2009	251,205	4,735	—	133,168	—	—	4,850	(6)	393,958

Phidias Chou	2011	225,271	3,250	—	—	—	—	5,447	(6)	233,968
Vice President, Worldwide Sales	2010	214,299	4,156	—	182,011	—	—	4,625	(6)	405,091
	2009	199,981	6,101	—	57,621	—	—	3,855	(6)	267,558

Chiu-Chu (Sara) Liu Liang	2011	175,900	—	—	—	—	—	5,379	(6)	181,279
Vice President of Operations, Treasurer and Director	2010	168,000	2,423	—	206,692	—	—	673	(6)	377,788
	2009	167,333	3,153	956,882	51,987	—	—	3,231	(6)	1,182,586

Yih-Shyan (Wally) Liaw	2011	177,727	—	—	108,436	—	—	6,832	(6)	292,995
Vice President, International Sales, Corporate Secretary and Director	2010	169,600	2,854	—	—	—	—	3,341	(6)	175,795
	2009	168,800	4,754	—	—	—	—	3,261	(6)	176,815

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers.
(2)	Restricted stock awards were issued to Charles Liang and Chiu-Chu (Sara) Liu Liang to exchange their exercised options during fiscal year 2009. The Company determined that there is no incremental fair value of the option exchanged for the award.
(3)	The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 11 of Notes to our audited Consolidated Financial Statements for the fiscal year 2011 included in our Annual Report on Form 10-K.
(4)	In accordance with the adopted SEC rules, the amounts previously reported in the “Option Awards” column for fiscal year 2010 and 2009 have been revised to reflect the grant date fair values of the awards granted in such years, as determined in accordance with FASB ASC Topic 718, excluding the effect of forfeitures.
(5)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.
(6)	Amount reflects vacation and sick pay.

Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2011 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Charles Liang	4/25/2011	—	—	—	—	132,000	(2)	$18.59	$1,116,206
Howard Hideshima	8/2/2010	—	—	—	—	10,886	(3)	13.61	66,503
	8/2/2010	—	—	—	—	56,614	(4)	13.61	345,858
Phidias Chou	—	—	—	—	—	—		—	—
Chiu-Chu (Sara) Liu Liang	—	—	—	—	—	—		—	—
Yih-Shyan (Wally) Liaw	8/2/2010	—	—	—	—	10,079	(5)	13.61	61,573
	8/2/2010	—	—	—	—	7,671	(6)	13.61	46,863

(1)	Represents the fair value of each stock option and award as of the date of grant, computed in accordance with ASC Topic 718.
(2)	These non-qualified stock options vest at the rate of 25% on April 25, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 25, 2015.
(3)	These incentive stock options vest at the rate of 25% on May 8, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2014.
(4)	These non-qualified stock options vest at the rate of 25% on May 8, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2014.
(5)	These incentive stock options vest at the rate of 25% on August 2, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on August 2, 2014.
(6)	These non-qualified stock options vest at the rate of 25% on August 2, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on August 2, 2014.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table provides information concerning the outstanding equity-based awards as of June 30, 2011, and the option exercise price and expiration dates for each award, held by each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Charles Liang	600,000	(2)	—		$3.08	12/28/2014
	450,000	(3)	270,000	(3)	$10.66	3/4/2019
	—		132,000	(4)	$18.59	4/25/2021
							538,923	$8,671,000

Howard Hideshima	19,198	(5)	—		$13.89	11/17/2016
	110,802	(5)	—		$13.89	11/17/2016
	32,500	(6)	—		$10.19	4/26/2017
	9,926	(7)	9,927	(7)	$5.53	4/29/2019
	6,073	(7)	16,074	(7)	$5.53	4/29/2019
	14,153	(8)	42,461	(8)	$13.61	8/2/2020
	2,721	(8)	8,165	(8)	$13.61	8/2/2020

Phidias Chou	54,000	(9)	—		$3.25	9/30/2015
	11,250	(7)	11,250	(7)	$5.53	4/29/2019
	13,574	(10)	17,456	(10)	$8.36	10/26/2019
	8,298	(10)	10,672	(10)	$8.36	10/26/2019

Chiu-Chu (Sara) Liu Liang	200,000	(11)	—		$1.25	12/23/2012
	64,800	(12)	—		$3.50	12/30/2015
	10,150	(7)	10,150	(7)	$5.53	4/29/2019
	7,355	(13)	12,260	(13)	$11.81	1/25/2020
	7,869	(13)	13,116	(13)	$11.81	1/25/2020

Yih-Shyan (Wally) Liaw	90,000	(14)	—		$2.53	3/31/2014
	24,890	(15)	5,745	(15)	$7.46	4/28/2018
	24,598	(15)	5,677	(15)	$7.46	4/28/2018
	—		10,079	(16)	$13.61	8/2/2020
	—		7,671	(16)	$13.61	8/2/2020

(1)	Market value based upon the closing price of our common stock of $16.09 on June 30, 2011 multiplied by the number of restricted stock awards.
(2)	Options vested at the rate of 25% on November 1, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2008.
(3)	Options vested at the rate of 25% on November 1, 2009 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2012.
(4)	Options vest at the rate of 25% on April 25, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 25, 2015.
(5)	Options vested at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2010.
(6)	Options vested at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares were fully vested on April 26, 2011.
(7)	Options vested at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 29, 2013.

(8)	Options vested at the rate of 25% on May 8, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2014.
(9)	Options vested at the rate of 25% on July 1, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2009.
(10)	Options vested at the rate of 25% on July 1, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2013.
(11)	Options vested at the rate of 25% on December 11, 2002 and 1/16th per quarter thereafter, such that the shares were fully vested on December 11, 2005.
(12)	Options vested at the rate of 25% on December 12, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on December 12, 2009.
(13)	Options vested at the rate of 25% on December 12, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2013.
(14)	Options vested at the rate of 25% on March 30, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2008.
(15)	Options vested at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 30, 2012.
(16)	Options vest at the rate of 25% on August 2, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on August 2, 2014.

Option Exercises and Stock Vested During Fiscal Year 2011

The following table sets forth the dollar amounts realized pursuant to the exercise or vesting of equity-based awards by our named executive officers during fiscal year 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	800,000	$11,020,000	179,641	$1,631,140
Howard Hideshima	10,000	$95,752	—	$—
Phidias Chou	27,000	$347,342	—	$—
Chiu-Chu (Sara) Liu Liang	120,000	$1,876,800	91,306	$956,887
Yih-Shyan (Wally) Liaw	226,000	$3,531,780	—	$—

(1)	Based on the difference between the closing price of our common stock on the date of exercise and the exercise price.
(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at board and committee meetings. Our non-employee directors receive an annual retainer of $40,000, payable quarterly. In addition, the Chairperson of our Audit Committee receives an annual retainer of $25,000, the Chairperson of each of our Compensation Committee and Nominating and Corporate Governance Committee receives an annual retainer of $5,000 and each director serving in a non-chairperson capacity on our standing board committees receives an annual retainer of $2,500 per committee, payable quarterly.

Non-employee directors also are eligible to receive stock options under our 2006 Equity Incentive Plan. Non-employee directors receive nondiscretionary, automatic grants of nonstatutory stock options under our 2006 Equity Incentive Plan. A non-employee director is automatically granted an initial option to purchase 18,000 shares upon first becoming a member of our board of directors. A non-employee director serving as Chairperson of the Audit Committee receives an initial grant of an option to purchase 12,000 shares. Non-employee directors serving as Chairperson of the Compensation or Nominating and Corporate Governance Committees receive an initial grant of an option to purchase 2,000 shares. Each of these initial options vests and becomes exercisable over four years, with the first 25% of the shares subject to each initial option vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter. Immediately after each of our annual meetings of stockholders, each non-employee director is automatically granted an option to purchase 4,500 shares of our common stock, the Audit Committee Chairperson is granted an annual option to purchase 3,000 shares of our common stock and the Chairperson of each of the Compensation and Nominating and Corporate Governance Committees is granted an annual option to purchase 500 shares of our common stock. These options will vest and become exercisable on the first anniversary of the date of grant or immediately prior to our annual meeting of stockholders, if earlier.

The options granted to non-employee directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and will become fully vested if we are subject to a change of control. Annual grants will be reduced proportionally if the person did not serve for the full year after the annual grant.

The following table shows for the fiscal year ended June 30, 2011 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hwei-Ming (Fred) Tsai	$50,000	—	$36,626	—	—	—	$86,626
Edward J. Hayes, Jr.	$65,000	—	$54,939	—	—	—	$119,939
Sherman Tuan	$47,500	—	$36,626	—	—	—	$84,126
Gregory K. Hinckley	$42,500	—	$32,963	—	—	—	$75,463

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2011.
(2)	The dollar amount in this column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 11 of Notes to our audited Consolidated Financial Statements for the fiscal year 2011 included in our Annual Report on Form 10-K. The table below sets forth the aggregate number of option awards held by our non-employee directors as of June 30, 2011.

Name	Option Awards
Hwei-Ming (Fred) Tsai	45,000
Edward J. Hayes, Jr.	60,000
Sherman Tuan	39,500
Gregory K. Hinckley	31,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 22, 2011 by:

•	each of the named executive officers;

•	each of our directors; and

•	all directors and executive officers as a group.

We do not know of any person or entity who beneficially owns more than 5% of our outstanding common stock as of August 22, 2011 except for the named executive officers and directors.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	9,822,659	23.2%
Howard Hideshima(5)	202,840	*
Phidias Chou(5)	94,778	*
Chiu-Chu (Sara) Liang(6)	9,822,659	23.2%
Yih-Shyan (Wally) Liaw(7)	3,448,067	8.4%
Hwei-Ming (Fred) Tsai(8)	369,125	*
Edward J. Hayes, Jr.(5)	52,500	*
Sherman Tuan(5)	34,125	*
Gregory K. Hinckley(5)	20,250	*
All directors and executive officers as a group (9 persons)(9)	14,044,344	32.8%

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Except as otherwise indicated, to our knowledge the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws applicable and to the information contained in the footnotes to this table.
(2)	Under the SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.
(3)	Calculated on the basis of 40,864,327 shares of Common Stock outstanding as of August 22, 2011, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after August 22, 2011 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)	Includes 1,095,000 shares issuable upon the exercise of options exercisable within 60 days after August 22, 2011. Also includes 3,392,468 shares jointly held by Mr. Liang and his spouse, 29,000 shares held by Green Earth Charitable Trust, for which Mrs. Liang serves as trustee, 4,500 shares held by Mr. Liang’s daughter, 18,000 shares held by Mr. Liang’s children, for which Mrs. Liang serves as custodian, 479,121 shares held directly by Mrs. Liang and 293,979 shares issuable upon the exercise of options held by Mrs. Liang and exercisable within 60 days after August 22, 2011. See footnote 6.
(5)	Consists of shares issuable upon the exercise of options exercisable within 60 days after August 22, 2011.
(6)	Includes 293,979 shares issuable upon the exercise of options exercisable within 60 days after August 22, 2011. Also includes 29,000 shares held by Green Earth Charitable Trust, 4,500 shares held by Mrs. Liang’s daughter, 18,000 shares held by Mrs. Liang’s children, for which Mrs. Liang serves as custodian, 4,510,591 shares held by Charles Liang, Mrs. Liang’s spouse, and 1,095,000 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after August 22, 2011. See footnote 4.
(7)	Includes 147,731 shares issuable upon the exercise of options exercisable within 60 days after August 22, 2011. 3,208,279 shares held by Liaw Family Trust, for which Mr. Liaw and his spouse serve as trustees, 8,400 shares held by Mr. Liaw’s daughters, 69,807 shares held by Mrs. Liaw, and 13,850 shares issuable upon the exercise of options granted to Mrs. Liaw, exercisable within 60 days after August 22, 2011.
(8)	Includes 40,000 shares issuable upon the exercise of options exercisable within 60 days after August 22, 2011. Also includes 295,000 shares held by Tsai Family Trust, for which Mr. Hwei Ming (Fred) Tsai and his spouse serve as trustees.
(9)	Includes 1,995,053 shares issuable upon the exercise of options exercisable within 60 days after August 22, 2011.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any options under the 1998 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2011:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	10,480,785	$8.86	1,714,290	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	10,480,785	$8.86	1,714,290

(1)	The number of shares that are reserved for issuance under the 2006 Equity Incentive Plan are automatically increased on July 1 of each year through 2016 by a number of shares equal to the smaller of (a) 3% of our outstanding shares as of the close of business on the immediately preceding June 30 or (b) a lesser amount determined by the board of directors. In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan that increases by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The amendment to the 2006 Plan was approved by our stockholders in February 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Procedures for Approval of Related Person Transactions

Pursuant to our Audit Committee charter, the Audit Committee has the responsibility for the review, approval or ratification of any related person transactions; provided that if the matter or transaction involves employment or compensation terms for services to our company, including retention or payment provisions relating to expert services, then it is presented to the Compensation Committee. In approving or rejecting a proposed transaction, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee shall approve only those transactions that, in light of known circumstances are not inconsistent with the Company’s best interests, as the Audit Committee determines in the good faith exercise of its discretion. In addition, we annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions as such term is defined by SEC rules and regulations. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

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

Stock Option Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option grants to our directors and named executive officers in fiscal 2011.

Transactions with Ablecom Technology Inc.

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of our major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.1% of our common stock. Charles Liang served as a Director of Ablecom during our fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of us, collectively own approximately 10.5% of Ablecom , while Steve Liang and other family members own approximately 35.9% of Ablecom at June 30, 2011 and 2010.

We have product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, we outsource a portion of its design activities and a significant part of its manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to our specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. Under the product design and manufacturing agreements, we commit to purchase a minimum quantity over a set period. The purchase price of the products manufactured by Ablecom is negotiated on a purchase order by purchase order basis at each purchase date. However, a fixed charge is added to the price of each unit purchased until the agreed minimum number of units is purchased. In August 2007, we entered into a new product development, manufacturing and service agreement with Ablecom. Under the new agreement, we have agreed to pay for the cost of blade server tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs. In September 2009, we entered into a similar product development agreement with Ablecom. Under this agreement, we have agreed to pay for the cost of chassis and related product tooling and engineering services and will pay for those items when the work has been completed. In this case no fixed charge is added to future purchases for reimbursement of tooling costs.

Under the distribution agreement, Ablecom purchases server products from us for distribution in Taiwan. We believe that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements we have with similar, third party distributors.

Ablecom’s net sales to us and its net sales of our products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2011, 2010 and 2009, we purchased products from Ablecom totaling $155,430,000, $124,466,000 and $91,954,000. For fiscal year 2011, 2010 and 2009, we sold products to Ablecom totaling $11,017,000, $10,190,000 and $6,025,000, respectively.

Amounts owed to us by Ablecom as of June 30, 2011 and 2010, were $527,000 and $1,201,000, respectively. Amounts owed to Ablecom by us as of June 30, 2011 and 2010, were $34,210,000 and $19,464,000, respectively. Historically, we have paid Ablecom the majority of invoiced dollars between 53 and 100 days of invoice. For the years ended June 30, 2011, 2010 and 2009, we received $55,000, $164,000 and $2,000, respectively, from Ablecom for penalty charges and paid $4,052,000 $3,352,000 and $2,918,000, respectively, in tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

Our exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to us. Outstanding purchase orders with Ablecom were $38,326,000 and $35,266,0000 at June 30, 2011 and 2010, respectively, representing the maximum exposure to loss relating to (a) above. We do not have any direct or indirect guarantees of losses of Ablecom.

In fiscal year 2011, Ablecom paid for a land deposit in Taiwan on behalf of the Company in the amount of $4,510,000 which the Company repaid Ablecom in March 2011. The amount paid to Ablecom of $4,510,000 represented Ablecom’s cost and the fair market value of the land.

Item 14.	Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2011.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below during the fiscal years 2011 and 2010. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved 100% of the services described below.

	Fiscal Year Ended 6/30/11	Fiscal Year Ended 6/30/10
Audit Fees(1)	$1,190,000	$1,063,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,190,000	$1,063,000

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our fiscal 2011 and 2010 consolidated financial statements, review of interim consolidated financial statements and certain statutory audits.

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

SUPER MICRO COMPUTER, INC.

Date: September 2, 2011	/s/ CHARLES LIANG
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

Signature	Title	Date

/s/ CHARLES LIANG Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 2, 2011

/s/ HOWARD HIDESHIMA Howard Hideshima	Chief Financial Officer (Principal Financial and Accounting Officer)	September 2, 2011

/s/ CHIU-CHU (SARA) LIU LIANG Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer and Director	September 2, 2011

/s/ YIH-SHYAN (WALLY) LIAW Yih-Shyan (Wally) Liaw	Vice President of International Sales, Secretary and Director	September 2, 2011

/s/ HWEI-MING (FRED) TSAI Hwei-Ming (Fred) Tsai	Director	September 2, 2011

/s/ EDWARD J. HAYES , JR Edward J. Hayes, Jr	Director	September 2, 2011

/s/ SHERMAN TUAN Sherman Tuan	Director	September 2, 2011

/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	Director	September 2, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)

3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)

4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)

10.1*	1998 Stock Option Plan, as amended(1)

10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)

10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)

10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)

10.5*	2006 Equity Incentive Plan(1)

10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)

10.9*	Form of directors’ and officers’ Indemnity Agreement(1)

10.10*	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)

10.11*	Offer Letter for Alex Hsu(1)

10.12*	Offer Letter for Howard Hideshima(1)

10.13*	Director Compensation Policy(1)

10.14	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)

10.15*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)

10.16*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)

10.17*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)

10.18	Agreement of Purchase and Sale(3)

10.19*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)

10.20*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Chiu-Chu Liang(5)

10.21*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)

10.22	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California(6)

10.23	Business Loan Agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America(7)

10.24*	2006 Equity Incentive Plan, as amended(8)

21.1	Subsidiaries of Super Micro Computer, Inc.(1)

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included in signature pages)

31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

32.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

+	Filed herewith
(1)	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2007.
(3)	Incorporated by reference to Exhibit 10.1 from the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2007.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 2, 2008.
(5)	Incorporated by reference to the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 2, 2008.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 7, 2010.
(7)	Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K (Commission File No. 011-33383) filed with the Securities and Exchange Commission on September 7, 2010.
(8)	Incorporated by reference to Appendix A from the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 011-33383) filed with the Securities and Exchange Commission on January 18, 2011.
(9)	The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
*	Management contract, or compensatory plan or arrangement