Form 10-Q
period 2011-09-30
Super Micro Computer, Inc.
filed 2011-11-07
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 27, 2011 there were 40,479,571 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$92,280	$69,943
Accounts receivable, net of allowances of $1,035 and $1,062 at September 30, 2011 and June 30, 2011, respectively (including amounts receivable from a related party of $499 and $527 at September 30, 2011 and June 30, 2011, respectively)	87,810	85,005
Inventory, net	189,004	192,711
Deferred income taxes-current	10,776	10,250
Prepaid income taxes	4,053	7,207
Prepaid expenses and other current assets	4,941	4,506

Total current assets	388,864	369,622
Long-term investments	3,669	5,188
Property, plant and equipment, net	81,289	74,438
Deferred income taxes-noncurrent	2,375	2,792
Other assets	11,982	12,580

Total assets	$488,179	$464,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $27,241 and $34,210 at September 30, 2011 and June 30, 2011, respectively)	$123,601	$113,340
Accrued liabilities	25,173	25,816
Income taxes payable	975	936
Current portion of long-term debt	555	555

Total current liabilities	150,304	140,647
Long-term debt-net of current portion	30,045	27,596
Other long-term liabilities	9,254	9,120

Total liabilities	189,603	177,363
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 40,899,835 and 40,727,562 at September 30, 2011 and June 30, 2011, respectively	125,425	122,693
Treasury stock (at cost), 445,028 shares at September 30, 2011 and June 30, 2011	(2,030)	(2,030)
Accumulated other comprehensive loss	(109)	(204)
Retained earnings	175,290	166,798

Total stockholders’ equity	298,576	287,257

Total liabilities and stockholders’ equity	$488,179	$464,620

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2011	2010
Net sales (including related party sales of $2,835 and $2,133 in the three months ended September 30, 2011 and 2010, respectively)	$247,885	$207,178
Cost of sales (including related party purchases of $37,393 and $36,418 in the three months ended September 30, 2011 and 2010, respectively)	208,259	174,141

Gross profit	39,626	33,037

Operating expenses:
Research and development	13,824	10,446
Sales and marketing	7,710	6,208
General and administrative	4,578	4,374

Total operating expenses	26,112	21,028

Income from operations	13,514	12,009
Interest and other income, net	17	20
Interest expense	(194)	(159)

Income before income tax provision	13,337	11,870
Income tax provision	4,845	4,653

Net income	$8,492	$7,217

Net income per common share:
Basic	$0.21	$0.19
Diluted	$0.19	$0.17
Weighted-average shares used in calculation of net income per common share:
Basic	40,356	37,224
Diluted	43,395	41,431

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$8,492	$7,217
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,535	1,282
Stock-based compensation expense	2,330	1,824
Excess tax benefits from stock-based compensation	(937)	(648)
Allowance (benefit) for doubtful accounts	(5)	161
Allowance for sales returns	3,137	1,280
Provision for inventory	2,362	(90)
Deferred income taxes	(170)	2,745
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $28 and $846 during the three months ended September 30, 2011 and 2010, respectively)	(5,937)	(288)
Inventory	1,345	(15,836)
Prepaid expenses and other assets	(340)	(3,772)
Accounts payable (including changes in related party balances of ($6,969) and $11,032 during the three months ended September 30 2011 and 2010, respectively)	9,919	17,574
Income taxes payable/receivable, net	4,093	1,000
Accrued liabilities	(830)	4,251
Other long-term liabilities	143	223

Net cash provided by operating activities	25,137	16,923

INVESTING ACTIVITIES:
Restricted cash	16	(77)
Proceeds from investments	1,675	900
Purchases of property, plant and equipment	(8,045)	(7,250)

Net cash used in investing activities	(6,354)	(6,427)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	611	594
Minimum tax withholding paid on behalf of an officer for restricted stock awards	(1,109)	(762)
Excess tax benefits from stock-based compensation	937	648
Proceeds from long-term debt	3,156	0
Repayment of long-term debt	(139)	0
Payment of obligations under capital leases	(9)	(18)
Advances (payment) under receivable financing arrangements	187	(83)

Net cash provided by financing activities	3,634	379

Effect of exchange rate fluctuations on cash and cash equivalents	(80)	0
Net increase in cash and cash equivalents	22,337	10,875
Cash and cash equivalents at beginning of period	69,943	72,644

Cash and cash equivalents at end of period	$92,280	$83,519

Supplemental disclosure of cash flow information:
Cash paid for interest	$187	$132
Cash paid for taxes, net of refunds	634	675
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	1,824	568

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

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

Basis of Presentation

The condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2011 included in its Annual Report on Form 10-K, as filed with the SEC (the “Annual Report”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2012.

Reclassification

The following prior period balance sheet amounts have been combined into other report lines to conform with the current period presentation: 1) short-term investments of $59,000 was combined into prepaid expense and other assets, 2) restricted cash of $409,000 was combined into other assets, 3) advances from receivable financing arrangements of $1,000,000 and current portion of capital lease obligations of $36,000 was combined into accrued liabilities and 4) long-term capital lease obligation-net of current portion of $50,000 was combined with other long-term liabilities.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan (the “2006 Plan”) that increased by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The amendment to the 2006 Plan was approved by the Company’s stockholders in February 2011. This authorized number of shares that may be issued under the 2006 Plan automatically increases on July 1 each year through 2016, by an amount equal to (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three months ended September 30, 2011 and 2010, the Company granted options for the purchase of 452,900 and 469,760 shares under the 2006 Plan, respectively. At September 30, 2011, 2,556,521 shares of common stock were available for future grant under the 2006 Plan.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 538,923 and 359,282 shares were vested as of September 30, 2011 and June 30, 2011, respectively.

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

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise factors for the stock options granted prior to June 30, 2011. For stock options granted after June 30, 2011, expected term is based on a combination of the Company’s peer group and the Company’s historical experience.

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

The fair value of stock option grants for the three months ended September 30, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2011	2010
Risk-free interest rate	1.32%	1.40%
Expected life	5.01 years	4.38 years
Dividend yield	0%	0%
Volatility	53.72%	54.50%
Weighted-average fair value	$6.43	$6.11

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,
	2011	2010
Cost of sales	$208	$194
Research and development	1,272	864
Sales and marketing	278	282
General and administrative	572	484

Stock-based compensation expense	$2,330	$1,824
Income tax impact	(231)	(191)

Stock-based compensation expense, net	$2,099	$1,633

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $899,000 and $996,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the three months ended September 30, 2011 and 2010, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $937,000 and $648,000 in the three months ended September 30, 2011 and 2010, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option and Awards Activity

The following table summarizes stock option activity during the three months ended September 30, 2011 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2011	10,480,785	$8.86	6.77	$78,146
Granted	452,900	13.67
Exercised	(76,489)	7.99
Forfeited or cancelled	(73,304)	13.93

Outstanding at September 30, 2011	10,783,892	9.03	6.64	45,303
Vested and expected to vest at September 30, 2011	10,320,456	8.90	6.55	44,437
Exercisable at September 30, 2011	7,036,804	7.40	5.56	38,292

The total pretax intrinsic value of options exercised was $425,000 and $2,201,000 for the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was approximately $18,396,000, which will be recognized over a weighted-average vesting period of approximately 2.4 years.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock award activity for the three months ended September 30, 2011:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2011	538,923	$10.66
Granted	—	—
Vested	(179,641)	10.66
Forfeited	—	—

Nonvested stock at September 30, 2011	359,282	10.66

The total pretax intrinsic value of restricted stock awards vested was $2,375,000 and $1,915,000 for the three months ended September 30, 2011 and 2010, respectively. In the three months ended September 30, 2011 and 2010, upon vesting, 179,641 shares of restricted stock awards were net share-settled such that the Company withheld 83,857 shares with value equivalent to an officer’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for the officer’s tax obligations to the taxing authorities were $1,109,000 and $762,000 for the three months ended September 30, 2011 and 2010, respectively, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The total intrinsic value of the outstanding restricted stock awards was $4,502,000 and $8,671,000 as of September 30, 2011 and June 30, 2011, respectively. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 359,282 shares as of September 30, 2011.

Note 3. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Net income	$8,492	$7,217
Unrealized gains or (losses) on investments, net of taxes	95	—

Total comprehensive income	$8,587	$7,217

Note 4. Net Income Per Common Share

The Company’s restricted share awards subject to repurchase and settled in shares of common stock upon vesting have the nonforfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Diluted net income per common share also considers the dilutive effect of in-the-money stock options, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the options were exercised during the period.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2011	2010
Basic net income per common share calculation
Net income	$8,492	$7,217
Less: Undistributed earnings allocated to participating securities	(97)	(149)

Net income attributable to common shares—basic	$8,395	$7,068

Weighted-average number of common shares used to compute basic net income per common share	40,356	37,224

Basic net income per common share	$0.21	$0.19

Diluted net income per common share calculation
Net income	$8,492	$7,217
Less: Undistributed earnings allocated to participating securities	(91)	(134)

Net income attributable to common shares—diluted	$8,401	$7,083

Weighted-average number of common shares used to compute basic net income per common share	40,356	37,224
Dilutive effect of options to purchase common stock	3,039	4,207

Weighted-average number of common shares used to compute diluted net income per common share	43,395	41,431

Diluted net income per common share	$0.19	$0.17

For the three months ended September 30, 2011 and 2010, the Company had stock options outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 2,877,000 and 2,925,000 for the three months ended September 30, 2011 and 2010, respectively.

Note 5. Balance Sheet Components (in thousands)

Inventory:

	September 30, 2011	June 30, 2011
Finished goods	$129,676	$134,990
Work in process	13,220	9,540
Purchased parts and raw materials	46,108	48,181

Total inventory, net	$189,004	$192,711

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recorded a provision (benefit) for excess and obsolete inventory totaling $2,362,000 and ($90,000) in the three months ended September 30, 2011 and 2010, respectively.

Property, Plant and Equipment:

	September 30, 2011	June 30, 2011
Land	$35,348	$35,334
Buildings	28,071	28,071
Building and leasehold improvements	3,704	3,540
Buildings construction in progress (1)	11,608	4,608
Machinery and equipment	17,991	17,071
Furniture and fixtures	3,725	3,554
Purchased software	2,643	2,540

Total property, plant and equipment	103,090	94,718
Accumulated depreciation and amortization	(21,801)	(20,280)

Property, plant and equipment, net	$81,289	$74,438

(1)	In connection with the purchase of land in Taiwan and the expansion of the headquarters office in San Jose, California, the Company engaged third parties as development managers to manage the development and construction of improvements on the properties, which are still in progress.

Other Assets:

Other assets consist primarily of a deposit for land in Taiwan totaling $8,707,000 that is adjacent to land that was purchased in August 2010, a long-term prepaid royalty license of $2,031,000 and an investment in a privately held company of $750,000. The title to the land in Taiwan is expected to transfer in the first half of fiscal year 2012.

Product Warranties:

	Three Months Ended September 30,
	2011	2010
Balance, beginning of period	$4,710	$4,564
Provision for warranty	2,193	2,605
Costs charged to accrual	(2,233)	(2,001)
Change in estimated liability for pre-existing warranties	(270)	(542)

Balance, end of period	$4,400	$4,626

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Long-term Investments

As of September 30, 2011 and June 30, 2011, the Company held $3,669,000 and $5,188,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at September 30, 2011 and AAA or BAA at June 30, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2011 and June 30, 2011, $3,669,000 and $5,188,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of September 30, 2011 and June 30, 2011. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was a recovery in fair value of its auction rate securities of $156,000 during the three months ended September 30, 2011 and there was no change in fair value of its auction rate securities during the three months ended September 30, 2010, and a cumulative total decline of $181,000 and $337,000 as of September 30, 2011 and June 30, 2011, respectively. That amount has been recorded as a component of other comprehensive income. As of September 30, 2011 and June 30, 2011, the Company has recorded an accumulated unrealized loss of $109,000 and $204,000, net of deferred income taxes, respectively. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analyses. During the three months ended September 30, 2011 and 2010, $1,675,000 and $900,000 of these auction rate securities were redeemed at par, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Fair Value Disclosure

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

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of September 30, 2011 and June 30, 2011.

The following table sets forth the Company’s cash equivalents and long-term investments as of September 30, 2011 and June 30, 2011 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

September 30, 2011	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$5,964	$—	$—	$5,964
Auction rate securities	—	—	3,669	3,669

Total	$5,964	$—	$3,669	$9,633

June 30, 2011	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$4,287	$—	$—	$4,287
Auction rate securities	—	—	5,188	5,188

Total	$4,287	$—	$5,188	$9,475

The above table excludes $86,315,000 and $65,656,000 of cash balances held on deposit at banks and $453,000 and $468,000 of certificates of deposit held by the Company as of September 30, 2011 and June 30, 2011, respectively.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010
Balance as of beginning of period	$5,188	$6,688
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	156	—
Sales and settlements at par	(1,675)	(900)
Transfers in and/or out of Level 3	—	—

Balance as of end of period	$3,669	$5,788

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s short-term investments as of September 30, 2011 and June 30, 2011 were $59,000 and are grouped in prepaid expense and other assets. There was no unrealized holding gain and losses for the periods.

The following is a summary of the Company’s long-term investments as of September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$3,850	$—	$(181)	$3,669

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$5,525	$—	$(337)	$5,188

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2011 and June 30, 2011, its current and non-current long-term debt of $30,600,000 and $28,151,000, respectively, is reported at amortized cost. The fair value of the outstanding debts is based on borrowing rates currently available to the Company for loans with similar terms, and approximates amortized cost.

Note 8. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled $7,933,000 and $5,993,000 for the three months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and June 30, 2011, $1,187,000 and $1,000,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements within the accrued liabilities as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 0.95% to 1.15% per month depending on the customers’ payment terms at September 30, 2011 and June 30, 2011.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Short-term and Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Line of credit	$17,141	$14,554
Building loans	13,459	13,597
Capital leases	77	86

Total	30,677	28,237
Current portion	(591)	(591)

Long-term portion	$30,086	$27,646

In June 2010, the Company obtained a revolving line of credit totaling $25,000,000 that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company used $18,553,000 of the line of credit to purchase three buildings in San Jose, California. The loan is secured by all the Company’s assets except for the three buildings purchased in San Jose, California. In December 2010, the Company repaid $13,854,000 of the line of credit by obtaining a new term loan from another bank for $13,875,000 and the remaining $4,699,000 of the line of credit has been extended to be paid-off by June 15, 2013. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through October 1, 2013 with an interest rate at the LIBOR rate plus 1.75% per annum. The LIBOR rate was 0.22% at September 30, 2011.

In March 2011, the Company drew an additional $9,855,000 from the revolving line of credit with an interest rate equal to the lender’s established interest rate which is adjusted monthly and paid $9,195,000 for a deposit to purchase land in Taiwan that is adjacent to the land that was purchased in August 2010. The title to the land in Taiwan is expected to transfer in the first half of fiscal year 2012. In August and September 2011, the Company also drew an additional $3,156,000 from the revolving line of credit for the construction of facilities in Taiwan. The interest rate was 1.64% at September 30, 2011 and June 30, 2011.

As of September 30, 2011 and June 30, 2011, the total outstanding borrowings under these loans were $30,600,000 and $28,151,000, respectively. As of September 30, 2011, the unused revolving line of credit was $7,859,000 and the Company was in compliance with the financial covenants associated with these loans.

As of September 30, 2011 and June 30, 2011, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit were $469,963,000 and $446,347,000, respectively. As of September 30, 2011, the gross cost and net book value of the land, building and related improvements collateralizing the term loan were $18,503,000 and $18,216,000, respectively.

In August 2011, the Company entered into an amendment to the credit agreement with Bank of America, N.A. which permits the Company to make investments in its wholly-owned subsidiaries or a non-wholly-owned subsidiary if the aggregate amount of the Company’s investments in that subsidiary never exceeds an amount equal to 5% of the Company’s total consolidated assets.

In October 2011, the Company entered into a second amendment to the credit agreement with Bank of America, N.A. which provided for (i) a $40,000,000 revolving line of credit facility that replaced the existing $25,000,000 revolving line of credit and (ii) a five-year $14,000,000 term loan facility to pay off the outstanding term loan of $13,412,500. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum.

In October 2011, the Company also obtained a revolving line of credit from China Trust Bank totaling $11,150,000 that matures on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which is adjusted monthly. In addition, the Company drew $4,481,000 from this revolving line of credit with an interest rate at 1.44% per annum.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.1% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members owned approximately 35.9% of Ablecom at September 30, 2011 and June 30, 2011.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $37,393,000 and $36,418,000 and sold products to Ablecom totaling $2,835,000 and $2,133,000 for the three months ended September 30, 2011 and 2010, respectively.

Amounts owed to the Company by Ablecom as of September 30, 2011 and June 30, 2011, were $499,000 and $527,000, respectively. Amounts owed to Ablecom by the Company as of September 30, 2011 and June 30, 2011, were $27,241,000 and $34,210,000, respectively. For the three months ended September 30, 2011, the Company paid Ablecom the majority of invoiced dollars between 53 and 101 days of invoice. For the three months ended September 30, 2011 and 2010, the Company paid $975,000 and $791,000, respectively, in tooling assets and miscellaneous costs to Ablecom.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $46,100,000 and $38,326,000 at September 30, 2011 and June 30, 2011, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Note 11. Income Taxes

The Company recorded provisions for income taxes of $4,845,000 and $4,653,000 for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate was 36.3% and 39.2% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate of 36.3% is estimated to be higher than the federal statutory rate primarily due to the impact of state taxes, stock option expenses, and the expiration of federal research & development tax credits on December 31, 2011.

As of September 30, 2011, the Company had a liability for gross unrecognized tax benefits of $7,224,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three months ended September 30, 2011, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of September 30, 2011, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $662,000. During the three months ended September 30, 2011, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company files U.S. federal, U.S. state, and foreign income tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year beginning July 1, 2003.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statues of limitations or the possible conclusion of ongoing tax examinations in various jurisdictions. The Company is currently under audit by the Internal Revenue Service and the Netherlands tax authorities, but does not expect the outcome of these examinations will have a material impact on its financial position, results of operations or liquidity in the next 12 months.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Commitments and Contingencies

Litigation and Claims — From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company defends itself vigorously against any such claims. In management’s opinion, the resolution of any pending matters will not have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations, or liquidity.

Purchase Commitments — In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2012. As of September 30, 2011, these remaining non-cancelable commitments were $98,866,000, which will be paid within a year.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the three months ended September 30, 2011 and 2010, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2011	2010
Net sales:
United States	$154,020	$121,678
Europe	46,575	46,455
Asia	39,146	32,468
Other	8,144	6,577

	$247,885	$207,178

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	September 30, 2011	June 30, 2011
Long-lived assets:
United States	$60,891	$59,531
Asia	19,875	14,382
Europe	523	525

	$81,289	$74,438

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	Percent of Revenues	Amount	Percent of Net Sales
Server systems	$97,619	39.4%	$74,007	35.7%
Subsystems and accessories	150,266	60.6%	133,171	64.3%

Total	$247,885	100.0%	$207,178	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales in the three months ended September 30, 2011 and 2010. No customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2011 and June 30, 2011.

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $97.6 million and $74.0 million for the three months ended September 30, 2011 and 2010, respectively. Net sales of subsystems and accessories were $150.3 million and $133.2 million for the three months ended September 30, 2011 and 2010, respectively. The increase in our net sales in the three months ended September 30, 2011 compared with the three months ended September 30, 2010 was primarily due to increased sales in server solutions including SuperBlade, our GPU, storage and rack solutions.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $247.9 million and $207.2 million for the three months ended September 30, 2011 and 2010, respectively. Our net income was $8.5 million and $7.2 million for the three months ended September 30, 2011 and 2010, respectively. Our increase in profitability in the three months ended September 30, 2011 was primarily attributable to the increase in our gross profit resulting from our increased net sales of server solutions in the three months ended September 30, 2011 offset by higher operating expenses primarily in research and development as we continued to invest in headcount to drive our innovation and product portfolio especially in preparation for new product releases.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 55.8% and 60.2% of our net sales from products sold to distributors, and 44.2% and 39.8% from sales to OEMs and to end customers for the three months ended September 30, 2011 and 2010, respectively. None of our customers accounted for 10% or more of our net sales in the three months ended September 30, 2011 and 2010. We derived approximately 62.1% and 58.7% of our net sales from customers in the United States for the three months ended September 30, 2011 and 2010, respectively. We derived approximately 37.9% and 41.3% of our net sales from customers outside the United States for the three months ended September 30, 2011 and 2010, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 5.6% and 5.0% of our net sales for the three months ended September 30, 2011 and 2010, respectively.

We use several suppliers and contract manufacturers to design and manufacture subsystems and accessories in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2011, we continued to invest in expanding our operations both in San Jose, California and at our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers and we plan to continue expanding our overseas manufacturing capacity through fiscal year 2012. One of our key suppliers is

Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three months ended September 30, 2011 and 2010, our purchases from Ablecom represented approximately 18.0% and 20.9% of our cost of sales, respectively. The decrease in percentage of cost of sales in the three months ended September 30, 2011 was primarily related to server systems sales composing a higher percentage of our net sales and a change in product mix which resulted in a higher percentage of server subsystems and accessories being purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel and AMD carefully. This also impacts our research and development expenditures. For example, in the past, our results have been adversely impacted by customer order delays in anticipation of the introduction of the new lines of microprocessors and research and development expenditures necessary for us to prepare for the introduction.

Other Financial Highlights

The following is a summary of other financial highlights of the first quarter of fiscal year 2012:

•

Net cash generated from operating activities was $25.1 million and $16.9 million during the three months ended September 30, 2011 and 2010, respectively. Our cash and cash equivalents, together with our investments, were $96.0 million at the end of the first quarter of fiscal year 2012, compared with $75.2 million at the end of fiscal year 2011. The increase in our cash and cash equivalents, together with our investments at September 30, 2011 was primarily due to an increase in our net income resulting from our increased net sales and an increase in our accounts payable due to timing of payments to our vendors.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the first quarter of fiscal year 2012 was 32 days, compared with 30 days at the end of fiscal year 2011.

•

Our inventory balance was $189.0 million at the end of the first quarter of fiscal year 2012, compared with $192.7 million at the end of fiscal year 2011. Days sales of inventory (“DSI”) at the end of the first quarter of fiscal year 2012 was 84 days, compared with 75 days at the end of fiscal year 2011. The decrease in our inventory balance at the end of the first quarter of fiscal year 2012 was in part due to the sale of inventory accumulated as a result of the Japan earthquake. Our purchase commitments with contract manufacturers and suppliers were $98.9 million at the end of the first quarter of fiscal year 2012 and $91.8 million at the end of fiscal year 2011.

We believe that our cash position, our balance sheet, our visibility into our supply chain and our financing capabilities position us well to operate in the next 12 months.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2012, for example, refer to the fiscal year ending June 30, 2012.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At September 30, 2011 and June 30, 2011, we had deferred revenue of $1.3 million and $2.4 million and related deferred product costs of $1.0 million and $1.9 million, respectively, related to shipments to customers pending acceptances.

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

Impairment of long-term investments. Impairment of long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the securities with the stated maturity less than a year, the securities were classified as short-term available-for-sale investments. We have used a discounted cash flow model to estimate the fair value of these investments as of September 30, 2011 and June 30, 2011. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. The accumulated unrealized loss as of September 30, 2011 and June 30, 2011 was $0.1 million and $0.2 million, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $4.4 million and $4.7 million as of September 30, 2011 and June 30, 2011, respectively. The provision for warranty reserve was $2.2 million and $2.6 million in the three months ended September 30, 2011 and 2010, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was a decrease of $0.3 million and a decrease of $0.5 million in the three months ended September 30, 2011 and 2010, respectively. As a result of our decrease in warranty claims in the three months ended September 30, 2011, the provision for warranty reserve decreased $0.4 million compared to the three months ended September 30, 2010. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold given the estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision (benefits) for inventory was $2.4 million and ($0.1) million in the three months ended September 30, 2011 and 2010, respectively.

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

We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. See Note 11 of Notes to Condensed Consolidated Financial Statements for the impact on our condensed consolidated financial statements.

Stock-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense for options granted to employees after July 1, 2006, was $2.3 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted to employees and non-employee directors, was $18.4 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.4 years. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise behavior for the stock options granted prior to June 30, 2011. For stock options granted after June 30, 2011, expected term is based on a combination of our peer group and our historical experience. The expected volatility is based on a combination of the implied and historical volatility of our relevant peer group for the stock options granted prior to September 30, 2009. For stock options granted after September 30, 2009, expected volatility is based solely on our historical volatility. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Variable interest entities. In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We adopted this standard and have analyzed our relationship with Ablecom and its subsidiaries (collectively “Ablecom”). We have analyzed and concluded that Ablecom is a variable interest entity in accordance with applicable accounting standards and guidance; however, we are not the primary beneficiary of Ablecom and therefore, we do not consolidate Ablecom. In performing our analysis, we considered our explicit arrangements with Ablecom including the supplier and distributor arrangements. Also, as a result of the substantial related party relationship between the two companies, we considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests in Ablecom from suffering losses. We determined that no implicit arrangements exist with Ablecom or its shareholders. Such an arrangement would be inconsistent with the fiduciary duty that we have towards our stockholders who do not own shares in Ablecom.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	84.0	84.1

Gross profit	16.0	15.9

Operating expenses:
Research and development	5.6	5.0
Sales and marketing	3.1	3.0
General and administrative	1.8	2.1

Total operating expenses	10.5	10.1

Income from operations	5.5	5.8
Interest and other income, net	—	—
Interest expense	(0.1)	(0.1)

Income before income tax provision	5.4	5.7
Income tax provision	2.0	2.2

Net income	3.4%	3.5%

Comparison of Three Months Ended September 30, 2011 and 2010

Net sales. Net sales increased by $40.7 million, or 19.6%, to $247.9 million from $207.2 million, for the three months ended September 30, 2011 and 2010, respectively. This increase was due primarily to an increase in the average selling price of our server systems and an increase in unit volumes of our server systems and subsystems and accessories.

For the three months ended September 30, 2011, the approximate number of server system units sold increased 14.0% to 57,000 compared to 50,000 for the three months ended September 30, 2010. The average selling price of server system units increased 13.3% to approximately $1,700 in the three months ended September 30, 2011 compared to approximately $1,500 in the three months ended September 30, 2010. The average selling prices of our server systems increased principally due to an increase in average selling prices of our sales of complete integrated-high-end servers solutions to OEM and end customers and higher average selling prices of SuperBlades, offset in part by declines in average selling prices of 6000 Series configuration of servers. Sales of server systems increased by $23.6 million or 31.9% from the three months ended September 30, 2010 to the three months ended September 30, 2011, primarily due to higher sales of complete integrated-high-end servers solutions to OEM and end customers and higher sales of SuperBlades, GPU, storage and rack solutions. Sales of server systems represented 39.4% of our net sales for the three months ended September 30, 2011 as compared to 35.7% of our net sales for the three months ended September 30, 2010.

For the three months ended September 30, 2011, the approximate number of subsystems and accessories units sold increased 2.4% to 973,000 compared to 950,000 for the three months ended September 30, 2010. Sales of subsystems and accessories units increased by $17.1 million or 12.8% from the three months ended September 30, 2010 to the three months ended September 30, 2011, primarily related to higher sales of bundled server solutions to OEM and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 60.6% of our net sales for the three months ended September 30, 2011 as compared to 64.3% of our net sales for the three months ended September 30, 2010.

For the three months ended September 30, 2011 and 2010, we derived approximately 55.8% and 60.2%, respectively, of our net sales from products sold to distributors and we derived approximately 44.2% and 39.8%, respectively, from sales to OEMs and to end customers. For the three months ended September 30, 2011, customers in the United States, Europe, and Asia accounted for approximately 62.1%, 18.8% and 15.8%, of our net sales, respectively, as compared to 58.7%, 22.4% and 15.7%, respectively, for the three months ended September 30, 2010.

Cost of sales. Cost of sales increased by $34.1 million, or 19.6%, to $208.3 million from $174.1 million, for the three months ended September 30, 2011 and 2010, respectively. Cost of sales as a percentage of net sales was 84.0% and 84.1% for the three months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $2.5 million in provision for inventory reserve offset in part by a decrease of $0.7 million in freight-in charges and a decrease of $0.4 million in provision for warranty reserve. In the three months ended September 30, 2011, we recorded a $2.2 million expense, or 0.9% of net sales, related to the provision for warranty reserve as compared to $2.6 million, or 1.3% of net sales, in the three months ended September 30, 2010. The decrease in the provision for warranty reserve was primarily due to lower warranty claims in the three months ended September 30, 2011. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or a change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or less than expected, our gross margin would be affected. In the three months ended September 30, 2011, we recorded a $2.4 million expense, or 1.0% of net sales, related to the inventory provision as compared to $0.1 million benefit, or 0.0% of net sales, in the three months ended September 30, 2010. The increase in the inventory provision was primarily for older products as a result of product transitions.

Research and development expenses. Research and development expenses increased by $3.4 million, or 32.3%, to $13.8 million from $10.4 million for the three months ended September 30, 2011 and 2010, respectively. Research and development expenses were 5.6% and 5.0% of net sales for the three months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $2.5 million in compensation and benefits, resulting from growth in research and development personnel, including higher stock-based compensation expense related to expanded product development initiatives in the United States and in Taiwan, an increase of $0.3 million in development costs associated with new products and a decrease of $0.2 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $1.3 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.5 million, or 24.2%, to $7.7 million from $6.2 million, for the three months ended September 30, 2011 and 2010, respectively. Sales and marketing expenses were 3.1% and 3.0% of net sales for the three months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $1.3 million in compensation and benefits resulting from growth in sales and marketing personnel, an increase of $0.3 million in advertising and promotion expenses, an increase of $0.1 million in trade show and travel expenses offset in part by a decrease of $0.4 million in cooperative marketing funding to customers.

Sales and marketing expenses include stock-based compensation expense of $0.3 million for both three months ended September 30, 2011 and 2010.

General and administrative expenses. General and administrative expenses increased by $0.2 million, or 4.7%, to $4.6 million from $4.4 million, for the three months ended September 30, 2011 and 2010, respectively. General and administrative expenses were 1.8% and 2.1% of net sales for the three months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $0.2 million in compensation and benefits, an increase of $0.3 million in audit and tax expenses offset in part by a decrease of $0.3 million in legal fees.

General and administrative expenses include stock-based compensation expense of $0.6 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively.

Interest and other expense, net. Interest and other expense, net increased by $38,000, to $0.2 million of expense from $0.1 million of expense, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, of which $0.2 million was interest expense for both three months ended September 30, 2011 and 2010. The net change was primarily due to higher interest expense as our average debt outstanding for the three months ended September 30, 2011 was $29.0 million versus $18.6 million in the three months ended September 30, 2010. Interest rates were not significantly different in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We expect that our interest expense will increase in the future as we plan to obtain additional financing from banks to fund the construction of facilities in Taiwan and the expansion of our headquarters office in San Jose.

Provision for income taxes. Provision for income taxes increased $0.2 million, or 4.1% to $4.8 million from $4.7 million for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate was 36.3% and 39.2% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate of 36.3% is estimated to be higher than the federal statutory rate primarily due to the impact of state taxes, stock option expenses, and the expiration of federal research & development tax credits on December 31, 2011.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have from time to time utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash, cash equivalents and short-term investments were $92.3 million and $70.0 million as of September 30, 2011 and June 30, 2011, respectively.

Operating Activities. Net cash provided by operating activities was $25.1 million and $16.9 million for the three months ended September 30, 2011 and 2010, respectively. Net cash provided by our operating activities for the three months ended September 30, 2011 consisted of our net income of $8.5 million, an increase in accounts payable of $9.9 million, an increase in income tax payable/receivable, net of $4.1 million, an allowance for sales returns of $3.1 million, a provision for inventory of $2.4 million, stock-based compensation expense of $2.3 million, depreciation expense of $1.5 million, a decrease in inventory of $1.3 million which was offset in part by an increase in accounts receivable of $5.9 million. Net cash provided by our operating activities for the three months ended September 30, 2010 consisted of our net income of $7.2 million, an increase in accounts payable of $17.6 million, an increase in accrued liabilities of $4.3 million, an increase in deferred income taxes of $2.7 million, stock-based compensation expense of $1.8 million, an allowance for sales returns of $1.3 million and a depreciation expense of $1.3 million, which was substantially offset by an increase in inventory of $15.8 million and an increase in prepaid expense and other assets of $3.8 million.

The increase for the three months ended September 30, 2011 in accounts receivable was primarily due to higher net sales during the three months ended September 30, 2011. The increase for the three months ended September 30, 2011 in accounts payable was primarily due to timing of payments to our vendors. The decrease for the three months ended September 30, 2011 in inventory was in part due to the sale of inventory accumulated as a result of the Japan earthquake. We anticipate that our accounts receivable, sales returns, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

The increase for the three months ended September 30, 2010 in inventory, accounts payable and accrued liabilities was due to an increase in demand for our products resulting from a recovering economy and to support our growth.

Investing activities. Net cash used in our investing activities was $6.4 million for both three months ended September 30, 2011 and 2010, respectively. In the three months ended September 30, 2011, $8.0 million was related to the purchase of property, plant and equipment primarily related to the construction of facilities in Taiwan and the headquarters office expansion in San Jose, California. This was offset by the redemption at par of investments in auction rate securities of $1.7 million. In the three months ended September 30, 2010, $7.3 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $0.9 million.

We anticipate to close the title on the land in Taiwan, consisting of approximately 2.2 acres, and finalize the purchase price in the first half of fiscal year 2012 as we continue to develop and expand our manufacturing and service operations in Asia. We also plan to expand our headquarters facilities in San Jose, California. The construction of facilities in Taiwan and the headquarters expansion in San Jose, California began in the fourth quarter of fiscal year 2011 and will continue through fiscal year 2012. The anticipated costs to build the Taiwan facilities and the headquarters office expansion in San Jose, California through fiscal year 2012 are approximately $7.0 million. We plan to finance these projects through our operating cash flows and additional financing from banks through fiscal year 2012.

Financing activities. Net cash provided by our financing activities was $3.6 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively. In the three months ended September 30, 2011 and 2010, $0.6 million was related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of one executive officer for his restricted stock awards of $1.1 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively. In the three months ended September 30, 2011, we borrowed $3.2 million of our revolving line of credit and repaid $0.1 million in loan. In the three months ended September 30, 2011 and 2010, excess tax benefits from stock-based compensation were $0.9 million and $0.6 million, respectively. We expect the net cash provided by financing activities will increase in the quarter ending December 31, 2011 as we obtained a new term loan of $14.0 million and paid off the outstanding term loan for $13.4 million in October 2011 without prepayment penalty and we intend to obtain additional financing from banks to construct our manufacturing building in Taiwan and support our building expansion in San Jose, California.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Line of Credits and Term Loans

As of September 30, 2011, we had a revolving line of credit totaling $25.0 million that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. In June 2010, we used $18.6 million of the line of credit to purchase three buildings in San Jose, California. The loan was secured by all our assets except for the three buildings purchased in San Jose, California. In December 2010, we repaid $13.9 million of the line of credit by obtaining a term loan for the same amount and the remaining $4.7 million of the line of credit has been extended to be repaid by June 15, 2013. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through October 1, 2013 with an interest rate at the LIBOR rate plus 1.75% per annum. The LIBOR rate was 0.22% at September 30, 2011.

In March 2011, we drew an additional $9.9 million of the revolving line of credit with an interest rate equal to the lender’s established interest rate which is adjusted monthly and paid $9.2 million for a deposit to purchase land in Taiwan. In August and September 2011, we also drew an additional $3.2 million from the revolving line of credit for the construction of our Taiwan facilities. The interest rate was 1.64% at September 30, 2011 and June 30, 2011.

As of September 30, 2011 and June 30, 2011, the total outstanding borrowing under these loans was $30.6 million and $28.2 million, respectively. As of September 30, 2011, the unused revolving line of credit was $7.9 million and we were in compliance with financial covenants associated with these loans in all material respects.

In October 2011, we entered into a second amendment to our credit agreement with Bank of America, N.A. which provided for (i) a $40.0 million revolving line of credit facility that replaced the existing $25.0 million revolving line of credit and (ii) a five-year $14.0 million term loan facility to pay off the outstanding term loan of $13.4 million. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum.

In October 2011, we also obtained a revolving line of credit from China Trust Bank totaling $11.2 million that matures on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which is adjusted monthly. In addition, we drew $4.5 million from this revolving line of credit with an interest rate at 1.44% per annum.

Contract Manufacturers

For the three months ended September 30, 2011, we paid our contract manufacturers within 38 to 76 days of invoice and Ablecom between 53 and 101 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of September 30, 2011 and June 30, 2011 amounts owed to Ablecom by us were approximately $27.2 million and $34.2 million, respectively.

Auction Rate Securities Valuation

As of September 30, 2011, we held $3.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at September 30, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2011, $3.7 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2011, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. During the three months ended September 30, 2011 and 2010, $1.7 million and $0.9 million of these auction rate securities were redeemed at par, respectively.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2011:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,199	$5,000	$2,809	$22	$11,030
Capital leases, including interest	40	41	4	—	85
Long-term debt, including interest (1)	824	30,324	—	—	31,148
License arrangements	625	911	114	—	1,650
Purchase commitments (2)	98,866	—	—	—	98,866

Total	$103,554	$36,276	$2,927	$22	$142,779

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at September 30, 2011.
(2)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors.

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

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2011, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We had $30.6 million and $28.2 million of indebtedness under our credit facilities as of September 30, 2011 and June 30, 20110, respectively. In the first quarter of fiscal year 2012, we drew an additional $3.2 million from the revolving line of credit to fund the construction of our facilities in Taiwan. The annual interest rate on our credit facilities for our outstanding term loan is based on the LIBOR rate plus 1.50% per annum. The annual interest rate for our revolving line of credit is based on LIBOR rate plus 1.75% per annum and lender’s established interest rate. The interest rate for the term loan and the revolving line of credit ranges from 1.64% to 1.97% at September 30, 2011 and 1.69% to 2.14% at June 30, 2011. We believe that a 10% change in interest rates would not have a significant impact on our results of operations.

In October 2011, we entered into a second amendment to our credit agreement with Bank of America, N.A. which provided for (i) a $40.0 million revolving line of credit facility that replaced the existing $25.0 million revolving line of credit and (ii) a five-year $14.0 million term loan facility to pay off the outstanding term loan of $13.4 million. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum.

In October 2011, we also obtained a revolving line of credit from China Trust Bank totaling $11.2 million that matures on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5%, which is adjusted monthly. In addition, we drew $4.5 million from this revolving line of credit with an interest rate at 1.44% per annum.

Liquidity Risk

As of September 30, 2011, we held approximately $3.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed-end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at September 30, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2011, $3.7 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2011, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three months ended September 30, 2011 and 2010, approximately $1.7 million and $0.9 million of auction rate securities were redeemed at par, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. We have borrowing arrangements in New Taiwanese Dollar, which will expose us to foreign currency exchange rate fluctuation risk. Further, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain was $0.2 million for both three months ended September 30, 2011 and 2010.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we have been involved in various legal proceedings arising from the normal course of business activities. We defend ourselves vigorously against any such claims. In management’s opinion, the resolution of any pending matters will not a material adverse effect on our condensed consolidated financial condition, results of operations, or liquidity.

Item 1a.	Risk Factors.

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2011 have not materially changed except for the addition of a new disclosure regarding risks related to the impact on our results of operations of floods in Thailand and potential customer order deferrals pending the release of Intel’s latest microprocessor and the removal of disclosure regarding the impact of the earthquake and tsunami in Japan on our results of operations. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

In particular, our results of operations in upcoming quarters may be impacted by delays in customer orders as customers wait for new products that will incorporate Intel’s next generation server as well as disruptions to global supply chains that may arise out of the recent flooding in Thailand.

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

Our future financial performance will depend on our ability to meet customer specifications and requirements by enhancing our current server solutions and developing server solutions with new and better functionality. The success of new features and new server solutions depends on several factors, including their timely introduction and market acceptance. We may not be successful in developing enhancements or new server solutions, or in timely bringing them to market. From time to time in the past, customers have deferred purchases of our existing products pending the introduction of new products based upon anticipated new microprocessor releases and we may be subject to such deferrals pending the release of Intel’s latest new microprocessor. If our new server solutions are not competitive with solutions offered by other vendors, we may not be perceived as a technology leader and could miss market opportunities. If we are unable to enhance the functionality of our server solutions or introduce new server solutions which achieve widespread market acceptance, our reputation will be damaged, the value of our brand will diminish, and our business will suffer. In addition, uncertainties about the timing and nature of new features and products could result in increases in our research and development expenses with no assurance of future sales.

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

Since fiscal year 2010, we have been significantly increasing our operations in Taiwan and the Netherlands, in part to enable us to manufacture products and provide service closer to our customers’ locations in Europe and Asia. If we fail to effectively manage the transition of manufacturing and service operations to these locations or if we misjudge our ability to utilize this additional capacity, our gross margin and results of operations may suffer.

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

Historically, we have offered limited credit terms to our customers. As our customer base expands, as our orders increase in size, and as we obtain more direct customers, we expect to offer increased credit terms and flexible payment programs to our customers. Doing so may subject us to increased credit risk, higher accounts receivable with longer days outstanding, and increases in charges or reserves, which could have a material adverse effect on our business, results of operations and financial condition. Likewise, if there is no sustained economic recovery, we could be exposed to greater credit risk.

Our ability to develop our brand is critical to our ability to grow.

We believe that acceptance of our server solutions by an expanding customer base depends in large part on increasing awareness of the Supermicro brand and that brand recognition will be even more important as competition in our market develops. In particular, we expect an increasing proportion of our sales to come from sales of server systems, the sales of which we believe may be particularly impacted by brand strength. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. To date, we have not devoted significant resources to building our brand, and have limited experience in increasing customer awareness of our brand. Our future brand promotion activities, including any expansion of our cooperative marketing programs with strategic partners, may involve significant expenses and may not generate desired levels of increased revenue, and even if such activities generate some increased revenue, such increased revenue may not offset the expenses we incurred in endeavoring to build our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in our attempts to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and as a result our operating results and financial condition could suffer.

We principally rely on indirect sales channels for the sale and distribution of our products and any disruption in these channels could adversely affect our sales.

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 55.8% and 60.2% of our net sales in the three months ended September 30, 2011 and 2010, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

In order to address market volatility, we from time to time, make larger investments in material and component inventory. Such investments expose us to risk of lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three months ended September 30, 2011 and 2010, we recorded inventory write-downs charged (benefit) to cost of sales of $2.4 million and ($0.1) million, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

Our strategy is to focus on being consistently rapid-to-market with flexible and customizable server systems that take advantage of our own internal development and the latest technologies offered by microprocessor manufacturers and other component vendors. Consistent with this strategy, we spend higher amounts, as a percentage of revenues, on research and development costs than many of our competitors. If we cannot sell our products in sufficient volume and with adequate gross margins to compensate for such investment in research and development, our earnings may be materially and adversely affected.

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

Consequently, we are vulnerable to any disruptions in supply with respect to the materials and core components provided by limited-source suppliers, and we are at risk of being harmed by discontinuations of design, manufacturing, assembly or testing services from our contract manufacturers. We have occasionally experienced delivery delays from our suppliers and contract manufacturers because of high industry demand or because of inability to meet our quality or delivery requirements. For example, in the past we experienced delays in the delivery of printed circuit board material as a result of the loss of two of our five printer circuit board vendors which resulted in a reduction of net sales for the quarter in which it occurred. If our relationships with our suppliers and contract manufactures are negatively impacted by late payments or other issues, we may not receive timely delivery of materials and core components. If we were to lose any of our current supply or contract manufacturing relationships, the process of identifying and qualifying a new supplier or contract manufacturer who will meet our quality and delivery requirements, and who will appropriately safeguard our intellectual property, may require a significant investment of time and resources, adversely affecting our ability to satisfy customer purchase orders and delaying our ability to rapidly introduce new products to market. Similarly, if any of our suppliers were to cancel or materially change contracts or commitments to us or fail to meet the quality or delivery requirements needed to satisfy customer demand for our products, our reputation and relationships with customers could be damaged. We could lose orders, be unable to develop or sell some products cost-effectively or on a timely basis, if at all, and have significantly decreased revenues, margins and earnings, which would have a material adverse effect on our business.

The recent floods in Thailand have disrupted the global supply chain for hard disk drives manufactured in Thailand, some of which are incorporated in our products or included in the end user products of our customers. A recovery for the supply chain disruptions for hard disk drives could take several quarters. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Thailand could negatively impact the demand for our products or our ability to supply products, including, for example, if we were unable to obtain sufficient supply of hard disk drives required for our products or if our customers were unable to obtain sufficient supply of hard disk drives required for their end products.

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

New flaws or limitations in our server solutions may be detected in the future. Part of our strategy is to bring new products to market quickly, and first-generation products may have a higher likelihood of containing undetected flaws. If our customers discover defects or other performance problems with our products, our customers’ businesses, and our reputation, may be damaged. Customers may elect to delay or withhold payment for defective or underperforming server solutions, request remedial action, terminate contracts for untimely delivery, or elect not to order additional server solutions, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or subject us to the expense and risk of litigation. We may incur expenses in recalling, refurbishing or repairing defective server solutions. If we do not properly address customer concerns about our products, our reputation and relationships with our customers may be harmed. For all of these reasons, customer dissatisfaction with the quality of our products could substantially impair our ability to grow our business.

Conflicts of interest may arise between us and Ablecom Technology Inc., one of our major contract manufacturers, and those conflicts may adversely affect our operations.

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 18.0% and 20.9% of our cost of sales for the three months ended September 30, 2011 and 2010, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

We market and sell our systems and components both domestically and outside the United States. We intend to expand our international sales efforts, especially into Asia and are expanding our business operations in Europe and Asia, particularly in the Netherlands, Taiwan and China. In particular, we have and continue to make substantial investments for the purchase of land and the development of new facilities in Taiwan to accommodate our expected growth. Our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

These factors could limit our future international sales or otherwise adversely impact our operations or our results of operations.

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

Our corporate headquarters, including our most significant research and development and manufacturing operations, in the Silicon Valley area of Northern California and our manufacturing facilities in Taiwan are located in regions known for seismic activity. We do not currently have a comprehensive disaster recovery program or an earthquake damage or business interruption insurance in any of our locations and as a result, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition. Although we are in the process of preparing such a program, there is no assurance that it will be effective in the event of such a disaster.

We invest in auction rate securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value and liquidity of our assets.

As of September 30, 2011, we held $3.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed-end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at September 30, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

Based on our assessment of fair value at September 30, 2011, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. All of our shares are eligible for sale in the public market, including 11.6 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 10.8 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of October 27, 2011, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 33.5 percent of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

(a) Exhibits.

10.1	Amendment No. 1 to the business loan agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America, N.A.

10.2	Amendment No. 2 to the business loan agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America, N.A.

31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date: November 7, 2011	/ s / CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 7, 2011	/ s / HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)