Form 10-Q
period 2011-12-31
Super Micro Computer, Inc.
filed 2012-02-06
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of January 26, 2012 there were 40,678,166 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$102,377	$69,943
Accounts receivable, net of allowances of $1,031 and $1,062 at December 31, 2011 and June 30, 2011, respectively (including amounts receivable from a related party of $315 and $527 at December 31, 2011 and June 30, 2011, respectively)	80,100	85,005
Inventory, net	193,360	192,711
Deferred income taxes-current	11,114	10,250
Prepaid income taxes	2,270	7,207
Prepaid expenses and other current assets	5,477	4,506

Total current assets	394,698	369,622
Long-term investments	3,669	5,188
Property, plant and equipment, net	96,051	74,438
Deferred income taxes-noncurrent	2,323	2,792
Other assets	3,256	12,580

Total assets	$499,997	$464,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $32,552 and $34,210 at December 31, 2011 and June 30, 2011, respectively)	$115,859	$113,340
Accrued liabilities	27,638	25,816
Income taxes payable	756	936
Short-term debt	9,855	0
Current portion of long-term debt	2,800	555

Total current liabilities	156,908	140,647
Long-term debt-net of current portion	22,003	27,596
Other long-term liabilities	9,609	9,120

Total liabilities	188,520	177,363
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 41,098,223 and 40,727,562 at December 31, 2011 and June 30, 2011, respectively	129,552	122,693
Treasury stock (at cost), 445,028 shares at December 31, 2011 and June 30, 2011	(2,030)	(2,030)
Accumulated other comprehensive loss	(109)	(204)
Retained earnings	184,064	166,798

Total stockholders’ equity	311,477	287,257

Total liabilities and stockholders’ equity	$499,997	$464,620

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales (including related party sales of $2,643 and $2,525 in the three months ended December 31, 2011 and 2010, respectively, and $5,478 and $4,658 in the six months ended December 31, 2011 and 2010, respectively)	$249,915	$240,813	$497,800	$447,991
Cost of sales (including related party purchases of $38,340 and $46,319 in the three months ended December 31, 2011 and 2010, respectively, and $75,733 and $82,737 in the six months ended December 31, 2011 and 2010, respectively)	207,301	200,634	415,560	374,775

Gross profit	42,614	40,179	82,240	73,216

Operating expenses:
Research and development	15,657	12,297	29,481	22,743
Sales and marketing	8,032	6,701	15,742	12,909
General and administrative	5,207	4,257	9,785	8,631

Total operating expenses	28,896	23,255	55,008	44,283

Income from operations	13,718	16,924	27,232	28,933
Interest and other income, net	20	15	37	35
Interest expense	(173)	(169)	(367)	(328)

Income before income tax provision	13,565	16,770	26,902	28,640
Income tax provision	4,791	5,201	9,636	9,854

Net income	$8,774	$11,569	$17,266	$18,786

Net income per common share:
Basic	$0.21	$0.30	$0.42	$0.49
Diluted	$0.20	$0.27	$0.39	$0.45
Weighted-average shares used in calculation of net income per common share:
Basic	40,555	37,543	40,456	37,383
Diluted	43,816	41,619	43,603	41,509

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$17,266	$18,786
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,147	2,604
Stock-based compensation expense	4,837	3,654
Excess tax benefits from stock-based compensation	(1,084)	(1,216)
Allowance for doubtful accounts	25	409
Allowance for sales returns	4,348	2,987
Provision for inventory	3,902	489
Deferred income taxes	(421)	3,327
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $212 and $485 during the six months ended December 31, 2011 and 2010, respectively)	532	(8,223)
Inventory	(4,551)	(52,551)
Prepaid expenses and other assets	(813)	(3,127)
Accounts payable (including changes in related party balances of ($1,658) and $18,826 during the six months ended December 31, 2011 and 2010, respectively)	1,887	48,100
Income taxes payable/receivable, net	5,962	(2,267)
Accrued liabilities	1,345	6,519
Other long-term liabilities	508	1,408

Net cash provided by operating activities	36,890	20,899

INVESTING ACTIVITIES:
Restricted cash	(29)	(82)
Proceeds from investments	1,675	1,300
Purchases of property, plant and equipment	(18,260)	(8,275)
Land deposit refund	2,868	0

Net cash used in investing activities	(13,746)	(7,057)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,926	1,142
Minimum tax withholding paid on behalf of officers and an employee for restricted stock awards	(1,109)	(1,434)
Excess tax benefits from stock-based compensation	1,084	1,216
Proceeds from debt	31,021	13,875
Repayment of debt	(23,962)	(13,854)
Payment of obligations under capital leases	(18)	(34)
Advances (payment) under receivable financing arrangements	441	(181)

Net cash provided by financing activities	9,383	730

Effect of exchange rate fluctuations on cash	(93)	0
Net increase in cash and cash equivalents	32,434	14,572
Cash and cash equivalents at beginning of period	69,943	72,644

Cash and cash equivalents at end of period	$102,377	$87,216

Supplemental disclosure of cash flow information:
Cash paid for interest	$376	$299
Cash paid for taxes, net of refunds	3,485	7,473
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	2,114	971
Deposit applied to property acquisition	5,867	0

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2012.

Reclassification

The following June 30, 2011 balance sheet amounts have been combined into other report lines to conform with the current period presentation: 1) short-term investments of $59,000 was combined into prepaid expense and other assets, 2) restricted cash of $409,000 was combined into other assets, 3) advances from receivable financing arrangements of $1,000,000 and current portion of capital lease obligations of $36,000 were combined into accrued liabilities and 4) long-term capital lease obligation-net of current portion of $50,000 was combined with other long-term liabilities.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan (the “2006 Plan”) that increased by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The amendment to the 2006 Plan was approved by the Company’s stockholders in February 2011. The authorized number of shares that may be issued under the 2006 Plan automatically increases on July 1 each year through 2016, by an amount equal to (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three and six months ended December 31, 2011, the Company granted options for the purchase of 778,060 and 1,230,960 shares under the 2006 Plan, respectively. At December 31, 2011, 1,891,151 shares of common stock were available for future grant under the 2006 Plan.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 538,923 and 359,282 shares were vested as of December 31, 2011 and June 30, 2011, respectively.

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

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes valuation model is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Estimated Forfeitures — The estimated forfeiture rate is based on the Company’s historical forfeiture rates and the estimate is revised in subsequent periods if actual forfeitures differ from the estimate.

The fair value of stock option grants for the three and six months ended December 31, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Risk-free interest rate	1.10%	1.01%	1.10% - 1.32%	1.01% - 1.40%
Expected life	5.02 years	4.42 years	5.01 - 5.02 years	4.38 - 4.42 years
Dividend yield	0%	0%	0%	0%
Volatility	53.11%	57.02%	53.11% - 53.72%	54.50% - 57.02%
Weighted-average fair value	$ 7.05	$ 4.95	$ 6.82	$ 5.51

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010 (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cost of sales	$200	$173	$408	$367
Research and development	1,328	928	2,600	1,792
Sales and marketing	362	249	640	531
General and administrative	617	480	1,189	964

Stock-based compensation expense before taxes	2,507	1,830	4,837	3,654
Income tax impact	(307)	(175)	(538)	(366)

Stock-based compensation expense, net	$2,200	$1,655	$4,299	$3,288

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $1,205,000 and $1,874,000 of excess tax benefits accounted for in the Company’s additional paid-in capital in the six months ended December 31, 2011 and 2010, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $1,084,000 and $1,216,000 in the six months ended December 31, 2011 and 2010, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option and Awards Activity

The following table summarizes stock option activity during the six months ended December 31, 2011 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2011	10,480,785	$8.86	6.77	$78,146
Granted	1,230,960	14.65
Exercised	(274,877)	7.01
Forfeited or cancelled	(186,747)	13.92

Outstanding at December 31, 2011	11,250,121	9.46	6.61	72,638
Vested and expected to vest at December 31, 2011	10,763,498	9.30	6.51	68,626
Exercisable at December 31, 2011	7,313,042	7.61	5.47	59,710

The total pretax intrinsic value of options exercised was $1,709,000 and $2,134,000 for the three and six months ended December 31, 2011, respectively, and $1,291,000 and $3,492,000 for the three and six months ended December 31, 2010, respectively. As of December 31, 2011, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was approximately $20,765,000, which will be recognized over a weighted-average vesting period of approximately 2.44 years.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock award activity for the six months ended December 31, 2011:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2011	538,923	$10.66
Granted	—	—
Vested	(179,641)	10.66
Forfeited	—	—

Nonvested stock at December 31, 2011	359,282	10.66

The total pretax intrinsic value of restricted stock awards vested was $2,375,000 for both three and six months ended December 31, 2011 and $718,000 and $2,633,000 for the three and six months ended December 31, 2010, respectively. In the six months ended December 31, 2011 and 2010, upon vesting, 179,641 and 316,600 shares of restricted stock awards were net share-settled such that the Company withheld 83,857 and 147,977 shares with value equivalent to two officers’ and an employee’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for the two officers’ and an employee’s tax obligations to the taxing authorities were $1,109,000 and $1,434,000 for the six months ended December 31, 2011 and 2010, respectively, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The total intrinsic value of the outstanding restricted stock awards was $5,634,000 and $8,671,000 as of December 31, 2011 and June 30, 2011, respectively. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 359,282 shares as of December 31, 2011.

Note 3. Comprehensive Income

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$8,774	$11,569	$17,266	$18,786
Unrealized gains on investments, net of taxes	—	—	95	—

Total comprehensive income	$8,774	$11,569	$17,361	$18,786

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Basic net income per common share calculation
Net income	$8,774	$11,569	$17,266	$18,786
Less: Undistributed earnings allocated to participating securities	(77)	(188)	(175)	(347)

Net income attributable to common shares—basic	$8,697	$11,381	$17,091	$18,439

Weighted-average number of common shares used to compute basic net income per common share	40,555	37,543	40,456	37,383

Basic net income per common share	$0.21	$0.30	$0.42	$0.49

Diluted net income per common share calculation
Net income	$8,774	$11,569	$17,266	$18,786
Less: Undistributed earnings allocated to participating securities	(71)	(170)	(162)	(313)

Net income attributable to common shares—diluted	$8,703	$11,399	$17,104	$18,473

Weighted-average number of common shares used to compute basic net income per common share	40,555	37,543	40,456	37,383
Dilutive effect of options to purchase common stock	3,261	4,076	3,147	4,126

Weighted-average number of common shares used to compute diluted net income per common share	43,816	41,619	43,603	41,509

Diluted net income per common share	$0.20	$0.27	$0.39	$0.45

For the three and six months ended December 31, 2011 and 2010, the Company had stock options outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 3,132,000 and 2,818,000 for the three and six months ended December 31, 2011, respectively, and 3,370,000 and 3,184,000 for the three and six months ended December 31, 2010, respectively.

Note 5. Balance Sheet Components (in thousands)

Inventory:

	December 31, 2011	June 30, 2011
Finished goods	$130,619	$134,990
Work in process	13,663	9,540
Purchased parts and raw materials	49,078	48,181

Total inventory, net	$193,360	$192,711

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recorded a provision for excess and obsolete inventory totaling $1,540,000 and $3,902,000 in the three and six months ended December 31, 2011, respectively, and $579,000 and $489,000 in the three and six months ended December 31, 2010, respectively.

Property, Plant and Equipment:

	December 31, 2011	June 30, 2011
Land (1)	$41,705	$35,334
Buildings (1)	43,529	28,071
Building and leasehold improvements (1)	6,653	3,540
Buildings construction in progress (1)	—	4,608
Machinery and equipment	20,793	17,071
Furniture and fixtures	4,018	3,554
Purchased software	2,761	2,540

Total property, plant and equipment	119,459	94,718
Accumulated depreciation and amortization	(23,408)	(20,280)

Property, plant and equipment, net	$96,051	$74,438

(1)	In connection with the purchase of land and construction of a manufacturing facility in Taiwan and the expansion of the headquarters office in San Jose, California, the Company engaged third parties as development managers to manage the development and construction of improvements on the properties, which were completed in December 2011.

Other Assets:

As of December 31, 2011, other assets consist primarily of a long-term prepaid royalty license of $1,869,000 and an investment in a privately held company of $750,000. As of June 30, 2011, other assets consist primarily of a deposit for land in Taiwan totaling $9,195,000 that is adjacent to land that was purchased in August 2010, a long-term prepaid royalty license of $1,994,000 and an investment in a privately held company of $750,000. The decrease in the land deposit of $9,195,000 was due to a reclassification of $5,867,000 to property, plant and equipment and a $2,868,000 refund of deposit received resulting from the consummation of land acquisition in Taiwan in December 2011 and a $460,000 foreign exchange loss.

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Balance, beginning of period	$4,400	$4,626	$4,710	$4,564
Provision for warranty	2,955	2,253	5,148	4,858
Costs charged to accrual	(2,901)	(2,006)	(5,134)	(4,007)
Change in estimated liability for pre-existing warranties	287	(108)	17	(650)

Balance, end of period	$4,741	$4,765	$4,741	$4,765

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Long-term Investments

As of December 31, 2011 and June 30, 2011, the Company held $3,669,000 and $5,188,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interests in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at December 31, 2011 and AAA or BAA at June 30, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2011 and June 30, 2011, $3,669,000 and $5,188,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of December 31, 2011 and June 30, 2011. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. Based on this assessment of fair value, the Company determined there was a recovery in fair value of its auction rate securities of $156,000 during the six months ended December 31, 2011. There was no change in fair value of its auction rate securities during the three months ended December 31, 2011 and the three and six months ended December 31, 2010. The cumulative total decline as of December 31, 2011 and June 30, 2011 was $181,000 and $337,000, respectively. That amount has been recorded as a component of other comprehensive income. As of December 31, 2011 and June 30, 2011, the Company has recorded an accumulated unrealized loss of $109,000 and $204,000, net of deferred income taxes, respectively. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company continues to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analyses. During the three and six months ended December 31, 2011, $0 and $1,675,000 of these auction rate securities were redeemed at par, respectively, and $400,000 and $1,300,000 were redeemed at par during the three and six months ended December 31, 2010, respectively.

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

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of December 31, 2011 and June 30, 2011.

The following table sets forth the Company’s cash equivalents and long-term investments as of December 31, 2011 and June 30, 2011 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$41,286	$—	$—	$41,286
Auction rate securities	—	—	3,669	3,669

Total	$41,286	$—	$3,669	$44,955

June 30, 2011	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$4,287	$—	$—	$4,287
Auction rate securities	—	—	5,188	5,188

Total	$4,287	$—	$5,188	$9,475

The above table excludes $61,090,000 and $65,656,000 of cash balances held on deposit at banks and $498,000 and $468,000 of certificates of deposit held by the Company as of December 31, 2011 and June 30, 2011, respectively.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Balance as of beginning of period	$3,669	$5,788	$5,188	$6,688
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—	156	—
Sales and settlements at par	—	(400)	(1,675)	(1,300)
Transfers in and/or out of Level 3	—	—	—	—

Balance as of end of period	$3,669	$5,388	$3,669	$5,388

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s short-term investments, consisting of certificate of deposit, as of December 31, 2011 and June 30, 2011 were $59,000 and are grouped in prepaid expense and other assets. There was no unrealized holding gain and losses for the periods.

The following is a summary of the Company’s long-term investments as of December 30, 2011 and June 30, 2011 (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$3,850	$—	$(181)	$3,669

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$5,525	$—	$(337)	$5,188

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2011 and June 30, 2011, short-term debt, current and non-current long-term debt of $34,658,000 and $28,151,000, respectively, is reported at amortized cost. The fair value of the outstanding debts is based on borrowing rates currently available to the Company for loans with similar terms, and approximates amortized cost.

Note 8. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled $5,809,000 and $13,742,000 for the three and six months ended December 31, 2011, respectively, and $6,839,000 and $12,832,000 for the three and six months ended December 31, 2010, respectively. At December 31, 2011 and June 30, 2011, $1,441,000 and $1,000,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements within the accrued liabilities as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 0.80% to 1.15% and 0.95% to 1.15% per month depending on the customers’ payment terms at December 31, 2011 and June 30, 2011, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Short-term and Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	December 31, 2011	June 30, 2011
Line of credit	$21,125	$14,554
Building loans	13,533	13,597
Capital leases	68	86

Total	34,726	28,237
Current portion	(12,692)	(591)

Long-term portion	$22,034	$27,646

In June 2010, the Company obtained a revolving line of credit from Bank of America, N.A. (Bank of America) totaling $25,000,000 that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company used $18,553,000 of the line of credit to purchase three buildings in San Jose, California. In December 2010, the Company repaid $13,854,000 of the line of credit by obtaining a new term loan from Wells Fargo Bank for $13,875,000 and the remaining $4,699,000 of the line of credit has been extended to be paid-off by June 15, 2013. As of December 31, 2011, the Company paid off $13,412,500 of the outstanding term loan with Wells Fargo Bank with no prepayment penalty.

In March 2011, the Company drew an additional $9,855,000 from the revolving line of credit with an interest rate equal to the lender’s established interest rate which is adjusted monthly and paid $9,195,000 for a deposit to purchase land in Taiwan that is adjacent to land that was purchased in August 2010. In the first quarter of fiscal year 2012, the Company drew an additional $3,156,000 from the revolving line of credit for the construction of facilities in Taiwan and repaid $9,898,000 in the second quarter of fiscal year 2012.

In October 2011, the Company entered into a second amendment to the credit agreement with Bank of America which provided for (i) a $40,000,000 revolving line of credit facility that replaced the existing $25,000,000 revolving line of credit and (ii) a five-year $14,000,000 term loan facility to pay off the outstanding term loan of $13,412,500 with Wells Fargo Bank. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.27% at December 31, 2011. In the second quarter of fiscal year 2012, the Company drew an additional $3,967,000 from the revolving line of credit for the construction of facilities in Taiwan. The interest rates for these loans ranged from 1.51% to 1.77% and 1.64% at December 31, 2011 and June 30, 2011, respectively.

In October 2011, the Company also obtained an unsecured revolving line of credit from China Trust Bank totaling $11,150,000 that matures on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which is adjusted monthly. In the second quarter of fiscal year 2012, the Company drew $9,898,000 from this revolving line of credit with an interest rate at 1.48% per annum to repay $9,898,000 of the revolving line of credit to Bank of America.

As of December 31, 2011, the total outstanding borrowings under the Bank of America term loan was $13,533,000. The total outstanding borrowings under the Bank of America line of credit was $11,270,000 and $14,554,000 as of December 31, 2011 and June 30, 2011, respectively. The total outstanding borrowings under the China Trust Bank line of credit was $9,855,000 as of December 31, 2011. As of December 31, 2011 and June 30, 2011, the total outstanding borrowings under these loans were $34,658,000 and $28,151,000, respectively. As of December 31, 2011, the unused revolving line of credit under Bank of America was $28,731,000 and under China Trust Bank was $1,295,000.

The credit agreement with Bank of America contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The credit agreement contains certain financial covenants, including the following:

•	Not to incur on a consolidated basis, a net loss before taxes and extraordinary items in any two consecutive quarterly accounting periods;

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

The Company’s funded debt to EBITDA ratio (ratio of all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long-term debt, less the non-current portion of subordinated liabilities to EBITDA) shall not be greater than 2.00;

•	The Company’s unencumbered liquid assets, as defined in the agreement, held in the United States shall have an aggregate market value of not less than $30,000,000.

As of December 31, 2011 and June 30, 2011, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit with Bank of America were $481,839,000 and $446,347,000, respectively. As of December 31, 2011, total assets collateralizing the term loan were $18,158,000. As of December 31, 2011, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

The credit agreement with China Trust Bank requires the Company to guarantee for the revolving line of credit to its subsidiary in Taiwan. There is no other collateral or financial covenant associated with the revolving line of credit with China Trust Bank.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.1% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members owned approximately 35.9% of Ablecom at December 31, 2011 and June 30, 2011.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $38,340,000 and $75,733,000 and sold products to Ablecom totaling $2,643,000 and $5,478,000 for the three and six months ended December 31, 2011, respectively. The Company purchased products from Ablecom totaling $46,319,000 and $82,737,000 and sold products to Ablecom totaling $2,525,000 and $4,658,000 for the three and six months ended December 31, 2010, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2011 and June 30, 2011 were $315,000 and $527,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2011 and June 30, 2011 were $32,552,000 and $34,210,000, respectively. For the three and six months ended December 31, 2011, the Company paid Ablecom the majority of invoiced dollars between 40 and 88 days of invoice. For the three and six months ended December 31, 2011, the Company paid $1,760,000 and $2,735,000, respectively, in tooling assets and miscellaneous costs to Ablecom. For the three and six months ended December 31, 2010, the Company paid $1,418,000 and $2,209,000, respectively, in tooling assets and miscellaneous costs to Ablecom.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $51,963,000 and $38,326,000 at December 31, 2011 and June 30, 2011, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Note 11. Income Taxes

The Company recorded provisions for income taxes of $4,791,000 and $9,636,000 for the three and six months ended December 31, 2011, respectively, and $5,201,000 and $9,854,000 for the three and six months ended December 31, 2010, respectively. The effective tax rate was 35.3% and 35.8% for the three and six months ended December 31, 2011, respectively, and 31.0% and 34.4% for the three and six months ended December 31, 2010, respectively. The effective tax rate of 35.3% and 35.8% are estimated to be higher than the federal statutory rate primarily due to the impact of state taxes, stock option expenses, and the expiration of federal research & development tax credits on December 31, 2011.

As of December 31, 2011, the Company had a liability for gross unrecognized tax benefits of $7,566,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three and six months ended December 31, 2011, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of December 31, 2011, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $780,000. During the three and six months ended December 31, 2011, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. In September 2011, the Internal Revenue Service met with the Company to commence a pre-examination of the federal income tax returns for tax years 2007 through 2009. The Company does not expect a resolution to be reached during the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. The statutes of limitation in state jurisdictions remain open in general for tax years 2006 through 2012. The major foreign jurisdictions remain open for examination in general for tax years 2002 through 2012.

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

Purchase Commitments — In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2012. As of December 31, 2011, these remaining non-cancelable commitments were $119,542,000, which will be paid within a year.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the three and six months ended December 31, 2011 and 2010, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales:
United States	$141,770	$138,028	$295,790	$259,706
Europe	57,573	56,805	104,148	103,260
Asia	45,008	37,627	84,154	70,095
Other	5,564	8,353	13,708	14,930

	$249,915	$240,813	$497,800	$447,991

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	December 31, 2011	June 30, 2011
Long-lived assets:
United States	$62,111	$59,531
Asia	33,439	14,382
Europe	501	525

	$96,051	$74,438

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$109,961	44.0%	$97,474	40.5%	$207,580	41.7%	$171,481	38.3%
Subsystems and accessories	139,954	56.0%	143,339	59.5%	290,220	58.3%	276,510	61.7%

Total	$249,915	100.0%	$240,813	100.0%	$497,800	100.0%	$447,991	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2011 and 2010. No customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2011 and June 30, 2011.

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $110.0 million and $207.6 million for the three and six months ended December 31, 2011, respectively, and $97.5 million and $171.5 million for the three and six months ended December 31, 2010, respectively. Net sales of subsystems and accessories were $140.0 million and $290.2 million for the three and six months ended December 31, 2011, respectively, and $143.3 million and $276.5 million for the three and six months ended December 31, 2010, respectively. The increase in our net sales in the three and six months ended December 31, 2011 compared with the three and six months ended December 31, 2010 was primarily due to increased sales in server solutions including storage, SuperBlade and rack solutions. However, our net sales in the quarter ended December 31, 2011 were adversely impacted by the disruption in the hard disk drive supply chain as a result of the flooding in Thailand.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $249.9 million and $497.8 million for the three and six months ended December 31, 2011, respectively, and $240.8 million and $448.0 million for the three and six months ended December 31, 2010, respectively. Our net income was $8.8 million and $17.3 million for the three and six months ended December 31, 2011, respectively, and $11.6 million and $18.8 million for the three and six months ended December 31, 2010, respectively. Our decrease in profitability in the three and six months ended December 31, 2011 was primarily attributable to higher operating expenses primarily in research and development costs in advance of upcoming product launches and costs related to expansion of our operations overseas and in the Unites States which was offset in part by an increase in our gross profit resulting primarily from an increase in average selling prices of hard disk drives relative to average standard cost as a result of limited supply caused by the flooding in Thailand and an increase in our net sales of server solutions which typically have higher margins.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 55.8% of our net sales from products sold to distributors and 44.2% from sales to OEMs and to end customers for the three and six months ended December 31, 2011, and 53.7% and 56.7% of our net sales from products sold to distributors, and 46.3% and 43.3% from sales to OEMs and to end customers for the three and six months ended December 31, 2010, respectively. None of our customers accounted for 10% or more of our net sales in the three and six months ended December 31, 2011 and 2010. We derived approximately 56.7% and 59.4% of our net sales from customers in the United States for the three and six months ended December 31, 2011, respectively, and approximately 57.3% and 58.0% of our net sales from customers in the United States for the three and six months ended December 31, 2010, respectively. We derived approximately 43.3% and 40.6% of our net sales from customers outside the United States for the three and six months ended December 31, 2011, respectively, and approximately 42.7% and 42.0% of our net sales from customers outside the United States for the three and six months ended December 31, 2010, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 6.3% and 5.9% of our net sales for the three and six months ended December 31, 2011, respectively, and approximately 5.1% of our net sales for the three and six months ended December 31, 2010.

We use several suppliers and contract manufacturers to design and manufacture subsystems and accessories in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2011, we continued to invest in expanding our operations both in San Jose, California and at our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers and we plan to continue expanding our overseas manufacturing capacity primarily in Taiwan through fiscal year 2012. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2011, our purchases from Ablecom represented approximately 18.5% and 18.2% of our cost of sales, respectively, compared to approximately 23.1% and 22.1% of our cost of sales for the three and six months ended December 31, 2010, respectively. The decrease in percentage of cost of sales in the three and six months ended December 31, 2011 was primarily related to server systems sales composing a higher percentage of our net sales and a change in product mix which resulted in a higher percentage of server subsystems and accessories being purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S., Europe and Taiwan. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the second quarter of fiscal year 2012:

•

Net cash generated from operating activities was $11.8 million and $36.9 million during the three and six months ended December 31, 2011, respectively, and $4.0 million and $20.9 million during the three and six months ended December 31, 2010, respectively. Our cash and cash equivalents, together with our investments, were $106.1 million at the end of the second quarter of fiscal year 2012, compared with $75.2 million at the end of fiscal year 2011. The increase in our cash and cash equivalents, together with our investments at December 31, 2011 was primarily due to an increase in cash provided by operating activities and financing activities, offset in part by an increase in cash used in investing activities compared to the three and six months ended December 31, 2010.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the second quarter of fiscal year 2012 was 31 days, compared with 30 days at the end of fiscal year 2011.

•

Our inventory balance was $193.4 million at the end of the second quarter of fiscal year 2012, compared with $192.7 million at the end of fiscal year 2011. Days sales of inventory (“DSI”) at the end of the second quarter of fiscal year 2012 was 85 days, compared with 75 days at the end of fiscal year 2011. The increase in our inventory balance at the end of the second quarter of fiscal year 2012 was in part due to lower growth in net sales in the second quarter of fiscal year 2012 and in part due to our preparation for the upcoming Sandy Bridge launch in the quarter ending March 31, 2012. Our purchase commitments with contract manufacturers and suppliers were $119.5 million at the end of the second quarter of fiscal year 2012 and $91.8 million at the end of fiscal year 2011.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At December 31, 2011 and June 30, 2011, we had deferred revenue of $1.2 million and $2.4 million and related deferred product costs of $0.9 million and $1.9 million, respectively, related to shipments to customers pending acceptances.

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

Impairment of long-term investments. Impairment of long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the securities with the stated maturity less than a year, the securities were classified as short-term available-for-sale investments. We have used a discounted cash flow model to estimate the fair value of these investments as of December 31, 2011 and June 30, 2011. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. The accumulated unrealized loss as of December 31, 2011 and June 30, 2011 was $0.1 million and $0.2 million, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $4.7 million as of December 31, 2011 and June 30, 2011. The provision for warranty reserve was $3.0 million and $5.1 million in the three and six months ended December 31, 2011, respectively, and $2.3 million and $4.9 million in the three and six months ended December 31, 2010, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was an increase of $0.3 million and $17,000 in the three and six months ended December 31, 2011, respectively, and a decrease of $0.1 million and $0.7 million in the three and six months ended December 31, 2010, respectively. As a result of our increase in warranty claims and cost of servicing warranty claims in the three and six months ended December 31, 2011, the provision for warranty reserve increased $0.7 million and $0.3 million compared to the three and six months ended December 31, 2010. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold given the estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $1.5 million and $3.9 million in the three and six months ended December 31, 2011, respectively, and $0.6 million and $0.5 million in the three and six months ended December 31, 2010, respectively.

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

Stock-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense for options granted to employees after July 1, 2006, was $2.5 million and $4.8 million for the three and six months ended December 31, 2011, respectively, and $1.8 million and $3.7 million for the three and six months ended December 31, 2010, respectively.

As of December 31, 2011, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted to employees and non-employee directors, was $20.8 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.44 years. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.9	83.3	83.5	83.7

Gross profit	17.1	16.7	16.5	16.3

Operating expenses:
Research and development	6.3	5.1	5.9	5.1
Sales and marketing	3.2	2.8	3.2	2.9
General and administrative	2.1	1.8	2.0	1.9
Provision of litigation loss	—	—	—	—

Total operating expenses	11.6	9.7	11.1	9.9

Income from operations	5.5	7.0	5.4	6.4
Interest and other income, net	(0.1)	—	—	—
Interest expense	—	—	—	—

Income before income tax provision	5.4	7.0	5.4	6.4
Income tax provision	1.9	2.2	1.9	2.2

Net income	3.5%	4.8%	3.5%	4.2%

Comparison of Three Months Ended December 31, 2011 and 2010

Net sales. Net sales increased by $9.1 million, or 3.8%, to $249.9 million from $240.8 million, for the three months ended December 31, 2011 and 2010, respectively. This increase was due primarily to an increase in the average selling price of our server systems and an increase in unit volumes of our server systems. However, our net sales in the quarter ended December 31, 2011 were adversely impacted by the disruption in the hard disk drive supply chain as a result of the flooding in Thailand.

For the three months ended December 31, 2011, the number of server system units sold increased 1.6% to 62,000 compared to 61,000 for the three months ended December 31, 2010. The average selling price of server system units increased 12.5% to approximately $1,800 in the three months ended December 31, 2011 compared to approximately $1,600 in the three months ended December 31, 2010. The average selling prices of our server systems increased principally due to higher average selling prices of rack solutions and SuperBlades and an increase in average selling prices of hard disk drives caused by the flooding in Thailand, offset in part by declines in average selling prices of 6000 Series configuration of servers. Sales of server systems increased by $12.5 million or 12.8% from the three months ended December 31, 2010 to the three months ended December 31, 2011, primarily due to higher sales of complete integrated-high-end servers solutions to OEM and end customers and higher sales of storage, rack solutions and SuperBlades. Sales of server systems represented 44.0% of our net sales for the three months ended December 31, 2011 as compared to 40.5% of our net sales for the three months ended December 31, 2010.

For the three months ended December 31, 2011, the number of subsystems and accessories units sold increased 4.3% to 998,000 compared to 957,000 for the three months ended December 31, 2010. Sales of subsystems and accessories decreased by $3.4 million or 2.4% from the three months ended December 31, 2010 to the three months ended December 31, 2011, primarily related to lower sales of memory and serverboards as a result of the flooding in Thailand and the effects on hard disk drive supply chain which prevented our system integrators from purchasing memory and serverboards and completing the final assembly of server solutions. Sales of subsystems and accessories represented 56.0% of our net sales for the three months ended December 31, 2011 as compared to 59.5% of our net sales for the three months ended December 31, 2010.

For the three months ended December 31, 2011 and 2010, we derived approximately 55.8% and 53.7%, respectively, of our net sales from products sold to distributors and we derived approximately 44.2% and 46.3%, respectively, from sales to OEMs and to end customers. For the three months ended December 31, 2011, customers in the United States, Europe, and Asia accounted for approximately 56.7%, 23.0% and 18.0%, of our net sales, respectively, as compared to 57.3%, 23.6% and 15.6%, respectively, for the three months ended December 31, 2010.

Cost of sales. Cost of sales increased by $6.7 million, or 3.3%, to $207.3 million from $200.6 million, for the three months ended December 31, 2011 and 2010, respectively. Cost of sales as a percentage of net sales was 82.9% and 83.3% for the three months ended December 31, 2011 and 2010, respectively. The decrease in cost of sales as a percentage of net sales was primarily due to more favorable pricing associated with sales of hard disk drive inventory which had been purchased prior to the flooding in Thailand and an increase in net sales of server solutions which typically have higher margins. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $1.0 million in provision for inventory reserve, an increase of $0.7 million in provision for warranty reserve, offset in part by a decrease of $0.2 million in freight-in charges. In the three months ended December 31, 2011, we recorded a $3.0 million expense, or 1.2% of net sales, related to the provision for warranty reserve as compared to $2.3 million, or 0.9% of net sales, in the three months ended December 31, 2010. The increase in the provision for warranty reserve was primarily due to higher warranty claims and higher cost of servicing warranty claims in the three months ended December 31, 2011. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or a change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or less than expected, our gross margin would be affected. In the three months ended December 31, 2011, we recorded a $1.5 million expense, or 0.6% of net sales, related to the inventory provision as compared to $0.6 million expense, or 0.2% of net sales, in the three months ended December 31, 2010. The increase in the inventory provision was primarily for older products as a result of product transitions.

Research and development expenses. Research and development expenses increased by $3.4 million, or 27.3%, to $15.7 million from $12.3 million for the three months ended December 31, 2011 and 2010, respectively. Research and development expenses were 6.3% and 5.1% of net sales for the three months ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $2.6 million in compensation and benefits, including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives and a decrease of $0.2 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $1.3 million and $0.9 million for the three months ended December 31, 2011 and 2010, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.3 million, or 19.9%, to $8.0 million from $6.7 million, for the three months ended December 31, 2011 and 2010, respectively. Sales and marketing expenses were 3.2% and 2.8% of net sales for the three months ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $0.9 million in compensation and benefits resulting from growth in sales and marketing personnel and an increase of $0.3 million in cooperative marketing funding to customers.

Sales and marketing expenses include stock-based compensation expense of $0.4 million and $0.2 million for the three months ended December 31, 2011 and 2010, respectively.

General and administrative expenses. General and administrative expenses increased by $1.0 million, or 22.3%, to $5.2 million from $4.3 million, for the three months ended December 31, 2011 and 2010, respectively. General and administrative expenses were 2.1% and 1.8% of net sales for the three months ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $0.5 million in compensation and benefits and an increase of moving expenses of $0.4 million.

General and administrative expenses include stock-based compensation expense of $0.6 million and $0.5 million for the three months ended December 31, 2011 and 2010, respectively.

Interest and other expense, net. Interest and other expense, net remained $0.2 million of expense for the three months ended December 31, 2011 and 2010, of which $0.2 million was interest expense for both three months ended December 31, 2011 and 2010.

Provision for income taxes. Provision for income taxes decreased $0.4 million, or 7.9% to $4.8 million from $5.2 million for the three months ended December 31, 2011 and 2010, respectively. The effective tax rate was 35.3% and 31.0% for the three months ended December 31, 2011 and 2010, respectively. The effective tax rate of 35.3% is estimated to be higher than the federal statutory rate primarily due to the impact of state taxes, stock option expenses, and the expiration of federal research & development tax credits on December 31, 2011.

Comparison of Six Months Ended December 31, 2011 and 2010

Net sales. Net sales increased by $49.8 million, or 11.1%, to $497.8 million from $448.0 million, for the six months ended December 31, 2011 and 2010, respectively. This increase was due primarily to an increase in the average selling price of our server systems and an increase in unit volumes of our server systems. However, our net sales in the six months ended December 31, 2011 were adversely impacted by the disruption in the hard disk drive supply chain as a result of the flooding in Thailand.

For the six months ended December 31, 2011, the number of server system units sold increased 7.2% to 119,000 compared to 111,000 for the six months ended December 31, 2010. The average selling price of server system units increased 13.3% to approximately $1,700 in the six months ended December 31, 2011 compared to approximately $1,500 in the six months ended December 31, 2010. The average selling prices of our server systems increased principally due to an increase in average selling prices of hard disk drives caused by the flooding in Thailand and higher average selling prices of rack solution and SuperBlades offset in part by declines in average selling prices of 6000 Series configuration of servers. Sales of server systems increased by $36.1 million or 21.1% from the six months ended December 31, 2010 to the six months ended December 31, 2011, primarily due to higher sales of complete integrated-high-end servers solutions to OEM and end customers and higher sales of storage, rack , GPU solutions and SuperBlades. Sales of server systems represented 41.7% of our net sales for the six months ended December 31, 2011 as compared to 38.3% of our net sales for the six months ended December 31, 2010.

For the six months ended December 31, 2011, the number of subsystems and accessories units sold increased 3.4% to 1,971,000 compared to 1,907,000 for the six months ended December 31, 2010. Sales of subsystems and accessories increased by $13.7 million or 5.0% from the six months ended December 31, 2010 to the six months ended December 31, 2011, primarily related to higher sales to system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 58.3% of our net sales for the six months ended December 31, 2011 as compared to 61.7% of our net sales for the six months ended December 31, 2010.

For the six months ended December 31, 2011 and 2010, we derived approximately 55.8% and 56.7%, respectively, of our net sales from products sold to distributors and we derived approximately 44.2% and 43.3%, respectively, from sales to OEMs and to end customers. For the six months ended December 31, 2011, customers in the United States, Europe, and Asia accounted for approximately 59.4%, 20.9% and 16.9%, of our net sales, respectively, as compared to 58.0%, 23.1% and 15.6%, respectively, for the six months ended December 31, 2010.

Cost of sales. Cost of sales increased by $40.8 million, or 10.9%, to $415.6 million from $374.8 million, for the six months ended December 31, 2011 and 2010, respectively. Cost of sales as a percentage of net sales was 83.5% and 83.7% for the six months ended December 31, 2011 and 2010, respectively. The decrease in cost of sales as a percentage of net sales was primarily due to more favorable pricing associated with sales of hard disk drive inventory which had been purchased prior to the flooding in Thailand and an increase in net sales of server solutions which typically have higher margins. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $3.4 million in provision for inventory reserve and an increase of $0.3 million in provision for warranty reserve offset in part by a decrease of $0.9 million in freight-in charges. In the six months ended December 31, 2011, we recorded a $5.1 million expense, or 1.0% of net sales, related to the provision for warranty reserve as compared to $4.9 million, or 1.1% of net sales, in the six months ended December 31, 2010. The increase in the provision for warranty reserve was primarily due to higher warranty claims and higher cost of servicing warranty claims in the six months ended December 31, 2011. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or a change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or less than expected, our gross margin would be affected. In the six months ended December 31, 2011, we recorded a $3.9 million expense, or 0.8% of net sales, related to the inventory provision as compared to $0.5 million expense, or 0.1% of net sales, in the six months ended December 31, 2010. The increase in the inventory provision was primarily for older products as a result of product transitions.

Research and development expenses. Research and development expenses increased by $6.7 million, or 29.6%, to $29.5 million from $22.7 million for the six months ended December 31, 2011 and 2010, respectively. Research and development expenses were 5.9% and 5.1% of net sales for the six months ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $5.1 million in compensation and benefits, including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives, an increase of $0.3 million in development costs associated with upcoming product launches and a decrease of $0.4 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $2.6 million and $1.8 million for the six months ended December 31, 2011 and 2010, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $2.8 million, or 21.9%, to $15.7 million from $12.9 million, for the six months ended December 31, 2011 and 2010, respectively. Sales and marketing expenses were 3.2% and 2.9% of net sales for the six months ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $2.3 million in compensation and benefits resulting from growth in sales and marketing personnel, an increase of $0.2 million in freight out expenses and an increase of $0.2 million in advertising and promotion expenses.

Sales and marketing expenses include stock-based compensation expense of $0.6 million and $0.5 million for the six months ended December 31, 2011 and 2010, respectively.

General and administrative expenses. General and administrative expenses increased by $1.2 million, or 13.4%, to $9.8 million from $8.6 million, for the six months ended December 31, 2011 and 2010, respectively. General and administrative expenses were 2.0% and 1.9% of net sales for the six months ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $1.1 million in compensation and benefits, an increase of $0.3 million in audit and tax expenses, an increase of $0.4 million in moving expense offset in part by a decrease of $0.4 million in bad debt expense and a decrease of $0.3 million in legal fees.

General and administrative expenses include stock-based compensation expense of $1.2 million and $1.0 million for the six months ended December 31, 2011 and 2010, respectively.

Interest and other expense, net. Interest and other expense, net remained $0.3 million of expense, for the six months ended December 31, 2011 and 2010, of which $0.4 million and $0.3 million was interest expense for the six months ended December 31, 2011 and 2010, respectively. The net change was primarily due to higher interest expense as our average debt outstanding for the six months ended December 31, 2011 was $34.5 million versus $21.6 million in the six months ended December 31, 2010. Interest rates were not significantly different in the six months ended December 31, 2011 compared to the six months ended December 31, 2010.

Provision for income taxes. Provision for income taxes decreased $0.2 million, or 2.2% to $9.6 million from $9.9 million for the six months ended December 31, 2011 and 2010, respectively. The effective tax rate was 35.8% and 34.4% for the six months ended December 31, 2011 and 2010, respectively. The effective tax rate of 35.8% is estimated to be higher than the federal statutory rate primarily due to the impact of state taxes, stock option expenses, and the expiration of federal research & development tax credits on December 31, 2011.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have from time to time utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash, cash equivalents and short-term investments were $102.4 million and $70.0 million as of December 31, 2011 and June 30, 2011, respectively.

Operating Activities. Net cash provided by operating activities was $36.9 million and $20.9 million for the six months ended December 31, 2011 and 2010, respectively. Net cash provided by our operating activities for the six months ended December 31, 2011 consisted of our net income of $17.3 million, an increase in income tax payable/receivable, net of $6.0 million, an allowance for sales returns of $4.3 million, stock-based compensation expense of $4.8 million, a provision for inventory of $3.9 million, depreciation expense of $3.1 million, an increase in accounts payable of $1.9 million, an increase in accrued liabilities of $1.3 million, which was offset in part by an increase in inventory of $4.6 million and excess tax benefits from stock-based compensation of $1.1 million.

Net cash provided by our operating activities for the six months ended December 31, 2010 consisted of our net income of $18.8 million, an increase in accounts payable of $48.1 million, an increase in accrued liabilities of $6.5 million, stock-based compensation expense of $3.7 million, a decrease in deferred income taxes of $3.3 million, an allowance for sales returns of $3.0 million and a depreciation expense of $2.6 million, which was substantially offset by an increase in inventory of $52.6 million, an increase in accounts receivable of $8.2 million, an increase in prepaid and other assets of $3.1 million, a decrease in income tax payable of $2.3 million and excess tax benefits from stock-based compensation of $1.2 million.

The increase in inventory for the six months ended December 31, 2011 was in part due to a lower growth in net sales in the second quarter of fiscal year 2012 as a result of the flooding in Thailand and the effects on our hard disk drive supply chain which prevented us from achieving a higher growth in net sales and in part due to our preparation for the upcoming Sandy Bridge launch in the quarter ending March 31, 2012. The increase for the six months ended December 31, 2011 in accounts payable was primarily due to timing of payments to our vendors. We anticipate that our accounts receivable, sales returns, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business as we will begin to purchase more inventory to support the increase in final test and assembly capabilities in our facility in Taiwan.

The increase for the six months ended December 31, 2010 in accounts receivable was primarily due to higher net sales during the six months ended December 31, 2010. The increase for the six months ended December 31, 2010 in inventory, accounts payable and accrued liabilities was due to an increase in demand for our products resulting from a recovering economy and to support the growth of the Company.

Investing activities. Net cash used in our investing activities was $13.7 million and $7.1 million for the six months ended December 31, 2011 and 2010, respectively. In the six months ended December 31, 2011, $15.4 million was related to the purchase of property, plant and equipment net of land deposit refund primarily related to the construction of facilities in Taiwan and the headquarters office expansion in San Jose, California. The purchase price and the title on the land in Taiwan, consisting of approximately 2.2 acres, was finalized and closed in December 2011. We have also completed the construction of facilities in Taiwan and the headquarters expansion in San Jose, California in December 2011. This was offset by the redemption at par of investments in auction rate securities of $1.7 million. In the six months ended December 31, 2010, $8.3 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $1.3 million.

Financing activities. Net cash provided by our financing activities was $9.4 million and $0.7 million for the six months ended December 31, 2011 and 2010, respectively. In the six months ended December 31, 2011 and 2010, $1.9 million and $1.1 million was related to the proceeds from the exercise of stock options, respectively. We withheld shares and paid the minimum tax withholding on behalf of two executive officers and an employee for their restricted stock awards of $1.1 million and $1.4 million for the six months ended December 31, 2011 and 2010, respectively. During the six months ended December 31, 2011, we obtained a new term loan of $14.0 million from Bank of America, N.A., borrowed $17.0 million of our revolving line of credits and repaid $24.0 million in loans. During the six months ended December 31, 2010, we obtained a term loan of $13.9 million from Wells Fargo Bank and repaid $13.9 million in loans. In the six months ended December 31, 2011 and 2010, excess tax benefits from stock-based compensation were $1.1 million and $1.2 million, respectively.

We expect to experience continued growth in our working capital requirements and capital expenditures as we continue to expand our business. Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We intend to fund this continued expansion through cash generated by operations and by drawing on the revolving credit facilities or through other debt financing. However we cannot be certain whether such financing will be available on commercially reasonable or otherwise favorable terms or that such financing will be available at all. We anticipate that working capital and capital expenditures will constitute a material use of our cash resources. We have sufficient cash on hand to continue to operate in the next 12 months.

Other factors affecting liquidity and capital resources

Activities under Revolving Line of Credits and Term Loans

In June 2010, we obtained a revolving line of credit totaling $25.0 million from Bank of America that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. In June 2010, we used $18.6 million of the line of credit to purchase three buildings in San Jose, California. In December 2010, we repaid $13.9 million of the line of credit by obtaining a term loan for the same amount from Wells Fargo Bank and the remaining $4.7 million of the line of credit has been extended to be repaid by June 15, 2013. As of December 31, 2011, the Company paid off $13.4 million of the outstanding term loan with Wells Fargo Bank with no prepayment penalty.

In March 2011, we drew an additional $9.9 million of the revolving line of credit with an interest rate equal to the lender’s established interest rate which is adjusted monthly and paid $9.2 million for a deposit to purchase land in Taiwan. In the first quarter of fiscal year 2012, we drew an additional $3.2 million from the revolving line of credit for the construction of our Taiwan facilities and repaid $9.9 million in the second quarter of fiscal year 2012.

In October 2011, we entered into a second amendment to our credit agreement with Bank of America which provided for (i) a $40.0 million revolving line of credit facility that replaced the existing $25.0 million revolving line of credit and (ii) a five-year $14.0 million term loan facility to pay off the outstanding term loan of $13.4 million. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.27% at December 31, 2011. In the second quarter of fiscal year 2012, we drew an additional $4.0 million from the revolving line of credit for the construction of facilities in Taiwan. The interest rates for these loans ranged from 1.51% to 1.77% and 1.64% at December 31, 2011 and June 30, 2011, respectively.

In October 2011, we also obtained an unsecured revolving line of credit from China Trust Bank totaling $11.2 million that matures on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which is adjusted monthly. In the second quarter of fiscal year 2012, we drew $9.9 million from this revolving line of credit with an interest rate at 1.48% per annum to repay $9.9 million of the revolving line of credit to Bank of America.

As of December 31, 2011, the total outstanding borrowings under the Bank of America term loan was $13.5 million. The total outstanding borrowings under the Bank of America line of credit was $11.3 million and $14.6 million as of December 31, 2011 and June 30, 2011, respectively. The total outstanding borrowings under the China Trust Bank line of credit was $9.9 million as of December 31, 2011. As of December 31, 2011 and June 30, 2011, the total outstanding borrowing under these loans was $34.7 million and $28.2 million, respectively. As of December 31, 2011, the unused revolving line of credit under Bank of America was $28.7 million and under China Trust Bank was $1.3 million.

The credit agreement with Bank of America contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The credit agreement contains certain financial covenants, including the following:

•	Not to incur on a consolidated basis, a net loss before taxes and extraordinary items in any two consecutive quarterly accounting periods;

•

Our funded debt to EBITDA ratio (ratio of all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long-term debt, less the non-current portion of subordinated liabilities to EBITDA) shall not be greater than 2.00;

•	Our unencumbered liquid assets, as defined in the agreement, held in the United States shall have an aggregate market value of not less than $30.0 million.

As of December 31, 2011 and June 30, 2011, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit with Bank of America were $481.8 million and $446.3 million, respectively. As of December 31, 2011, total assets collateralizing the term loan were $18.2 million. As of December 31, 2011, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

The credit agreement with China Trust Bank requires the Company to guarantee for the revolving line of credit to its subsidiary in Taiwan. There is no other collateral or financial covenant associated with the revolving line of credit with China Trust Bank.

Contract Manufacturers

For the three and six months ended December 31, 2011, we paid our contract manufacturers within 32 to 76 days of invoice and Ablecom between 40 and 88 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of December 31, 2011 and June 30, 2011 amounts owed to Ablecom by us were approximately $32.6 million and $34.2 million, respectively.

Auction Rate Securities Valuation

As of December 31, 2011, we held $3.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at December 31, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2011, $3.7 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2011, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. During the three and six months ended December 31, 2011, $0 million and $1.7 million of auction rate securities were redeemed at par, respectively, and $0.4 million and $1.3 million were redeemed at par during the three and six months ended December 31, 2010, respectively.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,029	$4,933	$2,189	$—	$10,151
Capital leases, including interest	40	33	3	—	76
Short-term/long-term debt, including interest (1)	12,876	17,158	5,221	—	35,255
License arrangements	739	911	—	—	1,650
Purchase commitments (2)	119,542	—	—	—	119,542

Total	$136,226	$23,035	$7,413	$—	$166,674

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at December 31, 2011.
(2)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors.

The table above excludes liabilities for deferred revenue for warranty services of $2.5 million and unrecognized tax benefits and related interest and penalties accrual of $7.6 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2011, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving line of credits. The interest rates for the term loan and the revolving line of credits ranged from 1.48% to 1.77% at December 31, 2011 and 1.64% to 2.14% at June 30, 2011, respectively. Based on the outstanding principal indebtedness of $34.7 million under our credit facilities as of December 31, 2011, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of December 31, 2011, we held approximately $3.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed-end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at December 31, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2011, $3.7 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2011, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and six months ended December 31, 2011, approximately $0 million and $1.7 million of auction rate securities were redeemed at par, respectively, and approximately $0.4 million and $1.3 million were redeemed at par during the three and six months ended December 31, 2010, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. We have borrowing arrangements in New Taiwanese Dollar, which will expose us to foreign currency exchange rate fluctuation risk. Further, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange loss (gain) was $0.2 million and ($0.1) million for the three and six months ended December 31, 2011, respectively, and ($0.2) million and ($0.4) million for the three and six months ended December 31, 2010, respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we have been involved in various legal proceedings arising from the normal course of business activities. We defend ourselves vigorously against any such claims. In management’s opinion, the resolution of any pending matters will not have a material adverse effect on our condensed consolidated financial condition, results of operations, or liquidity.

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 55.8% of our net sales in the three and six months ended December 31, 2011 and 53.7% and 56.7% of our net sales in the three and six months ended December 31, 2010, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components. For example, we were unable to fulfill certain orders at the end of the quarter ended June 30, 2010 due to component shortages. Likewise, our net sales for the quarter ended December 31, 2011 were adversely impacted by disk drive shortages resulting from the flooding in Thailand. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and six months ended December 31, 2011, we recorded inventory write-downs charged to cost of sales of $1.5 million and $3.9 million, respectively, and $0.6 million and $0.5 million for the three and six months ended December 31, 2010, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 18.5% and 18.2% of our cost of sales for the three and six months ended December 31, 2011, respectively, and 23.1% and 22.1% of our cost of sales for the three and six months ended December 31, 2010, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of December 31, 2011, we held $3.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed-end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at December 31, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

Based on our assessment of fair value at December 31, 2011, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2011, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2011 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. All of our shares are eligible for sale in the public market, including 11.5 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 11.3 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of January 26, 2012, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 33.2 percent of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

SUPER MICRO COMPUTER, INC.

Date: February 6, 2012	/S/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: February 6, 2012	/S/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)