Form 10-Q
period 2012-03-31
Super Micro Computer, Inc.
filed 2012-05-07
CIK 1375365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 26, 2012, there were 41,486,563 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

FORM 10-Q

SUPER MICRO COMPUTER, INC.

PART I: FINANCIAL INFORMATION

Item 1.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$88,861	$69,943
Accounts receivable, net of allowances of $1,212 and $1,062 at March 31, 2012 and June 30, 2011, respectively (including amounts receivable from a related party of $953 and $527 at March 31, 2012 and June 30, 2011, respectively)	100,980	85,005
Inventory, net	228,933	192,711
Deferred income taxes-current	11,832	10,250
Prepaid income taxes	4,032	7,207
Prepaid expenses and other current assets	5,416	4,506

Total current assets	440,054	369,622
Long-term investments	3,269	5,188
Property, plant and equipment, net	96,301	74,438
Deferred income taxes-noncurrent	3,267	2,792
Other assets	5,227	12,580

Total assets	$548,118	$464,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $29,698 and $34,210 at March 31, 2012 and June 30, 2011, respectively)	$142,156	$113,340
Accrued liabilities	28,927	25,816
Income taxes payable	1,322	936
Short-term debt	10,137	—
Current portion of long-term debt	2,800	555

Total current liabilities	185,342	140,647
Long-term debt-net of current portion	23,179	27,596
Other long-term liabilities	10,744	9,120

Total liabilities	219,265	177,363
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 41,917,242 and 40,727,562 at March 31, 2012 and June 30, 2011, respectively	139,851	122,693
Treasury stock (at cost), 445,028 shares at March 31, 2012 and June 30, 2011	(2,030)	(2,030)
Accumulated other comprehensive loss	(109)	(204)
Retained earnings	191,141	166,798

Total stockholders’ equity	328,853	287,257

Total liabilities and stockholders’ equity	$548,118	$464,620

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales (including related party sales of $3,347 and $2,916 in the three months ended March 31, 2012 and 2011, respectively, and $8,825 and $7,574 in the nine months ended March 31, 2012 and 2011, respectively)	$240,178	$234,288	$737,978	$682,279
Cost of sales (including related party purchases of $40,166 and $39,965 in the three months ended March 31, 2012 and 2011, respectively, and $115,899 and $122,702 in the nine months ended March 31, 2012 and 2011, respectively)	199,449	196,432	615,009	571,207

Gross profit	40,729	37,856	122,969	111,072

Operating expenses:
Research and development	17,162	12,202	46,643	34,945
Sales and marketing	8,175	6,538	23,917	19,447
General and administrative	5,802	3,958	15,587	12,589

Total operating expenses	31,139	22,698	86,147	66,981

Income from operations	9,590	15,158	36,822	44,091
Interest and other income, net	9	21	46	56
Interest expense	(189)	(161)	(556)	(489)

Income before income tax provision	9,410	15,018	36,312	43,658
Income tax provision	2,333	4,322	11,969	14,176

Net income	$7,077	$10,696	$24,343	$29,482

Net income per common share:
Basic	$0.17	$0.28	$0.59	$0.77
Diluted	$0.16	$0.25	$0.55	$0.69
Weighted-average shares used in calculation of net income per common share:
Basic	41,126	38,269	40,679	37,647
Diluted	44,610	42,854	43,957	41,979

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$7,077	$10,696	$24,343	$29,482
Other comprehensive income, net of tax:
Unrealized gains on investments	—	—	95	—

Total other comprehensive income	—	—	95	—

Comprehensive income attributable to Super Micro Computer, Inc.	$7,077	$10,696	$24,438	$29,482

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$24,343	$29,482
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,114	3,990
Stock-based compensation expense	7,430	5,722
Excess tax benefits from stock-based compensation	(1,907)	(1,824)
Allowance for doubtful accounts	203	578
Allowance for sales returns	5,605	3,844
Provision for inventory	5,686	1,592
Deferred income taxes	(2,082)	2,359
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(426) and $97 during the nine months ended March 31, 2012 and 2011, respectively)	(21,783)	(11,225)
Inventory	(41,908)	(71,649)
Prepaid expenses and other assets	(2,713)	(3,651)
Accounts payable (including changes in related party balances of $(4,512) and $17,724 during the nine months ended March 31, 2012 and 2011, respectively)	29,424	32,795
Income taxes payable/receivable, net	6,704	740
Accrued liabilities	3,266	3,804
Other long-term liabilities	1,646	1,681

Net cash provided by (used in) operating activities	19,028	(1,762)

INVESTING ACTIVITIES:
Restricted cash	(39)	(117)
Proceeds from investments	2,075	1,300
Purchases of property, plant and equipment	(21,710)	(10,561)
Land deposit refund (payment)	2,868	(9,020)

Net cash used in investing activities	(16,806)	(18,398)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,694	5,961
Minimum tax withholding paid on behalf of officers and an employee for restricted stock awards	(1,109)	(1,434)
Excess tax benefits from stock-based compensation	1,907	1,824
Proceeds from debt	32,696	23,542
Repayment of debt	(24,662)	(13,993)
Payment of obligations under capital leases	(26)	(52)
Payment under receivable financing arrangements	(194)	(236)

Net cash provided by financing activities	16,306	15,612

Effect of exchange rate fluctuations on cash	390	—
Net increase (decrease) in cash and cash equivalents	18,918	(4,548)
Cash and cash equivalents at beginning of period	69,943	72,644

Cash and cash equivalents at end of period	$88,861	$68,096

Supplemental disclosure of cash flow information:
Cash paid for interest	$545	$454
Cash paid for taxes, net of refunds	6,301	9,506
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	874	822
Deposit applied to property acquisition	5,867	—
Equipment purchased under capital leases	7	46

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

Basis of Presentation

The condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations, comprehensive income and cash flows of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2012.

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

Adoption of New Accounting Pronouncement

Fair Value Measurement - In May 2011, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles. The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and have been applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Comprehensive Income - In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. During the quarter ended March 31, 2012, we have early adopted the disclosure provisions of this standard on a retrospective basis, except for the provision deferred. This adoption did not have an impact on our results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive income.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-based Compensation and Stockholders’ Equity

Stock Option Plan

In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan (the “2006 Plan”) that increased by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The amendment to the 2006 Plan was approved by the Company’s stockholders in February 2011. The authorized number of shares that may be issued under the 2006 Plan automatically increases on July 1 each year through 2016, by an amount equal to (a) three percent of the number of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. In the three and nine months ended March 31, 2012, the Company granted options for the purchase of 499,870 and 1,730,830 shares under the 2006 Plan, respectively. At March 31, 2012, 1,445,533 shares of common stock were available for future grant under the 2006 Plan.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over a five-year vesting period. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 538,923 and 359,282 shares were vested as of March 31, 2012 and June 30, 2011, respectively.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise factors for the stock options granted prior to June 30, 2011. For stock options granted after June 30, 2011, the expected term is based on a combination of the Company’s peer group and the Company’s historical experience.

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

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation model is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Estimated Forfeitures—The estimated forfeiture rate is based on the Company’s historical forfeiture rates and the estimate is revised in subsequent periods if actual forfeitures differ from the estimate.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of stock option grants for the three and nine months ended March 31, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Risk-free interest rate	0.83% - 0.94%	1.76% - 2.12%	0.83% - 1.32%	1.01% - 2.12%
Expected life	5.04 years	4.45 years	5.01 - 5.04 years	4.38 - 4.45 years
Dividend yield	—%	—%	—%	—%
Volatility	45.62% - 52.43%	55.93% - 56.02%	45.62% - 53.72%	54.50% - 57.02%
Weighted-average fair value	$7.16	$6.07	$6.92	$5.74

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cost of sales	$183	$203	$591	$570
Research and development	1,394	1,082	3,994	2,874
Sales and marketing	397	255	1,037	786
General and administrative	619	528	1,808	1,492

Stock-based compensation expense before taxes	2,593	2,068	7,430	5,722
Income tax impact	(794)	(598)	(1,332)	(964)

Stock-based compensation expense, net	$1,799	$1,470	$6,098	$4,758

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $3,143,000 and $5,162,000 of excess tax benefits accounted for in the Company’s additional paid-in capital in the nine months ended March 31, 2012 and 2011, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $1,907,000 and $1,824,000 in the nine months ended March 31, 2012 and 2011, respectively, for options issued since July 1, 2006.

Stock Option and Awards Activity

The following table summarizes stock option activity during the nine months ended March 31, 2012 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2011	10,480,785	$8.86	6.77	$78,146
Granted	1,730,830	15.36
Exercised	(1,093,896)	7.03
Forfeited or cancelled	(241,062)	14.28

Outstanding at March 31, 2012	10,876,657	9.96	6.57	82,629
Vested and expected to vest at March 31, 2012	10,454,147	9.76	6.46	81,558
Exercisable at March 31, 2012	7,005,401	7.95	5.41	67,023

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total pretax intrinsic value of options exercised was $8,342,000 and $10,476,000 for the three and nine months ended March 31, 2012, respectively, and $11,753,000 and $15,245,000 for the three and nine months ended March 31, 2011, respectively. As of March 31, 2012, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was approximately $21,297,000, which will be recognized over a weighted-average vesting period of approximately 2.42 years.

The following table summarizes the Company’s restricted stock award activity for the nine months ended March 31, 2012:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2011	538,923	$10.66
Granted	—	—
Vested	(179,641)	10.66
Forfeited	—	—

Nonvested stock at March 31, 2012	359,282	$10.66

The total pretax intrinsic value of restricted stock awards vested was $0 and $2,375,000 for the three and nine months ended March 31, 2012 and $0 and $2,633,000 for the three and nine months ended March 31, 2011, respectively. In the nine months ended March 31, 2012 and 2011, upon vesting, 179,641 and 316,600 shares of restricted stock awards were net share-settled such that the Company withheld 83,857 and 147,977 shares with value equivalent to two officers’ and an employee’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for the two officers’ and an employee’s tax obligations to the taxing authorities were $1,109,000 and $1,434,000 for the nine months ended March 31, 2012 and 2011, respectively, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The total intrinsic value of the outstanding restricted stock awards was $6,273,000 and $8,671,000 as of March 31, 2012 and June 30, 2011, respectively. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 359,282 shares as of March 31, 2012.

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

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011
Basic net income per common share calculation
Net income	$7,077	$10,696	$24,343	$29,482
Less: Undistributed earnings allocated to participating securities	(61)	(149)	(235)	(500)

Net income attributable to common shares—basic	$7,016	$10,547	$24,108	$28,982

Weighted-average number of common shares used to compute basic net income per common share	41,126	38,269	40,679	37,674

Basic net income per common share	$0.17	$0.28	$0.59	$0.77

Diluted net income per common share calculation
Net income	$7,077	$10,696	$24,343	$29,482
Less: Undistributed earnings allocated to participating securities	(57)	(133)	(217)	(449)

Net income attributable to common shares—diluted	$7,020	$10,563	$24,126	$29,033

Weighted-average number of common shares used to compute basic net income per common share	41,126	38,269	40,679	37,674
Dilutive effect of options to purchase common stock	3,484	4,585	3,278	4,305

Weighted-average number of common shares used to compute diluted net income per common share	44,610	42,854	43,957	41,979

Diluted net income per common share	$0.16	$0.25	$0.55	$0.69

For the three and nine months ended March 31, 2012 and 2011, the Company had stock options outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 2,902,000 and 3,034,000 for the three and nine months ended March 31, 2012, respectively, and 2,254,000 and 3,329,000 for the three and nine months ended March 31, 2011, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Balance Sheet Components (in thousands)

Inventory:

	March 31, 2012	June 30, 2011
Finished goods	$156,659	$134,990
Work in process	19,177	9,540
Purchased parts and raw materials	53,097	48,181

Total inventory, net	$228,933	$192,711

The Company recorded a provision for excess and obsolete inventory totaling $1,784,000 and $5,686,000 in the three and nine months ended March 31, 2012, respectively, and $1,103,000 and $1,592,000 in the three and nine months ended March 31, 2011, respectively.

Property, Plant and Equipment:

	March 31, 2012	June 30, 2011
Land	$41,709	$35,334
Buildings	43,968	28,071
Building and leasehold improvements	6,754	3,540
Buildings construction in progress	—	4,608
Machinery and equipment	21,872	17,071
Furniture and fixtures	4,381	3,554
Purchased software	2,776	2,540

Total property, plant and equipment	121,460	94,718
Accumulated depreciation and amortization	(25,159)	(20,280)

Property, plant and equipment, net	$96,301	$74,438

Other Assets:

As of March 31, 2012, other assets consisted primarily of a long-term prepaid Enterprise Resource Planning (ERP) license of $1,957,000, a long-term prepaid royalty license of $1,807,000 and an investment in a privately held company of $750,000. As of June 30, 2011, other assets consisted primarily of a deposit for land in Taiwan totaling $9,195,000 that is adjacent to land that was purchased in August 2010, a long-term prepaid royalty license of $1,994,000 and an investment in a privately held company of $750,000. The decrease in the land deposit of $9,195,000 was due to a reclassification of $5,867,000 to property, plant and equipment and a $2,868,000 refund of deposit received resulting from the consummation of land acquisition in Taiwan in December 2011 and related foreign translation loss of $460,000.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011
Balance, beginning of period	$4,741	$4,765	$4,710	$4,564
Provision for warranty	3,199	2,181	8,347	7,039
Costs charged to accrual	(3,089)	(2,085)	(8,223)	(6,092)
Change in estimated liability for pre-existing warranties	273	(160)	290	(810)

Balance, end of period	$5,124	$4,701	$5,124	$4,701

Note 5. Long-term Investments

As of March 31, 2012 and June 30, 2011, the Company held $3,269,000 and $5,188,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interests in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at March 31, 2012 and AAA or BAA at June 30, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2012 and June 30, 2011, $3,269,000 and $5,188,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of March 31, 2012 and June 30, 2011. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. As of March 31, 2012, the discount rate, the time period until redemption and the estimated rate of return were 0.54%, 3 years and 1% to 3%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there was a recovery in fair value of its auction rate securities of $156,000 during the nine months ended March 31, 2012. There was no change in fair value of its auction rate securities during the three months ended March 31, 2012 and the three and nine months ended March 31, 2011. The cumulative total decline as of March 31, 2012 and June 30, 2011 was $181,000 and $337,000, respectively. That amount has been recorded as a component of other comprehensive income. As of March 31, 2012 and June 30, 2011, the Company has recorded an accumulated unrealized loss of $109,000 and $204,000, net of deferred income taxes, respectively.

The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company continues to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analyses. During the three and nine months ended March 31, 2012, $400,000 and $2,075,000 of these auction rate securities were redeemed at par, respectively, and $0 and $1,300,000 were redeemed at par during the three and nine months ended March 31, 2011, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Fair Value Disclosure

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices of the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of March 31, 2012 and June 30, 2011.

The following table sets forth the Company’s cash equivalents and long-term investments as of March 31, 2012 and June 30, 2011 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$637	$—	$—	$637
Auction rate securities	—	—	3,269	3,269

Total	$637	$—	$3,269	$3,906

June 30, 2011	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$4,287	$—	$—	$4,287
Auction rate securities	—	—	5,188	5,188

Total	$4,287	$—	$5,188	$9,475

The above table excludes $88,224,000 and $65,656,000 of cash balances held on deposit at banks and $508,000 and $468,000 of certificates of deposit held by the Company as of March 31, 2012 and June 30, 2011, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the nine month ended March 31, 2012.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011
Balance as of beginning of period	$3,669	$5,388	$5,188	$6,688
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—	156	—
Sales and settlements at par	(400)	—	(2,075)	(1,300)
Transfers in and/or out of Level 3	—	—	—	—

Balance as of end of period	$3,269	$5,388	$3,269	$5,388

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s short-term investments, consisting of certificate of deposit, as of March 31, 2012 and June 30, 2011 were $59,000 and are grouped in prepaid expense and other assets. There was no unrealized holding gain and losses for the periods.

The following is a summary of the Company’s long-term investments as of March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$3,450	$—	$(181)	$3,269

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$5,525	$—	$(337)	$5,188

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2012 and June 30, 2011, short-term debt, current and non-current long-term debt of $36,116,000 and $28,151,000, respectively, are reported at amortized cost. The outstanding debts are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debts approximates amortized cost.

Note 7. Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customers. Such sales transactions totaled $4,131,000 and $17,873,000 for the three and nine months ended March 31, 2012, respectively, and $5,412,000 and $18,244,000 for the three and nine months ended March 31, 2011, respectively. At March 31, 2012 and June 30, 2011, $806,000 and $1,000,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements within accrued liabilities as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 0.80% to 1.15% and 0.95% to 1.15% per month depending on the customers’ payment terms at March 31, 2012 and June 30, 2011, respectively.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Short-term and Long-term Obligations

Long-term obligations consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Line of credit	$23,283	$14,554
Building loans	12,833	13,597
Capital leases	67	86

Total	36,183	28,237
Current portion	(12,976)	(591)

Long-term portion	$23,207	$27,646

In June 2010, the Company obtained a revolving line of credit from Bank of America, N.A. (Bank of America) totaling $25,000,000 that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company used $18,553,000 of the line of credit to purchase three buildings in San Jose, California. In December 2010, the Company repaid $13,854,000 of the line of credit by obtaining a new term loan from Wells Fargo Bank for $13,875,000 and the remaining $4,699,000 of the line of credit has been extended to be paid-off by June 15, 2013. In October 2011, the Company paid off $13,412,500 of the outstanding term loan with Wells Fargo Bank with no prepayment penalty.

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

In October 2011, the Company entered into a second amendment to the credit agreement with Bank of America which provided for (i) a $40,000,000 revolving line of credit facility that replaced the existing $25,000,000 revolving line of credit and (ii) a five-year $14,000,000 term loan facility to pay off the outstanding term loan of $13,412,500 with Wells Fargo Bank. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.24% at March 31, 2012. In the second and third quarter of fiscal year 2012, the Company drew an additional $3,967,000 and $1,675,000 from the revolving line of credit for the construction of facilities and expansion of business operations in Taiwan, respectively. The interest rates for these loans ranged from 1.49% to 1.74% and 1.64% at March 31, 2012 and June 30, 2011, respectively.

In October 2011, the Company also obtained an unsecured revolving line of credit from China Trust Bank totaling $11,150,000 that matures on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which is adjusted monthly. In the second quarter of fiscal year 2012, the Company drew $9,898,000 from this revolving line of credit to repay $9,898,000 of the revolving line of credit to Bank of America. The interest rate for the borrowing under this line of credit was 1.31% per annum at March 31, 2012.

As of March 31, 2012, the total outstanding borrowings under the Bank of America term loan was $12,833,000. The total outstanding borrowings under the Bank of America line of credit was $13,146,000 and $14,554,000 as of March 31, 2012 and June 30, 2011, respectively. The total outstanding borrowings under the China Trust Bank line of credit was $10,137,000 as of March 31, 2012. As of March 31, 2012 and June 30, 2011, the total outstanding borrowings under these loans were $36,116,000 and $28,151,000, respectively. As of March 31, 2012, the unused revolving line of credit under Bank of America was $26,854,000 and under China Trust Bank was $1,013,000. As of March 31, 2012 and June 30, 2011, borrowings under the Bank of America line of credit as translated to U.S. dollar of $8,447,000 and $9,855,000, respectively, were denominated in Taiwanese dollars. As of March 31, 2012, the full amount of the China Trust Bank line of credit translated into U.S. dollars of $10,137,000 was denominated in Taiwanese dollars.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The credit agreement with Bank of America contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The credit agreement contains certain financial covenants, including the following:

•	Not to incur, on a consolidated basis, a net loss before taxes and extraordinary items in any two consecutive quarterly accounting periods;

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

As of March 31, 2012 and June 30, 2011, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit with Bank of America were $530,017,000 and $446,347,000, respectively. As of March 31, 2012, total assets collateralizing the term loan were $18,101,000. As of March 31, 2012, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

The credit agreement with China Trust Bank requires the Company to guarantee the revolving line of credit for its subsidiary in Taiwan. There is no other collateral or financial covenant associated with the revolving line of credit with China Trust Bank.

Note 9. Related-party and Other Transactions

Ablecom Technology Inc. — Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.0% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members owned approximately 35.9% of Ablecom at March 31, 2012 and June 30, 2011.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $40,166,000 and $115,899,000 and sold products to Ablecom totaling $3,347,000 and $8,825,000 for the three and nine months ended March 31, 2012, respectively. The Company purchased products from Ablecom totaling $39,965,000 and $122,702,000 and sold products to Ablecom totaling $2,916,000 and $7,574,000 for the three and nine months ended March 31, 2011, respectively.

Amounts owed to the Company by Ablecom as of March 31, 2012 and June 30, 2011 were $953,000 and $527,000, respectively. Amounts owed to Ablecom by the Company as of March 31, 2012 and June 30, 2011 were $29,698,000 and

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$34,210,000, respectively. For the three and nine months ended March 31, 2012, the Company paid Ablecom the majority of invoiced dollars between 42 and 90 days of invoice. For the three and nine months ended March 31, 2012, the Company paid $1,024,000 and $3,759,000, respectively, in tooling assets and miscellaneous costs to Ablecom. For the three and nine months ended March 31, 2011, the Company paid $944,000 and $3,153,000, respectively, in tooling assets and miscellaneous costs to Ablecom.

For the three and nine months ended March 31, 2011, the Company paid Ablecom $4,510,000 related to the land deposit in Taiwan which Ablecom paid to the seller on behalf of the Company. The amount paid to Ablecom represented Ablecom’s cost and the fair market value of the land.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $62,453,000 and $38,326,000 at March 31, 2012 and June 30, 2011, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

Note 10. Income Taxes

The Company recorded provisions for income taxes of $2,333,000 and $11,969,000 for the three and nine months ended March 31, 2012, respectively, and $4,322,000 and $14,176,000 for the three and nine months ended March 31, 2011, respectively. The effective tax rate was 24.8% and 33.0% for the three and nine months ended March 31, 2012, respectively, and 28.8% and 32.5% for the three and nine months ended March 31, 2011, respectively. The effective tax rate of 24.8% and 33.0% are estimated to be lower than the federal statutory rate primarily due to increased benefit from the disqualified dispositions of incentive stock options, research and development tax credits, and foreign tax credits which were partially offset by the impact of state taxes and stock option expenses for the quarter ended March 31, 2012.

As of March 31, 2012, the Company had a liability for gross unrecognized tax benefits of $8,209,000, substantially all of which, if recognized, would affect the Company’s effective tax rate. During the three and nine months ended March 31, 2012, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of March 31, 2012, the Company had a liability for accrued interest and penalties related to the unrecognized tax benefits of $738,000. During the three and nine months ended March 31, 2012, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

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

The Company is currently under audit by the Internal Revenue Service, but does not expect the outcome of these examinations will have a material impact on its financial position, results of operations or liquidity in the next 12 months.

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

Purchase Commitments — In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2014. As of March 31, 2012, these remaining non-cancellable commitments were $438,139,000, which will be paid through March 2014.

Included in the above non-cancellable commitments, is hard disk drive purchase commitment totaling approximately $276,325,000, which will be paid though March 2014. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and allow the Company to purchase these components at market-competitive rates. Product mix for these components may be negotiated quarterly.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2012 and 2011, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales:
United States	$135,632	$125,488	$431,422	$385,194
Europe	55,347	54,727	159,495	157,987
Asia	43,486	46,617	127,640	116,712
Other	5,713	7,456	19,421	22,386

	$240,178	$234,288	$737,978	$682,279

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	March 31, 2012	June 30, 2011
Long-lived assets:
United States	$62,217	$59,531
Asia	33,613	14,382
Europe	471	525

	$96,301	$74,438

The following is a summary of net sales by product type (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011
	Amount	Percent of Revenues	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$116,420	48.5%	$74,613	31.8%	$324,000	43.9%	$246,094	36.1%
Subsystems and accessories	123,758	51.5%	159,675	68.2%	413,978	56.1%	436,185	63.9%

Total	$240,178	100.0%	$234,288	100.0%	$737,978	100.0%	$682,279	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales in the three and nine months ended March 31, 2012 and 2011. One customer accounted for 11.5% of the Company’s accounts receivable as of March 31, 2012 and no customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2011.

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

Overview

We are a global leader in server technology and green computing innovation. We develop and provide high performance server solutions based on an innovative, modular and open-standard architecture. Our solutions include a range of complete rackmount, workstation, storage, graphic processing unit and blade server systems, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $116.4 million and $324.0 million for the three and nine months ended March 31, 2012, respectively, and $74.6 million and $246.1 million for the three and nine months ended March 31, 2011, respectively. Net sales of subsystems and accessories were $123.8 million and $414.0 million for the three and nine months ended March 31, 2012, respectively, and $159.7 million and $436.2 million for the three and nine months ended March 31, 2011, respectively. The increase in our net sales in the three and nine months ended March 31, 2012 compared with the three and nine months ended March 31, 2011 was primarily due to increased sales in server solutions including rack, storage and SuperBlade solutions. However, our net sales in the quarter ended March 31, 2012 continued to be adversely impacted by the disruption in the hard disk drive supply chain as a result of the flooding in Thailand.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $240.2 million and $738.0 million for the three and nine months ended March 31, 2012, respectively, and $234.3 million and $682.3 million for the three and nine months ended March 31, 2011, respectively. Our net income was $7.1 million and $24.3 million for the three and nine months ended March 31, 2012, respectively, and $10.7 million and $29.5 million for the three and nine months ended March 31, 2011, respectively. Our decrease in profitability in the three and nine months ended March 31, 2012 was primarily attributable to higher operating expenses in research and development costs incurred in advance of upcoming product launches and costs related to expansion of our operations overseas and in the Unites States which was offset in part by an increase in our gross profit resulting primarily from an increase in our net sales of server solutions which typically have higher margins.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived approximately 52.6% and 54.8% of our net sales from products sold to distributors and 47.4% and 45.2% from sales to OEMs and to end customers for the three and nine months ended March 31, 2012, and 60.5% and 58.0% of our net sales from products sold to distributors, and 39.5% and 42.0% from sales to OEMs and to end customers for the three and nine months ended March 31, 2011, respectively. None of our customers accounted for 10% or more of our net sales in the three and nine months ended March 31, 2012 and 2011. We derived approximately 56.5% and 58.5% of our net sales from customers in the United States for the three and nine months ended March 31, 2012, respectively, and approximately 53.6% and 56.5% of our net sales from customers in the United States for the three and nine months ended March 31, 2011, respectively. We derived approximately 43.5% and 41.5% of our net sales from customers outside the United States for the three and nine months ended March 31, 2012, respectively, and approximately 46.4% and 43.5% of our net sales from customers outside the United States for the three and nine months ended March 31, 2011, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented approximately 7.2% and 6.4% of our net sales for the three and nine months ended March 31, 2012, respectively, and approximately 5.2% and 5.1% of our net sales for the three and nine months ended March 31, 2011.

We use several suppliers and contract manufacturers to design and manufacture subsystems and accessories in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2011, we continued to invest in expanding our operations both in San Jose, California and at our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers and we plan to continue expanding our overseas manufacturing capacity primarily in Taiwan through fiscal year 2012. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and nine months ended March 31, 2012, our purchases from Ablecom represented approximately 20.1% and 18.8% of our cost of sales, respectively, compared to approximately 20.3% and 21.5% of our cost of sales for the three and nine months ended March 31, 2011, respectively. The decrease in percentage of cost of sales in the three and nine months ended March 31, 2012 was primarily related to server systems sales composing a higher percentage of our net sales and a change in product mix which resulted in a higher percentage of server subsystems and accessories being purchased from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S., Europe and Taiwan. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the third quarter of fiscal year 2012:

•

Net cash generated from (used in) operating activities was $(17.9) million and $19.0 million during the three and nine months ended March 31, 2012, respectively, and $(22.7) million and $(1.8) million during the three and nine months ended March 31, 2011, respectively. Our cash and cash equivalents, together with our investments, were $92.2 million at the end of the third quarter of fiscal year 2012, compared with $75.2 million at the end of fiscal year 2011. The increase in our cash and cash equivalents, together with our investments at March 31, 2012 as compared to June 30, 2011 was primarily due to an increase in cash provided by operating activities and financing activities, offset in part by an increase in cash used in investing activities.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the third quarter of fiscal year 2012 was 35 days, compared with 30 days at the end of fiscal year 2011.

•

Our inventory balance was $228.9 million at the end of the third quarter of fiscal year 2012, compared with $192.7 million at the end of fiscal year 2011. Days sales of inventory (“DSI”) at the end of the third quarter of fiscal year 2012 was 97 days, compared with 75 days at the end of fiscal year 2011. The increase in our inventory balance at the end of the third quarter of fiscal year 2012 was in part due to lower growth in net sales in the third quarter of fiscal year 2012 and in part due to our increase in new products relating to the Sandy Bridge processors launched by Intel in the third quarter of fiscal year 2012.

•

Our purchase commitments with contract manufacturers and suppliers were $438.1 million at the end of the third quarter of fiscal year 2012 and $91.8 million at the end of fiscal year 2011. In the first quarter of fiscal year 2012, several regions of Thailand experienced severe flooding, causing damage to infrastructure and factories that have significantly impacted the hard disk drive supply chain. During the second and third quarters of fiscal year 2012, we prioritized used of our hard drives inventory to our complete integrated-high-end servers solutions, which increased profitability in our sales of server solutions. In the third quarter of fiscal year 2012, we entered into purchase agreements with selected hard disk drive suppliers to ensure continuity of supply for these components. We expect the impact of the hard disk drive situation to improve as we move through the fourth quarter of fiscal year 2012 and fiscal year 2013 and 2014. See “Liquidity and Capital Resources—Contractual Obligations” for more information about our purchase commitments.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At March 31, 2012 and June 30, 2011, we had deferred revenue of $1.3 million and $2.4 million and related deferred product costs of $1.1 million and $1.9 million, respectively, related to shipments to customers pending acceptances.

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

Impairment of long-term investments. Impairment of long-term investments relates to the unrealized loss on the carrying value of our investments in auction rate securities; such securities were rated AAA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and exposure of these securities to the financial condition of bond insurance companies. We have received all interest payments due on these instruments on a timely basis. Each of these securities has been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. When these securities lost the short-term liquidity previously provided by the auction processes, we reclassified these securities as long-term investments. For the securities with the stated maturity less than a year, the securities were classified as short-term available-for-sale investments. We have used a discounted cash flow model to estimate the fair value of these investments as of March 31, 2012 and June 30, 2011. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated period to liquidity. The fair value of our investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. The accumulated unrealized loss as of March 31, 2012 and June 30, 2011 was $0.1 million and $0.2 million, net of deferred income taxes, on the securities, respectively. We deem this loss to be temporary as we determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until recovery of cost.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $5.1 million and $4.7 million as of March 31, 2012 and June 30, 2011. The provision for warranty reserve was $3.2 million and $8.3 million in the three and nine months ended March 31, 2012, respectively, and $2.2 million and $7.0 million in the three and nine months ended March 31, 2011, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was an increase of $0.3 million in the three and nine months ended March 31, 2012, respectively, and a decrease of $0.2 million and $0.8 million in the three and nine months ended March 31, 2011, respectively. As a result of our increase in warranty claims and cost of servicing warranty claims in the three and nine months ended March 31, 2012, the provision for warranty reserve increased $1.0 million and $1.3 million compared to the three and nine months ended March 31, 2011. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold given the estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $1.8 million and $5.7 million in the three and nine months ended March 31, 2012, respectively, and $1.1 million and $1.6 million in the three and nine months ended March 31, 2011, respectively.

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

We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. See Note 10 of Notes to Condensed Consolidated Financial Statements for the impact on our condensed consolidated financial statements.

Stock-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Compensation expense was $2.6 million and $7.4 million for the three and nine months ended March 31, 2012, respectively, and $2.1 million and $5.7 million for the three and nine months ended March 31, 2011, respectively.

As of March 31, 2012, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted to employees and non-employee directors, was $21.3 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.42 years. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.0	83.8	83.3	83.7

Gross profit	17.0	16.2	16.7	16.3

Operating expenses:
Research and development	7.2	5.2	6.4	5.1
Sales and marketing	3.4	2.8	3.2	2.9
General and administrative	2.4	1.7	2.1	1.8

Total operating expenses	13.0	9.7	11.7	9.8

Income from operations	4.0	6.5	5.0	6.5
Interest and other income, net	—	—	—	—
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)

Income before income tax provision	3.9	6.4	4.9	6.4
Income tax provision	1.0	1.8	1.6	2.1

Net income	2.9%	4.6%	3.3%	4.3%

Comparison of Three Months Ended March 31, 2012 and 2011

Net sales. Net sales increased by $5.9 million, or 2.5%, to $240.2 million from $234.3 million, for the three months ended March 31, 2012 and 2011, respectively. This increase was due primarily to an increase in the average selling price of our server systems and an increase in unit volumes of our server systems. However, our net sales in the quarter ended March 31, 2012 continued to be impacted by the disruption in the hard disk drive supply as a result of the flooding in Thailand.

For the three months ended March 31, 2012, the number of server system units sold increased 7.5% to 57,000 compared to 53,000 for the three months ended March 31, 2011. The average selling price of server system units increased 42.9% to approximately $2,000 in the three months ended March 31, 2012 compared to approximately $1,400 in the three months ended March 31, 2011. The average selling prices of our server systems increased primarily due to higher average selling prices of complete integrated-high-end servers solutions, rack solutions and SuperBlades to OEM and end customers and an increase in average selling prices of hard disk drives caused by the flooding in Thailand. Sales of server systems increased by $41.8 million or 56.0% from the three months ended March 31, 2011 to the three months ended March 31, 2012, primarily due to higher sales of complete integrated-high-end servers solutions to OEM and end customers and higher sales of SuperBlades, rack and storage solutions. Sales of server systems represented 48.5% of our net sales for the three months ended March 31, 2012 as compared to 31.8% of our net sales for the three months ended March 31, 2011.

For the three months ended March 31, 2012, the number of subsystems and accessories units sold increased 5.4% to 1,212,000 compared to 1,150,000 for the three months ended March 31, 2011. Revenue from subsystems and accessories decreased by $35.9 million or 22.5% from the three months ended March 31, 2011 to the three months ended March 31, 2012, primarily related to lower sales of subsystems and accessories that have higher average selling prices, such as memory and serverboards as a result of the flooding in Thailand and the effects on hard disk drive supply chain which prevented our system integrators from purchasing memory and serverboards and completing the final assembly of server solutions. Sales of subsystems and accessories represented 51.5% of our net sales for the three months ended March 31, 2012 as compared to 68.2% of our net sales for the three months ended March 31, 2011.

For the three months ended March 31, 2012 and 2011, we derived approximately 52.6% and 60.5%, respectively, of our net sales from products sold to distributors and we derived approximately 47.4% and 39.5%, respectively, from sales to OEMs and to end customers. For the three months ended March 31, 2012, customers in the United States, Europe, and Asia accounted for approximately 56.5%, 23.0% and 18.1%, of our net sales, respectively, as compared to 53.6%, 23.3% and 19.9%, respectively, for the three months ended March 31, 2011.

Cost of sales. Cost of sales increased by $3.0 million, or 1.5%, to $199.4 million from $196.4 million, for the three months ended March 31, 2012 and 2011, respectively. Cost of sales as a percentage of net sales was 83.0% and 83.8% for the three months ended March 31, 2012 and 2011, respectively. The decrease in cost of sales as a percentage of net sales was primarily due to an increase in net sales of server solutions which typically have higher margins. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $1.0 million in provision for warranty reserve, an increase of $0.7 million in provision for inventory reserve and an increase of $0.4 million in freight-in charges. In the three months ended March 31, 2012, we recorded a $3.2 million expense, or 1.3% of net sales, related to the provision for warranty reserve as compared to $2.2 million or 0.9% of net sales, in the three months ended March 31, 2011. The increase in the provision for warranty reserve was primarily due to higher warranty claims and higher cost of servicing warranty claims in the three months ended March 31, 2012. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or a change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or less than expected, our gross margin would be affected. In the three months ended March 31, 2012, we recorded a $1.8 million expense, or 0.7% of net sales, related to the inventory provision as compared to $1.1 million expense, or 0.5% of net sales, in the three months ended March 31, 2011. The increase in the inventory provision was primarily due to product transitions associated with the Sandy Bridge products launched in the quarter ended March 31, 2012.

Research and development expenses. Research and development expenses increased by $5.0 million, or 40.6%, to $17.2 million from $12.2 million for the three months ended March 31, 2012 and 2011, respectively. Research and development expenses were 7.2% and 5.2% of net sales for the three months ended March 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $3.5 million in compensation and benefits, including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives, such as preparing for Sandy Bridge launch which occurred on March 6, 2012 and a decrease of $0.2 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $1.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.6 million, or 25.0%, to $8.2 million from $6.5 million, for the three months ended March 31, 2012 and 2011, respectively. Sales and marketing expenses were 3.4% and 2.8% of net sales for the three months ended March 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $1.5 million in compensation and benefits resulting from growth in sales and marketing personnel and an increase of $0.2 million in trade show and travel expenses offset in part by an increase of $0.2 million in cooperative marketing funding from vendors.

Sales and marketing expenses include stock-based compensation expense of $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

General and administrative expenses. General and administrative expenses increased by $1.8 million, or 46.6%, to $5.8 million from $4.0 million, for the three months ended March 31, 2012 and 2011, respectively. General and administrative expenses were 2.4% and 1.7% of net sales for the three months ended March 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $0.7 million in compensation and benefits resulting from growth in general and administrative personnel, an increase of $0.2 million in audit and tax fees, an increase of $0.2 million in legal fees and a decrease of $0.2 million in rental income.

General and administrative expenses include stock-based compensation expense of $0.6 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Interest and other expense, net. Interest and other expense, net increased by $40,000, to $0.2 million of expense of which $0.2 million was interest expense for both three months ended March 31, 2012 and 2011.

Provision for income taxes. Provision for income taxes decreased $2.0 million, or 46.0% to $2.3 million from $4.3 million for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate was 24.8% and 28.8% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate of 24.8% is estimated to be lower than the federal statutory rate primarily due to increased benefit from the disqualified dispositions of incentive stock options, research and development tax credits, and foreign tax credits which were partially offset by the impact of state taxes and stock option expenses for the quarter ended March 31, 2012.

Comparison of Nine Months Ended March 31, 2012 and 2011

Net sales. Net sales increased by $55.7 million, or 8.2%, to $738.0 million from $682.3 million, for the nine months ended March 31, 2012 and 2011, respectively. This increase was due primarily to an increase in the average selling price of our server systems and an increase in unit volumes of our server systems. However, our net sales in the nine months ended March 31, 2012 were adversely impacted by the disruption in the hard disk drive supply chain as a result of the flooding in Thailand.

For the nine months ended March 31, 2012, the number of server system units sold increased 8.0% to 176,000 compared to 163,000 for the nine months ended March 31, 2011. The average selling price of server system units increased 20.0% to approximately $1,800 in the nine months ended March 31, 2012 compared to approximately $1,500 in the nine months ended March 31, 2011. The average selling prices of our server systems increased principally due to an increase in average selling prices of hard disk drives caused by the flooding in Thailand, higher average selling prices of complete integrated-high-end servers solutions to OEM and end customers, rack solutions and SuperBlades offset in part by declines in average selling prices of 6000 Series configuration of servers. Sales of server systems increased by $77.9 million or 31.7% from the nine months ended March 31, 2011 to the nine months ended March 31, 2012, primarily due to higher sales of complete integrated-high-end servers solutions to OEM and end customers and higher sales of rack, storage and SuperBlades solutions. Sales of server systems represented 43.9% of our net sales for the nine months ended March 31, 2012 as compared to 36.1% of our net sales for the nine months ended March 31, 2011.

For the nine months ended March 31, 2012, the number of subsystems and accessories units sold increased 29.8% to 3,183,000 compared to 2,453,000 for the nine months ended March 31, 2011. Revenue from subsystems and accessories decreased by $22.2 million or 5.1% from the nine months ended March 31, 2011 to the nine months ended March 31, 2012, primarily related to lower sales of subsystems and accessories that have higher average selling prices, such as memory and serverboards as a result of the flooding in Thailand and the effects on hard disk drive supply chain which prevented our system integrators from purchasing memory and serverboards and completing the final assembly of server solutions. Sales of subsystems and accessories represented 56.1% of our net sales for the nine months ended March 31, 2012 as compared to 63.9% of our net sales for the nine months ended March 31, 2011.

For the nine months ended March 31, 2012 and 2011, we derived approximately 54.8% and 58.0%, respectively, of our net sales from products sold to distributors and we derived approximately 45.2% and 42.0%, respectively, from sales to OEMs and to end customers. For the nine months ended March 31, 2012, customers in the United States, Europe, and Asia accounted for approximately 58.5%, 21.6% and 17.3%, of our net sales, respectively, as compared to 56.5%, 23.2% and 17.1%, respectively, for the nine months ended March 31, 2011.

Cost of sales. Cost of sales increased by $43.8 million, or 7.7%, to $615.0 million from $571.2 million, for the nine months ended March 31, 2012 and 2011, respectively. Cost of sales as a percentage of net sales was 83.3% and 83.7% for the nine months ended March 31, 2012 and 2011, respectively. The decrease in cost of sales as a percentage of net sales was primarily due to more favorable pricing associated with sales of hard disk drive inventory relating to the flooding in Thailand and an increase in net sales of server solutions which typically have higher margins. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $4.1 million in provision for inventory reserve and an increase of $1.3 million in provision for warranty reserve offset in part by a decrease of $0.6 million in freight-in charges. In the nine months ended March 31, 2012, we recorded a $8.3 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $7.0 million, or 1.0% of net sales, in the nine months ended March 31, 2011. The increase in the provision for warranty reserve was primarily due to higher warranty claims and higher cost of servicing warranty claims in the nine months ended March 31, 2012. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or a change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or less than expected, our gross margin would be affected. In the nine months ended March 31, 2012, we recorded a $5.7 million expense, or 0.8% of net sales, related to the inventory provision as compared to $1.6 million expense, or 0.2% of net sales, in the nine months ended March 31, 2011. The increase in the inventory provision was primarily for older products as a result of product transitions.

Research and development expenses. Research and development expenses increased by $11.7 million, or 33.5%, to $46.6 million from $34.9 million for the nine months ended March 31, 2012 and 2011, respectively. Research and development expenses were 6.4% and 5.1% of net sales for the nine months ended March 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $8.6 million in compensation and benefits, including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives, an increase of $0.9 million in development costs associated with the Sandy Bridge launched in March 2012, a decrease of $0.6 million in non-recurring engineering funding from certain suppliers and customers and an increase of $0.5 million in computer and testing equipment expenses.

Research and development expenses include stock-based compensation expense of $4.0 million and $2.9 million for the nine months ended March 31, 2012 and 2011, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $4.5 million, or 23.0%, to $23.9 million from $19.4 million, for the nine months ended March 31, 2012 and 2011, respectively. Sales and marketing expenses were 3.2% and 2.9% of net sales for the nine months ended March 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $3.8 million in compensation and benefits resulting from growth in sales and marketing personnel, an increase of $0.4 million in freight out expenses and an increase of $0.3 million in trade show and travel expenses.

Sales and marketing expenses include stock-based compensation expense of $1.0 million and $0.8 million for the nine months ended March 31, 2012 and 2011, respectively.

General and administrative expenses. General and administrative expenses increased by $3.0 million, or 23.8%, to $15.6 million from $12.6 million, for the nine months ended March 31, 2012 and 2011, respectively. General and administrative expenses were 2.1% and 1.8% of net sales for the nine months ended March 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $1.7 million in compensation and benefits resulting from growth in general and administrative personnel, an increase of $0.6 million in audit and tax expenses, an increase of $0.4 million in moving expense, an increase of $0.5 million in foreign currency loss offset in part by a decrease of $0.4 million in bad debt expense.

General and administrative expenses include stock-based compensation expense of $1.8 million and $1.5 million for the nine months ended March 31, 2012 and 2011, respectively.

Interest and other expense, net. Interest and other expense, net changed by $0.1 million, to $0.5 million of expense from $0.4 million of expense, for the nine months ended March 31, 2012 compared to the same period in 2011, respectively, of which $0.6 million and $0.5 million was interest expense for the nine months ended March 31, 2012 and 2011, respectively.

Provision for income taxes. Provision for income taxes decreased $2.2 million, or 15.6% to $12.0 million from $14.2 million for the nine months ended March 31, 2012 and 2011, respectively. The effective tax rate was 33.0% and 32.5% for the nine months ended March 31, 2012 and 2011, respectively. The effective tax rate of 33.0% is estimated to be lower than the federal statutory rate primarily due to the impact of state taxes, stock option expenses, and the expiration of federal research & development tax credits on December 31, 2011.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have from time to time utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash, cash equivalents and short-term investments were $88.9 million and $70.0 million as of March 31, 2012 and June 30, 2011, respectively.

Operating Activities. Net cash provided by (used in) operating activities was $19.0 million and $(1.8) million for the nine months ended March 31, 2012 and 2011, respectively. Net cash provided by our operating activities for the nine months ended March 31, 2012 consisted of our net income of $24.3 million, an increase in accounts payable of $29.4 million, stock-based compensation expense of $7.4 million, an increase in income tax payable/receivable, net of $6.7 million, a provision for inventory of $5.7 million, an allowance for sales returns of $5.6 million, depreciation expense of $5.1 million and an increase in accrued liabilities of $3.3 million, which was offset in part by an increase in inventory of $41.9 million, an increase in accounts receivable of $21.8 million and excess tax benefits from stock-based compensation of $1.9 million.

Net cash used in our operating activities for the nine months ended March 31, 2011 consisted of an increase in inventory of $71.6 million, an increase in accounts receivable of $11.2 million, excess tax benefits from stock-based compensation of $1.8 million, which was substantially offset by our net income of $29.5 million, an increase in accounts payable of $32.8 million, stock-based compensation expense of $5.7 million, depreciation expense of $4.0 million, an allowance for sales returns of $3.8 million and an increase in accrued liabilities of $3.8 million.

The increase in inventory for the nine months ended March 31, 2012 was in part due to a lower growth in net sales in the third quarter of fiscal year 2012 as a result of the flooding in Thailand and the effects on our hard disk drive supply chain which prevented us from achieving a higher growth in net sales and in part due to our increase in new product purchases relating to the Sandy Bridge products launched in the quarter ended March 31, 2012. The increase for the nine months ended March 31, 2012 in accounts receivable was primarily due to higher net sales in March 2012 to customers with net payment terms. The increase for the nine months ended March 31, 2012 in accounts payable was primarily due to timing of payments to our vendors. We anticipate that our accounts receivable, sales returns, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business as we will begin to purchase more inventory to support the increase in final test and assembly capabilities in our facility in Taiwan.

The increase for the nine months ended March 31, 2011 in accounts receivable was primarily due to higher net sales during the nine months ended March 31, 2011. The increase for the nine months ended March 31, 2011 in inventory, accounts payable and accrued liabilities was in part due to an increase in demand for our products resulting from a recovering economy, in part to support our growth and in part due to our increasing manufacturing activities in the Netherlands and Taiwan. The increase for the nine months ended March 31, 2011 in inventory, accounts payable and accrued liabilities was also in part due to additional purchases of system accessories to minimize risk of supply chain disruption by the earthquake in Japan.

Investing activities. Net cash used in our investing activities was $16.8 million and $18.4 million for the nine months ended March 31, 2012 and 2011, respectively. In the nine months ended March 31, 2012, $18.8 million was related to the purchase of property, plant and equipment net of land deposit refund primarily related to the construction of facilities in Taiwan and the headquarters office expansion in San Jose, California. The purchase price and the title on the land in Taiwan, consisting of approximately 2.2 acres, was finalized and closed in December 2011. We also completed the construction of facilities in Taiwan and the headquarters expansion in San Jose, California in December 2011. This was offset by the redemption at par of investments in auction rate securities of $2.1 million. In the nine months ended March 31, 2011, $10.6 million was related to the purchase of property, plant and equipment including $6.1 million related to the land purchased in Taiwan in August 2010 and $9.0 million was related to a deposit for land in Taiwan that is adjacent to the land that was purchased in August 2010. This was offset by the redemption at par of investment in auction rate securities of $1.3 million in the nine months ended March 31, 2011.

Financing activities. Net cash provided by our financing activities was $16.3 million and $15.6 million for the nine months ended March 31, 2012 and 2011, respectively. In the nine months ended March 31, 2012 and 2011, $7.7 million and $6.0 million was related to the proceeds from the exercise of stock options, respectively. We withheld shares and paid the minimum tax withholding on behalf of two executive officers and an employee for their restricted stock awards of $1.1 million million and $1.4 million for the nine months ended March 31, 2012 and 2011, respectively. During the nine months ended March 31, 2012, we obtained a new term loan of $14.0 million from Bank of America, N.A., borrowed $18.7 million of our revolving line of credits and repaid $24.7 million in loans. During the nine months ended March 31, 2011, we obtained a new term loan of $13.9 million from Wells Fargo Bank, borrowed $9.7 million of the line of credit and repaid $14.0 million in loans. In the nine months ended March 31, 2012 and 2011, excess tax benefits from stock-based compensation were $1.9 million and $1.8 million, respectively.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Line of Credits and Term Loans

In June 2010, we obtained a revolving line of credit totaling $25.0 million from Bank of America that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. In June 2010, we used $18.6 million of the line of credit to purchase three buildings in San Jose, California. In December 2010, we repaid $13.9 million of the line of credit by obtaining a term loan for the same amount from Wells Fargo Bank and the remaining $4.7 million of the line of credit has been extended to be repaid by June 15, 2013. In October 2011, we paid off $13.4 million of the outstanding term loan with Wells Fargo Bank with no prepayment penalty.

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

In October 2011, we entered into a second amendment to our credit agreement with Bank of America which provided for (i) a $40.0 million revolving line of credit facility that replaced the existing $25.0 million revolving line of credit and (ii) a five-year $14.0 million term loan facility to pay off the outstanding term loan of $13.4 million. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.24% at March 31, 2012. In the second and third quarter of fiscal year 2012, we drew an additional $4.0 million and $1.7 million from the revolving line of credit for the construction of facilities and expansion of our business operations in Taiwan, respectively. The interest rates for these loans ranged from 1.49% to 1.74% and 1.64% at March 31, 2012 and June 30, 2011, respectively.

In October 2011, we also obtained an unsecured revolving line of credit from China Trust Bank totaling $11.2 million that matures on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which is adjusted monthly. In the second quarter of fiscal year 2012, we drew $9.9 million from this revolving line of credit to repay $9.9 million of the revolving line of credit to Bank of America. The interest rate for the borrowing under this line of credit was 1.31% per annum at March 31, 2012.

As of March 31, 2012, the total outstanding borrowings under the Bank of America term loan was $12.8 million. The total outstanding borrowings under the Bank of America line of credit was $13.1 million and $14.6 million as of March 31, 2012 and June 30, 2011, respectively. The total outstanding borrowings under the China Trust Bank line of credit was $10.1 million as of March 31, 2012. As of March 31, 2012 and June 30, 2011, the total outstanding borrowing under these loans was $36.1 million and $28.2 million, respectively. As of March 31, 2012, the unused revolving line of credit under Bank of America was $26.9 million and under China Trust Bank was $1.0 million.

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

As of March 31, 2012 and June 30, 2011, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit with Bank of America were $530.0 million and $446.3 million, respectively. As of March 31, 2012, total assets collateralizing the term loan were $18.1 million. As of March 31, 2012, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

The credit agreement with China Trust Bank requires the Company to guarantee the revolving line of credit for its subsidiary in Taiwan. There is no other collateral or financial covenant associated with the revolving line of credit with China Trust Bank.

Contract Manufacturers

For the three and nine months ended March 31, 2012, we paid our contract manufacturers within 35 to 76 days of invoice and Ablecom between 42 and 90 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of March 31, 2012 and June 30, 2011 amounts owed to Ablecom by us were approximately $29.7 million and $34.2 million, respectively.

Auction Rate Securities Valuation

As of March 31, 2012, we held $3.3 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at March 31, 2012. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2012, $3.3 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at March 31, 2012, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. During the three and nine months ended March 31, 2012, $0.4 million and $2.1 million of auction rate securities were redeemed at par, respectively, and $0 and $1.3 million were redeemed at par during the three and nine months ended March 31, 2011, respectively.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2012:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,860	$4,957	$1,592	$—	$9,409
Capital leases, including interest	40	24	2	—	66
Short-term/long-term debt, including interest (1)	13,144	19,010	4,500	—	36,654
License arrangements	853	797	—	—	1,650
Purchase commitments (2)	284,839	153,300	—	—	438,139

Total	$301,736	$178,088	$6,094	$—	$485,918

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at March 31, 2012.
(2)	Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations increased from $119.5 million at December 31, 2011 to $438.1 million at March 31, 2012 was primarily attributable to our entry into purchase agreements with selected suppliers of hard disk drives in the three months ended March 31, 2012 in order to ensure continuity of supply for these components following disruption of the hard disk drive supply chain as a result of severe flooding in Thailand during the first quarter of fiscal year 2012. The agreements provide for some variation in the amount of units we are required to purchase and allow us to purchase these components at market-competitive rates. Product mix for these components may be negotiated quarterly. The hard disk drive purchase commitments totaled approximately $276.3 million as of March 31, 2012 and will be paid through March 2014.

The table above excludes liabilities for deferred revenue for warranty services of $3.2 million and unrecognized tax benefits and related interest and penalties accrual of $8.2 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2012, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving line of credits. The interest rates for the term loan and the revolving line of credits ranged from 1.31% to 1.74% at March 31, 2012 and 1.64% to 2.14% at June 30, 2011, respectively. Based on the outstanding principal indebtedness of $36.1 million under our credit facilities as of March 31, 2012, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of March 31, 2012, we held approximately $3.3 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed-end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at March 31, 2012. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2012, $3.3 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at March 31, 2012, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and nine months ended March 31, 2012, approximately $0.4 million and $2.1 million of auction rate securities were redeemed at par, respectively, and approximately $0 and $1.3 million were redeemed at par during the three and nine months ended March 31, 2011, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2012, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2012 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. We have borrowing arrangements in New Taiwanese Dollar, which will expose us to foreign currency exchange rate fluctuation risk. Further, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts are maintained in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain was approximately zero and $0.1 million for the three and nine months ended March 31, 2012, respectively, and $0.2 million and $0.6 million for the three and nine months ended March 31, 2011, respectively.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been involved in various legal proceedings arising from the normal course of business activities. We defend ourselves vigorously against any such claims. In management’s opinion, the resolution of any pending matters will not have a material adverse effect on our condensed consolidated financial condition, results of operations, or liquidity.

Item 1a.	Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2011 have not materially changed except for the addition of a new disclosure regarding risks related to the impact on our results of operations of floods in Thailand and the removal of disclosure regarding the impact of the earthquake and tsunami in Japan on our results of operations. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

In particular, our results of operations in upcoming quarters may be impacted by the continuation of disruptions to global supply chains that as a result of the flooding that occurred in Thailand in 2011.

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

The 2011 floods in Thailand have disrupted the global supply chain for hard disk drives manufactured in Thailand, some of which are incorporated in our products or included in the end user products of our customers. A recovery for the supply chain disruptions for hard disk drives could take several quarters. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Thailand have and may continue to negatively impact the demand for our products or our ability to supply products, including, for example, if we were unable to obtain sufficient supply of hard disk drives required for our products or if our customers were unable to obtain sufficient supply of hard disk drives required for their end products.

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

Over time we expect to continue to make investments to pursue new customers and expand our product offerings to grow our business rapidly. In connection with this growth, we expect that our annual operating expenses will increase significantly as we invest in sales and marketing, research and development, manufacturing and production infrastructure, and strengthen customer service and support resources for our customers. Our failure to expand operational and financial systems timely or efficiently could result in additional operating inefficiencies, which could increase our costs and expenses more than we had planned and prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

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

We are in the process of planning for the implementation of a new enterprise resource planning, or ERP, system. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any disruptions, delays or deficiencies in the design and implementation of a revised or new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop new products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 52.6% and 54.8% of our net sales in the three and nine months ended March 31, 2012 and 60.5% and 58.0% of our net sales in the three and nine months ended March 31, 2011, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components. For example, we were unable to fulfill certain orders at the end of the quarter ended June 30, 2010 due to component shortages. Likewise, our net sales for the quarter ended December 31, 2011 and March 31, 2012 were adversely impacted by disk drive shortages resulting from the flooding in Thailand. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

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

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and nine months ended March 31, 2012, we recorded inventory write-downs charged to cost of sales of $1.8 million and $5.7 million, respectively, and $1.1 million and $1.6 million for the three and nine months ended March 31, 2011, respectively, for excess and obsolete inventory. For additional information regarding customer return rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 20.1% and 18.8% of our cost of sales for the three and nine months ended March 31, 2012, respectively, and 20.3% and 21.5% of our cost of sales for the three and nine months ended March 31, 2011, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past filed claims or sent us correspondence regarding their intellectual property and in the future we may be subject to claims that our products infringe or violate third parties’ intellectual property rights. In addition, increasingly non-operating companies are purchasing patents and bringing claims against technology companies. We settled one claim in fiscal year 2011. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

As of March 31, 2012, we held $3.3 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed-end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated AAA or CAA3 at March 31, 2012. These auction rate preferred shares have no stated maturity date and the stated maturity dates for these auction rate student loans range from 2035 to 2040.

Based on our assessment of fair value at March 31, 2012, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2012, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2012 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. All of our shares are eligible for sale in the public market, including 11.4 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 10.9 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of April 26, 2012, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 32.4% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits.

31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of Howard Hideshima, Chief Financial Officer and Secretary of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date: May 7, 2012	/S/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 7, 2012	/S/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)