Form 10-K
period 2012-06-30
Super Micro Computer, Inc.
filed 2012-09-13
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 205
__________________________________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33383
__________________________________________________________________________
Super Micro Computer, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0353939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
980 Rock Avenue
San Jose, CA 95131
(Address of principal executive offices, including zip code)
(408) 503-8000
(Registrant’s telephone number, including area code)
__________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2011, as reported by the Nasdaq Global Market, was approximately $463,910,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 28, 2012 there were 41,654,183 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.
DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

PART I

Item 1.        Business

Overview

We are a global leader in high-performance, high-efficiency server technology and green computing innovation. We develop and provide end-to-end green computing solutions for Enterprise IT, Datacenter, Cloud Computing, High Performance Computing, or HPC, and Embedded Systems worldwide. Our solutions include a range of complete rackmount, workstation, blade, storage, graphic processing unit, or GPU, systems, networking devises and full rack solutions, as well as subsystems and accessories which can be used by distributors, original equipment manufacturers, or OEMs, and end customers to assemble server systems. We offer our clients a high degree of flexibility and customization by providing what we believe to be the industry’s broadest array of servers, server subsystems and accessories, which are interoperable and can be configured to create complete server systems. Our server systems, subsystems and accessories are architected to provide high levels of reliability, quality and scalability, thereby enabling benefits in the areas of performance, thermal management, power efficiency and total cost of ownership. Our solutions are based on open standard components, such as processors from Intel, AMD and Nvidia and can utilize both the Linux and Windows operating systems.

We perform the majority of our research and development efforts in-house, which increases the communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard materials to develop proprietary components, such as serverboards, chassis, power supplies and networking / storage devices. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver application-optimized solutions based upon customers’ application requirements. As of June 30, 2012, we offered over 6,800 SKUs, including SKUs for rackmount and blade server systems, serverboards, chassis and power supplies and other system accessories.

We conduct our operations principally from our headquarters in California and subsidiaries in the Netherlands and Taiwan. We sell our server systems and server subsystems and accessories primarily through distributors, which include value added resellers and system integrators, and to a lesser extent to OEMs as well as through our direct sales force. During fiscal year 2012, our products were purchased by over 700 customers, most of which are distributors in 89 countries. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2012, 2011 and 2010, our net sales were $1,013.9 million, $942.6 million and $721.4 million, respectively, and our net income was $29.9 million, $40.2 million and $26.9 million, respectively.

Industry Background

Evolution of Open Systems and Scale-out Computing

Computing architectures are continuing to evolve to meet the rapidly growing demand for computing capacity. Businesses are building upon modular and open systems to create what are commonly referred to as scale-out computing architectures. These scale-out architectures typically consist of open standard components that are configured into modular computing systems and organized into clustered or rackmount server configurations. These systems are designed to comply with a set of industry standard specifications that are referred to as Server System Infrastructure, or SSI. SSI is also an industry standard organization, which defines server specification standards. We actively participate in the SSI organization and have a representative on the board of directors. Our development methodology for servers is not only to comply with the SSI standards but also to focus on the superset of SSI (which we call Super-SSI), in order that our products accommodate our own proprietary design as well as comply with SSI standards. Scale-out computing enables businesses to add computing capacity incrementally as their needs arise without significantly disrupting existing systems, providing greater flexibility and scalability and improving total cost of ownership over earlier generations of server systems.

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

Flexible and Customizable Server Solutions

We provide flexible and customizable server solutions to address the specific application needs of our customers. Our design principles allow us to aggregate industry standard materials to develop proprietary subsystems and accessories, such as serverboards, chassis and power supplies to deliver a broad range of products with superior features. Each subsystem and accessory is built to be backward compatible. We believe this building block approach allows us to provide a broad range of SKUs. As of June 30, 2012, we offered over 6,800 SKUs, including SKUs for rackmount and blade server systems, serverboards, chassis and power supplies and other system accessories.

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

High Density Servers

Our servers are designed to enable customers to maximize computing power while minimizing the physical space utilized. We offer server systems with twice the density of conventional solutions, which allows our customers to efficiently deploy our server systems in scale-out configurations. Through our proprietary technology, we can offer significantly more memory and expansion slots than traditional server systems with a comparable server form factor. In addition, we offer systems in a 1U configuration with features and capabilities generally offered by competitors only in a server with room for two racks or shelves, or a 2U server, configuration. For example, our “1U Twin” system contains two full feature dual processor, or DP, compute nodes in a 1U chassis. We also offer systems in a 2U configuration with features and capabilities generally offered by competitors only in a server with room for four racks or shelves, or a 4U server, configuration. For example, our “2U Twin2” system contains four full feature DP compute nodes in a 2U chassis which are designed to address the ever-increasing efficiency, density and low total cost of ownership demands of today’s high performance computing clusters and data centers. Our “2U Twin3" system contains eight full feature DP compute nodes in a 2U chassis which are designed to optimize for high-density and low-power environments. In addition, our MicroCloud, an 8-node system within a 3U enclosure provides a compelling, cost-effective solution for hosting, searching, or cloud computing applications. In June 2012, we launched our "FatTwin" solutions. The first two configurations contain eight or four full feature DP hot-pluggable compute nodes in a 4U server. The 8-node configuration provides high density and computing power for those compute-demanding applications, while the 4-node configuration offers up to 8 hot-pluggable 3.5" HDDs per U for those applications that require high storage capacity within a compact setting. FatTwin is designed to operate at high temperatures up to 47 degrees Celsius ambient and delivers the highest performance with the most energy efficient technologies and cooling designs currently available on the market.

Strategy

Our objective is to be the leading provider of application optimized, high performance server solutions worldwide. Key elements of our strategy include:

Maintain Our Time-to-Market Advantage

We believe one of our major competitive advantages is our ability to rapidly incorporate the latest computing innovations into our products. We intend to maintain our time-to-market advantage by continuing our investment in our research and development efforts to rapidly develop new proprietary server solutions based on industry standard components. We plan to continue to work closely with Intel, AMD and Nvidia, among others, to develop products that are compatible with the latest generation of industry standard technologies. We believe these efforts will allow us to continue to offer products that lead in price for performance as each generation of computing innovations becomes available.

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

Advanced Blade Server Technology

To meet the emerging demand for blade servers, we have developed and continued to improve our high-performance blade server solutions, called SuperBlades. Our SuperBlades are designed to share a common computing infrastructure, thereby saving additional space and power. Our SuperBlades are self-contained servers designed to achieve industry leading density and superior performance per square foot at a lower total cost of ownership. The SuperBlade’s enclosure provides power, cooling, networking, various interconnects and system-level management and supports both Intel Xeon and AMD Opteron processors. By creating a range of unique blade server offerings, we provide our customers with solutions that can be customized to fit their needs. In addition, the SuperBlade power supplies provide 94% gold level or above efficiency, which is currently considered the highest AC power supply efficiency in today's blade solutions providing extreme electricity cost saving. We believe that our SuperBlade server system provides industry leading density, memory expandability, reliability, price-to-performance per square foot and energy saving. We also offer our TwinBlade SuperBlade configuration which includes two dual processor blades into one slot. The TwinBlade with the most current Infiniband fourteen data rate (FDR) connection enables the new SuperBlade to achieve even higher performance, density and efficiency by doubling the number of dual-processor compute nodes per 7U enclosure from 10 to 20. In addition to its superior processing power, TwinBlade combines 94%+ power supply efficiency with our innovative and highly efficient thermal and cooling system designs making it the greenest, most power-saving blade solution available. Our GPU SuperBlade, which supports 20 GPUs in a single 7U blade enclosure, delivers maximum performance with the best CPU to GPU balance and optimized I/O.

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

Server Systems

We sell server systems in rackmount, standalone tower and blade form factors. We currently offer a complete range of server options with single, dual and quad CPU capability supporting Intel Pentium and Xeon multi-core architectures in 1U, 2U, 3U, 4U, tower and blade form factors. We also offer complete server systems based on AMD dual and quad Opteron in 1U, 2U, 4U and blade form factors. As of June 30, 2012, we offered over 1,600 different server systems. For each system, we offer multiple chassis designs and power supply options to best suit customer requirements. We also offer multiple configurations based on our latest generation systems with most comprehensive selections of chassis and serverboards. A majority of our most common systems are also available in minimum 1U or 1/2 depth form factors which are approximately one half of the size of standard sized rackmount servers.

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

D.
Intelligent Platform Management Interface: Monitors onboard instrumentation for server health and allows remote management and KVM over LAN for the entire network via a single keyboard, monitor and mouse.

E.
CPU: Programmable computer processing units that perform all server instruction and logic processing. Supermicro servers support Single, Dual, Quad, Eight Core or multi Core processors from both Intel and AMD.

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

Server System Model	CPU	Memory	Drive Bays	Form Factor	SKUs
5000 Series	Core 2 Duo, Core 2 Quad, Xeon, Core i7, Core i5, Core i3, E5-2600/1600, E3-1200, Atom, Celeron Pentium	Unbuffered DDR2/ DDR3/ ECC Registered DDR2/DDR3	1 to 8 drives	1U, 2U, Mid-tower	122 models
6000 Series	Dual Xeon (Dual/Quad/Six/Eight Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 16 drives	1U, 2U, 3U	299 models
7000 Series	Dual Xeon (Dual/Quad/Six/Eight Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 8 drives	4U, Tower	56 models
8000 Series	Quad Xeon (Quad/Six/Eight/Ten Core), MP Xeon (Quad/Six/Eight Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 6 drives	1U, 2U, 4U, Tower	25 models
1000 Series	Dual Xeon (Dual/Quad/Six/Eight Core), Dual/Quad Opteron (Dual/Quad/Six/Eight/ Twelve Core)	ECC Registered DDR2/DDR3, FB-DIMM DDR2/DDR3	1 to 8 drives	1U	105 models
2000 Series	Dual Xeon (Dual/Quad/Six/Eight Core), Dual/MP Opteron (Dual/Quad/Six/Eight/Twelve Core)	ECC Registered DDR2/DDR3	1 to 6 drives	2U	99 models
4000 Series	Dual/Quad/MP Opteron (Dual/Quad/Six/Eight/Twelve Core)	ECC Registered DDR2/DDR3	1 to 8 drives	4U, Tower, Mid- tower	17 models
SuperBlade	Dual Xeon (Quad/Six/Eight Core), Dual/Quad/MP Opteron (Quad Core/ Six/Eight/Twelve Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 6 drives	Blade	87 models
SuperRack	Dual Xeon (Dual/Quad/Six/Eight Core), Quad Xeon (Quad/Six/Eight/Ten Core), MP Xeon (Quad/Six/Eight Core), Opteron (Quad/Six/Eight/Twelve Core)	FB-DIMM DDR2/DDR3, ECC Registered DDR2/DDR3	1 to 480 drives	14U, 42U, 47U, 48U	25 models
SuperStorage	Dual Xeon (Quad/Six/Eight Core)	ECC Registered DDR3	12 to 45 drives	2U, 3U, 4U	10 models

We offer a variety of server storage options depending upon the system, with disk drive alternatives including small computer system interface, serial advanced technology attachment, or SATA, SATAII, or SAS and SASII, Intelligent Drive Electronics, or IDE, and serial attached SCSI.

For our system management solutions, we offer Intelligent Platform Management Interface, or IPMI 2.0, which are sold as part of our server systems and as a standard for almost all our serverboards and server systems. The IPMI solutions provide remote access, system monitoring and administration functionality for our server platforms. Our system management solutions include key capabilities such as remote hardware status, failure notification, as well as the ability to power-cycle non-responsive servers and to manage the system through out-of-band network or KVM (keyboard, video and mouse) functionality over LAN. Our system management solutions enable server administrators to view a server’s hardware status remotely, receive an alarm automatically when a failure occurs, and power cycle a system that is non-responsive. As a part of the system management solution, our Intelligent Management module monitors onboard instrumentation such as temperature sensors, power status, voltages and fan speed, and provides remote power control capabilities to reboot and reset the server. It also includes remote access to the Basic Input/Output System, or BIOS, configuration and operating system console information. The monitoring and control functions work independently of the CPU because the system management is operated on a completely separate processor called Basedboard Management Controller, or BMC. Data center administrators can gain full remote access to control the BIOS, utilities, operating systems and software applications. In summary, our system management solutions include the following key features:

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

Furthermore, our system management software suite, Supermicro Server Management, or SSM, Power Management software NMView and High-Performance Computing and Datacenter, or HPC/DC, cluster toolset have been designed for server farm or datacenters' system administration and management. The SSM software provides the ability to manage large-scale servers and storage in an organization’s IT infrastructure. It includes optional modules as well as the capability of incorporating third-party plug-in software, which is connected within a common framework and enables communication between devices. The Power Management NMView is for reducing power consumption in a datacenter via power usage policy setting and power capping capability. The HPC/DC Toolset is designed specifically for HPC/DC cluster deployment and management. The Command Line Interface, or CLI, which utilizes the Linux operating system, provides a convenient working environment for our system integrator or the cluster administrator to deploy, configure, control, and manage the HPC cluster. Some of the features, such as changing BIOS setting, can be performed through BMC with IPMI commands. Our system management suite mentioned above can leverage the IPMI technology to integrate management functions.

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

The following table displays our serverboard offerings for X9 Sandy Bridge (Intel’s generation of Dual, Quad and Eight Core Xeon E3-1200/E5 2600 family support), X8 (Intel’s generation of QPI, Six and Eight Core, Dual and Quad Core Xeon 5600/5500/3600/3500 series), X7 (Intel’s generation of Dual and Quad Core Xeon 5000/5100 series), X6 (Intel’s 800Mhz Front Side Bus generation of Dual and Quad Xeon solutions) and H8 (AMD's generation of Six, Eight, Twelve, Sixteen, Dual and Quad Core Opteron 200, 800 and 6000 series). As of June 30, 2012, we offered more than 500 SKUs for serverboards.

Below is a table that summarizes the most common serverboard configurations purchased by our customers.

Serverboard Model	CPU	System Bus	Form Factor	Memory	SKUs
X9 Series	DP/UP Xeon (Dual/Quad/Eight Core)	QPI up to 8.0 GT/s	Twin, WIO, Advanced Technology Extended (ATX), Micro Advanced Technology Extended (MATX)	ECC Registered DDR3	89 models
X8 Series	Dual Xeon (Dual/Quad/Six Core), UP Xeon (Dual/Quad/Six Core), MP Xeon (Quad/Six/Eight Core)	QPI up to 6.4 GT/s	Twin, UIO, Extended ATX (EATX), ATX	ECC Registered DDR3	128 models
X7 Series	Dual Xeon (Dual/Quad Core), MP Xeon (Dual/Quad Core), Atom	1333/1066/800 MHz	ATX, EATX, Flex ATX (FATX)	Fully- Buffered DIMM DDR2	102 models
X6 Series	Dual/Quad Xeon	800 MHz	ATX, EATX	ECC Registered DDR2	29 models
C2, C7 Series	Pentium D (Dual/Quad/Six Core)	1333/1066/800 MHz	ATX, MATX	Unbuffered DDR2/DDR3	23 models
H8 Series	Dual/Quad/MP Opteron (Dual/Quad/Six/Eight/ Twelve/Sixteen Core)	Hypertransport/HT3	Twin, UIO, ATX, EATX	ECC Registered DDR2/ DDR3	97 models

Chassis and Power Supplies

Our chassis are designed to efficiently house our servers while maintaining interoperability, adhering to industry standards and increasing output efficiency through power supply design. We believe that our latest generation of power supplies achieves the maximum power efficiency available in the industry. In addition, we have developed a remote management system that offers the ability to stagger the startup of systems and reduce the aggregate power draw at system boot to allow customers to increase the number of systems attached to a power circuit. We design DC power solutions to be compatible with data centers that have AC, DC or AC and DC based power distribution infrastructures. We believe our unique power design technology reduces power consumption by increasing power efficiency up to 95%, which we believe is among the most efficient available in the industry. Our server chassis come with hot-plug, heavy-duty fans, fan speed control and an advanced air shroud design to maximize airflow redundancy. We have developed Battery Backup Power, or BBP, modules which provide the same dimension, output pin assignment and work with some existing AC hot swap redundant module models seamlessly. BBP can further increase datacenter power efficiency 5% to 15% by replacing existing datacenter UPS systems with BBP modules.

The table below depicts some of the most common chassis configurations purchased by our customers including the 500-series (front I/O options and space constrained environments), 800-series (most widely used for single, dual and quad processor servers and storage systems), 700-series (Tower, 4U rackmount servers and workstations), 900-series (for high-density storage applications) and 100/200-series (for 2.5” hard disk drives server and ultra high density storage) chassis products. These chassis solutions offer redundant power, hold swap power supply, redundant cooling fan options and high efficiency AC and DC power combinations. As of June 30, 2012, we offered more than 700 SKUs for chassis and power supplies.

Chassis Model	CPU Support	Expansions	Drive Bays	Power Supply	Form Factor	SKUs
SC100 Series	Xeon, Pentium, Opteron, Atom	Up to 5 slots	4 to 10 drives (2.5” HDD)	330W to 1800W – single/redundant	1U, Mini- 1U	38 models
SC200 Series	Xeon, Pentium, Opteron, Atom	Up to 7 slots	8 to 26 drives (2.5” HDD)	500W to 1800W – single/redundant	2U	32 models
SC500 Series	Xeon, Pentium, Opteron, Atom	Up to 7 slots	1 to 4 drives	200W to 600W	Mini-1U, 2U	47 models
SC700 Series	Xeon, Pentium, Opteron, Atom	Up to 11 slots	4 to 10 drives	300W to 1600W – single/redundant	4U, Tower, Mid-tower	98 models
SC800 Series	Xeon, Pentium, Opteron, Quad Processer, Atom	Up to 11 slots	2 to 45 drives	260W to 1800W – single/redundant	1U, 2U, 3U, 4U	332 models
SC900 Series	Xeon, Pentium, Opteron, Atom	Up to 8 slots	Up to 16 drives	550W to 1600W – single/redundant	3U, 4U, Tower	19 models

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disc drives that generally are third party developed and manufactured products that we resell without modification. As of June 30, 2012, we offered more than 4,000 SKUs for other system accessories.

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
Our advanced power supply solutions include volume shipments of the industry’s first and only currently available 1U chassis and servers with up to 95% power efficiency.

Our 1U Twin, 2U Twin, 2U Twin², 2U Twin3, TwinBlade and FatTwin product lines are optimized for density, performance and efficiency, and have been rapidly adopted by customers and other manufacturers. Our GPU optimized product line in 1U, 2U, 4U and blade platforms provides extreme performance in calculation intensive applications. Our Atom server line featuring low power, low noise and small form factor is optimized for embedded and server appliance applications. Our innovative double-sided storage provides high density with the ability of hot-plug from front and back sides. Our Super Storage Bridge Bay (SBB) is optimized for mission-critical, enterprise-level storage applications which can incorporate or bridge SATA, SAS, and FC storage solutions and provides hot-swappable canisters for all active components in the server.

We have developed standalone switch products, which include 1G Ethernet, 10G Ethernet, and Infiniband for rack-mount servers. These switch products not only help us to up-sell our server products, but also generate additional revenues.

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

Research and Development

We have over 19 years of research and development experience in server subsystems and accessories design and in recent years, have devoted additional resources to the design of server systems. Our engineering staff is responsible for the design, development, quality, documentation and release of our products. We continuously seek ways to optimize and improve the performance of our existing product portfolio and introduce new products to address market opportunities. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We are determined to continue to reduce our design and manufacturing costs and improve the performance, cost effectiveness and thermal and space efficiency of our solutions.

Over the years, our research and development team has focused on the development of new and enhanced products that can support emerging protocols while continuing to accommodate legacy technologies. Much of our research and development activity is focused on the new product cycles of leading chipset vendors. We work closely with Intel, AMD and Nvidia, among others, to develop products that are compatible with the latest generation of industry standard technologies under development. Our collaborative approach with the chipset vendors allows us to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their development teams to optimize chip performance and reduce system level issues. Similarly, we work very closely with our customers to identify their needs and develop our new product plans accordingly.

We believe that the combination of our focus on internal research and development activities, our close working relationships with chipset vendors and our modular design approach allow us to minimize time-to-market. Since 2007, we believe we were the first to introduce the following new technologies to the market:

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

•
Redundant BBP module design, using less than 1W at 99.9% power efficiency to maintain a full charge which provides maximum system protection against power disruption. It's ideal for environments with AC reliability issues or in need of backup power solutions;

•
The 4-way MP server design, supporting up to 4 CPUs with 8 or 6 cores, 1TB of memory, up to 8 PCI-E 3.0 and dual 1Gbe or 10GBase-T interconnectivity which makes it ideal for mission critical and data-intensive applications; and

•
FatTwin design, offering versatile configurations for HPC with multi-node models that support up to 135W processors, up to 8 hot-swap 3.5"HDDs in 1U and up to 8 dual-processor nodes in a standard 4U rackmount server while eliminating costly air-conditioning and cooling methods. With free-air cooling designs and an extreme operational temperatures up to 47 degrees Celsius ambient, it help Data Centers achieve the best power usage effectiveness.

As of June 30, 2012, we had 630 employees and 2 engineering consultants dedicated to research and development. Our total research and development expenses were $64.2 million, $48.1 million, and $37.4 million for fiscal years 2012, 2011 and 2010, respectively. The increase in our research and development expenses in fiscal year 2012 was primarily due to our growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan and an increase in development costs associated with the Sandy Bridge launched in March 2012.

Sales, Marketing and Customer Service

Our sales and marketing program is primarily focused on indirect sales channels. As of June 30, 2012, our sales and marketing organization consisted of 174 employees and 29 independent sales representatives in 16 locations worldwide.

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

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors and OEMs. Our international sales efforts are supported both by our international offices in the Netherlands and Taiwan as well as by our U.S. sales organization. Sales to customers located outside of the U.S. represented 41.8%, 41.7% and 39.9% of net sales in fiscal years 2012, 2011 and 2010, respectively.

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

Customers

For fiscal year 2012, our products were purchased by over 700 customers, most of which are distributors, in 89 countries. None of our customers accounted for 10% or more of our net sales in fiscal years 2012, 2011 and 2010. End users of our products span a broad range of industries.

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

For server systems, assembly, test and quality control are completed at our wholly-owned manufacturing facility in San Jose, California which Quality / Environmental Management System or, Q/EMS, has been ISO 9001:2000 certified since 2001, ISO 9001:2008 certified since 2012 and ISO 14001:2004 certified since 2009. In fiscal year 2010, we began server integration operations in our Netherlands and Taiwan facilities to be closer to our key international customers and to reduce costs of shipping our products to our customers. These facilities Q/EMS have also been ISO-9001:22008 certified and ISO 14001:2004 certified. In accordance with the ISO standard requirements, we require that our suppliers and contract manufacturers comply and provide ongoing reporting of their qualification programs regarding environmental awareness, quality control and inventory management. The assembly of our server system products involves integrating supplied materials and manufactured sub-assemblies into final products, which are configured and tested before being delivered to our customers.

We seek to maintain sufficient inventory such that most of our orders can be filled within 14 days. We monitor our inventory on a continuous basis in order to be able to meet customer orders and to avoid inventory obsolescence. Due to our modular designs, our inventory can generally be used with multiple different products, further reducing the risk of inventory write-downs.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. We compete primarily with large vendors of x86 general purpose servers and components. In addition, we also compete with a number of smaller vendors who specialize in the sale of server components and systems. We believe our principal competitors include:

•	Global technology vendors such as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Cisco and Intel;

•	Original Design Manufacturers, or ODMs, such as Quanta Computer, Inc.

The principal competitive factors in our market include the following:

•	first to market with new emerging technologies;

•	flexible and customizable products to fit customers’ objectives;

•	high product performance and reliability;

•	early identification of emerging opportunities;

•	cost-effectiveness;

•	interoperability of products;

•	scalability; and

•	localized and responsive customer support on a worldwide basis.

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

Employees

As of June 30, 2012, we employed 1,472 full time employees and 31 consultants, consisting of 630 employees in research and development, 174 employees in sales and marketing, 126 employees in general and administrative and 542 employees in manufacturing. Of these employees, 1,044 employees are based in our San Jose facility. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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
In particular, our results of operations in upcoming quarters may be impacted by the disruptions to global supply chains as a result of the flooding that occurred in Thailand in 2011.
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

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value.
We typically provide forward looking financial guidance when we announce our financial results from the prior quarter. We undertake no obligation to update such guidance at any time. From time to time in the past our financial results have failed to meet the guidance we provided. There are a number of reasons why we might fail to meet financial guidance and other expectations about our business, including, but not limited to, the factors described in the preceding Risk Factor. Given the inherent uncertainties, we expect that we will fail to meet our financial guidance from time to time in the future and that if we do so, our stock would likely decline in value.

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

We may incur additional expenses and suffer lower margins if our expectations regarding long term hard disk drive commitments prove incorrect.

Notwitstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we entered into purchase agreements with selected suppliers of hard disk drives in the third quarter of fiscal year 2012 in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units we are required to purchase and allow us to purchase these components at market-competitive rates. The hard disk drive purchase commitments totaled approximately $223.4 million as of June 30, 2012 and will be paid through March 2014. This and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during fiscal years 2012, 2011 and 2010, we recorded inventory write-downs charged to cost of sales of $8.6 million, $3.4 million and $2.6 million, for lower of cost or market and excess and obsolete inventory. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.”

If we do not successfully manage the expansion of our international manufacturing operations, our business could be harmed.

Since inception we have conducted substantially all of our manufacturing operations near our corporate headquarters in California. We have recently begun significant manufacturing operations in Taiwan and more limited manufacturing operations in the Netherlands. The commencement of new manufacturing operations in new locations, particularly in other jurisdictions, entails additional risks and challenges. If we are unable to successfully ramp up these operations we may incur unanticipated costs, difficulties in making timely delivery of products or suffer other business disruptions which could adversely impact our results of operations.

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

Over time we expect to continue to make investments to pursue new customers and expand our product offerings to grow our business rapidly. We expect that our annual operating expenses will continue to increase as we invest in sales and marketing, research and development, manufacturing and production infrastructure, and strengthen customer service and support resources for our customers. Our failure to expand operational and financial systems timely or efficiently could result in additional operating inefficiencies, which could increase our costs and expenses more than we had planned and prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

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

In the last several years, we have significantly increased our operations in Taiwan and the Netherlands, in part to enable us to manufacture products and provide service closer to our customers’ locations in Europe and Asia. We expect to continue to increase such operations in future periods. If we fail to effectively manage the transition of manufacturing and service operations to these locations or if we misjudge our ability to utilize this additional capacity, our gross margin and results of operations may suffer.

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

Our principal competitors include global technology companies such as Dell, Inc., Hewlett-Packard Company, IBM, Cisco and Intel. In addition, we also compete with a number of smaller vendors who also sell application optimized servers and original design manufacturers, or ODMs, such as Quanta Computer Incorporated. ODMs sell server solutions marketed or sold under a third party brand.

Many of our competitors enjoy substantial competitive advantages, such as:

•	greater name recognition and deeper market penetration;

•	longer operating histories;

•	larger sales and marketing organizations and research and development teams and budgets;

•	more established relationships with customers, contract manufacturers and suppliers and better channels to reach larger customer bases and larger sales volume allowing for better costs;

•	larger customer service and support organizations with greater geographic scope;

•	a broader and more diversified array of products and services; and

•	substantially greater financial, technical and other resources.

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 54.4%, 56.1% and 66.7% of our net sales in fiscal years 2012, 2011 and 2010, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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
Consequently, we are vulnerable to any disruptions in supply with respect to the materials and core components provided by limited-source suppliers, and we are at risk of being harmed by discontinuations of design, manufacturing, assembly or testing services from our contract manufacturers. We have occasionally experienced delivery delays from our suppliers and contract manufacturers because of high industry demand or because of inability to meet our quality or delivery requirements. For example, in the past we experienced delays in the delivery of printed circuit board material as a result of the loss of two of our five printer circuit board vendors which resulted in a reduction of net sales for the quarter in which it occurred. More recently, the 2011 floods in Thailand disrupted the global supply chain for hard disk drives manufactured in Thailand. Although reduced, the impact of such disruptions continues. In addition, if our relationships with our suppliers and contract manufactures are negatively impacted by late payments or other issues, we may not receive timely delivery of materials and core components.
If we were to lose any of our current supply or contract manufacturing relationships, the process of identifying and qualifying a new supplier or contract manufacturer who will meet our quality and delivery requirements, and who will appropriately safeguard our intellectual property, may require a significant investment of time and resources, adversely affecting our ability to satisfy customer purchase orders and delaying our ability to rapidly introduce new products to market. Similarly, if any of our suppliers were to cancel, materially change contracts or commitments to us or fail to meet the quality or delivery requirements needed to satisfy customer demand for our products, whether due to shortages or other reasons, our reputation and relationships with customers could be damaged. We could lose orders, be unable to develop or sell some products cost-effectively or on a timely basis, if at all, and have significantly decreased revenues, margins and earnings, which would have a material adverse effect on our business.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 19.9%, 19.6% and 20.5% of our cost of sales for fiscal years 2012, 2011 and 2010, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own 10.5% of Ablecom’s outstanding common stock, while Mr. Steve Liang and other family members own 35.9% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed.

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

We have in the past entered into plea and settlement agreements with the government relating to violations of export control and related laws; if we fail to comply with laws and regulations restricting dealings with sanctioned countries, we may be subject to future civil or criminal penalties, which may have a material adverse effect on our business or ability to do business outside the United States.

In 2006, we entered into certain plea and settlement agreement with government agencies relating to export control and related law violations for activities that occurred in the 2001 to 2003 time frame. We believe we are currently in compliance in all material respects with applicable export related laws and regulations. However, if our export compliance program is not effective, or if we are subject to any future claims regarding violation of export control and economic sanctions laws, we could be subject to civil or criminal penalties, which could lead to a material fine or other sanctions, including loss of export privileges, that may have a material adverse effect on our business, financial condition, results of operation and future prospects. In addition, these plea and settlement agreements and any future violations could have an adverse impact on our ability to sell our products to United States federal, state and local government and related entities.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property or filed claims that our products infringe or violate third parties’ intellectual property rights. In addition, increasingly non-operating companies are purchasing patents and bringing claims against technology companies. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

Our corporate headquarters, including our most significant research and development and manufacturing operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. We have also established significant manufacturing and research and development operations in Taiwan which is also subject to seismic activity risks. We do not currently have a comprehensive disaster recovery program and as a result, a significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition. Although we are in the process of preparing such a program, there is no assurance that it will be effective in the event of such a disaster.

We invest in auction rate securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value and liquidity of our assets.

As of June 30, 2012, we held $2.9 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; the auction rate security was rated CAA3 at June 30, 2012. These auction rate preferred shares have no stated maturity date and the stated maturity date for the auction rate student loans is 2040.

Based on our assessment of fair value at June 30, 2012, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2012, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2012 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

As of August 28, 2012, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 46.0% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 552,000 square feet of office and manufacturing space subject to existing mortgage loan and line of credit with $12.1 million remaining outstanding as of June 30, 2012. We lease approximately 247,000 square feet of warehouse in Fremont, California under a lease that expires in 2015 and lease approximately 25,000 square feet of office space in San Jose, California under a lease that expires in 2016. Our European headquarters for manufacturing and service operations is located in Denbosch, the Netherlands where we lease approximately 58,000 square feet of office space under four leases, which expire in 2016. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 211,000 square feet of office and manufacturing space on 7.0 acres of land for which the purchase of 2.2 acres of land was finalized and closed in December 2011. These manufacturing facilities are subject to existing line of credit with $15.9 million remaining outstanding as of June 30, 2012. Our research and development center and service operations in Asia are located in an approximately 73,000 square feet facility in Taipei, Taiwan under seven leases that expire at various dates through 2014. In addition, we lease approximately 3,000 square feet of office space in Shanghai and Beijing, China under two leases that expire at various dates through 2013 for sales and service operations. We believe that our existing properties, including both owned and leased, are in good condition and are suitable for the conduct of our business.

Item 3.        Legal Proceedings

From time to time, we have been involved in various legal proceedings arising from the normal course of business activities. We defend ourselves vigorously against any such claims. In management's opinion, the resolution of any pending matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Market under the symbol “SMCI” since our initial public offering on March 28, 2007. The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported by The Nasdaq Global Market.

	High	Low
Fiscal Year 2011:
First Quarter	$15.48	$8.63
Second Quarter	$11.98	$10.18
Third Quarter	$16.04	$11.65
Fourth Quarter	$18.99	$15.30
	High	Low
Fiscal Year 2012:
First Quarter	$16.35	$12.36
Second Quarter	$16.52	$11.59
Third Quarter	$17.71	$15.73
Fourth Quarter	$18.31	$14.67

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Holders

The last reported sale price of our common stock on the Nasdaq Global Market on August 28, 2012 was $12.56 per share. There were 38 registered stockholders of record of our common stock on August 28, 2012. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Stock Performance Graph

The following graph compares our cumulative total stockholder return on our common stock between March 29, 2007 (the date of our initial public offering) and June 30, 2012 with the cumulative return of the Nasdaq Computer Index and the Nasdaq Composite Index, which both include our common stock, for the comparable period.

The graph reflects an investment of $100 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, on March 29, 2007, and a reinvestment of dividends, if any. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of March 29, 2007 to June 30, 2012 Cumulative Total Return
Among Super Micro Computer, Nasdaq Computer Index and Nasdaq Composite

	3/29/2007	6/29/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012
Super Micro Computer, Inc.	100.00	113.11	83.39	86.55	152.54	181.11	179.21
Nasdaq Composite Index	100.00	107.02	94.26	75.44	86.71	114.02	120.66
Nasdaq Computer Index	100.00	110.22	102.75	85.05	101.73	133.40	151.11

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

	Fiscal Years Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,013,874	$942,582	$721,438	$505,609	$540,503
Cost of sales	848,457	791,478	606,446	416,899	436,950
Gross profit	165,417	151,104	114,992	88,710	103,553
Operating expenses:
Research and development	64,223	48,108	37,382	34,514	30,537
Sales and marketing	33,308	26,859	20,458	17,119	18,191
General and administrative	21,872	17,444	15,318	13,824	14,554
Provision for litigation loss	—	—	1,089	—	—
Total operating expenses	119,403	92,411	74,247	65,457	63,282
Income from operations	46,014	58,693	40,745	23,253	40,271
Interest and other income, net	54	66	103	476	1,558
Interest expense	(717)	(686)	(383)	(930)	(1,025)
Income before income tax provision	45,351	58,073	40,465	22,799	40,804
Income tax provision	15,498	17,860	13,550	6,692	15,385
Net income	$29,853	$40,213	$26,915	$16,107	$25,419
Net income per share
Basic	$0.72	$1.04	$0.73	$0.46	$0.81
Diluted	$0.67	$0.93	$0.65	$0.41	$0.65
Shares used in per share calculation
Basic	40,890	38,132	35,883	34,218	31,355
Diluted	44,152	42,396	40,735	38,596	38,843

Stock-based compensation:
Cost of sales	$783	$812	$573	$578	$523
Research and development	5,542	4,077	3,106	2,608	1,817
Sales and marketing	1,469	1,077	880	826	641
General and administrative	2,458	2,090	1,898	1,649	1,187
Total stock-based compensation	$10,252	$8,056	$6,457	$5,661	$4,168
__________________________

	As of June 30,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$80,826	$69,943	$72,644	$70,295	$51,481
Working capital	261,404	228,975	158,982	130,987	102,392
Total assets	589,103	464,620	370,762	283,135	264,385
Long-term obligations, net of current portion(1)	30,244	36,716	8,186	15,482	15,023
Total stockholders’ equity	338,351	287,257	224,701	178,622	151,871
__________________________

(1)
$9.3 million, $27.6 million, $9.7 million and $10.0 million of our long-term obligations, net of current portion consisted of building loans at June 30, 2012, 2011, 2009 and 2008, respectively. $18.6 million of our short-term debt related to building loan at June 30, 2010 was refinanced to long-term debt at June 30, 2011.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global leader in high-performance, high-efficiency server technology and green computing innovation. We develop and provide end-to-end green computing solutions for Enterprise IT, Datacenter, Cloud Computing, HPC and Embedded Systems worldwide. Our solutions include a range of complete rackmount, workstation, blade, storage, GPU systems, networking devises and full rack solutions, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. For fiscal years 2012, 2011 and 2010, net sales of optimized servers were $447.0 million, $351.3 million and $245.2 million, respectively, and net sales of subsystems and accessories were $566.9 million, $591.3 million and $476.2 million, respectively. The increase in our net sales in fiscal year 2012 compared with fiscal year 2011 was primarily due to increased sales in server solutions including complete rack and rackmount and storage solutions. However, our net sales in fiscal year 2012 was adversely impacted by the disruption in the hard disk drive supply chain as a result of the flooding in Thailand.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2012, 2011 and 2010, our net sales were $1,013.9 million, $942.6 million and $721.4 million, respectively, and our net income was $29.9 million, $40.2 million and $26.9 million, respectively. Our decrease in profitability in fiscal year 2012 was primarily attributable to the higher operating expenses in research and development costs incurred for new products relating to the Sandy Bridge processors launched by Intel in the third quarter of fiscal year 2012, costs incurred for FatTwin launch and costs related to expansion of our operations overseas and in the United States. The decrease in profitability was offset in part by an increase in our gross profit resulting primarily from an increase in our net sales of server solutions which typically have higher margins.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For fiscal years 2012, 2011 and 2010, we derived 54.4%, 56.1% and 66.7%, respectively, of our net sales from products sold to distributors, and we derived 45.6%, 43.9% and 33.3%, respectively, from sales to OEMs and to end customers. None of our customers accounted for 10% or more of our net sales in fiscal years 2012, 2011 and 2010. For fiscal years 2012, 2011 and 2010, we derived 58.2%, 58.3% and 60.1%, respectively, of our net sales from customers in the United States. For fiscal years 2012, 2011 and 2010, we derived 41.8%, 41.7% and 39.9%, respectively, of our net sales from customers outside the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2012, 2011 and 2010, research and development expenses represented 6.3%, 5.1% and 5.2% of our net sales, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2012, we continued to invest in expanding our operations both in San Jose, California and our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers and we have expanded our overseas manufacturing capacity in fiscal year 2012. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For fiscal years 2012, 2011 and 2010, our purchases from Ablecom represented 19.9%, 19.6% and 20.5% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel, AMD and Nvidia carefully. This also impacts our research and development expenditures. For example, in fiscal year 2012 and in prior years, our results have been adversely impacted by customer order delays in anticipation of the introduction of the new lines of microprocessors and research and development expenditures necessary for us to prepare for the introduction.

Other Financial Highlights

The following is a summary of other financial highlights of fiscal year 2012:

•
Net cash provided by (used in) operating activities was $16.5 million, $8.5 million and $(2.2) million in fiscal year 2012, 2011 and 2010, respectively. Our cash and cash equivalents, together with our investments, were $83.8 million at the end of fiscal year 2012, compare with $75.2 million at the end of fiscal year 2011. The increase in our cash and cash equivalents, together with our investments at the end of fiscal year 2012 was primarily due to an increase in cash provided by operating activities and financing activities, offset in part by an increase in cash used in investing activities.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of fiscal year 2012 was 33 days, compared with 30 days at the end of fiscal year 2011.

•
Our inventory balance was $276.6 million at the end of fiscal year 2012, compared with $192.7 million at the end of fiscal year 2011. Days sales of inventory (“DSI”) at the end of fiscal year 2012 was 100 days, compared with 75 days at the end of fiscal year 2011. The increase in our inventory balance at the end of fiscal year 2012 was in part due to growth in net sales in fiscal year 2012, our increase in inventory relating to the Sandy Bridge processors launched by Intel in the third quarter of fiscal year 2012 and higher purchases of hard disk drives to address the disruption in the supply chain as a result of the flooding in Thailand in the first quarter of fiscal year 2012.

•
Our purchase commitments with contract manufacturers and suppliers were $355.6 million at the end of fiscal year 2012 and $91.8 million at the end of fiscal year 2011. The increase in our purchase commitments at the end of fiscal year 2012 was primarily attributable to our entry into purchase agreements with selected suppliers of hard disk drives in the third quarter of fiscal year 2012 in order to ensure continuity of supply for these components following disruption of the hard disk drive supply chain as a result of severe flooding in Thailand during the first quarter of fiscal year 2012.

During the second and third quarters of fiscal year 2012, we prioritized the use of our hard disk drives inventory to our complete integrated-high-end server solutions, which increased profitability in our sales of server solutions. In the fourth quarter of fiscal year 2012, the profitability of our sales of subsystems and accessories decreased primarily due to the challenging component pricing for hard disk drive and memory. We expect the impact of the hard disk drive situation to improve as we move through fiscal year 2013 and 2014. See "Liquidity and Capital Resources - Contractual Obligations" for more information about our purchase commitments.

•
In December 2011, we finalized and closed the purchase price and the title on land in Taiwan, consisting of approximately 2.2 acres. We have also completed the construction of facilities in Taiwan and the headquarters expansion in San Jose, California in December 2011.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2012, for example, refer to the fiscal year ended June 30, 2012.

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

Revenue recognition. We recognize revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. Our standard arrangement with our customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms or customer acceptance provisions, for which revenue is recognized when the products arrive or are accepted at the destination. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2012 and 2011, we had deferred revenue of $0.9 million and $2.4 million and related deferred product costs of $0.8 million and $1.9 million, respectively, related to shipments to customers pending acceptances.

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

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $5.5 million as of June 30, 2012, compared with $4.7 million as of June 30, 2011. The provision for warranty reserve was $12.2 million, $9.6 million and $8.5 million in fiscal years 2012, 2011 and 2010, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $0.7 million, ($0.9) million and ($0.9) million in fiscal years 2012, 2011 and 2010, respectively. As a result of our increase in warranty claims and cost of servicing warranty claims in fiscal year 2012, the provision for warranty reserve increased $2.6 million compared to fiscal year 2011. As we experienced an increase in net sales in fiscal year 2011 and 2010, the provision for warranty reserve increased $1.1 million and$1.8 million, respectively, compared to fiscal year 2010 and 2009. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $8.6 million, $3.4 million and $2.6 million in fiscal years 2012, 2011 and 2010, respectively.

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

We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. See Note 11 of Notes to Consolidated Financial Statements for the impact on our consolidated financial statements.

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors including employee stock options and restricted stock awards based on estimated fair values. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Compensation expense for options and restricted stock awards granted to employees was $10.3 million, $8.1 million and $6.5 million for the years ended June 30, 2012, 2011 and 2010, respectively.

As of June 30, 2012, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was $23.0 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.45 years. See Note 10 of Notes to our Consolidated Financial Statements for additional information.

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

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and exercise behavior for the stock options granted prior to June 30, 2011. For stock options and restricted stock awards granted after June 30, 2011, expected term is based on a combination of our peer group and our historical experience. The expected volatility is based on a combination of the implied and historical volatility of our relevant peer group for the stock options granted prior to September 30, 2009. For stock options and restricted stock awards granted after September 30, 2009, expected volatility is based solely on our historical volatility. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Variable interest entities. In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We adopted this standard and have analyzed our relationship with Ablecom and its subsidiaries (collectively “Ablecom”). We have concluded that Ablecom is a variable interest entity in accordance with applicable accounting standards and guidance; however, we are not the primary beneficiary of Ablecom and therefore, we do not consolidate Ablecom. In performing our analysis, we considered our explicit arrangements with Ablecom including the supplier and distributor arrangements. Also, as a result of the substantial related party relationship between the two companies, we considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests in Ablecom from suffering losses. We determined that no implicit arrangements exist with Ablecom or its shareholders. Such an arrangement would be inconsistent with the fiduciary duty that we have towards our stockholders who do not own shares in Ablecom.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.7	84.0	84.1
Gross profit	16.3	16.0	15.9
Operating expenses:
Research and development	6.3	5.1	5.2
Sales and marketing	3.3	2.8	2.8
General and administrative	2.2	1.9	2.1
Provision for litigation loss	—	—	0.2
Total operating expenses	11.8	9.8	10.3
Income from operations	4.5	6.2	5.6
Interest and other income, net	—	—	—
Interest expense	—	—	—
Income before income tax provision	4.5	6.2	5.6
Income tax provision	1.6	1.9	1.9
Net income	2.9%	4.3%	3.7%

Comparison of Fiscal Years Ended June 30, 2012 and 2011

Net sales. Net sales increased by $71.3 million, or 7.6%, to $1,013.9 million from $942.6 million, for fiscal year 2012 and 2011, respectively. This increase was due primarily to an increase in the average selling price of our server systems and an increase in unit volumes of our server systems.

For fiscal year 2012, the number of server system units sold increased 8.1% to 239,000 compared to 221,000 for fiscal year 2011. The average selling price of server system units increased 18.8% to $1,900 in fiscal year 2012 compared to $1,600 in fiscal year 2011. The average selling prices of our server systems increased primarily due to an increase in average selling prices of hard disk drives caused by the flooding in Thailand, higher average selling prices of complete integrated-high-end servers solutions to OEM and end customers, rack solutions and SuperBlades offset in part by declines in average selling prices of 6000 Series configuration of servers. Sales of server systems increased by $95.7 million or 27.2% from fiscal year 2011 to fiscal year 2012, primarily due to higher sales of complete integrated-high-end servers solutions to OEM and end customers and higher sales of rack, storage and SuperBlades solutions. Sales of server systems represented 44.1% of our net sales for fiscal year 2012 compared to 37.3% of our net sales for fiscal year 2011.

For fiscal year 2012, the number of subsystems and accessories units sold decreased 5.4% to 4.3 million compared to 4.6 million for fiscal year 2011. Sales of subsystems and accessories decreased by $24.4 million or 4.1% from fiscal year 2011 to fiscal year 2012, primarily related to lower sales of subsystems and accessories, such as memory and serverboards as a result of the flooding in Thailand and the effects on hard disk drive supply chain which prevented our system integrators from purchasing memory and serverboards and completing the final assembly of server solutions. Sales of subsystems and accessories represented 55.9% of our net sales for fiscal year 2012 as compared to 62.7% of our net sales for fiscal year 2011.

For fiscal year 2012 and 2011, we derived 54.4% and 56.1%, respectively, of our net sales from products sold to distributors and we derived 45.6% and 43.9%, respectively, from sales to OEMs and to end customers. For fiscal year 2012, customers in the United States, Europe and Asia accounted for 58.2%, 21.8% and 17.4%, of our net sales, respectively, as compared to 58.3%, 21.4% and 16.9%, respectively, for fiscal year 2011.

Cost of sales. Cost of sales increased by $57.0 million, or 7.2%, to $848.5 million from $791.5 million, for fiscal year 2012 and 2011, respectively. Cost of sales as a percentage of net sales was 83.7% and 84.0% for fiscal year 2012 and 2011, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $2.6 million in provision for warranty reserve, an increase of $5.2 million in provision for inventory reserve and an increase of $1.5 million in freight-in charges. The lower cost of sales as a percentage of net sales was primarily due to an increase in net sales of server solutions which typically have higher margins. In fiscal year 2012, we recorded a $12.2 million expense, or 1.2% of net sales, related to the provision for warranty reserve as compared to $9.6 million, or 1.0% of net sales, in fiscal year 2011. The increase in the provision for warranty reserve was primarily due to higher warranty claims and higher cost of servicing warranty claims in fiscal year 2012. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected. In fiscal year 2012, we recorded a $8.6 million expense, or 0.8% of net sales, related to the inventory provision as compared to $3.4 million, or 0.4% of net sales, in fiscal year 2011. The increase in the inventory provision was primarily for older products as a result of product transitions.

Research and development expenses. Research and development expenses increased by $16.1 million, or 33.5%, to $64.2 million from $48.1 million, for fiscal year 2012 and 2011, respectively. Research and development expenses were 6.3% and 5.1% of net sales for fiscal year 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $11.9 million in compensation and benefits including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan, an increase of $1.6 million in development costs associated with the Sandy Bridge launched in March 2012 and a decrease of $0.5 million in non-recurring engineering funding from certain suppliers and customers. The increase as a percentage of sales was due to increased expenses relating to new product introductions, particularly related to the introduction of Intel's new Sandy Bridge processor and net sales which were lower than we had anticipated.

Research and development expenses include stock-based compensation expense of $5.5 million and $4.1 million for fiscal year 2012 and 2011, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $6.4 million, or 24.0%, to $33.3 million from $26.9 million, for fiscal year 2012 and 2011, respectively. Sales and marketing expenses were 3.3% and 2.8% of net sales for fiscal year 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $4.7 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, an increase in advertising, promotional and trade show expenses of $0.7 million and an increase of $0.7 million in freight out expenses to customers. The increase as a percentage of sales was due to increased expenses in anticipation of higher net sales which were lower than we had anticipated.

Sales and marketing expenses include stock-based compensation expense of $1.5 million and $1.1 million for fiscal year 2012 and 2011, respectively.

General and administrative expenses. General and administrative expenses increased by $4.4 million, or 25.4%, to $21.9 million from $17.4 million, for fiscal year 2012 and 2011, respectively. General and administrative expenses were 2.2% and 1.9% of net sales for fiscal year 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $1.9 million in compensation and benefits, including higher stock-based compensation expense, in part to support the expansion of our operations at our headquarters and operations in Taiwan, an increase of $1.3 million in foreign currency transaction loss and an increase of $0.9 million in tax expenses.

General and administrative expenses include stock-based compensation expense of $2.5 million and $2.1 million for fiscal year 2012 and 2011, respectively.

Interest and other expense, net. Interest and other expense changed by $43,000, to $0.7 million of expense from $0.6 million of expense, for fiscal year 2012 and 2011, respectively, which included $0.7 million of interest expense for both fiscal year 2012 and 2011.

Provision for income taxes. Provision for income taxes decreased by $2.4 million, or 13.2%, to $15.5 million from $17.9 million, for the fiscal year 2012 and 2011, respectively. The effective tax rate was 34.2% and 30.8% for fiscal year 2012 and 2011, respectively. The effective tax rate was higher for fiscal year 2012 primarily due to the expiration of Federal research and development tax credits as of December 31, 2011 and an increase in stock option expenses which were partially offset by a decrease of state taxes due to election of the California single sales factor apportionment and the domestic production activity deduction.

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

For fiscal year 2011, the number of server system units sold increased 25.6% to 221,000 compared to 176,000 for fiscal year 2010. The average selling price of server system units increased 14.3% to $1,600 in fiscal year 2011 compared to $1,400 in fiscal year 2010. The average selling prices of our server systems increased principally due to an increase in our sales of complete integrated, high-end server solutions to OEM and end customers and higher average selling prices of 1000, 6000 and 7000 Series configuration of servers which incorporated additional features such as higher density, memory and hard disk drive capacity and higher average selling prices of SuperBlades offset in part by declines in average selling prices of more mature products. Sales of server systems increased by $106.1 million or 43.3% from fiscal year 2010 to fiscal year 2011, primarily due to higher sales of OEM and end customers, higher sales of SuperBaldes, higher sales of 1000, 2000, 6000 and 7000 Series configuration of servers including storage and GPU solutions offset in part by lower sales of more mature products. Sales of server systems represented 37.3% of our net sales for fiscal year 2011 compared to 34.0% of our net sales for fiscal year 2010.

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

Research and development expenses. Research and development expenses increased by $10.7 million, or 28.7%, to $48.1 million from $37.4 million, for fiscal year 2011 and 2010, respectively. Research and development expenses were 5.1% and 5.2% of net sales for fiscal year 2011 and 2010, respectively. The increase in absolute dollars was primarily due to an increase of $8.5 million in compensation and benefits resulting from growth in research and development personnel, including higher stock-based compensation expense related to expanded product development initiatives in the United States and in Taiwan, an increase of $3.0 million in development costs associated with new products offset in part by an increase of $0.8 million in non-recurring engineering funding from certain suppliers and customers.

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

Provision for litigation loss. There was no loss from litigation expense for fiscal year 2011. For fiscal year 2010, there was a $1.1 million expense due to a settlement payment related to the Digitechnic lawsuit. (See Note 12 of Notes to Consolidated Financial Statements.)

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

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $80.9 million and $70.0 million as of June 30, 2012 and 2011, respectively. Our cash in foreign locations of $6.5 million and $7.6 million at June 30, 2012 and 2011, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by (used in) operating activities was $16.5 million, $8.5 million and $(2.2) million for fiscal years 2012, 2011 and 2010, respectively.

Net cash provided by our operating activities for fiscal year 2012 was primarily due to our net income of $29.9 million, an increase in accounts payable of $61.3 million, stock-based compensation expense of $10.3 million, an increase in net income taxes payable of $9.0 million, provision for inventory of $8.6 million, depreciation expense of $7.1 million, and an increase in accrued liabilities of $5.0 million, which were partially offset by an increase in inventory of $92.5 million and an increase in accounts receivable of $17.2 million.

Net cash provided by our operating activities for fiscal year 2011 was primarily due to our net income of $40.2 million, an increase in accounts payable of $16.9 million, stock-based compensation expense of $8.1 million, an increase in net income taxes payable of $5.7 million, depreciation expense of $5.5 million, an increase in accrued liabilities of $5.3 million, which were partially offset by an increase in inventory of $60.5 million and an increase in accounts receivable of $12.5 million.

Net cash used in our operating activities for fiscal year 2010 was primarily due to our net income of $26.9 million, an increase in accounts payable of $21.8 million, an increase in net income taxes payable of $9.5 million, stock-based compensation expense of $6.5 million and an increase in accrued liabilities of $5.5 million, which were partially offset by an increase in inventory of $48.2 million and an increase in accounts receivable of $28.0 million.

The increase for fiscal year 2012 in accounts receivable was primarily due to higher net sales in the fourth quarter of fiscal year 2012 to customers with net payment terms. The increase for fiscal year 2012 in inventory was in part due to support the anticipated level of growth in net sales in fiscal year 2012, to increase inventory relating to the Sandy Bridge processors launched by Intel in the third quarter of fiscal year 2012 and to address the disruption in the hard disk drive supply chain as a result of the flooding in Thailand in 2011. The increase for fiscal year 2012 in accounts payable and accrued liabilities was in part due to timing of payments to our suppliers and in part due to support our growth and our increasing manufacturing activities in Taiwan. We anticipate that accounts receivable, inventory and accounts payable will continue to increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $19.7 million, $24.8 million and $11.8 million for fiscal years 2012, 2011 and 2010, respectively. In fiscal year 2012, $22.0 million was related to the purchase of property, plant and equipment net of land deposit refund primarily related to the construction of facilities in Taiwan and the headquarters office expansion in San Jose, California. The purchase of the land in Taiwan, consisting of approximately 2.2 acres, was finalized and closed in December 2011. We also completed the construction of facilities in Taiwan and the headquarters expansion in San Jose, California in December 2011. This was offset by the redemption at par of investments in auction rate securities of $2.5 million. In fiscal year 2011, $16.2 million was related to the purchase of property, plant and equipment including $6.1 million related to the land purchased in Taiwan in August 2010 and $9.2 million was related to a deposit made in March 2011 for land in Taiwan. This was offset by the redemption at par of investments in auction rate securities of $1.5 million. In fiscal year 2010, $22.2 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $8.9 million.

Financing activities. Net cash provided by our financing activities was $13.8 million, $13.6 million and $16.3 million for fiscal years 2012, 2011 and 2010, respectively. In fiscal year 2012, we received $8.5 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of one executive officer for his restricted stock awards of $1.1 million for fiscal year 2012. Further, we obtained a new term loan of $14.0 million from Bank of America, N.A., borrowed $19.7 million of our revolving line of credit and repaid $28.9 million in loans in fiscal year 2012. In fiscal year 2011, we received $10.3 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of several executive officers and an employee for their stock options and restricted stock awards of $8.4 million for fiscal year 2011. Further, we obtained a new term loan of $13.9 million and borrowed $9.9 million of our revolving line of credit. We repaid $14.1 million in loans for fiscal year 2011. In fiscal year 2010, $18.6 million was related to proceeds from the revolving line of credit associated with the purchase of three buildings and $6.4 million was proceeds from exercise of stock options. In fiscal year 2012, 2011 and 2010, $2.0 million, $2.4 million and $1.5 million was related to the excess tax benefits from stock-based compensation, respectively.

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

Other factors affecting liquidity and capital resources
Activities under Revolving Lines of Credit and Term Loans
Bank of America
In June 2010, we obtained a revolving line of credit totaling $25.0 million from Bank of America that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. In June 2010, we used $18.6 million of the line of credit to purchase three buildings in San Jose, California. In December 2010, we repaid $13.9 million of the line of credit by obtaining a term loan for the same amount from Wells Fargo Bank and the remaining $4.7 million of the line of credit has been extended to be repaid by June 15, 2013. In October 2011, the Company paid off $13.4 million of the outstanding term loan with Wells Fargo Bank with no prepayment penalty.

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

For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.24% at June 30, 2012. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly. In fiscal year 2011, we drew an additional $9.9 million from the revolving line of credit from Bank of America and paid $9.2 million for a deposit to purchase land in Taiwan. In fiscal year 2012, we drew an additional $9.8 million from the revolving line of credit for the construction of our Taiwan facilities and repaid $13.5 million. In July 2012, we drew an additional $2.2 million from the revolving line of credit for expansion of business operations in Taiwan with an interest rate at 1.29% per annum and repaid $4.9 million.

As of June 30, 2012, the total outstanding borrowings under the Bank of America term loan was $12.1 million. The total outstanding borrowings under the Bank of America line of credit was $10.6 million and $14.6 million as of June 30, 2012 and 2011, respectively. As of June 30, 2012 and 2011, borrowings denominated in Taiwanese dollars under the Bank of America line of credit were translated to U.S. dollars of $4.9 million and $9.9 million, respectively. The interest rates for these loans ranged from 1.29% to 1.81% at June 30, 2012 and was 1.64% at June 30, 2011, respectively. As of June 30, 2012, the unused revolving line of credit under Bank of America was $29.4 million.

China Trust Bank
In October 2011, we also obtained an unsecured revolving line of credit from China Trust Bank totaling NT$300.0 million Taiwanese dollars or $9.9 million U.S. dollars equivalents that matures on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which is adjusted monthly. In fiscal year 2012, we drew the full amount from this revolving line of credit to repay $9.9 million of the revolving line of credit to Bank of America. The interest rate for the borrowing under this line of credit was 1.41% per annum at June 30, 2012. The total outstanding borrowing under the China Trust Bank line of credit was denominated in Taiwanese dollars and was translated into U.S. dollars of $10.1 million as of June 30, 2012. There was no unused revolving line of credit under China Trust Bank as of June 30, 2012.

In July 2012, we entered into a NT$450.0 million Taiwanese dollars or $14.9 million U.S. dollars equivalents credit facility with China Trust Bank. The credit facility provides for a one-year term loan. In July 2012, we drew NT$150.0 million Taiwanese dollars or $5.0 million U.S. dollars equivalents under the term loan. In addition, we borrowed under the term loan to pay down the outstanding revolving line of credit of NT$300.0 million Taiwanese dollars or $10.1 million U.S. dollars equivalents. The term loan is secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly. The term loan matures on July 31, 2013 with an interest rate at 1.16% per annum. We used the proceeds from this term loan to repay $4.9 million of the revolving line of credit to Bank of America. In July 2012. we have an outstanding balance under the term loan of NT$450.0 million Taiwanese dollars or $14.9 million U.S. dollars equivalents, which is the full available balance under the credit facility.

Covenant Compliance
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
As of June 30, 2012, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit with Bank of America were $571.1 million. As of June 30, 2012, total assets collateralizing the term loan were $18.0 million. As of June 30, 2012, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.
The credit agreement with China Trust Bank, entered into by our Taiwan subsidiary, requires the parent company to guarantee for the revolving line of credit obligation. There is no other collateral or financial covenant associated with the revolving line of credit with China Trust Bank at June 30, 2012; however, the term loan obtained from China Trust Bank in July 2012 is secured by the land and building located in Bade, Taiwan.
Contract Manufacturers
In fiscal year 2012, we paid our contract manufacturers within 37 to 77 days of invoice and Ablecom between 51 to 91 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of June 30, 2012 and 2011 amounts owed to Ablecom by us were approximately $51.5 million and $34.2 million, respectively.
Auction Rate Securities Valuation
As of June 30, 2012, we held $2.9 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; the auction rate security was rated CAA3 at June 30, 2012. These auction rate preferred shares have no stated maturity date and stated maturity date for the auction rate student loans is 2040.
During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2012, $2.9 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2012, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In fiscal year 2012, 2011 and 2010, $2.5 million, $1.5 million and $8.9 million of auction rate securities were redeemed at par, respectively.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,070	$4,979	$948	$—	$8,997
Capital leases, including interest	37	23	4	—	64
Long-term debt, including interest (1)	13,557	15,901	3,781	—	33,239
License arrangements	517	683	—	—	1,200
Purchase commitments (2)	249,412	106,170	—	—	355,582
Total	$266,593	$127,756	$4,733	$—	$399,082

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at June 30, 2012.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations increased from $119.5 million at December 31, 2011 to $355.6 million at June 30, 2012 primarily attributable to our entry into purchase agreements with selected suppliers of hard disk drives in the third quarter of fiscal year 2012 in order to ensure continuity of supply for these components following disruption of the hard disk drive supply chain due to flooding in Thailand during the first quarter of fiscal year 2012. The agreements provide for some variation in the amount of units we are required to purchase and allow us to purchase these components at market-competitive rates. Product mix for these components may be negotiated quarterly. The hard disk drive purchase commitments totaled approximately $223.4 million as of June 30, 2012 and will be paid through March 2014.

The table above excludes liabilities for deferred revenue for warranty services of $3.2 million and unrecognized tax benefits and related interest and penalties accrual of $8.4 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 11 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Adoption of New Accounting Pronouncements

In May 2011, the FASB amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles. The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and have been applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We have adopted the provisions of this standard on a retrospective basis, except for the provision deferred. This adoption did not have an impact on our results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive income.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2012, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loan and the revolving lines of credit ranged from 1.29% to 1.81% at June 30, 2012 and 1.64% to 2.14% at June 30, 2011, respectively. Based on the outstanding principal indebtedness of $32.8 million under our credit facilities as of June 30, 2012, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

In July 2012, we entered into a NT$450.0 million Taiwanese dollars or $14.9 million U.S. dollars equivalents credit facility with China Trust Bank. The credit facility provides for a one-year term loan. In July 2012, we drew NT$150.0 million Taiwanese dollars or $5.0 million U.S. dollars equivalents under the term loan. In addition, we borrowed under the term loan to pay down the outstanding revolving line of credit of NT$300.0 million Taiwanese dollars or $10.1 million U.S. dollars equivalents. The term loan is secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly. The term loan matures on July 31, 2013 with an interest rate at 1.16% per annum. We used the proceeds from this term loan to repay $4.9 million of the revolving line of credit to Bank of America. In July 2012. we have an outstanding balance under the term loan of NT$450.0 million Taiwanese dollars or $14.9 million U.S. dollars equivalents, which is the full available balance under the credit facility. We believe that a 10% change in interest rates for this additional borrowing would not have a significant impact on our results of operations.

Liquidity Risk

As of June 30, 2012, we held $2.9 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and auction rate student loans guaranteed by the Federal Family Education Loan Program; the auction rate security was rated CAA3 at June 30, 2012. These auction rate preferred shares have no stated maturity date and the stated maturity date for the auction rate student loan is 2040. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2012, $2.9 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2012, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During fiscal year 2012, 2011 and 2010, $2.5 million, $1.5 million and $9.0 million of auction rate securities were redeemed at par, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2012, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2012 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for fiscal years 2012, 2011 and 2010 was $(0.5) million, $0.8 million and $0.2 million, respectively.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

As discussed in Note 1 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance issued by the financial accounting standards board related to the presentation of comprehensive income.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP
San Jose, California
September 13, 2012

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$80,826	$69,943
Accounts receivable, net of allowances of $1,106 and $1,062 at June 30, 2012 and 2011, respectively (including amounts receivable from a related party of $1,036 and $527 at June 30, 2012 and 2011, respectively)	102,014	85,005
Inventory	276,599	192,711
Deferred income taxes-current	12,638	10,250
Prepaid income taxes	3,478	7,207
Prepaid expenses and other current assets	6,357	4,506
Total current assets	481,912	369,622
Long-term investments	2,923	5,188
Property, plant and equipment, net	97,419	74,438
Deferred income taxes-noncurrent	3,459	2,792
Other assets	3,390	12,580
Total assets	$589,103	$464,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $51,470 and $34,210 at June 30, 2012 and 2011, respectively)	$173,991	$113,340
Accrued liabilities	30,401	25,816
Income taxes payable	2,754	936
Short-term debt	10,562	—
Current portion of long-term debt	2,800	555
Total current liabilities	220,508	140,647
Long-term debt-net of current portion	19,395	27,596
Other long-term liabilities	10,849	9,120
Total liabilities	250,752	177,363
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 42,034,416 and 40,727,562 at June 30, 2012 and 2011, respectively	143,806	122,693
Treasury stock (at cost), 445,028 shares at June 30, 2012 and 2011	(2,030)	(2,030)
Accumulated other comprehensive loss	(76)	(204)
Retained earnings	196,651	166,798
Total stockholders’ equity	338,351	287,257
Total liabilities and stockholders’ equity	$589,103	$464,620

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2012	2011	2010
Net sales (including related party sales of $12,229, $11,017 and $10,190 in fiscal years 2012, 2011 and 2010, respectively)	$1,013,874	$942,582	$721,438
Cost of sales (including related party purchases of $168,744, $155,430 and $124,466 in fiscal years 2012, 2011 and 2010, respectively)	848,457	791,478	606,446
Gross profit	165,417	151,104	114,992
Operating expenses:
Research and development	64,223	48,108	37,382
Sales and marketing	33,308	26,859	20,458
General and administrative	21,872	17,444	15,318
Provision for litigation loss	—	—	1,089
Total operating expenses	119,403	92,411	74,247
Income from operations	46,014	58,693	40,745
Interest and other income, net	54	66	103
Interest expense	(717)	(686)	(383)
Income before income tax provision	45,351	58,073	40,465
Income tax provision	15,498	17,860	13,550
Net income	$29,853	$40,213	$26,915
Net income per common share:
Basic	$0.72	$1.04	$0.73
Diluted	$0.67	$0.93	$0.65
Weighted-average shares used in calculation of net income per common share:
Basic	40,890	38,132	35,884
Diluted	44,152	42,396	40,735

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2012	2011	2010
Net income	$29,853	$40,213	$26,915
Other comprehensive income, net of tax:
Unrealized gains on investments	128	—	597
Total other comprehensive income	128	—	597
Comprehensive income	$29,981	$40,213	$27,512

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Deferred Stock-Based Compensation	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2009	35,218,284	$81,893	$(110)	(445,028)	$(2,030)	$(801)	$99,670	$178,622
Exercise of stock options	1,958,652	6,351	—	—	—	—	—	6,351
Issuance of restricted stock awards	316,598	—	—	—	—	—	—	—
Stock-based compensation	—	6,347	—	—	—	—	—	6,347
Amortization of deferred compensation	—	—	110	—	—	—	—	110
Tax benefit resulting from stock option transactions	—	5,759	—	—	—	—	—	5,759
Unrealized gains on investments	—	—	—	—	—	597	—	597
Net income	—	—	—	—	—	—	26,915	26,915
Balance at June 30, 2010	37,493,534	100,350	—	(445,028)	(2,030)	(204)	126,585	224,701
Exercise of stock options, net of taxes	3,065,405	3,281	—	—	—	—	—	3,281
Issuance of restricted stock awards, net of taxes	168,623	(1,434)	—	—	—	—	—	(1,434)
Stock-based compensation	—	8,056	—	—	—	—	—	8,056
Tax benefit resulting from stock option transactions	—	12,440	—	—	—	—	—	12,440
Net income	—	—	—	—	—	—	40,213	40,213
Balance at June 30, 2011	40,727,562	122,693	—	(445,028)	(2,030)	(204)	166,798	287,257
Exercise of stock options	1,211,070	8,549	—	—	—	—	—	8,549
Issuance of restricted stock awards, net of taxes	95,784	(1,109)	—	—	—	—	—	(1,109)
Stock-based compensation	—	10,252	—	—	—	—	—	10,252
Tax benefit resulting from stock option transactions	—	3,421	—	—	—	—	—	3,421
Unrealized gains on investments	—	—	—	—	—	128	—	128
Net income	—	—	—	—	—	—	29,853	29,853
Balance at June 30, 2012	42,034,416	$143,806	$—	(445,028)	$(2,030)	$(76)	$196,651	$338,351

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$29,853	$40,213	$26,915
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	7,071	5,453	4,619
Stock-based compensation expense	10,252	8,056	6,457
Excess tax benefits from stock-based compensation	(2,047)	(2,401)	(1,484)
Allowance for doubtful accounts	217	499	772
Provision for inventory	8,579	3,353	2,614
Loss on disposal of property, plant and equipment	—	35	63
Gain on short-term investments	—	—	(1)
Deferred income taxes	(3,137)	1,539	(4,407)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(509), $674 and $(921) in fiscal years 2012, 2011 and 2010, respectively)	(17,226)	(12,541)	(28,026)
Inventory	(92,467)	(60,480)	(48,154)
Prepaid expenses and other assets	(1,656)	(4,144)	(792)
Accounts payable (including changes in related party balances of $17,260, $14,746 and $(1,991) in fiscal years 2012, 2011 and 2010, respectively)	61,336	16,933	21,840
Income taxes payable, net	8,968	5,687	9,497
Accrued liabilities	4,967	5,348	5,514
Other long-term liabilities	1,757	930	2,399
Net cash provided by (used in) operating activities	16,467	8,480	(2,174)
INVESTING ACTIVITIES:
Restricted cash	(32)	(123)	1,480
Proceeds from investments	2,475	1,500	8,999
Purchases of property, plant and equipment	(24,862)	(16,202)	(22,223)
Investment in a privately held company	(168)	(750)	—
Land deposit (refund payment)	2,868	(9,195)	—
Purchases of investments	—	—	(58)
Net cash used in investing activities	(19,719)	(24,770)	(11,802)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,549	10,271	6,351
Minimum tax withholding paid on behalf of employees for stock options and restricted stock awards	(1,109)	(8,424)	—
Excess tax benefits from stock-based compensation	2,047	2,401	1,484
Proceeds from debt	33,696	23,730	18,553
Repayment of debt	(28,949)	(14,132)	(9,994)
Payment of obligations under capital leases	(35)	(64)	(42)
Payments under receivable financing arrangements	(382)	(193)	(27)
Net cash provided by financing activities	13,817	13,589	16,325
Effect of exchange rate fluctuations on cash	318	—	—
Net increase (decrease) in cash and cash equivalents	10,883	(2,701)	2,349
Cash and cash equivalents at beginning of year	69,943	72,644	70,295
Cash and cash equivalents at end of year	$80,826	$69,943	$72,644
Supplemental disclosure of cash flow information:
Cash paid for interest	$621	$649	$371
Cash paid for taxes, net of refunds	$8,455	$9,813	$6,542
Non-cash investing and financing activities:
Equipment purchased under capital leases	$7	$42	$42
Accrued costs for property, plant and equipment purchases	$797	$1,482	$491
Deposit applied to property acquisition	$5,867	$—	$—

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer”) was incorporated in 1993. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in San Jose, California, the Netherlands and Taiwan.

Basis of Presentation
The consolidated financial statements reflect the consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

The following previously presented June 30, 2011 consolidated balance sheet amounts have been combined into other report lines to conform with the current period presentation: 1) short-term investments of $59,000 was combined into prepaid expense and other assets, 2) restricted cash of $409,000 was combined into other assets, 3) advances from receivable financing arrangements of $1,000,000 and current portion of capital lease obligations of $36,000 were combined into accrued liabilities and 4) long-term capital lease obligation-net of current portion of $50,000 was combined with other long-term liabilities. The amounts previously presented for allowance for sales returns in the fiscal year 2011 and 2010 consolidated statements of cash flows have been reclassified to combine with accounts receivable to conform with the current year presentation.

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

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value. Accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Cash equivalents and long-term investments are carried at fair value. Short-term and long-term debts are carried at amortized cost, which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and certificate of deposits with

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturities of less than three months.

Long-term Investments

The Company classifies its long-term investments in auction-rate securities (auction rate securities) as long-term available-for-sale investments. Auction rate securities consist of municipal securities and student loans guaranteed by the Federal Family Education Loan Program. The discounted cash flow model is used to estimate the fair value of the auction rate securities. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a component of accumulated other comprehensive income, net of tax.

Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw materials and parts. The Company evaluates inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, writes down the valuation of units to lower of cost or market or for excess and obsolescence calculated as the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. The Company monitors the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjusts its estimate for determining future write downs. If in future periods, the Company experiences or anticipates a change in recovery rate compared with its historical experience, its gross margin would be affected. During fiscal years 2012, 2011 and 2010, the Company recorded a provision for lower of costs or market and excess and obsolete inventory totaling $8,579,000, $3,353,000 and $2,614,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment	1.5 to 5 years
Furniture and fixtures	5 years
Software	3 years
Buildings	39 years
Building improvements	20 years
Leasehold improvements	shorter of lease term or estimated useful life

For assets acquired and financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as property and equipment with the corresponding amount recorded as a capital lease obligation, and the amortization is computed on a straight-line basis over the shorter of lease term or estimated useful life.

Other Assets

As of June 30, 2012, other assets consist primarily of a long-term prepaid royalty license of $1,745,000, an investment in a privately held company of $750,000 and restricted cash of $441,000. As of June 30, 2011, other assets consist primarily of a deposit for land in Taiwan totaling $9,195,000 that is adjacent to the land that was purchased in August 2010, a long-term prepaid royalty license of $1,994,000, an investment in a privately held company of $750,000 and restricted cash of $409,000. Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required by the landlord of its warehouse lease in Fremont, California, bank guarantees for import duty required by custom authority of Taiwan and bank guarantees required by the landlord of its office leases in the Netherlands. The decrease in the land deposit of $9,195,000 was due to a reclassification of $5,867,000 to property, plant and equipment and a $2,868,000 refund of deposit

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received resulting from the consummation of the land acquisition in Taiwan in December 2011 and related foreign currency translation loss of $460,000.

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

Revenue Recognition

The Company recognizes revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms or customer acceptance provisions, for which revenue is recognized when the products arrive or are accepted at the destination. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, in which case customers may return these products for credit within 30 days of receiving the items. Certain distributors and original equipment manufacturers (OEMs) are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, the Company has a sales arrangement with an OEM under which the Company sells its products with the OEM’s brand to the OEM. The OEM has limited product return rights. To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with the relevant distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Estimated reserves for future returns, which are recorded at the time the related revenue is recognized, are adjusted as necessary, based on returns experience, returns expectations and communication with distributors

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2012 and 2011, the Company had deferred revenue of $926,000 and $2,388,000 and related deferred product costs of $794,000 and $1,935,000, respectively, related to shipments to customers pending acceptances.
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

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses, equipment and facility expenses, warranty costs and provision for lower of cost or market and excess and obsolete inventory.

Product Warranties

The Company provides warranties against any defective products which range from 15 to 39 months. The Company accrues for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The Company’s estimates and assumptions used have been historically close to actual. If in future periods, the Company experiences or anticipates an increase or decrease in warranty claims as a result of new product introductions or changes in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, the Company intends to adjust its estimates appropriately. The following table presents for the years ended June 30, 2012, 2011 and 2010, the reconciliation of the changes in accrued warranty costs (in thousands):

	June 30,
	2012	2011	2010
Balance, beginning of year	$4,710	$4,564	$3,579
Provision for warranty	12,226	9,606	8,473
Costs charged to accrual	(12,127)	(8,518)	(6,629)
Change in estimated liability for pre-existing warranties	713	(942)	(859)
Balance, end of year	$5,522	$4,710	$4,564

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $2,866,000, $3,354,000 and $2,519,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Cooperative Marketing Arrangements

The Company has arrangements with resellers of its products to reimburse the resellers for cooperative marketing costs meeting specified criteria. The Company accrues the cooperative marketing costs based on these arrangements and its estimate for resellers’ claims for marketing activities. The Company records marketing costs meeting such specified criteria within sales and marketing expenses in the consolidated statements of operations. For those marketing costs that do not meet the specified criteria, the amounts are recorded as a reduction to sales in the consolidated statements of operations.

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2012, 2011 and 2010, were $2,529,000, $2,092,000 and $1,527,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2012, 2011 and 2010, were $2,416,000, $2,663,000 and $1,725,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $4,382,000, $3,670,000 and $2,038,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors, including employee stock options and restricted stock awards, based on estimated fair values. The Company is required to estimate the fair value of share-based awards on the date of grant. The Company has estimated the fair value of stock options and restricted stock awards as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award, the

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected volatility of the Company's stock price and the expected dividend yield. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Because share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures.

Shipping and Handling Fees

The Company incurred shipping costs of $1,776,000, $1,046,000 and $662,000 for the years ended June 30, 2012, 2011 and 2010, respectively, that were included in sales and marketing expenses.

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

The Company recognizes the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If the Company later determines that its exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effects a related change in its tax provision during the period in which the Company makes such determination.

Foreign Currency Translation

The functional currency of the Company’s international subsidiaries is the U.S. dollar. Assets and liabilities of the Company's international subsidiaries that are denominated in the local currency are remeasured into U.S. dollars at period-end exchange rates and revenue and expenses that are denominated in the local currency are remeasured into U.S. dollars at the average exchange rates during the period. Accordingly, remeasurement of foreign currency accounts and foreign exchange transaction gains and losses, which have not been material, are reflected in the consolidated statements of operations.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2012	2011	2010
Basic net income per common share calculation
Net income	$29,853	$40,213	$26,915
Less: Undistributed earnings allocated to participating securities	(280)	(645)	(686)
Net income attributable to common shares—basic	$29,573	$39,568	$26,229
Weighted-average number of common shares used to compute basic net income per common share	40,890	38,132	35,884
Basic net income per common share	$0.72	$1.04	$0.73
Diluted net income per common share calculation
Net income	$29,853	$40,213	$26,915
Less: Undistributed earnings allocated to participating securities	(260)	(581)	(606)
Net income attributable to common shares—diluted	$29,593	$39,632	$26,309
Weighted-average number of common shares used to compute basic net income per common share	40,890	38,132	35,884
Dilutive effect of options to purchase common stock	3,262	4,264	4,851
Weighted-average number of common shares used to compute diluted net income per common share	44,152	42,396	40,735
Diluted net income per common share	$0.67	$0.93	$0.65

For the years ended June 30, 2012, 2011 and 2010, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 3,252,000, 3,391,000 and 2,093,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

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

Concentration of Supplier Risk

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 21.7%, 20.4%, and 20.4% of total purchases for the years ended June 30, 2012, 2011 and 2010, respectively. Ablecom accounted for 19.5%, 19.5% and 20.6% of total purchases for the years ended June 30, 2012, 2011 and 2010, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and long-term investments and accounts receivable. No single customer accounted for 10% or more of net sales in fiscal years 2012, 2011 and 2010. No customer accounted for 10% or more of accounts receivable as of June 30, 2012 and 2011.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adoption of New Accounting Pronouncements

In May 2011, the FASB amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles. The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and have been applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company has adopted the provisions of this standard on a retrospective basis, except for the provision deferred. This adoption did not have an impact on our results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive income.

Note 2.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of June 30, 2012 and 2011. Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5 of Notes to Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents and long-term investments as of June 30, 2012 and 2011 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

June 30, 2012	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$411	$—	$—	$411
Auction rate securities	—	—	2,923	2,923
Total	$411	$—	$2,923	$3,334

June 30, 2011	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$4,287	$—	$—	$4,287
Auction rate securities	—	—	5,188	5,188
Total	$4,287	$—	$5,188	$9,475

The above table excludes $80,415,000 and $65,656,000 of cash and $500,000 and $468,000 of certificates of deposit held by the Company as of June 30, 2012 and 2011, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in fiscal year 2012 and 2011.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for fiscal year 2012 and 2011 (in thousands):

	June 30,
	2012	2011
Balance as of beginning of year	$5,188	$6,688
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	210	—
Sales and settlements at par	(2,475)	(1,500)
Transfers in and/or out of Level 3	—	—
Balance as of end of year	$2,923	$5,188

The Company's short-term certificates of deposit as of June 30, 2012 and 2011 were $59,000 and are grouped in prepaid expense and other assets.

The following is a summary of the Company’s long-term investments as of June 30, 2012 and 2011 (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$3,050	$—	$(127)	$2,923

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$5,525	$—	$(337)	$5,188

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of June 30, 2012, short-term debt of $10,562,000 is reported at amortized cost. As of June 30, 2012 and 2011, long-term debt of $22,195,000 and $28,151,000, respectively, are reported at amortized cost. These outstanding debts are classified at Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debts approximates amortized cost.

Note 3.        Accounts Receivable Allowances

The Company establishes an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2012, 2011 and 2010, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2012	$738	$217	$(178)	$777
Year ended June 30, 2011	842	499	(603)	738
Year ended June 30, 2010	671	772	(601)	842
Allowance for sales returns
Year ended June 30, 2012	$324	$6,997	$(6,992)	$329
Year ended June 30, 2011	368	6,624	(6,668)	324
Year ended June 30, 2010	397	5,310	(5,339)	368

Note 4.        Inventory

Inventory as of June 30, 2012 and 2011 consisted of the following (in thousands):

	June 30,
	2012	2011
Finished goods	$203,498	$134,990
Work in process	10,252	9,540
Purchased parts and raw materials	62,849	48,181
Total inventory, net	$276,599	$192,711

Note 5.        Long-term Investments

As of June 30, 2012 and 2011, the Company held $2,923,000 and $5,188,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities and student loans guaranteed by the Federal Family Education Loan Program; such auction rate securities were rated CAA3 at June 30, 2012 and AAA or BAA at June 30, 2011. These auction rate preferred shares have no stated maturity date and the stated maturity date for the auction rate student loans is 2040.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2012 and 2011, $2,923,000 and $5,188,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of June 30, 2012 and 2011. The material factors used in preparing the discounted cash flow model are i) the discount rate utilized to present value the cash flows, ii) the time period until redemption and iii) the estimated rate of return. As of June 30, 2012, the discount rate, the time period until redemption and the estimated rate of return were 0.47%, 3 years and 1% to 3%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there was a recovery in fair value of its auction rate securities of $210,000 during the year ended June 30, 2012. There was no change in fair value of its auction rate securities during the year ended June 30, 2011 and a cumulative total decline of $127,000 and $337,000 as of June 30, 2012 and 2011, respectively. That amount has been recorded as a component of other comprehensive income. As of June 30, 2012 and 2011, the Company has recorded an accumulated unrealized loss of $76,000 and $204,000, respectively, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In fiscal year 2012, 2011 and 2010, $2,475,000, $1,500,000 and $8,940,000 of auction rate securities were redeemed at par, respectively.

Note 6.        Property, Plant, and Equipment

Property, plant and equipment as of June 30, 2012 and 2011 consisted of the following (in thousands):

	June 30,
	2012	2011
Land	$41,709	$35,334
Buildings	43,983	28,071
Building and leasehold improvements	6,780	3,540
Buildings construction in progress	—	4,608
Machinery and equipment	22,629	17,071
Furniture and fixtures	4,449	3,554
Purchased software	4,794	2,540
	124,344	94,718
Accumulated depreciation and amortization	(26,925)	(20,280)
Property, plant and equipment, net	$97,419	$74,438

Note 7.        Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing company then collects the receivable from the customer. For the years ended June 30, 2012, 2011 and 2010, such sales transactions totaled $19,810,000, $25,011,000 and $26,690,000, respectively. At June 30, 2012 and 2011, $618,000 and $1,000,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 0.80% to 1.15% and 0.95% to 1.15% per month depending on the customers’ payment terms at June 30, 2012 and 2011, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.        Short-term and Long-term Obligations

Short-term and long-term obligations as of June 30, 2012 and 2011 consisted of the following (in thousands):

	June 30,
	2012	2011
Lines of credit	$20,624	$14,554
Building term loans	12,133	13,597
Capital leases	58	86
Total	32,815	28,237
Current portion	(13,398)	(591)
Long-term portion	$19,417	$27,646

Activities under Revolving Lines of Credit and Term Loans

Bank of America
In June 2010, the Company obtained a revolving line of credit from Bank of America, N.A. ("Bank of America") totaling $25,000,000 that matures on June 15, 2013 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company used $18,553,000 of the line of credit to purchase three buildings in San Jose, California. In December 2010, the Company repaid $13,854,000 of the line of credit by obtaining a new term loan from Wells Fargo Bank for $13,875,000 and the remaining $4,699,000 of the line of credit has been extended to be paid-off by June 15, 2013. In October 2011, the Company paid off $13,413,000 of the outstanding term loan with Wells Fargo Bank with no prepayment penalty.

In October 2011, the Company entered into a second amendment to the credit agreement with Bank of America which provided for (i) a $40,000,000 revolving line of credit facility that replaced the existing $25,000,000 revolving line of credit and (ii) a five-year $14,000,000 term loan facility to pay off the outstanding term loan of $13,413,000 with Wells Fargo Bank. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum.

For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.24% at June 30, 2012. For borrowings denominated in Taiwanese dollars, the interest rate is equals to the lender's established interest rate which is adjusted monthly. In fiscal year 2011, the Company drew an additional $9,855,000 from the revolving line of credit with Bank of America and paid $9,195,000 for a deposit to purchase land in Taiwan that is adjacent to land that was purchased in August 2010. In fiscal year 2012, the Company drew an additional $9,798,000 from the revolving line of credit with Bank of America for the construction of facilities in Taiwan and repaid $13,485,000. In July 2012, the Company drew an additional $2,200,000 from the revolving line of credit with Bank of America for expansion of business operations in Taiwan with an interest rate at 1.29% per annum and repaid $4,863,000.

As of June 30, 2012, the total outstanding borrowings under the Bank of America term loan was $12,133,000. The total outstanding borrowings under the Bank of America line of credit was $10,562,000 and $14,554,000 as of June 30, 2012 and 2011, respectively. As of June 30, 2012 and 2011, borrowings denominated in Taiwanese dollars under the Bank of America line of credit were translated to U.S. dollars of $4,863,000 and $9,855,000, respectively. The interest rates for these loans ranged from 1.29% to 1.81% per annum at June 30, 2012 and was 1.64% per annum at June 30, 2011, respectively. As of June 30, 2012, the unused revolving line of credit with Bank of America was $29,438,000.

China Trust Bank
In October 2011, the Company also obtained an unsecured revolving line of credit from China Trust Bank totaling NT300,000,000 Taiwanese dollars or $9,898,000 U.S. dollars equivalents that matures on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which is adjusted monthly. In fiscal year 2012, the Company drew the full amount from this revolving line of credit to repay $9,898,000 of the revolving line of credit to Bank of America. The interest rate for the borrowing under this line of credit was 1.41% per annum at June 30, 2012. The total outstanding borrowings under the China Trust Bank line of credit was denominated in Taiwanese dollars and was translated into U.S. dollars of $10,062,000 as of June 30, 2012. There was no unused revolving line of credit with China Trust Bank as of

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2012.

In July 2012, the Company entered into a NT$450,000,000 Taiwanese dollars or $14,912,000 U.S. dollars equivalents credit facility with China Trust Bank. The credit facility provides for a one-year term loan. In July 2012, the Company drew NT$150,000,000 Taiwanese dollars or $5,014,000 U.S. dollars equivalents under the term loan. In addition, the Company borrowed under the term loan to pay down the outstanding revolving line of credit of NT$300,000,000 Taiwanese dollars or $10,062,000 U.S. dollars equivalents. The term loan is secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly. The term loan matures on July 31, 2013 with an interest rate at 1.16% per annum. The Company used the proceeds from this term loan to repay $4,863,000 of the revolving line of credit to Bank of America. In July 2012. the Company has an outstanding balance under the term loan of NT$450,000,000 Taiwanese dollars or $14,912,000 U.S. dollars equivalents, which is the full available balance under the credit facility.

Covenant Compliance

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
As of June 30, 2012 and 2011, the total assets except for the three buildings purchased in San Jose, California in June 2010 collateralizing the line of credit with Bank of America were $571,060,000 and $446,347,000, respectively. As of June 30, 2012, total assets collateralizing the term loan were $18,043,000. As of June 30, 2012, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

The credit agreement with China Trust Bank, entered into by our Taiwan subsidiary, requires the parent company to guarantee for the revolving line of credit obligation. There is no other collateral or financial covenant associated with the unsecured revolving line of credit with China Trust Bank at June 30, 2012; however, the term loan obtained from China Trust Bank in July 2012 is secured by the land and building located in Bade, Taiwan.

Debt Maturities

The following table as of June 30, 2012, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2013	$13,362
2014	12,862
2015	2,800
2016	2,800
2017	933
Thereafter	—
Total	$32,757

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.0% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at June 30, 2012.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2012, 2011 and 2010, the Company purchased products from Ablecom totaling $168,744,000, $155,430,000 and $124,466,000. For fiscal year 2012, 2011 and 2010, the Company sold products to Ablecom totaling $12,229,000, $11,017,000 and $10,190,000, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2012 and 2011, were $1,036,000 and $527,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2012 and 2011, were $51,470,000 and $34,210,000, respectively. In fiscal year 2012, the Company paid Ablecom the majority of invoiced dollars between 51 and 91 days of invoice. For the years ended June 30, 2012, 2011 and 2010, the Company received $249,000, $55,000 and $164,000, respectively, from Ablecom for penalty charges and paid $5,042,000, $4,052,000 and $3,352,000, respectively, for tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $63,151,000 and $38,326,000 at June 30, 2012 and 2011, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In fiscal year 2011, Ablecom paid for a land deposit in Taiwan on behalf of the Company in the amount of $4,510,000 which the Company repaid Ablecom in March 2011. The amount paid to Ablecom of $4,510,000 represented Ablecom’s cost and the fair market value of the land.

In May 2012, the Company and Ablecom jointly established Super Micro Management Consulting, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. The Management Company had no business operations as of June 30, 2012.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.        Stock-based Compensation and Stockholders’ Equity

Treasury Stock

In November 2008, the Board of Directors approved a program to repurchase, from time to time, at management’s discretion, shares of the Company’s common stock. Under the plan, the Company was authorized to repurchase up to 2,000,000 of its outstanding shares of common stock in the open market or in private transactions during the period ended June 30, 2009 at prevailing market prices in compliance with applicable securities laws and other legal requirements. Repurchases were made under the program using the Company’s own cash resources. The plan did not obligate the Company to acquire any particular amount of common stock and the plan could be suspended or discontinued at any time. In fiscal year 2009, the Company repurchased 445,028 shares of the Company’s common stock at a weighted average price of $4.56 per share for $2,030,000.

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

Equity Incentive Plan

In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan (the “2006 Plan”) that increased by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The amendment to the 2006 Plan was approved by the Company’s stockholders in February 2011. The authorized number of shares that may be issued under the 2006 Plan automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. The 2006 Plan is the successor equity incentive plan to the Company's 1998 Stock Option Plan.
In fiscal years 2012, 2011 and 2010, the Company granted 2,381,700, 2,172,920 and 1,581,230 options under the 2006 Plan, respectively. As of June 30, 2012, the Company had 899,288 authorized shares available for future issuance under all of its equity incentive plans.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over five years. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the award. 538,923 and 359,282 shares were vested as of June 30, 2012 and 2011, respectively.

In November 2008, the Committee approved the terms of an Option Exercise Agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer of the Company and Shiow-Meei Liaw, Senior Warehouse Manager of the Company, pursuant to which they exercised fully vested options previously granted to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively, based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over two years. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is no incremental fair value of the option exchanged for the awards. The awards were fully vested as of June 30, 2012 and 2011.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise factors for the stock options granted prior to June 30, 2011. For stock options granted after June 30, 2011, the expected term is based on a combination of the Company's peer group and the Company's historical experience.

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

The fair value of stock option grants for the years ended June 30, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2012	2011	2010
Risk-free interest rate	0.83% - 1.32%	1.01% - 2.12%	1.88% - 2.28%
Expected life	5.01 - 5.04 years	4.33 - 4.45 years	4.06 - 4.32 years
Dividend yield	—%	—%	—%
Volatility	45.62% - 53.72%	54.50% - 57.02%	51.88% - 55.01%
Weighted-average fair value	$7.15	$6.43	$5.34

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2012, 2011 and 2010 (in thousands).

	Years Ended June 30,
	2012	2011	2010
Cost of sales	$783	$812	$573
Research and development	5,542	4,077	3,106
Sales and marketing	1,469	1,077	880
General and administrative	2,458	2,090	1,898
Stock-based compensation expense before taxes	10,252	8,056	6,457
Income tax impact	(1,582)	(1,412)	(1,052)
Stock-based compensation expense, net	$8,670	$6,644	$5,405

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $3,421,000, $12,440,000 and $5,759,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the year ended June 30, 2012, 2011 and 2010, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $2,047,000, $2,401,000 and $1,484,000 in the year ended June 30, 2012, 2011 and 2010, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option Activity

The following table summarizes stock option activity during the years ended June 30, 2012, 2011 and 2010 under all stock option plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of July 1, 2009 (8,297,505 shares exercisable at weighted average exercise price of $3.86 per share)	12,672,645	$5.17
Granted (weighted average fair value of $5.34)	1,581,230	12.23
Exercised	(1,958,652)	3.24
Forfeited	(170,278)	9.13
Balance as of June 30, 2010 (8,264,920 shares exercisable at weighted average exercise price of $5.00 per share)	12,124,945	6.34
Granted (weighted average fair value of $6.43)	2,172,920	14.02
Exercised	(3,560,570)	3.27
Forfeited	(256,510)	10.85
Balance as of June 30, 2011 (6,617,414 shares exercisable at weighted average exercise price of $7.18 per share)	10,480,785	8.86
Granted (weighted average fair value of $7.15)	2,381,700	15.89
Exercised	(1,211,070)	7.06
Forfeited	(349,187)	14.60
Balance as of June 30, 2012	11,302,228	$10.36	6.50	$66,062
Options vested and expected to vest at June 30, 2012	10,868,515	$10.15	6.39	$65,650
Options vested and exercisable at June 30, 2012	7,410,152	$8.25	5.34	$57,524

The total pretax intrinsic value of options exercised during the years ended June 30, 2012, 2011 and 2010 was $11,589,000, $42,630,000 and $17,018,000, respectively. In fiscal year 2011, 961,000 shares of non-qualified expiring stock options were net-share exercised such that the Company withheld 413,906 shares with value equivalent to the officers’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for taxes were based on the value of the option exercised as determined by the Company’s closing stock price. The payments for the employees’ tax obligations to the taxing authorities were $6,990,000 in fiscal year 2011 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the exercising and did not represent an expense to the Company.

As of June 30, 2012, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $22,959,000, which will be recognized over a weighted-average vesting period of approximately 2.45 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of June 30, 2012, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$1.25 - 3.08	1,550,139	1.84	$2.43	1,550,139	$2.43
3.25 - 6.14	1,632,235	5.91	5.25	1,391,652	5.19
6.21 - 8.36	1,483,663	6.05	7.97	1,303,036	7.93
8.47 - 10.66	1,376,610	6.00	10.04	1,286,610	10.00
10.68 - 12.92	1,259,774	8.18	11.94	570,859	11.90
13.61 - 13.89	1,327,292	6.87	13.73	816,381	13.78
15.22 - 17.09	1,155,630	9.31	15.91	113,758	15.99
17.12 - 17.69	660,380	9.80	17.30	—	—
18.59	486,018	8.76	18.59	158,727	18.59
18.89	370,487	7.69	18.89	218,990	18.89
$1.25 - $18.89	11,302,228	6.50	$10.36	7,410,152	$8.25

Restricted Stock Award Activity

The following table summarizes the Company’s restricted stock award activity for the year ended June 30, 2012, 2011 and 2010:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2009	1,172,121	$9.39
Granted	—	—
Vested	(316,598)	8.32
Forfeited	—	—
Nonvested stock at June 30, 2010	855,523	9.79
Granted	—	—
Vested	(316,600)	8.32
Forfeited	—	—
Nonvested stock at June 30, 2011	538,923	10.66
Granted	3,500	17.29
Vested	(179,641)	10.66
Forfeited	—	—
Nonvested stock at June 30, 2012	362,782	$10.72

The total pretax intrinsic value of restricted stock awards vested was $2,375,000, $3,066,000 and $2,633,000 for the years ended June 30, 2012, 2011 and 2010, respectively. In fiscal year 2012 and 2011, upon vesting, 179,641 and 316,600 shares of restricted stock awards were net share-settled such that the Company withheld 83,857 and 147,977 shares with value equivalent to the officers’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for the officers’ tax obligations to the taxing authorities were $1,109,000 and $1,434,000 in fiscal year 2012 and 2011, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a result of the vesting and did not represent an expense to the Company.

The total intrinsic value of the outstanding restricted stock awards was $5,754,000 as of June 30, 2012. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 359,282 shares.

Note 11.        Income Taxes

The components of income before income tax provision for the years ended June 30, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended June 30,
	2012	2011	2010
United States	$41,540	$53,187	$39,103
Foreign	3,811	4,886	1,362
Income before income tax provision	$45,351	$58,073	$40,465

The income tax provision for the years ended June 30, 2012, 2011 and 2010, consists of the following (in thousands):

	Years Ended June 30,
	2012	2011	2010
Current:
Federal	$17,210	$16,240	$15,460
State	817	313	2,023
Foreign	1,206	816	474
	19,233	17,369	17,957
Deferred:
Federal	(2,862)	304	(3,044)
State	(873)	187	(1,363)
	(3,735)	491	(4,407)
Income tax provision	$15,498	$17,860	$13,550

The Company’s net deferred tax assets as of June 30, 2012 and 2011, consist of the following (in thousands):

	June 30,
	2012	2011
Warranty accrual	$1,971	$1,730
Marketing fund accrual	1,324	1,095
Inventory valuation	7,990	5,508
Stock-based compensation	3,122	2,488
Research and development credit	1,364	1,085
Other	2,656	3,138
Total deferred income tax assets	18,427	15,044
Deferred tax liabilities-depreciation and other	(2,336)	(1,984)
Deferred income tax assets-net	$16,091	$13,060

The cumulative undistributed earnings of our foreign subsidiaries of $9,253,000 at June 30, 2012 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax benefits resulting from stock option transactions of $3,421,000, $12,440,000 and $5,759,000 were credited to stockholders’ equity in the years ended June 30, 2012, 2011 and 2010, respectively.

The following is a reconciliation for the years ended June 30, 2012, 2011 and 2010, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2012	2011	2010
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax-net of federal benefit	2.5	4.4	3.5
Foreign losses not deductible and tax rate differences	(1.0)	(1.1)	(0.5)
Research and development tax credit	(5.7)	(8.7)	(5.8)
Qualified production activity deduction	(2.4)	(1.0)	(1.1)
Stock based compensation	6.2	3.8	4.1
Other	(0.4)	(1.6)	(1.7)
Effective tax rate	34.2%	30.8%	33.5%

As of June 30, 2012, the Company had state research and development tax credit carryforwards of $6,195,000. The state research and development tax credits will carryforward to offset future state income taxes. $3,563,000 of the state research and development tax credit carryforwards were attributable to excess tax deductions from stock options exercises, and were not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at July 1, 2009	$3,999
Gross increases:
For current year’s tax positions	1,059
For prior years’ tax positions	1,084
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(313)
For prior year' tax positions	—
Balance at June 30, 2010	5,829
Gross increases:
For current year’s tax positions	2,010
For prior years’ tax positions	216
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(1,108)
For prior years’ tax positions	(398)
Balance at June 30, 2011	6,549
Gross increases:
For current year’s tax positions	1,302
For prior years’ tax positions	501
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(225)
For prior years’ tax positions	(102)
Balance at June 30, 2012	$8,025
__________________________

*	excludes interest, penalties, federal benefit of state reserves

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $6,724,000 and $5,546,000 as of June 30, 2012 and 2011, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of June 30, 2012 and 2011, the Company had accrued $889,000 and $604,000 for the payment of interest and penalties relating to unrecognized tax benefits, respectively. During fiscal year 2012, 2011 and 2010, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. In September 2011, the Internal Revenue Service met with the Company to commence a pre-examination of the federal income tax returns for tax years 2007 through 2009. The Company does not expect a resolution to be reached during the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. The statutes of limitation in state jurisdictions remain open in general for tax years 2007 through 2012. The major foreign jurisdictions remain open for examination in general for tax years 2002 through 2012.

Note 12.        Commitments and Contingencies

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

In addition to the above, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company defends itself vigorously against any such claims. In management’s opinion, the resolution of any matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2014. As of June 30, 2012, these remaining non-cancellable commitments were $355,582,000, which will be paid through March 2014.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $223,395,000, which will be paid through March 2014. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and allow the Company to purchase these components at market-competitive rates. Product mix for these components may be negotiated quarterly.

Lease Commitments—The Company leases offices and equipment under noncancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	Balance as of June 30, 2012
	Capital Leases	Operating Leases
Year ending June 30, 2013	$38	$3,070
Year ending June 30, 2014	16	2,520
Year ending June 30, 2015	6	2,459
Year ending June 30, 2016	3	830
Year ending June 30, 2017	1	118
Thereafter	—	—
Total minimum lease payments	64	$8,997
Less: Amounts representing interest	6
Present value of minimum lease payments	58
Less: Long-term portion	22
Current portion	$36

Rent expense for the years ended June 30, 2012, 2011 and 2010, was $3,444,000, $3,084,000 and $2,545,000, respectively.

Note 13.        Retirement Plan

The Company sponsors a 401(k) savings plan for eligible U.S. employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2012, 2011 and 2010.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a defined contribution plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by the Company. For the years ended June 30, 2012, 2011 and 2010, the Company’s matching contribution was $115,000, $93,000 and $66,000, respectively.

The Company maintains a defined benefit pension plan of Super Micro Computer, Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. Plan assets of the funded defined benefit pension plan are deposited into a government-managed account in which the Company has no control over investment strategy. For the years ended June 30, 2012, 2011 and 2010, the Company’s contribution was $509,000, $350,000 and $234,000, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the years ended June 30, 2012, 2011 and 2010, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2012	2011	2010
Net sales:
United States	$589,709	$549,755	$433,618
Europe	221,373	201,518	156,268
Asia	175,980	159,457	106,973
Other	26,812	31,852	24,579
	$1,013,874	$942,582	$721,438

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	June 30,
	2012	2011
Long-lived assets:
United States	$63,709	$59,531
Asia	33,257	14,382
Europe	453	525
	$97,419	$74,438

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2012		2011		2010
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$447,000	44.1%	$351,282	37.3%	$245,209	34.0%
Subsystems and accessories	566,874	55.9%	591,300	62.7%	476,229	66.0%
Total	$1,013,874	100.0%	$942,582	100.0%	$721,438	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales as of June 30, 2012 and 2011. No customer accounted for 10% or more of accounts receivable as of June 30, 2012 and 2011.

Note 15.        Quarterly Financial Data (Unaudited)

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

	Three Months Ended
	Sep. 30, 2011	Dec. 31 2011	Mar. 31 2012	Jun. 30 2012
	(In thousands, except per share data)
Net sales	$247,885	$249,915	$240,178	$275,896
Gross profit	$39,626	$42,614	$40,729	$42,448
Net income	$8,492	$8,774	$7,077	$5,510
Net income per common share:
Basic	$0.21	$0.21	$0.17	$0.13
Diluted	$0.19	$0.20	$0.16	$0.12

	Three Months Ended
	Sep. 30, 2010	Dec. 31 2010	Mar. 31 2011	Jun. 30 2011
	(In thousands, except per share data)
Net sales	$207,178	$240,813	$234,288	$260,303
Gross profit	$33,037	$40,179	$37,856	$40,032
Net income	$7,217	$11,569	$10,696	$10,731
Net income per common share:
Basic	$0.19	$0.30	$0.28	$0.27
Diluted	$0.17	$0.27	$0.25	$0.24

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2012. The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.:

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2012 of the Company and our report dated September 13, 2012 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to significant related party transactions and regarding the retrospective adoption of new accounting guidance related to the presentation of comprehensive income.

/s/ Deloitte & Touche, LLP
San Jose, California
September 13, 2012

Item 9B.    Other Information

None.
PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

Our executive officers and their ages and their positions as of August 28, 2012, are as follows:

Name	Age	Position(s)
Charles Liang	54	Chairman of the Board, President and Chief Executive Officer
Howard Hideshima	53	Chief Financial Officer
Phidias Chou	54	Vice President, Worldwide Sales
Yih-Shyan (Wally) Liaw	57	Vice President of International Sales, Secretary and Director
Chiu-Chu (Sara) Liu Liang	50	Vice President of Operations, Treasurer and Director
Laura Black(1)(4)	51	Director
Gregory K. Hinckley(1)(4)	65	Director
Hwei-Ming (Fred) Tsai(1)(2)(3)(4)	56	Director
Sherman Tuan(2)(3)(4)	58	Director
__________________________

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Non-Management Directors

Laura Black has been a member of our board of directors since April 2012. Ms. Black has over twenty years experience in high technology, business strategy and finance. Since March 1999, she has served as a Managing Director of Needham & Company, LLC, a full service investment banking firm. At Needham, she has raised public and private equity capital for numerous technology companies and served as strategic financial advisor on multiple M&A transactions. From July 1995 to February 1999, she served as a Managing Director and Corporate Finance at Black & Company, a regional investment bank subsequently acquired by Wells Fargo Van Kasper. From July 1993 to June 1995, Ms. Black served as a Director for TRW Avionics & Surveillance Group where she evaluated acquisition candidates, managed direct investments and raised venture capital to back spin-off companies. From August 1983 to August 1992, she worked at TRW as an electrical engineer designing spread spectrum communication systems. Ms. Black holds a BSEE from University of California at Davis, an MSEE from Santa Clara University and an MS Management from Stanford. Our Governance Committee concluded that Ms. Black should serve on the Board based on her skills, experience and qualifications in capital finance, her financial literacy and her familiarity with technology businesses.

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

Sherman Tuan has been a member of our board of directors since February 2007. Mr. Tuan is founder of PurpleComm, Inc. (doing business as 9x9Network), a provider of new media for internet TV services, where he has served as Chief Executive Officer since January 2005 and Chairman of the Board since June 2003. He has served as Chief Executive Officer of Purple Communications Limited, an investment holding company since April 2002. From September 1999 to May 2002, he was director of Metromedia Fiber Network, Inc., a fiber optical networking infrastructure provider. Mr. Tuan was co-founder of AboveNet Communications, Inc., an internet connectivity solutions provider, where he served as President from March 1996 to January 1998, Chief Executive Officer from March 1996 to May 2002 and director from March 1996 to September 1999. Mr. Tuan received a B.S. degree in Electrical Engineering from Feng-Chia University in Taiwan. Our Governance Committee concluded that Mr. Tuan should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his familiarity with the Company’s business.

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
The current composition of the board is:

Class I Directors (terms expiring at the 2013 annual meeting)	Charles Liang Sherman Tuan
Class II Directors (terms expiring at the 2014 annual meeting)	Yih-Shyan (Wally) Liaw Laura Black Gregory K. Hinckley
Class III Directors (terms expiring at the 2012 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

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

Based on these standards, our board of directors has determined that four of its current seven members are independent directors under the applicable listing standards of the NASDAQ Global Select Market, namely Gregory K. Hinckley, Hwei-Ming (Fred) Tsai, Laura Black and Sherman Tuan. In assessing the independence of Mr. Hinckley, the Board considered an immaterial level of transactions with Mentor Graphics.

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend our annual meeting of stockholders. Two of our then directors attended our annual meeting of stockholders held during fiscal 2012. The board of directors held five meetings during fiscal year 2012, of which four were regularly scheduled meetings and acted by unanimous written consent one time during fiscal year 2012. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2012.

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

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Gregory K. Hinckley (1)	Sherman Tuan(1)	Hwei-Ming (Fred) Tsai(1)
Hwei-Ming (Fred) Tsai	Hwei-Ming (Fred) Tsai	Sherman Tuan
Laura Black

__________________________

(1)	Committee Chairperson

Audit Committee

The Audit Committee has three members. The Audit Committee met four times in fiscal year 2012, each of which were regularly scheduled quarterly meetings. In April 2012, Mr. Hayes, ceased to be the Chairperson of the Audit Committee and a member of our board of directors. There were no disagreements with Mr. Hayes on any matter relating to the Company's operations, policies or practices. In April 2012, our board of directors appointed Gregory K. Hinckley to be the Chairperson of our Audit Committee and also appointed Laura Black to be a third independent member to serve on our Audit Committee. Our board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing standards of Nasdaq and the rules of the SEC. Our board has also determined that each member of our Audit Committee is a “financial expert” as defined under applicable SEC rules.

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

Compensation Committee

The Compensation Committee has two members and met four times in fiscal year 2012. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing standards of Nasdaq.

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

Nominating and Corporate Governance Committee

The Governance Committee has two members and met five times in fiscal year 2012. The Governance Committee is comprised solely of non-employee directors. Our board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing standards of Nasdaq.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal year 2012, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2012 transactions in our common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2012, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year, other than one late report made by each of Charles Liang, Chiu-Chu (Sara) Liu Liang, Yih-Shyan (Wally) Liaw, Phidias Chou and Laura Black in each case with respect to one transaction.

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

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of Charles Liang, our President and Chief Executive Officer, and Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by one or more of Mr. Liang, Mr. Hideshima and Robert Aeschiman, our General Counsel. However, Messrs. Liang and Hideshima do not attend the portion of meetings during which their own performance or compensation is being discussed. Mr. Liang, Mr. Hideshima and Mr. Aeschiman support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In August 2011, as part of making an overall assessment of each individual’s role and performance, and structuring our compensation programs for fiscal year 2012, the Committee reviewed recommendations of management as well as publicly available peer group compensation data.

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

The Compensation Committee considers various sources of competitive data when determining executive compensation levels, including compensation data from a sampling of public companies and public compensation surveys. For fiscal year 2012, the sample of companies consisted of the following companies:

Adaptec Corporation	Network Appliance, Inc.
Blue Coat Systems, Inc.	Network Engines, Inc.
Brocade Communications Systems, Inc.	Quantum Corporation
Dot Hill Systems Corp.	RadiSys Corporation
Emulex Corp.	Riverbed Technology, Inc.
Extreme Networks, Inc.	Silicon Graphics International
Juniper Network, Inc.	STEC, Inc.
LSI Corp.

In selecting the companies for inclusion in the sample, the following factors were considered: industry, net revenues, operating income and whether the company may compete against us for executive talent. These companies ranged in annual revenue from approximately $197.6 million to $6.2 billion. In addition to gathering data specific to the above listed companies, the Compensation Committee also reviewed public surveys of compensation practices.

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

Role of Executive Officers in the Compensation Process

Management provides recommendations to the Compensation Committee on issues such as compensation program design, and evaluations of executive and Company performance. In Fiscal year 2012, the Compensation Committee also had access to competitive data collected by management. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our executive officers rests with the Compensation Committee.

Fiscal Year 2012 Executive Officer Compensation Components

For fiscal year 2012, the principal components of compensation for our executive officers were:

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

In August 2011, the Compensation Committee met to review the base salaries of our executive officers for fiscal year 2012. In determining base salaries for fiscal year 2012, the Compensation Committee decided to increase the base salary of our executive officers other than the Chief Executive officer after taking into account the recommendations of our Chief Executive Officer and taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of each position and an annual review of the contribution and experience of each executive officer. For the Chief Executive Officer, the Compensation Committee considered substantially the same sort of information, as well as the size of the company and the Chief Executive Officer’s stock ownership, and determined to increase the base salary of the Chief Executive Officer. Based upon its review, the Compensation Committee approved increases in base salaries for our executive officers set forth below. The base salary increases were comparable to the average percentage base salary increases granted to our employees.

	Principal Position	2011 Base Salary	2012 Base Salary	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$286,598	$295,196	3.0%
Howard Hideshima	Chief Financial Officer	$258,511	$268,851	4.0%
Phidias Chou	Vice President, Worldwide Sales	$225,500	$234,520	4.0%
Yih-Shyan (Wally) Liaw	Vice President, International Sales, Corporate Secretary and Director	$178,080	$185,203	4.0%
Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer, and Director	$176,400	$183,456	4.0%

Quarterly Bonus. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Committee. Bonuses are not awarded based upon any specific plan or formula, but are subjectively determined based upon our performance during the quarter and the individual’s contributions. Historically these bonuses have ranged from zero to an amount equal to two weeks of base salary. For fiscal year 2012, no quarterly bonus was granted to our executive officers.

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

In fiscal year 2012, the Compensation Committee approved grants of additional options to Mrs. Liang, Mr. Chou and Mr. Liaw as part of the Compensation Committee’s review of all employee grant levels.

The Role of Stockholder Say-on-Pay Votes. Our board of directors, the Compensation Committee, and our management value the opinions of our stockholders. Although the advisory stockholder vote on executive compensation is non-binding, the Compensation Committee has considered and will continue to consider, the outcome of the vote when making future compensation decisions for named executive officers. At our annual meeting of stockholders held on February 8, 2011, approximately 97.1% of the stockholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, while only approximately 0.4% voted against (with approximately 2.5% abstaining). The Committee believes that the stockholder vote endorses the compensation philosophy of the Company and did not make any changes to our executive compensation program as a result of the vote results.

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

Sherman Tuan, Chair
Hwei-Ming (Fred) Tsai

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, our Chief Financial Officer and to our other most highly compensated executive officers who were the only executive officers whose total annual salary and bonus exceeded $100,000 in fiscal year 2012, for services rendered in all capacities to us during fiscal year 2012, 2011 and 2010. We refer to these officers as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Charles Liang	2012	$295,097	$—	$—	$—	$—	$—	$16,741	(5)	$311,838
President, Chief Executive Officer and Chairman of the Board	2011	286,598	—	—	1,116,206	—	—	1,546	(5)	1,404,350
	2010	286,598	4,823	—	—	—	—	7,987	(5)	299,408

Howard Hideshima	2012	263,624	—	—	—	—	—	7,730	(5)	271,354
Chief Financial Officer	2011	254,231	4,850	—	412,361	—	—	4,634	(5)	676,076
	2010	253,331	3,638	—	—	—	—	5,316	(5)	262,285

Phidias Chou	2012	234,396	—	—	275,028	—	—	9,735	(5)	519,159
Vice President, Worldwide Sales	2011	225,271	3,250	—	—	—	—	5,447	(5)	233,968
	2010	214,299	4,156	—	182,011	—	—	4,625	(5)	405,091

Yih-Shyan (Wally) Liaw	2012	185,160	—	—	209,562	—	—	10,402	(5)	405,124
Vice President, International Sales, Corporate Secretary and Director	2011	177,727	—	—	108,436	—	—	6,832	(5)	292,995
	2010	169,600	2,854	—	—	—	—	3,341	(5)	175,795

Chiu-Chu (Sara) Liu Liang	2012	183,416	—	—	207,208	—	—	6,784	(5)	397,408
Vice President of Operations, Treasurer and Director	2011	175,900	—	—	—	—	—	5,379	(5)	181,279
	2010	168,000	2,423	—	206,692	—	—	673	(5)	377,788

__________________________

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers.

(2)
The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2012 included in our Annual Report on Form 10-K.

(3)	In accordance with the adopted SEC rules, the amounts previously reported in the “Option Awards” column for fiscal year 2010 have been revised to reflect the grant date fair values of the awards granted in such years, as determined in accordance with FASB ASC Topic 718, excluding the effect of forfeitures.

(4)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.

(5)	Amount reflects vacation and sick pay.

Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2012 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Phidias Chou	10/24/2011	—	—	—	—	6,150	(2)	$15.22	$43,370
	10/24/2011	—	—	—	—	32,850	(3)	15.22	231,658
Yih-Shyan (Wally) Liaw	4/23/2012	—	—	—	—	8,687	(4)	17.29	67,425
	4/23/2012	—	—	—	—	18,313	(5)	17.29	142,137
Chiu-Chu (Sara) Liu Liang	1/23/2012					29,000	(6)	17.09	207,208

__________________________

(1)	Represents the fair value of each stock option and award as of the date of grant, computed in accordance with ASC Topic 718.

(2)	These incentive stock options vest at the rate of 25% on July 1, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2015.

(3)	These non-qualified stock options vest at the rate of 25% on July 1, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2015.

(4)	These incentive stock options vest at the rate of 25% on March 29, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 29, 2016.

(5)	These non-qualified stock options vest at the rate of 25% on March 29, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 29, 2016.

(6)	These non-qualified stock options vest at the rate of 25% on December 12, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2015.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table provides information concerning the outstanding equity-based awards as of June 30, 2012, and the option exercise price and expiration dates for each award, held by each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Charles Liang	600,000	(2)	—		$3.08	12/28/2014
	630,000	(3)	90,000	(3)	$10.66	3/4/2019
	33,000	(4)	99,000	(4)	$18.59	4/25/2021
							359,282	$5,698,213
Howard Hideshima	19,198	(5)	—		$13.89	11/17/2016
	110,802	(5)	—		$13.89	11/17/2016
	32,500	(6)	—		$10.19	4/26/2017
	—		4,964	(7)	$5.53	4/29/2019
	—		8,037	(7)	$5.53	4/29/2019
	28,306	(8)	28,308	(8)	$13.61	8/2/2020
	5,442	(8)	5,444	(8)	$13.61	8/2/2020
Phidias Chou	25,000	(9)	—		$3.25	9/30/2015
	16,875	(7)	5,625	(7)	$5.53	4/29/2019
	21,332	(10)	9,698	(10)	$8.36	10/26/2019
	13,041	(10)	5,929	(10)	$8.36	10/26/2019
	—		6,150	(11)	$15.22	10/24/2021
	—		32,850	(11)	$15.22	10/24/2021
Yih-Shyan (Wally) Liaw	30,000	(12)	—		$2.53	3/31/2014
	30,635	(13)	—	(13)	$7.46	4/28/2018
	30,275	(13)	—	(13)	$7.46	4/28/2018
	4,409	(14)	5,670	(14)	$13.61	8/2/2020
	3,355	(14)	4,316	(14)	$13.61	8/2/2020
	—		18,313	(15)	$17.29	4/23/2022
	—		8,687	(15)	$17.29	4/23/2022
Chiu-Chu (Sara) Liu Liang	200,000	(16)	—		$1.25	12/23/2012
	64,800	(17)	—		$3.50	12/30/2015
	15,225	(7)	5,075	(7)	$5.53	4/29/2019
	12,259	(18)	7,356	(18)	$11.81	1/25/2020
	13,115	(18)	7,870	(18)	$11.81	1/25/2020
	—		29,000	(19)	$17.09	1/23/2022

__________________________

(1)	Market value based upon the closing price of our common stock of $15.86 on June 30, 2012 multiplied by the number of restricted stock awards.

(2)	Options vested at the rate of 25% on November 1, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2008.

(3)	Options vested at the rate of 25% on November 1, 2009 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2012.

(4)	Options vested at the rate of 25% on April 25, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 25, 2015.

(5)	Options vested at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2010.

(6)	Options vested at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares were fully vested on April 26, 2011.

(7)	Options vested at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 29, 2013.

(8)	Options vested at the rate of 25% on May 8, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2014.

(9)	Options vested at the rate of 25% on July 1, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2009.

(10)	Options vested at the rate of 25% on July 1, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2013.

(11)	Options vest at the rate of 25% on July 1, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2015.

(12)	Options vested at the rate of 25% on March 30, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2008.

(13)	Options vested at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2012.

(14)	Options vested at the rate of 25% on August 2, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on August 2, 2014.

(15)	Options vest at the rate of 25% on March 29, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 29, 2016.

(16)	Options vested at the rate of 25% on December 11, 2002 and 1/16th per quarter thereafter, such that the shares were fully vested on December 11, 2005.

(17)	Options vested at the rate of 25% on December 12, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on December 12, 2009.

(18)	Options vested at the rate of 25% on December 12, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2013.

(19)	Options vest at the rate of 25% on December 12, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2015.

Option Exercises and Stock Vested During Fiscal Year 2012

The following table sets forth the dollar amounts realized pursuant to the exercise or vesting of equity-based awards by our named executive officers during fiscal year 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	—	$—	179,641	$2,374,854
Howard Hideshima	28,999	$286,912	—	$—
Phidias Chou	29,000	$384,856	—	$—
Yih-Shyan (Wally) Liaw	60,000	$793,883	—	$—
Chiu-Chu (Sara) Liu Liang	—	$—	—	$—

__________________________

(1)	Based on the difference between the closing price of our common stock on the date of exercise and the exercise price.

(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

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

The following table shows for the fiscal year ended June 30, 2012 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward J. Hayes, Jr.	$48,750	—	$53,624	—	—	—	$102,374
Gregory K. Hinckley	$48,125	—	$125,313	—	—	—	$173,438
Hwei-Ming (Fred) Tsai	$50,000	—	$35,749	—	—	—	$85,749
Laura Black	$10,625	—	$139,708	—	—	—	$150,333
Sherman Tuan	$47,500	—	$35,749	—	—	—	$83,249

__________________________

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2012.

(2)
The dollar amount in this column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2012 included in our Annual Report on Form 10-K.

The table below sets forth the aggregate number of option awards held by our non-employee directors as of June 30, 2012.

Name	Option Awards
Gregory K. Hinckley	48,000
Hwei-Ming (Fred) Tsai	50,000
Laura Black	18,000
Sherman Tuan	44,500

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 28, 2012 by:

•	each of the named executive officers;

•	each of our directors;

•	all directors and executive officers as a group; and

•	all person known to us beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	9,725,670	22.4%
Howard Hideshima(5)	203,716	*
Phidias Chou(5)	96,090	*
Chiu-Chu (Sara) Liang(6)	9,725,670	22.4%
Yih-Shyan (Wally) Liaw(7)	3,402,672	8.1%
Gregory K. Hinckley(5)	30,375	*
Hwei-Ming (Fred) Tsai(8)	374,125	*
Laura Black(5)	—	*
Sherman Tuan(5)	39,500	*
All directors and executive officers as a group (9 persons)(9)	13,872,148	31.5%
5% Holder Not Listed Above:
FMR LLC(10)	6,068,877	14.5%
__________________________

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock

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

(3)
Calculated on the basis of 41,837,324 shares of common stock outstanding as of August 28, 2012, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after August 28, 2012 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.

(4)
Includes 1,324,500 shares issuable upon the exercise of options exercisable within 60 days after August 28, 2012. Also includes 3,384,468 shares jointly held by Mr. Liang and his spouse for which 600,000 shares are pledged as security for Mr. and Mrs. Liang's credit line at UBS, 592,027 shares held by Mr. Liang are pledge as security for Mr. Liang's credit line at Merrill Lynch, 15,000 shares held by Green Earth Charitable Trust, for which Mrs. Liang serves as trustee, 6,100 shares held by Mr. Liang’s daughter, 24,400 shares held by Mr. Liang’s children, for which Mrs. Liang serves as custodian, 479,121 shares held directly by Mrs. Liang and 309,204 shares issuable upon the exercise of options held by Mrs. Liang and exercisable within 60 days after August 28, 2012. See footnote 6.

(5)	Consists of shares issuable upon the exercise of options exercisable within 60 days after August 28, 2012.

(6)
Includes 309,204 shares issuable upon the exercise of options exercisable within 60 days after August 28, 2012. Also includes 3,384,468 shares jointly held by Mr. Liang and his spouse for which 600,000 shares are pledged as security for Mr. and Mrs. Liang's credit line at UBS, 15,000 shares held by Green Earth Charitable Trust, 6,100 shares held by Mrs. Liang’s daughter, 24,400 shares held by Mrs. Liang’s children, for which Mrs. Liang serves as custodian, 4,182,877 shares held by Charles Liang, Mrs. Liang’s spouse, for which 592,027 shares are pledged as security for Mr. Liang's credit line at Merrill Lynch, and 1,324,500 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after August 28, 2012. See footnote 4.

(7)
Includes 99,784 shares issuable upon the exercise of options exercisable within 60 days after August 28, 2012. 3,205,379 shares held by Liaw Family Trust, for which Mr. Liaw and his spouse serve as trustees, 11,300 shares held by Mr. Liaw’s daughters, 69,807 shares held by Mrs. Liaw, and 16,402 shares issuable upon the exercise of options granted to Mrs. Liaw, exercisable within 60 days after August 28, 2012.

(8)
Includes 45,000 shares issuable upon the exercise of options exercisable within 60 days after August 28, 2012. Also includes 295,000 shares held by Tsai Family Trust, for which Mr. Hwei Ming (Fred) Tsai and his spouse serve as trustees.

(9)	Includes 2,164,571 shares issuable upon the exercise of options exercisable within 60 days after August 28, 2012.

(10)
The information with respect to the holdings of FMR LLC ("FMR") is based solely on Schedule 13G/A filed February 14, 2012 by FMR. FMR has the sole power to vote and dispose of all of such shares. The address for FMR is 82 Devonshire Street, Boston, Massachusetts 02109.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any options under the 1998 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2012:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	11,302,228	$10.36	899,288	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	11,302,228	$10.36	899,288
__________________________

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

Stock Option Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option grants to our directors and named executive officers in fiscal 2012.

Transactions with Ablecom Technology Inc.

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of our major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.0% of our common stock. Charles Liang served as a Director of Ablecom during our fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of us, collectively own approximately 10.5% of Ablecom , while Steve Liang and other family members own approximately 35.9% of Ablecom at June 30, 2012 and 2011.

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

Ablecom’s net sales to us and its net sales of our products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2012, 2011 and 2010, we purchased products from Ablecom totaling $168,744,000, $155,430,000 and $124,466,000. For fiscal year 2012, 2011 and 2010, we sold products to Ablecom totaling $12,229,000, $11,017,000 and $10,190,000, respectively.

Amounts owed to us by Ablecom as of June 30, 2012 and 2011, were $1,036,000 and $527,000, respectively. Amounts owed to Ablecom by us as of June 30, 2012 and 2011, were $51,470,000 and $34,210,000, respectively. In fiscal year 2012, we have paid Ablecom the majority of invoiced dollars between 51 and 91 days of invoice. For the years ended June 30, 2012, 2011 and 2010, we received $249,000, $55,000 and $164,000, respectively, from Ablecom for penalty charges and paid $5,042,000, $4,052,000 and $3,352,000, respectively, for tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

Our exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to us. Outstanding purchase orders with Ablecom were $63,151,000 and $38,326,000 at June 30, 2012 and 2011, respectively, representing the maximum exposure to loss relating to (a) above. We do not have any direct or indirect guarantees of losses of Ablecom.

In fiscal year 2011, Ablecom paid for a land deposit in Taiwan on behalf of the Company in the amount of $4,510,000 which the Company repaid Ablecom in March 2011. The amount paid to Ablecom of $4,510,000 represented Ablecom’s cost and the fair market value of the land.

In May 2012, the Company and Ablecom jointly established Super Micro Management Consulting, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. The Management Company had no business operations as of June 30, 2012.

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2012

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below during the fiscal years 2012 and 2011. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved 100% of the services described below.

	Fiscal Year Ended 6/30/12	Fiscal Year Ended 6/30/11
Audit Fees(1)	$1,290,000	$1,190,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,290,000	$1,190,000

__________________________

(1)
Audit fees consist of the aggregate fees for professional services rendered for the audit of our fiscal 2012 and 2011 consolidated financial statements, review of interim consolidated financial statements and certain statutory audits.

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

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

SUPER MICRO COMPUTER, INC.

Date:	September 13, 2012	/s/ CHARLES LIANG
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

Signature	Title	Date
/s/ CHARLES LIANG	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 13, 2012
Charles Liang
/s/ HOWARD HIDESHIMA	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2012
Howard Hideshima
/s/ CHIU-CHU (SARA) LIU LIANG	Vice President of Operations, Treasurer and Director	September 13, 2012
Chiu-Chu (Sara) Liu Liang
/s/ YIH-SHYAN (WALLY) LIAW	Vice President of International Sales, Secretary and Director	September 13, 2012
Yih-Shyan (Wally) Liaw
/s/ HWEI-MING (FRED) TSAI	Director	September 13, 2012
Hwei-Ming (Fred) Tsai
/s/ LAURA BLACK	Director	September 13, 2012
Laura Black
/s/ SHERMAN TUAN	Director	September 13, 2012
Sherman Tuan
/s/ GREGORY K. HINCKLEY	Director	September 13, 2012
Gregory K. Hinckley

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)
3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)
4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)
10.1*	1998 Stock Option Plan, as amended(1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)
10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)
10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)
10.5*	2006 Equity Incentive Plan(1)
10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.9*	Form of directors’ and officers’ Indemnity Agreement(1)
10.10*	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)
10.11*	Offer Letter for Alex Hsu(1)
10.12*	Offer Letter for Howard Hideshima(1)
10.13*	Director Compensation Policy(1)
10.14	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)
10.15*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)
10.16*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)
10.17*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)
10.18	Agreement of Purchase and Sale(3)
10.19*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)
10.20*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Chiu-Chu Liang(5)
10.21*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)
10.22	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California(6)
10.23	Business Loan Agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America(7)
10.24	Amendment No.1 to Loan Agreement, dated August 15, 2011 between Super Micro Computer, Inc. and Bank of America (10)
10.25	Amendment No. 2 to Loan Agreement, dated October 4, 2011 between Super Micro Computer, Inc. and Bank of America (10)
10.26*	2006 Equity Incentive Plan, as amended(8)
21.1	Subsidiaries of Super Micro Computer, Inc.(1)
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included in signature pages)
31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
__________________________

+	Filed herewith

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

(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 011-33383) filed with the Securities and Exchange Commission on November 7, 2011.

*	Management contract, or compensatory plan or arrangement