Form 10-Q
period 2012-12-31
Super Micro Computer, Inc.
filed 2013-02-06
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 24, 2013, there were 42,080,357 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012

PART I: FINANCIAL INFORMATION

Item 1.
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$88,398	$80,826
Accounts receivable, net of allowances of $1,071 and $1,106 at December 31, 2012 and June 30, 2012, respectively (including amounts receivable from a related party of $618 and $1,036 at December 31, 2012 and June 30, 2012, respectively)	118,912	102,014
Inventory	243,597	276,599
Deferred income taxes-current	14,361	12,638
Prepaid income taxes	4,338	3,478
Prepaid expenses and other current assets	5,889	6,357
Total current assets	475,495	481,912
Long-term investments	2,650	2,923
Property, plant and equipment, net	96,712	97,419
Deferred income taxes-noncurrent	5,707	3,459
Other assets	3,003	3,390
Total assets	$583,567	$589,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $37,203 and $51,470 at December 31, 2012 and June 30, 2012, respectively)	$149,441	$173,991
Accrued liabilities	32,015	30,401
Income taxes payable	2,799	2,754
Short-term debt and current portion of long-term debt	29,195	13,362
Total current liabilities	213,450	220,508
Long-term debt-net of current portion	7,933	19,395
Other long-term liabilities	10,764	10,849
Total liabilities	232,147	250,752
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 42,514,990 and 42,034,416 at December 31, 2012 and June 30, 2012, respectively	150,870	143,806
Treasury stock (at cost), 445,028 shares at December 31, 2012 and June 30, 2012	(2,030)	(2,030)
Accumulated other comprehensive loss	(52)	(76)
Retained earnings	202,464	196,651
Total Super Micro Computer, Inc. stockholders' equity	351,252	338,351
Noncontrolling interest	168	—
Total stockholders' equity	351,420	338,351
Total liabilities and stockholders' equity	$583,567	$589,103

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales (including related party sales of $2,898 and $2,643 in the three months ended December 31, 2012 and 2011, respectively, and $5,791 and $5,478 in the six months ended December 31, 2012 and 2011, respectively)	$291,487	$249,915	$562,194	$497,800
Cost of sales (including related party purchases of $38,683 and $38,340 in the three months ended December 31, 2012 and 2011, respectively, and $87,940 and $75,733 in the six months ended December 31, 2012 and 2011, respectively)	251,365	207,301	487,057	415,560
Gross profit	40,122	42,614	75,137	82,240
Operating expenses:
Research and development	18,824	15,657	37,045	29,481
Sales and marketing	7,945	8,032	16,711	15,742
General and administrative	5,745	5,207	12,091	9,785
Total operating expenses	32,514	28,896	65,847	55,008
Income from operations	7,608	13,718	9,290	27,232
Interest and other income, net	7	20	22	37
Interest expense	(152)	(173)	(307)	(367)
Income before income tax provision	7,463	13,565	9,005	26,902
Income tax provision	2,549	4,791	3,192	9,636
Net income	$4,914	$8,774	$5,813	$17,266
Net income per common share:
Basic	$0.12	$0.21	$0.14	$0.42
Diluted	$0.11	$0.20	$0.13	$0.39
Weighted-average shares used in calculation of net income per common share:
Basic	41,893	40,555	41,780	40,456
Diluted	43,431	43,816	43,819	43,603

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$4,914	$8,774	$5,813	$17,266
Other comprehensive income, net of tax:
Foreign currency translation gains	4	—	8	—
Unrealized gains on investments	16	—	16	95
Total other comprehensive income	20	—	24	95
Comprehensive income	$4,934	$8,774	$5,837	$17,361

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$5,813	$17,266
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,974	3,147
Stock-based compensation expense	5,812	4,837
Excess tax benefits from stock-based compensation	(785)	(1,084)
Allowance for doubtful accounts	75	25
Provision for inventory	6,313	3,902
Deferred income taxes	(3,982)	(421)
Exchange loss	278	—
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $418 and $212 during the six months ended December 31, 2012 and 2011, respectively)	(16,973)	4,880
Inventory	26,689	(4,551)
Prepaid expenses and other assets	699	(813)
Accounts payable (including changes in related party balances of $(14,267) and $(1,658) during the six months ended December 31, 2012 and 2011, respectively)	(25,094)	1,887
Income taxes payable, net	679	5,962
Accrued liabilities	2,203	1,345
Other long-term liabilities	(98)	508
Net cash provided by operating activities	5,603	36,890
INVESTING ACTIVITIES:
Restricted cash	(12)	(29)
Proceeds from investments	300	1,675
Purchases of property, plant and equipment	(2,790)	(18,260)
Land deposit refund	—	2,868
Net cash used in investing activities	(2,502)	(13,746)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	780	1,926
Minimum tax withholding paid on behalf of an officer for restricted stock awards	(1,022)	(1,109)
Excess tax benefits from stock-based compensation	785	1,084
Proceeds from debt	20,641	31,021
Repayment of debt	(16,673)	(23,962)
Payment of obligations under capital leases	(18)	(18)
Advances (payments) under receivable financing arrangements	(584)	441
Contributions from noncontrolling interests	168	—
Net cash provided by financing activities	4,077	9,383
Effect of exchange rate fluctuations on cash	394	(93)
Net increase in cash and cash equivalents	7,572	32,434
Cash and cash equivalents at beginning of period	80,826	69,943
Cash and cash equivalents at end of period	$88,398	$102,377
Supplemental disclosure of cash flow information:
Cash paid for interest	$409	$376
Cash paid for taxes, net of refunds	$6,448	$3,485
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	$1,080	$2,114
Deposit applied to property acquisition	$—	$5,867

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2013.

As of December 31, 2012, the Company contributed $168,000 and owned a 50% interest in Super Micro Business Park, Inc. ("Management Company") in Taiwan. The Management Company was established to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. The Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. Therefore, the accounts of the Management Company have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2012 , $2,000 and $0 of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations, respectively.

Reclassification

The amount previously presented for short-term debt in the condensed balance sheets as of June 30, 2012 has been reclassified to combine with short-term debt and current portion of long-term debt to conform with the current period presentation. The amount previously presented for allowance for sales returns in the condensed consolidated statements of cash flows for the six months ended December 31, 2011 has been reclassified to combine with accounts receivable to conform with the current period presentation.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In the three and six months ended December 31, 2012, the Company granted options for the purchase of 502,620 and 1,064,400 shares under the 2006 Plan, respectively. As of December 31, 2012, the Company had 1,237,018 authorized shares available for future issuance under all of its equity incentive plans.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over five years. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 718,564 and 538,923 shares were vested as of December 31, 2012 and June 30, 2012, respectively.

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

The fair value of stock option grants for the three and six months ended December 31, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Risk-free interest rate	0.81%	1.10%	0.65% - 0.81%	1.10% - 1.32%
Expected life	5.11 years	5.02 years	5.03 - 5.11 years	5.01 - 5.02 years
Dividend yield	—%	—%	—%	—%
Volatility	51.57%	53.11%	51.29% - 51.57%	53.11% - 53.72%
Weighted-average fair value	$4.17	$7.05	$4.91	$6.82

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cost of sales	$224	$200	$464	$408
Research and development	1,632	1,328	3,262	2,600
Sales and marketing	389	362	793	640
General and administrative	664	617	1,293	1,189
Stock-based compensation expense before taxes	2,909	2,507	5,812	4,837
Income tax impact	(181)	(307)	(409)	(538)
Stock-based compensation expense, net	$2,728	$2,200	$5,403	$4,299

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $1,494,000 and $1,205,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the six months ended December 31, 2012 and 2011, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $785,000 and $1,084,000 in the six months ended December 31, 2012 and 2011, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option Activity

The following table summarizes stock option activity during the six months ended December 31, 2012 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2012	11,302,228	$10.36	6.50	$66,062
Granted	1,064,400	10.98
Exercised	(384,790)	2.03
Forfeited or cancelled	(144,100)	14.76
Outstanding at December 31, 2012	11,837,738	10.63	6.47	21,267
Options vested and expected to vest at December 31, 2012	11,421,088	10.52	6.37	21,173
Options vested and exercisable at December 31, 2012	8,063,393	9.12	5.41	20,200

The total pretax intrinsic value of options exercised was $2,190,000 and $3,068,000 for the three and six months ended December 31, 2012, respectively, and $1,709,000 and $2,134,000 for the three and six months ended December 31, 2011, respectively. As of December 31, 2012, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $21,788,000, which will be recognized over a weighted-average vesting period of approximately 2.34 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Award Activity

The following table summarizes the Company’s restricted stock award activity for the six months ended December 31, 2012:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2012	362,782	$10.72
Granted	—	—
Vested	(179,641)	10.66
Forfeited	—	—
Nonvested stock at December 31, 2012	183,141	$10.79

The total pretax intrinsic value of restricted stock awards vested was $0 and $2,190,000 for the three and six months ended December 31, 2012, respectively, and $0 and $2,375,000 for the three and six months ended December 31, 2011, respectively. In the six months ended December 31, 2012 and 2011, upon vesting, 179,641 shares of restricted stock awards were net share-settled such that the Company withheld 83,857 shares with value equivalent to an officer's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on the vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities were $1,022,000 and $1,109,000 in the six months ended December 31, 2012 and 2011, respectively, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The total intrinsic value of the outstanding restricted stock awards was $1,868,000 as of December 31, 2012. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 179,641 shares as of December 31, 2012.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Net Income Per Common Share

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Basic net income per common share calculation
Net income	$4,914	$8,774	$5,813	$17,266
Less: Undistributed earnings allocated to participating securities	(21)	(77)	(33)	(175)
Net income attributable to common shares—basic	$4,893	$8,697	$5,780	$17,091
Weighted-average number of common shares used to compute basic net income per common share	41,893	40,555	41,780	40,456
Basic net income per common share	$0.12	$0.21	$0.14	$0.42
Diluted net income per common share calculation
Net income	$4,914	$8,774	$5,813	$17,266
Less: Undistributed earnings allocated to participating securities	(21)	(71)	(31)	(162)
Net income attributable to common shares—diluted	$4,893	$8,703	$5,782	$17,104
Weighted-average number of common shares used to compute basic net income per common share	41,893	40,555	41,780	40,456
Dilutive effect of options to purchase common stock	1,538	3,261	2,039	3,147
Weighted-average number of common shares used to compute diluted net income per common share	43,431	43,816	43,819	43,603
Diluted net income per common share	$0.11	$0.20	$0.13	$0.39

For the three and six months ended December 31, 2012 and 2011, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 7,293,000 and 5,842,000 for the three and six months ended December 31, 2012, respectively, and 3,132,000 and 2,818,000 for the three and six months ended December 31, 2011, respectively.

Note 4.         Balance Sheet Components (in thousands)

Inventory:

	December 31,	June 30,
	2012	2012
Finished goods	$170,632	$203,498
Work in process	18,104	10,252
Purchased parts and raw materials	54,861	62,849
Total inventory	$243,597	$276,599

The Company recorded a provision for lower of costs or market and excess and obsolete inventory totaling $3,403,000 and $6,313,000 in the three and six months ended December 31, 2012, respectively, and $1,540,000 and $3,902,000 in the three and six months ended December 31, 2011, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	December 31,	June 30,
	2012	2012
Land	$41,709	$41,709
Buildings	43,979	43,983
Building and leasehold improvements	6,951	6,780
Machinery and equipment	25,138	22,629
Furniture and fixtures	4,633	4,449
Purchased software	5,070	4,794
	127,480	124,344
Accumulated depreciation and amortization	(30,768)	(26,925)
Property, plant and equipment, net	$96,712	$97,419

Other Assets:

As of December 31, 2012, other assets consist primarily of a long-term prepaid royalty license of $1,620,000, an investment in a privately held company of $750,000 and restricted cash of $453,000. As of June 30, 2012, other assets consist primarily of a long-term prepaid royalty license of $1,745,000, an investment in a privately held company of $750,000 and restricted cash of $441,000. Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required by the landlord of its warehouse lease in Fremont, California, bank guarantees for import duty required by custom authority of Taiwan and bank guarantees required by the landlord of its office leases in the Netherlands.

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Balance, beginning of period	$5,964	$4,400	$5,522	$4,710
Provision for warranty	3,384	2,955	6,492	5,148
Costs charged to accrual	(3,153)	(2,901)	(6,057)	(5,134)
Change in estimated liability for pre-existing warranties	32	287	270	17
Balance, end of period	$6,227	$4,741	$6,227	$4,741

Note 5.        Long-term Investments

As of December 31, 2012 and June 30, 2012, the Company held $2,650,000 and $2,923,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA or AA2 at December 31, 2012 and CAA3 at June 30, 2012. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not salable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, these auction rate securities have been classified as long-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of December 31, 2012 and June 30, 2012. The material factors used in preparing the discounted cash flow model are i) the discount rate utilized to present value the cash flows, ii) the time period until redemption and iii) the estimated rate of return. As of December 31, 2012, the discount rate, the time period until redemption and the estimated rate of return were 0.44%, 3 years and 1% to 3%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there was a recovery in fair value of its auction rate securities of $27,000 during the three and six months ended December 31, 2012 and $156,000 during the six months ended December 31, 2011, respectively. There was no change in fair value of its auction rate securities during the three months ended December 31, 2011. There was a cumulative total decline of $100,000 and $127,000 as of December 31, 2012 and June 30, 2012, respectively. That amount has been recorded as a component of other comprehensive income. As of December 31, 2012 and June 30, 2012, the Company has recorded an accumulated unrealized loss of $60,000 and $76,000, respectively, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. During the three and six months ended December 31, 2012, $300,000 of auction rate security were redeemed at par. During the three and six months ended December 31, 2011, $0 and $1,675,000 of the auction rate securities were redeemed at par, respectively.

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which does not have observable inputs for its auction rate securities as of December 31, 2012 and June 30, 2012. Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents and long-term investments as of December 31, 2012 and June 30, 2012 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,650	2,650
Total	$310	$—	$2,650	$2,960

June 30, 2012	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$411	$—	$—	$411
Auction rate securities	—	—	2,923	2,923
Total	$411	$—	$2,923	$3,334

The above table excludes $87,847,000 and $80,415,000 of cash and $753,000 and $500,000 of certificates of deposit held by the Company as of December 31, 2012 and June 30, 2012, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and six months ended December 31, 2012 and 2011.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Balance as of beginning of period	$2,923	$3,669	$2,923	$5,188
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	27	—	27	156
Sales and settlements at par	(300)	—	(300)	(1,675)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$2,650	$3,669	$2,650	$3,669

The Company's short-term certificates of deposit as of December 31, 2012 and June 30, 2012 were $59,000, and are grouped in prepaid expense and other assets.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of the Company’s long-term investments as of December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(100)	$2,650

	June 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$3,050	$—	$(127)	$2,923

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of December 31, 2012 and June 30, 2012, short-term and long-term debt of $37,128,000 and $32,757,000, respectively, are reported at amortized cost. These outstanding debts are classified at Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debts approximates amortized cost.

Note 7.        Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customer. Such sales transactions totaled $1,713,000 and $3,438,000 for the three and six months ended December 31, 2012, respectively, and $5,809,000 and $13,742,000 for the three and six months ended December 31, 2011, respectively. At December 31, 2012 and June 30, 2012, $34,000 and $618,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies. These financing arrangements bear interest at rates ranging from 0.80% to 1.0% and 0.80% to 1.15% per month depending on the customers’ payment terms at December 31, 2012 and June 30, 2012, respectively.

Note 8.        Short-term and Long-term Obligations

Short-term and long-term obligations as of December 31, 2012 and June 30, 2012 consisted of the following (in thousands):

	December 31,	June 30,
	2012	2012
Lines of credit	$10,899	$20,624
Building term loans	26,229	12,133
Total	37,128	32,757
Current portion	(29,195)	(13,362)
Long-term portion	$7,933	$19,395

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.21% at December 31, 2012. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly. In the six months ended December 31, 2011, the Company drew an additional $7,123,000 from the revolving line of credit with Bank of America for the construction of facilities in Taiwan and repaid $9,898,000. In the six months ended December 31, 2012, the Company drew an additional $5,600,000 from the revolving line of credit with Bank of America for its inventory purchases in Taiwan and repaid $5,246,000.

As of December 31, 2012 and June 30, 2012, the total outstanding borrowing under the Bank of America term loan was $10,733,000 and $12,133,000, respectively. The total outstanding borrowings under the Bank of America line of credit were $10,899,000 and $10,562,000 as of December 31, 2012 and June 30, 2012, respectively. The interest rates for these loans ranged from 1.26% to 1.71% per annum at December 31, 2012 and 1.29% to 1.81% per annum at June 30, 2012, respectively. As of June 30, 2012, borrowings denominated in Taiwanese dollars under the Bank of America line of credit were translated to U.S. dollars of $4,863,000. As of December 31, 2012, the Company paid off the borrowings denominated in Taiwanese dollars under the Bank of America line of credit. As of December 31, 2012, the unused revolving line of credit with Bank of America was $29,101,000.

China Trust Bank

In October 2011, the Company also obtained an unsecured revolving line of credit from China Trust Bank totaling NT$300,000,000 Taiwanese dollars, or $9,898,000 U.S. dollars equivalents, that matured on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which was adjusted monthly. In fiscal year 2012, the Company drew the full amount from this revolving line of credit to repay $9,898,000 of the revolving line of credit to Bank of America. The interest rate for the borrowing under this line of credit was 1.41% per annum at June 30, 2012.

In July 2012, the Company entered into a NT$450,000,000 Taiwanese dollars, or $14,912,000 U.S. dollars equivalents, credit facility with China Trust Bank. The credit facility provides for a one-year term loan. In July 2012, the Company drew NT$150,000,000 Taiwanese dollars, or $5,014,000 U.S. dollars equivalents, under the term loan. In addition, the Company borrowed under the term loan to pay down the outstanding revolving line of credit of NT$300,000,000 Taiwanese dollars, or $10,027,000 U.S. dollars equivalents. The term loan is secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly. The term loan matures on July 31, 2013. The Company used the proceeds from this term loan to repay $4,863,000 of the revolving line of credit to Bank of America. The interest rate for the term loan was 1.18% per annum at December 31, 2012. The total outstanding borrowings under the China Trust Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $15,496,000 as of December 31, 2012.

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

As of December 31, 2012 and June 30, 2012, the total assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan collateralizing the line of credit with Bank of America were $537,724,000 and $571,060,000, respectively. As of December 31, 2012 and June 30, 2012, total assets collateralizing the term loan with Bank of America were $17,928,000 and $18,043,000, respectively. As of December 31, 2012, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

As of December 31, 2012, the land and building located in Bade, Taiwan collateralizing the term loan with China Trust Bank was $27,915,000. There are no financial covenants associated with the term loan with China Trust Bank at December 31, 2012.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.0% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at December 31, 2012.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $38,683,000 and $87,940,000 and sold products to Ablecom totaling $2,898,000 and $5,791,000 for the three and six months ended December 31, 2012, respectively. The Company purchased products from Ablecom totaling $38,340,000 and $75,733,000 and sold products to Ablecom totaling $2,643,000 and $5,478,000 for the three and six months ended December 31, 2011, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2012 and June 30, 2012, were $618,000 and $1,036,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2012 and June 30, 2012, were $37,203,000 and $51,470,000, respectively. For the three and six months ended December 31, 2012, the Company paid Ablecom the majority of invoiced dollars between 55 and 100 days of invoice. For the three and six months ended December 31, 2012, the Company paid $1,483,000 and $2,867,000, respectively, for tooling assets and miscellaneous costs to Ablecom. For the three and six months ended December 31, 2011, the Company paid $1,760,000 and $2,735,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $62,761,000 and $63,151,000 at December 31, 2012 and June 30, 2012, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. As of December 31, 2012, the accounts of the Management Company have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2012, $2,000 and $0, respectively, of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10.        Income Taxes

The Company recorded provisions for income taxes of $2,549,000 and $3,192,000 for the three and six months ended December 31, 2012, respectively, and $4,791,000 and $9,636,000 for the three and six months ended December 31, 2011. The effective tax rate was 34.2% and 35.4% for the three and six months ended December 31, 2012, respectively, and 35.3% and 35.8% for the three and six months ended December 31, 2011, respectively. The effective tax rates are estimated to be lower than the federal statutory rate primarily due to the release of unrecognized tax benefit as a result of lapse of statute of limitation in the foreign jurisdiction, in part offset by the impact of stock option expenses and the expiration of federal research and development tax credits on December 31, 2012.

As of December 31, 2012, the Company had a liability for gross unrecognized tax benefits of $8,754,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three and six months ended December 31, 2012, there was no material change in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2012, the Company had accrued $1,033,000 for the payment of interest and penalties relating to unrecognized tax benefits. During the three and six months ended December 31, 2012, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

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

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, the Company expects to recognize a benefit of approximately $2,486,000 for qualifying amounts incurred in the calendar year 2012. The benefit will be recognized in the period of enactment, which is the third quarter of fiscal year 2013.

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

Purchase Commitments — The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2016. As of December 31, 2012, these remaining non-cancellable commitments were $289,326,000, which will be paid through December 2015.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $157,860,000, which will be paid through March 2014. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market based rates.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2012 and 2011, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales:
United States	$156,533	$141,770	$291,359	$295,790
Europe	66,874	57,573	130,323	104,148
Asia	60,413	45,008	125,097	84,154
Other	7,667	5,564	15,415	13,708
	$291,487	$249,915	$562,194	$497,800

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	December 31,	June 30,
	2012	2012
Long-lived assets:
United States	$62,887	$63,709
Asia	33,359	33,257
Europe	466	453
	$96,712	$97,419

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$126,117	43.3%	$109,961	44.0%	$232,966	41.4%	$207,580	41.7%
Subsystems and accessories	165,370	56.7%	139,954	56.0%	329,228	58.6%	290,220	58.3%
Total	$291,487	100.0%	$249,915	100.0%	$562,194	100.0%	$497,800	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2012 and 2011. No customer accounted for 10% or more of accounts receivable as of December 31, 2012 and June 30, 2012.

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

Overview

We are a global leader in high-performance, high-efficiency server technology and green computing innovation. We develop and provide end-to-end green computing solutions for Enterprise IT, Datacenter, Cloud Computing, High Performance Computing, or HPC, and Embedded Systems worldwide. Our solutions include a range of complete rackmount, workstation, blade, storage, GPU systems, networking devises and full rack solutions, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. In recent years our growth in net sales has been driven by the growth in the market for application optimized server systems. Net sales of optimized servers were $126.1 million and $233.0 million for the three and six months ended December 31, 2012, respectively, and $110.0 million and $207.6 million for the three and six months ended December 31, 2011, respectively. Net sales of subsystems and accessories were $165.4 million and $329.2 million for the three and six months ended December 31, 2012, respectively, and $140.0 million and $290.2 million for the three and six months ended December 31, 2011, respectively. The increase in our net sales in the three and six months ended December 31, 2012 compared with the three and six months ended December 31, 2011 was primarily due to increased sales in subsystems and accessories and sales in server solutions with Intel's DP/QP Sandy Bridge processors including storage, Micro Cloud, FatTwin and GPU solutions.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $291.5 million and $562.2 million for the three and six months ended December 31, 2012, respectively, and $249.9 million and $497.8 million in the three and six months ended December 31, 2011, respectively. Our net income was $4.9 million and $5.8 million for the three and six months ended December 31, 2012, respectively, and $8.8 million and $17.3 million for the three and six months ended December 31, 2011, respectively. Our decrease in profitability in the three and six months ended December 31, 2012 was primarily attributable to a decrease in our gross profit resulting primarily from higher sales of storage solutions which contain higher content of lower margin hard disk drives and memory, higher research and development expenses incurred for new products relating to the Intel's DP/QP Sandy Bridge processors and FatTwin products and costs related to expansion of our operations overseas and in the United States.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived 55.0% and 54.8% of our net sales from products sold to distributors and derived 45.0% and 45.2% from sales to OEMs and to end customers for the three and six months ended December 31, 2012, respectively, and 55.8% of our net sales from products sold to distributors and 44.2% from sales to OEMs and to end customers for both three and six months ended December 31, 2011. None of our customers accounted for 10% or more of our net sales in the three and six months ended December 31, 2012 and 2011. We derived 53.7% and 51.8% of our net sales from customers in the United States for the three and six months ended December 31, 2012, respectively, and 56.7% and 59.4% for the three and six months ended December 31, 2011, respectively. We derived 46.3% and 48.2% of our net sales from customers outside the United States for the three and six months ended December 31, 2012, respectively, and 43.3% and 40.6% for the three and six months ended December 31, 2011, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 6.5% of our net sales for the three and six months ended December 31, 2012, and 6.3% and 5.9% for the three and six months ended December 31, 2011, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2013, we expect to continue to invest in expanding our operations both in San Jose, California and our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased our research and development operations in

Taiwan and increased our manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2012, our purchases from Ablecom represented 15.4% and 18.1%, respectively, compared to 18.5% and 18.2% of our cost of sales for the three and six months ended December 31, 2011, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the second quarter of fiscal year 2013:

•
Net cash provided by operating activities was $32.2 million and $5.6 million during the three and six months ended December 31, 2012, respectively, and $11.8 million and $36.9 million during the three and six months ended December 31, 2011, respectively. Our cash and cash equivalents, together with our investments, were $91.1 million at the end of the second quarter of fiscal year 2013, compared with $83.8 million at the end of fiscal year 2012. The increase in our cash and cash equivalents, together with our investments at the end of the second quarter of fiscal year 2013 was primarily due to an increase in cash provided by operating activities, primarily a reduction in inventory partially offset by a reduction in accounts payable, and an increase in cash provided by financing activities, offset in part by an increase in cash used by investing activities.

•
Days sales outstanding in accounts receivable (“DSO”) at the end of the second quarter of fiscal year 2013 was 37 days, compared with 33 days at the end of fiscal year 2012. The increase in DSO was primarily due to an increase in net sales to customers with longer net payment terms in the second quarter of fiscal year 2013.

•
Our inventory balance was $243.6 million at the end of the second quarter of fiscal year 2013, compared with $276.6 million at the end of fiscal year 2012. Days sales of inventory (“DSI”) at the end of the second quarter of fiscal year 2013 was 93 days, compared with 100 days at the end of fiscal year 2012. The decrease in our inventory balance and DSI at the end of the second quarter of fiscal year 2013 was in part due to increased sales in hard disk drives as we have aggressively promoted hard disk drives bundling with server systems resulting from the purchase commitment agreements with certain suppliers and increased sales in server solutions.

•	Our purchase commitments with contract manufacturers and suppliers were $289.3 million at the end of the second quarter of fiscal year 2013 and $355.6 million at the end of fiscal year 2012.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $157.9 million, which will be paid through March 2014. We entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units we are required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly. We have been negotiating the purchase price with the suppliers on an ongoing basis based upon market based rates.

In the second quarter of fiscal year 2013, the profitability of our sales of subsystems and accessories and server systems increased from the first quarter of fiscal year 2013 primarily due to more stable pricing for hard disk drives and memory in the second quarter of fiscal year 2013. We expect that hard disk drives and memory pricing will continue to be more stable and have less of an impact on our net income in the following quarters. See "Liquidity and Capital Resources - Contractual Obligations" for more information about our purchase commitments.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At December 31, 2012 and June 30, 2012, we had deferred revenue of $0.2 million and $0.9 million and related deferred product costs of $0.1 million and $0.8 million, respectively, related to shipments to customers pending acceptances.

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

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $6.2 million as of December 31, 2012, compared with $5.5 million as of June 30, 2012. The provision for warranty reserve was $3.4 million and $6.5 million in the three and six months ended December 31, 2012, respectively, and $3.0 million and $5.1 million in the three and six months ended December 31, 2011, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $32,000 and $0.3 million in the three and six months ended December 31, 2012, respectively, and $0.3 million and $17,000 in the three and six months ended December 31, 2011, respectively. As a result of our increase in warranty claims and cost of servicing warranty claims in the three and six months ended December 31, 2012, the provision for warranty reserve increased $0.4 million and $1.3 million compared to the three and six months ended December 31, 2011. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $3.4 million and $6.3 million in the three and six months ended December 31, 2012, respectively, and $1.5 million and $3.9 million in the three and six months ended December 31, 2011, respectively.

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

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors including employee stock options and restricted stock awards based on estimated fair values. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Compensation expense for options and restricted stock awards granted to employees was $2.9 million and $5.8 million for the three and six months ended December 31, 2012, respectively, and $2.5 million and $4.8 million for the three and six months ended December 31, 2011, respectively.

As of December 31, 2012, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was $21.8 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.34 years. See Note 2 of Notes to our Condensed Consolidated Financial Statements for additional information.

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

In May 2012, we and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of December 31, 2012, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2012, $2,000 and $0 of net income attributable to Ablecom's interest was included in our general and administrative expenses in the condensed consolidated statements of operations, respectively.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.2	82.9	86.6	83.5
Gross profit	13.8	17.1	13.4	16.5
Operating expenses:
Research and development	6.5	6.3	6.5	5.9
Sales and marketing	2.7	3.2	3.0	3.2
General and administrative	2.0	2.1	2.2	2.0
Total operating expenses	11.2	11.6	11.7	11.1
Income from operations	2.6	5.5	1.7	5.4
Interest and other income, net	—	—	—	—
Interest expense	—	(0.1)	(0.1)	—
Income before income tax provision	2.6	5.4	1.6	5.4
Income tax provision	0.9	1.9	0.6	1.9
Net income	1.7%	3.5%	1.0%	3.5%

Comparison of Three Months Ended December 31, 2012 and 2011

Net sales. Net sales increased by $41.6 million, or 16.6%, to $291.5 million from $249.9 million, for the three months ended December 31, 2012 and 2011, respectively. This increase was due primarily to an increase in unit volumes of our subsystems and accessories and to a lesser extent an increase in the average selling price of our server systems.

For the three months ended December 31, 2012, the number of server system units sold decreased 3.2% to 60,000 compared to 62,000 for the three months ended December 31, 2011. The average selling price of server system units increased 16.7% to $2,100 in the three months ended December 31, 2012 compared to $1,800 in the three months ended December 31, 2011. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our sales of complete integrated-high-end servers solutions to OEM and end customers and higher average selling prices of 2000, 5000 and 6000 Series configuration of servers with Intel's DP/QP Sandy Bridge processors including storage, Micro Cloud, FatTwin and GPU solutions. Sales of server systems increased by $16.2 million or 14.7% from the three months ended December 31, 2011 to the three months ended December 31, 2012, primarily due to higher sales of 2000 and 5000 Series configuration of servers and higher sales of our complete integrated-high-end servers solutions to OEM and end customers including our internet data center customers. Sales of server systems represented 43.3% of our net sales for the three months ended December 31, 2012 compared to 44.0% of our net sales for the three months ended December 31, 2011.

For the three months ended December 31, 2012, the number of subsystems and accessories units sold increased 8.8% to 1,086,000 compared to 998,000 for the three months ended December 31, 2011. Sales of subsystems and accessories increased by $25.4 million or 18.2% from the three months ended December 31, 2011 to the three months ended December 31, 2012, primarily related to higher sales of hard disk drives, serverboards and chassis. Sales of subsystems and accessories represented 56.7% of our net sales for the three months ended December 31, 2012 as compared to 56.0% of our net sales for the three months ended December 31, 2011.

For the three months ended December 31, 2012 and 2011, we derived 55.0% and 55.8%, respectively, of our net sales from products sold to distributors and we derived 45.0% and 44.2%, respectively, from sales to OEMs and to end customers. For the three months ended December 31, 2012, customers in the United States, Europe and Asia accounted for 53.7%, 23.0% and 20.7% of our net sales, respectively, as compared to 56.7%, 23.0% and 18.0%, respectively, for the three months ended December 31, 2011.

Cost of sales. Cost of sales increased by $44.1 million, or 21.3%, to $251.4 million from $207.3 million, for the three months ended December 31, 2012 and 2011, respectively. Cost of sales as a percentage of net sales was 86.2% and 82.9% for the three months ended December 31, 2012 and 2011, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $1.9 million in provision for inventory reserve and an increase of $0.4 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to higher costs of storage solutions which contain higher costs of hard disk drives and memory compared to the lower selling prices for these components caused by the over-supply in the market. In the three months ended December 31, 2012, we recorded a $3.4 million expense, or 1.2% of net sales, related to the inventory provision as compared to $1.5 million, or 0.6% of net sales, in the three months ended December 31, 2011. The increase in the inventory provision was primarily for older products as a result of product transitions. In the three months ended December 31, 2012, we recorded a $3.4 million expense, or 1.2% of net sales, related to the provision for warranty reserve as compared to $3.0 million, or 1.2% of net sales, in the three months ended December 31, 2011. The increase in the provision for warranty reserve was primarily due to higher warranty claims and higher cost of servicing warranty claims in the three months ended December 31, 2012. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $3.2 million, or 20.2%, to $18.8 million from $15.7 million, for the three months ended December 31, 2012 and 2011, respectively. Research and development expenses were 6.5% and 6.3% of net sales for the three months ended December 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $2.4 million in compensation and benefits including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan and a decrease of $0.4 million in non-recurring engineering funding from certain suppliers and customers. The increase as a percentage of sales was due to increased expenses relating to new product introductions, particularly related to the introduction of new products relating to Intel's DP/QP Sandy Bridge processor and Fat Twin solutions.

Research and development expenses include stock-based compensation expense of $1.6 million and $1.3 million for the three months ended December 31, 2012 and 2011, respectively.

Sales and marketing expenses. Sales and marketing expenses decreased by $0.1 million, or 1.1%, to $7.9 million from $8.0 million, for the three months ended December 31, 2012 and 2011, respectively. Sales and marketing expenses were 2.7% and 3.2% of net sales for the three months ended December 31, 2012 and 2011, respectively. The decrease in absolute dollars was primarily due to a decrease of $0.3 million in cooperative marketing funding to customers, an increase of $0.3 million in cooperative marketing funding received from vendors to promote the new product launches, a decrease of $0.1 million in advertising and promotional expenses and a decrease of $0.1 million in freight-out expenses to customers offset in part by an increase of $0.7 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense.

Sales and marketing expenses include stock-based compensation expense of $0.4 million for both three months ended December 31, 2012 and 2011, respectively.

General and administrative expenses. General and administrative expenses increased by $0.5 million, or 10.3%, to $5.7 million from $5.2 million, for the three months ended December 31, 2012 and 2011, respectively. General and administrative expenses were 2.0% and 2.1% of net sales for the three months ended December 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $0.6 million in reserve for payroll tax audit and an increase of $0.3 million in compensation and benefits, including higher stock-based compensation expense, in part to support the expansion of our operations at our headquarters and operations in Taiwan and an increase of $0.3 million in tax fees offset in part by a decrease of $0.4 million in moving expenses and a decrease of $0.3 million in foreign currency transaction loss.

General and administrative expenses include stock-based compensation expense of $0.7 million and $0.6 million for the three months ended December 31, 2012 and 2011, respectively.

Interest and other expense, net. Interest and other expense, net was $0.1 million of expense and $0.2 million of expense for the three months ended December 31, 2012 and 2011, respectively, which included $0.2 million of interest expense for both three months ended December 31, 2012 and 2011.

Provision for income taxes. Provision for income taxes decreased by $2.2 million, or 46.8%, to $2.5 million from $4.8 million, for the three months ended December 31, 2012 and 2011, respectively. The decrease was primarily attributable to our lower net income. The effective tax rate was 34.2% and 35.3% for the three months ended December 31, 2012 and 2011, respectively. The effective tax rate was lower for the three months ended December 31, 2012 primarily due to the release of unrecognized tax benefit as a result of the lapse of statute of limitation in the foreign jurisdiction, in part offset by an increase in stock option expenses and the expiration of federal research and development tax credits as of December 31, 2012. On January 2, 2013, President Barack Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of the new legislation, we expect to recognize a tax benefit of approximately $2.5 million during the three months ending March 31, 2013.

Comparison of Six Months Ended December 31, 2012 and 2011

Net sales. Net sales increased by $64.4 million, or 12.9%, to $562.2 million from $497.8 million, for the six months ended December 31, 2012 and 2011, respectively. This increase was due primarily to an increase in unit volumes of our subsystems and accessories and to a lesser extent an increase in the average selling price of our server systems.

For the six months ended December 31, 2012, the number of server system units sold decreased 3.4% to 115,000 compared to 119,000 for the six months ended December 31, 2011. The average selling price of server system units increased 17.6% to $2,000 in the six months ended December 31, 2012 compared to $1,700 in the six months ended December 31, 2011. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our sales of complete integrated-high-end servers solutions to OEM and end customers and higher average selling prices of 2000, 5000 and 6000 Series configuration of servers with Intel's DP/QP Sandy Bridge processors including Micro Cloud and storage solutions. Sales of server systems increased by $25.4 million or 12.2% from the six months ended December 31, 2011 to the six months ended December 31, 2012, primarily due to higher sales of 2000, 5000 and 6000 Series configuration of servers and higher sales of complete integrated-high-end servers solutions to OEM and end customers including internet data center customers. Sales of server systems represented 41.4% of our net sales for the six months ended December 31, 2012, compared to 41.7% of our net sales for the six months ended December 31, 2011.

For the six months ended December 31, 2012, the number of subsystems and accessories units sold increased 7.7% to 2,122,000 compared to 1,971,000 for the six months ended December 31, 2011. Sales of subsystems and accessories increased by $39.0 million or 13.4% from the six months ended December 31, 2011 to the six months ended December 31, 2012, primarily related to higher sales of hard disk drives, serverboards, chassis and memory. Sales of subsystems and accessories represented 58.6% of our net sales for the six months ended December 31, 2012 as compared to 58.3% of our net sales for the six months ended December 31, 2011.

For the six months ended December 31, 2012 and 2011, we derived 54.8% and 55.8% of our net sales from products sold to distributors, respectively, and we derived 45.2% and 44.2%, respectively, from sales to OEMs and to end customers. For the six months ended December 31, 2012, customers in the United States, Europe and Asia accounted for 51.8%, 23.2% and 22.3% of our net sales, respectively, as compared to 59.4%, 20.9% and 16.9%, respectively, for the six months ended December 31, 2011.

Cost of sales. Cost of sales increased by $71.5 million, or 17.2%, to $487.1 million from $415.6 million, for the six months ended December 31, 2012 and 2011, respectively. Cost of sales as a percentage of net sales was 86.6% and 83.5% for the six months ended December 31, 2012 and 2011, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $2.4 million in provision for inventory reserve and an increase of $1.3 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to higher costs of hard disk drives and memory compared to the lower selling prices for these components caused by an over-supply in the market. In the six months ended December 31, 2012, we recorded a $6.3 million expense, or 1.1% of net sales, related to the inventory provision as compared to $3.9 million, or 0.8% of net sales, in the six months ended December 31, 2011. The increase in the inventory provision was primarily for older products as a result of product transitions. In the six months ended December 31, 2012, we recorded a $6.5 million expense, or 1.2% of net sales, related to the provision for warranty reserve as compared to $5.1 million, or 1.0% of net sales, in the six months ended December 31, 2011. The increase in the provision for warranty reserve was primarily due to higher warranty claims and higher cost of servicing warranty claims in the six months ended December 31, 2012. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $7.6 million, or 25.7%, to $37.0 million from $29.5 million, for the six months ended December 31, 2012 and 2011, respectively. Research and development expenses were 6.5% and 5.9% of net sales for the six months ended December 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $6.0 million in compensation and benefits including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan, a decrease of $0.6 million in non-recurring engineering funding from certain suppliers and customers and an increase of $0.5 million in sales tax expenses. The increase as a percentage of sales was due to increased expenses relating to new product introductions, particularly related to the introduction of new products relating to Intel's DP/QP Sandy Bridge processor and FatTwin solutions and net sales which were lower than we had anticipated.

Research and development expenses include stock-based compensation expense of $3.3 million and $2.6 million for the six months ended December 31, 2012 and 2011, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.0 million, or 6.2%, to $16.7 million from $15.7 million, for the six months ended December 31, 2012 and 2011, respectively. Sales and marketing expenses were 3.0% and 3.2% of net sales for the six months ended December 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $1.3 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, an increase in advertising and promotional expenses of $0.2 million and an increase of $0.2 million in freight-out expenses to customers offset in part by an increase of $0.8 million in cooperative marketing funding received from vendors to promote the new product launches and a decrease of $0.2 million in cooperative marketing expense to customers. The increase as a percentage of sales was due to increased expenses in anticipation of higher net sales which were lower than we had anticipated.

Sales and marketing expenses include stock-based compensation expense of $0.8 million and $0.6 million for the six months ended December 31, 2012 and 2011, respectively.

General and administrative expenses. General and administrative expenses increased by $2.3 million, or 23.6%, to $12.1 million from $9.8 million, for the six months ended December 31, 2012 and 2011, respectively. General and administrative expenses were 2.2% and 2.0% of net sales for the six months ended December 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to an increase of $0.8 million in compensation and benefits, including higher stock-based compensation expense, in part to support the expansion of our operations at our headquarters and operations in Taiwan, an increase of $0.6 million in payroll tax audit reserve, an increase of $0.4 million in tax fee, a decrease of $0.3 million in rental income and an increase of $0.3 million in miscellaneous expenses relating to the settlement payment of one patent troll offset in part by a decrease of $0.4 million in moving expenses.

General and administrative expenses include stock-based compensation expense of $1.3 million and $1.2 million for the six months ended December 31, 2012 and 2011, respectively.

Interest and other expense, net. Interest and other expense, net was $0.3 million of expense for both six months ended December 31, 2012 and 2011, which included $0.3 million and $0.4 million of interest expense for the six months ended December 31, 2012 and 2011, respectively.

Provision for income taxes. Provision for income taxes decreased by $6.4 million, or 66.9%, to $3.2 million from $9.6 million, for the six months ended December 31, 2012 and 2011, respectively. The decrease was primarily attributable to our lower net income. The effective tax rate was 35.4% and 35.8% for the six months ended December 31, 2012 and 2011, respectively. The effective tax rate was lower for the six months ended December 31, 2012 primarily due to the release of unrecognized tax benefit as a result of the lapse of statute of limitation in the foreign jurisdiction, in part offset by an increase in stock option expenses and the expiration of federal research and development tax credits as of December 31, 2012. On January 2, 2013, President Barack Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of the new legislation, we expect to recognize a tax benefit of approximately $2.5 million during the three months ending March 31, 2013.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $88.5 million and $80.9 million as of December 31, 2012 and June 30, 2012, respectively. Our cash held by non-U.S. subsidiaries was $16.7 million and $6.5 million at December 31, 2012 and June 30, 2012, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by operating activities was $5.6 million and $36.9 million for the six months ended December 31, 2012 and 2011, respectively.

Net cash provided by our operating activities for the six months ended December 31, 2012 was primarily due to our net income of $5.8 million, a decrease in inventory of $26.7 million, provision for inventory of $6.3 million, stock-based compensation expense of $5.8 million, depreciation expense of $4.0 million, an increase in accrued liabilities of $2.2 million and an increase in net income taxes payable of $0.7 million which were partially offset by a decrease in accounts payable of $25.1 million, an increase in accounts receivable of $17.0 million, an increase in deferred income taxes of $4.0 million and excess tax benefits from stock-based compensation of $0.8 million.

Net cash provided by our operating activities for the six months ended December 31, 2011 consisted of our net income of $17.3 million, an increase in net income tax payable of $6.0 million, a decrease of accounts receivable of $4.9 million, stock-based compensation expense of $4.8 million, a provision for inventory of $3.9 million, depreciation expense of $3.1 million, an increase in accounts payable of $1.9 million, an increase in accrued liabilities of $1.3 million, which were partially offset by an increase in inventory of $4.6 million and excess tax benefits from stock-based compensation of $1.1 million.

The increase for the six months ended December 31, 2012 in accounts receivable was primarily due to an increase in net sales to customers with longer net payment terms. The decrease for the six months ended December 31, 2012 in accounts payable was due to timing of payments to our vendors. The decrease for the six months ended December 31, 2012 in inventory was in part due to increased sales in hard disk drives as we have aggressively promoted hard disk drives bundling with server systems resulting from the purchase commitment agreements with certain suppliers. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

The increase in inventory for the six months ended December 31, 2011 was in part due to a lower growth in net sales in the second quarter of fiscal year 2012 as a result of the flooding in Thailand and the effects on our hard disk drive supply chain which prevented us from achieving a higher growth in net sales and in part due to our preparation for the Sandy Bridge launch in the quarter ended March 31, 2012. The increase for the six months ended December 31, 2011 in accounts payable was primarily due to timing of payments to our vendors.

Investing activities. Net cash used in our investing activities was $2.5 million and $13.7 million for the six months ended December 31, 2012 and 2011, respectively. In the six months ended December 31, 2012, $2.8 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $0.3 million. In the six months ended December 31, 2011, $15.4 million was related to the purchase of property, plant and equipment net of land deposit refund primarily related to the construction of facilities in Taiwan and the headquarters office expansion in San Jose, California. The purchase price and the title on the land in Taiwan, consisting of approximately 2.2 acres, was finalized and closed in December 2011. We have also completed the construction of facilities in Taiwan and the headquarters expansion in San Jose, California in December 2011. This was offset by the redemption at par of investments in auction rate securities of $1.7 million.

Financing activities. Net cash provided by our financing activities was $4.1 million and $9.4 million for the six months ended December 31, 2012 and 2011, respectively. In the six months ended December 31, 2012, we received $0.8 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of one executive officer for his restricted stock awards of $1.0 million for the six months ended December 31, 2012. Further, we borrowed $15.0 million under a new term loan from China Trust Bank, borrowed $5.6 million of our revolving line of credit from Bank of America and repaid $16.7 million in loans in the six months ended December 31, 2012.

In the six months ended December 31, 2011, we received $1.9 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of one executive officer for his restricted stock awards of $1.1 million for the six months ended December 31, 2011. In the six months ended December 31, 2011, we obtained a new term loan of $14.0 million from Bank of America, N.A., borrowed $17.0 million of our revolving line of credits and repaid $24.0 million in loans. In the six months ended December 31, 2012 and 2011, excess tax benefits from stock-based compensation were $0.8 million and $1.1 million, respectively.

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

For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.21% at December 31, 2012. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly. In the six months ended December 31, 2011, we drew an additional $7.1 million from the revolving line of credit for the construction of our Taiwan facilities and repaid $9.9 million. In the six months ended December 31, 2012, we drew an additional $5.6 million from the revolving line of credit for our inventory purchases in Taiwan and repaid $5.2 million.

As of December 31, 2012 and June 30, 2012, the total outstanding borrowings under the Bank of America term loan was $10.7 million and $12.1 million, respectively. The total outstanding borrowings under the Bank of America line of credit was $10.9 million and $10.6 million as of December 31, 2012 and June 30, 2012, respectively. The interest rates for these loans ranged from 1.26% to 1.71% at December 31, 2012 and ranged from 1.29% to 1.81% at June 30, 2012, respectively. As of June 30, 2012, borrowings denominated in Taiwanese dollars under the Bank of America line of credit were translated to U.S. dollars of $4.9 million. As of December 31, 2012, we paid off the borrowings denominated in Taiwanese dollars under the Bank of America line of credit. As of December 31, 2012, the unused revolving line of credit under Bank of America was $29.1 million.

China Trust Bank
In October 2011, we also obtained an unsecured revolving line of credit from China Trust Bank totaling NT$300.0 million Taiwanese dollars, or $9.9 million U.S. dollars equivalents, that matured on July 31, 2012 with an interest rate equal to the lender’s established interest rate plus 0.5% which was adjusted monthly. In fiscal year 2012, we drew the full amount from this revolving line of credit to repay $9.9 million of the revolving line of credit to Bank of America. The interest rate for the borrowing under this line of credit was 1.41% per annum at June 30, 2012. The total outstanding borrowing under the China Trust Bank line of credit was denominated in Taiwanese dollars and was translated into U.S. dollars of $10.1 million as of June 30, 2012. There was no unused revolving line of credit under China Trust Bank as of December 31, 2012.

In July 2012, we entered into a NT$450.0 million Taiwanese dollars, or $14.9 million U.S. dollars equivalents, credit facility with China Trust Bank. The credit facility provides for a one-year term loan. In July 2012, we drew NT$150.0 million Taiwanese dollars, or $5.0 million U.S. dollars equivalents, under the term loan. In addition, we borrowed under the term loan to pay down the outstanding revolving line of credit of NT$300.0 million Taiwanese dollars, or $10.0 million U.S. dollars equivalents. The term loan is secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly. The term loan matures on July 31, 2013. We used the proceeds from this term loan to repay $4.9 million of the revolving line of credit to Bank of America. The interest rate for the term loan was 1.18% per annum at December 31, 2012. The total outstanding borrowing under the China Trust Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $15.5 million as of December 31, 2012.

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
As of December 31, 2012, our total assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan collateralizing the line of credit with Bank of America were $537.7 million. As of December 31, 2012, total assets collateralizing the term loan with Bank of America were $17.9 million. As of December 31, 2012, the Company was in compliance with all financial covenants associated with credit agreement with Bank of America.
As of December 31, 2012 , the land and building located in Bade, Taiwan collateralizing the term loan with China Trust Bank was $27.9 million. There are no financial covenants associated with the term loan with China Trust Bank at December 31, 2012.

Contract Manufacturers
For the three and six months ended December 31, 2012, we paid our contract manufacturers within 60 to 73 days of invoice and Ablecom between 55 to 100 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of December 31, 2012 and June 30, 2012 amounts owed to Ablecom by us were approximately $37.2 million and $51.5 million, respectively.

Auction Rate Securities Valuation
As of December 31, 2012, we held $2.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate securities were rated AAA or AA2 at December 31, 2012. These auction rate preferred shares have no stated maturity date.
During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2012, $2.7 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2012, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and six months ended December 31, 2012, $0.3 million of auction rate securities were redeemed at par and $0 and $1.7 million were redeemed at par during the three and six months ended December 31, 2011, respectively.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,919	$4,301	$449	$—	$7,669
Capital leases, including interest	34	27	14	—	75
Long-term debt, including interest (1)	13,869	21,284	2,352	—	37,505
License arrangements	744	456	—	—	1,200
Purchase commitments (2)	254,696	34,630	—	—	289,326
Total	$272,262	$60,698	$2,815	$—	$335,775

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at December 31, 2012.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations were $289.3 million at December 31, 2012 primarily attributable to our entry into purchase agreements with selected suppliers of hard disk drives in the third quarter of fiscal year 2012 in order to ensure continuity of supply for these components following disruption of the hard disk drive supply chain due to flooding in Thailand during the first quarter of fiscal year 2012. The agreements provide for some variation in the amount of units we are required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly. We have been negotiating the purchase price with the suppliers on an ongoing basis based upon market based rates. The hard disk drive purchase commitments totaled approximately $157.9 million as of December 31, 2012 and will be paid through March 2014.

The table above excludes liabilities for deferred revenue for warranty services of $3.3 million and unrecognized tax benefits and related interest and penalties accrual of $8.4 million as of December 31, 2012. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

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

Item 3.        Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2012, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loan and the revolving lines of credit ranged from 1.18% to 1.71% at December 31, 2012 and 1.29% to 1.81% at June 30, 2012, respectively. Based on the outstanding principal indebtedness of $37.1 million under our credit facilities as of December 31, 2012, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of December 31, 2012, we held $2.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at December 31, 2012. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2012, $2.7 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2012, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and six months ended December 31, 2012, $0.3 million of auction rate securities were redeemed at par and $0 and $1.7 million were redeemed at par during the three and six months ended December 31, 2011, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2012, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2012 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and six months ended December 31, 2012 was $0.1 million and $(46,000), respectively, and $(0.2) million and $0.1 million for the three and six months ended December 31, 2011, respectively.

Item 4.        Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we entered into purchase agreements with selected suppliers of hard disk drives in the third quarter of fiscal year 2012 in order to ensure continuity of supply for these components. Although the agreements provide for some variation in the amount of units we are required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions, higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit for the six months ended December 31, 2012 and could adversely impact our gross profit in the future. The hard disk drive purchase commitments totaled approximately $157.9 million as of December 31, 2012 and will be paid through March 2014. This and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. If we are later able to sell such products at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and six months ended December 31, 2012, we recorded inventory write-downs charged to cost of sales of $3.4 million and $6.3 million for lower of cost or market and excess and obsolete inventory, respectively, and $1.5 million and $3.9 million during the three and six months ended December 31, 2011, respectively. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.”

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 55.0% and 54.8% of our net sales in the three and six months ended December 31, 2012, respectively, and 55.8% in both three and six months ended December 31, 2011. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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
Consequently, we are vulnerable to any disruptions in supply with respect to the materials and core components provided by limited-source suppliers, and we are at risk of being harmed by discontinuations of design, manufacturing, assembly or testing services from our contract manufacturers. We have occasionally experienced delivery delays from our suppliers and contract manufacturers because of high industry demand or because of inability to meet our quality or delivery requirements. For example, in the past we experienced delays in the delivery of printed circuit board material as a result of the loss of two of our five printed circuit board vendors which resulted in a reduction of net sales for the quarter in which it occurred. More recently, the 2011 floods in Thailand disrupted the global supply chain for hard disk drives manufactured in Thailand. Although reduced, the impact of such disruptions continues. In addition, if our relationships with our suppliers and contract manufactures are negatively impacted by late payments or other issues, we may not receive timely delivery of materials and core components.
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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 15.4% and 18.1% of our cost of sales for the three and six months ended December 31, 2012, respectively, and 18.5% and 18.2% for the three and six months ended December 31, 2011, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of December 31, 2012, we held $2.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at December 31, 2012. These auction rate preferred shares have no stated maturity date.

Based on our assessment of fair value at December 31, 2012, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2012, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2012 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. All of our shares are eligible for sale in the public market, including 10.0 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 11.8 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of January 24, 2013, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 41.8% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

SUPER MICRO COMPUTER, INC.

Date:	February 6, 2013	/S/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	February 6, 2013	/S/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)