Form 10-Q
period 2013-03-31
Super Micro Computer, Inc.
filed 2013-05-10
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2013, there were 42,239,626 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013

PART I: FINANCIAL INFORMATION

Item 1.
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$93,974	$80,826
Accounts receivable, net of allowances of $1,732 and $1,106 at March 31, 2013 and June 30, 2012, respectively (including amounts receivable from a related party of $1,316 and $1,036 at March 31, 2013 and June 30, 2012, respectively)	122,339	102,014
Inventory	257,341	276,599
Deferred income taxes-current	15,448	12,638
Prepaid income taxes	4,191	3,478
Prepaid expenses and other current assets	6,512	6,357
Total current assets	499,805	481,912
Long-term investments	2,650	2,923
Property, plant and equipment, net	95,442	97,419
Deferred income taxes-noncurrent	6,843	3,459
Other assets	3,312	3,390
Total assets	$608,052	$589,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $40,469 and $51,470 at March 31, 2013 and June 30, 2012, respectively)	$163,607	$173,991
Accrued liabilities	33,070	30,401
Income taxes payable	3,723	2,754
Short-term debt and current portion of long-term debt	28,745	13,362
Total current liabilities	229,145	220,508
Long-term debt-net of current portion	7,233	19,395
Other long-term liabilities	9,507	10,849
Total liabilities	245,885	250,752
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares: 100,000,000
Issued shares: 42,663,276 and 42,034,416 at March 31, 2013 and June 30, 2012, respectively	154,579	143,806
Treasury stock (at cost), 445,028 shares at March 31, 2013 and June 30, 2012	(2,030)	(2,030)
Accumulated other comprehensive loss	(61)	(76)
Retained earnings	209,504	196,651
Total Super Micro Computer, Inc. stockholders' equity	361,992	338,351
Noncontrolling interest	175	—
Total stockholders' equity	362,167	338,351
Total liabilities and stockholders' equity	$608,052	$589,103

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales (including related party sales of $3,600 and $3,347 in the three months ended March 31, 2013 and 2012, respectively, and $9,390 and $8,825 in the nine months ended March 31, 2013 and 2012, respectively)	$278,034	$240,178	$840,228	$737,978
Cost of sales (including related party purchases of $44,765 and $40,166 in the three months ended March 31, 2013 and 2012, respectively, and $132,704 and $115,899 in the nine months ended March 31, 2013 and 2012, respectively)	239,141	199,449	726,198	615,009
Gross profit	38,893	40,729	114,030	122,969
Operating expenses:
Research and development	18,606	17,162	55,651	46,643
Sales and marketing	8,713	8,175	25,424	23,917
General and administrative	6,134	5,802	18,225	15,587
Total operating expenses	33,453	31,139	99,300	86,147
Income from operations	5,440	9,590	14,730	36,822
Interest and other income, net	2	9	24	46
Interest expense	(142)	(189)	(449)	(556)
Income before income tax provision	5,300	9,410	14,305	36,312
Income tax provision (benefit)	(1,740)	2,333	1,452	11,969
Net income	$7,040	$7,077	$12,853	$24,343
Net income per common share:
Basic	$0.17	$0.17	$0.31	$0.59
Diluted	$0.16	$0.16	$0.29	$0.55
Weighted-average shares used in calculation of net income per common share:
Basic	42,147	41,126	41,901	40,679
Diluted	44,148	44,610	43,921	43,957

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$7,040	$7,077	$12,853	$24,343
Other comprehensive income, net of tax:
Foreign currency translation loss	(9)	—	(1)	—
Unrealized gains on investments	—	—	16	95
Total other comprehensive income (loss)	(9)	—	15	95
Comprehensive income	$7,031	$7,077	$12,868	$24,438

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$12,853	$24,343
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,900	5,114
Stock-based compensation expense	8,662	7,430
Excess tax benefits from stock-based compensation	(844)	(1,907)
Allowance for doubtful accounts	696	203
Provision for inventory	8,744	5,686
Deferred income taxes	(6,205)	(2,082)
Exchange gain	(158)	—
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(280) and $(426) during the nine months ended March 31, 2013 and 2012, respectively)	(21,021)	(16,178)
Inventory	10,514	(41,908)
Prepaid expenses and other assets	169	(2,713)
Accounts payable (including changes in related party balances of $(11,001) and $(4,512) during the nine months ended March 31, 2013 and 2012, respectively)	(9,602)	29,424
Income taxes payable, net	1,943	6,704
Accrued liabilities	3,268	3,266
Other long-term liabilities	(1,350)	1,646
Net cash provided by operating activities	13,569	19,028
INVESTING ACTIVITIES:
Restricted cash	(407)	(39)
Proceeds from investments	300	2,075
Purchases of property, plant and equipment	(4,346)	(21,710)
Land deposit refund	—	2,868
Net cash used in investing activities	(4,453)	(16,806)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,446	7,694
Minimum tax withholding paid on behalf of an officer for restricted stock awards	(1,022)	(1,109)
Excess tax benefits from stock-based compensation	844	1,907
Proceeds from debt	20,641	32,696
Repayment of debt	(17,373)	(24,662)
Payment of obligations under capital leases	(31)	(26)
Payments under receivable financing arrangements	(586)	(194)
Contributions from noncontrolling interests	168	—
Net cash provided by financing activities	4,087	16,306
Effect of exchange rate fluctuations on cash	(55)	390
Net increase in cash and cash equivalents	13,148	18,918
Cash and cash equivalents at beginning of period	80,826	69,943
Cash and cash equivalents at end of period	$93,974	$88,861
Supplemental disclosure of cash flow information:
Cash paid for interest	$551	$545
Cash paid for taxes, net of refunds	$6,793	$6,301
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	$180	$874
Deposit applied to property acquisition	$—	$5,867
Equipment purchased under capital leases	$26	$7

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2013.

As of March 31, 2013, the Company contributed $168,000 and owned a 50% interest in Super Micro Business Park, Inc. ("Management Company") in Taiwan. The Management Company was established to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. The Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. Therefore, the accounts of the Management Company have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and nine months ended March 31, 2013, $7,000 of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

Reclassification

The amount previously presented for short-term debt in the condensed balance sheets as of June 30, 2012 has been reclassified to combine with short-term debt and current portion of long-term debt to conform with the current period presentation. The amount previously presented for allowance for sales returns in the condensed consolidated statements of cash flows for the nine months ended March 31, 2012 has been reclassified to combine with accounts receivable to conform with the current period presentation.

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

Adoption of New Accounting Pronouncements

In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company has adopted the provisions of this standard on a retrospective basis, except for the provision deferred. This adoption did not have an impact on the Company's results of operations or financial position, but resulted in the presentation of a separate condensed consolidated statement of comprehensive income.

In February 2013, the FASB issued authoritative guidance associated with reporting of amounts reclassified out of accumulated other comprehensive income, which requires companies to present significant reclassifications out of accumulated other comprehensive income in their entirety in the statement of operations or in a separate footnote to the financial statements. For amounts that are not required to be reclassified in their entirety to net income, the standard requires companies to cross-reference to related footnoted disclosures. The new disclosure requirements are effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. The adoption of this guidance will not have a material impact on the Company's results of operations or financial position.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In the three and nine months ended March 31, 2013, the Company granted options for the purchase of 575,170 and 1,639,570 shares under the 2006 Plan, respectively. As of March 31, 2013, the Company had 851,288 authorized shares available for future issuance under all of its equity incentive plans.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over five years. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 718,564 and 538,923 shares were vested as of March 31, 2013 and June 30, 2012, respectively.

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

The fair value of stock option grants for the three and nine months ended March 31, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Risk-free interest rate	0.80% - 0.90%	0.83% - 0.94%	0.65% - 0.90%	0.83% - 1.32%
Expected life	5.14 years	5.04 years	5.03 - 5.14 years	5.01 - 5.04 years
Dividend yield	—%	—%	—%	—%
Volatility	51.27% - 51.49%	45.62% - 52.43%	51.27% - 51.57%	45.62% - 53.72%
Weighted-average fair value	$3.92	$7.16	$4.56	$6.92

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cost of sales	$232	$183	$696	$591
Research and development	1,666	1,394	4,928	3,994
Sales and marketing	389	397	1,182	1,037
General and administrative	563	619	1,856	1,808
Stock-based compensation expense before taxes	2,850	2,593	8,662	7,430
Income tax impact	(40)	(794)	(449)	(1,332)
Stock-based compensation expense, net	$2,810	$1,799	$8,213	$6,098

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $1,687,000 and $3,143,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the nine months ended March 31, 2013 and 2012, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $844,000 and $1,907,000 in the nine months ended March 31, 2013 and 2012, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option Activity

The following table summarizes stock option activity during the nine months ended March 31, 2013 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2012	11,302,228	$10.36	6.50	$66,062
Granted	1,639,570	12.23
Exercised	(533,076)	2.71
Forfeited or cancelled	(339,740)	14.05
Outstanding at March 31, 2013	12,068,982	10.85	6.36	27,110
Options vested and expected to vest at March 31, 2013	11,653,093	10.85	6.26	26,899
Options vested and exercisable at March 31, 2013	8,379,739	$9.45	5.30	$25,439

The total pretax intrinsic value of options exercised was $1,152,000 and $4,220,000 for the three and nine months ended March 31, 2013, respectively, and $8,342,000 and $10,476,000 for the three and nine months ended March 31, 2012, respectively. As of March 31, 2013, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $20,919,000, which will be recognized over a weighted-average vesting period of approximately 2.48 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Award Activity

The following table summarizes the Company’s restricted stock award activity for the nine months ended March 31, 2013:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2012	362,782	$10.72
Granted	—	—
Vested	(179,641)	10.66
Forfeited	—	—
Nonvested stock at March 31, 2013	183,141	$10.79

The total pretax intrinsic value of restricted stock awards vested was $0 and $2,190,000 for the three and nine months ended March 31, 2013, respectively, and $0 and $2,375,000 for the three and nine months ended March 31, 2012, respectively. In the nine months ended March 31, 2013 and 2012, upon vesting, 179,641 shares of restricted stock awards were net share-settled such that the Company withheld 83,857 shares with value equivalent to an officer's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on the vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities were $1,022,000 and $1,109,000 in the nine months ended March 31, 2013 and 2012, respectively, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The total intrinsic value of the outstanding restricted stock awards was $2,068,000 as of March 31, 2013. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 179,641 shares as of March 31, 2013.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Net Income Per Common Share

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Basic net income per common share calculation
Net income	$7,040	$7,077	$12,853	$24,343
Less: Undistributed earnings allocated to participating securities	(30)	(61)	(67)	(235)
Net income attributable to common shares—basic	$7,010	$7,016	$12,786	$24,108
Weighted-average number of common shares used to compute basic net income per common share	42,147	41,126	41,901	40,679
Basic net income per common share	$0.17	$0.17	$0.31	$0.59
Diluted net income per common share calculation
Net income	$7,040	$7,077	$12,853	$24,343
Less: Undistributed earnings allocated to participating securities	(29)	(57)	(64)	(217)
Net income attributable to common shares—diluted	$7,011	$7,020	$12,789	$24,126
Weighted-average number of common shares used to compute basic net income per common share	42,147	41,126	41,901	40,679
Dilutive effect of options to purchase common stock	2,001	3,484	2,020	3,278
Weighted-average number of common shares used to compute diluted net income per common share	44,148	44,610	43,921	43,957
Diluted net income per common share	$0.16	$0.16	$0.29	$0.55

For the three and nine months ended March 31, 2013 and 2012, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 6,551,000 and 6,076,000 for the three and nine months ended March 31, 2013, respectively, and 2,902,000 and 3,034,000 for the three and nine months ended March 31, 2012, respectively.

Note 4.         Balance Sheet Components (in thousands)

Inventory:

	March 31,	June 30,
	2013	2012
Finished goods	$182,853	$203,498
Work in process	20,002	10,252
Purchased parts and raw materials	54,486	62,849
Total inventory	$257,341	$276,599

The Company recorded a provision for lower of costs or market and excess and obsolete inventory totaling $2,431,000 and $8,744,000 in the three and nine months ended March 31, 2013, respectively, and $1,784,000 and $5,686,000 in the three and nine months ended March 31, 2012, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	March 31,	June 30,
	2013	2012
Land	$41,774	$41,709
Buildings	43,979	43,983
Building and leasehold improvements	7,157	6,780
Machinery and equipment	25,389	22,629
Furniture and fixtures	4,687	4,449
Purchased software	5,126	4,794
	128,112	124,344
Accumulated depreciation and amortization	(32,670)	(26,925)
Property, plant and equipment, net	$95,442	$97,419

Other Assets:

As of March 31, 2013, other assets consist primarily of a long-term prepaid royalty license of $1,558,000, an investment in a privately held company of $750,000 and restricted cash of $848,000. As of June 30, 2012, other assets consist primarily of a long-term prepaid royalty license of $1,745,000, an investment in a privately held company of $750,000 and restricted cash of $441,000. Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required by the landlord of its warehouse lease in Fremont, California, certificates of deposits pledged as security for value added tax examination required by tax authority of Taiwan and bank guarantees required by the landlord of its office leases in the Netherlands.

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Balance, beginning of period	$6,227	$4,741	$5,522	$4,710
Provision for warranty	3,055	3,199	9,547	8,347
Costs charged to accrual	(2,963)	(3,089)	(9,020)	(8,223)
Change in estimated liability for pre-existing warranties	(240)	273	30	290
Balance, end of period	$6,079	$5,124	$6,079	$5,124

Note 5.        Long-term Investments

As of March 31, 2013 and June 30, 2012, the Company held $2,650,000 and $2,923,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA or AA2 at March 31, 2013 and CAA3 at June 30, 2012. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not salable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, these auction rate securities have been classified as long-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of March 31, 2013 and June 30, 2012. The material factors used in preparing the discounted cash flow model are i) the discount rate utilized to present value the cash flows, ii) the time period until redemption and iii) the estimated rate of return. As of March 31, 2013, the discount rate, the time period until redemption and the estimated rate of return were 0.47%, 3 years and 1%. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there was a recovery in fair value of its auction rate securities of $27,000 during the nine months ended March 31, 2013 and $156,000 during the nine months ended March 31, 2012, respectively. There was no change in fair value of its auction rate securities during the three months ended March 31, 2013 and 2012. There was a cumulative total decline of $100,000 and $127,000 as of March 31, 2013 and June 30, 2012, respectively. That amount has been recorded as a component of other comprehensive income. As of March 31, 2013 and June 30, 2012, the Company has recorded an accumulated unrealized loss of $60,000 and $76,000, respectively, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. During the three and nine months ended March 31, 2013, $0 and $300,000 of auction rate security were redeemed at par, respectively. During the three and nine months ended March 31, 2012, $400,000 and $2,075,000 of the auction rate securities were redeemed at par, respectively.

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which does not have observable inputs for its auction rate securities as of March 31, 2013 and June 30, 2012. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents and long-term investments as of March 31, 2013 and June 30, 2012 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,650	2,650
Total	$310	$—	$2,650	$2,960

June 30, 2012	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$411	$—	$—	$411
Auction rate securities	—	—	2,923	2,923
Total	$411	$—	$2,923	$3,334

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The above table excludes $93,429,000 and $80,415,000 of cash and $1,142,000 and $500,000 of certificates of deposit held by the Company as of March 31, 2013 and June 30, 2012, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and nine months ended March 31, 2013 and 2012.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Balance as of beginning of period	$2,650	$3,669	$2,923	$5,188
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—	27	156
Sales and settlements at par	—	(400)	(300)	(2,075)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$2,650	$3,269	$2,650	$3,269

The Company's short-term certificates of deposit as of March 31, 2013 and June 30, 2012 were $59,000, and are grouped in prepaid expense and other assets.

The following is a summary of the Company’s long-term investments as of March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(100)	$2,650

	June 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$3,050	$—	$(127)	$2,923

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of March 31, 2013 and June 30, 2012, short-term and long-term debt of $35,978,000 and $32,757,000, respectively, are reported at amortized cost. These outstanding debts are classified at Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debts approximates amortized cost.

Note 7.        Advances from Receivable Financing Arrangements

The Company has accounts receivable financing agreements with certain financing companies whereby the financing companies pay the Company for sales transactions that have been pre-approved by these financing companies. The financing companies then collect the receivable from the customer. Such sales transactions totaled $2,778,000 and $6,216,000 for the three and nine months ended March 31, 2013, respectively, and $4,131,000 and $17,873,000 for the three and nine months ended March 31, 2012, respectively. At March 31, 2013 and June 30, 2012, $32,000 and $618,000, respectively, remained uncollected from customers subject to these arrangements. Such amounts have been recorded as advances from receivable financing arrangements as the Company has obligations to repurchase inventories seized by the financing companies from defaulting customers. Historically, the Company has not been required to repurchase inventories from the financing companies.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

These financing arrangements bear interest at rates ranging from 0.80% to 1.0% and 0.80% to 1.15% per month depending on the customers’ payment terms at March 31, 2013 and June 30, 2012, respectively.

Note 8.        Short-term and Long-term Obligations

Short-term and long-term obligations as of March 31, 2013 and June 30, 2012 consisted of the following (in thousands):

	March 31,	June 30,
	2013	2012
Lines of credit:
Bank of America	$10,899	$10,562
China Trust Bank	—	10,062
Total line of credit	10,899	20,624
Building term loans:
Bank of America	10,033	12,133
China Trust Bank	15,046	—
Total building term loans	25,079	12,133
Total debts	35,978	32,757
Current portion	(28,745)	(13,362)
Long-term portion	$7,233	$19,395

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In October 2011, the Company entered into an amendment to the existing credit agreement with Bank of America, N.A. ("Bank of America") which provided for (i) a $40,000,000 revolving line of credit facility through June 15, 2013 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum.

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.20% at March 31, 2013. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly. In the nine months ended March 31, 2012, the Company drew an additional $8,798,000 from the revolving line of credit with Bank of America for the construction of facilities and expansion of business operations in Taiwan and repaid $9,898,000. In the nine months ended March 31, 2013, the Company drew an additional $5,600,000 from the revolving line of credit with Bank of America for its inventory purchases in Taiwan and repaid $5,246,000.

As of March 31, 2013 and June 30, 2012, the total outstanding borrowing under the Bank of America term loan was $10,033,000 and $12,133,000, respectively. The total outstanding borrowings under the Bank of America line of credit were $10,899,000 and $10,562,000 as of March 31, 2013 and June 30, 2012, respectively. The interest rates for these loans ranged from 1.24% to 1.70% per annum at March 31, 2013 and 1.29% to 1.81% per annum at June 30, 2012, respectively. As of June 30, 2012, borrowings denominated in Taiwanese dollars under the Bank of America line of credit were translated to U.S. dollars of $4,863,000. As of March 31, 2013, the Company paid off the borrowings denominated in Taiwanese dollars under the Bank of America line of credit. As of March 31, 2013, the unused revolving line of credit with Bank of America was $29,101,000.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In July 2012, the Company entered into a NT$450,000,000 Taiwanese dollars, or $14,912,000 U.S. dollars equivalents, credit facility with China Trust Bank. The credit facility provides for a one-year term loan. In July 2012, the Company drew NT$150,000,000 Taiwanese dollars, or $5,014,000 U.S. dollars equivalents, under the term loan. In addition, the Company borrowed under the term loan to pay down the outstanding revolving line of credit of NT$300,000,000 Taiwanese dollars, or $10,027,000 U.S. dollars equivalents. The term loan is secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly. The term loan matures on July 31, 2013. The Company used the proceeds from this term loan to repay $4,863,000 of the revolving line of credit to Bank of America. The interest rate for the term loan was 1.21% per annum at March 31, 2013. The total outstanding borrowings under the China Trust Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $15,046,000 as of March 31, 2013.

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

As of March 31, 2013 and June 30, 2012, the total assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan collateralizing the line of credit with Bank of America were $562,314,000 and $571,060,000, respectively. As of March 31, 2013 and June 30, 2012, total assets collateralizing the term loan with Bank of America were $17,871,000 and $18,043,000, respectively. As of March 31, 2013, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

As of March 31, 2013, the land and building located in Bade, Taiwan collateralizing the term loan with China Trust Bank was $27,867,000. There are no financial covenants associated with the term loan with China Trust Bank at March 31, 2013.

Note 9.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.0% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at March 31, 2013.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $44,765,000 and $132,704,000 and sold products to Ablecom totaling $3,600,000 and $9,390,000 for the three and nine months ended March 31, 2013, respectively. The Company purchased products from Ablecom totaling $40,166,000 and $115,899,000 and sold products to Ablecom totaling $3,347,000 and $8,825,000 for the three and nine months ended March 31, 2012, respectively.

Amounts owed to the Company by Ablecom as of March 31, 2013 and June 30, 2012, were $1,316,000 and $1,036,000, respectively. Amounts owed to Ablecom by the Company as of March 31, 2013 and June 30, 2012, were $40,469,000 and $51,470,000, respectively. For the three and nine months ended March 31, 2013, the Company paid Ablecom the majority of invoiced dollars between 49 and 92 days of invoice. For the three and nine months ended March 31, 2013, the Company paid $531,000 and $3,398,000, respectively, for tooling assets and miscellaneous costs to Ablecom. For the three and nine months ended March 31, 2012, the Company paid $1,024,000 and $3,759,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $59,897,000 and $63,151,000 at March 31, 2013 and June 30, 2012, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. As of March 31, 2013, the accounts of the Management Company have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three and nine months ended March 31, 2013, $7,000 of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

Note 10.        Income Taxes

The Company recorded provisions for (benefit from) income taxes of $(1,740,000) and $1,452,000 for the three and nine months ended March 31, 2013, respectively, and $2,333,000 and $11,969,000 for the three and nine months ended March 31, 2012. The effective tax rate was (32.8)% and 10.2% for the three and nine months ended March 31, 2013, respectively, and 24.8% and 33.0% for the three and nine months ended March 31, 2012, respectively. The provision for income taxes and the effective tax rates for the three and nine months ended March 31, 2013 were lower than the federal statutory rate primarily due to lower income and the Company's recognition of total tax benefits of approximately $4,885,000 related to the reinstatement of

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the U.S. federal research and development ("R&D") tax credit on January 2, 2013 and the release of unrecognized tax benefit as a result of the resolution of the Internal Revenue Service ("IRS") audits, in part offset by the impact of stock option expenses.

In the three months ended March 31, 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit for two years to December 31, 2013, retroactive to January 1, 2012. As a result, during the three months ended March 31, 2013, the Company recognized a total tax benefit of $2,868,000, of which $2,344,000 related to calendar year 2012.

In the three months ended March 31, 2013, the IRS and the Company agreed to all outstanding items related to the audit of the Company's federal income tax returns for the fiscal years ended June 30, 2008 through June 30, 2010. As a result of the resolution, the Company increased its income tax payable by $130,000 and recognized a net benefit to the provision for income taxes of $2,017,000, which included a reduction in interest expense of $266,000.

As of March 31, 2013, the Company had a liability for gross unrecognized tax benefits of $7,668,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three and nine months ended March 31, 2013, the liability for gross unrecognized tax benefit was reduced by $2,017,000 primarily due to the IRS audit settlement and lapse of statute of limitations in foreign jurisdictions.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of March 31, 2013, the Company had accrued $717,000 for the payment of interest and penalties relating to unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. The status of limitation in federal jurisdiction remain open in general for tax years 2010 through 2013. The state jurisdictions remain open in general for tax years 2007 through 2013. The major foreign jurisdictions remain open for examination in general for tax years 2006 through 2013.

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

Purchase Commitments — The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2016. As of March 31, 2013, these remaining non-cancellable commitments were $315,871,000, which will be paid through December 2015.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $183,177,000, which have terms expiring through March 2014. In May 2013, the Company entered into an amendment to the purchase agreement, which decreases its hard disk drive purchase commitments to $179,260,000 and extends the terms to December 2014. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

Note 12.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2013 and 2012, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales:
United States	$157,370	$135,632	$448,729	$431,422
Europe	61,115	55,347	191,438	159,495
Asia	52,820	43,486	177,917	127,640
Other	6,729	5,713	22,144	19,421
	$278,034	$240,178	$840,228	$737,978

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	March 31,	June 30,
	2013	2012
Long-lived assets:
United States	$62,389	$63,709
Asia	32,614	33,257
Europe	439	453
	$95,442	$97,419

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$116,209	41.8%	$116,420	48.5%	$349,175	41.6%	$324,000	43.9%
Subsystems and accessories	161,825	58.2%	123,758	51.5%	491,053	58.4%	413,978	56.1%
Total	$278,034	100.0%	$240,178	100.0%	$840,228	100.0%	$737,978	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales in the three and nine months ended March 31, 2013 and 2012. No customer accounted for 10% or more of accounts receivable as of March 31, 2013 and June 30, 2012.

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

Overview

We are a global leader in high-performance, high-efficiency server technology and green computing innovation. We develop and provide end-to-end green computing solutions for Enterprise IT, Datacenter, Cloud Computing, High Performance Computing, or HPC, and Embedded Systems worldwide. Our solutions include a range of complete rackmount, workstation, blade, storage, GPU systems, networking devises and full rack solutions, as well as subsystems and accessories which can be used by distributors, OEMs and end customers to assemble server systems. To date, we have generated the majority of our net sales from subsystems. Net sales of optimized servers were $116.2 million and $349.2 million for the three and nine months ended March 31, 2013, respectively, and $116.4 million and $324.0 million for the three and nine months ended March 31, 2012, respectively. Net sales of subsystems and accessories were $161.8 million and $491.1 million for the three and nine months ended March 31, 2013, respectively, and $123.8 million and $414.0 million for the three and nine months ended March 31, 2012, respectively. The increase in our net sales in the three and nine months ended March 31, 2013 compared with the three and nine months ended March 31, 2012 was primarily due to increased sales in subsystems and accessories and sales in server systems with Intel's Sandy Bridge processors offset in part by our lower sales of more mature server systems.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $278.0 million and $840.2 million for the three and nine months ended March 31, 2013, respectively, and $240.2 million and $738.0 million for the three and nine months ended March 31, 2012, respectively. Our net income was $7.0 million and $12.9 million for the three and nine months ended March 31, 2013, respectively, and $7.1 million and $24.3 million for the three and nine months ended March 31, 2012, respectively.

Our decrease in net income in the three and nine months ended March 31, 2013 compared to the three and nine months ended March 31, 2012 was primarily attributable to a decrease in our gross profit resulting primarily from higher sales of subsystems and accessories which contain higher content of lower margin hard disk drives and memory and higher research and development expenses incurred for new products relating to the Intel's Sandy Bridge and Ivy Bridge processors and our FatTwin products partially offset by a tax benefit of $2.9 million related to the reinstatement of the U.S.federal R&D tax credit, of which $2.3 million related to calendar year 2012 and the recognition of $2.0 million related to our resolution during the three months ended March 31, 2013 of IRS audits for all outstanding items covering fiscal year 2008 through 2010.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived 58.8% and 56.2% of our net sales from products sold to distributors and derived 41.2% and 43.8% from sales to OEMs and to end customers for the three and nine months ended March 31, 2013, respectively, and 52.6% and 54.8% of our net sales from products sold to distributors, and 47.4% and 45.2% from sales to OEMs and to end customers for the three and nine months ended March 31, 2012, respectively. None of our customers accounted for 10% or more of our net sales in the three and nine months ended March 31, 2013 and 2012. We derived 56.6% and 53.4% of our net sales from customers in the United States for the three and nine months ended March 31, 2013, respectively, and 56.5% and 58.5% for the three and nine months ended March 31, 2012, respectively. We derived 43.4% and 46.6% of our net sales from customers outside the United States for the three and nine months ended March 31, 2013, respectively, and 43.5% and 41.5% for the three and nine months ended March 31, 2012, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 6.7% and 6.6% of our net sales for the three and nine months ended March 31, 2013, respectively, and 7.2% and 6.4% for the three and nine months ended March 31, 2012, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2013, we expect to continue to invest in expanding our operations both in San Jose, California and our subsidiaries in the Netherlands and Taiwan in order to support our growth. We have increased our research and development operations in Taiwan and increased our manufacturing and service operations in the Netherlands and Taiwan to support our European and Asian customers. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and nine months ended March 31, 2013, our purchases from Ablecom represented 18.8% and 18.3%, respectively, compared to 20.1% and 18.8% of our cost of sales for the three and nine months ended March 31, 2012, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs and do not have any current plans to reduce our reliance on Ablecom product purchases. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the third quarter of fiscal year 2013:

•
Net cash provided by (used in) operating activities was $8.0 million and $13.6 million during the three and nine months ended March 31, 2013, respectively, and $(17.9) million and $19.0 million during the three and nine months ended March 31, 2012, respectively. Our cash and cash equivalents, together with our investments, were $96.7 million at the end of the third quarter of fiscal year 2013, compared with $83.8 million at the end of fiscal year 2012. The increase in our cash, cash equivalents and investments at the end of the third quarter of fiscal year 2013 was primarily due to $13.6 million of cash generated from our operating activities and $3.3 million of borrowings, net of repayments, offset in part by $4.3 million of purchases of property and equipments.

•
Days sales outstanding in accounts receivables (“DSO”) at the end of the third quarter of fiscal year 2013 was 39 days, compared with 33 days at the end of fiscal year 2012. The increase in DSO was primarily due to an increase in sales late in the quarter and an increase in sales with longer payment terms.

•
Our inventory balance was $257.3 million at the end of the third quarter of fiscal year 2013, compared with $276.6 million at the end of fiscal year 2012. Days sales of inventory (“DSI”) at the end of the third quarter of fiscal year 2013 was 94 days, compared with 100 days at the end of fiscal year 2012. The decrease in our inventory balance and DSI at the end of the third quarter of fiscal year 2013 was in part due to a decrease in hard disk drives and memory as supply and pricing for hard disk drives have become more stable since the end of fiscal year 2012.

•	Our purchase commitments with contract manufacturers and suppliers were $315.9 million at the end of the third quarter of fiscal year 2013 and $355.6 million at the end of fiscal year 2012.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $183.2 million, which have terms expiring through March 2014. In May 2013, the Company entered into an amendment to the purchase agreement, which decreases its hard disk drive purchase commitments to $179.3 million and extends the terms to December 2014. We entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units we are required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. We have been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

In the third quarter of fiscal year 2013, the profitability of our sales of subsystems and accessories increased from the second quarter of fiscal year 2013 primarily due to more stable pricing for hard disk drives. We expect that hard disk drives pricing will continue to be more stable and have less of an impact on our net income in the following quarters. See "Liquidity and Capital Resources - Contractual Obligations" for more information about our purchase commitments.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and incentive bonuses for our sales and marketing personnel, costs for tradeshows, independent sales representative fees and marketing programs. From time to time, we receive cooperative marketing funding from certain suppliers. Under these programs, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. Similarly, we from time to time offer our distributors cooperative marketing funding which has the effect of increasing our expenses. The timing, magnitude and estimated usage of our programs and those of our suppliers can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, either by us or our suppliers, typically increases in connection with significant product releases by us or our suppliers.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At March 31, 2013 and June 30, 2012, we had deferred revenue of $0.2 million and $0.9 million and related deferred product costs of $0.2 million and $0.8 million, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision for bad debt was $0.6 million and $0.7 million in the three and nine months ended March 31, 2013, respectively, and $0.2 million in both three and nine months ended March 31, 2012. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

We have an immaterial amount of service revenue relating to non-warranty repairs, which is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $6.1 million as of March 31, 2013, compared with $5.5 million as of June 30, 2012. The provision for warranty reserve was $3.1 million and $9.5 million in the three and nine months ended March 31, 2013, respectively, and $3.2 million and $8.3 million in the three and nine months ended March 31, 2012, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($0.2) million and $30,000 in the three and nine months ended March 31, 2013, respectively, and $0.3 million in the three and nine months ended March 31, 2012. As a result of our increase in cost of servicing warranty claims from our increase in net sales in the nine months ended March 31, 2013, the provision for warranty reserve increased $1.2 million compared to the nine months ended March 31, 2012. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $2.4 million and $8.7 million in the three and nine months ended March 31, 2013, respectively, and $1.8 million and $5.7 million in the three and nine months ended March 31, 2012, respectively.

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

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors including employee stock options and restricted stock awards based on estimated fair values. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Compensation expense for options and restricted stock awards granted to employees was $2.9 million and $8.7 million for the three and nine months ended March 31, 2013, respectively, and $2.6 million and $7.4 million for the three and nine months ended March 31, 2012, respectively.

As of March 31, 2013, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was $20.9 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.48 years. See Note 2 of Notes to our Condensed Consolidated Financial Statements for additional information.

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

In May 2012, we and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of March 31, 2013, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and nine months ended March 31, 2013, $7,000 of net income attributable to Ablecom's interest was included in our general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0	83.0	86.4	83.3
Gross profit	14.0	17.0	13.6	16.7
Operating expenses:
Research and development	6.7	7.2	6.6	6.4
Sales and marketing	3.1	3.4	3.0	3.2
General and administrative	2.2	2.4	2.2	2.1
Total operating expenses	12.0	13.0	11.8	11.7
Income from operations	2.0	4.0	1.8	5.0
Interest and other income, net	—	—	—	—
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Income before income tax provision	1.9	3.9	1.7	4.9
Income tax provision (benefit)	(0.6)	1.0	0.2	1.6
Net income	2.5%	2.9%	1.5%	3.3%

Comparison of Three Months Ended March 31, 2013 and 2012

Net sales. Net sales increased by $37.9 million, or 15.8%, to $278.0 million from $240.2 million, for the three months ended March 31, 2013 and 2012, respectively. This increase was due primarily to an increase in the average selling price of our subsystems and accessories and server systems offset by a decrease in unit volumes of server systems and subsystems and accessories as we sold more higher density server systems on a processing compute basis in the three months ended March 31, 2013 compared to the three month ended March 31, 2012.

For the three months ended March 31, 2013, the number of server system units sold decreased 5.3% to 54,000 compared to 57,000 for the three months ended March 31, 2012. The average selling price of server system units increased 5.0% to $2,100 in the three months ended March 31, 2013 compared to $2,000 in the three months ended March 31, 2012. The average selling prices of our server systems increased primarily due to an increase in average selling prices of complete integrated-high-end servers solutions to OEM and end customers and higher average selling prices of 5000, 6000 and 7000 Series configuration of servers with Intel's Sandy Bridge processors which offered higher density computing and more memory and hard disk drive capacity. Sales of server systems decreased by $0.2 million or 0.2% from the three months ended March 31, 2012 to the three months ended March 31, 2013, primarily due to lower sales of server solutions to our internet data center customers partially offset by higher sales of storage, Micro Cloud, FatTwin and GPU solutions. Sales of server systems represented 41.8% of our net sales for the three months ended March 31, 2013 compared to 48.5% of our net sales for the three months ended March 31, 2012.

For the three months ended March 31, 2013, the number of subsystems and accessories units sold decreased 8.3% to 1,111,000 compared to 1,212,000 for the three months ended March 31, 2012. Sales of subsystems and accessories increased by $38.1 million or 30.8% from the three months ended March 31, 2012 to the three months ended March 31, 2013, primarily related to higher sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 58.2% of our net sales for the three months ended March 31, 2013 as compared to 51.5% of our net sales for the three months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, we derived 58.8% and 52.6%, respectively, of our net sales from products sold to distributors and we derived 41.2% and 47.4%, respectively, from sales to OEMs and to end customers. For the three months ended March 31, 2013, customers in the United States, Europe and Asia accounted for 56.6%, 22.0% and 19.0% of our net sales, respectively, as compared to 56.5%, 23.0% and 18.1%, respectively, for the three months ended March 31, 2012.

Cost of sales. Cost of sales increased by $39.7 million, or 19.9%, to $239.1 million from $199.4 million, for the three months ended March 31, 2013 and 2012, respectively. Cost of sales as a percentage of net sales was 86.0% and 83.0% for the three months ended March 31, 2013 and 2012, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and an increase of $0.6 million in provision for inventory reserve partially offset by a decrease of $0.1 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to higher costs of hard disk drives bundled with our server solutions compared to the lower selling prices for these components and higher mix of subsystem and accessories sales. In general, we have higher margins in server systems than in subsystems and accessories. In the three months ended March 31, 2013, we recorded a $2.4 million expense, or 0.9% of net sales, related to the inventory provision as compared to $1.8 million, or 0.7% of net sales, in the three months ended March 31, 2012. The increase in the inventory provision was primarily for older products as a result of product transitions. In the three months ended March 31, 2013, we recorded a $3.1 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $3.2 million, or 1.3% of net sales, in the three months ended March 31, 2012. The decrease in the provision for warranty reserve was primarily due to lower cost of servicing warranty claims in the three months ended March 31, 2013. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $1.4 million, or 8.4%, to $18.6 million from $17.2 million, for the three months ended March 31, 2013 and 2012, respectively. Research and development expenses were 6.7% and 7.2% of net sales for the three months ended March 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $1.8 million in compensation and benefits including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan offset in part by an increase of $0.4 million in non-recurring engineering funding from certain suppliers and customers. The increase as a percentage of sales was due to increased expenses relating to new product introductions, particularly related to the introduction of new products relating to Intel's Sandy Bridge processor and our Fat Twin solutions and product development for Intel's Ivy Bridge processor.

Research and development expenses include stock-based compensation expense of $1.7 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $0.5 million, or 6.6%, to $8.7 million from $8.2 million, for the three months ended March 31, 2013 and 2012, respectively. Sales and marketing expenses were 3.1% and 3.4% of net sales for the three months ended March 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $0.5 million in compensation and benefits resulting from growth in sales and marketing personnel, an increase of $0.3 million in trade show expenses offset in part by an increase of $0.4 million in cooperative marketing funding received from vendors.

Sales and marketing expenses include stock-based compensation expense of $0.4 million for both three months ended March 31, 2013 and 2012.

General and administrative expenses. General and administrative expenses increased by $0.3 million, or 5.7%, to $6.1 million from $5.8 million, for the three months ended March 31, 2013 and 2012, respectively. General and administrative expenses were 2.2% and 2.4% of net sales for the three months ended March 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $0.4 million in bad debt expense, an increase of $0.2 million in compensation and benefits, offset in part by a decrease of $0.3 million in legal fees.

General and administrative expenses include stock-based compensation expense of $0.6 million for both three months ended March 31, 2013 and 2012.

Interest and other expense, net. Interest and other expense, net was $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, which included $0.1 million and $0.2 million of interest expense for the three months ended March 31, 2013 and 2012, respectively.

Provision for (benefit from) income taxes. Provision for income taxes changed by $4.1 million, or 174.6%, to $(1.7) million from $2.3 million, for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate was (32.8)% and 24.8% for the three months ended March 31, 2013 and 2012, respectively. The lower income tax provision and effective tax rate for the three months ended March 31, 2013 were primarily attributable to our lower net income, a tax benefit of $2.9 million related to the reinstatement of the U.S. federal R&D tax credit, of which $2.3 million related to calendar year

2012, and the recognition of $2.0 million related to our resolution of IRS audits for all outstanding items covering fiscal year 2008 through 2010, offset in part by an increase in stock option expense.

Comparison of Nine Months Ended March 31, 2013 and 2012

Net sales. Net sales increased by $102.3 million, or 13.9%, to $840.2 million from $738.0 million, for the nine months ended March 31, 2013 and 2012, respectively. This increase was due primarily to an increase in unit volumes of our subsystems and accessories and to a lesser extent an increase in the average selling price of our server systems.

For the nine months ended March 31, 2013, the number of server system units sold decreased 4.0% to 169,000 compared to 176,000 for the nine months ended March 31, 2012. The average selling price of server system units increased 16.7% to $2,100 in the nine months ended March 31, 2013 compared to $1,800 in the nine months ended March 31, 2012. The average selling prices of our server systems increased primarily due to an increase in average selling prices of complete integrated-high-end server solutions to OEM and end customers and higher average selling prices of 5000 and 6000 Series configuration of servers with Intel's Sandy Bridge processors which offered higher density computing and more memory and hard disk drive capacity. Sales of server systems increased by $25.2 million or 7.8% from the nine months ended March 31, 2012 to the nine months ended March 31, 2013, primarily due to higher sales of 2000, 5000 and 6000 Series configuration of servers with Intel's Sandy Bridge processors including storage, Micro Cloud, FatTwin and GPU solutions, higher sales of complete integrated-high-end server solutions to OEM and end customers including internet data center customers partially offset by lower sales of more mature server systems. Sales of server systems represented 41.6% of our net sales for the nine months ended March 31, 2013, compared to 43.9% of our net sales for the nine months ended March 31, 2012.

For the nine months ended March 31, 2013, the number of subsystems and accessories units sold increased 1.6% to 3,234,000 compared to 3,183,000 for the nine months ended March 31, 2012. Sales of subsystems and accessories increased by $77.1 million or 18.6% from the nine months ended March 31, 2012 to the nine months ended March 31, 2013, primarily related to higher sales of hard disk drives, chassis, serverboards and memory to our distributors and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 58.4% of our net sales for the nine months ended March 31, 2013 as compared to 56.1% of our net sales for the nine months ended March 31, 2012.

For the nine months ended March 31, 2013 and 2012, we derived 56.2% and 54.8% of our net sales from products sold to distributors, respectively, and we derived 43.8% and 45.2%, respectively, from sales to OEMs and to end customers. For the nine months ended March 31, 2013, customers in the United States, Europe and Asia accounted for 53.4%, 22.8% and 21.2% of our net sales, respectively, as compared to 58.5%, 21.6% and 17.3%, respectively, for the nine months ended March 31, 2012.

Cost of sales. Cost of sales increased by $111.2 million, or 18.1%, to $726.2 million from $615.0 million, for the nine months ended March 31, 2013 and 2012, respectively. Cost of sales as a percentage of net sales was 86.4% and 83.3% for the nine months ended March 31, 2013 and 2012, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $3.1 million in provision for inventory reserve and an increase of $1.2 million in provision for warranty reserve. The higher cost of sales as a percentage of net sales was primarily due to higher costs of hard disk drives and memory bundled with our server solutions compared to the lower selling prices for these components and higher mix of subsystem and accessories sales. In general, we have higher margins in server systems than in subsystems and accessories. In the nine months ended March 31, 2013, we recorded a $8.7 million expense, or 1.0% of net sales, related to the inventory provision as compared to $5.7 million, or 0.8% of net sales, in the nine months ended March 31, 2012. The increase in the inventory provision was primarily for older products as a result of product transitions. In the nine months ended March 31, 2013, we recorded a $9.5 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $8.3 million, or 1.1% of net sales, in the nine months ended March 31, 2012. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in the nine months ended March 31, 2013. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $9.0 million, or 19.3%, to $55.7 million from $46.6 million, for the nine months ended March 31, 2013 and 2012, respectively. Research and development expenses were 6.6% and 6.4% of net sales for the nine months ended March 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $7.8 million in compensation and benefits including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan, an increase of $0.4 million in sales tax expenses and a decrease of

$0.2 million in non-recurring engineering funding from certain suppliers and customers. The increase as a percentage of sales was due to increased expenses relating to new product introductions, particularly related to the introduction of new products relating to Intel's Sandy Bridge processor and our FatTwin solutions, product development for Intel's Ivy Bridge processor and net sales which were lower than we had anticipated.

Research and development expenses include stock-based compensation expense of $4.9 million and $4.0 million for the nine months ended March 31, 2013 and 2012, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.5 million, or 6.3%, to $25.4 million from $23.9 million, for the nine months ended March 31, 2013 and 2012, respectively. Sales and marketing expenses were 3.0% and 3.2% of net sales for the nine months ended March 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $1.8 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense, an increase in advertising and promotional expenses of $0.6 million and an increase of $0.2 million in trade show expenses offset in part by an increase of $1.2 million in cooperative marketing funding received from vendors to promote the new product launches.

Sales and marketing expenses include stock-based compensation expense of $1.2 million and $1.0 million for the nine months ended March 31, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses increased by $2.6 million, or 16.9%, to $18.2 million from $15.6 million, for the nine months ended March 31, 2013 and 2012, respectively. General and administrative expenses were 2.2% and 2.1% of net sales for the nine months ended March 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $0.9 million in compensation and benefits, including higher stock-based compensation expense, in part to support the expansion of our operations at our headquarters and operations in Taiwan, an increase of $0.6 million in payroll tax audit reserve, an increase of $0.5 million in bad debt expense, an increase of $0.4 million in tax and audit fees, a decrease of $0.3 million in rental income and an increase of $0.3 million in miscellaneous expenses relating to the settlement payment of one patent troll offset in part by a decrease of $0.4 million in moving expenses.

General and administrative expenses include stock-based compensation expense of $1.9 million and $1.8 million for the nine months ended March 31, 2013 and 2012, respectively.

Interest and other expense, net. Interest and other expense, net was $0.4 million of expense and $0.5 million for nine months ended March 31, 2013 and 2012, respectively, which included $0.4 million and $0.6 million of interest expense for the nine months ended March 31, 2013 and 2012, respectively.

Provision for income taxes. Provision for income taxes decreased by $10.5 million, or 87.9%, to $1.5 million from $12.0 million, for the nine months ended March 31, 2013 and 2012, respectively. The effective tax rate was 10.2% and 33.0% for the nine months ended March 31, 2013 and 2012, respectively. The lower of provision for income taxes and effective tax rate for the nine months ended March 31, 2013 were primarily attributable to our lower net income, a tax benefit of $2.9 million related to the reinstatement of the U.S. federal R&D tax credit, of which $2.3 million related to calendar year 2012, and the recognition of $2.0 million related to our resolution of IRS audits for all outstanding items covering fiscal year 2008 through 2010, offset in part by an increase in stock option expense and the expiration of federal R&D tax credits as of December 31, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $94.0 million and $80.9 million as of March 31, 2013 and June 30, 2012, respectively. Our cash held by non-U.S. subsidiaries was $10.2 million and $6.5 million at March 31, 2013 and June 30, 2012, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by operating activities was $13.6 million and $19.0 million for the nine months ended March 31, 2013 and 2012, respectively.

Net cash provided by our operating activities for the nine months ended March 31, 2013 was primarily due to our net income of $12.9 million, a decrease in inventory of $10.5 million, provision for inventory of $8.7 million, stock-based compensation expense of $8.7 million, depreciation expense of $5.9 million, an increase in accrued liabilities of $3.3 million and an increase in net income taxes payable of $1.9 million, which were partially offset by an increase in accounts receivable of $21.0 million, a decrease in accounts payable of $9.6 million, an increase in deferred income taxes of $6.2 million and excess tax benefits from stock-based compensation of $0.8 million.

Net cash provided by our operating activities for the nine months ended March 31, 2012 consisted of our net income of $24.3 million, an increase in accounts payable of $29.4 million, stock-based compensation expense of $7.4 million, an increase in net income tax payable of $6.7 million, a provision for inventory of $5.7 million, depreciation expense of $5.1 million and an increase in accrued liabilities of $3.3 million, which was offset in part by an increase in inventory of $41.9 million, an increase of accounts receivable of $16.2 million and excess tax benefits from stock-based compensation of $1.9 million.

The increase for the nine months ended March 31, 2013 in accounts receivable was primarily due to an increase in sales late in the third quarter and an increase in sales with longer payment term. The decrease for the nine months ended March 31, 2013 in accounts payable was due to timing of payments to our vendors. The decrease for the nine months ended March 31, 2013 in inventory was in part due to increased sales in hard disk drives and memory as we have aggressively promoted hard disk drives and memory bundling with server solutions. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

The increase for the nine months ended March 31, 2012 in accounts receivable was primarily due to higher sales in March 2012 to customers with net payment terms. The increase for the nine months ended March 31, 2012 in accounts payable was primarily due to timing of payments to our vendors. The increase in inventory for the nine months ended March 31, 2012 was in part due to a lower growth in net sales in the third quarter of fiscal year 2012 as a result of the flooding in Thailand and the effects on our hard disk drive supply chain which prevented us from achieving a higher growth in net sales and in part due to our increase in new product relating to the Sandy Bridge products launched in the quarter ended March 31, 2012.

Investing activities. Net cash used in our investing activities was $4.5 million and $16.8 million for the nine months ended March 31, 2013 and 2012, respectively. In the nine months ended March 31, 2013, $4.3 million was related to the purchase of property, plant and equipment and $0.4 million was related to certificates of deposits pledged as security for value added tax examination required by tax authority of Taiwan, offset in part by the redemption at par of investments in auction rate securities of $0.3 million. In the nine months ended March 31, 2012, $18.8 million was related to the purchase of property, plant and equipment net of land deposit refund primarily related to the construction of facilities in Taiwan and the headquarters office expansion in San Jose, California. The purchase price and the title on the land in Taiwan, consisting of approximately 2.2 acres, was finalized and closed in December 2011. We completed the construction of facilities in Taiwan and the headquarters expansion in San Jose, California in December 2011. This was offset by the redemption at par of investments in auction rate securities of $2.1 million.

Financing activities. Net cash provided by our financing activities was $4.1 million and $16.3 million for the nine months ended March 31, 2013 and 2012, respectively. In the nine months ended March 31, 2013, we received $1.4 million of proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of one executive officer for his restricted stock awards of $1.0 million for the nine months ended March 31, 2013. Further, we borrowed $15.0 million under a new term loan from China Trust Bank, borrowed $5.6 million of our revolving line of credit from Bank of America and repaid $17.4 million in loans in the nine months ended March 31, 2013. In the nine months ended March 31, 2013, excess tax benefits from stock-based compensation were $0.8 million.

In the nine months ended March 31, 2012, we received $7.7 million of proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of one executive officer for his restricted stock awards of $1.1 million for the nine months ended March 31, 2012. In the nine months ended March 31, 2012, we obtained a new term loan of $14.0 million from Bank of America, borrowed $18.7 million of our revolving line of credits and repaid $24.7 million in loans. In the nine months ended March 31, 2012, excess tax benefits from stock-based compensation were $1.9 million.

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
In October 2011, the Company entered into an amendment to the existing credit agreement with Bank of America, which provided for (i) a $40.0 million revolving line of credit facility through June 15, 2013 and (ii) a five-year $14.0 million term loan facility. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum.

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.2% at March 31, 2013. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly. In the nine months ended March 31, 2012, we drew an additional $8.8 million from the revolving line of credit for the construction of our Taiwan facilities and repaid $9.9 million. In the nine months ended March 31, 2013, we drew an additional $5.6 million from the revolving line of credit for our inventory purchases in Taiwan and repaid $5.2 million.

As of March 31, 2013 and June 30, 2012, the total outstanding borrowings under the Bank of America term loan was $10.0 million and $12.1 million, respectively. The total outstanding borrowings under the Bank of America line of credit was $10.9 million and $10.6 million as of March 31, 2013 and June 30, 2012, respectively. The interest rates for these loans ranged from 1.24% to 1.70% at March 31, 2013 and ranged from 1.29% to 1.81% at June 30, 2012, respectively. As of June 30, 2012, borrowings denominated in Taiwanese dollars under the Bank of America line of credit were translated to U.S. dollars of $4.9 million. As of March 31, 2013, we paid off the borrowings denominated in Taiwanese dollars under the Bank of America line of credit. As of March 31, 2013, the unused revolving line of credit under Bank of America was $29.1 million.

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

In July 2012, we entered into a NT$450.0 million Taiwanese dollars, or $14.9 million U.S. dollars equivalents, credit facility with China Trust Bank. The credit facility provides for a one-year term loan. In July 2012, we drew NT$150.0 million Taiwanese dollars, or $5.0 million U.S. dollars equivalents, under the term loan. In addition, we borrowed under the term loan to pay down the outstanding revolving line of credit of NT$300.0 million Taiwanese dollars, or $10.0 million U.S. dollars equivalents. The term loan is secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly. The term loan matures on July 31, 2013. We used the proceeds from this term loan to repay $4.9 million of the revolving line of credit to Bank of America. The interest rate for the term loan was 1.21% per annum at March 31, 2013. The total outstanding borrowing under the China Trust Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $15.0 million as of March 31, 2013.

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
As of March 31, 2013, our total assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan collateralizing the line of credit with Bank of America were $562.3 million. As of March 31, 2013, total assets collateralizing the term loan with Bank of America were $17.9 million. As of March 31, 2013, the Company was in compliance with all financial covenants associated with credit agreement with Bank of America.
As of March 31, 2013 , the land and building located in Bade, Taiwan collateralizing the term loan with China Trust Bank was $27.9 million. There are no financial covenants associated with the term loan with China Trust Bank at March 31, 2013.

Contract Manufacturers
For the three and nine months ended March 31, 2013, we paid our contract manufacturers within 41 to 72 days of invoice and Ablecom between 49 to 92 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of March 31, 2013 and June 30, 2012 amounts owed to Ablecom by us were approximately $40.5 million and $51.5 million, respectively.

Auction Rate Securities Valuation
As of March 31, 2013, we held $2.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate securities were rated AAA or AA2 at March 31, 2013. These auction rate preferred shares have no stated maturity date.
During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2013, $2.7 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at March 31, 2013, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and nine months ended March 31, 2013, $0 and $0.3 million of auction rate securities were redeemed at par, respectively, and $0.4 million and $2.1 million were redeemed at par during the three and nine months ended March 31, 2012, respectively.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2013:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,973	$4,088	$263	$—	$7,324
Capital leases, including interest	27	23	11	—	61
Long-term debt, including interest (1)	13,856	20,810	1,643	—	36,309
License arrangements	858	342	—	—	1,200
Purchase commitments (2)	315,488	383	—	—	315,871
Total	$333,202	$25,646	$1,917	$—	$360,765

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at March 31, 2013.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations were $315.9 million at March 31, 2013 primarily attributable to our entry into purchase agreements with selected suppliers of hard disk drives in the third quarter of fiscal year 2012 in order to ensure continuity of supply for these components following disruption of the hard disk drive supply chain due to flooding in Thailand during the first quarter of fiscal year 2012. The agreements provide for some variation in the amount of units we are required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price of these components will be reviewed quarterly with the suppliers. We have been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates. The hard disk drive purchase commitments totaled approximately $183.2 million as of March 31, 2013 and have terms expiring through March 2014. In May 2013, we entered into an amendment to the purchase agreement, which decreases its hard disk drive purchase commitments to $179.3 million and extends the terms to December 2014.

The table above excludes liabilities for deferred revenue for warranty services of $3.4 million and unrecognized tax benefits and related interest and penalties accrual of $7.3 million as of March 31, 2013. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

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

In February 2013, the FASB issued authoritative guidance associated with reporting of amounts reclassified out of accumulated other comprehensive income, which requires companies to present significant reclassifications out of accumulated other comprehensive income in their entirety in the statement of operations or in a separate footnote to the financial statements. For amounts that are not required to be reclassified in their entirety to net income, the standard requires companies to cross-reference to related footnoted disclosures. The new disclosure requirements are effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. The adoption of this guidance will not have a material impact on our results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2013, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loan and the revolving lines of credit ranged from 1.21% to 1.70% at March 31, 2013 and 1.29% to 1.81% at June 30, 2012, respectively. Based on the outstanding principal indebtedness of $36.0 million under our credit facilities as of March 31, 2013, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of March 31, 2013, we held $2.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at March 31, 2013. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2013, $2.7 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at March 31, 2013, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and nine months ended March 31, 2013, $0 and $0.3 million of auction rate securities were redeemed at par, respectively, and $0.4 million and $2.1 million were redeemed at par during the three and nine months ended March 31, 2012, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2013, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2013 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain for both three and nine months ended March 31, 2013 was $0.2 million and approximately $0 and $0.1 million for the three and nine months ended March 31, 2012, respectively.

Item 4.        Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.    Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2012 have not materially changed; provided that we have added additional disclosure in the Risk Factors "We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory". You should carefully consider the following risk factors, as well as the other information in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we entered into purchase agreements with selected suppliers of hard disk drives in the third quarter of fiscal year 2012 in order to ensure continuity of supply for these components. In May 2013, we entered into an amendment to the purchase agreement, which decreases our hard disk drive purchase commitments to $179.3 million and extends the terms to December 2014. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit for the nine months ended March 31, 2013 and could adversely impact our gross profit in the future. This and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a $0.7 million reserve in the quarter ended March 31, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and nine months ended March 31, 2013, we recorded inventory write-downs charged to cost of sales of $2.4 million and $8.7 million for lower of cost or market and excess and obsolete inventory, respectively, and $1.8 million and $5.7 million during the three and nine months ended March 31, 2012, respectively. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.”

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

Our principal competitors include global technology companies such as Dell, Inc., Hewlett-Packard Company, IBM, Cisco and Intel. In addition, we also compete with a number of other vendors who also sell application optimized servers, contract manufacturers and original design manufacturers, or ODMs, such as Quanta Computer Incorporated. ODMs sell server solutions marketed or sold under a third party brand.

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 58.8% and 56.2% of our net sales in the three and nine months ended March 31, 2013, respectively, and 52.6% and 54.8% in the three and nine months ended March 31, 2012, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 18.8% and 18.3% of our cost of sales for the three and nine months ended March 31, 2013, respectively, and 20.1% and 18.8% for the three and nine months ended March 31, 2012, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of March 31, 2013, we held $2.7 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at March 31, 2013. These auction rate preferred shares have no stated maturity date.

Based on our assessment of fair value at March 31, 2013, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss.

Although we have determined that we will not likely be required to sell the securities before their anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2013, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2013 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to maturity.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. All of our shares are eligible for sale in the public market, including 9.9 million shares held by directors, executive officers and other affiliates, which are subject to volume limitations under Rule 144 under the Securities Act. In addition, 12.1 million shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of April 25, 2013, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 41.8% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

SUPER MICRO COMPUTER, INC.

Date:	May 10, 2013	/S/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 10, 2013	/S/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)