Form 10-K
period 2013-06-30
Super Micro Computer, Inc.
filed 2013-09-11
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
(408) 503-8000
(Registrant’s telephone number, including area code)
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2012, as reported by the Nasdaq Global Select Market, was approximately $331,423,204. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of September 6, 2013 there were 42,702,605 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.
DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

PART I

Item 1.        Business

Overview

We are a global leader in high-performance, high-efficiency server technology and green computing innovation. We develop and provide advanced server Building Block Solutions to Data Center, Cloud Computing, Enterprise, Hadoop/Big Data, High Performance Computing, or HPC, and Embedded markets. Our solutions range from complete server, storage, blade, workstation and full rack solutions to networking devices and server management software, which can be used by distributors, original equipment manufacturers, or OEMs, and end customers. We offer our customers a high degree of flexibility and customization by providing what we believe to be the industry’s broadest array of server configurations. Our server systems, subsystems and accessories are architecturally designed to provide highest levels of reliability, quality and scalability, thereby enabling our customers' benefits in the areas of compute performance, density, thermal management and power efficiency to lower their overall total cost of ownership.

We perform the majority of our research and development efforts in-house, which increases the communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard materials to develop proprietary components, such as serverboards, chassis, power supplies, networking and storage devices. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver application-optimized solutions based upon customers’ requirements. Architecture innovations include Twin, FatTwin, SuperBlade, MicroCloud, Super Storage Bridge Bay, or SBB, Double-Sided Storage, Battery Backup Power, or BBP, modules, Universal I/O, or UIO, and WIO expansion technology. As of June 30, 2013, we offered over 5,200 SKUs, including SKUs for rackmount and blade server systems, serverboards, chassis and power supplies and other system accessories.

We conduct our operations principally from our headquarters in California and subsidiaries in Taiwan, the Netherlands, and China. We sell our server systems and server subsystems and accessories primarily through distributors, which include value added resellers and system integrators, and to a lesser extent to OEMs as well as through our direct sales force. During fiscal year 2013, our products were purchased by over 800 customers, most of which are distributors in 84 countries. None of our customers represent 10% or more of our net sales. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2013, 2012 and 2011, our net sales were $1,162.6 million, $1,013.9 million and $942.6 million, respectively, and our net income was $21.3 million, $29.9 million and $40.2 million, respectively.

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

Flexible and Customizable Server Solutions

We provide flexible and customizable server solutions to address the specific application needs of our customers. Our design principles allow us to aggregate industry standard materials to develop proprietary subsystems and accessories, such as serverboards, chassis and power supplies to deliver a broad range of products with superior features. Each subsystem and accessory is built to be backward compatible. We believe this building block approach allows us to provide a broad range of SKUs. As of June 30, 2013, we offered over 5,200 SKUs, including SKUs for rackmount and blade server systems, serverboards, chassis and power supplies and other system accessories.

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

Improved Power Efficiency and Thermal Management

We leverage advanced technology and system design expertise to reduce the power consumption of our server, blade, workstation and storage systems. We believe that we are an industry leader in power saving technology. Our server solutions include many design innovations to optimize power consumption and manage heat dissipation. We have designed flexible power management systems which customize or eliminate components in an effort to reduce overall power consumption. We have proprietary power supplies that can be integrated across a wide range of server system form factors which can significantly enhance power efficiency. We have also developed technologies that are specifically designed to reduce the effects of heat dissipation from our servers. Our thermal management technology allows our products to achieve a superior price-to-performance ratio while minimizing energy costs and reducing the risk of server malfunction caused by overheating. We have also developed power management software that controls power consumption of server clusters by policy-based administration.

High Density Servers

Our servers are designed to enable customers to maximize computing power while minimizing the physical space utilized. We offer server systems with up to three times the density of conventional solutions, which allows our customers to efficiently deploy our server systems in scale-out configurations. Through our industry leading technology, we can offer significantly more memory and expansion slots than traditional server systems with a comparable server form factor. For example, we offer systems in a 2U configuration with features and capabilities generally offered by competitors only in a server with room for four racks or shelves, or a 4U server, configuration. Our 2U Twin² system contains four full feature DP compute nodes in a 2U chassis which are designed to address the ever-increasing efficiency, density and low total cost of ownership demands of today’s high performance computing clusters and data centers. Our TwinBlade, supporting 20 DP nodes and 5 switches in 7U enclosure, achieve even higher performance, density and efficiency and make it the greenest, most power-saving blade solution available. Our MicroCloud, supporting up to 12 nodes in a 3U enclosure, provides a compelling, cost-effective solution for hosting, searching, or cloud computing applications. In addition, our FatTwin solutions contain eight or four full feature DP hot-pluggable compute nodes in a 4U server. The 8-node configuration provides high density and computing power for those compute-demanding applications, while the 4-node configuration offers up to 8 hot-pluggable 3.5" HDDs per U for those applications that require high storage capacity within a compact setting. FatTwin is designed to operate at high temperatures up to 47 degrees Celsius ambient and delivers the highest performance with the most energy efficient technologies and cooling designs currently available on the market.

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

Expand Our Product Offerings

We plan to increase the number of products we offer to our customers. Our product portfolio will continue to include additional solutions based on the latest Intel and AMD technologies as well as other technology vendors such as Nvidia. We plan to continue to improve the energy efficiency of our products by enhancing our ability to deliver improved power and thermal management capabilities, as well as servers and subsystems and accessories that can operate in increasingly dense environments. We have introduced and also plan to continue developing and in the future offer additional management software capabilities that are integrated with our server products and will further enable our customers to simplify and automate the deployment, configuration and monitoring of our servers.

Further Develop Existing Markets and Expand Into New Markets

We intend to strengthen our relationships with existing customers and add new distributors and OEM partners. We will continue to target specific industry segments that require application optimized server solutions including data center environments, financial services, oil and gas exploration, biotechnology, entertainment and embedded applications. We have begun manufacturing and service operations in the Netherlands and Taiwan in support of European and Asian customers and we plan to continue to increase our overseas manufacturing capacity and logistics capabilities and expand our reach geographically.

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

Advanced Blade Server Technology

To meet the emerging demand for blade servers, we have developed and continued to improve our high-performance blade server solutions, called SuperBlades. Our SuperBlades are designed to share a common computing infrastructure, thereby saving additional space and power. Our SuperBlades are self-contained servers designed to achieve industry leading density and superior performance per square foot at a lower total cost of ownership. The SuperBlade’s enclosure provides power, cooling, networking, various interconnects and system-level management and supports both Intel Xeon and AMD Opteron processors. By creating a range of unique blade server offerings, we provide our customers with solutions that can be customized to fit their needs. In addition, the SuperBlade power supplies provide 94%+ gold level or above efficiency, which is currently considered the highest AC power supply efficiency in today's blade solutions providing extreme electricity cost saving. We believe that our SuperBlade server system provides industry leading density, memory expandability, reliability, price-to-performance per square foot and energy saving. We also offer our TwinBlade SuperBlade configuration which includes two dual processor blades into one slot. The TwinBlade with the most current Infiniband fourteen data rate, or FDR, connection enables the new SuperBlade to achieve even higher performance, density and efficiency by doubling the number of dual-processor compute nodes per 7U enclosure from 10 to 20. In addition to its superior processing power, TwinBlade combines 94%+ power supply efficiency with our innovative and highly efficient thermal and cooling system designs making it the greenest, most power-saving blade solution available. Our Graphics Processing Units (GPU) SuperBlade, which supports up to 30 GPUs and 20 Central Processing Units (CPUs) in a single 7U blade enclosure, delivers maximum performance with the best CPU to GPU balance and optimized I/O.

Products

We offer a broad range of application optimized server solutions, including complete rackmount and blade server systems and subsystems and accessories which customers can use to build complete server systems.

Server Systems

We sell server systems in rackmount, standalone tower and blade form factors. We currently offer a complete range of server options with single, dual and quad CPU capability supporting Intel Pentium and Xeon multi-core architectures in 1U, 2U, 3U, 4U, tower and blade form factors. We also offer complete server systems based on AMD single, dual and quad Opteron in 1U, 2U, 4U and blade form factors. As of June 30, 2013, we offered over 950 different server systems. For each system, we offer multiple chassis designs and power supply options to best suit customer requirements. We also offer multiple configurations based on our latest generation systems with most comprehensive selections of chassis and serverboards. A majority of our most common systems are also available in minimum 1U or 1/2 depth form factors which are approximately one half of the size of standard sized rackmount servers.

The figure below depicts a typical rackmount server and the different components that we typically optimize for our customers. The layout presented is for illustrative purposes only and does not represent the typical layout of all our servers.

A.	Chassis: Industry standard 1U rackmount chassis that allows server interoperability while efficiently housing key server components.

B.	Power Supply: High efficiency, cost effective AC energy saving power supply. DC power supplies and Battery Backup Power BBP® modules are also available.

C.	Memory: Scalable memory expansion capability.

D.
Intelligent Platform Management Interface: Monitors onboard instrumentation for server health and allows remote management and KVM-over-LAN for the entire network via a single keyboard, monitor and mouse.

E.
Processor: Programmable CPUs, Many Integrated Core (MIC) co-processors, and GPUs, that performs all server instructions and logic processing, plus some cache memory and I/O functions. Supermicro servers support single, dual, and quad multi core processors from major suppliers such as Intel, NVIDA, and AMD.

F.	Expansion Modules: Allows increased functionality, I/O customization and flexibility.

G.	Thermal Management: Pulse Width Modulated counter rotating and redundant fan controls that provide optimum cooling and energy saving and dissipation of server component heat.

H.	Disk Drives: Storage medium for operating system, applications, and data. We offer “power-on” hot-swappable capability.

Below is a table that summarizes the most common server configurations purchased by our customers. We also design and build other customized systems using these and other building blocks to meet specific customer requirements.

Server System Model	CPU	Memory	Drive Bays	Form Factor	SKUs
5000 Series	Core 2 Duo, Core 2 Quad, Xeon, Core i7, Core i5, Core i3, E5-2600/1600, E3-1200, Atom, Celeron Pentium	Unbuffered DDR3, ECC Registered DDR3	1 to 8 drives	1U, 2U, Mid-tower	105 models
6000 Series	Dual Xeon (Dual/Quad/Six/Eight Core)	DDR3, ECC Registered DDR3	1 to 16 drives	1U, 2U, 3U	239 models
7000 Series	Dual Xeon (Dual/Quad/Six/Eight Core)	DDR3, ECC Registered DDR3	1 to 8 drives	4U, Tower	52 models
8000 Series	Quad Xeon (Quad/Six/Eight/Ten Core), MP Xeon (Quad/Six/Eight Core)	ECC Registered DDR3	1 to 48 drives	1U, 2U, 4U, Tower	17 models
FatTwin	Dual Xeon (Quad, Six, Eight Core)	ECC Registered DDR3	1 to 12 drives	4U	27 models
MicroCloud	Single Xeon, Core i3 & Pentium	Unbuffered DDR3, ECC Registered DDR3	1 to 4 drives	3U	5 models
SuperBlade	Dual Xeon (Quad/Six/Eight Core), Dual/Quad/MP Opteron (Quad Core/ Six/Eight/Twelve/Sixteen Core)	ECC Registered DDR3	1 to 6 drives	7U	65 models
SuperStorage	Dual Xeon (Quad/Six/Eight Core)	ECC Registered DDR3	12 to 72 drives	2U, 3U, 4U	16 models

We offer a variety of server storage options depending upon the system, with disk drive alternatives including small computer system interface, serial advanced technology attachment, or SATA, SATAII, or SAS, SASII and SAS3.0, Intelligent Drive Electronics, or IDE, and serial attached SCSI.

For our remote system management solutions, we offer server management utilities in addition to the standard features provided by the baseboard management controller, or BMC, through our Intelligent Platform Management Interface, or IPMI 2.0. BMCs, which are specialized processors that perform monitoring and control functions independently of the CPU, are sold as part of our server systems and as a standard for almost all our serverboards and server systems. Server management information from the BMC can be received through the built-in BMC Web User Interface, and standalone IPMI utilities. The IPMI solutions provide remote access for debugging, monitoring system health and administration functionality for our server platforms. Our IPMI solutions include key capabilities such as remote hardware status, failure notification, as well as the ability to power-cycle non-responsive servers and to manage the system through out-of-band network or KVM (keyboard, video and mouse) functionality over LAN. As a part of the system management solution, our BMC monitors onboard instrumentation such as temperature sensors, power status, voltages and fan speed, and provides remote power control capabilities to reboot and reset the server. It also includes remote access to the Basic Input/Output System, or BIOS, configuration and operating system console information.

Furthermore, Supermicro Power Management software, or SPM, Supermicro Command Manager, or SCM, Supermicro Update Manager, or SUM, and SuperDoctor 5, or SD5, have been designed for server farm or datacenters' system administration and management. These remote management software utilities provide the ability to manage large-scale servers and storage in an organization’s IT infrastructure. It includes optional modules as well as the capability of incorporating third-party plug-in software, which is connected within a common framework and enables communication between devices. SUM remotely updates BIOS, firmware and system settings through an Out-of-Band, or OOB, interface and can perform operations independent of the operating system environment. SD5 is the latest generation of SuperDoctor products and builds upon over 15 years of in-production service assisting our customers with their server system health monitoring. SPM is designed specifically for HPC/Data Center cluster deployment and management. The Command Line Interface, or CLI, which utilizes the Linux operating system, provides a convenient working environment for our system integrator or the cluster administrator to deploy, configure, control, and manage the HPC cluster. Our server management utilities mentioned above can leverage the existing IPMI solutions to integrate management functions.

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

The following table displays some of our most common serverboard configurations purchased by our customers including X10 Haswell (Intel's 4th generation Core i3 Dual and Quad Core Xeon E3-1200 v3 family), X9 Sandy Bridge (Intel’s generation of Dual, Quad and Eight Core Xeon E3-1200/E5 2600 family), X8 (Intel’s generation of Six and Eight Core, Dual and Quad Core Xeon 5600/5500/3600/3500 series) and H8 (AMD's generation of Six, Eight, Twelve, Sixteen, Dual and Quad Core Opteron 200, 800 and 6000 series). As of June 30, 2013, we offered more than 550 SKUs for serverboards.

Serverboard Model	CPU	System Bus	Form Factor	Memory	SKUs
X10 Series	UP Xeon (Dual/Quad Core)	1600MHz	Advanced Technology Extended (ATX), Micro Advanced Technology Extended (uATX), MicroCloud	Unbuffered DIMM, DDR3	13 models
X9 Series	DP/UP Xeon (Dual/Quad/Eight Core)	QPI up to 8.0 GT/s	Twin, WIO, ATX, uATX	ECC Registered DDR3, Unbuffered DIMM	138 models
X8 Series	Dual Xeon (Dual/Quad/Six Core), UP Xeon (Dual/Quad/Six Core), MP Xeon (Quad/Six/Eight Core)	QPI up to 6.4 GT/s	Twin, UIO, Extended ATX (EATX), ATX	ECC Registered DDR3, Unbuffered DIMM	110 models
C2, C7 Series	Pentium D (Dual/Quad/Six Core)	1333/1066/800 MHz	ATX, uATX	Unbuffered DIMM, DDR3	28 models
H8 Series	Dual/Quad/MP Opteron (Dual/Quad/Six/Eight/ Twelve/Sixteen Core)	Hypertransport/HT3	Twin, UIO, ATX, EATX	ECC Registered DDR3, Unbuffered DIMM	80 models

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

The table below depicts some of the most common chassis configurations purchased by our customers including 500-series (front I/O options and space constrained environments), 700-series (Tower, 4U rackmount servers and workstations), 800-series (most widely used for single, dual and quad processor servers and storage systems), 900-series (for high-density storage applications) and 100/200/400-series (for 2.5” hard disk drives server and ultra high density storage) chassis products. These chassis solutions offer redundant power, hold swap power supply, redundant cooling fan options and high efficiency AC and DC power combinations. As of June 30, 2013, we offered more than 700 SKUs for chassis and power supplies.

Chassis Model	CPU Support	Expansions	Drive Bays	Power Supply	Form Factor	SKUs
SC100 Series	Xeon, Pentium, Opteron, Atom	Up to 5 slots	4 to 10 drives (2.5” HDD)	330W to 1800W – single/redundant	1U, Mini- 1U, Box PC	40 models
SC200 Series	Xeon, Pentium, Opteron, Atom	Up to 7 slots	8 to 26 drives (2.5” HDD)	500W to 1800W – single/redundant	2U	47 models
SC400 Series	Xeon, Pentium, Opteron, Atom	Up to 11 slots	24 to 88 drives (2.5” HDD)	1400W to 1800W – single/redundant	4U	6 models
SC500 Series	Xeon, Pentium, Opteron, Atom	Up to 7 slots	1 to 4 drives	200W to 600W	Mini-1U, 2U	52 models
SC700 Series	Xeon, Pentium, Opteron, Atom	Up to 11 slots	4 to 10 drives	300W to 1600W – single/redundant	4U, Tower, Mid-tower	102 models
SC800 Series	Xeon, Pentium, Opteron, Quad Processer, Atom	Up to 11 slots	2 to 72 drives	260W to 1800W – single/redundant	1U, 2U, 3U, 4U	328 models
SC900 Series	Xeon, Pentium, Opteron, Atom	Up to 8 slots	Up to 16 drives	550W to 1600W – single/redundant	3U, 4U, Tower	20 models

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disc drives that generally are third party developed and manufactured products that we resell without modification. As of June 30, 2013, we offered more than 3,000 SKUs for other system accessories.

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

Our rackmount and tower server solutions are based on our Super SSI architecture, which incorporates proprietary I/O expansion, thermal and cooling design features as well as high-efficiency power supplies. For example, our 1U servers now offer up to 5 I/O expansion slots with up to 32 DIMM slots to accommodate up to 1TB of memory, which, prior to Super SSI, was only possible in a 2U chassis. We also achieved higher memory densities by designing customized serverboards to include 16 memory slots without sacrificing I/O expansion capability. The result is what we believe to be a superior serverboard design that provides our customers with increased flexibility for their new and legacy add-on card support and the ability to keep up with the growing memory requirements needed to maintain system performance requirements.

Our latest chassis designs include advanced cooling mechanisms such as proprietary air shrouds to help deliver cool air directly to the hottest components of the system resulting in improved cooling efficiency and consequently increased system reliability. Our newest generation of power supplies incorporates advanced design features that provide what we believe to be the highest level of efficiency in the industry and therefore reduce overall power consumption. Our advanced power supply solutions include volume shipments of the industry’s first 1U chassis and servers with up to 95% power efficiency.

Our 1U Twin, 2U Twin, 2U Twin², 2U Twin3, TwinBlade and FatTwin product lines are optimized for density, performance and efficiency, and have been rapidly adopted by customers and other manufacturers. Our FatTwin line featuring superior architecture, high efficiency power supplies and an advanced thermal solution is optimized for customers' storage, HPC and cloud computing requirements. This line includes power saving system featuring 16% lower power consumption over the life of the system, HPC GPU/Xeon Phi system accommodating up to 12 GPU or Xeon Phi cards in 4U and Haddop Big/Data system accommodating up to 12 fixed 3.5" HDDs plus optional 2 fixed 2.5" HDDs in 4U. Our GPU/Xeon Phi optimized product line in 1U, 2U, 4U and blade platforms provides extreme performance in calculation intensive applications. Our Atom server line featuring low power, low noise and small form factor is optimized for embedded and server appliance applications. Our innovative double-sided storage provides high density with the ability of hot-plug from front and back sides. Our Super Storage Bridge Bay (SBB) is optimized for mission-critical, enterprise-level storage applications which can incorporate or bridge SATA, SAS, and FC storage solutions and provides hot-swappable canisters for all active components in the server.

We have developed standalone switch products, which include 1G Ethernet and 10G Ethernet for rack-mount servers. These switch products not only help us to up-sell our server products, but also generate additional revenues.

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

Our MicroCloud product lines are high-density, multi-node UP servers with up to 12 hot-pluggable nodes and 16 hot-swappable HDDs in a compact 3U form factor. MicroCloud integrates advanced technologies within a compact functional design to deliver high performance in environments with space and power limitations. The entire system is designed with efficiency in mind from its ease of maintenance to is high-efficiency, redundant Platinum Level (94%+) power modules. These combined features provide a compelling, cost-effective solution for IT professionals implementing new hosting architectures for SMB and Public/Private Cloud Computing applications.

Research and Development

We have over 20 years of research and development experience in server subsystems and accessories design and in recent years, have devoted additional resources to the design of server systems. Our engineering staff is responsible for the design, development, quality, documentation and release of our products. We continuously seek ways to optimize and improve the performance of our existing product portfolio and introduce new products to address market opportunities. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We are determined to continue to reduce our design and manufacturing costs and improve the performance, cost effectiveness and thermal and space efficiency of our solutions.

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

•
TwinBlade design, supporting up to 20 dual-socket server blades in a 7U enclosure with 56Gb/s Infiniband, or 10Gb Ethernet connectivity as options which provides the maximum density and reduces the power consumption by doubling the number of dual-processor compute nodes per 7U enclosure from 10 to 20;

•	The industry’s first line of double-sided storage chassis enabling extra high-density storage with ability of hot-plug front and back sides;

•
2U Twin[3] design, including eight UP nodes configured in a 2U chassis with hot-plug servers and redundant power which increases the density and reduces the power consumption particularly for Cloud Computing;

•
The 8-way server, the first glueless design 5U including 8 CPUs with 80 cores, 2TB of memory and high-efficiency redundant platform-level power supplies. It’s ideal for enterprise mission critical and virtualization applications;

•
MicroCloud design, supporting up to 12 UP nodes in a 3U enclosure with its high density and high efficiency features make it an optimized solution for hosting and cloud applications in an extremely low power consumption configuration;

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

•
The 4-way MP server design, supporting up to 4 CPUs with 8 or 6 cores, 1TB of memory, up to 8 PCI-E 3.0 and dual 1Gbe or 10GBase-T interconnectivity which makes it ideal for mission critical and data-intensive applications; and

•
FatTwin design, offering versatile configurations for HPC with multi-node models that support up to 135W processors, up to 8 hot-swap 3.5"HDDs in 1U and up to 8 dual-processor nodes in a standard 4U rackmount server while eliminating costly air-conditioning and cooling methods. With free-air cooling designs and an extreme operational temperature up to 47 degrees Celsius ambient, it helps Data Centers achieve the best power usage effectiveness.

As of June 30, 2013, we had 660 employees and 4 engineering consultants dedicated to research and development. Our total research and development expenses were $75.2 million, $64.2 million, and $48.1 million for fiscal years 2013, 2012 and 2011, respectively. The increase in our research and development expenses in fiscal year 2013 and 2012 was primarily due to our growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan and an increase in development costs incurred for new products associated with the Intel's Sandy Bridge, Haswell, Ivy Bridge processors and our FatTwin products.

Sales, Marketing and Customer Service

Our sales and marketing program is primarily focused on indirect sales channels. As of June 30, 2013, our sales and marketing organization consisted of 191 employees and 27 independent sales representatives in 18 locations worldwide.

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

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors and OEMs. Our international sales efforts are supported both by our international offices in the Netherlands, Taiwan and China as well as by our U.S. sales organization. Sales to customers located outside of the U.S. represented 45.8%, 41.8% and 41.7% of net sales in fiscal years 2013, 2012 and 2011, respectively.

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

Customers

For fiscal year 2013, our products were purchased by over 800 customers, most of which are distributors, in 84 countries. None of our customers accounted for 10% or more of our net sales in fiscal years 2013, 2012 and 2011. End users of our products span a broad range of industries.

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

Assembly, test and quality control of our servers are performed at our wholly-owned manufacturing facility in San Jose, California which Quality / Environmental Management System or, Q/EMS, has been certified according to ISO 9001 and ISO 14001 standards since 2001 and 2010, respectively. In fiscal year 2010, we began server integration operations in our Netherlands and Taiwan facilities to be closer to our key international customers and to reduce costs of shipping our products to our customers. The Q/EMS of these facilities have also been certified according to ISO 9001:2008 and ISO 14001:2004 standards. Consequently, our suppliers and contract manufacturers are required to comply with the same standards in order to maintain consistent product and service quality and continuous improvement of quality and environmental performances.

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

Employees

As of June 30, 2013, we employed 1,564 full time employees and 31 consultants, consisting of 660 employees in research and development, 191 employees in sales and marketing, 134 employees in general and administrative and 579 employees in manufacturing. Of these employees, 1,084 employees are based in our San Jose facility. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Accordingly, it is difficult to accurately forecast our growth and results of operations on a quarterly basis. If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice. Furthermore, the fluctuation of quarterly operating results may render less meaningful period-to-period comparisons of our operating results, and you should not rely upon them as an indication of future performance.

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value.
We typically provide forward looking financial guidance when we announce our financial results from the prior quarter. We undertake no obligation to update such guidance at any time. Frequently in the past, and in particularly during the last two fiscal years, our financial results have failed to meet the guidance we provided. There are a number of reasons why we might fail, including, but not limited to, the factors described in the preceding Risk Factor.

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

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components. For example, we were unable to fulfill certain orders at the end of the quarter ended June 30, 2010 due to component shortages and our net sales were adversely impacted in fiscal year 2012 and 2013 by disk drive shortages resulting from the flooding in Thailand. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

We may incur additional expenses and suffer lower margins if our expectations regarding long term hard disk drive commitments prove incorrect.

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $132.1 million as of June 30, 2013 and will be paid through December 2014. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. This and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarter ended March 31, 2013 and the quarter ended June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during fiscal years 2013, 2012 and 2011, we recorded inventory write-downs charged to cost of sales of $9.7 million, $8.6 million and $3.4 million, for lower of cost or market and excess and obsolete inventory. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.”

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

We have been in the process of planning for the implementation of a new enterprise resource planning, or ERP, System. We have incurred and expect to continue to incur additional expenses to prepare for the implementation and when we commence the implementation. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any disruptions, delays or deficiencies in the design and implementation of a revised or new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop new products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may seek to copy our innovations and use cost advantages from greater size to compete aggressively with us on price. Certain customers are also current or prospective competitors and as a result, assistance that we provide to them as customers may ultimately result in increased competitive pressure against us. Furthermore, because of these advantages, even if our application optimized server solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. In addition, in recent periods there has been substantial speculation regarding the future plans of Hewlett-Packard and Dell. A substantial change by either with respect to their strategy in the server market could have a significant impact on the market and impact our results of operations. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

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

In addition, economic uncertainty concerns over the sovereign debt situation in certain countries in the European Union, as well as continued turmoil in the geopolitical environment in many parts of the world, have, and may continue to, put pressure on global economic conditions, which has led, and could continue to lead, to reduced demand for our products, to delays or reductions in IT expansions or infrastructure projects, and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, continued weakness and the sovereign debt situation in certain countries in the European Union, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on IT maintenance and expansion could have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 56.3%, 54.4% and 56.1% of our net sales in fiscal years 2013, 2012 and 2011, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We expect that our direct sales force will grow as larger customers increasingly require a direct sales approach. Competition for direct sales personnel with the advanced sales skills and technical knowledge we need is intense. Our ability to grow our revenue in the future will depend, in large part, on our success in recruiting, training, retaining and successfully managing sufficient qualified direct sales personnel. We have traditionally experienced greater turnover in our sales and marketing personnel as compared to other departments and other companies. New hires require significant training and may take six months or longer before they reach full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire, develop and retain sufficient numbers of productive sales personnel, sales of our server solutions will suffer.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 17.9%, 19.9% and 19.6% of our cost of sales for fiscal years 2013, 2012 and 2011, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

We continue to maintain our manufacturing relationship with Ablecom in Asia. In order to provide a larger volume of contract manufacturing services for us, Ablecom will continue to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S. and Europe. We also anticipate that we will continue to lease office space from Ablecom in Taiwan to support the research and development efforts we are undertaking and continue to operate a joint management company with Ablecom to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities in Taiwan.

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

We market and sell our systems and components both domestically and outside the United States. We intend to expand our international sales efforts, especially into Asia and are expanding our business operations in Europe and Asia, particularly in Taiwan, the Netherlands and China. In particular, we have and continue to make substantial investments for the purchase of land and the development of new facilities in Taiwan to accommodate our expected growth. Our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Third-parties have in the past sent us correspondence regarding their intellectual property or filed claims that our products infringe or violate third parties’ intellectual property rights. In addition, increasingly non-operating companies are purchasing patents and bringing claims against technology companies. We have been subject to several such claims and may be subject to such claims in the future. Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

Our business and operations are especially subject to the risks of earthquakes and other natural catastrophic events.

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

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. All of our shares are eligible for sale in the public market, including shares held by directors, executive officers and other affiliates, sales of which are subject to volume limitations under Rule 144 under the Securities Act. In addition, shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of September 6, 2013, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 41.1% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 552,000 square feet of office and manufacturing space subject to existing mortgage loan and line of credit with $20.2 million remaining outstanding as of June 30, 2013. We lease approximately 247,000 square feet of warehouse in Fremont, California under a lease that expires in 2015 and lease approximately 25,000 square feet of office space in San Jose, California under a lease that expires in 2016. Our European headquarters for manufacturing and service operations is located in Denbosch, the Netherlands where we lease approximately 58,000 square feet of office space under four leases, which expire in 2016. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 211,000 square feet of office and manufacturing space on 7.0 acres of land. These manufacturing facilities are subject to existing term loan with $14.9 million remaining outstanding as of June 30, 2013. Our research and development center and service operations in Asia are located in an approximately 52,000 square feet facility in Taipei, Taiwan under four leases that expire at various dates through 2016. In addition, we lease approximately 3,000 square feet of office space in Shanghai and Beijing, China under two leases that expire at various dates through 2014 for sales and service operations. We believe that our existing properties, including both owned and leased, are in good condition and are suitable for the conduct of our business.

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

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “SMCI” since our initial public offering on March 28, 2007. The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported by The Nasdaq Global Select Market.

	High	Low
Fiscal Year 2012:
First Quarter	$16.35	$12.36
Second Quarter	$16.52	$11.59
Third Quarter	$17.71	$15.73
Fourth Quarter	$18.31	$14.67
	High	Low
Fiscal Year 2013:
First Quarter	$16.36	$11.73
Second Quarter	$12.12	$7.90
Third Quarter	$12.72	$9.98
Fourth Quarter	$11.29	$9.41

Holders

As of September 6, 2013, there were 35 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Stock Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Super Micro Computer, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

The following graph compares our cumulative five-year total stockholder return on our common stock with the cumulative return of the Nasdaq Computer Index and the Nasdaq Composite Index, which both include our common stock, for the comparable period.

The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, on June 30, 2008 and its relative performance tracked through June 30, 2013. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013
Super Micro Computer, Inc.	100.00	103.79	182.93	218.02	214.91	144.17
Nasdaq Composite Index	100.00	80.03	91.99	120.96	128.00	148.42
Nasdaq Computer Index	100.00	82.78	99.01	129.84	147.07	150.36

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

	Fiscal Years Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,162,561	$1,013,874	$942,582	$721,438	$505,609
Cost of sales	1,002,508	848,457	791,478	606,446	416,899
Gross profit	160,053	165,417	151,104	114,992	88,710
Operating expenses:
Research and development	75,208	64,223	48,108	37,382	34,514
Sales and marketing	33,785	33,308	26,859	20,458	17,119
General and administrative	23,902	21,872	17,444	15,318	13,824
Provision for litigation loss	—	—	—	1,089	—
Total operating expenses	132,895	119,403	92,411	74,247	65,457
Income from operations	27,158	46,014	58,693	40,745	23,253
Interest and other income, net	48	54	66	103	476
Interest expense	(610)	(717)	(686)	(383)	(930)
Income before income tax provision	26,596	45,351	58,073	40,465	22,799
Income tax provision	5,317	15,498	17,860	13,550	6,692
Net income	$21,279	$29,853	$40,213	$26,915	$16,107
Net income per share
Basic	$0.50	$0.72	$1.04	$0.73	$0.46
Diluted	$0.48	$0.67	$0.93	$0.65	$0.41
Shares used in per share calculation
Basic	41,992	40,890	38,132	35,883	34,218
Diluted	43,907	44,152	42,396	40,735	38,596

Stock-based compensation:
Cost of sales	$953	$783	$812	$573	$578
Research and development	6,527	5,542	4,077	3,106	2,608
Sales and marketing	1,541	1,469	1,077	880	826
General and administrative	2,340	2,458	2,090	1,898	1,649
Total stock-based compensation	$11,361	$10,252	$8,056	$6,457	$5,661
__________________________

	As of June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$93,038	$80,826	$69,943	$72,644	$70,295
Working capital	281,528	261,404	228,975	158,982	130,987
Total assets	632,257	589,103	464,620	370,762	283,135
Long-term obligations, net of current portion(1)	16,869	30,244	36,716	8,186	15,482
Total stockholders’ equity	373,724	338,351	287,257	224,701	178,622

__________________________

(1)
$6.5 million, $9.3 million, $27.6 million and $9.7 million of our long-term obligations, net of current portion consisted of building loans at June 30, 2013, 2012, 2011 and 2009, respectively. $18.6 million of our short-term debt related to building loans at June 30, 2010 was refinanced to long-term debt at June 30, 2011.

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

Overview

We are a global leader in high-performance, high-efficiency server technology and green computing innovation. We develop and provide advanced server Building Block Solutions to Data Center, Cloud Computing, Enterprise, Hadoop/Big Data, HPC and Embedded markets. Our solutions range from complete server, storage, blade, workstation, and full rack solutions to networking devices and server management software, which can be used by distributors, OEMs and end customers. For fiscal years 2013, 2012 and 2011, net sales of optimized servers were $501.9 million, $447.0 million and $351.3 million, respectively, and net sales of subsystems and accessories were $660.7 million, $566.9 million and $591.3 million, respectively. The increase in our net sales in fiscal year 2013 compared with fiscal year 2012 was primarily due to increased sales in subsystems and accessories and server systems with Intel's Sandy Bridge processors including Twin, storage, MicroCloud, GPU and Blade server solutions. Fiscal year 2013 was a challenging year in terms of soft IT spending: challenging component pricing for hard disk drive and memory and continued economic weakness in Europe. However, we performed strongly and outperformed the industry and our competition. In addition, our Taiwan facility during its first full year of operation helped our Asia region revenue grow 35.1%.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2013, 2012 and 2011, our net sales were $1,162.6 million, $1,013.9 million and $942.6 million, respectively, and our net income was $21.3 million, $29.9 million and $40.2 million, respectively. Our decrease in net income in fiscal year 2013 was primarily attributable to a decrease in our gross profit resulting primarily from higher sales of subsystems and accessories which contain higher content of lower margin hard disk drives and memory and higher research and development expenses partially offset by a tax benefit of $3.7 million related to the U.S. federal R&D tax credit, of which $1.5 million related to fiscal year 2012 and the recognition of $2.0 million benefit related to our resolution during the three months ended March 31, 2013 of IRS audits for all outstanding items covering fiscal year 2008 through 2010.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For fiscal years 2013, 2012 and 2011, we derived 56.3%, 54.4% and 56.1%, respectively, of our net sales from products sold to distributors, and sold the remaining net sales to OEMs and end customers. None of our customers accounted for 10% or more of our net sales in fiscal years 2013, 2012 and 2011. For fiscal years 2013, 2012 and 2011, we derived 54.2%, 58.2% and 58.3%, respectively, of our net sales from customers in the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2013, 2012 and 2011, research and development expenses represented 6.5%, 6.3% and 5.1% of our net sales, respectively. Our increase as a percentage of sales in fiscal year 2013 was primarily attributable to our increase in headcount and prototype material expenses relating to new product introductions, particularly related to the introduction of new products for technology launches such as Intel's Sandy Bridge and Haswell processor as well as our FatTwin solutions and product development expenses for Ivy Bridge processor as we drove innovation in our product portfolio to increase performance in density and power. Our increase as a percentage of sales in fiscal year 2012 was primarily attributable to our increased expenses relating to new product introductions, particularly related to the introduction of Intel's Sandy Bridge processor as well as net sales which were lower than we had anticipated in fiscal year 2012.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2013, we continued to invest in expanding our operations both in San Jose, California and our subsidiaries in Taiwan and the Netherlands in order to support our growth. We have increased manufacturing and service operations in Taiwan and the Netherlands to support our Asia and European customers and we have increased our utilization of our overseas manufacturing capacity in fiscal year 2013. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For fiscal years 2013, 2012 and 2011, our purchases from Ablecom represented 17.9%, 19.9% and 19.6% of our cost of sales, respectively. The decrease as a percentage of cost of sales in fiscal year 2013 was attributable to our increased purchases from other suppliers. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of fiscal year 2013:

•
Net cash provided by operating activities was $13.6 million, $16.5 million and $8.5 million in fiscal year 2013, 2012 and 2011, respectively. Our cash and cash equivalents, together with our investments, were $95.7 million at the end of fiscal year 2013, compared with $83.8 million at the end of fiscal year 2012. The increase in our cash and cash equivalents, together with our investments at the end of fiscal year 2013 was primarily due to $13.6 million of cash generated from our operating activities and $2.6 million of borrowings, net of repayments, offset in part by $5.0 million of purchases of property and equipments.

•
Days sales outstanding in accounts receivable (“DSO”) at the end of fiscal year 2013 was 39 days, compared with 33 days at the end of fiscal year 2012. The increase in our DSO was primarily due to an increase in sales to customers with net payment terms and a decrease in sales to customers with telegraphic transfer ("TT") payment terms.

•
Our inventory balance was $254.2 million at the end of fiscal year 2013, compared with $276.6 million at the end of fiscal year 2012. Days sales of inventory (“DSI”) at the end of fiscal year 2013 was 95 days, compared with 100 days at the end of fiscal year 2012. The decrease in our inventory balance at the end of fiscal year 2013 was in part due to a decrease in hard disk drives and memory as supply for hard disk drives have become more stable since the end of fiscal year 2012.

•
Our purchase commitments with contract manufacturers and suppliers were $249.0 million at the end of fiscal year 2013 and $355.6 million at the end of fiscal year 2012. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $132.1 million, which have terms expiring through December 2014. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of purchase commitments.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2013, for example, refer to the fiscal year ended June 30, 2013.

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

Interest and other income, net. Interest and other income, net represents the net of our interest income on investments or interest expense on the building loans or line of credit for our owned facilities offset by interest earned on our cash balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States, the Netherlands and Taiwan and to a lesser extent, China. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits and the domestic production activities deduction and lower taxes in foreign jurisdictions which were partially offset by the impact of state taxes and stock option expenses. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to Consolidated Financial Statements.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2013 and 2012, we had deferred revenue of $1.0 million and $0.9 million and related deferred product costs of $0.7 million and $0.8 million, respectively, related to shipments to customers pending acceptances.

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

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $6.5 million as of June 30, 2013, compared with $5.5 million as of June 30, 2012. The provision for warranty reserve was $13.4 million, $12.2 million and $9.6 million in fiscal years 2013, 2012 and 2011, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($1,000), $0.7 million and ($0.9) million in fiscal years 2013, 2012 and 2011, respectively. As a result of our increase in cost of servicing warranty claims from our increase in net sales in fiscal year 2013, the provision for warranty reserve increased $1.2 million compared to fiscal year 2012. As we experienced an increase in warranty claims and cost of servicing warranty claims from our increase in net sales in fiscal year 2012, the provision for warranty reserve increased $2.6 million compared to fiscal year 2011. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $9.7 million, $8.6 million and $3.4 million in fiscal years 2013, 2012 and 2011, respectively.

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

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors including employee stock options and restricted stock awards based on estimated fair values. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Compensation expense for options and restricted stock awards granted to employees was $11.4 million, $10.3 million and $8.1 million for the years ended June 30, 2013, 2012 and 2011, respectively.

As of June 30, 2013, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was $19.2 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.41 years. See Note 10 of Notes to our Consolidated Financial Statements for additional information.

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

Variable interest entities. We have concluded that Ablecom and its subsidiaries ("Ablecom") is a variable interest entity in accordance with applicable accounting standards and guidance; however, we are not the primary beneficiary of

Ablecom and therefore, we do not consolidate Ablecom. In performing our analysis, we considered our explicit arrangements with Ablecom including the supplier and distributor arrangements. Also, as a result of the substantial related party relationship between the two companies, we considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests in Ablecom from suffering losses. We determined that no implicit arrangements exist with Ablecom or its shareholders. Such an arrangement would be inconsistent with the fiduciary duty that we have towards our stockholders who do not own shares in Ablecom.

In May 2012, we and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of June 30, 2013, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In fiscal year 2013, $13,000 of net income attributable to Ablecom's interest was included in our general and administrative expenses in the consolidated statements of operations.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	86.2	83.7	84.0
Gross profit	13.8	16.3	16.0
Operating expenses:
Research and development	6.5	6.3	5.1
Sales and marketing	2.9	3.3	2.8
General and administrative	2.1	2.2	1.9
Total operating expenses	11.5	11.8	9.8
Income from operations	2.3	4.5	6.2
Interest and other income, net	—	—	—
Interest expense	(0.1)	—	—
Income before income tax provision	2.2	4.5	6.2
Income tax provision	0.4	1.6	1.9
Net income	1.8%	2.9%	4.3%

Comparison of Fiscal Years Ended June 30, 2013 and 2012

Net sales. Net sales increased by $148.7 million, or 14.7%, to $1,162.6 million from $1,013.9 million, for fiscal year 2013 and 2012, respectively. This increase was due primarily to an increase in unit volumes of our subsystems and accessories and to a lesser extent an increase in the average selling price of our server systems offset by a decrease in unit volumes of server systems as we sold more higher density server systems on a processing node basis in fiscal year 2013 compared to fiscal year 2012.

For fiscal year 2013, the number of server system units sold decreased 2.9% to 232,000 compared to 239,000 for fiscal year 2012. The average selling price of server system units increased 15.8% to $2,200 in fiscal year 2013 compared to $1,900 in fiscal year 2012. The average selling prices of our server systems increased primarily due to higher average selling prices of MicroCloud, FatTwin servers, storage and SuperBlades servers with Intel's Sandy Bridge processors which offered higher density computing and more memory and hard disk drive capacity. Sales of server systems increased by $54.9 million or 12.3% from fiscal year 2012 to fiscal year 2013, primarily due to higher sales of Twin, storage, MicroCloud, GPU/Xeon Phi and SuperBlade servers solutions and complete integrated-high-end servers solutions to OEM and end customers partially offset by lower sales of rack solutions. Sales of server systems represented 43.2% of our net sales for fiscal year 2013 compared to 44.1% of our net sales for fiscal year 2012.

For fiscal year 2013, the number of subsystems and accessories units sold increased 3.6% to 4.5 million compared to 4.3 million for fiscal year 2012. Sales of subsystems and accessories increased by $93.8 million or 16.6% from fiscal year 2012 to fiscal year 2013, primarily related to higher sales of hard disk drives, chassis, memory and serverboards to our distributors and system integrators who purchased additional accessories from us and completed the final assembly themselves. Sales of subsystems and accessories represented 56.8% of our net sales for fiscal year 2013 as compared to 55.9% of our net sales for fiscal year 2012.

For fiscal year 2013 and 2012, we derived 56.3% and 54.4%, respectively, of our net sales from products sold to distributors and we derived 43.7% and 45.6%, respectively, from sales to OEMs and to end customers. For fiscal year 2013, customers in the United States, Europe and Asia accounted for 54.2%, 22.7% and 20.5%, of our net sales, respectively, as compared to 58.2%, 21.8% and 17.4% of our net sales, respectively, for fiscal year 2012.

Cost of sales. Cost of sales increased by $154.1 million, or 18.2%, to $1,002.5 million from $848.5 million, for fiscal year 2013 and 2012, respectively. Cost of sales as a percentage of net sales was 86.2% and 83.7% for fiscal year 2013 and 2012, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales, an increase of $1.2 million in provision for warranty reserve and an increase of $1.1 million in provision for inventory reserve. The higher cost of sales as a percentage of net sales was primarily due to higher costs of hard disk drives as a result of our HDD supply agreement and memory bundled with our server solutions and higher mix of subsystem and accessories sales. In general, we have higher margins in server systems than in subsystems and accessories. In fiscal year 2013, we recorded a $13.4 million expense, or 1.2% of net sales, related to the provision for warranty reserve as compared to $12.2 million, or 1.2% of net sales, in fiscal year 2012. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in fiscal year 2013. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected. In fiscal year 2013, we recorded a $9.7 million expense, net of recovery, or 0.8% of net sales, related to the inventory provision as compared to $8.6 million, or 0.8% of net sales, in fiscal year 2012. The increase in the inventory provision was primarily for older products as a result of product transitions.

Research and development expenses. Research and development expenses increased by $11.0 million, or 17.1%, to $75.2 million from $64.2 million, for fiscal year 2013 and 2012, respectively. Research and development expenses were 6.5% and 6.3% of net sales for fiscal year 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $9.2 million in compensation and benefits including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan, a decrease of $0.8 million in non-recurring engineering funding from certain suppliers and customers and an increase of $0.6 million in VAT expenses related to research and development service fees paid to our subsidiary in Taiwan. The increase as a percentage of sales was due to increased headcount and prototype material expenses relating to new product introductions, particularly related to the introduction of new products for technology launches such as Intel's Sandy Bridge and Haswell processor as well as our FatTwin solutions and product development expenses for Ivy Bridge processor as we drove innovation in our product portfolio to increase performance in density and power.

Research and development expenses include stock-based compensation expense of $6.5 million and $5.5 million for fiscal year 2013 and 2012, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $0.5 million, or 1.4%, to $33.8 million from $33.3 million, for fiscal year 2013 and 2012, respectively. Sales and marketing expenses were 2.9% and 3.3% of net sales for fiscal year 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $2.4 million in compensation and benefits resulting from growth in sales and marketing personnel, including higher stock-based compensation expense and an increase of $0.5 million in advertising, promotional and trade show expenses offset in part by an increase of $1.3 million in cooperative marketing funding received from vendors to promote the new product launches and a decrease of $1.0 million in cooperative marketing funding to our customers.

Sales and marketing expenses include stock-based compensation expense of $1.5 million for both fiscal year 2013 and 2012.

General and administrative expenses. General and administrative expenses increased by $2.0 million, or 9.3%, to $23.9 million from $21.9 million, for fiscal year 2013 and 2012, respectively. General and administrative expenses were 2.1% and 2.2% of net sales for fiscal year 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $1.1 million in compensation and benefits, including higher stock-based compensation expense, in part to support the expansion of our operations at our headquarters and operations in Taiwan, an increase of $0.7 million in bad debt expense, an increase of $0.6 million in payroll tax audit reserve, a decrease of $0.2 million in rental income, an increase of $0.3 million in miscellaneous expense relating to the settlement payment of one patent claim offset in part by a decrease of $0.4 million in foreign currency transaction loss, a decrease of $0.4 million in moving expenses and a decrease of $0.4 million in legal fees.

General and administrative expenses include stock-based compensation expense of $2.3 million and $2.5 million for fiscal year 2013 and 2012, respectively.

Interest and other expense, net. Interest and other expense changed by $(0.1) million, to $0.6 million of expense from $0.7 million of expense, for fiscal year 2013 and 2012, respectively, which included $0.6 million and $0.7 million of interest expense for fiscal year 2013 and 2012, respectively.

Provision for income taxes. Provision for income taxes decreased by $10.2 million, or 65.7%, to $5.3 million from $15.5 million, for fiscal year 2013 and 2012, respectively. The effective tax rate was 20.0% and 34.2% for fiscal year 2013 and 2012, respectively. The lower provision for income taxes and effective tax rate for fiscal year 2013 were primarily attributable to our lower net income, a tax benefit of $3.7 million related to the U.S. federal R&D tax credit, of which $1.5 million related to fiscal year 2012, and the recognition of a $2.0 million benefit related to our resolution of IRS audits for all outstanding items covering fiscal year 2008 through 2010, offset in part by an increase of $0.8 million in stock option expense.

Comparison of Fiscal Years Ended June 30, 2012 and 2011

Net sales. Net sales increased by $71.3 million, or 7.6%, to $1,013.9 million from $942.6 million, for fiscal year 2012 and 2011, respectively. This increase was due primarily to an increase in the average selling price of our server systems and an increase in unit volumes of our server systems.

For fiscal year 2012, the number of server system units sold increased 8.1% to 239,000 compared to 221,000 for fiscal year 2011. The average selling price of server system units increased 18.8% to $1,900 in fiscal year 2012 compared to $1,600 in fiscal year 2011. The average selling prices of our server systems increased primarily due to an increase in average selling prices of hard disk drives caused by the flooding in Thailand, higher average selling prices of complete integrated-high-end server solutions to OEM and end customers, rack solutions and SuperBlades offset in part by declines in average selling prices of 6000 Series configuration of servers. Sales of server systems increased by $95.7 million or 27.2% from fiscal year 2011 to fiscal year 2012, primarily due to higher sales of complete integrated-high-end server solutions to OEM and end customers and higher sales of rack, storage and SuperBlades server solutions. Sales of server systems represented 44.1% of our net sales for fiscal year 2012 compared to 37.3% of our net sales for fiscal year 2011.

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

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $93.1 million and $80.9 million as of June 30, 2013 and 2012, respectively. Our cash in foreign locations was $16.6 million and $6.5 million at June 30, 2013 and 2012, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by operating activities was $13.6 million, $16.5 million and $8.5 million for fiscal years 2013, 2012 and 2011, respectively.

Net cash provided by our operating activities for fiscal year 2013 was primarily due to our net income of $21.3 million, a decrease in inventory of $12.7 million, stock-based compensation expense of $11.4 million, provision for inventory of $9.7 million, depreciation expense of $7.8 million, an increase in net income taxes payable of $4.5 million and an increase in accrued liabilities of $4.4 million, which were partially offset by an increase in accounts receivable of $48.3 million, deferred income taxes of $7.0 million and a decrease in accounts payable of $2.2 million.

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

The increase for fiscal year 2013 in accounts receivable was primarily due to an increase in sales to customers with net payment terms and a decrease in sales to customers with TT payment terms. The decrease for fiscal year 2013 in inventory and accounts payable was mainly due to lower hard disk drive and memory inventory. The increase for fiscal year 2013 in accrued liabilities was in part due to timing of payments to our vendors and in part due to support our growth and our increasing manufacturing activities in Taiwan. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $5.1 million, $19.7 million and $24.8 million for fiscal years 2013, 2012 and 2011, respectively. In fiscal year 2013, $5.0 million was related to the purchase of property, plant and equipment and $0.4 million was related to the additional certificate of deposit pledged as security for value added tax examination required by tax authority of Taiwan. This was offset by the redemption at par of investments in auction rate securities of $0.3 million.

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

Financing activities. Net cash provided by our financing activities was $3.8 million, $13.8 million and $13.6 million for fiscal years 2013, 2012 and 2011, respectively. In fiscal year 2013, we received $1.8 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding mainly on behalf of one executive officer for his restricted stock awards of $1.0 million in fiscal year 2013. Further, we obtained a new term loan of $15.0 million from China Trust Bank, borrowed $5.6 million of our revolving line of credit from Bank of America, N.A., and repaid $18.1 million in loans in fiscal year 2013. In fiscal year 2012, we received $8.5 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of one executive officer for his restricted stock awards of $1.1 million in fiscal year 2012. Further, we obtained a new term loan of $14.0 million from Bank of America, N.A., borrowed $19.7 million of our revolving line of credit and repaid $28.9 million in loans in fiscal year 2012. In fiscal year 2011, we received $10.3 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of several executive officers and an employee for their stock options and restricted stock awards of $8.4 million for fiscal year 2011. Further, we obtained a new term loan of $13.9 million and borrowed $9.9 million of our revolving line of credit. We repaid $14.1 million in loans for fiscal year 2011. In fiscal year 2013, 2012 and 2011, $0.9 million, $2.0 million and $2.4 million was related to the excess tax benefits from stock-based compensation, respectively.

We expect to experience continued growth in our working capital requirements and capital expenditures as we continue to expand our business. Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We intend to fund this continued expansion through cash generated by operations and by drawing on the revolving credit facility or through other debt financing. However we cannot be certain whether such financing will be available on commercially reasonable or otherwise favorable terms or that such financing will be available at all. We anticipate that working capital and capital expenditures will constitute a material use of our cash resources and that we will either extend our current credit facilities or obtain alternative credit facilities. Assuming we are successful in extending our credit facility or entering into alternative facilities, we have sufficient cash on hand to continue to operate for at least the next 12 months.

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America
In October 2011, we entered into an amendment to our existing credit agreement with Bank of America, N.A. ("Bank of America") which provided for (i) a $40.0 million revolving line of credit facility through June 15, 2013 and (ii) a five-year $14.0 million term loan facility. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In June and August 2013, we extended the revolving line of credit to mature on August and September 15, 2013, respectively, and we are currently negotiating with Bank of America to renew the revolving line of credit.

The line of credit facility provided for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.19% at June 30, 2013. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

As of June 30, 2013 and 2012, the total outstanding borrowings under the Bank of America term loan was $9.3 million and $12.1 million, respectively. The total outstanding borrowings under the Bank of America line of credit was $10.9 million and $10.6 million as of June 30, 2013 and 2012, respectively. The interest rates for these loans ranged from 1.23% to 1.69% per annum at June 30, 2013 and 1.29% to 1.81% per annum at June 30, 2012, respectively. As of June 30, 2013, the unused revolving line of credit under Bank of America was $29.1 million.

China Trust Bank
In October 2011, we obtained an unsecured revolving line of credit from China Trust Bank totaling NT$300.0 million Taiwanese dollars or $9.9 million U.S. dollars equivalents. In July 2012, we increased the credit line to NT$450.0 million Taiwanese dollars or $14.9 million U.S. dollars equivalents. The credit facility provides for a one-year term loan and in July 2013, we extended the credit facility to mature on September 30, 2013. The term loan is secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly. The total outstanding borrowings under the China Trust Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $14.9 million and $10.1 million with the interest rate at 1.20% and 1.41% per annum as of June 30, 2013 and 2012, respectively. We are currently negotiating with China Trust Bank to renew our loan.

Covenant Compliance
The credit agreement with Bank of America contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries. The credit agreement contains certain financial covenants, including the following:

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
As of June 30, 2013, our total assets of $586.7 million collateralized the line of credit with Bank of America and were all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of June 30, 2013, total assets collateralizing the term loan with Bank of America were $17.8 million. As of June 30, 2013, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.
As of June 30, 2013, the land and building located in Bade, Taiwan collateralizing the term loan with China Trust Bank was $27.7 million. There are no financial covenants associated with the term loan with China Trust Bank at June 30, 2013.

Contract Manufacturers
In fiscal year 2013, we paid our contract manufacturers within 60 to 72 days of invoice and Ablecom between 67 to 95 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of June 30, 2013 and 2012 amounts owed to Ablecom by us were approximately $50.4 million and $51.5 million, respectively.

Auction Rate Securities Valuation
As of June 30, 2013, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at June 30, 2013. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2013, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2013, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In fiscal year 2013, 2012 and 2011, $0.3 million, $2.5 million and $1.5 million of auction rate securities were redeemed at par, respectively.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,066	$3,708	$108	$—	$6,882
Capital leases, including interest	37	51	37	—	125
Long-term debt, including interest (1)	28,783	5,738	937	—	35,458
License arrangements	372	228	—	—	600
Purchase commitments (2)	200,094	48,911	—	—	249,005
Total	$232,352	$58,636	$1,082	$—	$292,070

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at June 30, 2013.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $132.1 million of hard disk drive purchase commitments, which will be paid through December 2014. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue for warranty services of $3.6 million and unrecognized tax benefits and related interest and penalties accrual of $8.1 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 11 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. We have adopted the provisions of this standard on a retrospective basis. This adoption did not have an impact on our results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive income.

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

In July 2013, the FASB issued authoritative guidance associated with the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires a liability related to unrecognized tax benefit to offset a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if a settlement is required or expected in the event the uncertain tax position is disallowed. We early adopted this presentation requirement in fiscal year 2013. The adoption did not have a material impact on our results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2013, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.20% to 1.69% at June 30, 2013 and 1.29% to 1.81% at June 30, 2012, respectively. Based on the outstanding principal indebtedness of $35.2 million under our credit facilities as of June 30, 2013, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of June 30, 2013, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at June 30, 2013. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2013, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2013, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During fiscal year 2013, 2012 and 2011, $0.3 million, $2.5 million and $1.5 million of auction rate securities were redeemed at par, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2013, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2013 which respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for fiscal years 2013, 2012 and 2011 was $(0.1) million, $(0.5) million and $0.8 million, respectively.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
San Jose, California
September 11, 2013

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$93,038	$80,826
Accounts receivable, net of allowances of $1,966 and $1,106 at June 30, 2013 and 2012, respectively (including amounts receivable from a related party of $974 and $1,036 at June 30, 2013 and 2012, respectively)	149,340	102,014
Inventory	254,170	276,599
Deferred income taxes-current	15,786	12,638
Prepaid income taxes	4,039	3,478
Prepaid expenses and other current assets	6,819	6,357
Total current assets	523,192	481,912
Long-term investments	2,637	2,923
Property, plant and equipment, net	95,912	97,419
Deferred income taxes-noncurrent	7,275	3,459
Other assets	3,241	3,390
Total assets	$632,257	$589,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $50,448 and $51,470 at June 30, 2013 and 2012, respectively)	$172,855	$173,991
Accrued liabilities	34,122	30,401
Income taxes payable	6,049	2,754
Short-term debt and current portion of long-term debt	28,638	13,362
Total current liabilities	241,664	220,508
Long-term debt-net of current portion	6,533	19,395
Other long-term liabilities	10,336	10,849
Total liabilities	258,533	250,752
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 42,744,500 and 42,034,416 at June 30, 2013 and 2012, respectively	157,712	143,806
Treasury stock (at cost), 445,028 shares at June 30, 2013 and 2012	(2,030)	(2,030)
Accumulated other comprehensive loss	(69)	(76)
Retained earnings	217,930	196,651
Total Super Micro Computer, Inc. stockholders’ equity	373,543	338,351
Noncontrolling interest	181	—
Total stockholders’ equity	373,724	338,351
Total liabilities and stockholders’ equity	$632,257	$589,103

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2013	2012	2011
Net sales (including related party sales of $13,805, $12,229 and $11,017 in fiscal years 2013, 2012 and 2011, respectively)	$1,162,561	$1,013,874	$942,582
Cost of sales (including related party purchases of $179,735, $168,744 and $155,430 in fiscal years 2013, 2012 and 2011, respectively)	1,002,508	848,457	791,478
Gross profit	160,053	165,417	151,104
Operating expenses:
Research and development	75,208	64,223	48,108
Sales and marketing	33,785	33,308	26,859
General and administrative	23,902	21,872	17,444
Total operating expenses	132,895	119,403	92,411
Income from operations	27,158	46,014	58,693
Interest and other income, net	48	54	66
Interest expense	(610)	(717)	(686)
Income before income tax provision	26,596	45,351	58,073
Income tax provision	5,317	15,498	17,860
Net income	$21,279	$29,853	$40,213
Net income per common share:
Basic	$0.50	$0.72	$1.04
Diluted	$0.48	$0.67	$0.93
Weighted-average shares used in calculation of net income per common share:
Basic	41,992	40,890	38,132
Diluted	43,907	44,152	42,396

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2013	2012	2011
Net income	$21,279	$29,853	$40,213
Other comprehensive income, net of tax:
Foreign currency translation loss	(1)	—	—
Unrealized gains on investments	8	128	—
Total other comprehensive income	7	128	—
Comprehensive income	$21,286	$29,981	$40,213

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2010	37,493,534	$100,350	(445,028)	$(2,030)	$(204)	$126,585	$—	$224,701
Exercise of stock options, net of taxes	3,065,405	3,281	—	—	—	—	—	3,281
Issuance of restricted stock awards	168,623	(1,434)	—	—	—	—	—	(1,434)
Stock-based compensation	—	8,056	—	—	—	—	—	8,056
Tax benefit resulting from stock option transactions	—	12,440	—	—	—	—	—	12,440
Net income	—	—	—	—	—	40,213	—	40,213
Balance at June 30, 2011	40,727,562	122,693	(445,028)	(2,030)	(204)	166,798	—	287,257
Exercise of stock options	1,211,070	8,549	—	—	—	—	—	8,549
Issuance of restricted stock awards, net of taxes	95,784	(1,109)	—	—	—	—	—	(1,109)
Stock-based compensation	—	10,252	—	—	—	—	—	10,252
Tax benefit resulting from stock option transactions	—	3,421	—	—	—	—	—	3,421
Unrealized gains on investments	—	—	—	—	128	—	—	128
Net income	—	—	—	—	—	29,853	—	29,853
Balance at June 30, 2012	42,034,416	143,806	(445,028)	(2,030)	(76)	196,651	—	338,351
Exercise of stock options	612,034	1,845	—	—	—	—	—	1,845
Issuance of restricted stock awards, net of taxes	98,050	(1,034)	—	—	—	—	—	(1,034)
Stock-based compensation	—	11,361	—	—	—	—	—	11,361
Tax benefit resulting from stock option transactions	—	1,734	—	—	—	—	—	1,734
Unrealized gains on investments	—	—	—	—	8	—	—	8
Translation adjustments	—	—	—	—	(1)	—	—	(1)
Investment in noncontrolling interest	—	—	—	—	—	—	168	168
Net income	—	—	—	—	—	21,279	13	21,292
Balance at June 30, 2013	42,744,500	$157,712	(445,028)	$(2,030)	$(69)	$217,930	$181	$373,724

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$21,279	$29,853	$40,213
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	7,835	7,071	5,453
Stock-based compensation expense	11,361	10,252	8,056
Excess tax benefits from stock-based compensation	(865)	(2,047)	(2,401)
Allowance for doubtful accounts	929	217	499
Provision for inventory	9,725	8,579	3,353
Loss on disposal of property, plant and equipment	—	—	35
Exchange gain	(153)	—	—
Deferred income taxes	(7,010)	(3,137)	1,539
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $62, $(509) and $674 in fiscal years 2013, 2012 and 2011, respectively)	(48,255)	(17,226)	(12,541)
Inventory	12,704	(92,467)	(60,480)
Prepaid expenses and other assets	(67)	(1,656)	(4,144)
Accounts payable (including changes in related party balances of $(1,022), $17,260 and $14,746 in fiscal years 2013, 2012 and 2011, respectively)	(2,208)	61,336	16,933
Income taxes payable, net	4,490	8,968	5,687
Accrued liabilities	4,384	4,967	5,348
Other long-term liabilities	(566)	1,757	930
Net cash provided by operating activities	13,583	16,467	8,480
INVESTING ACTIVITIES:
Restricted cash	(412)	(32)	(123)
Proceeds from investments	300	2,475	1,500
Purchases of property, plant and equipment	(5,001)	(24,862)	(16,202)
Investment in a privately held company	—	(168)	(750)
Land deposit refund (payment)	—	2,868	(9,195)
Net cash used in investing activities	(5,113)	(19,719)	(24,770)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,845	8,549	10,271
Minimum tax withholding paid on behalf of employees for stock options and restricted stock awards	(1,034)	(1,109)	(8,424)
Excess tax benefits from stock-based compensation	865	2,047	2,401
Proceeds from debt	20,641	33,696	23,730
Repayment of debt	(18,073)	(28,949)	(14,132)
Payment of obligations under capital leases	(40)	(35)	(64)
Contributions from noncontrolling interests	168	—	—
Payments under receivable financing arrangements	(610)	(382)	(193)
Net cash provided by financing activities	3,762	13,817	13,589
Effect of exchange rate fluctuations on cash	(20)	318	—
Net increase (decrease) in cash and cash equivalents	12,212	10,883	(2,701)
Cash and cash equivalents at beginning of year	80,826	69,943	72,644
Cash and cash equivalents at end of year	$93,038	$80,826	$69,943
Supplemental disclosure of cash flow information:
Cash paid for interest	$718	$621	$649
Cash paid for taxes, net of refunds	$8,074	$8,455	$9,813
Non-cash investing and financing activities:
Equipment purchased under capital leases	$85	$7	$42
Accrued costs for property, plant and equipment purchases	$1,871	$797	$1,482
Deposit applied to property acquisition	$—	$5,867	$—

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer”) was incorporated in 1993. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in San Jose, California, the Netherlands, Taiwan and China.

Basis of Presentation

The consolidated financial statements reflect the consolidated balance sheets, results of operations and cash flows of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates its investment in Super Micro Business Park, Inc. as it is variable interest entity and the Company is the primary beneficiary. The noncontrolling interest is presented as a separate component from the Company's equity in the equity section of the Consolidated Balance Sheets. Net income attributable to the noncontrolling interest is not presented separately in the Consolidated Statements of Operations and is included in the general and administrative expenses as the amount is not material for any of the fiscal periods presented.

Reclassification

The amount previously presented for short-term debt in the consolidated balance sheets as of June 30, 2012 has been reclassified to combine with short-term debt and current portion of long-term debt to conform with the current period presentation.

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

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value. Accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Cash equivalents and long-term investments are carried at fair value. Short-term and long-term debt is carried at amortized cost, which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw materials and parts. The Company evaluates inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, writes down the valuation of units to lower of cost or market or for excess and obsolescence calculated as the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. The Company monitors the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjusts its estimate for determining future write downs. If in future periods, the Company experiences or anticipates a change in recovery rate compared with its historical experience, its gross margin would be affected. During fiscal years 2013, 2012 and 2011, the Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $9,725,000, $8,579,000 and $3,353,000, respectively.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

As of June 30, 2013, other assets consist primarily of a long-term prepaid royalty license of $1,496,000, an investment in a privately held company of $750,000 and restricted cash of $847,000. As of June 30, 2012, other assets consist primarily of a long-term prepaid royalty license of $1,745,000 an investment in a privately held company of $750,000 and restricted cash of $441,000. Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required by the landlord of its warehouse lease in Fremont, California, certificates of deposits pledged as security for value added tax examination required by tax authority of Taiwan and bank guarantees required by the landlord of its office leases in the Netherlands.

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

Revenue Recognition

The Company recognizes revenue from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms or customer acceptance provisions, for which revenue is recognized when the products arrive or are accepted at the destination. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, in which case customers may return these products for credit within 30 days of receiving the items. Certain distributors and original equipment manufacturers (OEMs) are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). In addition, the Company has a sales arrangement with an OEM under which the Company sells its products with the OEM’s brand to the OEM. The OEM has limited product return rights. To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with the relevant distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Estimated reserves for future returns, which are recorded at the time the related revenue is recognized, are adjusted as necessary, based on returns experience, returns expectations and communication with distributors

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2013 and 2012, the Company had deferred revenue of $1,019,000 and $926,000 and related deferred product costs of $711,000 and $794,000, respectively, related to shipments to customers pending acceptance.
Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. The Company also makes estimates of the uncollectibility of accounts receivable, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provides an allowance in an amount the Company deems adequate for doubtful accounts. The Company provides for price protection to certain distributors. Management assesses the market competition and product technology obsolescence, and makes price adjustments based on their judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on the distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time management reduces the product prices.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses, equipment and facility expenses, warranty costs and provision for lower of cost or market and excess and obsolete inventory.

Product Warranties

The Company provides warranties against any defective products which range from 15 to 39 months. The Company accrues for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The Company’s estimates and assumptions used have been historically close to actual. If in future periods, the Company experiences or anticipates an increase or decrease in warranty claims as a result of new product introductions or changes in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, the Company intends to adjust its estimates appropriately. The following table presents for the years ended June 30, 2013, 2012 and 2011, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities (in thousands):

	June 30,
	2013	2012	2011
Balance, beginning of year	$5,522	$4,710	$4,564
Provision for warranty	13,438	12,226	9,606
Costs charged to accrual	(12,487)	(12,127)	(8,518)
Change in estimated liability for pre-existing warranties	(1)	713	(942)
Balance, end of year	$6,472	$5,522	$4,710

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $2,112,000, $2,866,000 and $3,354,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2013, 2012 and 2011, were $1,550,000, $2,529,000 and $2,092,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2013, 2012 and 2011, were $2,610,000, $2,416,000 and $2,663,000, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $4,085,000, $4,382,000 and $3,670,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

Stock-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors, including employee stock options and restricted stock awards, based on estimated fair values. The Company is required to estimate the fair value of share-based awards on the date of grant. The Company has estimated the fair value of stock options and restricted stock awards as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award, the expected volatility of the Company's stock price and the expected dividend yield. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Because share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures.

Shipping and Handling Fees

The Company incurred shipping costs of $1,475,000, $1,776,000 and $1,046,000 for the years ended June 30, 2013, 2012 and 2011, respectively that were included in sales and marketing expenses.

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

The Company recognizes a tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If the Company later determines that its exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effects a related change in its tax provision during the period in which the Company makes such determination.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method, the amount of assumed proceeds from unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the options were exercised during the period.

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2013	2012	2011
Basic net income per common share calculation
Net income	$21,279	$29,853	$40,213
Less: Undistributed earnings allocated to participating securities	(106)	(280)	(645)
Net income attributable to common shares—basic	$21,173	$29,573	$39,568
Weighted-average number of common shares used to compute basic net income per common share	41,992	40,890	38,132
Basic net income per common share	$0.50	$0.72	$1.04
Diluted net income per common share calculation
Net income	$21,279	$29,853	$40,213
Less: Undistributed earnings allocated to participating securities	(101)	(260)	(581)
Net income attributable to common shares—diluted	$21,178	$29,593	$39,632
Weighted-average number of common shares used to compute basic net income per common share	41,992	40,890	38,132
Dilutive effect of options to purchase common stock	1,915	3,262	4,264
Weighted-average number of common shares used to compute diluted net income per common share	43,907	44,152	42,396
Diluted net income per common share	$0.48	$0.67	$0.93

For the years ended June 30, 2013, 2012 and 2011, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 6,241,000, 3,252,000 and 3,391,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

Concentration of Supplier Risk

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 21.9%, 21.7%, and 20.4% of total purchases for the years ended June 30, 2013, 2012 and 2011, respectively. Ablecom Technology, Inc., a related party of the Company as noted in Note 9 to the consolidated financial statements, accounted for 18.9%, 19.5% and 19.5% of total purchases for the years ended June 30, 2013, 2012 and 2011, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and long-term investments and accounts receivable. No single customer accounted for 10% or more of net sales in fiscal years 2013, 2012 and 2011. One customer accounted for 14.4% of accounts receivable as of June 30, 2013. No customer accounted for 10% or more of accounts receivable as of June 30, 2012.

Adoption of New Accounting Pronouncements

In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company has adopted the provisions of this standard on a retrospective basis. This adoption did not have an impact on the Company's results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive income.

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

In July 2013, the FASB issued authoritative guidance associated with the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires a liability related to unrecognized tax benefit to offset a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if a settlement is required or expected in the event the uncertain tax position is disallowed. The Company early adopted this presentation requirement in fiscal year 2013. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

Note 2.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of June 30, 2013 and 2012. Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5 of Notes to Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents and long-term investments as of June 30, 2013 and 2012 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2013	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,637	2,637
Total	$310	$—	$2,637	$2,947

June 30, 2012	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$411	$—	$—	$411
Auction rate securities	—	—	2,923	2,923
Total	$411	$—	$2,923	$3,334

The above table excludes $92,495,000 and $80,415,000 of cash and $1,139,000 and $500,000 of certificates of deposit held by the Company as of June 30, 2013 and 2012, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in fiscal year 2013 and 2012.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for fiscal year 2013 and 2012 (in thousands):

	June 30,
	2013	2012
Balance as of beginning of year	$2,923	$5,188
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	14	210
Sales and settlements at par	(300)	(2,475)
Transfers in and/or out of Level 3	—	—
Balance as of end of year	$2,637	$2,923

The following is a summary of the Company’s long-term investments as of June 30, 2013 and 2012 (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(113)	$2,637

	June 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$3,050	$—	$(127)	$2,923

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2013 and 2012, short-term and long-term debt of $35,171,000 and $32,757,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.        Accounts Receivable Allowances

The Company has established an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2013, 2012 and 2011, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2013	$777	$929	$(144)	$1,562
Year ended June 30, 2012	738	217	(178)	777
Year ended June 30, 2011	842	499	(603)	738
Allowance for sales returns
Year ended June 30, 2013	$329	$7,463	$(7,388)	$404
Year ended June 30, 2012	324	6,997	(6,992)	329
Year ended June 30, 2011	368	6,624	(6,668)	324

Note 4.        Inventory

Inventory as of June 30, 2013 and 2012 consisted of the following (in thousands):

	June 30,
	2013	2012
Finished goods	$185,459	$203,498
Work in process	10,440	10,252
Purchased parts and raw materials	58,271	62,849
Total inventory	$254,170	$276,599

Note 5.        Long-term Investments

As of June 30, 2013 and 2012, the Company held $2,637,000 and $2,923,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA or AA2 at June 30, 2013 and CAA3 at June 30, 2012. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2013 and 2012, $2,637,000 and $2,923,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of June 30, 2013 and 2012. The material factors used in preparing the discounted cash flow model are i) the discount rate utilized to present value the cash flows, ii) the time period until redemption and iii) the estimated rate of return. As of June 30, 2013, the discount rate, the time period until redemption and the estimated rate of return were 1.82%, 3 years and 0.41%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there was a recovery in fair value of its auction rate securities of $14,000 and $210,000 during the year ended June 30, 2013 and 2012, respectively. There was a cumulative total decline of $113,000 and $127,000 as of June 30, 2013 and 2012, respectively. That amount has been recorded as a component of other comprehensive income. As of June 30, 2013 and 2012, the Company has recorded an accumulated unrealized loss of $68,000 and $76,000, respectively, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In fiscal year 2013, 2012 and 2011, $300,000, $2,475,000 and $1,500,000 of auction rate securities were redeemed at par, respectively.

Note 6.        Property, Plant, and Equipment

Property, plant and equipment as of June 30, 2013 and 2012 consisted of the following (in thousands):

	June 30,
	2013	2012
Land	$41,774	$41,709
Buildings	43,979	43,983
Building and leasehold improvements	7,483	6,780
Machinery and equipment	26,941	22,629
Furniture and fixtures	4,731	4,449
Purchased software	5,380	4,794
	130,288	124,344
Accumulated depreciation and amortization	(34,376)	(26,925)
Property, plant and equipment, net	$95,912	$97,419

Note 7.        Accrued Liabilities

Accrued liabilities as of June 30, 2013 and 2012 consisted of the following (in thousands):

	June 30,
	2013	2012
Accrued payroll and related expenses	$12,084	$10,048
Customer prepayments	4,134	4,502
Accrued warranty costs	6,472	5,522
Accrued cooperative marketing expenses	4,016	4,647
Others	7,416	5,682
Total accrued liabilities	$34,122	$30,401

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.        Short-term and Long-term Obligations

Short-term and long-term obligations as of June 30, 2013 and 2012 consisted of the following (in thousands):

	June 30,
	2013	2012
Lines of credit:
Bank of America	$10,899	$10,562
China Trust Bank	—	10,062
Total line of credit	10,899	20,624
Building term loans:
Bank of America	9,333	12,133
China Trust Bank	14,939	—
Total building term loans	24,272	12,133
Total debt	35,171	32,757
Current portion	(28,638)	(13,362)
Long-term portion	$6,533	$19,395

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In October 2011, the Company entered into an amendment to the existing credit agreement with Bank of America which provided for (i) a $40,000,000 revolving line of credit facility that matured on June 15, 2013 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by the three buildings purchased in San Jose, California in June 2010 and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In June and August 2013, the Company extended the revolving line of credit to mature on August and September 15, 2013, respectively, and the Company is currently negotiating with Bank of America to renew the revolving line of credit.

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.19% at June 30, 2013. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of June 30, 2013 and 2012, the total outstanding borrowings under the Bank of America term loan was $9,333,000 and $12,133,000, respectively. The total outstanding borrowings under the Bank of America line of credit was $10,899,000 and $10,562,000 as of June 30, 2013 and 2012, respectively. The interest rates for these loans ranged from 1.23% to 1.69% per annum at June 30, 2013 and from 1.29% to 1.81% per annum at June 30, 2012, respectively. As of June 30, 2013, the unused revolving line of credit with Bank of America was $29,101,000.

China Trust Bank

In October 2011, the Company obtained an unsecured revolving line of credit from China Trust Bank totaling NT$300,000,000 Taiwanese dollars or $9,898,000 U.S. dollars equivalents. In July 2012, the Company increased the credit facility to NT$450,000,000 Taiwanese dollars or $14,912,000 U.S. dollars equivalents. The credit facility provides for a one-year term loan and in July 2013, the Company extended the credit facility to mature on September 30, 2013. The term loan is secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.30% which is adjusted monthly. The total outstanding borrowings under the China Trust Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $14,939,000 and $10,062,000, with an interest rate at 1.20% and 1.41% per annum at June 30, 2013 and 2012, respectively. The Company is currently negotiating with China Trust Bank to renew the loan.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2013 and 2012, the total assets of $586,742,000 and $571,060,000, respectively collateralized the line of credit with Bank of America and were all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan, As of June 30, 2013 and 2012, total assets collateralizing the term loan with Bank of America were $17,813,000 and $18,043,000. As of June 30, 2013, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

As of June 30, 2013, the land and building located in Bade, Taiwan collateralizing the term loan with China Trust Bank was $27,702,000. There are no financial covenants associated with the term loan with China Trust Bank at June 30, 2013.

Debt Maturities

The following table as of June 30, 2013, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2014	$28,638
2015	2,800
2016	2,800
2017	933
2018	—
Thereafter	—
Total	$35,171

Note 9.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 1.0% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at June 30, 2013.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has agreed to pay for Ablecom's cost of chassis and related product tooling and engineering services and will pay for those items when the work has been completed.

Under the distribution agreement, Ablecom purchases server products from the Company for distribution in Taiwan. The Company believes that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements the Company has with similar, third party distributors.

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2013, 2012 and 2011, the Company purchased products from Ablecom totaling $179,735,000, $168,744,000 and $155,430,000, respectively. For fiscal year 2013, 2012 and 2011, the Company sold products to Ablecom totaling $13,805,000, $12,229,000 and $11,017,000, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2013 and 2012, were $974,000 and $1,036,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2013 and 2012, were $50,448,000 and $51,470,000, respectively. In fiscal year 2013, the Company paid Ablecom the majority of invoiced dollars between 67 and 95 days of invoice date. For the years ended June 30, 2013, 2012 and 2011, the Company received $124,000, $249,000 and $55,000, respectively, from Ablecom for penalty charges for assessments relating to delayed deliveries or quality issues, and paid $5,076,000, $5,042,000 and $4,052,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $53,684,000 and $63,151,000 at June 30, 2013 and 2012, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In fiscal year 2011, Ablecom paid for a land deposit in Taiwan on behalf of the Company in the amount of $4,510,000 which the Company repaid Ablecom in March 2011. The amount paid to Ablecom of $4,510,000 represented Ablecom’s cost and the fair market value of the land.

In May 2012, the Company and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. The Management Company had no business operations as of June 30, 2012. In fiscal year 2013, $13,000 of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the consolidated statements of operations.

Note 10.        Stock-based Compensation and Stockholders’ Equity

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2013, the Company had 635,134 authorized shares available for future issuance under all of its equity incentive plans.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over five years. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the award. 718,564 and 538,923 shares were vested as of June 30, 2013 and 2012, respectively.

In November 2008, the Committee approved the terms of an Option Exercise Agreement with Chiu-Chu Liang, a director and Vice President of Operations & Treasurer of the Company and Shiow-Meei Liaw, Senior Warehouse Manager of the Company, pursuant to which they exercised fully vested options previously granted to them for the purchase of 185,263 and 92,631 shares, respectively. They exercised the options using a “net-exercise” procedure in which they were issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (182,611 and 91,305 shares, respectively, based upon the market value as of the date of exercise). The shares issued upon exercise of the options are subject to vesting over two years. Vesting of the shares subject to the awards may accelerate in certain circumstances pursuant to the terms of the applicable Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the awards. The awards were fully vested as of June 30, 2012.

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

The fair value of stock option grants for the years ended June 30, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2013	2012	2011
Risk-free interest rate	0.65% - 0.90%	0.83% - 1.32%	1.01% - 2.12%
Expected life	5.03 - 5.15 years	5.01 - 5.04 years	4.33 - 4.45 years
Dividend yield	—%	—%	—%
Volatility	51.27% - 51.76%	45.62% - 53.72%	54.50% - 57.02%
Weighted-average fair value	$4.53	$7.15	$6.43

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2013, 2012 and 2011 (in thousands).

	Years Ended June 30,
	2013	2012	2011
Cost of sales	$953	$783	$812
Research and development	6,527	5,542	4,077
Sales and marketing	1,541	1,469	1,077
General and administrative	2,340	2,458	2,090
Stock-based compensation expense before taxes	11,361	10,252	8,056
Income tax impact	(548)	(1,582)	(1,412)
Stock-based compensation expense, net	$10,813	$8,670	$6,644

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $1,734,000, $3,421,000 and $12,440,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the year ended June 30, 2013, 2012 and 2011, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $865,000, $2,047,000 and $2,401,000 in the year ended June 30, 2013, 2012 and 2011, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes stock option activity during the years ended June 30, 2013, 2012 and 2011 under all stock option plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2010 (8,264,920 shares exercisable at weighted average exercise price of $5.00 per share)	12,124,945	$6.34
Granted (weighted average fair value of $6.43)	2,172,920	14.02
Exercised	(3,560,570)	3.27
Forfeited	(256,510)	10.85
Balance as of June 30, 2011 (6,617,414 shares exercisable at weighted average exercise price of $7.18 per share)	10,480,785	8.86
Granted (weighted average fair value of $7.15)	2,381,700	15.89
Exercised	(1,211,070)	7.06
Forfeited	(349,187)	14.60
Balance as of June 30, 2012 (7,410,152 shares exercisable at weighted average exercise price of $8.25 per share)	11,302,228	10.36
Granted (weighted average fair value of $4.53)	1,952,270	11.83
Exercised	(612,034)	3.01
Forfeited	(436,286)	14.01
Balance as of June 30, 2013	12,206,178	$10.83	6.23	$22,631
Options vested and expected to vest at June 30, 2013	11,835,275	$10.76	6.14	$22,480
Options vested and exercisable at June 30, 2013	8,731,818	$9.66	5.25	$21,613

The total pretax intrinsic value of options exercised during the years ended June 30, 2013, 2012 and 2011 was $4,614,000, $11,589,000 and $42,630,000, respectively. In fiscal year 2011, 961,000 shares of non-qualified expiring stock options were net-share exercised such that the Company withheld 413,906 shares with value equivalent to the officers’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for taxes were based on the value of the option exercised as determined by the Company’s closing stock price. The payments for the employees’ tax obligations to the taxing authorities were $6,990,000 in fiscal year 2011 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the exercising and did not represent an expense to the Company.

As of June 30, 2013, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $19,228,000, which will be recognized over a weighted-average vesting period of approximately 2.41 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of June 30, 2013, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$1.93 - 3.25	1,344,295	1.43	$2.87	1,344,295	$2.87
3.50 - 6.14	1,286,559	5.35	5.59	1,286,426	5.59
6.21 - 8.36	1,433,608	5.02	7.97	1,403,341	7.96
8.47 - 10.03	1,312,445	7.40	9.33	593,876	9.20
10.19 - 10.68	1,507,425	6.73	10.56	1,104,195	10.61
11.81 - 12.92	1,371,674	7.89	12.48	755,277	12.41
13.61 - 13.89	1,222,339	5.75	13.74	962,307	13.76
15.22 - 17.29	1,653,285	8.44	16.42	697,819	16.28
17.69 - 18.89	843,288	7.35	18.69	584,282	18.71
20.70	231,260	9.56	20.70	—	—
$1.93 - $20.70	12,206,178	6.23	$10.83	8,731,818	$9.66

Restricted Stock Award Activity

The following table summarizes the Company’s restricted stock award activity for the year ended June 30, 2013, 2012 and 2011:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at June 30, 2010	855,523	$9.79
Granted	—	—
Vested	(316,600)	8.32
Forfeited	—	—
Nonvested stock at June 30, 2011	538,923	10.66
Granted	3,500	17.29
Vested	(179,641)	10.66
Forfeited	—	—
Nonvested stock at June 30, 2012	362,782	10.72
Granted	—	—
Vested	(183,141)	10.79
Forfeited	—	—
Nonvested stock at June 30, 2013	179,641	$10.66

The total pretax intrinsic value of restricted stock awards vested was $2,225,000, $2,375,000 and $3,066,000 for the years ended June 30, 2013, 2012 and 2011, respectively. In fiscal year 2013, 2012 and 2011, upon vesting, 183,141, 179,641 and 316,600 shares of restricted stock awards were net share-settled such that the Company withheld 85,091, 83,857 and 147,977 shares with value equivalent to the officers' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for the officer's tax obligations to the taxing authorities were $1,034,000, $1,109,000 and $1,434,000 in fiscal year 2013, 2012 and 2011, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The total intrinsic value of the outstanding restricted stock awards was $1,911,000 as of June 30, 2013. There is no incremental fair value to be recognized as compensation expense in connection with the unvested restricted stock awards of 179,641 shares.

Note 11.        Income Taxes

The components of income before income tax provision for the years ended June 30, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended June 30,
	2013	2012	2011
United States	$14,102	$41,540	$53,187
Foreign	12,494	3,811	4,886
Income before income tax provision	$26,596	$45,351	$58,073

The income tax provision for the years ended June 30, 2013, 2012 and 2011, consists of the following (in thousands):

	Years Ended June 30,
	2013	2012	2011
Current:
Federal	$7,904	$17,210	$16,240
State	684	817	313
Foreign	3,806	1,206	816
	12,394	19,233	17,369
Deferred:
Federal	(5,984)	(2,862)	304
State	(1,093)	(873)	187
	(7,077)	(3,735)	491
Income tax provision	$5,317	$15,498	$17,860

The Company’s net deferred tax assets as of June 30, 2013 and 2012, consist of the following (in thousands):

	June 30,
	2013	2012
Warranty accrual	$2,204	$1,971
Marketing fund accrual	795	1,324
Inventory valuation	10,313	7,990
Stock-based compensation	3,889	3,122
Research and development credit	1,906	1,364
Other	4,216	2,656
Total deferred income tax assets	23,323	18,427
Deferred tax liabilities-depreciation and other	(262)	(2,336)
Deferred income tax assets-net	$23,061	$16,091

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative undistributed earnings of our foreign subsidiaries of $12,051,000 at June 30, 2013 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Income tax benefits resulting from stock option transactions of $1,734,000, $3,421,000 and $12,440,000 were credited to stockholders’ equity in the years ended June 30, 2013, 2012 and 2011, respectively.

The following is a reconciliation for the years ended June 30, 2013, 2012 and 2011, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2013	2012	2011
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	3.8	2.5	4.4
Foreign tax rate differences	(6.7)	(1.0)	(1.1)
Research and development tax credit	(14.4)	(5.7)	(8.7)
Qualified production activity deduction	(2.9)	(2.4)	(1.0)
Stock based compensation	13.5	6.2	3.8
Uncertain tax positions	(11.0)	(0.5)	(0.6)
Subpart F income inclusion	(3.8)	(0.6)	0.2
Foreign withholding tax	5.5	2.0	0.2
Federal tax return to provision adjustment	(3.9)	(0.2)	(0.1)
Other	4.9	(1.1)	(1.3)
Effective tax rate	20.0%	34.2%	30.8%

As of June 30, 2013, the Company had state research and development tax credit carryforwards of $6,757,000. The state research and development tax credits will carryforward to offset future state income taxes. $3,825,000 of the state research and development tax credit carryforwards were attributable to excess tax deductions from stock options exercises, and were not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

In January 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit for two years to December 31, 2013, retroactive to January 1, 2012. As a result, during fiscal year 2013, the Company recognized a total tax benefit of $3,708,000, of which $1,455,000 related to fiscal year 2012.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2010	$5,829
Gross increases:
For current year’s tax positions	2,010
For prior years’ tax positions	216
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(1,108)
For prior year' tax positions	(398)
Balance at June 30, 2011	6,549
Gross increases:
For current year’s tax positions	1,302
For prior years’ tax positions	501
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(225)
For prior years’ tax positions	(102)
Balance at June 30, 2012	8,025
Gross increases:
For current year’s tax positions	2,044
For prior years’ tax positions	490
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(2,470)
For prior years’ tax positions	—
Balance at June 30, 2013	$8,089
__________________________

*	excludes interest, penalties, federal benefit of state reserves

In March 2013, the Internal Revenue Service and the Company agreed to all outstanding items related to the audit of the Company's federal income tax returns for the fiscal years ended June 30, 2008 through June 30, 2010. As a result of the resolution, the Company recognized a net benefit to the provision for income taxes of $2,017,000, which included a reduction in interest expense of $266,000.

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $6,499,000 and $6,724,000 as of June 30, 2013 and 2012, respectively. In fiscal year 2013, the liability for gross unrecognized tax benefit was reduced by $2,470,000 primarily due to the IRS audit settlement and lapse of statute of limitations in foreign jurisdictions.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of June 30, 2013 and 2012, the Company had accrued $797,000 and $889,000 for the payment of interest and penalties relating to unrecognized tax benefits, respectively. During fiscal year 2013, 2012 and 2011, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The statutes of limitation in federal jurisdiction remain open in general for tax years 2010 through 2013. The state jurisdictions remain open in general for tax years 2008 through 2013. In June 2013, the Company received a notice from the state of California for the commencement of a pre-examination of its California state tax returns for the fiscal years ended June 30, 2008 through June 30, 2010. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. The major foreign jurisdictions remain open for examination in general for tax years 2006 through 2013.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.        Commitments and Contingencies

Litigation and Claims— The Company is involved in various legal proceedings arising from the normal course of business activities. The Company defends itself vigorously against any such claims. In management’s opinion, the resolution of any matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2015. As of June 30, 2013, these remaining non-cancellable commitments were $249,005,000, which have terms expiring through September 2015.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $132,064,000, which will be paid through December 2014. In May 2013, the Company entered into an amendment to the purchase agreement, which decreases its hard disk drive purchase commitments and extends the terms to December 2014. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

Lease Commitments—The Company leases offices and equipment under noncancelable operating leases which expire at various dates through 2016. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	Balance as of
	Capital Leases	Operating Leases
Year ending June 30, 2014	$37	$3,066
Year ending June 30, 2015	27	2,785
Year ending June 30, 2016	24	923
Year ending June 30, 2017	22	108
Year ending June 30, 2018	15	—
Thereafter	—	—
Total minimum lease payments	125	$6,882
Less: Amounts representing interest	22
Present value of minimum lease payments	103
Less: Long-term portion	28
Current portion	$75

Rent expense for the years ended June 30, 2013, 2012 and 2011, was $3,345,000, $3,444,000 and $3,084,000, respectively.

Note 13.        Retirement Plan

The Company sponsors a 401(k) savings plan for eligible U.S. employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2013, 2012 and 2011.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a defined contribution plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company. For the years ended June 30, 2013, 2012 and 2011, the Company’s matching contribution was $133,000, $115,000 and $93,000, respectively.

The Company maintains a defined benefit pension plan of Super Micro Computer, Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. Plan assets of the funded defined benefit pension plan are deposited into a government-managed account in which the Company has no control over investment strategy. For the years ended June 30, 2013, 2012 and 2011, the Company’s contribution was $660,000, $509,000 and $350,000, respectively.

Note 14.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the years ended June 30, 2013, 2012 and 2011, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2013	2012	2011
Net sales:
United States	$629,869	$589,709	$549,755
Europe	265,635	221,373	201,518
Asia	237,798	175,980	159,457
Other	29,259	26,812	31,852
	$1,162,561	$1,013,874	$942,582

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	June 30,
	2013	2012
Long-lived assets:
United States	$61,976	$63,709
Asia	33,500	33,257
Europe	436	453
	$95,912	$97,419

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2013		2012		2011
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$501,868	43.2%	$447,000	44.1%	$351,282	37.3%
Subsystems and accessories	660,693	56.8%	566,874	55.9%	591,300	62.7%
Total	$1,162,561	100.0%	$1,013,874	100.0%	$942,582	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net sales for any of the years ended June 30, 2013, 2012 and 2011. One customer accounted for 14.4% of the Company's accounts receivable as of June 30, 2013. No customer accounted for 10% or more of the Company's accounts receivable as of June 30, 2012.

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

	Three Months Ended
	Sep. 30, 2012	Dec. 31 2012	Mar. 31 2013	Jun. 30 2013
	(In thousands, except per share data)
Net sales	$270,707	$291,487	$278,034	$322,333
Gross profit	$35,015	$40,122	$38,893	$46,023
Net income	$899	$4,914	$7,040	$8,426
Net income per common share:
Basic	$0.02	$0.12	$0.17	$0.20
Diluted	$0.02	$0.11	$0.16	$0.19

	Three Months Ended
	Sep. 30, 2011	Dec. 31 2011	Mar. 31 2012	Jun. 30 2012
	(In thousands, except per share data)
Net sales	$247,885	$249,915	$240,178	$275,896
Gross profit	$39,626	$42,614	$40,729	$42,448
Net income	$8,492	$8,774	$7,077	$5,510
Net income per common share:
Basic	$0.21	$0.21	$0.17	$0.13
Diluted	$0.19	$0.20	$0.16	$0.12

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2013. The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013 of the Company and our report dated September 11, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to significant related party transactions.

/s/ Deloitte & Touche LLP
San Jose, California
September 11, 2013

Item 9B.    Other Information

None.
PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

Our executive officers and directors and their ages and their positions as of September 6, 2013, are as follows:

Name	Age	Position(s)
Charles Liang	55	Chairman of the Board, President and Chief Executive Officer
Howard Hideshima	54	Chief Financial Officer
Phidias Chou	55	Vice President, Worldwide Sales
Yih-Shyan (Wally) Liaw	58	Vice President of International Sales, Secretary and Director
Chiu-Chu (Sara) Liu Liang	51	Vice President of Operations, Treasurer and Director
Gregory K. Hinckley(1)(4)	66	Director
Hwei-Ming (Fred) Tsai(1)(2)(3)(4)	57	Director
Laura Black(1)(4)	52	Director
Sherman Tuan(2)(3)(4)	59	Director
__________________________

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Non-Management Directors

Gregory K. Hinckley has been a member of our board of directors since January 2009. Mr. Hinckley is currently the President and interim Chief Financial Officer of Mentor Graphics Corporation, a publicly traded provider of electronic design automation solutions. He began at Mentor Graphics in January 1997. Prior to Mentor Graphics, he served as Chief Financial Officer for two other publicly traded companies—VLSI Technology, Inc. and Bio-Rad Laboratories, Inc. Mr. Hinckley is a director of SI-Bone, Inc. (a privately-held orthopedic device company), a director and member of audit and chairman of the compensation committees of Intermec, Inc. (a publicly traded provider of automated identification and data collection (AIDC) solutions), and is an advisory director of Portland State University Engineering School. Mr. Hinckley holds a Bachelor of Arts degree in physics from Claremont McKenna College, a Master of Science degree in applied physics from University of California, an MBA degree from Harvard Business School, and was a Fullbright Scholar in applied mathematics at Nottingham University in England. He is also a Certified Public Accountant. Our Governance Committee concluded that Mr. Hinckley should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, his experience and qualifications in finance and operations and his financial literacy.

Hwei-Ming (Fred) Tsai has been a member of our board of directors since August 2006. Mr. Tsai has been an independent business consultant since January 2010. Mr. Tsai served as Executive Vice President and Chief Financial Officer of SinoPac Bancorp, a financial holding company based in Los Angeles, California from February 2001 and August 2005, respectively, to December 2009. He also served as Senior Executive Vice President of Far East National Bank, a commercial bank that is held by SinoPac Bancorp from December 2002 to December 2009. Mr. Tsai received a Master in Professional Accounting from the University of Texas at Austin and a B.A. in Accounting from National Taiwan University in Taiwan. Our Governance Committee concluded that Mr. Tsai should serve on the Board based on his skills, experience and qualifications in capital finance, his financial literacy and his familiarity with the Company’s business.

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

Sherman Tuan has been a member of our board of directors since February 2007. Mr. Tuan is founder of PurpleComm, Inc. (doing business as 9x9.tv), a platform for connected TV, where he has served as Chief Executive Officer since January 2005 and Chairman of the Board since June 2003. From September 1999 to May 2002, he was director of Metromedia Fiber Network, Inc., a fiber optical networking infrastructure provider. Mr. Tuan was co-founder of AboveNet Communications, Inc., an internet connectivity solutions provider, where he served as President from March 1996 to January 1998, Chief Executive Officer from March 1996 to May 2002 and director from March 1996 to September 1999. Mr. Tuan holds a degree in Electrical Engineering from Feng-Chia University in Taiwan. Our Governance Committee concluded that Mr. Tuan should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his familiarity with the Company’s business.

Except for Mr. Charles Liang and Ms. Chiu-Chu (Sara) Liu Liang who are married, there are no other family relationships among any of our directors or executive officers.

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
The current composition of the board is:

Class I Directors (terms expiring at the 2013 annual meeting)	Charles Liang Sherman Tuan
Class II Directors (terms expiring at the 2014 annual meeting)	Yih-Shyan (Wally) Liaw Laura Black Gregory K. Hinckley
Class III Directors (terms expiring at the 2015 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

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

Based on these standards, our board of directors has determined that four of its current seven members are independent directors under the applicable Nasdaq listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1943, as amended, namely Gregory K. Hinckley, Hwei-Ming (Fred) Tsai, Laura Black and Sherman Tuan. In assessing the independence of Mr. Hinckley, the Board considered an immaterial level of transactions between the Company and Mentor Graphics.

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
Board of Directors
Super Micro Computer, Inc.
c/o Robert Aeschliman, General Counsel
980 Rock Avenue
San Jose, California 95131

•	E-mail the board of directors at BODInquiries@supermicro.com

Communications that are intended specifically for the independent directors or non-management directors should be sent to the e-mail address or street address noted above, to the attention of the "Independent Directors".

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend our annual meeting of stockholders. Five of our then directors attended our annual meeting of stockholders held during fiscal 2013. The board of directors held four meetings during fiscal year 2013, each of which were regularly scheduled meetings. The board of directors also acted by unanimous written consent one time during fiscal year 2013. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2013.

Board Leadership Structure

Our Chairman, Charles Liang, is also our CEO. The Board and our Governance Committee believe that it is appropriate for Mr. Liang to serve as both the CEO and Chairman due to the relatively small size of our Board, and the fact that Mr. Liang is the founder of the Company with extensive experience in our industry.

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

Audit Committee

The Audit Committee has three members. The Audit Committee met four times in fiscal year 2013, each of which were regularly scheduled quarterly meetings. Our board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing standards of Nasdaq and the rules of the SEC. Our board has also determined that each member of our Audit Committee is a “financial expert” as defined under applicable SEC rules.

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

Compensation Committee

The Compensation Committee has two members and met four times in fiscal year 2013. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing standards of Nasdaq.

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

Nominating and Corporate Governance Committee

The Governance Committee has two members and met five times in fiscal year 2013. The Governance Committee is comprised solely of non-employee directors. Our board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing standards of Nasdaq.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal year 2013, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2013 transactions in our common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2013, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year, other than one late report made by each of Charles Liang and Chiu-Chu (Sara) Liu Liang in each case with respect to one transaction.

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

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of Charles Liang, our President and Chief Executive Officer, and Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by one or more of Mr. Liang, Mr. Hideshima and Robert Aeschliman, our General Counsel. However, Messrs. Liang and Hideshima do not attend the portion of meetings during which their own performance or compensation is being discussed. Mr. Liang, Mr. Hideshima and Mr. Aeschliman support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In August 2012, as part of making an overall assessment of each individual’s role and performance, and structuring our compensation programs for fiscal year 2013, the Compensation Committee reviewed recommendations of management as well as publicly available peer group compensation data.

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

The Compensation Committee considers various sources of competitive data when determining executive compensation levels, including compensation data from a sampling of public companies and public compensation surveys. For fiscal year 2013, the sample of companies consisted of the following companies:

Brocade Communications Systems, Inc.	Network Appliance, Inc.
Emulex Corp.	Quantum Corporation
Juniper Network, Inc.	Riverbed Technology, Inc.
LSI Corp.	Silicon Graphics International

In selecting the companies for inclusion in the sample, the following factors were considered: industry, net revenues, operating income and whether the company may compete against us for executive talent. These companies ranged in annual revenue from approximately $478.6 million to $6.3 billion. In addition to gathering data specific to the above listed companies, the Compensation Committee also reviewed public surveys of compensation practices.

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

Role of Executive Officers in the Compensation Process

Management provides recommendations to the Compensation Committee on issues such as compensation program design, and evaluations of executive and Company performance. In fiscal year 2013, the Compensation Committee also had access to competitive data collected by management. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our executive officers rests with the Compensation Committee.

Fiscal Year 2013 Executive Officer Compensation Components

For fiscal year 2013, the principal components of compensation for our executive officers were:

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

Fiscal Year 2013 Executive Officer Compensation

In August 2012, the Compensation Committee met to review the base salaries of our executive officers for fiscal year 2013. In determining base salaries for fiscal year 2013, the Compensation Committee decided to increase the base salary of our executive officers other than the Chief Executive officer after taking into account the recommendations of our Chief Executive Officer and taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of each position and an annual review of the contribution and experience of each executive officer. For the Chief Executive Officer, the Compensation Committee considered substantially the same sort of information, as well as the size of the company and the Chief Executive Officer’s stock ownership, and determined to increase the base salary of the Chief Executive Officer. Based upon its review, the Compensation Committee approved increases in base salaries for our executive officers set forth below. The base salary increases were comparable to the average percentage base salary increases granted to our employees generally.

	Principal Position	2012 Base Salary	2013 Base Salary	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$295,196	$304,051	3.0%
Howard Hideshima	Chief Financial Officer	$262,284	$270,153	3.0%
Phidias Chou	Vice President, Worldwide Sales	$234,520	$243,892	4.0%
Yih-Shyan (Wally) Liaw	Vice President, International Sales, Corporate Secretary and Director	$185,203	$194,456	5.0%
Chiu-Chu (Sara) Liu Liang	Vice President of Operations, Treasurer, and Director	$183,456	$188,952	3.0%

Quarterly Bonus. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Committee. Bonuses are not awarded based upon any specific plan or formula, but are subjectively determined based upon our performance during the quarter and the individual’s contributions. Historically these bonuses have ranged from zero to an amount equal to two weeks of base salary. For fiscal year 2013, no quarterly bonus was granted to our executive officers.

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

In fiscal year 2013, the Compensation Committee approved grants of additional options to Mr. Liang, and Mr. Hideshima as part of the Compensation Committee’s review of all employee grant levels.

The Role of Stockholder Say-on-Pay Votes. Our board of directors, the Compensation Committee, and our management value the opinions of our stockholders. At our annual meeting of stockholders held on February 8, 2011 (the "2010 Annual Meeting"), we provided our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of the Company's named executive officers as disclosed in the proxy statement for our 2010 Annual Meeting. At the meeting, approximately 97.1% of the stockholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, while only approximately 0.4% voted against (with approximately 2.5% abstaining). Although the advisory stockholder vote on executive compensation is non-binding, the Compensation Committee has considered and will continue to consider, the outcome of the vote when making future compensation decisions for named executive officers. In determining and deciding on executive compensation for fiscal year 2013, our Compensation Committee took into account the results of the 2010 Annual Meeting stockholder advisory vote to approve executive compensation, particularly the strong support expressed by the Company's stockholders, as one of the many factors considered in deciding that the Company's compensation policies and procedures for 2013 should largely remain consistent with our policies and procedures in prior years.

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

Perquisites

We do not provide special benefits or other perquisites to any of our executive officers.

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

Sherman Tuan, Chair
Hwei-Ming (Fred) Tsai

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, our Chief Financial Officer and to our other most highly compensated executive officers who were the only executive officers whose total annual salary and bonus exceeded $100,000 in fiscal year 2013, for services rendered in all capacities to us during fiscal year 2013, 2012 and 2011. We refer to these officers as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Charles Liang	2013	$303,682	$—	$—	$633,652	$—	$—	$17,267	$954,601
President, Chief Executive Officer and Chairman of the Board	2012	295,097	—	—	—	—	—	16,741	311,838
	2011	286,598	—	—	1,116,206	—	—	1,546	1,404,350

Howard Hideshima	2013	271,325	—	—	258,090	—	—	5,273	534,688
Chief Financial Officer	2012	263,624	—	—	—	—	—	7,730	271,354
	2011	254,231	4,850	—	412,361	—	—	4,634	676,076

Phidias Chou	2013	243,501	—	—	—	—	—	11,423	254,924
Vice President, Worldwide Sales	2012	234,396	—	—	275,028	—	—	9,735	519,159
	2011	225,271	3,250	—	—	—	—	5,447	233,968

Yih-Shyan (Wally) Liaw	2013	194,070	—	—	—	—	—	10,930	205,000
Vice President, International Sales, Corporate Secretary and Director	2012	185,160	—	—	209,562	—	—	10,402	405,124
	2011	177,727	—	—	108,436	—	—	6,832	292,995

Chiu-Chu (Sara) Liu Liang	2013	188,723	—	—	—	—	—	7,315	196,038
Vice President of Operations, Treasurer and Director	2012	183,416	—	—	207,208	—	—	6,784	397,408
	2011	175,900	—	—	—	—	—	5,379	181,279

__________________________

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers.

(2)
The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2013 included in our Annual Report on Form 10-K.

(3)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.

(4)	Amount reflects vacation and sick pay.

Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2013 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Charles Liang	1/21/2013	—	—	—	—	231,260	(2)	$20.70	$633,652
Howard Hideshima	8/6/2012	—	—	—	—	8,690	(3)	12.50	48,232
	8/6/2012	—	—	—	—	37,810	(4)	12.50	209,858

__________________________

(1)	Represents the fair value of each stock option and award as of the date of grant, computed in accordance with ASC Topic 718.

(2)	These non-qualified stock options vest at the rate of 25% on November 1, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2016.

(3)	These incentive stock options vested at the rate of 25% on May 7, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 7, 2016.

(4)	These non-qualified stock options vested at the rate of 25% on May 7, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 7, 2016.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table provides information concerning the outstanding equity-based awards as of June 30, 2013, and the option exercise price and expiration dates for each award, held by each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Charles Liang	600,000	(2)	—		$3.08	12/28/2014
	720,000	(3)	—	(3)	$10.66	3/4/2019
	66,000	(4)	66,000	(4)	$18.59	4/25/2021
	—		231,260	(5)	$20.70	1/21/2023
							179,641	$1,911,380
Howard Hideshima	19,198	(6)	—		$13.89	11/17/2016
	110,802	(6)	—		$13.89	11/17/2016
	32,500	(7)	—		$10.19	4/26/2017
	4,964	(8)	—		$5.53	4/29/2019
	8,037	(8)	—		$5.53	4/29/2019
	42,460	(9)	14,154	(9)	$13.61	8/2/2020
	8,164	(9)	2,722	(9)	$13.61	8/2/2020
	9,452	(10)	28,358	(10)	$12.50	8/6/2022
	2,172	(10)	6,518	(10)	$12.50	8/6/2022
Phidias Chou	19,000	(11)	—		$3.25	9/30/2015
	22,500	(8)	—		$5.53	4/29/2019
	29,090	(12)	1,940	(12)	$8.36	10/26/2019
	17,784	(12)	1,186	(12)	$8.36	10/26/2019
	2,689	(13)	3,461	(13)	$15.22	10/24/2021
	14,371	(13)	18,479	(13)	$15.22	10/24/2021
Yih-Shyan (Wally) Liaw	30,000	(14)	—		$2.53	3/31/2014
	30,635	(15)	—		$7.46	4/28/2018
	30,275	(15)	—		$7.46	4/28/2018
	6,929	(16)	3,150	(16)	$13.61	8/2/2020
	5,273	(16)	2,398	(16)	$13.61	8/2/2020
	5,722	(17)	12,591	(17)	$17.29	4/23/2022
	2,714	(17)	5,973	(17)	$17.29	4/23/2022
Chiu-Chu (Sara) Liu Liang	64,800	(18)	—		$3.50	12/30/2015
	20,300	(8)	—		$5.53	4/29/2019
	17,163	(19)	2,452	(19)	$11.81	1/25/2020
	18,361	(19)	2,624	(19)	$11.81	1/25/2020
	10,875	(20)	18,125	(20)	$17.09	1/23/2022

__________________________

(1)	Market value based upon the closing price of our common stock of $10.64 on June 30, 2013 multiplied by the number of restricted stock awards.

(2)	Options vested at the rate of 25% on November 1, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2008.

(3)	Options vested at the rate of 25% on November 1, 2009 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2012.

(4)	Options vested at the rate of 25% on April 25, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 25, 2015.

(5)	Options vest at the rate of 25% on November 1, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2016.

(6)	Options vested at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2010.

(7)	Options vested at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares were fully vested on April 26, 2011.

(8)	Options vested at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on April 29, 2013.

(9)	Options vested at the rate of 25% on May 8, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2014.

(10)	Options vested at the rate of 25% on May 7, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 7, 2016.

(11)	Options vested at the rate of 25% on July 1, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2009.

(12)	Options vested at the rate of 25% on July 1, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2013.

(13)	Options vested at the rate of 25% on July 1, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2015.

(14)	Options vested at the rate of 25% on March 30, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2008.

(15)	Options vested at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2012.

(16)	Options vested at the rate of 25% on August 2, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on August 2, 2014.

(17)	Options vested at the rate of 25% on March 29, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 29, 2016.

(18)	Options vested at the rate of 25% on December 12, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on December 12, 2009.

(19)	Options vested at the rate of 25% on December 12, 2010 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2013.

(20)	Options vested at the rate of 25% on December 12, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2015.

Option Exercises and Stock Vested During Fiscal Year 2013

The following table sets forth the dollar amounts realized pursuant to the exercise or vesting of equity-based awards by our named executive officers during fiscal year 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	—	$—	179,641	$2,189,824
Howard Hideshima	—	$—	—	$—
Phidias Chou	6,000	$56,120	—	$—
Yih-Shyan (Wally) Liaw	—	$—	—	$—
Chiu-Chu (Sara) Liu Liang	200,000	$1,616,000	—	$—

__________________________

(1)	Based on the difference between the closing price of our common stock on the date of exercise and the exercise price.

(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

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

Non-employee directors also are eligible to receive stock options under our 2006 Equity Incentive Plan. Non-employee directors receive nondiscretionary, automatic grants of nonstatutory stock options under our 2006 Equity Incentive Plan. A non-

employee director is automatically granted an initial option to purchase 18,000 shares upon first becoming a member of our board of directors. A non-employee director serving as Chairperson of the Audit Committee receives an initial grant of an option to purchase 12,000 shares. Non-employee directors serving as Chairperson of the Compensation or Nominating and Corporate Governance Committees receive an initial grant of an option to purchase 2,000 shares. Each of these initial options vests and becomes exercisable over four years, with the first 25% of the shares subject to each initial option vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter. Immediately after each of our annual meetings of stockholders, each non-employee director is automatically granted an option to purchase 4,500 shares of our common stock, the Audit Committee Chairperson is granted an annual option to purchase 3,000 shares of our common stock and the Chairperson of each of the Compensation and Nominating and Corporate Governance Committees is granted an annual option to purchase 500 shares of our common stock. These options will vest and become exercisable on the first anniversary of the date of grant or immediately prior to our annual meeting of stockholders, if earlier.

The options granted to non-employee directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and will become fully vested if we are subject to a change of control. Annual grants will be reduced proportionally if the person did not serve for the full year after the annual grant.

The following table shows for the fiscal year ended June 30, 2013 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory K. Hinckley	$65,000	—	$42,075	—	—	—	$107,075
Hwei-Ming (Fred) Tsai	$50,000	—	$28,050	—	—	—	$78,050
Laura Black	$42,500	—	$25,245	—	—	—	$67,745
Sherman Tuan	$47,500	—	$28,050	—	—	—	$75,550

__________________________

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2013.

(2)
The dollar amount in this column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2013 included in our Annual Report on Form 10-K.

The table below sets forth the aggregate number of option awards held by our non-employee directors as of June 30, 2013.

Name	Option Awards
Gregory K. Hinckley	55,500
Hwei-Ming (Fred) Tsai	55,000
Laura Black	22,500
Sherman Tuan	49,500

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of September 6, 2013 by:

•	each of the named executive officers;

•	each of our directors;

•	all directors and executive officers as a group; and

•	all person known to us beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	9,186,845	20.7%
Howard Hideshima(5)	244,873	*
Phidias Chou(5)	113,435	*
Chiu-Chu (Sara) Liang(6)	9,186,845	20.7%
Yih-Shyan (Wally) Liaw(7)	2,275,691	5.3%
Gregory K. Hinckley(5)	40,500	*
Hwei-Ming (Fred) Tsai(8)	379,125	*
Laura Black(5)	6,750	*
Sherman Tuan(5)	44,500	*
All directors and executive officers as a group (9 persons)(9)	12,291,719	27.4%
5% Holder Not Listed Above:
FMR LLC(10)	6,177,877	14.5%
__________________________

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock

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

(3)
Calculated on the basis of 42,702,605 shares of common stock outstanding as of September 6, 2013, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after September 6, 2013 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.

(4)
Includes 1,460,315 shares issuable upon the exercise of options exercisable within 60 days after September 6, 2013. Also includes 3,384,468 shares jointly held by Mr. Liang and his spouse, 600,000 shares of which are pledged as security for a personal credit line, 450,000 shares held by Mr. Liang which are pledged as security for a personal credit line, 15,000 shares held by Green Earth Charitable Trust, for which Mrs. Liang serves as trustee, 6,100 shares held by Mr. Liang’s daughter, 24,400 shares held by Mr. Liang’s children, for which Mrs. Liang serves as custodian, 585,620 shares held directly by Mrs. Liang and 135,849 shares issuable upon the exercise of options held by Mrs. Liang and exercisable within 60 days after September 6, 2013. See footnote 6.

(5)	Consists of shares issuable upon the exercise of options exercisable within 60 days after September 6, 2013.

(6)
Includes 135,849 shares issuable upon the exercise of options exercisable within 60 days after September 6, 2013. Also includes 3,384,468 shares jointly held by Mr. Liang and his spouse, 600,000 shares of which are pledged as security for a personal credit line, 15,000 shares held by Green Earth Charitable Trust, 6,100 shares held by Mrs. Liang’s daughter, 24,400 shares held by Mrs. Liang’s children, for which Mrs. Liang serves as custodian, 3,575,093 shares held by Charles Liang, Mrs. Liang’s spouse, 450,000 shares of which are pledged as security for a personal credit line, and 1,460,315 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after September 6, 2013. See footnote 4.

(7)
Includes 115,455 shares issuable upon the exercise of options exercisable within 60 days after September 6, 2013. 2,061,246 shares held by Liaw Family Trust, for which Mr. Liaw and his spouse serve as trustees, 11,300 shares held by Mr. Liaw’s daughters, 69,807 shares held by Mrs. Liaw, and 17,883 shares issuable upon the exercise of options granted to Mrs. Liaw, exercisable within 60 days after September 6, 2013.

(8)
Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days after September 6, 2013. Also includes 295,000 shares held by Tsai Family Trust, for which Mr. Hwei Ming (Fred) Tsai and his spouse serve as trustees.

(9)	Includes 2,229,560 shares issuable upon the exercise of options exercisable within 60 days after September 6, 2013.

(10)
The information with respect to the holdings of FMR LLC ("FMR") is based solely on Schedule 13G/A filed February 14, 2013 by FMR. FMR has the sole power to vote and dispose of all of such shares. The address for FMR is 82 Devonshire Street, Boston, Massachusetts 02109.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any options under the 1998 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2013:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	12,206,178	$10.83	635,134	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	12,206,178	$10.83	635,134
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

Stock Option Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option grants to our directors and named executive officers in fiscal 2013.

Transactions with Ablecom Technology Inc.

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of our major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.0% of our common stock. Charles Liang served as a Director of Ablecom during our fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of us, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at June 30, 2013 and 2012.

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

Ablecom’s net sales to us and its net sales of our products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2013, 2012 and 2011, we purchased products from Ablecom totaling $179,735,000, $168,744,000 and $155,430,000, respectively. For fiscal year 2013, 2012 and 2011, we sold products to Ablecom totaling $13,805,000, $12,229,000 and $11,017,000, respectively.

Amounts owed to us by Ablecom as of June 30, 2013 and 2012, were $974,000 and $1,036,000, respectively. Amounts owed to Ablecom by us as of June 30, 2013 and 2012, were $50,448,000 and $51,470,000, respectively. In fiscal year 2013, we have paid Ablecom the majority of invoiced dollars between 67 and 95 days of invoice. For the years ended June 30, 2013, 2012 and 2011, we received $124,000, $249,000 and $55,000, respectively, from Ablecom for penalty charges and paid $5,076,000, $5,042,000 and $4,052,000, respectively, for tooling assets and miscellaneous costs to Ablecom. Penalty charges are assessments relating to delayed deliveries or quality issues.

Our exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to us. Outstanding purchase orders with Ablecom were $53,684,000 and $63,151,000 at June 30, 2013 and 2012, respectively, representing the maximum exposure to loss relating to (a) above. We do not have any direct or indirect guarantees of losses of Ablecom.

In fiscal year 2011, Ablecom paid for a land deposit in Taiwan on behalf of the Company in the amount of $4,510,000 which the Company repaid Ablecom in March 2011. The amount paid to Ablecom of $4,510,000 represented Ablecom’s cost and the fair market value of the land.

In May 2012, we and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of us, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. The Management Company had no business operations as of June 30, 2012. In fiscal year 2013, $13,000 of net income attributable to Ablecom's interest was included in our general and administrative expenses in the consolidated statements of operations.

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2013.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below during the fiscal years 2013 and 2012. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved 100% of the services described below.

	Fiscal Year Ended 6/30/13	Fiscal Year Ended 6/30/12
Audit Fees(1)	$1,430,000	$1,465,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,430,000	$1,465,000

__________________________

(1)
Audit fees consist of the aggregate fees for professional services rendered for the audit of our fiscal 2013 and 2012 consolidated financial statements, review of interim consolidated financial statements and certain statutory audits.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has determined that all services performed by Deloitte & Touche LLP are compatible with maintaining the independence of Deloitte & Touche LLP. The Audit Committee’s policy on approval of services performed by the independent registered public accounting firm is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the firm’s independence.

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

SUPER MICRO COMPUTER, INC.

Date:	September 11, 2013	/s/ CHARLES LIANG
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

Signature	Title	Date
/s/ CHARLES LIANG	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 11, 2013
Charles Liang
/s/ HOWARD HIDESHIMA	Chief Financial Officer (Principal Financial and Accounting Officer)	September 11, 2013
Howard Hideshima
/s/ YIH-SHYAN (WALLY) LIAW	Vice President of International Sales, Secretary and Director	September 11, 2013
Yih-Shyan (Wally) Liaw
/s/ CHIU-CHU (SARA) LIU LIANG	Vice President of Operations, Treasurer and Director	September 11, 2013
Chiu-Chu (Sara) Liu Liang
/s/ GREGORY K. HINCKLEY	Director	September 11, 2013
Gregory K. Hinckley
/s/ HWEI-MING (FRED) TSAI	Director	September 11, 2013
Hwei-Ming (Fred) Tsai
/s/ LAURA BLACK	Director	September 11, 2013
Laura Black
/s/ SHERMAN TUAN	Director	September 11, 2013
Sherman Tuan

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)
3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)
4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)
10.1*	1998 Stock Option Plan, as amended(1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)
10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)
10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)
10.5*	2006 Equity Incentive Plan(1)
10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.9*	Form of directors’ and officers’ Indemnity Agreement(1)
10.10*	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)
10.11*	Offer Letter for Alex Hsu(1)
10.12*	Offer Letter for Howard Hideshima(1)
10.13*	Director Compensation Policy(1)
10.14	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)
10.15*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)
10.16*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)
10.17*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)
10.18	Agreement of Purchase and Sale(3)
10.19*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)
10.20*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Chiu-Chu Liang(5)
10.21*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)
10.22	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California(6)
10.23	Business Loan Agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America(7)
10.24	Amendment No.1 to Loan Agreement, dated August 15, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.25	Amendment No. 2 to Loan Agreement, dated October 4, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.26*	2006 Equity Incentive Plan, as amended(8)
21.1+	Subsidiaries of Super Micro Computer, Inc.
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included in signature pages)
31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

+	Filed herewith

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

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 011-33383) filed with the Securities and Exchange Commission on November 7, 2011.

(10)
The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Management contract, or compensatory plan or arrangement