Form 10-Q
period 2013-09-30
Super Micro Computer, Inc.
filed 2013-11-07
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2013, there were 42,761,172 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

PART I: FINANCIAL INFORMATION

Item 1.
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$111,458	$93,038
Accounts receivable, net of allowances of $1,403 and $1,966 at September 30, 2013 and June 30, 2013, respectively (including amounts receivable from a related party of $1,077 and $974 at September 30, 2013 and June 30, 2013, respectively)	134,056	149,340
Inventory	254,310	254,170
Deferred income taxes-current	14,982	15,786
Prepaid income taxes	4,493	4,039
Prepaid expenses and other current assets	4,923	6,819
Total current assets	524,222	523,192
Long-term investments	2,637	2,637
Property, plant and equipment, net	96,767	95,912
Deferred income taxes-noncurrent	7,988	7,275
Other assets	4,185	3,241
Total assets	$635,799	$632,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $42,500 and $50,448 at September 30, 2013 and June 30, 2013, respectively)	$165,660	$172,855
Accrued liabilities	31,650	34,122
Income taxes payable	7,274	6,049
Short-term debt and current portion of long-term debt	13,699	28,638
Total current liabilities	218,283	241,664
Long-term debt-net of current portion	21,050	6,533
Other long-term liabilities	10,502	10,336
Total liabilities	249,835	258,533
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares: 100,000,000
Issued shares: 43,151,300 and 42,744,500 at September 30, 2013 and June 30, 2013, respectively	162,255	157,712
Treasury stock (at cost), 445,028 shares at September 30, 2013 and June 30, 2013	(2,030)	(2,030)
Accumulated other comprehensive loss	(65)	(69)
Retained earnings	225,629	217,930
Total Super Micro Computer, Inc. stockholders' equity	385,789	373,543
Noncontrolling interest	175	181
Total stockholders' equity	385,964	373,724
Total liabilities and stockholders' equity	$635,799	$632,257

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2013	2012
Net sales (including related party sales of $3,528 and $2,893 in the three months ended September 30, 2013 and 2012, respectively)	$309,016	$270,707
Cost of sales (including related party purchases of $45,317 and $49,257 in the three months ended September 30, 2013 and 2012, respectively)	262,224	235,692
Gross profit	46,792	35,015
Operating expenses:
Research and development	20,236	18,221
Sales and marketing	8,865	8,766
General and administrative	5,648	6,346
Total operating expenses	34,749	33,333
Income from operations	12,043	1,682
Interest and other income, net	17	15
Interest expense	(195)	(155)
Income before income tax provision	11,865	1,542
Income tax provision	4,166	643
Net income	$7,699	$899
Net income per common share:
Basic	$0.18	$0.02
Diluted	$0.17	$0.02
Weighted-average shares used in calculation of net income per common share:
Basic	42,496	41,667
Diluted	44,602	44,174

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2013	2012
Net income	$7,699	$899
Other comprehensive income, net of tax:
Foreign currency translation gain	4	4
Unrealized gains on investments	—	—
Total other comprehensive income	4	4
Comprehensive income	$7,703	$903

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$7,699	$899
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,393	1,955
Stock-based compensation expense	2,589	2,903
Excess tax benefits from stock-based compensation	(882)	(784)
Allowance for doubtful accounts	849	137
Provision for inventory	4	2,910
Deferred income taxes	91	(2,870)
Exchange loss	241	202
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(103) and $514 during the three months ended September 30, 2013 and 2012, respectively)	14,435	(10,910)
Inventory	(144)	10,537
Prepaid expenses and other assets	960	297
Accounts payable (including changes in related party balances of $(7,948) and $(3,570) during the three months ended September 30, 2013 and 2012, respectively)	(7,732)	(34,688)
Income taxes payable, net	1,841	1,250
Accrued liabilities	(3,207)	1,436
Other long-term liabilities	170	172
Net cash provided by (used in) operating activities	18,307	(26,554)
INVESTING ACTIVITIES:
Restricted cash	(14)	(1)
Purchases of property, plant and equipment	(1,948)	(919)
Net cash used in investing activities	(1,962)	(920)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,535	359
Minimum tax withholding paid on behalf of an officer for restricted stock awards	(651)	(1,022)
Excess tax benefits from stock-based compensation	882	784
Proceeds from debt	—	20,641
Repayment of debt	(700)	(15,573)
Payment of obligations under capital leases	(5)	(9)
Advance (payments) under receivable financing arrangements	736	(599)
Contributions from noncontrolling interests	—	168
Net cash provided by financing activities	1,797	4,749
Effect of exchange rate fluctuations on cash	278	222
Net increase (decrease) in cash and cash equivalents	18,420	(22,503)
Cash and cash equivalents at beginning of period	93,038	80,826
Cash and cash equivalents at end of period	$111,458	$58,323
Supplemental disclosure of cash flow information:
Cash paid for interest	$200	$257
Cash paid for taxes, net of refunds	$1,807	$1,974
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	$1,836	$1,166

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer”) was incorporated in 1993. Super Micro Computer is a global leader in high-performance, high-efficiency server technology and green computing innovation. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in San Jose, California, the Netherlands, Taiwan and China.

Basis of Presentation
The condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations, comprehensive income and cash flows of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2013 included in its Annual Report on Form 10-K, as filed with the SEC (the “Annual Report”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2014.

As of September 30, 2013, the Company contributed $168,000 and owned a 50% interest in Super Micro Business Park, Inc. ("Management Company") in Taiwan. The Management Company was established to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. The Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. Therefore, the accounts of the Management Company have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three months ended September 30, 2013 and 2012, $6,000 and $2,000, respectively, of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

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

Adoption of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance associated with reporting of amounts reclassified out of accumulated other comprehensive income, which requires companies to present significant reclassifications out of accumulated other comprehensive income in their entirety in the statement of operations or in a separate footnote to the financial statements. For amounts that are not required to be reclassified in their entirety to net income, the standard requires companies to cross-reference to related footnoted disclosures. The new disclosure requirements are effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's financial statement disclosures, results of operations or financial position.

In July 2013, the FASB issued authoritative guidance associated with the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires a liability related to unrecognized tax benefit to offset a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if a settlement is required or expected in the event the uncertain tax position is disallowed. The Company currently plans to adopt the new disclosure requirement on July 1, 2014. The Company does not believe the adoption of this guidance will have a material impact on its financial statement disclosures, results of operations or financial position.

Note 2. Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan (the “2006 Plan”) that increased by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The amendment to the 2006 Plan was approved by the Company’s stockholders in February 2011. The authorized number of shares that may be issued under the 2006 Plan automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of September 30, 2013, the Company had 1,671,649 authorized shares available for future issuance under all of its equity incentive plans.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over five years. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 898,205 and 718,564 shares were vested as of September 30, 2013 and June 30, 2013, respectively.

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

The fair value of stock option grants for the three months ended September 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2013	2012
Risk-free interest rate	1.54%	0.65%
Expected life	5.49 years	5.03 years
Dividend yield	—%	—%
Volatility	50.05%	51.29%
Weighted-average fair value	$5.48	$5.55

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Cost of sales	$235	$240
Research and development	1,561	1,630
Sales and marketing	314	404
General and administrative	479	629
Stock-based compensation expense before taxes	2,589	2,903
Income tax impact	(288)	(228)
Stock-based compensation expense, net	$2,301	$2,675

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $1,070,000 and $815,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the three months ended September 30, 2013 and 2012, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $882,000 and $784,000 in the three months ended September 30, 2013 and 2012, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option Activity

The following table summarizes stock option activity during the three months ended September 30, 2013 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2013	12,206,178	$10.83	6.23	$22,631
Granted	319,670	11.76
Exercised	(277,159)	5.54
Forfeited or cancelled	(82,850)	13.76
Outstanding at September 30, 2013	12,165,839	10.96	6.15	42,277
Options vested and expected to vest at September 30, 2013	11,913,666	10.92	6.09	41,806
Options vested and exercisable at September 30, 2013	8,850,611	$9.93	5.21	$37,588

The total pretax intrinsic value of options exercised was $1,981,000 and $878,000 for the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $17,985,000, which will be recognized over a weighted-average vesting period of approximately 2.34 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Award Activity

The following table summarizes the Company’s restricted stock award activity for the three months ended September 30, 2013:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2013	179,641	$10.66
Granted	—	—
Vested	(179,641)	10.66
Forfeited	—	—
Nonvested stock at September 30, 2013	—	$—

The total pretax intrinsic value of restricted stock awards vested was $2,337,000 and $2,190,000 for the three months ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013 and 2012, upon vesting, 179,641 shares of restricted stock awards were partially net share-settled such that the Company withheld 50,000 shares and 83,857 shares, respectively, with value equivalent to an officer's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on the vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities were $651,000 and $1,022,000 in the three months ended September 30, 2013 and 2012, respectively, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Note 3.        Net Income Per Common Share

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Basic net income per common share calculation
Net income	$7,699	$899
Less: Undistributed earnings allocated to participating securities	(20)	(6)
Net income attributable to common shares—basic	$7,679	$893
Weighted-average number of common shares used to compute basic net income per common share	42,496	41,667
Basic net income per common share	$0.18	$0.02
Diluted net income per common share calculation
Net income	$7,699	$899
Less: Undistributed earnings allocated to participating securities	(19)	(6)
Net income attributable to common shares—diluted	$7,680	$893
Weighted-average number of common shares used to compute basic net income per common share	42,496	41,667
Dilutive effect of options to purchase common stock	2,106	2,507
Weighted-average number of common shares used to compute diluted net income per common share	44,602	44,174
Diluted net income per common share	$0.17	$0.02

For the three months ended September 30, 2013 and 2012, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 5,909,000 and 5,338,000 for the three months ended September 30, 2013 and 2012, respectively.

Note 4.         Balance Sheet Components

The following tables provide details of selected balance sheet items (in thousands):

Inventory:

	September 30,	June 30,
	2013	2013
Finished goods	$184,098	$185,459
Work in process	16,689	10,440
Purchased parts and raw materials	53,523	58,271
Total inventory	$254,310	$254,170

The Company recorded a provision for lower of costs or market and excess and obsolete inventory totaling $4,000 and $2,910,000 in the three months ended September 30, 2013 and 2012, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	September 30,	June 30,
	2013	2013
Land	$41,774	$41,774
Buildings	43,979	43,979
Building and leasehold improvements	7,502	7,483
Machinery and equipment	29,007	26,941
Furniture and fixtures	4,805	4,731
Purchased software	5,432	5,380
	132,499	130,288
Accumulated depreciation and amortization	(35,732)	(34,376)
Property, plant and equipment, net	$96,767	$95,912

On September 20, 2013, the Company entered into an agreement for purchase and sale of real property. On October 31, 2013, the Company completed the purchase of real property for $30,091,000. The property consists of approximately 324,000 square feet of building space on 36 acres of land. The Company plans to draw additional proceeds from the credit facility in the future to finance this property.

Other Assets:

	September 30,	June 30,
	2013	2013
Prepaid royalty license	$1,433	$1,496
Restricted cash	861	847
Investment in a privately held company	750	750
Building and land deposit	1,000	—
Others	141	148
Total other assets	$4,185	$3,241

Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required by the landlord of the Company's warehouse lease in Fremont, California, certificates of deposits pledged as security for a value added tax examination required by the tax authority of Taiwan and bank guarantees required by the landlord of the Company's office leases in the Netherlands. Building and land deposit is for the real property agreement entered in September 2013. Escrow of the property was closed on October 31, 2013.

Accrued Liabilities:

	September 30,	June 30,
	2013	2013
Accrued payroll and related expenses	$8,873	$12,084
Customer prepayments	4,196	4,134
Accrued warranty costs	6,600	6,472
Accrued cooperative marketing expenses	3,967	4,016
Others	8,014	7,416
Total accrued liabilities	$31,650	$34,122

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Product Warranties:

	Three Months Ended September 30,
	2013	2012
Balance, beginning of period	$6,472	$5,522
Provision for warranty	3,434	3,108
Costs charged to accrual	(3,351)	(2,904)
Change in estimated liability for pre-existing warranties	45	238
Balance, end of period	$6,600	$5,964

Note 5.        Long-term Investments

As of September 30, 2013 and June 30, 2013, the Company held $2,637,000 of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA or AA2 at September 30, 2013 and June 30, 2013. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2013 and June 30, 2013, $2,637,000 of these auction rate securities have been classified as long-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of September 30, 2013 and June 30, 2013. The material factors used in preparing the discounted cash flow model are i) the discount rate utilized to present value the cash flows, ii) the time period until redemption and iii) the estimated rate of return. As of September 30, 2013, the discount rate, the time period until redemption and the estimated rate of return were 1.65%, 3 years and 0.33%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there were no changes in the fair value of its auction rate securities during the three months ended September 30, 2013 and 2012. There was a cumulative total decline of $113,000 as of September 30, 2013 and June 30, 2013. That amount has been recorded as a component of other comprehensive income. As of September 30, 2013 and June 30, 2013, the Company has recorded an accumulated unrealized loss of $68,000, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. During the three months ended September 30, 2013 and 2012, there were no auction rate securities redeemed or sold.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of September 30, 2013 and June 30, 2013. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents and long-term investments as of September 30, 2013 and June 30, 2013 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

September 30, 2013	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,637	2,637
Total	$310	$—	$2,637	$2,947

June 30, 2013	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,637	2,637
Total	$310	$—	$2,637	$2,947

The above table excludes $110,909,000 and $92,495,000 of cash and $1,159,000 and $1,139,000 of certificates of deposit held by the Company as of September 30, 2013 and June 30, 2013, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended September 30, 2013 and 2012.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Balance as of beginning of period	$2,637	$2,923
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—
Sales and settlements at par	—	—
Transfers in and/or out of Level 3	—	—
Balance as of end of period	$2,637	$2,923

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of the Company’s long-term investments as of September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(113)	$2,637

	June 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(113)	$2,637

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2013 and June 30, 2013, short-term and long-term debt of $34,749,000 and $35,171,000, respectively, are reported at amortized cost. This outstanding debt is classified at Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Note 7.        Short-term and Long-term Obligations

Short-term and long-term obligations as of September 30, 2013 and June 30, 2013 consisted of the following (in thousands):

	September 30,	June 30,
	2013	2013
Lines of credit:
Bank of America	$10,899	$10,899
Building term loans:
Bank of America	8,633	9,333
CTBC Bank	15,217	14,939
Total building term loans	23,850	24,272
Total debt	34,749	35,171
Current portion	(13,699)	(28,638)
Long-term portion	$21,050	$6,533

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In October 2011, the Company entered into an amendment to the existing credit agreement with Bank of America, N.A. ("Bank of America") which provided for (i) a $40,000,000 revolving line of credit facility that matured on June 15, 2013 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The credit agreement was subsequently amended to extend the maturity date of the revolving line of credit facility to August 15, 2014.

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.18% at September 30, 2013. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of September 30, 2013 and June 30, 2013, the total outstanding borrowings under the Bank of America term loan was $8,633,000 and $9,333,000, respectively. The total outstanding borrowings under the Bank of America line of credit was $10,899,000 as of September 30, 2013 and June 30, 2013. The interest rates for these loans ranged from 1.22% to 1.68% per annum at September 30, 2013 and 1.23% to 1.69% per annum at June 30, 2013, respectively. As of September 30, 2013, the unused revolving line of credit with Bank of America was $29,101,000.

CTBC Bank

In October 2011, the Company obtained an unsecured revolving line of credit from CTBC Bank Co., Ltd. (formerly, China Trust Bank) totaling NT$300,000,000 Taiwanese dollars, or $9,898,000 U.S. dollar equivalents. In July 2012, the Company increased the credit facility to NT$450,000,000 Taiwanese dollars or $14,912,000 U.S. dollar equivalents. The term loan was secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender’s established interest rate plus 0.30% which was adjusted monthly. The total outstanding borrowings under the CTBC Bank Co., Ltd. ("CTBC Bank") term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $15,217,000 and $14,939,000 with an interest rate at 1.22% and 1.20% per annum at September 30, 2013 and June 30, 2013, respectively.

In November 2013, the Company entered into an amendment to the existing credit agreement with CTBC Bank which provides for (i) a 13-month NT$700,000,000 Taiwanese dollars or $23,787,000 U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 13-month unsecured term loan up to NT$100,000,000 Taiwanese dollars or $3,398,000 U.S. dollar equivalents and a 13-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to NT$500,000,000 Taiwanese dollars or $16,991,000 U.S. dollar equivalents with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum or lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement is capped at NT$1,000,000,000 Taiwanese dollars or $33,981,000 U.S. dollar equivalents. The Company amended this credit facility primarily to increase the credit facility amount and extend the maturity date to November 30, 2014. In November 2013, there were no additional borrowings under this credit agreement and NT$550,000,000 Taiwanese dollars or $18,690,000 U.S. dollar equivalents was available for future borrowing under this credit agreement. There are no financial covenants associated with this credit agreement.

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

•
The Company’s unencumbered liquid assets, as defined in the agreement, held in the United States shall have an aggregate market value of not less than $30,000,000, measured as of the last day of each fiscal quarter and the last day of each fiscal year.

As of September 30, 2013 and June 30, 2013, the total assets of $590,450,000 and $586,742,000, respectively, collateralized the line of credit with Bank of America were all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of September 30, 2013 and June 30, 2013, total assets collateralizing the term loan with Bank of America were $17,756,000 and $17,813,000, respectively. As of September 30, 2013, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

As of September 30, 2013 and June 30, 2013, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27,593,000 and $27,702,000, respectively. There are no financial covenants associated with the term loan with CTBC Bank at September 30, 2013.

Note 8.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 1.0% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at September 30, 2013.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $45,317,000 and $49,257,000 and sold products to Ablecom totaling $3,528,000 and $2,893,000 for the three months ended September 30, 2013 and 2012, respectively.

Amounts owed to the Company by Ablecom as of September 30, 2013 and June 30, 2013, were $1,077,000 and $974,000, respectively. Amounts owed to Ablecom by the Company as of September 30, 2013 and June 30, 2013, were $42,500,000 and $50,448,000, respectively. For the three months ended September 30, 2013, the Company paid Ablecom the majority of invoiced dollars between 51 and 86 days of invoice. For the three months ended September 30, 2013 and 2012, the Company paid $2,276,000 and $1,384,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $58,968,000 and $53,684,000 at September 30, 2013 and June 30, 2013, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three months ended September 30, 2013 and 2012, $6,000 and $2,000, respectively, of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $4,166,000 and $643,000 for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate was 35.1% and 41.7% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rates for the three months ended September 30, 2013 did not significantly differ from the U.S. federal statutory rate primarily due to the impact of stock option expenses partially offset by the benefit from federal and state research and development tax credit.

As of September 30, 2013, the Company had a liability for gross unrecognized tax benefits of $8,522,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three months ended September 30, 2013, there were no material changes in the total amount of the liability for gross unrecognized tax benefit.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of September 30, 2013, the Company had accrued $906,000 for the payment of interest and penalties relating to unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The statutes of limitation in federal jurisdiction remain open in general for tax years 2010 through 2013. The state jurisdictions remain open in general for tax years 2008 through 2013. The Company is currently under examination of its California state tax returns for the fiscal years ended June 30, 2008 through June 30, 2010. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. The major foreign jurisdictions remain open for examination in general for tax years 2006 through 2013.

Note 10.        Commitments and Contingencies

Litigation and Claims — The Company is involved in various legal proceedings arising from the normal course of business activities. The Company defends itself vigorously against any such claims. In management’s opinion, the resolution of any matters will not have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or liquidity.

Purchase Commitments — The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2015. As of September 30, 2013, these remaining non-cancellable commitments were $245,255,000.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $113,005,000, which will be paid through December 2014. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three months ended September 30, 2013 and 2012, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2013	2012
Net sales:
United States	$175,214	$134,826
Europe	71,185	63,449
Asia	54,972	64,684
Other	7,645	7,748
	$309,016	$270,707

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	September 30,	June 30,
	2013	2013
Long-lived assets:
United States	$61,686	$61,976
Asia	34,670	33,500
Europe	411	436
	$96,767	$95,912

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$143,283	46.4%	$106,849	39.5%
Subsystems and accessories	165,733	53.6%	163,858	60.5%
Total	$309,016	100.0%	$270,707	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales in the three months ended September 30, 2013 and 2012. No customer accounted for 10% or more of accounts receivable as of September 30, 2013. One customer accounted for 14.4% of the Company's accounts receivable as of June 30, 2013.

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

Overview

We are a global leader in high-performance, high-efficiency server technology and green computing innovation. We develop and provide advanced server Building Block Solutions to Data Center, Cloud Computing, Enterprise, Hadoop/Big Data, High Performance Computing, or HPC, and Embedded markets. Our solutions range from complete server, storage, blade, workstation and full rack solutions to networking devices and server management software, which can be used by distributors, original equipment manufacturers, or OEMs, and end customers. Net sales of optimized servers were $143.3 million and $106.8 million for the three months ended September 30, 2013 and 2012, respectively. Net sales of subsystems and accessories were $165.7 million and $163.9 million for the three months ended September 30, 2013 and 2012, respectively. The increase in our net sales in the three months ended September 30, 2013 compared with the three months ended September 30, 2012 was primarily due to increased sales in server systems including FatTwin, storage, MicroCloud and GPU/Xeon Phi servers. Our first quarter is typically a softer quarter for IT-related capital spending by customers. However, our growth in the first quarter of fiscal year 2014 has continued to be strong despite the industry competition and macroeconomic headwinds.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $309.0 million and $270.7 million for the three months ended September 30, 2013 and 2012, respectively. Our net income was $7.7 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. Our increase in net income in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to an increase in our gross profit resulting primarily from higher sales of server systems which have higher margins than our subsystems and accessories partially offset by higher research and development expenses.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived 60.9% and 54.7% of our net sales from products sold to distributors and derived 39.1% and 45.3% from sales to OEMs and to end customers for the three months ended September 30, 2013 and 2012, respectively. The increase in our sales to distributors for the three months ended September 30, 2013 was due to the 30.0% growth in revenue from the United States. None of our customers accounted for 10% or more of our net sales in the three months ended September 30, 2013 and 2012. We derived 56.7% and 49.8% of our sales from customers in the United States for the three months ended September 30, 2013 and 2012, respectively. Revenue growth in North America has continued to be strong and consistent.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 6.5% and 6.8% of our net sales for the three months ended September 30, 2013 and 2012, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2014, we expect to continue to invest in expanding our operations both in San Jose, California and our subsidiaries in Taiwan and the Netherlands in order to support our growth. We have increased manufacturing and service operations in Taiwan and the Netherlands to support our Asian and European customers and we have increased our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. Our purchases from Ablecom represented 17.3% and 20.9% of our cost of sales for the three months ended September 30, 2013 and 2012, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the first quarter of fiscal year 2014:

•
Net cash provided by (used in) operating activities was $18.3 million and $(26.6) million during the three months ended September 30, 2013 and 2012, respectively. Our cash and cash equivalents, together with our investments, were $114.2 million at the end of the first quarter of fiscal year 2014, compared with $95.7 million at the end of fiscal year 2013. The increase in our cash, cash equivalents and investments at the end of the first quarter of fiscal year 2014 was primarily due to $18.3 million of cash generated from our operating activities and $1.5 million of proceeds received from exercise of stock options, offset in part by $1.9 million of purchases of property and equipments.

•
Days sales outstanding in accounts receivable (“DSO”) at the end of the first quarter of fiscal year 2014 was 42 days, compared with 38 days at the end of the fourth quarter of fiscal year 2013. The increase in DSO was primarily due to an increase in sales late in the quarter.

•
Our inventory balance was $254.3 million at the end of the first quarter of fiscal year 2014, compared with $254.2 million at the end of fiscal year 2013. Days sales of inventory (“DSI”) at the end of the first quarter of fiscal year 2014 was 89 days, compared with 84 days at the end of fourth quarter of fiscal year 2013. The increase in DSI at the end of the first quarter of fiscal year 2014 was due to lower cost of goods sold in the first quarter of fiscal year 2014.

•
Our purchase commitments with contract manufacturers and suppliers were $245.3 million at the end of the first quarter of fiscal year 2014 and $249.0 million at the end of fiscal year 2013. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $113.0 million, which have terms expiring through December 2014. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

•	On September 20, 2013, we entered into an agreement for purchase and sale of real property. On October 31, 2013, we completed the purchase of real property for $30.1 million.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2014, for example, refer to the fiscal year ending June 30, 2014.

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

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales, as a percentage of net sales, is generally lower on server systems than on subsystems and accessories. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on market conditions.

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

Interest and other income, net. Interest and other income, net represents the net of interest expense on the building loans or line of credit for our owned facilities offset by our interest income earned on our investments and cash balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States, Taiwan, the Netherlands and to a lesser extent, China. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, the domestic production activities deduction and lower taxes in foreign jurisdictions which were partially offset by the impact of state taxes and stock option expenses.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At September 30, 2013 and June 30, 2013, we had deferred revenue of $2.4 million and $1.0 million and related deferred product costs of $2.1 million and $0.7 million, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision for bad debt was $0.8 million and $0.1 million in the three months ended September 30, 2013 and 2012, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

We have an immaterial amount of service revenue relating to non-warranty repairs, which is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $6.6 million as of September 30, 2013, compared with $6.5 million as of June 30, 2013. The provision for warranty reserve was $3.4 million and $3.1 million in the three months ended September 30, 2013 and 2012, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $45,000 and $0.2 million in the three months ended September 30, 2013 and 2012, respectively. As a result of our increase in cost of servicing warranty claims in the three months ended September 30, 2013, the provision for warranty reserve increased compared to the three months ended September 30, 2012. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $4,000 and $2.9 million in the three months ended September 30, 2013 and 2012, respectively.

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

We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. See Note 9 of Notes to Condensed Consolidated Financial Statements for the impact on our condensed consolidated financial statements.

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors including employee stock options and restricted stock awards based on estimated fair values. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Compensation expense for options and restricted stock awards granted to employees was $2.6 million and $2.9 million for the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was $18.0 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.34 years. See Note 2 of Notes to our Condensed Consolidated Financial Statements for additional information.

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

In May 2012, we and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of September 30, 2013, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three months ended September 30, 2013 and 2012, $6,000 and $2,000, respectively, of net loss attributable to Ablecom's interest was included in our general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	84.9	87.1
Gross profit	15.1	12.9
Operating expenses:
Research and development	6.5	6.8
Sales and marketing	2.9	3.2
General and administrative	1.8	2.3
Total operating expenses	11.2	12.3
Income from operations	3.9	0.6
Interest and other income, net	—	—
Interest expense	(0.1)	—
Income before income tax provision	3.8	0.6
Income tax provision	1.3	0.3
Net income	2.5%	0.3%

Comparison of Three Months Ended September 30, 2013 and 2012

Net sales. Net sales increased by $38.3 million, or 14.2%, to $309.0 million from $270.7 million, for the three months ended September 30, 2013 and 2012, respectively. This increase was due primarily to an increase in the average selling price of our server systems as we sold more higher density server systems on a processing node basis.

The number of server system units sold was 55,000 for both three months ended September 30, 2013 and September 30, 2012. However, the number of included compute nodes have increased from prior period as a result of greater customer demand for higher density solutions. The average selling price of server system units increased 30.0% to $2,600 in the three months ended September 30, 2013 compared to $2,000 in the three months ended September 30, 2012. The average selling prices of our server systems increased primarily due to higher average selling prices of FatTwin, MicroCloud, SuperBlade, GPU/Xeon Phi and storage servers which offered higher density computing and more memory and hard disk drive capacity. Sales of server systems increased by $36.4 million or 34.1% from the three months ended September 30, 2012 to the three months ended September 30, 2013. Sales of server systems represented 46.4% of our net sales for the three months ended September 30, 2013 compared to 39.5% of our net sales for the three months ended September 30, 2012.

For the three months ended September 30, 2013, the number of subsystems and accessories units sold increased 1.9% to 1,056,000 compared to 1,036,000 for the three months ended September 30, 2012. Sales of subsystems and accessories increased by $1.9 million or 1.1% from the three months ended September 30, 2012 to the three months ended September 30, 2013, primarily related to higher sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators who purchased additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 53.6% of our net sales for the three months ended September 30, 2013 as compared to 60.5% of our net sales for the three months ended September 30, 2012.

For the three months ended September 30, 2013 and 2012, we derived 60.9% and 54.7%, respectively, of our net sales from products sold to distributors and we derived 39.1% and 45.3%, respectively, from sales to OEMs and to end customers. For the three months ended September 30, 2013, customers in the United States, Europe and Asia accounted for 56.7%, 23.0% and 17.8% of our net sales, respectively, as compared to 49.8%, 23.4% and 23.9%, respectively, for the three months ended September 30, 2012. The increase in our sales to distributors for the three months ended September 30, 2013 was due to the 30.0% growth in revenue from the United States.

Cost of sales. Cost of sales increased by $26.5 million, or 11.3%, to $262.2 million from $235.7 million, for the three months ended September 30, 2013 and 2012, respectively. Cost of sales as a percentage of net sales was 84.9% and 87.1% for the three months ended September 30, 2013 and 2012, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales partially offset by a decrease of $2.9 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to lower hard disk drive costs, a lower provision for inventory reserves and an increase in the mix of server system sales. In general, we have higher margins in server systems than in subsystems and accessories. In the three months ended September 30, 2013, we recorded a $4,000 expense, or 0.0% of net sales, related to the inventory provision as compared to $2.9 million, or 1.1% of net sales, in the three months ended September 30, 2012. The decrease in the inventory provision was primarily due to higher sales of previously reserved inventory and lower inventory reserves as we have improved our processes and reduced our excess and slow moving inventory. In the three months ended September 30, 2013, we recorded a $3.4 million expense, or 1.1% of net sales, related to the provision for warranty reserve as compared to $3.1 million, or 1.1% of net sales, in the three months ended September 30, 2012. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims in the three months ended September 30, 2013. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $2.0 million, or 11.1%, to $20.2 million from $18.2 million, for the three months ended September 30, 2013 and 2012, respectively. Research and development expenses were 6.5% and 6.8% of net sales for the three months ended September 30, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $1.2 million in compensation and benefits resulting from an annual salary increase and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan and an increase of $1.1 million in development expenses for prototype materials and testing associated with new product introductions, particularly related to the introduction of new products relating to Intel's Ivy Bridge processor and MicroBlade as we drove innovation in our product portfolio to increase performance in density and power.

Research and development expenses include stock-based compensation expense of $1.6 million for both three months ended September 30, 2013 and 2012.

Sales and marketing expenses. Sales and marketing expenses increased by $0.1 million, or 1.1%, to $8.9 million from $8.8 million, for the three months ended September 30, 2013 and 2012, respectively. Sales and marketing expenses were 2.9% and 3.2% of net sales for the three months ended September 30, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $0.4 million in compensation and benefits resulting from growth in sales and marketing personnel, a decrease of $0.3 million in cooperative marketing funding received from vendors, offset in part by a decrease of $0.3 million in freight out expenses to customers and a decrease of $0.3 million in advertising expenses.

Sales and marketing expenses include stock-based compensation expense of $0.3 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.7 million, or 11.0%, to $5.6 million from $6.3 million, for the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses were 1.8% and 2.3% of net sales for the three months ended September 30, 2013 and 2012, respectively. The decrease in absolute dollars was primarily due to an increase of $0.7 million in miscellaneous income relating to the settlement of our outstanding accounts payable with one vendor, a decrease of $0.2 million in miscellaneous expense relating to the settlement payment of one patent claim in the three months ended September 30, 2012, a decrease of $0.2 million in legal fees, a decrease of $0.2 million in compensation and benefits, offset in part by an increase of $0.7 million in bad debt expense.

General and administrative expenses include stock-based compensation expense of $0.5 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively.

Interest and other expense, net. Interest and other expense, net was $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, which included $0.2 million of interest expense for both three months ended September 30, 2013 and 2012.

Provision for income taxes. Provision for income taxes increased by $3.5 million, or 547.9%, to $4.2 million from $0.6 million, for the three months ended September 30, 2013 and 2012, respectively. The increase was primarily attributable to our higher net income. The effective tax rate was 35.1% and 41.7% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate was lower primarily due to lower stock compensation expenses.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $111.5 million and $93.1 million as of September 30, 2013 and June 30, 2013, respectively. Our cash in foreign locations was $12.2 million and $16.6 million at September 30, 2013 and June 30, 2013, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by (used in) operating activities was $18.3 million and $(26.6) million for the three months ended September 30, 2013 and 2012, respectively.

Net cash provided by our operating activities for the three months ended September 30, 2013 was primarily due to our net income of $7.7 million, a decrease in accounts receivable of $14.4 million, stock-based compensation expense of $2.6 million, an increase in net income tax payable of $1.8 million, depreciation expense of $1.4 million and a decrease in prepaid expenses and other assets of $1.0 million, which were partially offset by a decrease in accounts payable of $7.7 million and a decrease in accrued liabilities of $3.2 million.

Net cash used in our operating activities for the three months ended September 30, 2012 was primarily due to a decrease in accounts payable of $34.7 million, an increase in accounts receivable of $10.9 million and an increase in deferred income taxes of $2.9 million, which were partially offset by a decrease in inventory of $10.5 million, stock-based compensation expense of $2.9 million, provision for inventory of $2.9 million, depreciation expense of $2.0 million, an increase in accrued liabilities of $1.4 million, an increase in net income taxes payable of $1.3 million and our net income of $0.9 million.

The decrease for the three months ended September 30, 2013 in accounts receivable was primarily due to a lower net sales in the first quarter of fiscal year 2014. The decrease for the three months ended September 30, 2013 in accounts payable was due to lower cost of goods sold in the first quarter of fiscal year 2014. We anticipate that accounts receivable and accounts payable will increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $2.0 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013 and 2012, $1.9 million and $0.9 million was related to the purchase of property, plant and equipment, respectively. On October 31, 2013, we closed the title on the real property located in San Jose, California for $30.1 million.

Financing activities. Net cash provided by our financing activities was $1.8 million and $4.7 million for the three months ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013, we received $1.5 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of one executive officer for his restricted stock awards of $0.7 million for the three months ended September 30, 2013. Further, we received $0.7 million in advance from our receivable financing arrangements and repaid $0.7 million in loans in the three months ended September 30, 2013. In the three months ended September 30, 2013, excess tax benefits from stock-based compensation were $0.9 million. We expect the net cash provided by financing activities will increase in the quarter ending December 31, 2013 as we amended the credit agreement with CTBC Bank in November 2013 and plans to draw additional proceeds from the credit facility in the future to finance the real property purchased in October 2013.

In the three months ended September 30, 2012, we received $0.4 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding on behalf of one executive officer for his restricted stock awards of $1.0 million for the three months ended September 30, 2012. Further, we borrowed $15.0 million under a new term loan from CTBC Bank, borrowed $5.6 million of our revolving line of credit from Bank of America and repaid $15.6 million in loans in the three months ended September 30, 2012.

We expect to experience continued growth in our working capital requirements and capital expenditures as we continue to expand our business. Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We intend to fund this continued expansion through cash generated by operations and by drawing on the revolving credit facility or through other debt financing. However, we cannot be certain whether such financing will be available on commercially reasonable or otherwise favorable terms or that such financing will be available at all. We anticipate that working capital and capital expenditures will constitute a material use of our cash resources. We have sufficient cash on hand to continue to operate for at least the next 12 months.

Other factors affecting liquidity and capital resources
Activities under Revolving Lines of Credit and Term Loans
Bank of America
In October 2011, we entered into an amendment to the existing credit agreement with Bank of America, which provided for (i) a $40.0 million revolving line of credit facility through June 15, 2013 and (ii) a five-year $14.0 million term loan facility. The term loan is secured by three buildings purchased in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The credit agreement was subsequently amended to extend the maturity date of the revolving line of credit facility to August 15, 2014.

The line of credit facility provided for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.18% at September 30, 2013. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

As of September 30, 2013 and June 30, 2013, the total outstanding borrowings under the Bank of America term loan was $8.6 million and $9.3 million, respectively. The total outstanding borrowings under the Bank of America line of credit was $10.9 million as of September 30, 2013 and June 30, 2013. The interest rates for these loans ranged from 1.22% to 1.68% at September 30, 2013 and ranged from 1.23% to 1.69% at June 30, 2013, respectively. As of September 30, 2013, the unused revolving line of credit under Bank of America was $29.1 million.

CTBC Bank
In October 2011, we obtained an unsecured revolving line of credit from CTBC Bank totaling NT$300.0 million Taiwanese dollars, or $9.9 million U.S. dollar equivalents. In July 2012, we increased the credit line to a NT$450.0 million Taiwanese dollars, or $14.9 million U.S. dollar equivalents. The term loan was secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly. The interest rate for the term loan was 1.22% and 1.20% per annum at September 30, 2013 and June 30, 2013, respectively. The total outstanding borrowing under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $15.2 million and $14.9 million as of September 30, 2013 and June 30, 2013, respectively.

In November 2013, we entered into an amendment to the existing credit agreement with CTBC Bank which provides for (i) a 13-month NT$700.0 million Taiwanese dollars or $23.8 million U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% which is adjusted monthly and (ii) a 13-month unsecured term loan up to NT$100.0 million Taiwanese dollars or $3.4 million U.S.

dollar equivalents and a 13-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to NT$500.0 million Taiwanese dollars or $17.0 million U.S. dollar equivalents with an interest rate equal to the lender's established NTD interest rate plus 0.25% or lender's established USD interest rate plus 0.3% which is adjusted monthly. The total borrowings allowed under the credit agreement is capped at NT$1.0 billion Taiwanese dollars or $34.0 million U.S. dollar equivalents. We amended this credit facility primarily to increase the credit facility amount and extend the maturity date to November 30, 2014. We plan to draw additional proceeds from this credit facility in the future to finance the real property purchased in October 2013 and for ongoing working capital. In November 2013, there were no additional borrowings under this credit agreement and NT$550.0 million Taiwanese dollars or $18.7 million U.S. dollar equivalents was available for future borrowing under this credit agreement. There are no financial covenants associated with this credit agreement.

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

•
Our unencumbered liquid assets, as defined in the agreement, held in the United States shall have an aggregate market value of not less than $30.0 million, measured as of the last day of each fiscal quarter and the last day of each fiscal year.

As of September 30, 2013, our total assets of $590.5 million collateralized the line of credit with Bank of America and were all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of September 30, 2013, total assets collateralizing the term loan with Bank of America were $17.8 million. As of September 30, 2013, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.
As of September 30, 2013, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27.6 million. There are no financial covenants associated with the term loan with CTBC Bank at September 30, 2013.

Contract Manufacturers
For the three months ended September 30, 2013, we paid our contract manufacturers within 60 to 71 days of invoice and Ablecom between 51 to 86 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of September 30, 2013 and June 30, 2013 amounts owed to Ablecom by us were approximately $42.5 million and $50.4 million, respectively.

Auction Rate Securities Valuation
As of September 30, 2013, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at September 30, 2013. These auction rate preferred shares have no stated maturity date.
During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2013, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2013, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three months ended September 30, 2013 and 2012, there were no auction rate securities redeemed or sold.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2013:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,232	$3,580	$12	$—	$6,824
Capital leases, including interest	34	51	32	—	117
Long-term debt, including interest (1)	29,048	5,245	702	—	34,995
License arrangements	486	114	—	—	600
Purchase commitments (2)	219,625	25,630	—	—	245,255
Total	$252,425	$34,620	$746	$—	$287,791

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at September 30, 2013.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $113.0 million of hard disk drive purchase commitments at September 30, 2013, which will be paid through December 2014. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

The table above excludes liabilities for deferred revenue for warranty services of $3.5 million and unrecognized tax benefits and related interest and penalties accrual of $8.5 million as of September 30, 2013. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued authoritative guidance associated with reporting of amounts reclassified out of accumulated other comprehensive income, which requires companies to present significant reclassifications out of accumulated other comprehensive income in their entirety in the statement of operations or in a separate footnote to the financial statements. For amounts that are not required to be reclassified in their entirety to net income, the standard requires companies to cross-reference to related footnoted disclosures. The new disclosure requirements are effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. The adoption of this guidance did not have a material impact on our financial statement disclosures, results of operations or financial position.

In July 2013, the FASB issued authoritative guidance associated with the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires a liability related to unrecognized tax benefit to offset a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if a settlement is required or expected in the event the uncertain tax position is disallowed. We currently plan to adopt the new disclosure requirement on July 1, 2014. We do not believe the adoption of this guidance will have a material impact on our financial statement disclosures, results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2013, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.22% to 1.68% at September 30, 2013 and 1.20% to 1.69% at June 30, 2013, respectively. Based on the outstanding principal indebtedness of $34.7 million under our credit facilities as of September 30, 2013, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of September 30, 2013, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at September 30, 2013. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2013, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2013, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three months ended September 30, 2013 and 2012, there were no auction rate securities redeemed or sold.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2013, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2013 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange loss for both three months ended September 30, 2013 and 2012 was $0.2 million.

Item 4.        Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.    Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2013 have not materially changed. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

We typically provide forward looking financial guidance when we announce our financial results from the prior quarter. We undertake no obligation to update such guidance at any time. Frequently in the past and in particularly during the last two fiscal years, our financial results have failed to meet the guidance we provided. There are a number of reasons why we might fail, including, but not limited to, the factors described in the preceding Risk Factor.

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

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components. For example, we were unable to fulfill certain orders at the end of the quarter ended June 30, 2010 due to component shortages, and our net sales were adversely impacted in fiscal year 2012 and 2013 by disk drive shortages resulting from the flooding in Thailand. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

We may incur additional expenses and suffer lower margins if our expectations regarding long term hard disk drive commitments prove incorrect.

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $113.0 million as of September 30, 2013 and will be paid through December 2014. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. This and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarters ended March 31, 2013 and June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three months ended September 30, 2012, we recorded inventory write-downs charged to cost of sales of $2.9 million for lower of cost or market and excess and obsolete inventory. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.”

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 60.9% and 54.7% of our net sales in the three months ended September 30, 2013 and 2012, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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
Consequently, we are vulnerable to any disruptions in supply with respect to the materials and core components provided by limited-source suppliers, and we are at risk of being harmed by discontinuations of design, manufacturing, assembly or testing services from our contract manufacturers. We have occasionally experienced delivery delays from our suppliers and contract manufacturers because of high industry demand or because of inability to meet our quality or delivery requirements. For example, in the past we experienced delays in the delivery of printed circuit board material as a result of the loss of two of our five printed circuit board vendors which resulted in a reduction of net sales for the quarter in which it occurred. In addition, the 2011 floods in Thailand disrupted the global supply chain for hard disk drives manufactured in Thailand. Furthermore, if our relationships with our suppliers and contract manufactures are negatively impacted by late payments or other issues, we may not receive timely delivery of materials and core components.
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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 17.3% and 20.9% of our cost of sales for the three months ended September 30, 2013 and 2012, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of October 29, 2013, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 41.1% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Not applicable.

Item 6.        Exhibits

(a) Exhibits.

10.1+	Amendment No.3 to Loan Agreement, dated September 30, 2013 between Super Micro Computer, Inc. and Bank of America, N.A.
10.2+	Summary of Credit Facility, dated November 5, 2013 between Super Micro Computer Taiwan, Inc. and CTBC Bank Co., Ltd.
31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________

+	Filed herewith

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

SUPER MICRO COMPUTER, INC.

Date:	November 7, 2013	/S/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 7, 2013	/S/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)