Form 10-Q
period 2013-12-31
Super Micro Computer, Inc.
filed 2014-02-07
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 28, 2014, there were 43,720,499 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013

PART I: FINANCIAL INFORMATION

Item 1.
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$89,883	$93,038
Accounts receivable, net of allowances of $1,662 and $1,966 at December 31, 2013 and June 30, 2013, respectively (including amounts receivable from a related party of $417 and $974 at December 31, 2013 and June 30, 2013, respectively)	161,174	149,340
Inventory	290,927	254,170
Deferred income taxes-current	15,503	15,786
Prepaid income taxes	4,592	4,039
Prepaid expenses and other current assets	5,504	6,819
Total current assets	567,583	523,192
Long-term investments	2,637	2,637
Property, plant and equipment, net	128,072	95,912
Deferred income taxes-noncurrent	7,316	7,275
Other assets	3,123	3,241
Total assets	$708,731	$632,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $48,150 and $50,448 at December 31, 2013 and June 30, 2013, respectively)	$205,758	$172,855
Accrued liabilities	35,929	34,122
Income taxes payable	7,747	6,049
Short-term debt and current portion of long-term debt	37,208	28,638
Total current liabilities	286,642	241,664
Long-term debt-net of current portion	5,133	6,533
Other long-term liabilities	11,169	10,336
Total liabilities	302,944	258,533
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares: 100,000,000
Issued shares: 43,588,516 and 42,744,500 at December 31, 2013 and June 30, 2013, respectively	168,755	157,712
Treasury stock (at cost), 445,028 shares at December 31, 2013 and June 30, 2013	(2,030)	(2,030)
Accumulated other comprehensive loss	(70)	(69)
Retained earnings	238,964	217,930
Total Super Micro Computer, Inc. stockholders' equity	405,619	373,543
Noncontrolling interest	168	181
Total stockholders' equity	405,787	373,724
Total liabilities and stockholders' equity	$708,731	$632,257

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales (including related party sales of $3,859 and $2,898 in the three months ended December 31, 2013 and 2012, respectively, and $7,387 and $5,791 in the six months ended December 31, 2013 and 2012, respectively)	$356,362	$291,487	$665,378	$562,194
Cost of sales (including related party purchases of $54,424 and $38,683 in the three months ended December 31, 2013 and 2012, respectively, and $99,741 and $87,940 in the six months ended December 31, 2013 and 2012, respectively)	301,270	251,365	563,494	487,057
Gross profit	55,092	40,122	101,884	75,137
Operating expenses:
Research and development	20,428	18,824	40,664	37,045
Sales and marketing	8,976	7,945	17,841	16,711
General and administrative	5,484	5,745	11,132	12,091
Total operating expenses	34,888	32,514	69,637	65,847
Income from operations	20,204	7,608	32,247	9,290
Interest and other income, net	46	7	63	22
Interest expense	(184)	(152)	(379)	(307)
Income before income tax provision	20,066	7,463	31,931	9,005
Income tax provision	6,731	2,549	10,897	3,192
Net income	$13,335	$4,914	$21,034	$5,813
Net income per common share:
Basic	$0.31	$0.12	$0.49	$0.14
Diluted	$0.30	$0.11	$0.47	$0.13
Weighted-average shares used in calculation of net income per common share:
Basic	42,915	41,893	42,706	41,780
Diluted	45,039	43,431	45,052	43,819

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$13,335	$4,914	$21,034	$5,813
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(5)	4	(1)	8
Unrealized gains on investments	—	16	—	16
Total other comprehensive income (loss)	(5)	20	(1)	24
Comprehensive income	$13,330	$4,934	$21,033	$5,837

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$21,034	$5,813
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,920	3,974
Stock-based compensation expense	5,377	5,812
Excess tax benefits from stock-based compensation	(1,084)	(785)
Allowance for doubtful accounts	1,076	75
Provision for inventory	1,538	6,313
Deferred income taxes	242	(3,982)
Exchange loss (gain)	(115)	278
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $557 and $418 during the six months ended December 31, 2013 and 2012, respectively)	(12,910)	(16,973)
Inventory	(38,295)	26,689
Prepaid expenses and other assets	1,428	699
Accounts payable (including changes in related party balances of $(2,298) and $(14,267) during the six months ended December 31, 2013 and 2012, respectively)	31,950	(25,094)
Income taxes payable, net	2,677	679
Accrued liabilities	1,760	2,203
Other long-term liabilities	797	(98)
Net cash provided by operating activities	18,395	5,603
INVESTING ACTIVITIES:
Restricted cash	(8)	(12)
Proceeds from investments	—	300
Purchases of property, plant and equipment	(33,956)	(2,790)
Net cash used in investing activities	(33,964)	(2,502)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,785	780
Minimum tax withholding paid on behalf of an officer for restricted stock awards	(651)	(1,022)
Excess tax benefits from stock-based compensation	1,084	785
Proceeds from debt	8,576	20,641
Repayment of debt	(1,400)	(16,673)
Payment of obligations under capital leases	(15)	(18)
Advances (payments) under receivable financing arrangements	41	(584)
Contributions from noncontrolling interests	—	168
Net cash provided by financing activities	12,420	4,077
Effect of exchange rate fluctuations on cash	(6)	394
Net increase (decrease) in cash and cash equivalents	(3,155)	7,572
Cash and cash equivalents at beginning of period	93,038	80,826
Cash and cash equivalents at end of period	$89,883	$88,398
Supplemental disclosure of cash flow information:
Cash paid for interest	$378	$409
Cash paid for taxes, net of refunds	$6,840	$6,448
Non-cash investing and financing activities:
Accrued costs for property, plant and equipment purchases	$2,891	$1,080

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2014.

As of December 31, 2013, the Company contributed $168,000 and owned a 50% interest in Super Micro Business Park, Inc. ("Management Company") in Taiwan. The Management Company was established to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. The Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. Therefore, the accounts of the Management Company have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2013, $7,000 and $13,000, respectively, of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations. In the three and six months ended December 31, 2012, $2,000 and $0, respectively, of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

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

Note 2.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan (the “2006 Plan”) that increased by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The amendment to the 2006 Plan was approved by the Company’s stockholders in February 2011. The authorized number of shares that may be issued under the 2006 Plan automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of December 31, 2013, the Company had 1,115,296 authorized shares available for future issuance under all of its equity incentive plans.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over five years. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there was no incremental fair value of the option exchanged for the award. 898,205 and 718,564 shares were vested as of December 31, 2013 and June 30, 2013, respectively.

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

Expected Volatility—Expected volatility is based on a combination of the the Company's implied and historical volatility.

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

The fair value of stock option grants for the three and six months ended December 31, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Risk-free interest rate	1.53%	0.81%	1.53% - 1.54%	0.65% - 0.81%
Expected life	5.50 years	5.11 years	5.49 - 5.50 years	5.03 - 5.11 years
Dividend yield	—%	—%	—%	—%
Volatility	50.07%	51.57%	50.05% - 50.07%	51.29% - 51.57%
Weighted-average fair value	$6.63	$4.17	$6.24	$4.91

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cost of sales	$245	$224	$480	$464
Research and development	1,709	1,632	3,270	3,262
Sales and marketing	305	389	619	793
General and administrative	529	664	1,008	1,293
Stock-based compensation expense before taxes	2,788	2,909	5,377	5,812
Income tax impact	(381)	(181)	(669)	(409)
Stock-based compensation expense, net	$2,407	$2,728	$4,708	$5,403

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $1,532,000 and $1,494,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the six months ended December 31, 2013 and 2012, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $1,084,000 and $785,000 in the six months ended December 31, 2013 and 2012, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option Activity

The following table summarizes stock option activity during the six months ended December 31, 2013 under all stock option plans:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2013	12,206,178	$10.83	6.23	$22,631
Granted	945,620	13.40
Exercised	(714,375)	6.70
Forfeited or cancelled	(155,947)	13.94
Outstanding at December 31, 2013	12,281,476	11.23	6.12	74,943
Options vested and expected to vest at December 31, 2013	12,009,051	11.19	6.05	73,834
Options vested and exercisable at December 31, 2013	8,880,986	$10.28	5.14	$62,395

The total pretax intrinsic value of options exercised was $3,234,000 and $5,215,000 for the three and six months ended December 31, 2013, respectively, and $2,190,000 and $3,068,000 for the three and six months ended December 31, 2012, respectively. As of December 31, 2013, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $18,757,000, which will be recognized over a weighted-average vesting period of approximately 2.39 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Award Activity

The following table summarizes the Company’s restricted stock award activity for the six months ended December 31, 2013:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at July 1, 2013	179,641	$10.66
Granted	3,500	14.23
Vested	(179,641)	10.66
Forfeited	—	—
Nonvested stock at December 31, 2013	3,500	$14.23

The total pretax intrinsic value of restricted stock awards vested was $0 and $2,337,000 for the three and six months ended December 31, 2013, respectively, and $0 and $2,190,000 for the three and six months ended December 31, 2012, respectively. In the six months ended December 31, 2013 and 2012, upon vesting, 179,641 shares of restricted stock awards were partially net share-settled such that the Company withheld 50,000 and 83,857 shares, respectively, with value equivalent to an officer's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on the vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities were $651,000 and $1,022,000 in the six months ended December 31, 2013 and 2012, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. The total intrinsic value of the outstanding restricted stock awards was $60,000 as of December 31, 2013.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Net Income Per Common Share

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Basic net income per common share calculation
Net income	$13,335	$4,914	$21,034	$5,813
Less: Undistributed earnings allocated to participating securities	(1)	(21)	(28)	(33)
Net income attributable to common shares—basic	$13,334	$4,893	$21,006	$5,780
Weighted-average number of common shares used to compute basic net income per common share	42,915	41,893	42,706	41,780
Basic net income per common share	$0.31	$0.12	$0.49	$0.14
Diluted net income per common share calculation
Net income	$13,335	$4,914	$21,034	$5,813
Less: Undistributed earnings allocated to participating securities	(1)	(21)	(26)	(31)
Net income attributable to common shares—diluted	$13,334	$4,893	$21,008	$5,782
Weighted-average number of common shares used to compute basic net income per common share	42,915	41,893	42,706	41,780
Dilutive effect of options to purchase common stock	2,124	1,538	2,346	2,039
Weighted-average number of common shares used to compute diluted net income per common share	45,039	43,431	45,052	43,819
Diluted net income per common share	$0.30	$0.11	$0.47	$0.13

For the three and six months ended December 31, 2013 and 2012, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 6,288,000 and 5,461,000 for the three and six months ended December 31, 2013, respectively, and 7,293,000 and 5,842,000 for the three and six months ended December 31, 2012, respectively.

Note 4.         Balance Sheet Components (in thousands)

The following tables provide details of the selected balance sheet items (in thousands):

Inventory:

	December 31,	June 30,
	2013	2013
Finished goods	$215,857	$185,459
Work in process	22,856	10,440
Purchased parts and raw materials	52,214	58,271
Total inventory	$290,927	$254,170

The Company recorded a provision for lower of costs or market and excess and obsolete inventory totaling $1,534,000 and $1,538,000 in the three and six months ended December 31, 2013, respectively, and $3,403,000 and $6,313,000 in the three and six months ended December 31, 2012, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	December 31,	June 30,
	2013	2013
Land	$63,952	$41,774
Buildings	51,959	43,979
Building and leasehold improvements	7,547	7,483
Machinery and equipment	31,315	26,941
Furniture and fixtures	4,852	4,731
Purchased software	5,507	5,380
	165,132	130,288
Accumulated depreciation and amortization	(37,060)	(34,376)
Property, plant and equipment, net	$128,072	$95,912

On October 31, 2013, the Company completed the purchase of real property for $30,158,000. The property consists of approximately 324,000 square feet of building space on 36 acres of land. The purchase values allocated to the land and building were $22,178,000 and $7,980,000, respectively.

Other Assets:

	December 31,	June 30,
	2013	2013
Prepaid royalty license	$1,371	$1,496
Restricted cash	855	847
Investment in a privately held company	750	750
Others	147	148
Total other assets	$3,123	$3,241

Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required in connection with a warehouse lease in Fremont, California, certificates of deposits pledged as security for value added tax examination required by tax authority of Taiwan and bank guarantees in connection with office leases in the Netherlands.

Accrued Liabilities:

	December 31,	June 30,
	2013	2013
Accrued payroll and related expenses	$12,834	$12,084
Customer prepayments	4,614	4,134
Accrued warranty costs	6,822	6,472
Accrued cooperative marketing expenses	3,952	4,016
Others	7,707	7,416
Total accrued liabilities	$35,929	$34,122

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Balance, beginning of period	$6,600	$5,964	$6,472	$5,522
Provision for warranty	3,507	3,384	6,941	6,492
Costs charged to accrual	(3,313)	(3,153)	(6,664)	(6,057)
Change in estimated liability for pre-existing warranties	28	32	73	270
Balance, end of period	$6,822	$6,227	$6,822	$6,227

Note 5.        Long-term Investments

As of December 31, 2013 and June 30, 2013, the Company held $2,637,000 of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA or AA2 at December 31, 2013 and June 30, 2013. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2013 and June 30, 2013, $2,637,000 of these auction rate securities have been classified as long-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of December 31, 2013 and June 30, 2013. The material factors used in preparing the discounted cash flow model are i) the discount rate utilized to present value the cash flows, ii) the time period until redemption and iii) the estimated rate of return. As of December 31, 2013, the discount rate, the time period until redemption and the estimated rate of return were 1.51%, 3 years and 0.26%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there were no changes in fair value of its auction rate securities during the three and six months ended December 31, 2013. There was a recovery in fair value of $27,000 during the three and six months ended December 31, 2012. There was a cumulative total decline in fair value of $113,000 as of December 31, 2013 and June 30, 2013. That amount has been recorded as a component of other comprehensive income. As of December 31, 2013 and June 30, 2013, the Company has recorded an accumulated unrealized loss of $68,000, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. During the three and six months ended December 31, 2013, there were no auction rate securities redeemed or sold. During the three and six months ended December 31, 2012, $300,000 of the auction rate securities were redeemed at par.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of December 31, 2013 and June 30, 2013. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5 of Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s cash equivalents and long-term investments as of December 31, 2013 and June 30, 2013 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

December 31, 2013	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,637	2,637
Total	$310	$—	$2,637	$2,947

June 30, 2013	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,637	2,637
Total	$310	$—	$2,637	$2,947

The above table excludes $89,337,000 and $92,495,000 of cash and $1,150,000 and $1,139,000 of certificates of deposit held by the Company as of December 31, 2013 and June 30, 2013, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and six months ended December 31, 2013 and 2012.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Balance as of beginning of period	$2,637	$2,923	$2,637	$2,923
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	27	—	27
Sales and settlements at par	—	(300)	—	(300)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$2,637	$2,650	$2,637	$2,650

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of the Company’s long-term investments as of December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(113)	$2,637

	June 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(113)	$2,637

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2013 and June 30, 2013, short-term and long-term debt of $42,341,000 and $35,171,000, respectively, are reported at amortized cost. This outstanding debt is classified at Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Note 7.        Short-term and Long-term Obligations

Short-term and long-term obligations as of December 31, 2013 and June 30, 2013 consisted of the following (in thousands):

	December 31,	June 30,
	2013	2013
Lines of credit:
Bank of America	$10,899	$10,899
CTBC Bank	3,520	—
Total line of credit	14,419	10,899
Building term loans:
Bank of America	7,933	9,333
CTBC Bank	19,989	14,939
Total building term loans	27,922	24,272
Total debt	42,341	35,171
Current portion	(37,208)	(28,638)
Long-term portion	$5,133	$6,533

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.17% at December 31, 2013. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of December 31, 2013 and June 30, 2013, the total outstanding borrowings under the Bank of America term loan was $7,933,000 and $9,333,000, respectively. The total outstanding borrowings under the Bank of America line of credit was $10,899,000 as of December 31, 2013 and June 30, 2013, respectively. The interest rates for these loans ranged from 1.20% to 1.67% per annum at December 31, 2013 and 1.23% to 1.69% per annum at June 30, 2013, respectively. As of December 31, 2013, the unused revolving line of credit with Bank of America was $29,101,000.

CTBC Bank

In October 2011, the Company obtained an unsecured revolving line of credit from CTBC Bank Co., Ltd ("CTBC Bank", formerly, China Trust Bank) totaling NT$300,000,000 Taiwanese dollars, or $9,898,000 U.S. dollar equivalents. In July 2012, the Company increased the credit facility to NT$450,000,000 Taiwanese dollars or $14,912,000 U.S. dollar equivalents. The term loan was secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender’s established interest rate plus 0.30% which was adjusted monthly.

In November 2013, the Company entered into an amendment to the existing credit agreement with CTBC Bank to increase the credit facility amount and extend the maturity date to November 30, 2014. The amendment provides for (i) a 13-month NT$700,000,000 Taiwanese dollars or $23,787,000 U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established New Taiwan Dollar ("NTD") interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 13-month unsecured term loan up to NT$100,000,000 Taiwanese dollars or $3,398,000 U.S. dollar equivalents and a 13-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to NT$500,000,000 Taiwanese dollars or $16,991,000 U.S. dollar equivalents with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum or lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement is capped at NT$1,000,000,000 Taiwanese dollars or $33,981,000 U.S. dollar equivalents.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $19,989,000 and $14,939,000 at December 31, 2013 and June 30, 2013, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $3,520,000 and $0 at December 31, 2013 and June 30, 2013, respectively. The interest rates for these loans ranged from 1.11% to 1.74% per annum at December 31, 2013 and was at 1.20% per annum at June 30, 2013. At December 31, 2013, NT$294,340,000 Taiwanese dollars or $9,806,000 U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of December 31, 2013 and June 30, 2013, total assets of $663,476,000 and $586,742,000, respectively collateralized the line of credit with Bank of America and were all of the assets of the Company except for the three buildings located in San Jose, California and the land and building located in Bade, Taiwan. As of December 31, 2013 and June 30,

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2013, total assets collateralizing the term loan with Bank of America were $17,699,000 and $17,813,000, respectively. As of December 31, 2013, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

As of December 31, 2013 and June 30, 2013, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27,556,000 and $27,702,000, respectively. There are no financial covenants associated with the term loan with CTBC Bank at December 31, 2013.

Note 8.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 1.1% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at December 31, 2013.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $54,424,000 and $99,741,000 and sold products to Ablecom totaling $3,859,000 and $7,387,000 for the three and six months ended December 31, 2013, respectively. The Company purchased products from Ablecom totaling $38,683,000 and $87,940,000 and sold products to Ablecom totaling $2,898,000 and $5,791,000 for the three and six months ended December 31, 2012, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2013 and June 30, 2013, were $417,000 and $974,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2013 and June 30, 2013, were $48,150,000 and $50,448,000, respectively. For the three and six months ended December 31, 2013, the Company paid Ablecom the majority of invoiced dollars between 55 and 93 days of invoice. For the three and six months ended December 31, 2013, the Company paid $1,460,000 and $3,736,000, respectively, for tooling assets and miscellaneous costs to Ablecom. For the three and six months ended December 31, 2012, the Company paid $1,483,000 and $2,867,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $63,352,000 and $53,684,000 at December 31, 2013 and June 30, 2013, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2013, $7,000 and $13,000, respectively, of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations. In the three and six months ended December 31, 2012, $2,000 and $0, respectively, of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $6,731,000 and $10,897,000 for the three and six months ended December 31, 2013, respectively, and $2,549,000 and $3,192,000 for the three and six months ended December 31, 2012. The effective tax rate was 33.5% and 34.1% for the three and six months ended December 31, 2013, respectively, and 34.2% and 35.4% for the three and six months ended December 31, 2012, respectively. The effective tax rates for the three and six months ended December 31, 2013 are estimated to be lower than the federal statutory rate primarily due to the Company's release of unrecognized tax benefit as a result of audit settlements in the U.S. and foreign jurisdictions and the benefit from U.S. federal and state research and development tax credits in part offset by an increase in stock option expenses.

As of December 31, 2013, the Company had a liability for gross unrecognized tax benefits of $9,194,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three and six months ended December 31, 2013, there were no material changes in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2013, the Company had accrued $851,000 of interest and penalties relating to unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The statutes of limitation in federal jurisdiction remain open in general for tax years 2010 through 2013. The state jurisdictions remain open in general for tax years 2008 through 2013. The Company's tax returns for its most significant foreign jurisdictions remain open for examination in general for tax years 2006 through 2013. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

Purchase Commitments — The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2016. As of December 31, 2013, these remaining non-cancellable commitments were $257,728,000.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $89,819,000, which will be paid through December 2014. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2013 and 2012, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales:
United States	$179,571	$156,533	$354,785	$291,359
Europe	84,977	66,874	156,162	130,323
Asia	82,211	60,413	137,183	125,097
Other	9,603	7,667	17,248	15,415
	$356,362	$291,487	$665,378	$562,194

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets and other assets (in thousands):

	December 31,	June 30,
	2013	2013
Long-lived assets:
United States	$91,497	$61,976
Asia	36,193	33,500
Europe	382	436
	$128,072	$95,912

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$174,072	48.8%	$126,117	43.3%	$317,355	47.7%	$232,966	41.4%
Subsystems and accessories	182,290	51.2%	165,370	56.7%	348,023	52.3%	329,228	58.6%
Total	$356,362	100.0%	$291,487	100.0%	$665,378	100.0%	$562,194	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2013 and 2012. No customer accounted for 10% or more of accounts receivable as of December 31, 2013. One customer accounted for 14.4% of the Company's accounts receivable as of June 30, 2013.

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

Overview

We are a global leader in high-performance, high-efficiency server technology and green computing innovation. We develop and provide advanced server Building Block Solutions to Data Center, Cloud Computing, Enterprise, Hadoop/Big Data, High Performance Computing, or HPC, and Embedded markets. Our solutions range from complete server, storage, blade, workstation and full rack solutions to networking devices and server management software, which can be used by distributors, original equipment manufacturers, or OEMs, and end customers. Net sales of optimized servers were $174.1 million and $317.4 million for the three and six months ended December 31, 2013, respectively, and $126.1 million and $233.0 million for the three and six months ended December 31, 2012, respectively, reflecting our traditionally seasonally strong fiscal second quarter. Net sales of subsystems and accessories were $182.3 million and $348.0 million for the three and six months ended December 31, 2013, respectively, and $165.4 million and $329.2 million for the three and six months ended December 31, 2012, respectively. The increase in our net sales in the three and six months ended December 31, 2013 compared with the three and six months ended December 31, 2012 was primarily due to increased sales in server systems including our innovative products such as the Twin family of servers, especially the FatTwin, storage, GPU/Xeon Phi servers and Rack solutions. Our continued focus on offering complete server systems has shown strong progress. More partners, from both channel and direct, are moving toward purchasing complete systems from us because of our higher product quality, better time to market, optimized product performance and power efficiency and available global logistics support. In addition, our new products including servers based on Intel's Ivy Bridge processor, which was launched in September 2013, continue to ramp in the three months ended December 31, 2013. On a geographical basis, we had strong growth around the world with Asia leading the way on a percentage basis.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $356.4 million and $665.4 million for the three and six months ended December 31, 2013, respectively, and $291.5 million and $562.2 million for the three and six months ended December 31, 2012, respectively. Our net income was $13.3 million and $21.0 million for the three and six months ended December 31, 2013, respectively, and $4.9 million and $5.8 million for the three and six months ended December 31, 2012, respectively. Our increase in net income in the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012 was primarily attributable to an increase in our gross profit resulting primarily from higher sales of server systems which have higher margins than our subsystems and accessories partially offset by higher research and development expenses.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. We derived 53.4% and 56.9% of our net sales from products sold to distributors and derived 46.6% and 43.1% from sales to OEMs and to end customers for the three and six months ended December 31, 2013, respectively, and 55.0% and 54.8% of our net sales from products sold to distributors, and 45.0% and 45.2% from sales to OEMs and to end customers for the three and six months ended December 31, 2012, respectively. None of our customers accounted for 10% or more of our net sales in the three and six months ended December 31, 2013 and 2012. We derived 50.4% and 53.3% of our net sales from customers in the United States for the three and six months ended December 31, 2013, respectively, and 53.7% and 51.8% for the three and six months ended December 31, 2012, respectively. We derived 49.6% and 46.7% of our net sales from customers outside the United States for the three and six months ended December 31, 2013, respectively, and 46.3% and 48.2% for the three and six months ended December 31, 2012, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 5.8% and 6.1% of our net sales for the three and six months ended December 31, 2013, respectively, and 6.5% for the three and six months ended December 31, 2012.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2014, we have continued to invest in expanding our operations both in San Jose, California and our subsidiaries in Taiwan and the Netherlands in order to support our growth. We have increased manufacturing and service operations in Taiwan and the Netherlands to support our Asian and European customers and we have increased our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2013, our purchases from Ablecom represented 18.1% and 17.7%, respectively, compared to 15.4% and 18.1% of our cost of sales for the three and six months ended December 31, 2012, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our product costs. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the second quarter of fiscal year 2014:

•
Net cash provided by operating activities was $0.1 million and $18.4 million during the three and six months ended December 31, 2013, respectively, and $32.2 million and $5.6 million during the three and six months ended December 31, 2012, respectively. Our cash and cash equivalents, together with our investments, were $92.6 million at the end of the second quarter of fiscal year 2014, compared with $95.7 million at the end of fiscal year 2013. The decrease in our cash, cash equivalents and investments at the end of the second quarter of fiscal year 2014 was primarily due to $34.0 million of purchases of property and equipments partially offset by $18.4 million of cash generated from our operating activities, $7.2 million of proceeds from debt, net of repayment and $4.8 million of proceeds from exercise of stock options by our employees.

•	Days sales outstanding in accounts receivables (“DSO”) at the end of the second quarter of fiscal year 2014 and at the end of the fourth quarter of fiscal year 2013 was both 38 days.

•
Our inventory balance was $290.9 million at the end of the second quarter of fiscal year 2014, compared with $254.2 million at the end of fiscal year 2013. Days sales of inventory (“DSI”) at the end of the second quarter of fiscal year 2014 was 83 days, compared with 84 days at the end of the fourth quarter of fiscal year 2013. The increase in our inventory was to support the lunar new year holiday shutdown in Asia at the end of January 2014. The decrease in our DSI at the end of the second quarter of fiscal year 2014 was due to a higher of cost of goods sold in the second quarter of fiscal year 2014.

•
Our purchase commitments with contract manufacturers and suppliers were $257.7 million at the end of the second quarter of fiscal year 2014 and $249.0 million at the end of fiscal year 2013. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $89.8 million, which have terms expiring through December 2014. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

•
On October 31, 2013, we completed the purchase of real property in San Jose, California for $30.2 million. The property consists of approximately 324,000 square feet of building space on 36 acres of land.

•
In November 2013, we amended our existing credit agreement with CTBC Bank and drew an additional $8.6 million to fund our working capital in Taiwan as we grow our sales and increase manufacturing activities in Asia.

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

Interest and other expense, net. Interest and other expense, net represents interest expense on our term loans and line of credit, offset by interest earned on our investment and cash balances.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States, Taiwan, the Netherlands, and to a lesser extent, China. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, the domestic production activities deduction and lower taxes in foreign jurisdictions which were partially offset by the impact of state taxes and stock option expenses.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At December 31, 2013 and June 30, 2013, we had deferred revenue of $1.8 million and $1.0 million and related deferred product costs of $1.6 million and $0.7 million, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision for bad debt was $0.2 million and $1.1 million in the three and six months ended December 31, 2013, respectively, and $(0.1) million and $0.1 million in the three and six months ended December 31, 2012, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

We have an immaterial amount of service revenue relating to on-site service and non-warranty repairs. Revenue for on-site service is recognized over the contracted service period, and revenue for non-warranty repair service is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $6.8 million as of December 31, 2013, compared with $6.5 million as of June 30, 2013. The provision for warranty reserve was $3.5 million and $6.9 million in the three and six months ended December 31, 2013, respectively, and $3.4 million and $6.5 million in the three and six months ended December 31, 2012, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $28,000 and $73,000 in the three and six months ended December 31, 2013, respectively, and $32,000 and $0.3 million in the three and six months ended December 31, 2012, respectively. As a result of our increase in cost of servicing warranty claims from our increase in net sales in the three and six months ended December 31, 2013, the provision for warranty reserve increased $0.1 million and $0.4 million compared to the three and six months ended December 31, 2012, respectively. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months. This evaluation takes into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $1.5 million in both three and six months ended December 31, 2013 and $3.4 million and $6.3 million in the three and six months ended December 31, 2012, respectively.

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

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors including employee stock options and restricted stock awards based on estimated fair values. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Compensation expense for options and restricted stock awards granted to employees was $2.8 million and $5.4 million for the three and six months ended December 31, 2013, respectively, and $2.9 million and $5.8 million for the three and six months ended December 31, 2012, respectively.

As of December 31, 2013, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was

$18.8 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.39 years. See Note 2 of Notes to our Condensed Consolidated Financial Statements for additional information.

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

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and exercise behavior for the stock options granted prior to June 30, 2011. For stock options and restricted stock awards granted after June 30, 2011, expected term is based on a combination of our peer group and our historical experience. The expected volatility is based on a combination of our implied and historical volatility. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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

In May 2012, we and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of December 31, 2013, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2013, $7,000 and $13,000, respectively, of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations. In the three and six months ended December 31, 2012, $2,000 and $0, respectively, of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.5	86.2	84.7	86.6
Gross profit	15.5	13.8	15.3	13.4
Operating expenses:
Research and development	5.8	6.5	6.1	6.5
Sales and marketing	2.5	2.7	2.7	3.0
General and administrative	1.5	2.0	1.7	2.2
Total operating expenses	9.8	11.2	10.5	11.7
Income from operations	5.7	2.6	4.8	1.7
Interest and other income, net	—	—	—	—
Interest expense	(0.1)	—	—	(0.1)
Income before income tax provision	5.6	2.6	4.8	1.6
Income tax provision	1.9	0.9	1.6	0.6
Net income	3.7%	1.7%	3.2%	1.0%

Comparison of Three Months Ended December 31, 2013 and 2012

Net sales. Net sales increased by $64.9 million, or 22.3%, to $356.4 million from $291.5 million, for the three months ended December 31, 2013 and 2012, respectively. This increase was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of subsystems and accessories and server systems.

For the three months ended December 31, 2013, the number of server system units sold increased 5.0% to 63,000 compared to 60,000 for the three months ended December 31, 2012. The average selling price of server system units increased 28.6% to $2,700 in the three months ended December 31, 2013 compared to $2,100 in the three months ended December 31, 2012. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our innovative servers such as the Twin family of servers, especially the FatTwin, storage, GPU/Xeon Phi servers and Rack solutions which offered higher density computing and more CPU, memory and hard disk drive capacity. Sales of server systems increased by $48.0 million or 38.0% from the three months ended December 31, 2012 to the three months ended December 31, 2013, primarily due to the increased sales of the products described above. In addition, our new server products based on Intel's Ivy Bridge processor which was launched in September 2013 has also contributed to our growth in server systems sales in the three months ended December 31, 2013. Sales of server systems represented 48.8% of our net sales for the three months ended December 31, 2013 compared to 43.3% of our net sales for the three months ended December 31, 2012.

For the three months ended December 31, 2013, the number of subsystems and accessories units sold increased 8.0% to 1,173,000 compared to 1,086,000 for the three months ended December 31, 2012. Sales of subsystems and accessories increased by $16.9 million or 10.2% from the three months ended December 31, 2012 to the three months ended December 31, 2013, primarily related to higher sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators who purchased additional accessories from us prior to completing the final assembly themselves. Sales of subsystems and accessories represented 51.2% of our net sales for the three months ended December 31, 2013 as compared to 56.7% of our net sales for the three months ended December 31, 2012.

For the three months ended December 31, 2013 and 2012, we derived 53.4% and 55.0%, respectively, of our net sales from products sold to distributors and we derived 46.6% and 45.0%, respectively, from sales to OEMs and to end customers. For the three months ended December 31, 2013, customers in the United States, Europe and Asia accounted for 50.4%, 23.9% and 23.0% of our net sales, respectively, as compared to 53.7%, 23.0% and 20.7%, respectively, for the three months ended December 31, 2012.

Cost of sales. Cost of sales increased by $49.9 million, or 19.9%, to $301.3 million from $251.4 million, for the three months ended December 31, 2013 and 2012, respectively. Cost of sales as a percentage of net sales was 84.5% and 86.2% for the three months ended December 31, 2013 and 2012, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales partially offset by a decrease of $1.9 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to an increase in purchasing power, a lower provision for inventory reserve, an increase in the mix of server system sales and higher utilization of our manufacturing facilities in Taiwan. In general, we have higher margins in server systems than in subsystems and accessories. In the three months ended December 31, 2013, we recorded a $1.5 million expense related to the inventory provision as compared to $3.4 million, or 1.2% of net sales, in the three months ended December 31, 2012. The decrease in the inventory provision was primarily due to lower inventory reserves for special items as we have improved our processes and reduced our excess and slow moving inventory. In the three months ended December 31, 2013, we recorded a $3.5 million expense, or 1.0% of net sales, related to the provision for warranty reserve as compared to $3.4 million, or 1.2% of net sales, in the three months ended December 31, 2012. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in the three months ended December 31, 2013. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $1.6 million, or 8.5%, to $20.4 million from $18.8 million, for the three months ended December 31, 2013 and 2012, respectively. Research and development expenses were 5.8% and 6.5% of net sales for the three months ended December 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $1.6 million in compensation and benefits resulting from an annual salary increase and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan. The decrease as a percentage of net sales was primarily due to the significant increase in net sales during the period.

Research and development expenses include stock-based compensation expense of $1.7 million and $1.6 million for the three months ended December 31, 2013 and 2012, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.0 million, or 13.0%, to $9.0 million from $7.9 million, for the three months ended December 31, 2013 and 2012, respectively. Sales and marketing expenses were 2.5% and 2.7% of net sales for the three months ended December 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $0.5 million in compensation and benefits resulting from growth in sales and marketing personnel.

Sales and marketing expenses include stock-based compensation expense of $0.3 million and $0.4 million for the three months ended December 31, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.3 million, or 4.5%, to $5.5 million from $5.7 million, for the three months ended December 31, 2013 and 2012, respectively. General and administrative expenses were 1.5% and 2.0% of net sales for the three months ended December 31, 2013 and 2012, respectively. The decrease in absolute dollars was primarily due to a decrease of $0.6 million resulting from payroll tax audit assessment.

General and administrative expenses include stock-based compensation expense of $0.5 million and $0.7 million for three months ended December 31, 2013 and 2012, respectively.

Interest and other expense, net. Interest and other expense, net was $0.1 million for both three months ended December 31, 2013 and 2012, which included $0.2 million of interest expense for both three months ended December 31, 2013 and 2012.

Provision for income taxes. Provision for income taxes increased by $4.2 million, or 164.1%, to $6.7 million from $2.5 million, for the three months ended December 31, 2013 and 2012, respectively. The higher provision for income taxes was primarily attributable to our higher operating income for the three months ended December 31, 2013. The effective tax rate was 33.5% and 34.2% for the three months ended December 31, 2013 and 2012, respectively. The lower effective tax rate for the three months ended December 31, 2013 was primarily attributable to higher income taxed at foreign jurisdictions with lower tax rates.

Comparison of Six Months Ended December 31, 2013 and 2012

Net sales. Net sales increased by $103.2 million, or 18.4%, to $665.4 million from $562.2 million, for the six months ended December 31, 2013 and 2012, respectively. This increase was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of subsystems and accessories as we sold more higher density server systems on a processing compute basis.

For the six months ended December 31, 2013, the number of server system units sold increased 2.6% to 118,000 compared to 115,000 for the six months ended December 31, 2012. The average selling price of server system units increased 35.0% to $2,700 in the six months ended December 31, 2013 compared to $2,000 in the six months ended December 31, 2012. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our innovative servers such as the Twin family of servers, especially the FatTwin, storage and GPU/Xeon Phi servers and Rack solutions which offered higher density computing and more memory and hard disk drive capacity. Sales of server systems increased by $84.4 million or 36.2% from the six months ended December 31, 2012 to the six months ended December 31, 2013, primarily due to the increased sales of the products described above. In addition, our new server products based on Intel's Ivy Bridge processor which was launched in September 2013 has also contributed to our growth in server system sales in the six months ended December 31, 2013. Sales of server systems represented 47.7% of our net sales for the six months ended December 31, 2013, compared to 41.4% of our net sales for the six months ended December 31, 2012.

For the six months ended December 31, 2013, the number of subsystems and accessories units sold increased 5.0% to 2,229,000 compared to 2,122,000 for the six months ended December 31, 2012. Sales of subsystems and accessories increased by $18.8 million or 5.7% from the six months ended December 31, 2012 to the six months ended December 31, 2013, primarily related to higher sales of hard disk drives and memory to our distributors and system integrators who purchased additional accessories from us prior to completing the final assembly themselves. Sales of subsystems and accessories represented 52.3% of our net sales for the six months ended December 31, 2013 as compared to 58.6% of our net sales for the six months ended December 31, 2012.

For the six months ended December 31, 2013 and 2012, we derived 56.9% and 54.8% of our net sales from products sold to distributors, respectively, and we derived 43.1% and 45.2%, respectively, from sales to OEMs and to end customers. For the six months ended December 31, 2013, customers in the United States, Europe and Asia accounted for 53.3%, 23.5% and 20.6% of our net sales, respectively, as compared to 51.8%, 23.2% and 22.3%, respectively, for the six months ended December 31, 2012.

Cost of sales. Cost of sales increased by $76.4 million, or 15.7%, to $563.5 million from $487.1 million, for the six months ended December 31, 2013 and 2012, respectively. Cost of sales as a percentage of net sales was 84.7% and 86.6% for the six months ended December 31, 2013 and 2012, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales partially offset by a decrease of $4.8 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to a lower provision for inventory reserve, an increase in purchasing power, an increase in the mix of server system sales and higher utilization of our manufacturing facilities in Taiwan. In general, we have higher margins in server systems than in subsystems and accessories. In the six months ended December 31, 2013, we recorded a $1.5 million expense related to the inventory provision as compared to $6.3 million, or 1.1% of net sales, in the six months ended December 31, 2012. The decrease in the inventory provision was primarily due to lower inventory reserves for special items and higher sales of previously reserved inventory as we have improved our processes and reduced our excess and slow moving inventory. In the six months ended December 31, 2013, we recorded a $6.9 million expense, or 1.0% of net sales, related to the provision for warranty reserve as compared to $6.5 million, or 1.2% of net sales, in the six months ended December 31, 2012. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in the six months ended December 31, 2013. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $3.6 million, or 9.8%, to $40.7 million from $37.0 million, for the six months ended December 31, 2013 and 2012, respectively. Research and development expenses were 6.1% and 6.5% of net sales for the six months ended December 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $2.8 million in compensation and benefits resulting from growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan and an increase of $1.3 million in development expenses for prototype materials and testing associated with new product introductions, particularly related to the introduction of new products including servers based on Intel's Ivy Bridge processor, TwinPro and MicroBlade series of servers.

Research and development expenses include stock-based compensation expense of $3.3 million for both six months ended December 31, 2013 and 2012.

Sales and marketing expenses. Sales and marketing expenses increased by $1.1 million, or 6.8%, to $17.8 million from $16.7 million, for the six months ended December 31, 2013 and 2012, respectively. Sales and marketing expenses were 2.7% and 3.0% of net sales for the six months ended December 31, 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $1.0 million in compensation and benefits resulting from growth in sales and marketing personnel.

Sales and marketing expenses include stock-based compensation expense of $0.6 million and $0.8 million for the six months ended December 31, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses decreased by $1.0 million, or 7.9%, to $11.1 million from $12.1 million, for the six months ended December 31, 2013 and 2012, respectively. General and administrative expenses were 1.7% and 2.2% of net sales for the six months ended December 31, 2013 and 2012, respectively. The decrease in absolute dollars was primarily due to an increase of $0.7 million in miscellaneous income relating to the settlement of our outstanding accounts payable with one vendor and a decrease of $0.6 million resulting from payroll tax audit assessment and a decrease of $0.3 million in compensation and benefits offset in part by an increase of $1.0 million in bad debt expenses.

General and administrative expenses include stock-based compensation expense of $1.0 million and $1.3 million for the six months ended December 31, 2013 and 2012, respectively.

Interest and other expense, net. Interest and other expense, net was $0.3 million of expense for both six months ended December 31, 2013 and 2012, which included $0.4 million and $0.3 million of interest expense for the six months ended December 31, 2013 and 2012, respectively.

Provision for income taxes. Provision for income taxes increased by $7.7 million, to $10.9 million from $3.2 million, for the six months ended December 31, 2013 and 2012, respectively. The higher provision for income taxes was primarily attributable to our higher operating income for the six months ended December 31, 2013. The effective tax rate was 34.1% and 35.4% for the six months ended December 31, 2013 and 2012, respectively. The lower effective tax rate for the six months ended December 31, 2013 was primarily attributable to the benefit from U.S. federal R&D tax credits and higher income taxed at foreign jurisdictions with lower tax rate.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $89.9 million and $93.1 million as of December 31, 2013 and June 30, 2013, respectively. Our cash in foreign locations was $17.7 million and $16.6 million at December 31, 2013 and June 30, 2013, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by operating activities was $18.4 million and $5.6 million for the six months ended December 31, 2013 and 2012, respectively.

Net cash provided by our operating activities for the six months ended December 31, 2013 was primarily due to our net income of $21.0 million, an increase in accounts payable of $32.0 million, stock-based compensation expense of $5.4 million, depreciation expense of $2.9 million, an increase in income tax payable of $2.7 million and an increase in accrued liability of $1.8 million which were partially offset by an increase in inventory of $38.3 million and an increase in accounts receivable of $12.9 million.

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

The increase for the six months ended December 31, 2013 in accounts receivable was primarily due to an increase in our sales in the second quarter. The increase for the six months ended December 31, 2013 in accounts payable was due to higher purchases and timing of payments to our vendors. The increase for the six months ended December 31, 2013 in inventory was due to support the lunar new year holiday shutdown in Asia at the end of January 2014. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $34.0 million and $2.5 million for the six months ended December 31, 2013 and 2012, respectively. In the six months ended December 31, 2013, $34.0 million was related to the purchase of property, plant and equipment including $30.2 million related to the real property purchased in San Jose, California in October 2013. In the six months ended December 31, 2012, $2.8 million was related to the purchase of property, plant and equipment offset in part by the redemption at par of investments in auction rate securities of $0.3 million.

Financing activities. Net cash provided by our financing activities was $12.4 million and $4.1 million for the six months ended December 31, 2013 and 2012, respectively. In the six months ended December 31, 2013, we received $4.8 million related to proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding mainly on behalf of one executive officer for his restricted stock awards of $0.7 million for the six months ended December 31, 2013. Further, we borrowed additional $5.1 million under the secured term loan from CTBC Bank, borrowed $3.5 million of our revolving line of credit from CTBC Bank and repaid $1.4 million in loans in the six months ended December 31, 2013. In the six months ended December 31, 2013, excess tax benefits from stock-based compensation were $1.1 million.

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
In October 2011, we entered into an amendment to the existing credit agreement with Bank of America, which provided for (i) a $40.0 million revolving line of credit facility through June 15, 2013 and (ii) a five-year $14.0 million term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The credit agreement was subsequently amended to extend the maturity date of the revolving line of credit to August 15, 2014.

The line of credit facility provided for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.17% at December 31, 2013. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

As of December 31, 2013 and June 30, 2013, the total outstanding borrowings under the Bank of America term loan was $7.9 million and $9.3 million, respectively. The total outstanding borrowings under the Bank of America line of credit was $10.9 million as of December 31, 2013 and June 30, 2013. The interest rates for these loans ranged from 1.20% to 1.67% per annum at December 31, 2013 and ranged from 1.23% to 1.69% per annum at June 30, 2013, respectively. As of December 31, 2013, the unused revolving line of credit under Bank of America was $29.1 million.

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

In November 2013, we entered into an amendment to the existing credit agreement with CTBC Bank to increase the credit facility amount and extend the maturity date to November 30, 2014. The amendment provides for (i) a 13-month NT$700.0 million Taiwanese dollars or $23.8 million U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 13-month unsecured term loan up to NT$100.0 million Taiwanese dollars or $3.4 million U.S. dollar equivalents, and a 13-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to NT$500.0 million Taiwanese dollars or $17.0 million U.S. dollar equivalents with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum or lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement is capped at NT$1.0 billion Taiwanese dollars or $34.0 million U.S. dollar equivalents.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $20.0 million and $14.9 million at December 31, 2013 and June 30, 2013, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $3.5 million and $0 at December 31, 2013 and June 30, 2013, respectively. The interest rates for these loans ranged from 1.11% to 1.74% per annum at December 31, 2013 and was at 1.20% per annum at June 30, 2013. At December 31, 2013, NT$294.3 million Taiwanese dollars or $9.8 million U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of December 31, 2013 and June 30, 2013, our total assets of $663.5 million and $586.7 million, respectively, collateralized the line of credit with Bank of America and were all of the assets of the Company except for the three buildings located in San Jose, California and the land and building located in Bade, Taiwan. As of December 31, 2013 and June 30, 2013, total assets collateralizing the term loan with Bank of America were $17.7 million and $17.8 million, respectively. As of December 31, 2013, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

As of December 31, 2013 and June 30, 2013, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27.6 million and $27.7 million, respectively. There are no financial covenants associated with the term loan with CTBC Bank at December 31, 2013.

Contract Manufacturers
For the three and six months ended December 31, 2013, we paid our contract manufacturers within 60 to 74 days of invoice and Ablecom between 55 to 93 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of December 31, 2013 and June 30, 2013 amounts owed to Ablecom by us were approximately $48.2 million and $50.4 million, respectively.

Auction Rate Securities Valuation
As of December 31, 2013, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at December 31, 2013. These auction rate preferred shares have no stated maturity date.
During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2013, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2013, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and six months ended December 31, 2013, there were no auction rate securities redeemed or sold. During the three and six months ended December 31, 2012, $0.3 million of the auction rate securities were redeemed at par.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,517	$2,435	$—	$—	$5,952
Capital leases, including interest	43	75	51	—	169
Long-term debt, including interest (1)	37,327	5,221	—	—	42,548
License arrangements	600	—	—	—	600
Purchase commitments (2)	257,599	129	—	—	257,728
Total	$299,086	$7,860	$51	$—	$306,997

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at December 31, 2013.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $89.8 million of hard disk drive purchase commitments at December 31, 2013, which will be paid through December 2014. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

The table above excludes liabilities for deferred revenue for warranty and on-site services of $3.5 million and unrecognized tax benefits and related interest and penalties accrual of $9.2 million as of December 31, 2013. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Adoption of New Accounting Pronouncements

In February 2013, FASB issued authoritative guidance associated with reporting of amounts reclassified out of accumulated other comprehensive income, which requires companies to present significant reclassifications out of accumulated other comprehensive income in their entirety in the statement of operations or in a separate footnote to the financial statements. For amounts that are not required to be reclassified in their entirety to net income, the standard requires companies to cross-reference to related footnoted disclosures. The new disclosure requirements are effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. The adoption of this guidance did not have a material impact on our financial statement disclosure, results of operations or financial position.

In July 2013, the FASB issued authoritative guidance associated with the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires a liability related to unrecognized tax benefit to offset a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if a settlement is required or expected in the event the uncertain tax position is disallowed. We currently plan to adopt the new disclosure requirement on July 1, 2014. We do not believe the adoption of this guidance will have a material impact on our financial statement disclosure, results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2013, our investments were in money market funds, certificates of deposits and auction rate securities (see Liquidity Risk below).

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.11% to 1.74% at December 31, 2013 and 1.20% to 1.69% at June 30, 2013, respectively. Based on the outstanding principal indebtedness of $42.3 million under our credit facilities as of December 31, 2013, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of December 31, 2013, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at December 31, 2013. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2013, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2013, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and six months ended December 31, 2013, there were no auction rate securities redeemed or sold. During the three and six months ended December 31, 2012, $0.3 million of auction rate securities were redeemed at par.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2013, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2013 with respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for three and six months ended December 31, 2013 was $0.2 million and $12,000, and approximately $0.1 million and $(46,000) for the three and six months ended December 31, 2012, respectively.

Item 4.        Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components. For example, we were unable to fulfill certain orders at the end of the quarter ended June 30, 2010 due to component shortages, and our net sales were adversely impacted in fiscal year 2013 and 2012 by disk drive shortages resulting from the flooding in Thailand. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

We may incur additional expenses and suffer lower margins if our expectations regarding long term hard disk drive commitments prove incorrect.

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $89.8 million as of December 31, 2013 and will be paid through December 2014. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. This and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarters ended March 31, 2013 and June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during both three and six months ended December 31, 2013, we recorded inventory write-downs charged to cost of sales of $1.5 million for lower of cost or market and excess and obsolete inventory and $3.4 million and $6.3 million during the three and six months ended December 31, 2012, respectively. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.”

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

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may seek to copy our innovations and use cost advantages from greater size to compete aggressively with us on price. Certain customers are also current or prospective competitors and as a result, assistance that we provide to them as customers may ultimately result in increased competitive pressure against us. Furthermore, because of these advantages, even if our application optimized server solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. In addition, in recent periods there has been substantial speculation regarding the future plans of Hewlett-Packard, Dell and IBM. A substantial change by either with respect to their strategy in the server market could have a significant impact on the market and impact our results of operations. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 53.4% and 56.9% of our net sales in the three and six months ended December 31, 2013, respectively, and 55.0% and 54.8% in the three and six months ended December 31, 2012, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 18.1% and 17.7% of our cost of sales for the three and six months ended December 31, 2013, respectively, and 15.4% and 18.1% for the three and six months ended December 31, 2012, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of January 28, 2014, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 40.2% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

SUPER MICRO COMPUTER, INC.

Date:	February 7, 2014	/S/ CHARLES LIANG
Charles Liang
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	February 7, 2014	/S/ HOWARD HIDESHIMA
Howard Hideshima
Chief Financial Officer
(Principal Financial and Accounting Officer)