Form 10-K
period 2014-06-30
Super Micro Computer, Inc.
filed 2014-09-15
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2013, as reported by the NASDAQ Global Select Market, was $576,341,886. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 31, 2014 there were 45,675,186 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.
DOCUMENTS INCORPORATED BY REFERENCE
None

WEST\249206192.2

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2014

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described below, under “Item 1A Risk Factors”, and in other parts of this Form 10-K as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-

WEST\249206192.2

K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We cannot guarantee future results, levels of activity, performance or achievements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.        Business

Overview

We are a global leader in high-performance, high-efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the Data Center, Cloud Computing, Enterprise IT, Big Data, High Performance Computing, or HPC, and Embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. We offer our customers a high degree of flexibility and customization by providing what we believe to be the industry’s broadest array of server configurations from which they can chose the optimal solution which fits their computing needs. Our server systems, subsystems and accessories are architecturally designed to provide high levels of reliability, quality and scalability, thereby enabling our customers benefits in the areas of compute performance, density, thermal management and power efficiency to lower their overall total cost of ownership.

We perform the majority of our research and development efforts in-house, which increases the communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard components and materials to develop proprietary products, such as serverboards, chassis, power supplies, networking and storage devices. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver application-optimized solutions based upon customers’ requirements. As of June 30, 2014, we offered over 5,650 SKUs, including SKUs for server and storage systems, serverboards, chassis, power supplies and other system accessories.

We conduct our operations principally from our headquarters in California and subsidiaries in Taiwan, the Netherlands, China and Japan. We sell our server systems and server subsystems and accessories through distributors, including value added resellers and system integrators, and to a lesser extent to OEMs as well as through our direct sales force. During fiscal year 2014, our products were purchased by over 800 customers in 93 countries. None of our customers represent 10% or more of our net sales. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2014, 2013 and 2012, our net sales were $1,467.2 million, $1,162.6 million and $1,013.9 million, respectively, and our net income was $54.2 million, $21.3 million and $29.9 million, respectively.

The Super Micro Solution

We develop and manufacture high performance server solutions based upon an innovative, modular and open architecture. Our primary competitive advantages arise from how we use our integrated internal research and development organization coupled with our deep understanding of complex computing requirements to develop the intellectual property used in our server solutions. These have enabled us to develop a set of design principles and performance specifications that meet industry standard Server System Infrastructure, or SSI, requirements and also incorporate the advanced functionality and capabilities required by our customers. We believe that our approach provides us with greater flexibility to quickly and efficiently develop new server solutions that are optimized for our customers' specific application requirements. Our modular architectural approach has allowed us to offer our customers what we believe to be the industry’s largest array of server systems and subsystems and accessories with performance optimized for their unique applications.

Flexible and Customizable Server Solutions

We provide flexible and customizable server solutions to address the specific application needs of our customers. Our design principles allow us to aggregate industry standard components and materials to develop proprietary subsystems and accessories, such as serverboards, chassis and power supplies to deliver a broad range of products with improved features. We believe this building block approach allows us to provide a broad range of optimized solution SKUs.

WEST\249206192.2

Rapid Time-to-Market

We are able to reduce the design and development time required to incorporate the latest technologies into the next generation application optimized server solutions. Our in-house design competencies and control of the design of many of the components used within our server systems enable us to rapidly develop, build and test server systems, subsystems and accessories with unique configurations. As a result, when new technologies are brought to market, we are generally able to quickly design, integrate and assemble solutions with little need to re-engineer other portions of our solution. Our efficient design capabilities allow us to offer our customers server solutions incorporating the latest technology with a better price-to-performance ratio. We work closely with the leading microprocessor vendors to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology.

Improved Power Efficiency and Thermal Management

We leverage advanced technology and system design expertise to reduce the power consumption of our server, blade, workstation and storage systems. We believe that we are an industry leader in power saving technology. Our server solutions include many design innovations to optimize power consumption and manage heat dissipation. We have designed flexible power management systems which customize or eliminate components in an effort to reduce overall power consumption. We have developed proprietary power supplies that can be integrated across a wide range of server system form factors which can significantly enhance power efficiency. We have also developed technologies that are specifically designed to reduce the effects of heat dissipation from our servers. Our thermal management technology allows our products to achieve a better price-to-performance ratio while minimizing energy costs and reducing the risk of server malfunction caused by overheating. We have also developed power management software that controls power consumption of server clusters by policy-based administration.

High Density Servers

Our servers are designed to enable customers to maximize computing power while minimizing the physical space utilized. We offer server systems with up to four times the density of conventional solutions, which allows our customers to efficiently deploy our server systems in scale-out configurations. Through our industry leading technology, we can offer significantly more memory, hard disk drive storage and expansion slots than traditional server systems with a comparable server form factor. For example, our FatTwin solutions contain eight or four full feature DP hot-pluggable compute nodes in a 4U server. The 8-node configuration provides high density and computing power for those compute-demanding applications, while the 4-node configuration offers up to 8 hot-pluggable 3.5" HDDs per U for those applications that require high storage capacity within a compact setting. This high density design is well suited for our customers that require highly space efficient solutions.

Strategy

Our objective is to be the leading provider of application optimized, high performance server, storage and networking solutions worldwide. Achieving this objective requires continuous development and innovation of our solutions with better price performance and architectural advantages compared with both our prior generation of solutions and the solutions of our competitors as well as solutions which expand the breath of our coverage of data center needs. We believe that many of these product innovations are gaining momentum based on the strong year-over-year revenue growth across these next-generation products. We believe that our strategy and our ability to innovate and execute may enable us to maintain our relative competitive position in many of our product areas and improve our competitive position in others while providing us with several long-term growth opportunities. Key elements of our strategy include:

Maintain Our Time-to-Market Advantage

We believe one of our major competitive advantages is our ability to rapidly incorporate the latest computing innovations into our products. We intend to maintain our time-to-market advantage by continuing our investment in our research and development efforts to rapidly develop new proprietary server, storage and networking solutions based on industry standard components. We plan to continue to work closely with technology partners such as Intel, AMD and NVIDIA, among others, to develop products that are compatible with the latest generation of industry standard technologies. We believe these efforts will allow us to continue to offer products that lead in price for performance as each generation of computing innovations becomes available.

WEST\249206192.2                        4

Expand Our Product Offerings

We plan to increase the number of products in server, storage and networking solutions that we offer to our customers. We plan to continue to improve the energy efficiency of our products by enhancing our ability to deliver improved power and thermal management capabilities, as well as servers and subsystems and accessories that can operate in increasingly dense environments. We have introduced and also plan to continue developing additional management software capabilities that are integrated with our server products and will further enable our customers to simplify and automate the deployment, configuration and monitoring of our servers.

Further Develop Existing Markets and Expand Into New Markets

We intend to strengthen our relationships with existing customers and add new customers and partners. We will continue to target specific industry segments that require application optimized server solutions including enterprises, data centers, financial services, oil and gas exploration, biotechnology, entertainment and embedded applications. We began manufacturing and service operations in the Netherlands and Taiwan in support of European and Asian customers in 2012 and we plan to continue to increase our overseas manufacturing capacity and logistics capabilities and to expand our reach geographically.

Strengthen Our Relationships with Suppliers and Manufacturers

Our efficient supply chain and combined internal and outsourced manufacturing allow us to build systems to order that are customized, while minimizing costs. We plan to continue leveraging our relationships with suppliers and contract manufacturers in order to maintain and improve our cost structure as we benefit from economies of scale. We intend to continue to source non-core products from external suppliers. We also believe that as our solutions continue to gain greater market acceptance, we will generate growing and recurring business for our suppliers and contract manufacturers. We believe this increased volume will enable us to receive better pricing. We believe that a highly disciplined approach to cost control is critical to success in our industry. For example, we continue to maintain our warehousing capacity in Asia through our relationship with Ablecom Technology, Inc., or Ablecom, one of our major contract manufacturers and a related party, so that we continue to deliver products to our customers in Asia and elsewhere more quickly and in higher volumes.

Products

We offer a broad range of application optimized server solutions, including rackmount and blade server systems and subsystems and accessories which customers can use to build complete server systems.

Server Systems

We sell server systems in rackmount, standalone tower, blade, Twin and multi-node form factors. As of June 30, 2014, we offered over 1,000 different server systems. As summary of some of our server systems are listed below:

Our Twin architecture series of server systems including 1U Twin, 2U Twin, 2U Twin², 2U Twin3, TwinPro, TwinBlade and FatTwin are optimized for density, performance and efficiency for customers' storage, HPC and cloud computing requirements.

Our GPU/Xeon Phi optimized server systems in 1U, 2U, 4U and blade platforms achieve higher parallel processing capability with Intel's Many Integrated Core, or MIC, architecture based on Xeon Phi and are designed to provide high performance in calculation intensive applications.

Our MicroCloud server systems are high-density, multi-node UP servers with up to 24 hot-pluggable nodes and 16 hot-swappable HDDs in a compact 3U form factor. MicroCloud integrates advanced technologies within a compact functional design to deliver high performance in environments with space and power limitations. These combined features provide a cost-effective solution for IT professionals implementing new hosting architectures for SMB and Public/Private Cloud Computing applications

Our SuperBlades are designed to share a common computing infrastructure, thereby saving additional space and power. We believe that our SuperBlade server system provides industry leading density, memory expandability, reliability,

WEST\249206192.2                        5

price-to-performance per square foot and energy saving server solutions for dedicated hosting, web front end, cloud computing services, content delivery and social networking.

Our SuperStorage solutions in 2U, 3U and 4U platforms provide high density storage solutions while leveraging high-efficiency power to maximize performance-per watt savings to reduce total cost of ownership, or TCO for enterprise Data Centers, Big Data and other high performance applications. For example, our innovative double-sided storage provides high density with the ability of hot-plug HDD mounted on the front and back sides. Our Super Storage Bridge Bay is optimized for mission-critical, enterprise-level storage applications which can incorporate SATA, SAS, and FC storage solutions for flexibility and provides hot-swappable canisters for all active components in the server for ease of servicing.

Our internally developed switch products 10G/40G Ethernet and InfiniBand switches for rack-mount servers. These switch products not only help us to up-sell our server products, but also generate additional revenues.

Our SuperRack server solutions offer a wide range of flexible accessory options including front, rear and side expansion units to provide modular solutions for system configuration. Data Center, HPC Computing and server farm customers can use us as a one-stop shop for all of their IT hardware needs. Our SuperRack offers easy installation and rear access with no obstructions for hot-swap devices, user-friendly cabling and cable identification, and effortless integration of our high-density server, storage and blade systems.

Our remote system management solutions, such as our Server Management suite, or SSM, including Supermicro Power Management software, or SPM, Supermicro Command Manager, or SCM, Supermicro Update Manager, or SUM, and SuperDoctor 5, or SD5, have been designed for server farm or datacenters' system administration and management. These remote management software utilities provide the ability to manage large-scale servers and storage in an organization’s IT infrastructure. SPM is designed specifically for HPC/Data Center cluster deployment and management. The Command Line Interface, or CLI, which utilizes the Linux operating system, provides a convenient working environment for our system integrators or the cluster administrators to deploy, configure, control, and manage the HPC cluster.

Server Subsystems and Accessories

We believe we offer the largest array of modular server subsystems and accessories or building blocks in the industry that are sold off-the-shelf or built-to-order. These components are the foundation of our server solutions and span product offerings from the entry-level single and dual processor server segment to the high-end multi-processor market. The majority of the subsystems and accessories we sell individually are optimized to work together and are ultimately integrated into complete server systems.

Serverboards

We design our serverboards with the latest chipset, networking technologies and infrastructure software. Each serverboard is designed and optimized to adhere to specific physical, electrical and design requirements in order to work with certain combinations of chassis and power supplies and achieve maximum functionality. For our rackmount server systems, we not only adhere to SSI specifications, but our customized specifications provide an advanced set of features that increase the functionality and flexibility of our products. As of June 30, 2014, we offered more than 500 SKUs for serverboards.

 Chassis and Power Supplies

Our chassis are designed to efficiently house our servers while maintaining interoperability, adhering to industry standards and increasing output efficiency through power supply design. We believe that our latest generation of power supplies achieves the maximum power efficiency available in the industry. Our power design technology reduces power consumption by increasing power efficiency up to 96%, which we believe is among the most efficient available in the industry. Our server chassis come with hot-plug, heavy-duty fans, fan speed control and an advanced air shroud design to maximize airflow redundancy. We have developed Battery Backup Power, or BBP, modules which provide the same dimension, output pin assignment and work with some existing AC hot swap redundant module models seamlessly. BBP can further increase datacenter power efficiency 5% to 15% by replacing existing datacenter UPS systems with BBP modules. As of June 30, 2014, we offered more than 650 SKUs for chassis and power supplies.

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disk drives

WEST\249206192.2                        6

that generally are third party developed and manufactured products that we resell without modification. As of June 30, 2014, we offered more than 3,500 SKUs for other system accessories.

Research and Development

Our products incorporate over 21 years of research and development experience. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We continue to invest in reducing our design and manufacturing costs and improving the performance, cost effectiveness and thermal and space efficiency of our solutions.

Over the years, our research and development team has focused on the development of new and enhanced products that can support emerging protocols while continuing to accommodate legacy technologies. Much of our research and development activity is focused on the new product cycles of leading chipset vendors. We work closely with Intel, AMD and NVIDIA among others, to develop products that are compatible with the latest generation of industry standard technologies under development. Our collaborative approach with the chipset vendors allows us to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their development teams to optimize chip performance and reduce system level issues. Similarly, we work very closely with our customers to identify their needs and develop our new product plans accordingly.

We believe that the combination of our focus on internal research and development activities, our close working relationships with customers and vendors and our modular design approach allow us to minimize time-to-market. Our latest introductions include our TwinPro design, supporting the industry's first SAS3.0 storage, NVMe accelerated PCI-e SSD performance and Titanium level efficiency power supply which provides an optimized solution for Data Centers, and MicroBlade design, a powerful and flexible extreme-density 6U all-in-one total system, that features 28 hot-swappable MicroBlade Modules supporting 112 ultra-low power Atom or 28 DP Xeon processors with up to 4HDDs/SSDs and 4 SATA DOMs per Module. This innovative new generation architecture includes microserver, networking, storage, and unified remote management for cloud computing, dedicated hosting, web front end, content delivery and social networking applications.

As of June 30, 2014, we had 778 employees and 5 engineering consultants dedicated to research and development. Our total research and development expenses were $84.3 million, $75.2 million, and $64.2 million for fiscal years 2014, 2013 and 2012, respectively.

Customers

For fiscal year 2014, our products were purchased by over 800 customers, most of which are distributors, in 93 countries. None of our customers accounted for 10% or more of our net sales in fiscal years 2014, 2013 and 2012.

Sales, Marketing and Customer Service

Our sales and marketing program is primarily focused on indirect sales channels. As of June 30, 2014, our sales and marketing organization consisted of 216 employees and 27 independent sales representatives in 18 locations worldwide.

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

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors and OEMs. Our international sales efforts are supported both by our international offices in the Netherlands, Taiwan, China and Japan as

WEST\249206192.2                        7

well as by our U.S. sales organization. Sales to customers located outside of the U.S. represented 44.8%, 45.8% and 41.8% of net sales in fiscal years 2014, 2013 and 2012, respectively.

Marketing

Our marketing programs are designed to inform existing and potential customers, the trade press, distributors and OEMs about the capabilities and benefits of using our products and solutions. Our marketing efforts support the sale and distribution of our products through our distribution channels. We rely on a variety of marketing vehicles, including advertising, public relations, participation in industry trade shows and conferences to help gain market acceptance. We also provide funds for cooperative marketing to our distributors. We also work closely with in cooperative marketing programs and benefit from market development funds that they make available.

Customer Service

We provide customer support for our blade and rackmount server systems through our website and 24-hour continuous direct phone based support. For strategic direct and OEM customers, we also have higher levels of customer service available, including, in some cases, on-site service and support.

Intellectual Property

We seek to protect our intellectual property rights with a combination of patents, trademark, copyright, trade secret laws and disclosure restrictions. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our design and product development activities. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to our designs, documentation and other proprietary information.

Manufacturing and Quality Control

We use several third party suppliers and contract manufacturers for materials and sub-assemblies, such as serverboards, chassis, disk drives, power supplies, fans and computer processors. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of our other components. Ablecom coordinates the manufacturing of chassis for us. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the U.S., Europe and Asia.

Assembly, test and quality control of our servers are performed at our wholly-owned manufacturing facility in San Jose, California which Quality / Environmental Management System or, Q/EMS, has been certified according to ISO 9001 and ISO 14001 standards since 2001 and 2010, respectively. In fiscal year 2010, we began server integration operations in our Netherlands and Taiwan facilities to be closer to our key international customers and to reduce costs of shipping our products to our customers. The Q/EMS of these facilities have also been certified according to ISO 9001:2008 and ISO 14001:2004 standards. Consequently, our suppliers and contract manufacturers have been informed to support the same standards in order to maintain consistent product and service quality and continuous improvement of quality and environmental performances.

We seek to maintain sufficient inventory such that most of our orders can be filled within 14 days. We monitor our inventory on a continuous basis in order to be able to meet customer orders and to avoid inventory obsolescence. Due to our modular designs, our inventory can generally be used with multiple different products, further reducing the risk of inventory write-downs.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. In particular, in recent years the market has been subject to substantial change. We compete primarily with large vendors of X86 general purpose servers and components. In addition, we also compete with a number of smaller vendors who specialize in the sale of server components and systems. We believe our principal competitors include:

WEST\249206192.2                        8

•	Global technology vendors such as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Cisco and Intel;

•	Original Design Manufacturers, or ODMs, such as Quanta Computer, Inc.

The principal competitive factors in our market include the following:

•	first to market with new emerging technologies;

•	flexible and customizable products to fit customers’ objectives;

•	high product performance and reliability;

•	early identification of emerging opportunities;

•	cost-effectiveness;

•	interoperability of products;

•	scalability; and

•	localized and responsive customer support on a worldwide basis.

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

Employees

As of June 30, 2014, we employed 1,837 full time employees and 32 consultants, consisting of 778 employees in research and development, 216 employees in sales and marketing, 145 employees in general and administrative and 698 employees in manufacturing. Of these employees, 1,257 employees are based in our San Jose facility. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Corporate Information

We were incorporated in California in September 1993. We reincorporated in Delaware in March 2007. Our common stock is listed on The NASDAQ Global Select Market under the symbol "SMCI." Our principal executive offices are located at 980 Rock Avenue, San Jose, CA 95131 and our telephone number is (408) 503-8000. Our website address is www.supermicro.com.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge, on or through our website at www.supermicro.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission or the SEC. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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
As our business continues to grow, we believe that our quarterly operating results will be subject to greater fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results in the future include:

•	fluctuations based upon seasonality, with the quarters ending March 31 and September 30 typically being weaker;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	fluctuations in availability and costs associated with key components and other materials needed to satisfy customer requirements;

•	variability of our margins based on the mix of server systems, subsystems and accessories we sell and the percentage of our sales to internet datacenter cloud customers or geographical regions;

WEST\249206192.2                        9

•	the timing of the introduction of new products by leading microprocessor vendors and other suppliers;

•	our ability to introduce new and innovative server solutions that appeal to our customers;

•	our ability to address technology issues as they arise, improve our products’ functionality and expand our product offerings;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors;

•	mix of whether customer purchases are of full systems or subsystems and accessories and whether made directly or through indirect sales channels;

•	the effect of mergers and acquisitions among our competitors, suppliers or partners;

•	general economic conditions in our geographic markets; and

•	impact of regulatory changes on our cost of doing business.

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

We typically provide forward looking financial guidance when we announce our financial results from the prior quarter. We undertake no obligation to update such guidance at any time. Frequently in the past, our financial results have failed to meet the guidance we provided. There are a number of reasons why we might fail, including, but not limited to, the factors described in the preceding Risk Factor.

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

WEST\249206192.2                        10

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $45.2 million as of June 30, 2014 and will be paid through December 2014. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. This and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarters ended March 31, 2013 and June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during fiscal years 2014, 2013 and 2012, we recorded inventory write-downs charged to cost of sales of $2.3 million, $9.7 million and $8.6 million, for lower of cost or market and excess and obsolete inventory. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Inventory Valuation.”

As we increasingly target larger customers and larger sales opportunities, our customer base may become more concentrated, our cost of sales may increase, our margins may be lower and our sales may be less predictable.

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to datacenters, leading internet companies and for other cloud computing applications. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

Additionally, as we and our partners focus increasingly on selling to larger customers and attracting larger orders, we expect greater costs of sales. Our sales cycle may become longer and more expensive, as larger customers typically spend more time negotiating contracts than smaller customers. Larger customers often seek to gain greater pricing concessions, as well as

WEST\249206192.2                        11

greater levels of support in the implementation and use of our server solutions. These factors can result in lower margins for our products.

Increased sales to larger companies may also cause fluctuations in results of operations. A larger customer may seek to fulfill all or substantially all of its requirements in a single order, and not make another purchase for a significant period of time. Accordingly, a significant increase in revenue during the period in which we recognize the revenue from the sale may be followed by a period of time during which the customer purchases none or few of our products. A significant decline in net sales in periods following a significant order could adversely affect our revenues and net income. Likewise, large orders are generally subject to intense pricing pressure which can have an adverse impact on our margins and results of operations. As a result, our quarter-to-quarter results of operations may be subject to greater fluctuation and our stock price may be adversely affected.

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

We are currently in the process of implementing a new enterprise resource planning, or ERP, System. We have incurred and expect to continue to incur additional expenses for our implementation. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any disruptions, delays or deficiencies in the design and implementation of a revised or new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop new products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

WEST\249206192.2                        12

offer server solutions at a lower price, which has resulted in pricing pressures on sales of our server solutions. We expect further downward pricing pressure from our competitors and expect that we will have to price some of our server solutions aggressively to increase our market share with respect to those products or geographies, particularly for internet datacenter customers and other large sale opportunities. If we are unable to maintain the margins on our server solutions, our operating results could be negatively impacted. In addition, if we do not develop new innovative server solutions, or enhance the reliability, performance, efficiency and other features of our existing server solutions, our customers may turn to our competitors for alternatives. In addition, pricing pressures and increased competition generally may also result in reduced sales, less efficient utilization of our manufacturing operations, lower margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may seek to copy our innovations and use cost advantages from greater size to compete aggressively with us on price. Certain customers are also current or prospective competitors and as a result, assistance that we provide to them as customers may ultimately result in increased competitive pressure against us. Furthermore, because of these advantages, even if our application optimized server solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. In addition, in recent periods each of Hewlett-Packard, Dell and IBM have experienced or initiated substantial changes. Also initiatives like the Open Compute Project, or OCP, a project to establish more industry standard datacenter configurations, could have the impact of supporting an approach which is less favorable to the flexibility and customization that we offer. These changes could have a significant impact on the market and impact our results of operations. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

Any failure to adequately expand or retain our sales force will impede our growth.

We expect that our direct sales force will continue to grow as larger customers increasingly require a direct sales approach. Competition for direct sales personnel with the advanced sales skills and technical knowledge we need is intense. Our ability to grow our revenue in the future will depend, in large part, on our success in recruiting, training, retaining and successfully managing sufficient qualified direct sales personnel. We have traditionally experienced much greater turnover in our sales and marketing personnel as compared to other departments and other companies. New hires require significant training and may take six months or longer before they reach full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire, develop and retain sufficient numbers of productive sales personnel, sales of our server solutions will suffer.

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

WEST\249206192.2                        13

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 54.1%, 56.3% and 54.4% of our net sales in fiscal years 2014, 2013 and 2012, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We expect our direct sales force to continue to grow as our business grows. As our direct sales force becomes larger, our direct sales efforts may lead to conflicts with our distributors and OEMs, who may view our direct sales efforts as undermining their efforts to sell our products. If a distributor or OEM deems our direct sales efforts to be inappropriate, the distributor or OEM may not effectively market our products, may emphasize alternative products from competitors, or may seek to terminate our business relationship. Disruptions in our distribution channels could cause our revenues to decrease or fail to grow as expected. Our failure to implement an effective direct sales strategy that maintains and expands our relationships with our distributors and OEMs could lead to a decline in sales and adversely affect our results of operations.

WEST\249206192.2                        14

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 16.3%, 17.9% and 19.9% of our cost of sales for fiscal years 2014, 2013 and 2012, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

WEST\249206192.2                        15

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

We market and sell our systems and components both domestically and outside the United States. We intend to expand our international sales efforts, especially into Asia and are expanding our business operations in Europe and Asia, particularly in Taiwan, the Netherlands, China and Japan. In particular, we have and continue to make substantial investments for the purchase of land and the development of new facilities in Taiwan to accommodate our expected growth. Our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•	heightened price sensitivity from customers in emerging markets;

•	our ability to establish local manufacturing, support and service functions, and to form channel relationships with resellers in non-U.S. markets;

•	localization of our systems and components, including translation into foreign languages and the associated expenses;

WEST\249206192.2                        16

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	foreign currency fluctuations;

•	limited visibility into sales of our products by our distributors;

•	laws favoring local competitors;

•	weaker legal protections of intellectual property rights and mechanisms for enforcing those rights;

•	market disruptions created by public health crises in regions outside the U.S., such as Avian flu, SARS and other diseases;

•	difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•	changing regional economic and political conditions.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Our primary competitors have substantially greater numbers of issued patents than we have which may position us less favorably in the event of any claims or litigation with them. Other third-parties have in the past sent us correspondence regarding their intellectual property or filed

WEST\249206192.2                        17

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

WEST\249206192.2                        18

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

The trading prices of technology company securities historically have been highly volatile and the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this filing, that may affect the trading price of our common stock include:

•	actual or anticipated variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	changes in recommendations by any securities analysts that elect to follow our common stock;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	the loss of a key customer;

•	the loss of key personnel;

•	technological advancements rendering our products less valuable;

•	lawsuits filed against us;

•	changes in operating performance and stock market valuations of other companies that sell similar products;

WEST\249206192.2                        19

•	price and volume fluctuations in the overall stock market;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

As of August 31, 2014, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 39.0% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

WEST\249206192.2                        20

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 552,000 square feet of office and manufacturing space subject to existing mortgage loan and line of credit with $24.2 million remaining outstanding as of June 30, 2014. We lease approximately 247,000 square feet of warehouse in Fremont, California under a lease that expires in 2015, lease approximately 54,000 square feet of warehouse in San Jose, California under a lease that expires in October 2014 and lease approximately 25,000 square feet of office space in San Jose, California under a lease that expires in 2016. Our European headquarters for manufacturing and service operations is located in Denbosch, the Netherlands where we lease approximately 58,000 square feet of office space under four leases, which expire in 2016. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 211,000 square feet of office and manufacturing space on 7.0 acres of land. These manufacturing facilities are subject to existing term loan with $22.1 million remaining outstanding as of June 30, 2014. Our research and development center and service operations in Asia are located in an approximately 52,000 square feet facility in Taipei, Taiwan under four leases that expire at various dates through 2016. We lease approximately 4,000 square feet of office space in Dongguan, Shanghai and Beijing, China under three leases that expire at various dates through 2016 for sales and service operations. In addition, we lease approximately 2,000 square feet of office space in Japan under one lease, which expire in 2016. We believe that our existing properties, including both owned and leased, are in good condition and are suitable for the conduct of our business. We also productively utilizes the majority of the space in our facilities.

On October 31, 2013, we purchased real property located in San Jose, California, which consists of approximately 324,000 square feet of building space on 36 acres of land. In connection with the purchase, we also engaged several contractors for the development and construction of improvements on the property that will serve as our Green Computing Park. We plan to develop five manufacturing buildings on the land and remodel one existing warehouse in which two of the buildings and the warehouse will be constructed and remodeled through fiscal year 2016. We plan to finance this development through our operating cash flows and additional borrowings from banks.

Item 3.        Legal Proceedings

From time to time, we have been involved in various legal proceedings arising from the normal course of business activities. We defend ourselves vigorously against any such claims. In management's opinion, the resolution of any pending matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Item 4.        Mine Safety Disclosures
Not applicable.

WEST\249206192.2                        21

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “SMCI”. The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market.

	High	Low
Fiscal Year 2013:
First Quarter	$16.36	$11.73
Second Quarter	$12.12	$7.90
Third Quarter	$12.72	$9.98
Fourth Quarter	$11.29	$9.41
	High	Low
Fiscal Year 2014:
First Quarter	$13.76	$10.81
Second Quarter	$17.18	$13.47
Third Quarter	$22.97	$16.44
Fourth Quarter	$26.03	$16.52

Holders

As of August 31, 2014, there were 30 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Super Micro Computer, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares our cumulative five-year total stockholder return on our common stock with the cumulative return of the NASDAQ Computer Index and the NASDAQ Composite Index, which both include our common stock, for the comparable period.

The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, on June 30, 2009 and its relative performance tracked through June 30, 2014. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

WEST\249206192.2                        22

	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014
Super Micro Computer, Inc.	100.00	176.24	210.05	207.05	138.90	329.90
NASDAQ Composite Index	100.00	114.94	151.14	159.94	185.46	240.22
NASDAQ Computer Index	100.00	119.61	156.85	177.67	181.64	252.61

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

WEST\249206192.2                        23

	Fiscal Years Ended June 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,467,202	$1,162,561	$1,013,874	$942,582	$721,438
Cost of sales	1,241,657	1,002,508	848,457	791,478	606,446
Gross profit	225,545	160,053	165,417	151,104	114,992
Operating expenses:
Research and development	84,257	75,208	64,223	48,108	37,382
Sales and marketing	38,012	33,785	33,308	26,859	20,458
General and administrative	23,017	23,902	21,872	17,444	15,318
Provision for litigation loss	—	—	—	—	1,089
Total operating expenses	145,286	132,895	119,403	92,411	74,247
Income from operations	80,259	27,158	46,014	58,693	40,745
Interest and other income, net	92	48	54	66	103
Interest expense	(757)	(610)	(717)	(686)	(383)
Income before income tax provision	79,594	26,596	45,351	58,073	40,465
Income tax provision	25,437	5,317	15,498	17,860	13,550
Net income	$54,157	$21,279	$29,853	$40,213	$26,915
Net income per share:
Basic	$1.24	$0.50	$0.72	$1.04	$0.73
Diluted	$1.16	$0.48	$0.67	$0.93	$0.65
Shares used in per share calculation:
Basic	43,599	41,992	40,890	38,132	35,883
Diluted	46,512	43,907	44,152	42,396	40,735

Stock-based compensation:
Cost of sales	$941	$953	$783	$812	$573
Research and development	6,783	6,527	5,542	4,077	3,106
Sales and marketing	1,260	1,541	1,469	1,077	880
General and administrative	2,078	2,340	2,458	2,090	1,898
Total stock-based compensation	$11,062	$11,361	$10,252	$8,056	$6,457
__________________________

	As of June 30,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$96,872	$93,038	$80,826	$69,943	$72,644
Working capital	343,195	281,528	261,404	228,975	158,982
Total assets	796,325	632,257	589,103	464,620	370,762
Long-term obligations, net of current portion(1)	16,208	16,869	30,244	36,716	8,186
Total stockholders’ equity	469,231	373,724	338,351	287,257	224,701
__________________________

(1)
$3.7 million, $6.5 million, $9.3 million and $27.6 million of our long-term obligations, net of current portion consisted of building loans at June 30, 2014, 2013, 2012 and 2011, respectively. $18.6 million of our short-term debt related to building loans at June 30, 2010 was refinanced to long-term debt at June 30, 2011.

WEST\249206192.2                        24

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

Overview

We are a global leader in high-performance, high-efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the Data Center, Cloud Computing, Enterprise IT, Big Data, HPC and Embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. For fiscal years 2014, 2013 and 2012, net sales of optimized servers were $740.8 million, $501.9 million and $447.0 million, respectively, and net sales of subsystems and accessories were $726.4 million, $660.7 million and $566.9 million, respectively. The increase in fiscal year 2014 compared with fiscal year 2013 was primarily due to increased sales of our products optimized for the storage, HPC, Cloud Computing, Data Center and OEM verticals. In addition, the percentage of our net sales represented by sales of complete server systems increased to 50.5% in fiscal year 2014 from 43.2% in fiscal year 2013. We also benefited from the technology transition from Intel's Sandybridge to Ivybridge processor in fiscal year 2014.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2014, 2013 and 2012, our net sales were $1,467.2 million, $1,162.6 million and $1,013.9 million, respectively, and our net income was $54.2 million, $21.3 million and $29.9 million, respectively. Our increase in net income in fiscal year 2014 was primarily attributable to an increase in our gross profit resulting primarily from higher sales of server systems and higher utilization of our manufacturing facilities in Taiwan, partially offset by higher research and development expenses.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to OEMs as well as through our direct sales force. For fiscal years 2014, 2013 and 2012, we derived 54.1%, 56.3% and 54.4%, respectively, of our net sales from products sold to distributors, and derived 45.9%, 43.7% and 45.6% from sales to OEMs and to end customers, respectively. None of our customers accounted for 10% or more of our net sales in fiscal years 2014, 2013 and 2012. For fiscal years 2014, 2013 and 2012, we derived 55.2%, 54.2% and 58.2%, respectively, of our net sales from customers in the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2014, 2013 and 2012, research and development expenses represented 5.7%, 6.5% and 6.3% of our net sales, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2014, we continued to increase manufacturing and service operations in Taiwan and the Netherlands to support our Asian and European customers and we have increased our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For fiscal years 2014, 2013 and 2012, our purchases from Ablecom represented 16.3%, 17.9% and 19.9% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our cost of sales. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

WEST\249206192.2                        25

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

Other Financial Highlights

The following is a summary of other financial highlights of fiscal year 2014:

•
Net cash provided by operating activities was $6.5 million, $13.6 million and $16.5 million in fiscal year 2014, 2013 and 2012, respectively. Our cash and cash equivalents, together with our investments, were $99.6 million at the end of fiscal year 2014, compared with $95.7 million at the end of fiscal year 2013. The increase in our cash and cash equivalents, together with our investments at the end of fiscal year 2014 was primarily due to $6.5 million of cash generated from our operating activities, $23.9 million of proceeds from the exercise of stock options and $11.0 million of borrowings, net of repayments, offset in part by $40.6 million of purchases of property and equipment.

•
Days sales outstanding in accounts receivable (“DSO”) at the end of fiscal year 2014 was 44 days, compared with 39 days at the end of fiscal year 2013. The increase in our DSO was primarily due to an increase in sales late in the quarter.

•
Our inventory balance was $315.8 million at the end of fiscal year 2014, compared with $254.2 million at the end of fiscal year 2013. Days sales of inventory (“DSI”) at the end of fiscal year 2014 was 83 days, compared with 95 days at the end of fiscal year 2013. The increase in our inventory was to support our anticipated level of growth in net sales in fiscal year 2015.

•
Our purchase commitments with contract manufacturers and suppliers were $211.1 million at the end of fiscal year 2014 and $249.0 million at the end of fiscal year 2013. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $45.2 million, which have terms expiring through December 2014. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of purchase commitments.

•
On October 31, 2013, we completed the purchase of real property in San Jose, California for $30.2 million. The property consists of approximately 324,000 square feet of building space on 36 acres of land. In connection with the purchase, we also engaged several contractors for the development and construction of improvements on the property that will serve as our Green Computing Park. We plan to develop five manufacturing buildings and remodel one existing warehouse on the land in which two of the buildings and the improvement of the warehouse will be constructed through fiscal year 2016.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2014, for example, refer to the fiscal year ended June 30, 2014.

WEST\249206192.2                        26

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

Research and development expenses. Research and development expenses consist of the personnel and related expenses of our research and development teams, and materials and supplies, consulting services, third party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering, or NRE, funding from certain suppliers and customers. Under these programs, we are reimbursed for certain research and development costs that we incur as part of the joint development of our products and those of our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

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

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States, Taiwan, the Netherlands, and to a lesser extent, China and Japan. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, the domestic production activities deduction and lower taxes in foreign jurisdictions which were partially offset by the impact of state taxes and stock option expenses. In recent years, our effective tax rate from period to period has been significantly impacted by delays in the approval of extensions of the U.S. research and development tax credit. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to Consolidated Financial Statements.

WEST\249206192.2                        27

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to allowances for doubtful accounts and sales returns, cooperative marketing accruals, investment valuations, inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following are our most critical accounting policies as they require our more significant judgments in the preparation of our financial statements.

Revenue recognition. We recognize revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. Our standard arrangement with our customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms, for which revenue is recognized when the products arrive at the destination. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2014 and 2013, we had deferred revenue of $7.7 million and $1.0 million and related deferred product costs of $6.7 million and $0.7 million, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentration, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision for bad debt was $1.5 million, $0.9 million and $0.2 million in fiscal years 2014, 2013 and 2012, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

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

WEST\249206192.2                        28

charged to cost of sales and included in accrued liabilities. The liability for product warranties was $7.1 million as of June 30, 2014, compared with $6.5 million as of June 30, 2013. The provision for warranty reserve was $14.2 million, $13.4 million and $12.2 million in fiscal years 2014, 2013 and 2012, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was $0.4 million, ($1,000) and $0.7 million in fiscal years 2014, 2013 and 2012, respectively. As a result of our increase in cost of servicing warranty claims from our increase in net sales in fiscal year 2014 and 2013, the provision for warranty reserve increased $0.7 million and $1.2 million in fiscal year 2014 and 2013, respectively. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months as well as historical usage and sales activity. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $2.3 million, $9.7 million and $8.6 million in fiscal years 2014, 2013 and 2012, respectively.

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

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors including employee stock options and restricted stock awards based on estimated fair values. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Compensation expense for options and restricted stock awards granted to employees was $11.1 million, $11.4 million and $10.3 million for the years ended June 30, 2014, 2013 and 2012, respectively.

As of June 30, 2014, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was $19.2 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.40 years. See Note 10 of Notes to our Consolidated Financial Statements for additional information.

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

WEST\249206192.2                        29

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

In May 2012, we and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of June 30, 2014, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In fiscal year 2014 and 2013, ($6,000) and $13,000 of net income (loss) attributable to Ablecom's interest was included in our general and administrative expenses in the consolidated statements of operations, respectively.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.6	86.2	83.7
Gross profit	15.4	13.8	16.3
Operating expenses:
Research and development	5.7	6.5	6.3
Sales and marketing	2.6	2.9	3.3
General and administrative	1.6	2.1	2.2
Total operating expenses	9.9	11.5	11.8
Income from operations	5.5	2.3	4.5
Interest and other income, net	—	—	—
Interest expense	(0.1)	(0.1)	—
Income before income tax provision	5.4	2.2	4.5
Income tax provision	1.7	0.4	1.6
Net income	3.7%	1.8%	2.9%

Comparison of Fiscal Years Ended June 30, 2014 and 2013

Net sales. Net sales increased by $304.6 million, or 26.2%, to $1,467.2 million from $1,162.6 million, for fiscal year 2014 and 2013, respectively. This increase was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of server systems as we sold more higher density server systems.

For fiscal year 2014, the number of server system units sold increased 12.9% to 262,000 compared to 232,000 for fiscal year 2013. The average selling price of server system units increased 27.3% to $2,800 in fiscal year 2014 compared to

WEST\249206192.2                        30

$2,200 in fiscal year 2013. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our complete integrated-high-end servers solutions to OEM and end customers, the Twin family of servers, storage and GPU/Xeon Phi servers which offered higher density computing and more memory and hard disk drive capacity. Sales of server systems increased by $238.9 million or 47.6% from fiscal year 2013 to fiscal year 2014, primarily due to the increased sales of the products described above. In addition, our new server products based on Intel's Ivy Bridge processor, which was launched in September 2013, also contributed to our growth in server system sales in fiscal year 2014. Sales of server systems represented 50.5% of our net sales for fiscal year 2014 compared to 43.2% of our net sales for fiscal year 2013.

For fiscal year 2014, the number of subsystems and accessories units sold decreased 1.0% to 4.5 million compared to fiscal year 2013. Sales of subsystems and accessories increased by $65.7 million or 9.9% from fiscal year 2013 to fiscal year 2014, primarily related to higher sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 49.5% of our net sales for fiscal year 2014 as compared to 56.8% of our net sales for fiscal year 2013.

For fiscal year 2014 and 2013, we derived 54.1% and 56.3%, respectively, of our net sales from products sold to distributors and we derived 45.9% and 43.7%, respectively, from sales to OEMs and to end customers. For fiscal year 2014, customers in the United States, Europe and Asia accounted for 55.2%, 21.6% and 20.4%, of our net sales, respectively, as compared to 54.2%, 22.7% and 20.5% of our net sales, respectively, for fiscal year 2013.

Cost of sales. Cost of sales increased by $239.1 million, or 23.9%, to $1,241.7 million from $1,002.5 million, for fiscal year 2014 and 2013, respectively. Cost of sales as a percentage of net sales was 84.6% and 86.2% for fiscal year 2014 and 2013, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales partially offset by a decrease of $7.5 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to a lower provision for inventory reserve, an increase in purchasing power, an increase in the mix of server system sales and higher utilization of our manufacturing facilities in Taiwan, offset by higher sales to internet data center customers, which generally have a lower gross margin. In fiscal year 2014, we recorded a $2.3 million expense, net of recovery, or 0.2% of net sales, related to the inventory provision as compared to $9.7 million, or 0.8% of net sales, in fiscal year 2013. The decrease in the inventory provision was primarily due to lower inventory reserves for special items and higher sales of previously reserved inventory of $9.3 million as we have improved our processes and reduced our excess and slow moving inventory.

In fiscal year 2014, we recorded a $14.2 million expense, or 1.0% of net sales, related to the provision for warranty reserve as compared to $13.4 million, or 1.2% of net sales, in fiscal year 2013. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in fiscal year 2014. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $9.0 million, or 12.0%, to $84.3 million from $75.2 million, for fiscal year 2014 and 2013, respectively. Research and development expenses were 5.7% and 6.5% of net sales for fiscal year 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $7.8 million in compensation and benefits resulting from annual salary increases and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan and an increase of $2.7 million in development expenses for prototype materials and testing associated with new product introductions, particularly related to the introduction of new products including servers based on Intel's Ivy Bridge processor, TwinPro, EX DP and MicroBlade series of servers and the development of new products associated to the new processor technology, Grantley, from Intel. This increase was partially offset by an increase of $1.0 million in non-recurring engineering funding from certain suppliers and customers. The decrease as a percentage of net sales was primarily due to the significant increase in net sales in fiscal year 2014.

Research and development expenses include stock-based compensation expense of $6.8 million and $6.5 million for fiscal year 2014 and 2013, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $4.2 million, or 12.5%, to $38.0 million from $33.8 million, for fiscal year 2014 and 2013, respectively. Sales and marketing expenses were 2.6% and 2.9% of net sales for fiscal year 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $2.3 million in compensation and benefits resulting from growth in sales and marketing personnel and an increase of $1.1 million in

WEST\249206192.2                        31

advertising and marketing promotional expenses including cooperating marketing expenses. The decrease as a percentage of net sales was primarily due to the significant increase in net sales in fiscal year 2014.

Sales and marketing expenses include stock-based compensation expense of $1.3 million and $1.5 million for fiscal year 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.9 million, or 3.7%, to $23.0 million from $23.9 million, for fiscal year 2014 and 2013, respectively. General and administrative expenses were 1.6% and 2.1% of net sales for fiscal year 2014 and 2013, respectively. The decrease in absolute dollars was primarily due to an increase of $0.7 million in miscellaneous income relating to the settlement of our outstanding accounts payable with one vendor and a decrease of $0.6 million resulting from payroll tax audit assessment in fiscal year 2013, offset in part by an increase of $0.4 million in bad debt expenses. The decrease as a percentage of net sales was primarily due to the significant increase in net sales in fiscal year 2014.

General and administrative expenses include stock-based compensation expense of $2.1 million and $2.3 million for fiscal year 2014 and 2013, respectively.

Interest and other expense, net. Interest and other expense changed by $0.1 million, to $0.7 million of expense from $0.6 million of expense, for fiscal year 2014 and 2013, respectively, which included $0.8 million and $0.6 million of interest expense for fiscal year 2014 and 2013, respectively.

Provision for income taxes. Provision for income taxes increased by $20.1 million, or 378.4%, to $25.4 million from $5.3 million, for fiscal year 2014 and 2013, respectively. The effective tax rate was 32.0% and 20.0% for fiscal year 2014 and 2013, respectively. The higher income tax provision and effective tax rate for the fiscal year 2014 were primarily attributable to our higher operating income and the expiration of the U.S. federal research and development credit on December 31, 2013.

Comparison of Fiscal Years Ended June 30, 2013 and 2012

Net sales. Net sales increased by $148.7 million, or 14.7%, to $1,162.6 million from $1,013.9 million, for fiscal year 2013 and 2012, respectively. This increase was due primarily to an increase in unit volumes of our subsystems and accessories and to a lesser extent an increase in the average selling price of our server systems offset by a decrease in unit volumes of server systems as we sold more higher density server systems in fiscal year 2013 compared to fiscal year 2012.

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

WEST\249206192.2                        32

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

Research and development expenses. Research and development expenses increased by $11.0 million, or 17.1%, to $75.2 million from $64.2 million, for fiscal year 2013 and 2012, respectively. Research and development expenses were 6.5% and 6.3% of net sales for fiscal year 2013 and 2012, respectively. The increase in absolute dollars was primarily due to an increase of $9.2 million in compensation and benefits including higher stock-based compensation expense, resulting from growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan, a decrease of $0.8 million in non-recurring engineering funding from certain suppliers and customers and an increase of $0.6 million in VAT expenses related to research and development service fees paid to our subsidiary in Taiwan. The increase as a percentage of sales was due to increased headcount and prototype material expenses relating to new product introductions, particularly related to the introduction of new products for technology launches such as Intel's Sandy Bridge and Haswell processor as well as our FatTwin solutions and product development expenses for Ivy Bridge processor.

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

WEST\249206192.2                        33

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $96.9 million and $93.1 million as of June 30, 2014 and 2013, respectively. Our cash in foreign locations was $28.3 million and $16.6 million at June 30, 2014 and 2013, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by operating activities was $6.5 million, $13.6 million and $16.5 million for fiscal years 2014, 2013 and 2012, respectively.

Net cash provided by our operating activities for fiscal year 2014 was primarily due to our net income of $54.2 million, an increase in accounts payable of $46.3 million, stock-based compensation expense of $11.1 million, an increase in net income taxes payable of $10.9 million, depreciation expense of $6.4 million and an increase in accrued liabilities of $3.3 million, provision for inventory of $2.3 million, which were partially offset by an increase in accounts receivable of $64.9 million, an increase in inventory of $63.9 million and the excess tax benefits from stock-based compensation of $3.0 million.

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

The increase for fiscal year 2014 in accounts receivable was primarily due to an increase in our sales late in the fourth quarter. The increase for fiscal year 2014 in inventory and accounts payable was mainly due to higher purchases to support the anticipated level of growth in our net sales in fiscal year 2015. The increase for fiscal year 2014 in accrued liabilities was also due to support our growth in net sales. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

The increase for fiscal year 2013 in accounts receivable was primarily due to an increase in sales to customers with net payment terms and a decrease in sales to customers with electronic payment terms. The decrease for fiscal year 2013 in inventory and accounts payable was mainly due to lower hard disk drive and memory inventory. The increase for fiscal year 2013 in accrued liabilities was in part due to timing of payments to our vendors and in part due to support our growth and our increasing manufacturing activities in Taiwan. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $40.2 million, $5.1 million and $19.7 million for fiscal years 2014, 2013 and 2012, respectively. In fiscal year 2014, $40.6 million was related to the purchase of property, plant and equipment including $30.2 million related to the real property purchased in San Jose, California in October 2013, offset in part by the termination of the certificates of deposits for $0.4 million, which were pledged as security for a value added tax examination required by tax authority of Taiwan.

WEST\249206192.2                        34

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

In connection with the purchase of the real property in San Jose, California, we also engaged several contractors for the development and construction of improvements on the property that will serve as our Green Computing Park. We plan to develop five manufacturing buildings on the land and remodel one existing warehouse in which two of the manufacturing facilities and the improvement on warehouse will be constructed through fiscal year 2016. We anticipate the costs of approximately $22.1 million during fiscal year 2015 to build the first manufacturing facility and remodel the warehouse. We plan to finance this development through our operating cash flows and additional borrowings from banks.

Financing activities. Net cash provided by our financing activities was $37.2 million, $3.8 million and $13.8 million for fiscal years 2014, 2013 and 2012, respectively. In fiscal year 2014, we received $23.9 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding mainly on behalf of one executive officer for his restricted stock awards of $0.7 million in fiscal year 2014. Further, we borrowed an additional $6.8 million under the line of credit from Bank of America, borrowed $7.0 million from the CTBC Bank secured term loan, and borrowed $3.5 million of our CTBC Bank revolving line of credit and repaid $6.3 million in loans in fiscal year 2014.

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

In fiscal year 2014, 2013 and 2012, $3.0 million, $0.9 million and $2.0 million was related to the excess tax benefits from stock-based compensation, respectively. We expect the net cash provided by financing activities will increase throughout fiscal year 2015 as we intend to obtain additional financing from banks to construct our manufacturing buildings at our Green Computing Park in San Jose, California.

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

WEST\249206192.2                        35

payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The credit agreement was subsequently amended to extend the maturity date of the revolving line of credit to November 15, 2014. We are currently negotiating with Bank of America to renew the revolving line of credit.

The line of credit facility provided for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.15% at June 30, 2014. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

As of June 30, 2014 and 2013, the total outstanding borrowings under the Bank of America term loan was $6.5 million and $9.3 million, respectively. The total outstanding borrowings under the Bank of America line of credit was $17.7 million and $10.9 million as of June 30, 2014 and 2013, respectively. The interest rates for these loans ranged from 1.19% to 1.65% per annum at June 30, 2014 and 1.23% to 1.69% per annum at June 30, 2013, respectively. As of June 30, 2014, the unused revolving line of credit under Bank of America was $22.3 million.

CTBC Bank
In October 2011, we obtained an unsecured revolving line of credit from CTBC Bank totaling NT$300.0 million or $9.9 million U.S. dollars equivalents. In July 2012, we increased the credit line to NT$450.0 million or $14.9 million U.S. dollars equivalents. The term loan was secured by the land and building located in Bade, Taiwan with an interest rate at the lender's established interest rate plus 0.3% which is adjusted monthly.

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

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $22.1 million and $14.9 million as of June 30, 2014 and 2013, respectively. There were no outstanding borrowings under the CTBC Bank revolving line of credit at June 30, 2014 and 2013. The interest rate for the loan was at 1.15% and 1.2% per annum at June 30, 2014 and 2013, respectively. At June 30, 2014, NT$340.0 million or $11.4 million U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of June 30, 2014, our total assets of $751.4 million collateralized the line of credit with Bank of America and were all of our assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of June 30, 2014, total assets collateralizing the term loan with Bank of America were $17.6 million. As of June 30, 2014, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

WEST\249206192.2                        36

As of June 30, 2014, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27.3 million. There are no financial covenants associated with the term loan with CTBC Bank at June 30, 2014.

Contract Manufacturers
In fiscal year 2014, we paid our contract manufacturers within 61 to 72 days of invoice and Ablecom between 63 to 98 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of June 30, 2014 and 2013 amounts owed to Ablecom by us were approximately $49.0 million and $50.4 million, respectively.

Auction Rate Securities Valuation
As of June 30, 2014, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at June 30, 2014. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2014, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2014, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In fiscal year 2014, there was no auction rate securities redeemed or sold. In fiscal year 2013 and 2012, $0.3 million and $2.5 million of auction rate securities were redeemed at par, respectively.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2014:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$3,265	$1,259	$2	$—	$4,526
Capital leases, including interest	103	189	96	—	388
Long-term debt, including interest (1)	42,648	3,781	—	—	46,429
Purchase commitments (2)	211,064	26	—	—	211,090
Total (3)	$257,080	$5,255	$98	$—	$262,433

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at June 30, 2014.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $45.2 million of hard disk drive purchase commitments at June 30, 2014, which will be paid through December 2014. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue for warranty and on-site services of $6.0 million and unrecognized tax benefits and related interest and penalties accrual of $9.5 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 11 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

WEST\249206192.2                        37

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued authoritative guidance associated with reporting of amounts reclassified out of accumulated other comprehensive income, which requires companies to present significant reclassifications out of accumulated other comprehensive income in their entirety in the statement of operations or in a separate footnote to the financial statements. For amounts that are not required to be reclassified in their entirety to net income, the standard requires companies to cross-reference to related footnoted disclosures. The adoption of this guidance did not have a material impact on our results of operations or financial position.

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

In July 2013, the FASB issued authoritative guidance associated with the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires a liability related to an unrecognized tax benefit to offset a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if a settlement is required or expected in the event the uncertain tax position is disallowed. We adopted the new disclosure requirement on July 1, 2014. We do not believe the adoption of this guidance will have a material impact on our financial statement disclosure, results of operations or financial position.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new standard is effective for us on July 1, 2017. We are currently evaluating the effect the guidance will have on our financial statement disclosures, results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2014, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.15% to 1.65% at June 30, 2014 and 1.20% to 1.69% at June 30, 2013, respectively. Based on the outstanding principal indebtedness of $46.3 million under our credit facilities as of June 30, 2014, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

WEST\249206192.2                        38

Liquidity Risk

As of June 30, 2014, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at June 30, 2014. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2014, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2014, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During fiscal year 2014, no auction rate securities were redeemed or sold. During fiscal year 2013 and 2012, $0.3 million and $2.5 million of auction rate securities were redeemed at par, respectively.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2014, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2014 in respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for fiscal years 2014, 2013 and 2012 was $(0.4) million, $(0.1) million and $(0.5) million, respectively.

WEST\249206192.2                        39

Item 8.        Financial Statements and Supplementary Data

WEST\249206192.2                        40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
San Jose, California
September 15, 2014

WEST\249206192.2                        41

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$96,872	$93,038
Accounts receivable, net of allowances of $1,922 and $1,966 at June 30, 2014 and 2013, respectively (including amounts receivable from a related party of $621 and $974 at June 30, 2014 and 2013, respectively)	212,738	149,340
Inventory	315,837	254,170
Deferred income taxes-current	16,842	15,786
Prepaid income taxes	5,555	4,039
Prepaid expenses and other current assets	6,237	6,819
Total current assets	654,081	523,192
Long-term investments	2,647	2,637
Property, plant and equipment, net	130,589	95,912
Deferred income taxes-noncurrent	6,154	7,275
Other assets	2,854	3,241
Total assets	$796,325	$632,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $48,969 and $50,448 at June 30, 2014 and 2013, respectively)	$219,354	$172,855
Accrued liabilities	37,564	34,122
Income taxes payable	11,414	6,049
Short-term debt and current portion of long-term debt	42,554	28,638
Total current liabilities	310,886	241,664
Long-term debt-net of current portion	3,733	6,533
Other long-term liabilities	12,475	10,336
Total liabilities	327,094	258,533
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 45,739,936 and 42,744,500 at June 30, 2014 and 2013, respectively	199,062	157,712
Treasury stock (at cost), 445,028 shares at June 30, 2014 and 2013	(2,030)	(2,030)
Accumulated other comprehensive loss	(63)	(69)
Retained earnings	272,087	217,930
Total Super Micro Computer, Inc. stockholders’ equity	469,056	373,543
Noncontrolling interest	175	181
Total stockholders’ equity	469,231	373,724
Total liabilities and stockholders’ equity	$796,325	$632,257

See accompanying notes to consolidated financial statements.

WEST\249206192.2                        42

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2014	2013	2012
Net sales (including related party sales of $14,576, $13,805 and $12,229 in fiscal years 2014, 2013 and 2012, respectively)	$1,467,202	$1,162,561	$1,013,874
Cost of sales (including related party purchases of $201,848, $179,735 and $168,744 in fiscal years 2014, 2013 and 2012, respectively)	1,241,657	1,002,508	848,457
Gross profit	225,545	160,053	165,417
Operating expenses:
Research and development	84,257	75,208	64,223
Sales and marketing	38,012	33,785	33,308
General and administrative	23,017	23,902	21,872
Total operating expenses	145,286	132,895	119,403
Income from operations	80,259	27,158	46,014
Interest and other income, net	92	48	54
Interest expense	(757)	(610)	(717)
Income before income tax provision	79,594	26,596	45,351
Income tax provision	25,437	5,317	15,498
Net income	$54,157	$21,279	$29,853
Net income per common share:
Basic	$1.24	$0.50	$0.72
Diluted	$1.16	$0.48	$0.67
Weighted-average shares used in calculation of net income per common share:
Basic	43,599	41,992	40,890
Diluted	46,512	43,907	44,152

See accompanying notes to consolidated financial statements.

WEST\249206192.2                        43

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2014	2013	2012
Net income	$54,157	$21,279	$29,853
Other comprehensive income, net of tax:
Foreign currency translation loss	—	(1)	—
Unrealized gains on investments	6	8	128
Total other comprehensive income	6	7	128
Comprehensive income	$54,163	$21,286	$29,981

See accompanying notes to consolidated financial statements.

WEST\249206192.2                        44

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2011	40,727,562	$122,693	(445,028)	$(2,030)	$(204)	$166,798	$—	$287,257
Exercise of stock options, net of taxes	1,211,070	8,549	—	—	—	—	—	8,549
Issuance of restricted stock awards	95,784	(1,109)	—	—	—	—	—	(1,109)
Stock-based compensation	—	10,252	—	—	—	—	—	10,252
Tax benefit resulting from stock option transactions	—	3,421	—	—	—	—	—	3,421
Unrealized gains on investments	—	—	—	—	128	—	—	128
Net income	—	—	—	—	—	29,853	—	29,853
Balance at June 30, 2012	42,034,416	143,806	(445,028)	(2,030)	(76)	196,651	—	338,351
Exercise of stock options	612,034	1,845	—	—	—	—	—	1,845
Issuance of restricted stock awards, net of taxes	98,050	(1,034)	—	—	—	—	—	(1,034)
Stock-based compensation	—	11,361	—	—	—	—	—	11,361
Tax benefit resulting from stock option transactions	—	1,734	—	—	—	—	—	1,734
Unrealized gains on investments	—	—	—	—	8	—	—	8
Translation adjustments	—	—	—	—	(1)	—	—	(1)
Investment in noncontrolling interest	—	—	—	—	—	—	168	168
Net income	—	—	—	—	—	21,279	13	21,292
Balance at June 30, 2013	42,744,500	157,712	(445,028)	(2,030)	(69)	217,930	181	373,724
Exercise of stock options	2,863,878	23,928	—	—	—	—	—	23,928
Issuance of restricted stock awards, net of taxes	131,558	(681)	—	—	—	—	—	(681)
Stock-based compensation	—	11,062	—	—	—	—	—	11,062
Tax benefit resulting from stock option transactions	—	7,041	—	—	—	—	—	7,041
Unrealized gains on investments	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	54,157	(6)	54,151
Balance at June 30, 2014	45,739,936	$199,062	(445,028)	$(2,030)	$(63)	$272,087	$175	$469,231
See accompanying notes to consolidated financial statements.

WEST\249206192.2                        45

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$54,157	$21,279	$29,853
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	6,364	7,835	7,071
Stock-based compensation expense	11,062	11,361	10,252
Excess tax benefits from stock-based compensation	(2,992)	(865)	(2,047)
Allowance for doubtful accounts	1,476	929	217
Provision for inventory	2,254	9,725	8,579
Exchange gain	(96)	(153)	—
Deferred income taxes	65	(7,010)	(3,137)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $353, $62 and $(509) in fiscal years 2014, 2013, 2012, respectively)	(64,874)	(48,255)	(17,226)
Inventory	(63,921)	12,704	(92,467)
Prepaid expenses and other assets	618	(67)	(1,656)
Accounts payable (including changes in related party balances of $(1,479), $(1,022) and $17,260 in fiscal years 2014, 2013 and 2012, respectively)	46,298	(2,208)	61,336
Income taxes payable, net	10,880	4,490	8,968
Accrued liabilities	3,293	4,384	4,967
Other long-term liabilities	1,954	(566)	1,757
Net cash provided by operating activities	6,538	13,583	16,467
INVESTING ACTIVITIES:
Restricted cash	406	(412)	(32)
Proceeds from investments	—	300	2,475
Purchases of property, plant and equipment	(40,567)	(5,001)	(24,862)
Investment in a privately held company	—	—	(168)
Land deposit refund	—	—	2,868
Net cash used in investing activities	(40,161)	(5,113)	(19,719)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	23,928	1,845	8,549
Minimum tax withholding paid on behalf of an officer for restricted stock awards	(681)	(1,034)	(1,109)
Excess tax benefits from stock-based compensation	2,992	865	2,047
Proceeds from debt	17,354	20,641	33,696
Repayment of debt	(6,320)	(18,073)	(28,949)
Payment of obligations under capital leases	(47)	(40)	(35)
Contributions from noncontrolling interests	—	168	—
Payments under receivable financing arrangements	(4)	(610)	(382)
Net cash provided by financing activities	37,222	3,762	13,817
Effect of exchange rate fluctuations on cash	235	(20)	318
Net increase in cash and cash equivalents	3,834	12,212	10,883
Cash and cash equivalents at beginning of year	93,038	80,826	69,943
Cash and cash equivalents at end of year	$96,872	$93,038	$80,826
Supplemental disclosure of cash flow information:
Cash paid for interest	$757	$718	$621
Cash paid for taxes, net of refunds	$13,096	$8,074	$8,455
Non-cash investing and financing activities:
Equipment purchased under capital leases	$283	$85	$7
Accrued costs for property, plant and equipment purchases	$2,021	$1,871	$797
Deposit applied to property acquisition	$—	$—	$5,867

See accompanying notes to consolidated financial statements.

WEST\249206192.2                        46

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer”) was incorporated in 1993. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in San Jose, California, the Netherlands, Taiwan, China and Japan.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and certificates of deposits with maturities of less than three months.

WEST\249206192.2                        47

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Investments

The Company classifies its long-term investments in auction-rate securities ("auction rate securities") as long-term available-for-sale investments. Auction rate securities consist of municipal securities. The discounted cash flow model is used to estimate the fair value of the auction rate securities. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a component of accumulated other comprehensive income, net of tax.

Inventory

Inventory is valued at the lower of cost or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw materials and parts. The Company evaluates inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, writes down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months as well as historical usage and sales activity. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. The Company monitors the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjusts its estimate for determining future write downs. If in future periods, the Company experiences or anticipates a change in recovery rate compared with its historical experience, its gross margin would be affected. During fiscal years 2014, 2013 and 2012, the Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $2,254,000, $9,725,000 and $8,579,000, respectively.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment	3 to 7 years
Furniture and fixtures	5 years
Software	3 to 5 years
Buildings	39 years
Building improvements	20 years
Land improvements	15 years
Leasehold improvements	shorter of lease term or estimated useful life

For assets acquired and financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as property and equipment with the corresponding amount recorded as a capital lease obligation, and the amortization is computed on a straight-line basis over the shorter of lease term or estimated useful life.

Other Assets

As of June 30, 2014, other assets consist primarily of a long-term prepaid royalty license of $1,246,000, an investment in a privately held company of $750,000 and restricted cash of $450,000. As of June 30, 2013, other assets consist primarily of a long-term prepaid royalty license of $1,496,000, an investment in a privately held company of $750,000 and restricted cash of $847,000. Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required in connection with a warehouse lease in Fremont, California and bank guarantees in connection with office leases in the Netherlands.

WEST\249206192.2                        48

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company recognizes revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms, for which revenue is recognized when the products arrive at the destination. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with distributors

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2014 and 2013, the Company had deferred revenue of $7,665,000 and $1,019,000 and related deferred product costs of $6,674,000 and $711,000, respectively, related to shipments to customers pending acceptance.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. The Company also makes estimates of the uncollectibility of accounts receivable, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provides an allowance in an amount the Company deems adequate for doubtful accounts. Our provision for bad debt was $1,476,000, $929,000 and $217,000 in fiscal years 2014, 2013 and 2012, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than the Company's historical experience, or if other circumstances arise, the Company's estimates of the recoverability of amounts due to the Company could be overstated, and additional allowances could be required, which could have an adverse impact on its reported operating expenses. The Company provides for price protection to certain distributors. The Company assesses the market competition and product technology obsolescence, and makes price adjustments based on its judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on the distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time the Company reduces the product prices.

The Company has an immaterial amount of service revenue relating to on-site service and non-warranty repairs. Revenue for on-site service is recognized over the contracted service period, and revenue for non-warranty repair service is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses, equipment and facility expenses, warranty costs and provision for lower of cost or market and excess and obsolete inventory.

WEST\249206192.2                        49

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company offers product warranties ranging from 15 to 39 months against any defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The Company’s estimates and assumptions used have been historically close to actual. If in future periods the Company experiences or anticipates an increase or decrease in warranty claims as a result of new product introductions or changes in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, the Company intends to adjust its estimates appropriately. The following table presents for the years ended June 30, 2014, 2013 and 2012, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities (in thousands):

	June 30,
	2014	2013	2012
Balance, beginning of year	$6,472	$5,522	$4,710
Provision for warranty	14,175	13,438	12,226
Costs charged to accrual	(13,950)	(12,487)	(12,127)
Change in estimated liability for pre-existing warranties	386	(1)	713
Balance, end of year	$7,083	$6,472	$5,522

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $3,132,000, $2,112,000 and $2,866,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

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

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2014, 2013 and 2012, were $2,058,000, $1,550,000 and $2,529,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2014, 2013 and 2012, were $2,829,000, $2,610,000 and $2,416,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $5,183,000, $4,085,000 and $4,382,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

WEST\249206192.2                        50

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shipping and Handling Fees

The Company incurred shipping costs of $1,605,000, $1,475,000 and $1,776,000 for the years ended June 30, 2014, 2013 and 2012, respectively, that were included in sales and marketing expenses.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

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

WEST\249206192.2                        51

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2014	2013	2012
Basic net income per common share calculation
Net income	$54,157	$21,279	$29,853
Less: Undistributed earnings allocated to participating securities	(36)	(106)	(280)
Net income attributable to common shares—basic	$54,121	$21,173	$29,573
Weighted-average number of common shares used to compute basic net income per common share	43,599	41,992	40,890
Basic net income per common share	$1.24	$0.50	$0.72
Diluted net income per common share calculation
Net income	$54,157	$21,279	$29,853
Less: Undistributed earnings allocated to participating securities	(34)	(101)	(260)
Net income attributable to common shares—diluted	$54,123	$21,178	$29,593
Weighted-average number of common shares used to compute basic net income per common share	43,599	41,992	40,890
Dilutive effect of options to purchase common stock	2,913	1,915	3,262
Weighted-average number of common shares used to compute diluted net income per common share	46,512	43,907	44,152
Diluted net income per common share	$1.16	$0.48	$0.67

For the years ended June 30, 2014, 2013 and 2012, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 3,465,000, 6,241,000 and 3,252,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

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

Concentration of Supplier Risk

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 23.4%, 21.9%, and 21.7% of total purchases for the years ended June 30, 2014, 2013 and 2012, respectively. Ablecom Technology, Inc., a related party of the Company as noted in Note 9, accounted for 16.1%, 18.9% and 19.5% of total purchases for the years ended June 30, 2014, 2013 and 2012, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and long-term investments and accounts receivable. No single customer accounted for 10% or more of net sales in fiscal years 2014, 2013 and 2012. No customer accounted for 10% or more of accounts receivable as of June 30, 2014. One customer accounted for 14.4% of accounts receivable as of June 30, 2013.

WEST\249206192.2                        52

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued authoritative guidance associated with reporting of amounts reclassified out of accumulated other comprehensive income, which requires companies to present significant reclassifications out of accumulated other comprehensive income in their entirety in the statement of operations or in a separate footnote to the financial statements. For amounts that are not required to be reclassified in their entirety to net income, the standard requires companies to cross-reference to related footnoted disclosures. The adoption of this guidance did not have a material impact on the Company's financial statement disclosure, results of operations or financial position.

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

In July 2013, the FASB issued authoritative guidance associated with the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires a liability related to an unrecognized tax benefit to offset a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if a settlement is required or expected in the event the uncertain tax position is disallowed. The Company currently plans to adopt the new disclosure effective on July 1, 2014. The Company does not believe the adoption of this guidance will have a material impact on the Company's financial statement disclosures, results of operations or financial position.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new standard is effective for the Company on July 1, 2017. The Company is currently evaluating the effect the guidance will have on the Company's financial statement disclosures, results of operations or financial position.

Note 2.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of June 30, 2014 and 2013. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5.

WEST\249206192.2                        53

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s cash equivalents and long-term investments as of June 30, 2014 and 2013 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$311	$—	$—	$311
Auction rate securities	—	—	2,647	2,647
Total	$311	$—	$2,647	$2,958

June 30, 2013	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,637	2,637
Total	$310	$—	$2,637	$2,947

The above table excludes $96,324,000 and $92,495,000 of cash and $746,000 and $1,139,000 of certificates of deposit held by the Company as of June 30, 2014 and 2013, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in fiscal year 2014 and 2013.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for fiscal year 2014 and 2013 (in thousands):

	June 30,
	2014	2013
Balance as of beginning of year	$2,637	$2,923
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	10	14
Sales and settlements at par	—	(300)
Transfers in and/or out of Level 3	—	—
Balance as of end of year	$2,647	$2,637

The following is a summary of the Company’s long-term investments as of June 30, 2014 and 2013 (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(103)	$2,647

	June 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(113)	$2,637

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2014 and 2013, short-term and long-term debt of $46,287,000 and $35,171,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model

WEST\249206192.2                        54

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Note 3.        Accounts Receivable Allowances

The Company has established an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2014, 2013 and 2012, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2014	$1,562	$1,476	$(1,564)	$1,474
Year ended June 30, 2013	777	929	(144)	1,562
Year ended June 30, 2012	738	217	(178)	777
Allowance for sales returns
Year ended June 30, 2014	$404	$8,985	$(8,941)	$448
Year ended June 30, 2013	329	7,463	(7,388)	404
Year ended June 30, 2012	324	6,997	(6,992)	329

Note 4.        Inventory

Inventory as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Finished goods	$246,803	$185,459
Work in process	18,794	10,440
Purchased parts and raw materials	50,240	58,271
Total inventory	$315,837	$254,170

Note 5.        Long-term Investments

As of June 30, 2014 and 2013, the Company held $2,647,000 and $2,637,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA or AA2 at June 30, 2014 and June 30, 2013. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2014 and 2013, $2,647,000 and $2,637,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of June 30, 2014 and 2013. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return. As of June 30, 2014, the discount rate, the time period until redemption and the estimated rate of return were 1.56%, 3 years and 0.28%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1

WEST\249206192.2                        55

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on this assessment of fair value, the Company determined there was a recovery in fair value of its auction rate securities of $10,000 and $14,000 during the year ended June 30, 2014 and 2013, respectively. There was a cumulative total decline of $103,000 and $113,000 as of June 30, 2014 and 2013, respectively. That amount has been recorded as a component of other comprehensive income. As of June 30, 2014 and 2013, the Company has recorded an accumulated unrealized loss of $62,000 and $68,000, respectively, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In fiscal year 2014, there was no auction rate securities redeemed or sold. In fiscal year 2013 and 2012, $300,000 and $2,475,000 of auction rate securities were redeemed at par, respectively.

Note 6.        Property, Plant, and Equipment

Property, plant and equipment as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Land	$63,962	$41,774
Buildings	51,959	43,979
Building and leasehold improvements	7,683	7,483
Buildings construction in progress (1)	587	—
Machinery and equipment	34,342	26,941
Furniture and fixtures	5,892	4,731
Purchased software	3,606	5,380
Purchased software construction in progress (2)	2,548	—
	170,579	130,288
Accumulated depreciation and amortization	(39,990)	(34,376)
Property, plant and equipment, net	$130,589	$95,912

(1) On October 31, 2013, the Company completed the purchase of real property for $30,158,000. The property consists of approximately 324,000 square feet of building space on 36 acres of land. The purchase values allocated to the land and building were $22,178,000 and $7,980,000 respectively. In connection with the purchase of the property located in San Jose, California, the Company also engaged several contractors for the development and construction of improvements on the property, which is still in progress.
(2) In May 2014, the Company began its implementation of a new enterprise resource planning, or ERP, system and capitalized the costs of the new ERP software and certain expenses associated directly with the development of the ERP system, which is still in progress.

WEST\249206192.2                        56

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.        Accrued Liabilities

Accrued liabilities as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Accrued payroll and related expenses	$11,624	$12,084
Customer deposits	4,185	4,134
Accrued warranty costs	7,083	6,472
Accrued cooperative marketing expenses	4,387	4,016
Others	10,285	7,416
Total accrued liabilities	$37,564	$34,122

Note 8.        Short-term and Long-term Obligations

Short-term and long-term obligations as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Line of credit:
Bank of America	$17,699	$10,899
Total line of credit	17,699	10,899
Building term loans:
Bank of America	6,533	9,333
CTBC Bank	22,055	14,939
Total building term loans	28,588	24,272
Total debt	46,287	35,171
Current portion	(42,554)	(28,638)
Long-term portion	$3,733	$6,533

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In October 2011, the Company entered into an amendment to the existing credit agreement with Bank of America N.A. ("Bank of America") which provided for (i) a $40,000,000 revolving line of credit facility that matured on June 15, 2013 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by the three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The credit agreement was subsequently amended to extend the maturity date of the revolving line of credit facility to November 15, 2014. The Company is currently negotiating with Bank of America to renew the revolving line of credit.

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.15% at June 30, 2014. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of June 30, 2014 and 2013, the total outstanding borrowings under the Bank of America term loan was $6,533,000 and $9,333,000, respectively. The total outstanding borrowings under the Bank of America line of credit was $17,699,000 and $10,899,000 as of June 30, 2014 and 2013, respectively. The interest rates for these loans ranged from

WEST\249206192.2                        57

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.19% to 1.65% per annum at June 30, 2014 and from 1.23% to 1.69% per annum at June 30, 2013, respectively. As of June 30, 2014, the unused revolving line of credit with Bank of America was $22,301,000.

CTBC Bank

In October 2011, the Company obtained an unsecured revolving line of credit from CTBC Bank Co., Ltd ("CTBC Bank", formerly, China Trust Bank) totaling NT$300,000,000 Taiwanese dollars or $9,898,000 U.S. dollars equivalents. In July 2012, the Company increased the credit facility to NT$450,000,000 Taiwanese dollars or $14,912,000 U.S. dollars equivalents. The term loan was secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender’s established interest rate plus 0.30% which is adjusted monthly.

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

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $22,055,000 and $14,939,000 at June 30, 2014 and 2013, respectively. There were no outstanding borrowings under the CTBC Bank revolving line of credit at June 30, 2014 and 2013, respectively. The interest rate for the loan was at 1.15% and 1.20% per annum at June 30, 2014 and 2013, respectively. At June 30, 2014, NT$340,000,000 or $11,361,000 U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of June 30, 2014 and 2013, the total assets of $751,396,000 and $586,742,000, respectively collateralized the line of credit with Bank of America and were all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan, As of June 30, 2014 and 2013, total assets collateralizing the term loan with Bank of America were $17,584,000 and $17,813,000. As of June 30, 2014, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

As of June 30, 2014 and 2013, the land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27,345,000 and $27,702,000, respectively. There are no financial covenants associated with the term loan with China Trust Bank at June 30, 2014.

WEST\249206192.2                        58

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturities

The following table as of June 30, 2014, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2015	$42,554
2016	2,800
2017	933
2018	—
2019	—
Thereafter	—
Total	$46,287

Note 9.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 1.0% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at June 30, 2014.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2014, 2013 and 2012, the Company purchased products from Ablecom totaling $201,848,000, $179,735,000 and $168,744,000, respectively. For fiscal year 2014, 2013 and 2012, the Company sold products to Ablecom totaling $14,576,000, $13,805,000 and $12,229,000, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2014 and 2013, were $621,000 and $974,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2014 and 2013, were $48,969,000 and $50,448,000, respectively. In fiscal year 2014, the Company paid Ablecom the majority of invoiced dollars between 63 and 98 days of invoice date. For the years ended June 30, 2014, 2013 and 2012, the Company paid $6,906,000, $5,076,000 and $5,042,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $64,464,000 and $53,684,000 at June 30, 2014

WEST\249206192.2                        59

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2013, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. The Management Company had no business operations as of June 30, 2012. In fiscal year 2014 and 2013, $(6,000) and $13,000 of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the consolidated statements of operations.

Note 10.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

In January 2011, the Board of Directors approved an amendment to the 2006 Equity Incentive Plan (the “2006 Plan”) that increased by 2,000,000 the aggregate maximum number of shares that may be issued under the 2006 Plan. The amendment to the 2006 Plan was approved by the Company’s stockholders in February 2011. The authorized number of shares that may be issued under the 2006 Plan automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. The 2006 Plan is the successor equity incentive plan to the Company's 1998 Stock Option Plan. As of June 30, 2014, the Company had 341,617 authorized shares available for future issuance under the 2006 plan.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over five years. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the award. 898,205 and 718,564 shares were vested as of June 30, 2014 and 2013, respectively.

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

WEST\249206192.2                        60

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of stock option grants for the years ended June 30, 2014, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2014	2013	2012
Risk-free interest rate	1.53% - 1.90%	0.65% - 0.90%	0.83% - 1.32%
Expected life	5.49 - 5.58 years	5.03 - 5.15 years	5.01 - 5.04 years
Dividend yield	—%	—%	—%
Volatility	43.48% - 50.07%	51.27% - 51.76%	45.62% - 53.72%
Weighted-average fair value	$7.23	$4.53	$7.15

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2014, 2013 and 2012 (in thousands):

	Years Ended June 30,
	2014	2013	2012
Cost of sales	$941	$953	$783
Research and development	6,783	6,527	5,542
Sales and marketing	1,260	1,541	1,469
General and administrative	2,078	2,340	2,458
Stock-based compensation expense before taxes	11,062	11,361	10,252
Income tax impact	(2,426)	(548)	(1,582)
Stock-based compensation expense, net	$8,636	$10,813	$8,670

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $7,041,000, $1,734,000 and $3,421,000 of excess tax benefits accounted in the Company’s additional paid-in capital in the year ended June 30, 2014, 2013 and 2012, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $2,992,000, $865,000 and $2,047,000 in the year

WEST\249206192.2                        61

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended June 30, 2014, 2013 and 2012, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option Activity

The following table summarizes stock option activity during the years ended June 30, 2014, 2013 and 2012 under all stock option plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2011 (6,617,414 shares exercisable at weighted average exercise price of $7.18 per share)	10,480,785	$8.86
Granted (weighted average fair value of $7.15)	2,381,700	15.89
Exercised	(1,211,070)	7.06
Forfeited	(349,187)	14.60
Balance as of June 30, 2012 (7,410,152 shares exercisable at weighted average exercise price of $8.25 per share)	11,302,228	10.36
Granted (weighted average fair value of $4.53)	1,952,270	11.83
Exercised	(612,034)	3.01
Forfeited	(436,286)	14.01
Balance as of June 30, 2013 (8,731,818 shares exercisable at weighted average exercise price of $9.66 per share)	12,206,178	10.83
Granted (weighted average fair value of $7.23)	1,808,006	15.87
Exercised	(2,863,878)	8.36
Forfeited	(244,704)	14.25
Balance as of June 30, 2014	10,905,602	$12.24	6.28	$142,053
Options vested and expected to vest at June 30, 2014	10,633,458	$12.16	6.20	$139,430
Options vested and exercisable at June 30, 2014	7,558,631	$11.05	5.21	$107,481

The total pretax intrinsic value of options exercised during the years ended June 30, 2014, 2013 and 2012 was $30,165,000, $4,614,000 and $11,589,000, respectively. As of June 30, 2014, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $19,236,000, which will be recognized over a weighted-average vesting period of approximately 2.4 years.

WEST\249206192.2                        62

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of June 30, 2014, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$2.60 - 6.14	1,373,230	3.37	$4.87	1,373,230	$4.87
6.21 - 8.36	1,149,959	4.08	7.97	1,149,959	7.97
8.47 - 10.35	1,355,173	6.76	9.62	761,809	9.55
10.66 - 11.76	1,259,691	6.02	10.92	1,025,009	10.74
11.81 - 13.61	1,313,886	6.73	12.70	1,037,201	12.72
13.67 - 14.23	1,333,831	6.53	13.98	677,016	13.81
15.22 - 17.29	1,369,860	7.54	16.41	839,991	16.31
17.69 - 18.93	1,496,712	8.24	18.58	607,694	18.67
20.70	231,260	8.56	20.70	86,722	20.70
21.86	22,000	9.62	21.86	—	—
$2.60 - $21.86	10,905,602	6.28	$12.24	7,558,631	$11.05

Restricted Stock Award Activity

The following table summarizes the Company’s restricted stock award activity for the year ended June 30, 2014, 2013 and 2012:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at June 30, 2011	538,923	$10.66
Granted	3,500	17.29
Vested	(179,641)	10.66
Forfeited	—	—
Nonvested stock at June 30, 2012	362,782	10.72
Granted	—	—
Vested	(183,141)	10.79
Forfeited	—	—
Nonvested stock at June 30, 2013	179,641	10.66
Granted	3,500	14.23
Vested	(183,141)	10.73
Forfeited	—	—
Nonvested stock at June 30, 2014	—	$—

The total pretax intrinsic value of restricted stock awards vested was $1,965,000, $2,225,000 and $2,375,000 for the years ended June 30, 2014, 2013 and 2012, respectively. In fiscal year 2014, 2013 and 2012, upon vesting, 183,141, 183,141 and 179,641 shares of restricted stock awards were partially net share-settled such that the Company withheld 51,583, 85,091 and 83,857 shares, respectively, with value equivalent to an officer's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities were $681,000, $1,034,000 and $1,109,000 in fiscal year 2014, 2013 and 2012, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of

WEST\249206192.2                        63

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. There is no unvested restricted stock awards at June 30, 2014.

Note 11.        Income Taxes

The components of income before income tax provision for the years ended June 30, 2014, 2013 and 2012 are as follows (in thousands):

	Years Ended June 30,
	2014	2013	2012
United States	$66,152	$14,102	$41,540
Foreign	13,442	12,494	3,811
Income before income tax provision	$79,594	$26,596	$45,351

The income tax provision for the years ended June 30, 2014, 2013 and 2012, consists of the following (in thousands):

	Years Ended June 30,
	2014	2013	2012
Current:
Federal	$20,102	$7,904	$17,210
State	624	684	817
Foreign	5,252	3,806	1,206
	25,978	12,394	19,233
Deferred:
Federal	122	(5,984)	(2,862)
State	(472)	(1,093)	(873)
Foreign	(191)	—	—
	(541)	(7,077)	(3,735)
Income tax provision	$25,437	$5,317	$15,498

The Company’s net deferred tax assets as of June 30, 2014 and 2013, consist of the following (in thousands):

	June 30,
	2014	2013
Warranty accrual	$2,459	$2,204
Marketing fund accrual	938	795
Inventory valuation	9,472	10,313
Stock-based compensation	4,114	3,889
Research and development credit	1,938	1,906
Other	4,719	4,216
Total deferred income tax assets	23,640	23,323
Deferred tax liabilities-depreciation and other	(644)	(262)
Deferred income tax assets-net	$22,996	$23,061

WEST\249206192.2                        64

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative undistributed earnings of our foreign subsidiaries of $22,737,000 at June 30, 2014 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Income tax benefits resulting from stock option transactions of $7,041,000, $1,734,000 and $3,421,000 were credited to stockholders’ equity in the years ended June 30, 2014, 2013 and 2012, respectively.

The following is a reconciliation for the years ended June 30, 2014, 2013 and 2012, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2014	2013	2012
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	3.3	3.8	2.5
Foreign tax rate differences	(2.5)	(6.7)	(1.0)
Research and development tax credit	(4.0)	(14.4)	(5.7)
Qualified production activity deduction	(1.8)	(2.9)	(2.4)
Stock based compensation	4.5	13.5	6.2
Uncertain tax positions	(2.1)	(11.0)	(0.5)
Subpart F income inclusion	(3.9)	(3.8)	(0.6)
Foreign withholding tax	4.1	5.5	2.0
Federal tax return to provision adjustment	(0.7)	(3.9)	(0.2)
Other	0.1	4.9	(1.1)
Effective tax rate	32.0%	20.0%	34.2%

As of June 30, 2014, the Company had state research and development tax credit carryforwards of $7,738,000. The state research and development tax credits will carryforward to offset future state income taxes. $4,755,000 of the state research and development tax credit carryforwards were attributable to excess tax deductions from stock options exercises, and were not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

In January 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit for two years to December 31, 2013, retroactive to January 1, 2012. As a result, during fiscal year 2013, the Company recognized a total tax benefit of $3,708,000, of which $1,455,000 related to fiscal year 2012.

WEST\249206192.2                        65

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2011	$6,549
Gross increases:
For current year’s tax positions	1,302
For prior years’ tax positions	501
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(225)
For prior year' tax positions	(102)
Balance at June 30, 2012	8,025
Gross increases:
For current year’s tax positions	2,044
For prior years’ tax positions	490
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(2,470)
For prior years’ tax positions	—
Balance at June 30, 2013	8,089
Gross increases:
For current year’s tax positions	3,120
For prior years’ tax positions	132
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(1,726)
For prior years’ tax positions	—
Balance at June 30, 2014	$9,615
__________________________

*	excludes interest, penalties, federal benefit of state reserves

In March 2014, the California Franchise Tax Board and the Company agreed to all outstanding items related to the audit of the Company's California income tax returns for the fiscal years ended June 30, 2008 through June 30, 2010. As a result of the resolution, the Company recognized a net benefit to the provision for income taxes of $1,089,000, which included a reduction in interest expense of $46,000.

In March 2013, the Internal Revenue Service and the Company agreed to all outstanding items related to the audit of the Company's federal income tax returns for the fiscal years ended June 30, 2008 through June 30, 2010. As a result of the resolution, the Company recognized a net benefit to the provision for income taxes of $2,017,000, which included a reduction in interest expense of $266,000.

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $8,168,000 and $6,499,000 as of June 30, 2014 and 2013, respectively. In fiscal year 2014, the liability for gross unrecognized tax benefit was reduced by $1,726,000 primarily due to the audit settlement with California Franchise Tax Board and foreign tax authority.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. As of June 30, 2014 and 2013, the Company had accrued $818,000 and $797,000 for the payment of interest and penalties relating to unrecognized tax benefits, respectively. During fiscal year 2014, 2013 and 2012, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations remain open in general for tax years 2011 through 2014. The state statute of limitations remain open in general for tax years 2009 through 2014. The statute of limitations in major foreign jurisdictions remain open for

WEST\249206192.2                        66

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

examination in general for tax years 2007 through 2014. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2016. As of June 30, 2014, these remaining non-cancellable commitments were $211,090,000 compared to $249,005,000 as of June 30, 2013.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $45,210,000, which will be paid through December 2014. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

Lease Commitments—The Company leases offices and equipment under noncancelable operating leases which expire at various dates through 2019. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	Balance as of
	Capital Leases	Operating Leases
Year ending June 30, 2015	$103	$3,265
Year ending June 30, 2016	99	1,129
Year ending June 30, 2017	90	130
Year ending June 30, 2018	66	1
Year ending June 30, 2019	30	1
Thereafter	—	—
Total minimum lease payments	388	$4,526
Less: Amounts representing interest	49
Present value of minimum lease payments	339
Less: Long-term portion	259
Current portion	$80

Rent expense for the years ended June 30, 2014, 2013 and 2012, was $3,477,000, $3,345,000 and $3,444,000, respectively.

Note 13.        Retirement Plan

The Company sponsors a 401(k) savings plan for eligible U.S. employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2014, 2013 and 2012.

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

WEST\249206192.2                        67

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company. For the years ended June 30, 2014, 2013 and 2012, the Company’s matching contribution was $198,000, $133,000 and $115,000, respectively.

The Company maintains a defined benefit pension plan of Super Micro Computer, Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. Plan assets of the funded defined benefit pension plan are deposited into a government-managed account in which the Company has no control over investment strategy. For the years ended June 30, 2014, 2013 and 2012, the Company’s contribution was $740,000, $660,000 and $509,000, respectively.

Note 14.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the years ended June 30, 2014, 2013 and 2012, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2014	2013	2012
Net sales:
United States	$809,250	$629,869	$589,709
Europe	316,760	265,635	221,373
Asia	299,403	237,798	175,980
Other	41,789	29,259	26,812
	$1,467,202	$1,162,561	$1,013,874

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	June 30,
	2014	2013
Long-lived assets:
United States	$94,119	$61,976
Asia	36,123	33,500
Europe	347	436
	$130,589	$95,912

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2014		2013		2012
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$740,789	50.5%	$501,868	43.2%	$447,000	44.1%
Subsystems and accessories	726,413	49.5%	660,693	56.8%	566,874	55.9%
Total	$1,467,202	100.0%	$1,162,561	100.0%	$1,013,874	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total

WEST\249206192.2                        68

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net sales for any of the years ended June 30, 2014, 2013 and 2012. No customer accounted for 10% or more of the Company's accounts receivable as of June 30, 2014. One customer accounted for 14.4% of the Company's accounts receivable as of June 30, 2013.

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

	Three Months Ended
	Sep. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	Jun. 30, 2014
	(In thousands, except per share data)
Net sales	$309,016	$356,362	$373,755	$428,069
Gross profit	$46,792	$55,092	$57,264	$66,397
Net income	$7,699	$13,335	$16,574	$16,549
Net income per common share:
Basic	$0.18	$0.31	$0.38	$0.37
Diluted	$0.17	$0.30	$0.35	$0.34

	Three Months Ended
	Sep. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	Jun. 30, 2013
	(In thousands, except per share data)
Net sales	$270,707	$291,487	$278,034	$322,333
Gross profit	$35,015	$40,122	$38,893	$46,023
Net income	$899	$4,914	$7,040	$8,426
Net income per common share:
Basic	$0.02	$0.12	$0.17	$0.20
Diluted	$0.02	$0.11	$0.16	$0.19

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

WEST\249206192.2                        69

Item 9A.    Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override, error or improper acts may occur and not be detected. Any resulting misstatement or loss may have an adverse and material effect on our business, financial condition and results of operations.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company and our report dated September 15, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to significant related party transactions.

/s/ Deloitte & Touche LLP
San Jose, California
September 15, 2014

WEST\249206192.2                        71

Item 9B.    Other Information

None.
PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

Our executive officers and directors and their ages and their positions as of August 31, 2014, are as follows:

Name	Age	Position(s)
Charles Liang	56	President, Chief Executive Officer and Chairman of the Board
Howard Hideshima	55	Senior Vice President, Chief Financial Officer
Phidias Chou	56	Senior Vice President, Worldwide Sales
Yih-Shyan (Wally) Liaw	59	Senior Vice President of International Sales, Corporate Secretary and Director
Chiu-Chu (Sara) Liu Liang	52	Senior Vice President of Operations, Treasurer and Director
Gregory K. Hinckley(1)(4)	67	Director
Hwei-Ming (Fred) Tsai(1)(2)(3)(4)	58	Director
Laura Black(1)(4)	53	Director
Sherman Tuan(2)(3)(4)	60	Director
__________________________

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Howard Hideshima has served as our Senior Vice President, Chief Financial Officer since May 2014 and our Chief Financial Officer since May 2006. From November 2005 to May 2006, Mr. Hideshima was Vice President of Finance at Force10 Networks, Inc., a network equipment company, and from July 2004 to November 2005, he served as Director of Finance for that company. From April 2001 to June 2004, Mr. Hideshima was Chief Financial Officer and Vice President of Finance and Administration at Virtual Silicon Technology, Inc., a semiconductor intellectual property company. From January 2000 to March 2001, he served as Chief Financial Officer at Internet Corporation, an Internet services company. From January 1999 to December 1999, he was Vice President of Finance and from July 1997 to December 1999 Chief Accounting Officer at ESS Technology, Inc., a fabless semiconductor company. Mr. Hideshima holds an M.B.A. from San Francisco State University and a B.S. in Business Administration from the University of California at Berkeley.

WEST\249206192.2                        72

Phidias Chou has served as our Senior Vice President, Worldwide Sales since May 2014 and Vice President, Worldwide Sales from September 2008 to April 2014. Mr. Chou served as our Vice President of Sales, Regional and Strategic Account from July 2006 to August 2008 and served as our Senior Director of Sales from August 2000 to July 2006. From April 1996 to August 2000, Mr. Chou was General Manager at US Sertek, a subsidiary of Acer, Inc., a PC and server company. From July 1992 to April 1996, he was Director of Sales and from October 1987 to July 1992, he was PC Product Manager at Acer Taiwan. Mr. Chou received an M.B.A. from Chung Yuan Christian University and a B.S. in Mechanical Engineering from National Chung Hsing University.

Yih-Shyan (Wally) Liaw co-founded Super Micro and has served as our Senior Vice President of International Sales since May 2014 and Corporate Secretary and a member of our board of directors since our inception in September 1993. Mr. Liaw was our Vice President of International Sales from September 1993 to April 2014. From 1988 to 1991, Mr. Liaw was Vice President of Engineering at Great Tek, a computer company. Mr. Liaw holds an M.S. in Computer Engineering from University of Arizona, an M.S. in Electrical Engineering from Tatung Institute of Technology in Taiwan, and a B.S. degree from Taiwan Provincial College of Marine and Oceanic Technology. Our Governance Committee concluded that Mr. Liaw should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise and his long familiarity with the Company’s business.

Chiu-Chu (Sara) Liu Liang co-founded Super Micro and has served as Senior Vice President of Operations since May 2014 and Treasurer and a member of our board of directors since our inception in September 1993. Ms. Liang was Vice President of Operations from September 1993 to April 2014. From 1985 to 1993, Ms. Liang held finance and operational positions for several companies, including Micro Center Computer Inc. Ms. Liang holds a B.S. in Accounting from Providence University in Taiwan. Ms. Liang is married to Mr. Charles Liang, our Chairman, President and Chief Executive Officer. Our Governance Committee concluded that Ms. Liang should serve on the Board based on her skills, experience, her general expertise in business and accounting and her long familiarity with the Company’s business.

Non-Management Directors

Gregory K. Hinckley has been a member of our board of directors since January 2009. Mr. Hinckley is currently the President and interim Chief Financial Officer of Mentor Graphics Corporation, a publicly traded provider of electronic design automation solutions. He began at Mentor Graphics in January 1997. Prior to Mentor Graphics, he served as Chief Financial Officer for two other publicly traded companies—VLSI Technology, Inc. and Bio-Rad Laboratories, Inc. Mr. Hinckley is a director of SI-Bone, Inc. (a privately held orthopedic device company), an advisory director of Portland State University Engineering School and a board of trustees of Claremont McKenna College. Until 2013, Mr. Hinckley was a director of Intermec, Inc., a provider of integrated systems solutions. Mr. Hinckley holds a Bachelor of Arts degree in physics from Claremont McKenna College, a Master of Science degree in applied physics from University of California, an MBA degree from Harvard Business School, and was a Fullbright Scholar in applied mathematics at Nottingham University in England. He is also a Certified Public Accountant. Our Governance Committee concluded that Mr. Hinckley should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, his experience and qualifications in finance and operations and his financial literacy.

Hwei-Ming (Fred) Tsai has been a member of our board of directors since August 2006. Mr. Tsai has served as an independent director of ANZ Bank (Taiwan) Limited, a wholly owned subsidiary of Australia and New Zealand Banking Group Limited since September 2013. Mr. Tsai has also been an independent business consultant since January 2010. Mr. Tsai served as Executive Vice President and Chief Financial Officer of SinoPac Bancorp, a financial holding company based in Los Angeles, California from February 2001 and August 2005, respectively, to December 2009. He also served as Senior Executive Vice President of Far East National Bank, a commercial bank that is held by SinoPac Bancorp from December 2002 to December 2009. Mr. Tsai received a Master in Professional Accounting from the University of Texas at Austin and a B.A. in Accounting from National Taiwan University in Taiwan. Our Governance Committee concluded that Mr. Tsai should serve on the Board based on his skills, experience and qualifications in capital finance, his financial literacy and his familiarity with the Company’s business.

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

WEST\249206192.2                        73

TRW as an electrical engineer designing spread spectrum communication systems. Ms. Black holds a BSEE from University of California at Davis, a MSEE from Santa Clara University and a MS Management from Stanford. Our Governance Committee concluded that Ms. Black should serve on the Board based on her skills, experience and qualifications in capital finance, her financial literacy and her familiarity with technology businesses.

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
The current composition of the board is:

Class I Directors (terms expiring at the 2016 annual meeting)	Charles Liang Sherman Tuan
Class II Directors (terms expiring at the 2014 annual meeting)	Yih-Shyan (Wally) Liaw Laura Black Gregory K. Hinckley
Class III Directors (terms expiring at the 2015 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

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

WEST\249206192.2                        74

Director Independence

The rules of NASDAQ generally require that a majority of the members of a listed company's board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company's audit, compensation, and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and the listing requirements of The NASDAQ Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of The NASDAQ Stock Market

The board affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in applicable NASDAQ listing standards. Our director independence standards are set forth in our “Corporate Governance Guidelines” available at the website noted above.

Based on these standards, our board of directors has determined that four of its current seven members, Gregory K. Hinckley, Hwei-Ming (Fred) Tsai, Laura Black and Sherman Tuan, are "independent directors" under the applicable rules and regulations of the SEC and the listing requirements and rules of The NASDAQ Stock Market. In assessing the independence of Mr. Hinckley, the Board considered an immaterial level of transactions between the Company and Mentor Graphics.

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend our annual meeting of stockholders. Five of our then directors attended our annual meeting of stockholders held during fiscal 2014. The board of directors held four meetings during fiscal year 2014, each of which were regularly scheduled meetings. The board of directors also acted by unanimous written consent one time during fiscal year 2014. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2014.

Board Leadership Structure

Our Chairman, Charles Liang, is also our CEO. The Board and our Governance Committee believe that it is appropriate for Mr. Liang to serve as both the CEO and Chairman due to the relatively small size of our Board, and the fact that Mr. Liang is the founder of the Company with extensive experience in our industry. The Company does not currently have a lead independent director.

WEST\249206192.2                        75

Board Role in the Oversight of Risk

Our Board exercises oversight over our risk management activities, requesting and receiving reports from management. The board of directors exercises this oversight responsibility directly and through its committees. Our Board has delegated primary responsibility for oversight of risks relating to financial controls and reporting to our Audit Committee, which in turn reports to the full Board on such matters as appropriate. The Audit Committee also assists the Board in oversight of certain Company risks, particularly in the areas of internal controls, financial reporting and review of related party transactions.

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

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Laura Black (1)	Sherman Tuan(1)	Hwei-Ming (Fred) Tsai(1)
Gregory K. Hinckley	Hwei-Ming (Fred) Tsai	Sherman Tuan
Hwei-Ming (Fred) Tsai

__________________________

(1)	Committee Chairperson

Audit Committee

The Audit Committee has three members. The Audit Committee met six times in fiscal year 2014, five of which were regularly scheduled quarterly meetings and one was special meeting. Our board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing standards of NASDAQ and the rules of the SEC. Our board has also determined that each member of our Audit Committee is a “financial expert” as defined under applicable SEC rules.

As outlined more specifically in the Audit Committee charter, the Audit Committee has, among other duties, the following responsibilities:

•	The appointment, compensation and retention of our independent auditors, and the review and evaluation of the auditors’ qualifications, independence and performance;

•	Oversees the auditors’ audit work and reviews and pre-approves all audit and non-audit services that may be performed by them;

•	Reviews and approves the planned scope of our annual audit;

•	Monitors the rotation of partners of the independent auditors on our engagement team as required by law;

•	Reviews our financial statements and discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements;

•	Reviews our critical accounting policies and estimates;

•	Oversees the adequacy of our financial controls;

•	Reviews annually the audit committee charter and the committee’s performance;

•	Reviews and approves all related-party transactions; and

WEST\249206192.2                        76

•
Establishes and oversees procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters and oversees enforcement, compliance and remedial measures under our Code of Business Conduct and Ethics.

Compensation Committee

The Compensation Committee has two members and met five times in fiscal year 2014. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing standards of NASDAQ.

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

Nominating and Corporate Governance Committee

The Governance Committee has two members and met four times in fiscal year 2014. The Governance Committee is comprised solely of non-employee directors. Our board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing standards of NASDAQ.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal year 2014, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

WEST\249206192.2                        77

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2014 transactions in our common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2014, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year, other than one late report made by each of Charles Liang. Chiu-Chu (Sara) Liu Liang, Phidias Chou, Yih-Shyan Wally Liaw, Gregory Hinckley, Sherman Tuan and Laura Black in each case with respect to one transaction and four late report made by Hwei-Ming (Fred) Tsai in each case with respect to one transaction.

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

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of Charles Liang, our President and Chief Executive Officer, and Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by one or more of Mr. Liang, Mr. Hideshima and Robert Aeschliman, our General Counsel. However, Messrs. Liang and Hideshima do not attend the portion of meetings during which their own performance or compensation is being discussed. Mr. Liang, Mr. Hideshima and Mr. Aeschliman support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In August 2013 and April 2014, as part of making an overall assessment of each individual’s role and performance, and structuring our compensation programs for fiscal year 2014, the Compensation Committee reviewed recommendations of management as well as publicly available peer group compensation data.

Compensation Philosophy and Objectives

It is the Compensation Committee’s philosophy to link the named executive officers’ compensation to corporate performance. The base salary, quarterly bonuses and stock option grants of the named executive officers are determined in part by the Compensation Committee reviewing data on prevailing compensation practices of comparable technology companies with whom we compete for executive talent, and evaluating such information in connection with our corporate goals and compensation practices. The Company’s compensation philosophy has been unchanged over the last several years.

The Compensation Committee considers various sources of competitive data when determining executive compensation levels, including compensation data from a sampling of public companies and public compensation surveys. For fiscal year 2014, the sample of companies consisted of the following companies:

Brocade Communications Systems, Inc.	Network Appliance, Inc.
Juniper Network, Inc.	Riverbed Technology, Inc.
Netgear, Inc.	Silicon Graphics International

In selecting the companies for inclusion in the sample, the following factors were considered: industry, net revenues, operating income and whether the company may compete against us for executive talent. These companies ranged in annual revenue from

WEST\249206192.2                        78

approximately $767.0 million to $6.3 billion. In addition to gathering data specific to the above listed companies, the Compensation Committee also reviewed public surveys of compensation practices.

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

The Role of Stockholder Say-on-Pay Votes.

Our board of directors, the Compensation Committee, and our management value the opinions of our stockholders. At our annual meeting of stockholders held on February 13, 2014 (the "2013 Annual Meeting"), we provided our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of the Company's named executive officers as disclosed in the proxy statement for our 2013 Annual Meeting. At the meeting, 35,521,057 shares or approximately 98.1% of the stockholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, while only 514, 344 or approximately 1.4% voted against (with approximately 155,954 shares or 0.4% abstaining). 4,727,490 shares held by brokers were not voted with respect to this proposal. Although the advisory stockholder vote on executive compensation is non-binding, the Compensation Committee has considered and will continue to consider, the outcome of the vote when making future compensation decisions for named executive officers. In determining and deciding on executive compensation for fiscal year 2014, our Compensation Committee took into account the results of the 2013 Annual Meeting stockholder advisory vote to approve executive compensation, particularly the strong support expressed by the Company's stockholders, as one of the many factors considered in deciding that the Company's compensation policies and procedures for 2014 should largely remain consistent with our policies and procedures in prior years.

Role of Executive Officers in the Compensation Process

Management provides recommendations to the Compensation Committee on issues such as compensation program design, and evaluations of executive and Company performance. In fiscal year 2014, the Compensation Committee also had access to competitive data collected by management. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our executive officers rests with the Compensation Committee.

In addition, the Company evaluates the use of a compensation consultant each year, but currently does not feel that it is necessary to engage a compensation consultant as part of the Company’s compensation process.

Fiscal Year 2014 Executive Officer Compensation Components

For fiscal year 2014, the principal components of compensation for our executive officers were:

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

WEST\249206192.2                        79

Fiscal Year 2014 Executive Officer Compensation

In August 2013, the Compensation Committee met to review the base salaries of our executive officers for fiscal year 2014. In determining base salaries for fiscal year 2014, the Compensation Committee decided to increase the base salary of our executive officers other than the Chief Executive Officer after taking into account the recommendations of our Chief Executive Officer and taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of each position and an annual review of the contribution and experience of each executive officer. For the Chief Executive Officer, the Compensation Committee considered substantially the same sort of information, as well as the size of the company and the Chief Executive Officer’s stock ownership, and determined to increase the base salary of the Chief Executive Officer. Based upon its review, the Compensation Committee approved increases in base salaries for our executive officers set forth below. The base salary increases were comparable to the average percentage base salary increases granted to our employees generally.

	Principal Position	2013 Base Salary	2014 Base Salary	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$304,051	$313,173	3.0%
Howard Hideshima	Senior Vice President and Chief Financial Officer	$270,153	$280,956	4.0%
Phidias Chou	Senior Vice President, Worldwide Sales	$243,892	$253,635	4.0%
Yih-Shyan (Wally) Liaw	Senior Vice President, International Sales, Corporate Secretary and Director	$194,456	$202,216	4.0%
Chiu-Chu (Sara) Liu Liang	Senior Vice President of Operations, Treasurer, and Director	$188,952	$196,505	4.0%

Quarterly Bonus. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Committee. Bonuses are not awarded based upon any specific plan or formula, but are subjectively determined based upon our performance during the quarter and the individual’s contributions. Historically these bonuses have ranged from zero to an amount equal to two weeks of base salary. For fiscal year 2014, other than the Chief Executive Officer, approximately half a week of base salary was granted to our executive officers.

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

In fiscal year 2014, the Compensation Committee approved grants of additional options to Mr. Chou, Mr. Liaw and Ms. Liang, as part of the Compensation Committee’s review of all employee grant levels.

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

WEST\249206192.2                        80

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

WEST\249206192.2                        81

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on this review and these discussions, the Committee recommended to the board of directors that the CD&A be included in this filing.

This report has been furnished by the Compensation Committee.

Sherman Tuan, Chair
Hwei-Ming (Fred) Tsai

WEST\249206192.2                        82

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended 2014, 2013 and 2012 by our Chief Executive Officer, our Chief Financial Officer, our three other most highly-compensated executive officers. We refer to these officers as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Charles Liang	2014	$312,793	$—	$—	$—	$—	$—	$17,505	$330,298
President, Chief Executive Officer and Chairman of the Board	2013	303,682	—	—	633,652	—	—	17,267	954,601
	2012	295,097	—	—	—	—	—	16,741	311,838

Howard Hideshima	2014	286,173	2,593	—	—	—	—	9,839	298,605
Senior Vice President and Chief Financial Officer	2013	271,325	—	—	258,090	—	—	5,273	534,688
	2012	263,624	—	—	—	—	—	7,730	271,354

Phidias Chou	2014	257,396	2,341	—	225,577	—	—	14,042	499,356
Senior Vice President, Worldwide Sales	2013	243,501	—	—	—	—	—	11,423	254,924
	2012	234,396	—	—	275,028	—	—	9,735	519,159

Yih-Shyan (Wally) Liaw	2014	206,122	1,867	—	202,899	—	—	11,196	422,084
Senior Vice President, International Sales, Corporate Secretary and Director	2013	194,070	—	—	—	—	—	10,930	205,000
	2012	185,160	—	—	209,562	—	—	10,402	405,124

Chiu-Chu (Sara) Liu Liang	2014	200,357	1,814	—	174,800	—	—	5,806	382,777
Senior Vice President of Operations, Treasurer and Director	2013	188,723	—	—	—	—	—	7,315	196,038
	2012	183,416	—	—	207,208	—	—	6,784	397,408

__________________________

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers.

(2)
The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2014 included in our Annual Report on Form 10-K.

(3)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.

(4)	Amount reflects vacation and sick pay.

WEST\249206192.2                        83

Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2014 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Phidias Chou	10/21/2013	—	—	—	—	17,227	(2)	$14.23	$114,295
Phidias Chou	10/21/2013	—	—	—	—	16,773	(3)	14.23	111,282
Yih-Shyan (Wally) Liaw	4/21/2014	—	—	—	—	15,458	(4)	18.93	136,366
Yih-Shyan (Wally) Liaw	4/21/2014	—	—	—	—	7,542	(5)	18.93	66,533
Chiu-Chu (Sara) Liu Liang	1/20/2014	—	—	—	—	23,000	(6)	17.96	174,800

__________________________

(1)	Represents the fair value of each stock option and award as of the date of grant, computed in accordance with ASC Topic 718.

(2)	These incentive stock options vest at the rate of 25% on September 13, 2014 and 1/16th per quarter thereafter, such that the shares will be fully vested on September 13, 2017.

(3)	These non-qualified stock options vest at the rate of 25% on September 13, 2014 and 1/16th per quarter thereafter, such that the shares will be fully vested on September 13, 2017.

(4)	These non-qualified stock options vest at the rate of 25% on March 30, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 30, 2018.

(5)	These incentive stock options vest at the rate of 25% on March 30, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 30, 2018.

(6)	These non-qualified stock options vest at the rate of 25% on December 12, 2014 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2017.

WEST\249206192.2                        84

Outstanding Equity Awards at Fiscal Year-End 2014

The following table provides information concerning the outstanding equity-based awards as of June 30, 2014, and the option exercise price and expiration dates for each award, held by each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Charles Liang	150,000	(2)	—		$3.08	12/28/2014
	720,000	(3)	—		$10.66	3/4/2019
	99,000	(4)	33,000	(4)	$18.59	4/25/2021
	86,722	(5)	231,260	(5)	$20.70	1/21/2023
							179,641	$4,539,528
Howard Hideshima	19,198	(6)	—		$13.89	11/17/2016
	110,802	(6)	—		$13.89	11/17/2016
	32,500	(7)	—		$10.19	4/26/2017
	56,614	(8)	—		$13.61	8/2/2020
	10,886	(8)	—		$13.61	8/2/2020
	18,904	(9)	18,906	(9)	$12.50	8/6/2022
	4,344	(9)	4,346	(9)	$12.50	8/6/2022
Phidias Chou	9,000	(10)	—		$3.25	9/30/2015
	22,500	(11)	—		$5.53	4/29/2019
	31,030	(12)	—		$8.36	10/26/2019
	18,970	(12)	—		$8.36	10/26/2019
	4,227	(13)	1,923	(13)	$15.22	10/24/2021
	22,583	(13)	10,267	(13)	$15.22	10/24/2021
	—		17,227	(14)	$14.23	10/21/2023
	—		16,773	(14)	$14.23	10/21/2023
Yih-Shyan (Wally) Liaw	30,635	(15)	—		$7.46	4/28/2018
	30,275	(15)	—		$7.46	4/28/2018
	9,449	(16)	630	(16)	$13.61	8/2/2020
	7,191	(16)	480	(16)	$13.61	8/2/2020
	10,300	(17)	8,013	(17)	$17.29	4/23/2022
	4,886	(17)	3,801	(17)	$17.29	4/23/2022
	—		15,458	(18)	$18.93	4/21/2024
	—		7,542	(18)	$18.93	4/21/2024
Chiu-Chu (Sara) Liu Liang	64,800	(19)	—		$3.50	12/30/2015
	20,300	(11)	—		$5.53	4/29/2019
	19,615	(20)	—		$11.81	1/25/2020
	20,985	(20)	—		$11.81	1/25/2020
	18,125	(21)	10,875	(21)	$17.09	1/23/2022
	—		23,000	(22)	$17.96	1/20/2024

__________________________

(1)	Market value based upon the closing price of our common stock of $25.27 on June 30, 2014 multiplied by the number of restricted stock awards.

(2)	Options vested at the rate of 25% on November 1, 2005 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2008.

(3)	Options vested at the rate of 25% on November 1, 2009 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2012.

(4)	Options vested at the rate of 25% on April 25, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on April 25, 2015.

WEST\249206192.2                        85

(5)	Options vested at the rate of 25% on November 1, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2016.

(6)	Options vested at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2010.

(7)	Options vested at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares were fully vested on April 26, 2011.

(8)	Options vested at the rate of 25% on May 8, 2011 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2014.

(9)	Options vested at the rate of 25% on May 7, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 7, 2016.

(10)	Options vested at the rate of 25% on July 1, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2009.

(11)	Options vested at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on April 29, 2013.

(12)	Options vested at the rate of 25% on July 1, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2013.

(13)	Options vested at the rate of 25% on July 1, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2015.

(14)	Options vest at the rate of 25% on September 13, 2014 and 1/16th per quarter thereafter, such that the shares will be fully vested on September 13, 2017.

(15)	Options vested at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2012.

(16)	Options vested at the rate of 25% on August 2, 2011 and 1/16th per quarter thereafter, such that the shares will be fully vested on August 2, 2014.

(17)	Options vested at the rate of 25% on March 29, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 29, 2016.

(18)	Options vest at the rate of 25% on March 30, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 30, 2018.

(19)	Options vested at the rate of 25% on December 12, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on December 12, 2009.

(20)	Options vested at the rate of 25% on December 12, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on December 12, 2013.

(21)	Options vested at the rate of 25% on December 12, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2015.

(22)	Options vest at the rate of 25% on December 14, 2014 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 14, 2017.

Option Exercises and Stock Vested During Fiscal Year 2014

The following table sets forth the dollar amounts realized pursuant to the exercise or vesting of equity-based awards by our named executive officers during fiscal year 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	450,000	$6,786,500	179,641	$2,337,129
Howard Hideshima	13,001	$195,300	—	$—
Phidias Chou	10,000	$108,572	—	$—
Yih-Shyan (Wally) Liaw	30,000	$549,354	—	$—
Chiu-Chu (Sara) Liu Liang	—	$—	—	$—

__________________________

(1)	Based on the difference between the closing price of our common stock on the date of exercise and the exercise price.

(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

WEST\249206192.2                        86

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

The following table shows for the fiscal year ended June 30, 2014 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory K. Hinckley	$65,000	—	$70,551	—	—	—	$135,551
Hwei-Ming (Fred) Tsai	$50,000	—	$47,034	—	—	—	$97,034
Laura Black	$42,500	—	$42,330	—	—	—	$84,830
Sherman Tuan	$47,500	—	$47,034	—	—	—	$94,534

__________________________

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2014.

(2)
The dollar amount in this column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2014 included in our Annual Report on Form 10-K.

The table below sets forth the aggregate number of option awards held by our non-employee directors as of June 30, 2014.

Name	Option Awards
Gregory K. Hinckley	63,000
Hwei-Ming (Fred) Tsai	60,000
Laura Black	27,000
Sherman Tuan	54,500

WEST\249206192.2                        87

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 31, 2014 by:

•	each of the named executive officers;

•	each of our directors;

•	all directors and executive officers as a group; and

•	all person known to us beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	9,082,994	19.4%
Howard Hideshima(5)	246,154	*
Phidias Chou(5)	121,685	*
Chiu-Chu (Sara) Liang(6)	9,082,994	19.4%
Yih-Shyan (Wally) Liaw(7)	2,249,093	4.9%
Gregory K. Hinckley(5)	750	*
Hwei-Ming (Fred) Tsai(8)	351,000	*
Laura Black(5)	15,750	*
Sherman Tuan(5)	49,500	*
All directors and executive officers as a group (9 persons)(9)	12,116,926	25.5%
5% Holder Not Listed Above:
FMR LLC(10)	6,390,039	14.0%
__________________________

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock

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

(3)
Calculated on the basis of 45,675,186 shares of common stock outstanding as of August 31, 2014, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after August 31, 2014 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.

(4)
Includes 1,086,676 shares issuable upon the exercise of options exercisable within 60 days after August 31, 2014. Also includes 3,284,468 shares jointly held by Mr. Liang and his spouse, 600,000 shares of which are pledged as security for a personal credit line, 850,000 shares held by Mr. Liang which are pledged as security for a personal credit line, 15,000 shares held by Green Earth Charitable Trust, for which Mrs. Liang serves as trustee, 6,100 shares held by Mr. Liang’s daughter, 24,400 shares held by Mr. Liang’s children, for which Mrs. Liang serves as custodian, 495,620 shares held directly by Mrs. Liang and 145,637 shares issuable upon the exercise of options held by Mrs. Liang and exercisable within 60 days after August 31, 2014. See footnote 6.

(5)	Consists of shares issuable upon the exercise of options exercisable within 60 days after August 31, 2014.

(6)
Includes 145,637 shares issuable upon the exercise of options exercisable within 60 days after August 31, 2014. Also includes 3,284,468 shares jointly held by Mr. Liang and his spouse, 600,000 shares of which are pledged as security for a personal credit line, 15,000 shares held by Green Earth Charitable Trust, 6,100 shares held by Mrs. Liang’s daughter, 24,400 shares held by Mrs. Liang’s children, for which Mrs. Liang serves as custodian, 4,025,093 shares held by Charles Liang, Mrs. Liang’s spouse, 450,000 shares of which are pledged as security for a personal credit line, and 1,086,676 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after August 31, 2014. See footnote 4.

(7)
Includes 95,534 shares issuable upon the exercise of options exercisable within 60 days after August 31, 2014. 2,056,416 shares held by Liaw Family Trust, for which Mr. Liaw and his spouse serve as trustees, 17,760 shares held

WEST\249206192.2                        88

by Mr. Liaw’s daughters, 68,177 shares held by Mrs. Liaw, and 11,206 shares issuable upon the exercise of options granted to Mrs. Liaw, exercisable within 60 days after August 31, 2014.

(8)	Includes 55,000 shares issuable upon the exercise of options exercisable within 60 days after August 31, 2014.

(9)	Includes 1,827,892 shares issuable upon the exercise of options exercisable within 60 days after August 31, 2014.

(10)
The information with respect to the holdings of FMR LLC ("FMR") is based solely on Schedule 13G/A filed February 13, 2014 by FMR. FMR has the sole power to vote and dispose of all of such shares. The address for FMR is 82 Devonshire Street, Boston, Massachusetts 02109.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any options under the 1998 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2014:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	10,905,602	$12.24	341,617	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	10,905,602	$12.24	341,617
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

WEST\249206192.2                        89

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

Stock Option Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option grants to our directors and named executive officers in fiscal year 2014.

Transactions with Ablecom Technology Inc.

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of our major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 1.0% of our common stock. Charles Liang served as a Director of Ablecom during our fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of us, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at June 30, 2014 and 2013.

We have product design and manufacturing services agreements (“product design and manufacturing agreements”) and a distribution agreement (“distribution agreement”) with Ablecom.

Under the product design and manufacturing agreements, we outsource a portion of our design activities and a significant part of our manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to our specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. We have agreed to pay for the cost of chassis and related product tooling and engineering services and will pay for those items when the work has been completed.

Under the distribution agreement, Ablecom purchases server products from us for distribution in Taiwan. We believe that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements we have with similar, third party distributors.

Ablecom’s net sales to us and its net sales of our products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2014, 2013 and 2012, we purchased products from Ablecom totaling $201,848,000, $179,735,000 and $168,744,000, respectively. For fiscal year 2014, 2013 and 2012, we sold products to Ablecom totaling $14,576,000, $13,805,000 and $12,229,000, respectively.

Amounts owed to us by Ablecom as of June 30, 2014 and 2013, were $621,000 and $974,000, respectively. Amounts owed to Ablecom by us as of June 30, 2014 and 2013, were $48,969,000 and $50,448,000, respectively. In fiscal year 2014, we have paid Ablecom the majority of invoiced dollars between 63 and 98 days of invoice. For the years ended June 30, 2014, 2013 and 2012, we paid $6,906,000, $5,076,000 and $5,042,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

Our exposure to loss as a result of our involvement with Ablecom is limited to (a) potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to us. Outstanding purchase orders with Ablecom were $64,464,000 and $53,684,000 at June 30, 2014 and 2013, respectively, representing the maximum exposure to loss relating to (a) above. We do not have any direct or indirect guarantees of losses of Ablecom.

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

WEST\249206192.2                        90

strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of us, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. The Management Company had no business operations as of June 30, 2012. In fiscal year 2014 and 2013, $(6,000) and $13,000 of net income (loss) attributable to Ablecom's interest was included in our general and administrative expenses in the consolidated statements of operations.

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2014.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below during the fiscal years 2014 and 2013. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved 100% of the services described below.

	Fiscal Year Ended 6/30/14	Fiscal Year Ended 6/30/13
Audit Fees(1)	$1,501,000	$1,446,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,501,000	$1,446,000

__________________________

(1)
Audit fees consist of the aggregate fees for professional services rendered for the audit of our fiscal 2014 and 2013 consolidated financial statements, review of interim consolidated financial statements and certain statutory audits.

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

WEST\249206192.2                        91

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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

WEST\249206192.2                        92

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	September 15, 2014	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

WEST\249206192.2                        93

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

Signature	Title	Date
/s/ CHARLES LIANG	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 15, 2014
Charles Liang
/s/ HOWARD HIDESHIMA	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2014
Howard Hideshima
/s/ YIH-SHYAN (WALLY) LIAW	Senior Vice President of International Sales, Corporate Secretary and Director	September 15, 2014
Yih-Shyan (Wally) Liaw
/s/ CHIU-CHU (SARA) LIU LIANG	Senior Vice President of Operations, Treasurer and Director	September 15, 2014
Chiu-Chu (Sara) Liu Liang
/s/ GREGORY K. HINCKLEY	Director	September 15, 2014
Gregory K. Hinckley
/s/ HWEI-MING (FRED) TSAI	Director	September 15, 2014
Hwei-Ming (Fred) Tsai
/s/ LAURA BLACK	Director	September 15, 2014
Laura Black
/s/ SHERMAN TUAN	Director	September 15, 2014
Sherman Tuan

WEST\249206192.2                        94

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)
3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)
4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)
10.1*	1998 Stock Option Plan, as amended(1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)
10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)
10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)
10.5*	2006 Equity Incentive Plan(1)
10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.9*	Form of directors’ and officers’ Indemnity Agreement(1)
10.10*	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)
10.11*	Offer Letter for Alex Hsu(1)
10.12*	Offer Letter for Howard Hideshima(1)
10.13*	Director Compensation Policy(1)
10.14	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)
10.15*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)
10.16*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)
10.17*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)
10.18	Agreement of Purchase and Sale(3)
10.19*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)
10.20*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Chiu-Chu Liang(5)
10.21*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)
10.22	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California(6)
10.23	Business Loan Agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America(7)
10.24	Amendment No.1 to Loan Agreement, dated August 15, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.25	Amendment No. 2 to Loan Agreement, dated October 4, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.26*	2006 Equity Incentive Plan, as amended(8)
10.27	Purchase and Sale Agreement on Ridder Park Drive, San Jose, California (10)
10.28	Addendum 1 to Purchase and Sale Agreement on Ridder Park Drive, San Jose, California (10)
10.29	Amendment No. 3 to Loan Agreement, dated September 30, 2013 between Super Micro Computer, Inc. and Bank of America (11)
10.30	Summary of Credit Facility, dated November 5, 2013 between Super Micro Computer, Inc. and CTBC Bank (11)
21.1+	Subsidiaries of Super Micro Computer, Inc.
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included in signature pages)
31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

+	Filed herewith

(1)
Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2007.

(3)	Incorporated by reference to Exhibit 10.1 from the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2007.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 2, 2008.

(5)	Incorporated by reference to the Company’s current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 2, 2008.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 7, 2010.

(7)	Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 7, 2010.

(8)
Incorporated by reference to Appendix A from the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 18, 2011.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2011.

(10)	Incorporated by reference to the Company's current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 24, 2013.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2013.

(12)
The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Management contract, or compensatory plan or arrangement