Form 10-Q
period 2014-09-30
Super Micro Computer, Inc.
filed 2014-11-06
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
980 Rock Avenue
San Jose, CA 95131
(Address of principal executive offices) (Zip Code)
(408) 503-8000
(Registrant’s telephone number, including area code)
__________________________________________________________________________
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

As of October 30, 2014 there were 45,976,613 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

WEST\249206192.2

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

WEST\249206192.2

PART I: FINANCIAL INFORMATION

Item 1.
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$117,512	$96,872
Accounts receivable, net of allowances of $1,461 and $1,922 at September 30, 2014 and June 30, 2014, respectively (including amounts receivable from a related party of $2,416 and $621 at September 30, 2014 and June 30, 2014, respectively)	194,370	212,738
Inventory	341,541	315,837
Deferred income taxes-current	17,392	16,842
Prepaid income taxes	9,578	5,555
Prepaid expenses and other current assets	4,709	6,237
Total current assets	685,102	654,081
Long-term investments	2,647	2,647
Property, plant and equipment, net	133,067	130,589
Deferred income taxes-noncurrent	4,631	6,154
Other assets	2,828	2,854
Total assets	$828,275	$796,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $45,145 and $48,969 at September 30, 2014 and June 30, 2014, respectively)	$222,556	$219,354
Accrued liabilities	35,704	37,564
Income taxes payable	21,248	11,414
Short-term debt and current portion of long-term debt	34,446	42,554
Total current liabilities	313,954	310,886
Long-term debt-net of current portion	3,033	3,733
Other long-term liabilities	12,814	12,475
Total liabilities	329,801	327,094
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 46,132,106 and 45,739,936 at September 30, 2014 and June 30, 2014, respectively	207,442	199,062
Treasury stock (at cost), 445,028 shares at September 30, 2014 and June 30, 2014	(2,030)	(2,030)
Accumulated other comprehensive loss	(66)	(63)
Retained earnings	292,950	272,087
Total Super Micro Computer, Inc. stockholders’ equity	498,296	469,056
Noncontrolling interest	178	175
Total stockholders’ equity	498,474	469,231
Total liabilities and stockholders’ equity	$828,275	$796,325

See accompanying notes to condensed consolidated financial statements.

WEST\249206192.2                        1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2014	2013
Net sales (including related party sales of $26,578 and $3,528 in the three months ended September 30, 2014 and 2013, respectively)	$443,322	$309,016
Cost of sales (including related party purchases of $54,403 and $45,317 in the three months ended September 30, 2014 and 2013, respectively)	374,129	262,224
Gross profit	69,193	46,792
Operating expenses:
Research and development	21,509	20,236
Sales and marketing	11,002	8,865
General and administrative	5,056	5,648
Total operating expenses	37,567	34,749
Income from operations	31,626	12,043
Interest and other income, net	35	17
Interest expense	(196)	(195)
Income before income tax provision	31,465	11,865
Income tax provision	10,602	4,166
Net income	$20,863	$7,699
Net income per common share:
Basic	$0.46	$0.18
Diluted	$0.42	$0.17
Weighted-average shares used in calculation of net income per common share:
Basic	45,473	42,496
Diluted	49,687	44,602

See accompanying notes to condensed consolidated financial statements.

WEST\249206192.2                        2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2014	2013
Net income	$20,863	$7,699
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(3)	4
Unrealized gain (loss) on investments	—	—
Total other comprehensive income	(3)	4
Comprehensive income	$20,860	$7,703

See accompanying notes to condensed consolidated financial statements.

WEST\249206192.2                        3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$20,863	$7,699
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,847	1,393
Stock-based compensation expense	2,980	2,589
Excess tax benefits from stock-based compensation	(705)	(882)
Allowance for doubtful accounts	(54)	849
Provision for inventory	1,660	4
Exchange loss (gain)	(235)	241
Deferred income taxes	973	91
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(1,795) and $(103) during the three months ended September 30, 2014 and 2013, respectively)	18,422	14,435
Inventory	(27,364)	(144)
Prepaid expenses and other assets	1,547	960
Accounts payable (including changes in related party balances of $(3,824) and $(7,948) during the three months ended September 30, 2014 and 2013, respectively)	2,131	(7,732)
Income taxes payable, net	6,726	1,841
Accrued liabilities	(1,903)	(3,207)
Other long-term liabilities	158	170
Net cash provided by operating activities	27,046	18,307
INVESTING ACTIVITIES:
Restricted cash	10	(14)
Purchases of property, plant and equipment	(2,766)	(1,948)
Net cash used in investing activities	(2,756)	(1,962)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,485	1,535
Minimum tax withholding paid on behalf of an officer for restricted stock awards	—	(651)
Excess tax benefits from stock-based compensation	705	882
Repayment of debt	(8,500)	(700)
Payment of obligations under capital leases	(28)	(5)
Advance (payments) under receivable financing arrangements	(4)	736
Net cash provided by (used in) financing activities	(3,342)	1,797
Effect of exchange rate fluctuations on cash	(308)	278
Net increase in cash and cash equivalents	20,640	18,420
Cash and cash equivalents at beginning of period	96,872	93,038
Cash and cash equivalents at end of period	$117,512	$111,458
Supplemental disclosure of cash flow information:
Cash paid for interest	$202	$200
Cash paid for taxes, net of refunds	$3,123	$1,807
Non-cash investing and financing activities:
Equipment purchased under capital leases	$256	$—
Accrued costs for property, plant and equipment purchases	$2,976	$1,836

See accompanying notes to condensed consolidated financial statements.

WEST\249206192.2                        4

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2014 included in its Annual Report on Form 10-K, as filed with the SEC (the “Annual Report”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2015.

The Company consolidates its investment in Super Micro Business Park, Inc. as it is variable interest entity and the Company is the primary beneficiary. The noncontrolling interest is presented as a separate component from the Company's equity in the equity section of the condensed consolidated balance sheets. Net income attributable to the noncontrolling interest is not presented separately in the condensed consolidated statements of operations and is included in the general and administrative expenses as the amount is not material for any of the fiscal periods presented.

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value. Accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Cash equivalents and long-term investments are carried at fair value. Short-term and long-term debt is carried at amortized cost, which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 - Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

WEST\249206192.2                        5

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Note 2.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

The authorized number of shares that may be issued under 2006 Equity Incentive Plan (the "2006 Plan") automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. The 2006 Plan is the successor equity incentive plan to the Company's 1998 Stock Option Plan. As of September 30, 2014, the Company had 1,369,499 authorized shares available for future issuance under the 2006 plan.

WEST\249206192.2                        6

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

The fair value of stock option grants for the three months ended September 30, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2014	2013
Risk-free interest rate	1.76%	1.54%
Expected life	5.44 years	5.49 years
Dividend yield	—%	—%
Volatility	46.93%	50.05%
Weighted-average fair value	$11.75	$5.48

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Cost of sales	$207	$235
Research and development	1,896	1,561
Sales and marketing	365	314
General and administrative	512	479
Stock-based compensation expense before taxes	2,980	2,589
Income tax impact	(607)	(288)
Stock-based compensation expense, net	$2,373	$2,301

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $915,000 and $1,070,000 of excess tax benefits accounted in the Company’s

WEST\249206192.2                        7

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

additional paid-in capital in the three months ended September 30, 2014 and 2013, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $705,000 and $882,000 in the three months ended September 30, 2014 and 2013, respectively, for options issued since July 1, 2006. Excess tax benefits for stock options issued prior to July 1, 2006 continue to be classified as cash from operating activities.

Stock Option Activity

The following table summarizes stock option activity during the three months ended September 30, 2014 under all stock option plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2014 (7,558,631 shares exercisable at weighted average exercise price of $11.05 per share)	10,905,602	12.24
Granted	388,900	26.41
Exercised	(392,170)	11.44
Forfeited	(44,584)	17.80
Balance as of September 30, 2014	10,857,748	$12.76	6.17	$180,911
Options vested and expected to vest at September 30, 2014	10,613,802	$12.63	6.10	$178,165
Options vested and exercisable at September 30, 2014	7,640,548	$11.24	5.12	$138,939

The total pretax intrinsic value of options exercised during the three months ended September 30, 2014 and 2013 was $5,349,000 and $1,981,000, respectively. As of September 30, 2014, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $20,300,000, which will be recognized over a weighted-average vesting period of approximately 2.37 years.

Restricted Stock Award Activity

The Company had no restricted stock award activity for the three months ended September 30, 2014. The total pretax intrinsic value of restricted stock awards vested was $2,337,000 for the three months ended September 30, 2013. In the three months ended September 30, 2013, upon vesting, 179,641 shares of restricted stock awards were partially net share-settled such that the Company withheld 50,000 shares, with value equivalent to an officer's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld was based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities was $651,000 in the three months ended September 30, 2013, and is reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. There is no unvested restricted stock awards at September 30, 2014.

WEST\249206192.2                        8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Net Income Per Common Share

The computation of basic and diluted using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2014	2013
Basic net income per common share calculation
Net income	$20,863	$7,699
Less: Undistributed earnings allocated to participating securities	—	(20)
Net income attributable to common shares—basic	$20,863	$7,679
Weighted-average number of common shares used to compute basic net income per common share	45,473	42,496
Basic net income per common share	$0.46	$0.18
Diluted net income per common share calculation
Net income	$20,863	$7,699
Less: Undistributed earnings allocated to participating securities	—	(19)
Net income attributable to common shares—diluted	$20,863	$7,680
Weighted-average number of common shares used to compute basic net income per common share	45,473	42,496
Dilutive effect of options to purchase common stock	4,214	2,106
Weighted-average number of common shares used to compute diluted net income per common share	49,687	44,602
Diluted net income per common share	$0.42	$0.17

For the three months ended September 30, 2014 and 2013, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 1,135,000 and 5,909,000 for the three months ended September 30, 2014 and 2013, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):
Inventory:

	September 30, 2014	June 30, 2014
Finished goods	$252,366	$246,803
Work in process	33,064	18,794
Purchased parts and raw materials	56,111	50,240
Total inventory	$341,541	$315,837

The Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $1,660,000 and $4,000 in the three months ended September 30, 2014 and 2013, respectively.

WEST\249206192.2                        9

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	September 30, 2014	June 30, 2014
Land	$63,962	$63,962
Buildings	51,959	51,959
Building and leasehold improvements	7,625	7,683
Buildings construction in progress (1)	1,241	587
Machinery and equipment	36,341	34,342
Furniture and fixtures	6,293	5,892
Purchased software	3,637	3,606
Purchased software construction in progress (2)	3,741	2,548
	174,799	170,579
Accumulated depreciation and amortization	(41,732)	(39,990)
Property, plant and equipment, net	$133,067	$130,589

(1) In connection with the purchase of the property located in San Jose, California, the Company engaged several contractors for the development and construction of improvements on the property, which is still in progress.
(2) The Company continues its implementation of a new enterprise resource planning, or ERP, system and capitalized the costs of the new ERP software and certain expenses associated directly with the development of the ERP system, which is still in progress.

Other Assets:

	September 30, 2014	June 30, 2014
Prepaid royalty license	$1,184	$1,246
Restricted cash	440	450
Investment in a privately held company	750	750
Others	454	408
Total other assets	$2,828	$2,854

Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required in connection with a warehouse lease in Fremont, California and bank guarantees in connection with office leases in the Netherlands.

Accrued Liabilities:

	September 30, 2014	June 30, 2014
Accrued payroll and related expenses	$11,521	$11,624
Customer deposits	4,800	4,185
Accrued warranty costs	7,077	7,083
Accrued cooperative marketing expenses	4,586	4,387
Others	7,720	10,285
Total accrued liabilities	$35,704	$37,564

10

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Product Warranties:

	Three Months Ended September 30,
	2014	2013
Balance, beginning of period	$7,083	$6,472
Provision for warranty	3,656	3,434
Costs charged to accrual	(3,465)	(3,351)
Change in estimated liability for pre-existing warranties	(197)	45
Balance, end of period	$7,077	$6,600

Note 5.        Long-term Investments

As of September 30, 2014 and June 30, 2014, the Company held $2,647,000 of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA or AA2 at September 30, 2014 and June 30, 2014. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not salable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2014 and June 30, 2014, $2,647,000 of these auction rate securities have been classified as long-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of September 30, 2014 and June 30, 2014. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return. As of September 30, 2014, the discount rate, the time period until redemption and the estimated rate of return were 1.6%, 3 years and 0.3%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there were no changes in fair value of its auction rate securities during the three months ended September 30, 2014 and 2013. There was a cumulative total decline of $103,000 as of September 30, 2014 and June 30, 2014. That amount has been recorded as a component of other comprehensive income. As of September 30, 2014 and June 30, 2014, the Company has recorded an accumulated unrealized loss of $62,000, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In the three months ended September 30, 2014 and 2013, there was no auction rate securities redeemed or sold.

11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of September 30, 2014 and June 30, 2014. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5.

The following table sets forth the Company’s cash equivalents and long-term investments as of September 30, 2014 and June 30, 2014 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$311	$—	$—	$311
Auction rate securities	—	—	2,647	2,647
Total	$311	$—	$2,647	$2,958

June 30, 2014	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$311	$—	$—	$311
Auction rate securities	—	—	2,647	2,647
Total	$311	$—	$2,647	$2,958

The above table excludes $116,967,000 and $96,324,000 of cash and $733,000 and $746,000 of certificates of deposit held by the Company as of September 30, 2014 and June 30, 2014, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended September 30, 2014 and 2013.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Balance as of beginning of period	$2,647	$2,637
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—
Sales and settlements at par	—	—
Transfers in and/or out of Level 3	—	—
Balance as of end of period	$2,647	$2,637

WEST\249206192.2                        12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of the Company’s long-term investments as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(103)	$2,647

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(103)	$2,647

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2014 and June 30, 2014, short-term and long-term debt of $37,479,000 and $46,287,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Note 7.        Short-term and Long-term Obligations

Short-term and long-term obligations as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Line of credit:
Bank of America	$9,899	$17,699
Total line of credit	9,899	17,699
Building term loans:
Bank of America	5,833	6,533
CTBC Bank	21,747	22,055
Total building term loans	27,580	28,588
Total debt	37,479	46,287
Current portion	(34,446)	(42,554)
Long-term portion	$3,033	$3,733

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

WEST\249206192.2                        13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

annum. The LIBOR rate was 0.16% at September 30, 2014. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of September 30, 2014 and June 30, 2014, the total outstanding borrowings under the Bank of America term loan was $5,833,000 and $6,533,000, respectively. The total outstanding borrowings under the Bank of America line of credit was $9,899,000 and $17,699,000 as of September 30, 2014 and June 30, 2014, respectively. The interest rates for these loans ranged from 1.19% to 1.66% per annum at September 30, 2014 and from 1.19% to 1.65% per annum at June 30, 2014, respectively. As of September 30, 2014, the unused revolving line of credit with Bank of America was $30,101,000.

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

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $21,747,000 and $22,055,000 at September 30, 2014 and June 30, 2014, respectively. There were no outstanding borrowings under the CTBC Bank revolving line of credit at September 30, 2014 and June 30, 2014. The interest rate for the loan was at 1.16% and 1.15% per annum at September 30, 2014 and June 30, 2014, respectively. At September 30, 2014, NT$340,000,000 or $11,203,000 U.S. dollar equivalents were available for future borrowing under this credit agreement. The Company is currently negotiating with CTBC Bank to renew the credit agreement.

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

As of September 30, 2014 and June 30, 2014, the total assets of $783,506,000 and $751,396,000, respectively collateralized the line of credit with Bank of America and were all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan, As of September 30, 2014 and June 30, 2014, total assets collateralizing the term loan with Bank of America were $17,526,000 and $17,584,000, respectively. As of September 30, 2014, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

WEST\249206192.2                        14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 30, 2014 and June 30, 2014, the land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27,243,000 and $27,345,000, respectively. There are no financial covenants associated with the term loan with CTBC Bank at September 30, 2014.

Note 8.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 1.0% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 35.9% of Ablecom at September 30, 2014.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $54,403,000 and $45,317,000, and sold products to Ablecom totaling $26,578,000 and $3,528,000 for the three months ended September 30, 2014 and 2013, respectively.

Amounts owed to the Company by Ablecom as of September 30, 2014 and June 30, 2014, were $2,416,000 and $621,000, respectively. Amounts owed to Ablecom by the Company as of September 30, 2014 and June 30, 2014, were $45,145,000 and $48,969,000, respectively. For the three months ended September 30, 2014 and 2013, the Company paid Ablecom the majority of invoiced dollars between 52 and 66 days of invoice date. For the three months ended September 30, 2014 and 2013, the Company paid $2,002,000 and $2,276,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $70,455,000 and $64,464,000 at September 30, 2014 and June 30, 2014, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three months ended September 30, 2014 and 2013, $3,000 and $(6,000) of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

WEST\249206192.2                        15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $10,602,000 and $4,166,000 for the three months ended September 30, 2014 and 2013. The effective tax rate was 33.7% and 35.1% for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate for the three months ended September 30, 2014 is estimated to be lower than the federal statutory rate primarily due to the benefit from disqualifying dispositions of shares issued upon exercise of incentive stock options and higher income taxed at foreign jurisdictions with lower tax rate, which are in part offset by the tax impact of federal research and development tax credits not being extended as of September 30, 2014.

As of September 30, 2014, the Company had a liability for gross unrecognized tax benefits of $11,608,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three months ended September 30, 2014, there were no material changes in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of September 30, 2014, the Company had accrued $960,000 of interest and penalties relating to unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The statutes of limitation in federal jurisdiction remain open in general for tax years 2011 through 2014. The state jurisdictions remain open in general for tax years 2010 through 2014. The Company's tax returns for its most significant foreign jurisdictions remain open for examination in general for tax years 2008 through 2014. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2016. As of September 30, 2014, these remaining non-cancellable commitments were $226,532,000 compared to $211,090,000 as of June 30, 2014.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $29,224,000, which will be paid through December 2014. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

Note 11.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three months ended September 30, 2014 and 2013, of net sales by geographic region (in thousands):

WEST\249206192.2                        16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net sales:
United States	$243,378	$175,214
Europe	89,557	71,185
Asia	88,438	54,972
Other	21,949	7,645
	$443,322	$309,016

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	September 30, 2014	June 30, 2014
Long-lived assets:
United States	$95,792	$94,119
Asia	36,968	36,123
Europe	307	347
	$133,067	$130,589

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$255,609	57.7%	$143,283	46.4%
Subsystems and accessories	187,713	42.3%	165,733	53.6%
Total	$443,322	100.0%	$309,016	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. No customer represented greater than 10% of the Company’s total net sales nor did net sales in any country other than the United States represent greater than 10% of the Company’s total net sales in the three months ended September 30, 2014 and 2013. No customer accounted for 10% or more of the Company's accounts receivable as of September 30, 2014 and June 30, 2014.

WEST\249206192.2                        17

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Overview

We are a global leader in high-performance, high-efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the Data Center, Cloud Computing, Enterprise IT, Big Data, HPC and Embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. For the three months ended September 30, 2014 and 2013, net sales of optimized servers were $255.6 million and $143.3 million, respectively, and net sales of subsystems and accessories were $187.7 million and $165.7 million, respectively. The increase in our net sales in the three months ended September 30, 2014 compared with the three months ended September 30, 2013 was primarily due to our continued increased sales of our complete integrated-high-end server solutions such as the Twin family of servers, storage, and GPU/Xeon Phi servers which offered higher density computing and more memory and hard disk drive capacity. The percentage of our net sales represented by sales of complete server systems increased to 57.7% in the three months ended September 30, 2014 from 46.4% in the three months ended September 30, 2013.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $443.3 million and $309.0 million for the three months ended September 30, 2014 and 2013, respectively. Our net income was $20.9 million and $7.7 million for the three months ended September 30, 2014 and 2013, respectively. Our increase in net income in the three months ended September 30, 2014 was primarily attributable to an increase in our gross profit resulting primarily from higher sales of server systems, higher utilization of our manufacturing facilities in Taiwan and a $1.9 million refund of value added taxes on research and development expenses, partially offset by higher income tax expenses.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to Building Block Solution Original Equipment Manufacturers, or OEMs, as well as through our direct sales force. For the three months ended September 30, 2014 and 2013, we derived 56.0% and 60.9%, respectively, of our net sales from products sold to distributors, and derived 44.0% and 39.1% from sales to OEMs and to end customers, respectively. None of our customers accounted for 10% or more of our net sales in the three months ended September 30, 2014 and 2013. We derived 54.9% and 56.7% of our net sales from customers in the United States for the three months ended September 30, 2014 and 2013, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 4.9% and 6.5% of our net sales for the three months ended September 30, 2014 and 2013, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2015, we have continued to increase manufacturing and service operations in Taiwan and the Netherlands to support our Asian and European customers and we have increased our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three months ended September 30, 2014 and 2013, our purchases from Ablecom represented 14.5% and 17.3% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our cost of sales. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-

WEST\249206192.2                        18

negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the first quarter of fiscal year 2015:

•
Net cash provided by operating activities was $27.0 million and $18.3 million during the three months ended September 30, 2014 and 2013, respectively. Our cash and cash equivalents, together with our investments, were $120.2 million at the end of first quarter of fiscal year 2015, compared with $99.6 million at the end of fiscal year 2014. The increase in our cash and cash equivalents, together with our investments at the end of first quarter of fiscal year 2015 was primarily due to $27.0 million of cash generated from our operating activities, $4.5 million of proceeds from the exercise of stock options, offset in part by $8.5 million of repayments in loans and $2.8 million of purchases of property and equipment.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the first quarter of fiscal year 2015 and at the end of the fourth quarter of fiscal year 2014 was both 42 days.

•
Our inventory balance was $341.5 million at the end of the first quarter of fiscal year 2015, compared with $315.8 million at the end of the fiscal year 2014. Days sales of inventory (“DSI”) at the end of the first quarter of fiscal year 2015 was 81 days, compared with 77 days at the end of the fourth quarter of fiscal year 2014. The increase in our inventory was to support our anticipated level of growth in net sales in fiscal year 2015 and the transition to Intel's Haswell DP processor based products.

•
Our purchase commitments with contract manufacturers and suppliers were $226.5 million at the end of the first quarter of fiscal year 2015 and $211.1 million at the end of the fiscal year 2014. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $29.2 million, which have terms expiring through December 2014. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2015, for example, refer to the fiscal year ending June 30, 2015.

WEST\249206192.2                        19

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

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, currently primarily the United States, Taiwan, the Netherlands, and to a lesser extent, China and Japan. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, the domestic production activities deduction and lower taxes in foreign jurisdictions which were partially offset by the impact of state taxes and stock option expenses. In recent years, our effective tax rate from period to period has been significantly impacted by delays in the approval of extensions of the U.S. research and development tax credit. If Congress extends the research and development tax credit within our fiscal year 2015, there will be a favorable impact on our effective income tax rate.

WEST\249206192.2                        20

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At September 30, 2014 and June 30, 2014, we had deferred revenue of $43,000 and $7.7 million and related deferred product costs of $38,000 and $6.7 million, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentration, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision (recovery) for bad debt was $(54,000) and $0.8 million in the three months ended September 30, 2014 and 2013, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

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

WEST\249206192.2                        21

charged to cost of sales and included in accrued liabilities. The liability for product warranties was $7.1 million as of September 30, 2014 and June 30, 2014. The provision for warranty reserve was $3.7 million and $3.4 million in the three months ended September 30, 2014 and 2013, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($0.2) million and $45,000 in the three months ended September 30, 2014 and 2013, respectively. As a result of our increase in cost of servicing warranty claims from our increase in net sales in the three months ended September 30, 2014 and 2013, the provision for warranty reserve increased $0.2 million compared to the three months ended September 30, 2013. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months as well as historical usage and sales activity. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $1.7 million and $4,000 in the three months ended September 30, 2014 and 2013, respectively.

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

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors including employee stock options and restricted stock awards based on estimated fair values. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Compensation expense for options and restricted stock awards granted to employees was $3.0 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was $20.3 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.37 years. See Note 2 of Notes to our Condensed Consolidated Financial Statements for additional information.

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

WEST\249206192.2                        22

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

In May 2012, we and Ablecom jointly established Super Micro Business Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of September 30, 2014, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three months ended September 30, 2014 and 2013, $3,000 and $(6,000) of net income (loss) attributable to Ablecom's interest was included in our general and administrative expenses in the consolidated statements of operations, respectively.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	84.4	84.9
Gross profit	15.6	15.1
Operating expenses:
Research and development	4.9	6.5
Sales and marketing	2.5	2.9
General and administrative	1.1	1.8
Total operating expenses	8.5	11.2
Income from operations	7.1	3.9
Interest and other income, net	—	—
Interest expense	—	(0.1)
Income before income tax provision	7.1	3.8
Income tax provision	2.4	1.3
Net income	4.7%	2.5%

WEST\249206192.2                        23

Comparison of Three Months Ended September 30, 2014 and 2013

Net sales. Net sales increased by $134.3 million, or 43.5%, to $443.3 million from $309.0 million, for the three months ended September 30, 2014 and 2013, respectively. This increase was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of server systems as we sold more higher density server systems.

For the three months ended September 30, 2014, the number of server system units sold increased 29.1% to 71,000 compared to 55,000 for the three months ended September 30, 2013. The average selling price of server system units increased 38.5% to $3,600 in the three months ended September 30, 2014 compared to $2,600 in the three months ended September 30, 2013. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our complete integrated-high-end servers solutions such as the Twin family of servers, storage and GPU/Xeon Phi servers which offered higher density computing and more memory and hard disk drive capacity. Sales of server systems increased by $112.3 million or 78.4% from the three months ended September 30, 2013 to the three months ended September 30, 2014, primarily due to the increased sales of the products described above. Sales of server systems represented 57.7% of our net sales for the three months ended September 30, 2014 compared to 46.4% of our net sales for the three months ended September 30, 2013.

For the three months ended September 30, 2014, the number of subsystems and accessories units sold increased 18.8% to 1.3 million compared to 1.1 million for the three months ended September 30, 2013. Sales of subsystems and accessories increased by $22.0 million or 13.3% from the three months ended September 30, 2013 to the three months ended September 30, 2014, primarily related to higher sales of hard disk drives and memory bundled with our server solutions sold to our distributors and system integrators who are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 42.3% of our net sales for the three months ended September 30, 2014 as compared to 53.6% of our net sales for the three months ended September 30, 2013.

For the three months ended September 30, 2014 and 2013, we derived 56.0% and 60.9%, respectively, of our net sales from products sold to distributors and we derived 44.0% and 39.1%, respectively, from sales to OEMs and to end customers. For the three months ended September 30, 2014, customers in the United States, Europe and Asia accounted for 54.9%, 20.2% and 19.9%, of our net sales, respectively, as compared to 56.7%, 23.0% and 17.8% of our net sales, respectively, for the three months ended September 30, 2013.

Cost of sales. Cost of sales increased by $111.9 million, or 42.7%, to $374.1 million from $262.2 million, for the three months ended September 30, 2014 and 2013, respectively. Cost of sales as a percentage of net sales was 84.4% and 84.9% for the three months ended September 30, 2014 and 2013, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and an increase of $1.7 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to an increase in purchasing power, an increase in the mix of complete server system sales and higher utilization of our manufacturing facilities in Taiwan offset in part by higher internet data center sales which generally have a lower margin. In the three months ended September 30, 2014, we recorded a $1.7 million expense, net of recovery, or 0.4% of net sales, related to the inventory provision as compared to $4,000, or 0.0% of net sales, in the three months ended September 30, 2013. The increase in the inventory provision was primarily due to higher inventory reserves for earlier generation products partially offset by higher sales of previously reserved inventory of $2.1 million.

In the three months ended September 30, 2014, we recorded a $3.7 million expense, or 0.8% of net sales, related to the provision for warranty reserve as compared to $3.4 million, or 1.1% of net sales, in the three months ended September 30, 2013. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in the three months ended September 30, 2014. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $1.3 million, or 6.3%, to $21.5 million from $20.2 million, for the three months ended September 30, 2014 and 2013, respectively. Research and development expenses were 4.9% and 6.5% of net sales for the three months ended September 30, 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $4.2 million in compensation and benefits resulting from annual salary increases and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan, partially offset by a $1.9 million refund of value added taxes on research and development expenses and an increase of $0.7 million in non-recurring engineering funding from certain suppliers and customers. The decrease as a percentage of net sales was primarily due to the increase in net sales in the three months ended September 30, 2014.

WEST\249206192.2                        24

Research and development expenses include stock-based compensation expense of $1.9 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $2.1 million, or 24.1%, to $11.0 million from $8.9 million, for the three months ended September 30, 2014 and 2013, respectively. Sales and marketing expenses were 2.5% and 2.9% of net sales for the three months ended September 30, 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $1.7 million in compensation and benefits resulting from growth in sales and marketing personnel. The decrease as a percentage of net sales was primarily due to the increase in net sales in the three months ended September 30, 2014.

Sales and marketing expenses include stock-based compensation expense of $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.6 million, or 10.5%, to $5.1 million from $5.6 million, for the three months ended September 30, 2014 and 2013, respectively. General and administrative expenses were 1.1% and 1.8% of net sales for the three months ended September 30, 2014 and 2013, respectively. The decrease in absolute dollars was primarily due to a decrease of $0.9 million in bad debt expenses, an increase of $0.7 million in foreign currency transaction gain, offset in part by a decrease of $0.7 million in miscellaneous income relating to the settlement of our outstanding accounts payable with one vendor in the prior year. The decrease as a percentage of net sales was primarily due to the increase in net sales in the three months ended September 30, 2014.

General and administrative expenses include stock-based compensation expense of $0.5 million for both three months ended September 30, 2014 and 2013.

Interest and other expense, net. Interest and other expense, net, was $0.2 million of expense for both three months ended September 30, 2014 and 2013, represented interest expense for both three months ended September 30, 2014 and 2013.

Provision for income taxes. Provision for income taxes increased by $6.4 million, or 154.5%, to $10.6 million from $4.2 million, for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate was 33.7% and 35.1% for the three months ended September 30, 2014 and 2013, respectively. The higher income tax provision for the three months ended September 30, 2014 was primarily attributable to our higher operating income.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $117.6 million and $96.9 million as of September 30, 2014 and June 30, 2014, respectively. Our cash in foreign locations was $42.1 million and $28.3 million at September 30, 2014 and June 30, 2014, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by operating activities was $27.0 million and $18.3 million for the three months ended September 30, 2014 and 2013, respectively.

Net cash provided by our operating activities for the three months ended September 30, 2014 was primarily due to our net income of $20.9 million, a decrease in accounts receivable of $18.4 million, an increase in net income taxes payable of $6.7 million, stock-based compensation expense of $3.0 million, an increase in accounts payable of $2.1 million, depreciation expense of $1.8 million, a decrease in prepaid expenses and other assets of $1.5 million, which were partially offset by an increase in inventory of $27.4 million and a decrease in accrued liabilities of $1.9 million.

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

WEST\249206192.2                        25

The decrease for the three months ended September 30, 2014 in accounts receivable was primarily due to higher accounts receivable collection in the first quarter of fiscal year 2015 partially offset by an increase in our net sales late in the first quarter. The increase for the three months ended September 30, 2014 in inventory and accounts payable was primarily due to higher purchases to support the anticipated level of growth in our net sales in the second quarter of fiscal year 2015. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

The decrease for the three months ended September 30, 2013 in accounts receivable was primarily due to a lower net sales in the first quarter of fiscal year 2014. The decrease for the three months ended September 30, 2013 in accounts payable was due to lower cost of goods sold in the first quarter of fiscal year 2014.

Investing activities. Net cash used in our investing activities was $2.8 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively. In the three months ended September 30, 2014 and 2013, $2.8 million and $1.9 million, respectively, was related to the purchase of property, plant and equipment.
We plan to develop five manufacturing buildings through fiscal 2016 on the real property we purchased in San Jose, California, to serve as our Green Computing Park. We anticipate the costs of approximately $22.1 million during fiscal year 2015. We plan to finance this development through our operating cash flows and additional borrowings from banks.

Financing activities. Net cash provided by (used in) our financing activities was $(3.3) million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively. In the three months ended September 30, 2014, we received $4.5 million related to the proceeds from the exercise of stock options. Further, we repaid $8.5 million in loans in the three months ended September 30, 2014.We expect the net cash provided by financing activities will increase throughout fiscal year 2015 as we intend to obtain additional financing from banks to construct our manufacturing buildings at our Green Computing Park in San Jose, California.

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

The line of credit facility provided for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.16% at September 30, 2014. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

WEST\249206192.2                        26

As of September 30, 2014 and June 30, 2014, the total outstanding borrowings under the Bank of America term loan was $5.8 million and $6.5 million, respectively. The total outstanding borrowings under the Bank of America line of credit was $9.9 million and $17.7 million as of September 30, 2014 and June 30, 2014, respectively. The interest rates for these loans ranged from 1.19% to 1.66% per annum at September 30, 2014 and 1.19% to 1.65% per annum at June 30, 2014, respectively. As of September 30, 2014, the unused revolving line of credit under Bank of America was $30.1 million.

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

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $21.7 million and $22.1 million as of September 30, 2014 and 2013, respectively. There were no outstanding borrowings under the CTBC Bank revolving line of credit at September 30, 2014 and 2013. The interest rate for the loan was at 1.16% and 1.15% per annum at June 30, 2014 and 2013, respectively. At September 30, 2014, NT$340.0 million or $11.2 million U.S. dollar equivalents were available for future borrowing under this credit agreement. We are currently negotiating with CTBC Bank to renew the credit agreement.

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

As of September 30, 2014, our total assets of $783.5 million collateralized the line of credit with Bank of America and were all of our assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of September 30, 2014, total assets collateralizing the term loan with Bank of America were $17.5 million. As of September 30, 2014, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

As of September 30, 2014, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27.2 million. There are no financial covenants associated with the term loan with CTBC Bank at September 30, 2014.

WEST\249206192.2                        27

Contract Manufacturers
For the three months ended September 30, 2014, we paid our contract manufacturers within 43 to 71 days of invoice and Ablecom between 52 to 66 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of September 30, 2014 and June 30, 2014, amounts owed to Ablecom by us were approximately $45.1 million and $49.0 million, respectively.

Auction Rate Securities Valuation
As of September 30, 2014, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at September 30, 2014. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2014, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2014, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In the three months ended September 30, 2014 and 2013, there was no auction rate securities redeemed or sold.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2014:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,968	$959	$17	$—	$3,944
Capital leases, including interest	159	299	185	—	643
Long-term debt, including interest (1)	34,528	3,065	—	—	37,593
Purchase commitments (2)	226,532	—	—	—	226,532
Total (3)	$264,187	$4,323	$202	$—	$268,712

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at September 30, 2014.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $29.2 million of hard disk drive purchase commitments at September 30, 2014, which will be paid through December 2014. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue for warranty and on-site services of $6.6 million and unrecognized tax benefits and related interest and penalties accrual of $9.2 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

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

WEST\249206192.2                        28

rights) within a foreign entity. The adoption of this guidance did not have a material impact on our results of operations or financial position.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2014, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.16% to 1.66% at September 30, 2014 and 1.15% to 1.65% at June 30, 2014, respectively. Based on the outstanding principal indebtedness of $37.5 million under our credit facilities as of September 30, 2014, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of September 30, 2014, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at September 30, 2014. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2014, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2014, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three months ended September 30, 2014 and 2013, no auction rate securities were redeemed or sold.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2014, as the market for these investments is presently uncertain. In any event, we do not have a

WEST\249206192.2                        29

present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2014 in respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three months ended September 30, 2014 and 2013 was $0.5 million and $(0.2) million, respectively.

Item 4.    Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.    Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2014 have not materially changed. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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
As our business continues to grow, we believe that our quarterly operating results will be subject to greater fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results in the future include:

WEST\249206192.2                        30

•	fluctuations based upon seasonality, with the quarters ending March 31 and September 30 typically being weaker;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	fluctuations in availability and costs associated with key components and other materials needed to satisfy customer requirements;

•	variability of our margins based on the mix of server systems, subsystems and accessories we sell and the percentage of our sales to internet datacenter cloud customers or geographical regions;

•	the timing of the introduction of new products by leading microprocessor vendors and other suppliers;

•	our ability to introduce new and innovative server solutions that appeal to our customers;

•	our ability to address technology issues as they arise, improve our products’ functionality and expand our product offerings;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors;

•	mix of whether customer purchases are of full systems or subsystems and accessories and whether made directly or through indirect sales channels;

•	the effect of mergers and acquisitions among our competitors, suppliers or partners;

•	general economic conditions in our geographic markets; and

•	impact of regulatory changes on our cost of doing business.

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

WEST\249206192.2                        31

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $29.2 million as of September 30, 2014 and will be paid through December 2014. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. We have not yet determined whether to enter into similar commitments upon the expiration of our current commitments. Our existing and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline. Likewise if we fail to enter into commitments we may be exposed to limited available of supply or higher inventory costs which could result in lower net sales and adversely impact gross margin and net income.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarters ended March 31, 2013 and June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three months ended September 30, 2014 and 2013, we recorded inventory write-downs charged to cost of sales of $1.7 million and $4,000, for lower of cost or market and excess and obsolete inventory. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Inventory Valuation.”

WEST\249206192.2                        32

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

WEST\249206192.2                        33

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

WEST\249206192.2                        34

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 56.0% and 60.9% of our net sales in the three months ended September 30, 2014 and 2013, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or

WEST\249206192.2                        35

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

The average selling prices for our existing server solutions are subject to decline if customers do not continue to purchase our latest generation products or additional components, which could harm our results of operations.

As with most electronics based products, average selling prices of servers typically are highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. As our business continues to grow, we may increasingly be subject to this industry risk. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future. In some instances, our agreements with our distributors limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be harmed. In addition, our average selling prices have increased rapidly in recent periods as we have sold more products including additional components such as more memory and hard disk drive capacity. There is no assurance that our average selling prices will continue to increase and may decline due to decreased demand for, or lower prices of, the additional components that we sell with our server solutions.

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

WEST\249206192.2                        36

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 14.5% and 17.3% of our cost of sales for the three months ended September 30, 2014 and 2013, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

WEST\249206192.2                        37

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

WEST\249206192.2                        38

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

WEST\249206192.2                        39

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

WEST\249206192.2                        40

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

As of October 30, 2014, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 38.7% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

WEST\249206192.2                        41

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Not applicable.

WEST\249206192.2                        42

Item 6.        Exhibits

(a) Exhibits.

31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

WEST\249206192.2                        43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	November 6, 2014	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 6, 2014	/s/ Howard Hideshima
Howard Hideshima Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

WEST\249206192.2                        44