Form 10-Q
period 2014-12-31
Super Micro Computer, Inc.
filed 2015-02-09
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

As of January 29, 2015 there were 46,540,736 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

PART I: FINANCIAL INFORMATION

Item 1.
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$83,201	$96,872
Accounts receivable, net of allowances of $1,280 and $1,922 at December 31, 2014 and June 30, 2014, respectively (including amounts receivable from a related party of $1,138 and $621 at December 31, 2014 and June 30, 2014, respectively)	258,784	212,738
Inventory	409,205	315,837
Deferred income taxes-current	18,261	16,842
Prepaid income taxes	6,907	5,555
Prepaid expenses and other current assets	5,384	6,237
Total current assets	781,742	654,081
Long-term investments	2,647	2,647
Property, plant and equipment, net	142,660	130,589
Deferred income taxes-noncurrent	4,589	6,154
Other assets	3,403	2,854
Total assets	$935,041	$796,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $57,154 and $48,969 at December 31, 2014 and June 30, 2014, respectively)	$283,768	$219,354
Accrued liabilities	42,929	37,564
Income taxes payable	12,977	11,414
Short-term debt and current portion of long-term debt	33,459	42,554
Total current liabilities	373,133	310,886
Long-term debt-net of current portion	2,333	3,733
Other long-term liabilities	14,353	12,475
Total liabilities	389,819	327,094
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 46,900,380 and 45,739,936 at December 31, 2014 and June 30, 2014, respectively	222,971	199,062
Treasury stock (at cost), 445,028 shares at December 31, 2014 and June 30, 2014	(2,030)	(2,030)
Accumulated other comprehensive loss	(79)	(63)
Retained earnings	324,192	272,087
Total Super Micro Computer, Inc. stockholders’ equity	545,054	469,056
Noncontrolling interest	168	175
Total stockholders’ equity	545,222	469,231
Total liabilities and stockholders’ equity	$935,041	$796,325

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales (including related party sales of $10,879 and $3,859 in the three months ended December 31, 2014 and 2013, respectively, and $37,457 and $7,387 in the six months ended December 31, 2014 and 2013, respectively)	$503,014	$356,362	$946,336	$665,378
Cost of sales (including related party purchases of $57,513 and $54,424 in the three months ended December 31, 2014 and 2013, respectively, and $111,916 and $99,741 in the six months ended December 31, 2014 and 2013, respectively)	418,562	301,270	792,691	563,494
Gross profit	84,452	55,092	153,645	101,884
Operating expenses:
Research and development	25,465	20,428	46,974	40,664
Sales and marketing	11,158	8,976	22,160	17,841
General and administrative	4,944	5,484	10,000	11,132
Total operating expenses	41,567	34,888	79,134	69,637
Income from operations	42,885	20,204	74,511	32,247
Interest and other income, net	36	46	71	63
Interest expense	(183)	(184)	(379)	(379)
Income before income tax provision	42,738	20,066	74,203	31,931
Income tax provision	11,496	6,731	22,098	10,897
Net income	$31,242	$13,335	$52,105	$21,034
Net income per common share:
Basic	$0.68	$0.31	$1.14	$0.49
Diluted	$0.61	$0.30	$1.03	$0.47
Weighted-average shares used in calculation of net income per common share:
Basic	46,131	42,915	45,802	42,706
Diluted	51,091	45,039	50,567	45,052

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$31,242	$13,335	$52,105	$21,034
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(13)	(5)	(16)	(1)
Unrealized gain (loss) on investments	—	—	—	—
Total other comprehensive income	(13)	(5)	(16)	(1)
Comprehensive income	$31,229	$13,330	$52,089	$21,033

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$52,105	$21,034
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,845	2,920
Stock-based compensation expense	6,161	5,377
Excess tax benefits from stock-based compensation	(2,782)	(1,084)
Allowance for doubtful accounts	(87)	1,076
Provision for inventory	4,175	1,538
Exchange gain	(1,305)	(115)
Deferred income taxes	121	242
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(517) and $557 during the six months ended December 31, 2014 and 2013, respectively)	(45,959)	(12,910)
Inventory	(97,543)	(38,295)
Prepaid expenses and other assets	793	1,428
Accounts payable (including changes in related party balances of $8,185 and $(2,298) during the six months ended December 31, 2014 and 2013, respectively)	60,016	31,950
Income taxes payable, net	5,314	2,677
Accrued liabilities	4,795	1,760
Other long-term liabilities	1,664	797
Net cash provided by (used in) operating activities	(8,687)	18,395
INVESTING ACTIVITIES:
Restricted cash	(1)	(8)
Investment in a privately held company	(661)	—
Purchases of property, plant and equipment	(11,031)	(33,956)
Net cash used in investing activities	(11,693)	(33,964)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12,745	4,785
Minimum tax withholding paid on behalf of an officer for restricted stock awards	—	(651)
Excess tax benefits from stock-based compensation	2,782	1,084
Proceeds from debt	5,200	8,576
Repayment of debt	(14,400)	(1,400)
Payment of obligations under capital leases	(58)	(15)
Advance under receivable financing arrangements	918	41
Net cash provided by financing activities	7,187	12,420
Effect of exchange rate fluctuations on cash	(478)	(6)
Net decrease in cash and cash equivalents	(13,671)	(3,155)
Cash and cash equivalents at beginning of period	96,872	93,038
Cash and cash equivalents at end of period	$83,201	$89,883
Supplemental disclosure of cash flow information:
Cash paid for interest	$382	$378
Cash paid for taxes, net of refunds	$15,464	$6,840
Non-cash investing and financing activities:
Equipment purchased under capital leases	$336	$57
Accrued costs for property, plant and equipment purchases	$7,874	$2,891

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2015.

The Company consolidates its investment in Super Micro Asia Science and Technology Park, Inc. as it is variable interest entity and the Company is the primary beneficiary. The noncontrolling interest is presented as a separate component from the Company's equity in the equity section of the condensed consolidated balance sheets. Net income attributable to the noncontrolling interest is not presented separately in the condensed consolidated statements of operations and is included in the general and administrative expenses as the amount is not material for any of the fiscal periods presented.

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

Note 2.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

The authorized number of shares that may be issued under the Company's 2006 Equity Incentive Plan (the "2006 Plan") automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. The 2006 Plan is the successor equity incentive plan to the Company's 1998 Stock Option Plan. As of December 31, 2014, the Company had 989,406 authorized shares available for future issuance under the 2006 Plan.

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

The fair value of stock option grants for the three and six months ended December 31, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Risk-free interest rate	1.50%	1.53%	1.50% - 1.76%	1.53% - 1.54%
Expected life	5.44 years	5.50 years	5.44 years	5.49 - 5.50 years
Dividend yield	—%	—%	—%	—%
Volatility	49.31%	50.07%	46.93% - 49.31%	50.05% - 50.07%
Weighted-average fair value	$11.64	$6.63	$11.69	$6.24

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Cost of sales	$222	$245	$429	$480
Research and development	1,997	1,709	3,893	3,270
Sales and marketing	414	305	779	619
General and administrative	548	529	1,060	1,008
Stock-based compensation expense before taxes	3,181	2,788	6,161	5,377
Income tax impact	(785)	(381)	(1,392)	(669)
Stock-based compensation expense, net	$2,396	$2,407	$4,769	$4,708

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $5,003,000 and $1,532,000 of excess tax benefits recorded in additional paid-

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

in capital in the six months ended December 31, 2014 and 2013, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $2,782,000 and $1,084,000 in the six months ended December 31, 2014 and 2013, respectively, for options issued since July 1, 2006.

Stock Option Activity

The following table summarizes stock option activity during the six months ended December 31, 2014 under all stock option plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2014 (7,558,631 shares exercisable at weighted average exercise price of $11.05 per share)	10,905,602	$12.24
Granted	832,500	$25.89
Exercised	(1,160,444)	$10.96
Forfeited	(108,091)	$17.85
Balance as of December 31, 2014	10,469,567	$13.41	6.17	$224,743
Options vested and expected to vest at December 31, 2014	10,227,938	$13.25	6.10	$221,184
Options vested and exercisable at December 31, 2014	7,292,418	$11.53	5.08	$170,261

The total pretax intrinsic value of options exercised was $16,721,000 and $22,070,000 during the three and six months ended December 31, 2014, respectively, and $3,234,000 and $5,215,000 for the three and six months ended December 31, 2013, respectively. As of December 31, 2014, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $21,681,000, which will be recognized over a remaining weighted-average vesting period of approximately 2.38 years.

Restricted Stock Award Activity

The Company had no restricted stock award activity for the three and six months ended December 31, 2014 and the three months ended December 31, 2013. The total pretax intrinsic value of restricted stock awards vested was $2,337,000 for the six months ended December 31, 2013. In the six months ended December 31, 2013, upon vesting, 179,641 shares of restricted stock awards were partially net share-settled such that the Company withheld 50,000 shares with value equivalent to an officer's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld was based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities was $651,000 in the six months ended December 31, 2013 and is reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. There are no unvested restricted stock awards at December 31, 2014.

Note 3.        Net Income Per Common Share

The computation of basic and diluted using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Basic net income per common share calculation
Net income	$31,242	$13,335	$52,105	$21,034
Less: Undistributed earnings allocated to participating securities	—	(1)	—	(28)
Net income attributable to common shares—basic	$31,242	$13,334	$52,105	$21,006
Weighted-average number of common shares used to compute basic net income per common share	46,131	42,915	45,802	42,706
Basic net income per common share	$0.68	$0.31	$1.14	$0.49
Diluted net income per common share calculation
Net income	$31,242	$13,335	$52,105	$21,034
Less: Undistributed earnings allocated to participating securities	—	(1)	—	(26)
Net income attributable to common shares—diluted	$31,242	$13,334	$52,105	$21,008
Weighted-average number of common shares used to compute basic net income per common share	46,131	42,915	45,802	42,706
Dilutive effect of options to purchase common stock	4,960	2,124	4,765	2,346
Weighted-average number of common shares used to compute diluted net income per common share	51,091	45,039	50,567	45,052
Diluted net income per common share	$0.61	$0.30	$1.03	$0.47

For the three and six months ended December 31, 2014 and 2013, the Company had stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon exercise of such anti-dilutive outstanding stock options were 707,000 and 470,000 for the three and six months ended December 31, 2014, respectively, and 6,288,000 and 5,461,000 for the three and six months ended December 31, 2013, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):
Inventory:

	December 31, 2014	June 30, 2014
Finished goods	$304,190	$246,803
Work in process	43,963	18,794
Purchased parts and raw materials	61,052	50,240
Total inventory	$409,205	$315,837

The Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $2,515,000 and $4,175,000 in the three and six months ended December 31, 2014, respectively, and $1,534,000 and $1,538,000 in the three and six months ended December 31, 2013, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	December 31, 2014	June 30, 2014
Land	$63,962	$63,962
Buildings	51,959	51,959
Building and leasehold improvements	7,838	7,683
Buildings construction in progress (1)	8,708	587
Machinery and equipment	38,764	34,342
Furniture and fixtures	6,410	5,892
Purchased software	3,711	3,606
Purchased software construction in progress (2)	4,969	2,548
	186,321	170,579
Accumulated depreciation and amortization	(43,661)	(39,990)
Property, plant and equipment, net	$142,660	$130,589

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

Other Assets:

	December 31, 2014	June 30, 2014
Prepaid royalty license	$1,122	$1,246
Restricted cash	427	450
Investment in a privately held company	1,411	750
Others	443	408
Total other assets	$3,403	$2,854

Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required in connection with a warehouse lease in Fremont, California and bank guarantees in connection with office leases in the Netherlands. In December 2014, the Company made an investment in a privately held company of $661,000.

Accrued Liabilities:

	December 31, 2014	June 30, 2014
Accrued payroll and related expenses	$15,858	$11,624
Customer deposits	5,454	4,185
Accrued warranty costs	6,960	7,083
Accrued cooperative marketing expenses	5,024	4,387
Others	9,633	10,285
Total accrued liabilities	$42,929	$37,564

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Balance, beginning of period	$7,077	$6,600	$7,083	$6,472
Provision for warranty	3,304	3,507	6,960	6,941
Costs charged to accrual	(3,305)	(3,313)	(6,770)	(6,664)
Change in estimated liability for pre-existing warranties	(116)	28	(313)	73
Balance, end of period	$6,960	$6,822	$6,960	$6,822

Note 5.        Long-term Investments

As of December 31, 2014 and June 30, 2014, the Company held $2,647,000 of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA or AA2 at December 31, 2014 and June 30, 2014. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not salable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2014 and June 30, 2014, $2,647,000 of these auction rate securities have been classified as long-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of December 31, 2014 and June 30, 2014. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return. As of December 31, 2014, the discount rate, the time period until redemption and the estimated rate of return were 1.78%, 3 years and 0.39%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there were no changes in fair value of its auction rate securities during the three and six months ended December 31, 2014 and 2013. There was a cumulative total decline of $103,000 as of December 31, 2014 and June 30, 2014. That amount has been recorded as a component of other comprehensive income. As of December 31, 2014 and June 30, 2014, the Company has recorded an accumulated unrealized loss of $62,000, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform a periodic impairment analysis. In the three and six months ended December 31, 2014 and 2013, there were no auction rate securities redeemed or sold.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of December 31, 2014 and June 30, 2014. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5.

The following table sets forth the Company’s cash equivalents and long-term investments as of December 31, 2014 and June 30, 2014 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$311	$—	$—	$311
Auction rate securities	—	—	2,647	2,647
Total	$311	$—	$2,647	$2,958

June 30, 2014	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$311	$—	$—	$311
Auction rate securities	—	—	2,647	2,647
Total	$311	$—	$2,647	$2,958

The above table excludes $82,666,000 and $96,324,000 of cash and $710,000 and $746,000 of certificates of deposit held by the Company as of December 31, 2014 and June 30, 2014, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and six months ended December 31, 2014 and 2013.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Balance as of beginning of period	$2,647	$2,637	$2,647	$2,637
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—	—	—
Sales and settlements at par	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$2,647	$2,637	$2,647	$2,637

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of the Company’s long-term investments as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(103)	$2,647

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(103)	$2,647

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2014 and June 30, 2014, short-term and long-term debt of $35,792,000 and $46,287,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Note 7.        Short-term and Long-term Obligations

Short-term and long-term obligations as of December 31, 2014 and June 30, 2014 consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Line of credit:
Bank of America	$4,699	$17,699
CTBC Bank	5,200	—
Total line of credit	9,899	17,699
Building term loans:
Bank of America	5,133	6,533
CTBC Bank	20,760	22,055
Total building term loans	25,893	28,588
Total debt	35,792	46,287
Current portion	(33,459)	(42,554)
Long-term portion	$2,333	$3,733

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In October 2011, the Company entered into an amendment to the existing credit agreement with Bank of America N.A. ("Bank of America") which provided for (i) a $40,000,000 revolving line of credit facility that matured on June 15, 2013 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by the three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The credit agreement was subsequently amended to extend the maturity date of the revolving line of credit facility to November 15, 2015.

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

annum. The LIBOR rate was 0.16% at December 31, 2014. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of December 31, 2014 and June 30, 2014, the total outstanding borrowings under the Bank of America term loan was $5,133,000 and $6,533,000, respectively. The total outstanding borrowings under the Bank of America line of credit was $4,699,000 and $17,699,000 as of December 31, 2014 and June 30, 2014, respectively. The interest rates for these loans ranged from 1.41% to 1.66% per annum at December 31, 2014 and 1.19% to 1.65% per annum at June 30, 2014. As of December 31, 2014, the unused revolving line of credit with Bank of America was $35,301,000.

In January 2015, the Company drew an additional $15,000,000 from the Bank of America line of credit with an interest rate that ranged from 1.40% to 2.75% per annum to support the Company's growth and expansion of its business.

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

In December 2014, the Company entered into a second amendment to the existing credit agreement with CTBC Bank to extend the maturity date to November 30, 2015. The amendment provides for (i) a 12-month NT$700,000,000 or $22,017,000 U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to $17,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement is capped at NT$1,000,000,000 or $31,453,000 U.S. dollar equivalents.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $20,760,000 and $22,055,000 at December 31, 2014 and June 30, 2014, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $5,200,000 and $0 at December 31, 2014 and June 30, 2014, respectively. The interest rate for these loans were ranged from 0.94% to 1.14% at December 31, 2014 and 1.15% per annum at June 30, 2014. At December 31, 2014, NT$174,676,000 or $5,494,000 U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of December 31, 2014 and June 30, 2014, total assets of $890,370,000 and $751,396,000, respectively, collateralized the line of credit with Bank of America and were all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of December 31, 2014 and June 30, 2014, total assets collateralizing the term loan with Bank of America were $17,469,000 and $17,584,000, respectively. As of December 31, 2014, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

As of December 31, 2014 and June 30, 2014, the land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27,202,000 and $27,345,000, respectively. There are no financial covenants associated with the term loan with CTBC Bank at December 31, 2014.

Note 8.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 0.6% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 42.9% of Ablecom at December 31, 2014.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $57,513,000 and $111,916,000, and sold products to Ablecom totaling $10,879,000 and $37,457,000 for the three and six months ended December 31, 2014, respectively. The Company purchased products from Ablecom totaling $54,424,000 and $99,741,000 and sold products to Ablecom totaling $3,859,000 and $7,387,000 for the three and six months ended December 31, 2013, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2014 and June 30, 2014, were $1,138,000 and $621,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2014 and June 30, 2014, were $57,154,000 and $48,969,000, respectively. For the three and six months ended December 31, 2014, the Company paid Ablecom the majority of invoiced dollars between 48 and 101 days of invoice date. For the three and six months ended December 31, 2014, the Company paid $2,495,000 and $4,497,000, respectively, for tooling assets and miscellaneous costs to Ablecom. For the three and six months ended December 31, 2013, the Company paid $1,460,000 and $3,736,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $83,969,000 and $64,464,000 at December 31,

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2014 and June 30, 2014, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2014, $10,000 and $7,000, respectively, of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations. In the three and six months ended December 31, 2013, $7,000 and $13,000, respectively, of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $11,496,000 and $22,098,000 for the three and six months ended December 31, 2014, respectively, and $6,731,000 and $10,897,000 for the three and six months ended December 31, 2013, respectively. The effective tax rate was 26.9% and 29.8% for the three and six months ended December 31, 2014, respectively, and 33.5% and 34.1% for the three and six months ended December 31, 2013, respectively. The effective tax rate for the three and six months ended December 31, 2014 is estimated to be lower than the federal statutory rate primarily due to the reinstatement of the U.S. federal research and development (“R&D”) tax credit, the benefit from disqualifying dispositions of shares issued upon exercise of incentive stock options and higher income taxed by foreign jurisdictions with lower tax rates, in part offset by the impact of stock option expenses.

In the three months ended December 31, 2014, the Tax Increase Prevention Act of 2014 extended the U.S. federal R&D tax credit retroactively to January 1, 2014 through December 31, 2014. As a result, during the three months ended December 31, 2014, the Company recognized a total tax benefit of $2,773,000, of which $1,804,000 related to fiscal year 2014.

               As of December 31, 2014, the Company had a liability for gross unrecognized tax benefits of $11,998,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three and six months ended December 31, 2014, there were no material changes in the total amount of the liability for gross unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2014, the Company had accrued $994,000 of interest and penalties relating to unrecognized tax benefits.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2017. As of December 31, 2014, these remaining non-cancellable commitments were $564,584,000 compared to $211,090,000 as of June 30, 2014.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $294,260,000 as of December 31, 2014, an increase from $45,210,000 as of June 30, 2014 and will be paid through January 2017. The Company entered into amendments to its existing purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company negotiates the purchase price with the suppliers on an ongoing basis based upon market rates.

Note 11.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2014 and 2013, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales:
United States	$286,748	$179,571	$530,126	$354,785
Europe	91,588	84,977	181,145	156,162
Asia	78,575	82,211	167,013	137,183
Other	46,103	9,603	68,052	17,248
	$503,014	$356,362	$946,336	$665,378

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	December 31, 2014	June 30, 2014
Long-lived assets:
United States	$104,076	$94,119
Asia	38,276	36,123
Europe	308	347
	$142,660	$130,589

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$302,256	60.1%	$174,072	48.8%	$557,865	58.9%	$317,355	47.7%
Subsystems and accessories	200,758	39.9%	182,290	51.2%	388,471	41.1%	348,023	52.3%
Total	$503,014	100.0%	$356,362	100.0%	$946,336	100.0%	$665,378	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute subsystems and accessories assembled by the Company. One customer represented 15.1% and 11.9% of the Company’s total net sales in the three and six months ended December 31, 2014, respectively, and no customer represented greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2013. No country other than the United States

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

represents greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2014 and 2013. The same customer accounted for 22.1% of the Company's accounts receivable as of December 31, 2014. No customer accounted for 10% or more of the Company's accounts receivable as of June 30, 2014.

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

Overview

We are a global leader in high-performance, high-efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the Data Center, Cloud Computing, Enterprise IT, Big Data, HPC and Embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. Net sales of optimized servers were $302.3 million and $557.9 million for the three and six months ended December 31, 2014, respectively, and $174.1 million and $317.4 million for the three and six months ended December 31, 2013, respectively, and net sales of subsystems and accessories were $200.8 million and $388.5 million for the three and six months ended December 31, 2014, respectively, and $182.3 million and $348.0 million for the three and six months ended December 31, 2013, respectively. The increase in our net sales in the three and six months ended December 31, 2014 compared with the three and six months ended December 31, 2013 was primarily due to an increase in our sales of complete server systems based on Intel's DP Haswell processor, which was launched in September 2014 and to a lesser extent the increase in sales of our Twin family of servers and storage servers which offer higher density computing and more memory and hard disk derive capacity. The percentage of our net sales represented by sales of complete server systems increased to 60.1% and 58.9% in the three and six months ended December 31, 2014, respectively, from 48.8% and 47.7% in the three and six months ended December 31, 2013, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $503.0 million and $946.3 million for the three and six months ended December 31, 2014, respectively, and $356.4 million and $665.4 million for the three and six months ended December 31, 2013, respectively. Our net income was $31.2 million and $52.1 million for the three and six months ended December 31, 2014, respectively, and $13.3 million and $21.0 million for the three and six months ended December 31, 2013, respectively. Our increase in net income in the three and six months ended December 31, 2014 was primarily attributable to an increase in our gross profit resulting primarily from higher sales of server systems based on Intel's DP Haswell processor, benefits resulting from increased scale of our business, higher utilization of our manufacturing facilities in Taiwan and a refund of value added taxes on research and development expenses, partially offset by higher income tax expenses.

We sell our server systems and subsystems and accessories primarily through distributors and to a lesser extent to Original Equipment Manufacturers, or OEMs, as well as through our direct sales force. We derived 50.0% and 52.8% of our net sales from products sold to distributors and derived 50.0% and 47.2% from sales to OEMs and to end customers for the three and six months ended December 31, 2014, respectively, and 53.4% and 56.9% of our net sales from products sold to distributors, and 46.6% and 43.1% from sales to OEMs and to end customers for the three and six months ended December 31, 2013, respectively. One of our customers accounted for 15.1% and 11.9% of our net sales in the three and six months ended December 31, 2014, and none of our customers accounted for 10% or more of our net sales in the three and six months ended December 31, 2013. We derived 57.0% and 56.0% of our net sales from customers in the United States for the three and six months ended December 31, 2014, respectively, and 50.4% and 53.3% for the three and six months ended December 31, 2013, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 5.1% and 5.0% of our net sales for the three and six months ended December 31, 2014, respectively, and 5.8% and 6.1% of our net sales for the three and six months ended December 31, 2013, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2015, we have continued to increase manufacturing and service operations in Taiwan and the Netherlands to support our Asian and European customers and we have increased our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2014, our purchases from Ablecom represented 13.8% and 14.1% of our cost of sales, respectively, compared to 18.1% and 17.7% of our cost of sales for the three and six months ended December 31, 2013, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our cost of sales. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel, AMD and Nvidia carefully. This also impacts our research and development expenditures. For example, in fiscal year 2012 and in certain prior years, our results were adversely impacted by customer order delays in anticipation of the introduction of the new lines of microprocessors and research and development expenditures necessary for us to prepare for the introduction.

Other Financial Highlights

The following is a summary of other financial highlights of the second quarter of fiscal year 2015:

•
Net cash provided by (used in) operating activities was $(8.7) million and $18.4 million during the six months ended December 31, 2014 and 2013, respectively. Our cash and cash equivalents, together with our investments, were $85.9 million at the end of second quarter of fiscal year 2015, compared with $99.6 million at the end of fiscal year 2014. The decrease in our cash and cash equivalents, together with our investments at the end of second quarter of fiscal year 2015 was primarily due to increases in inventory and accounts receivable described below, as well as $9.2 million of repayments in loans, net of proceeds, $11.0 million of purchase of property, plant and equipment, of which $6.3 million was related to the development and construction of improvements on our property in San Jose, California, which is still in progress, offset in part by $12.7 million of proceeds from the exercise of stock options.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the second quarter of fiscal year 2015 was 41 days, compared with 42 days at the end of the fourth quarter of fiscal year 2014.

•
Our inventory balance was $409.2 million at the end of the second quarter of fiscal year 2015, compared with $315.8 million at the end of the fiscal year 2014. Days sales of inventory (“DSI”) at the end of the second quarter of fiscal year 2015 was 83 days, compared with 77 days at the end of the fourth quarter of fiscal year 2014. The increase in our inventory was to support the transition to Intel's DP Haswell based products.

•
Our purchase commitments with contract manufacturers and suppliers were $564.6 million at the end of the second quarter of fiscal year 2015 and $211.1 million at the end of the fiscal year 2014. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $294.3 million, which have terms expiring through January 2017. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

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

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales, as a percentage of net sales, is generally lower on server systems than on subsystems and accessories, but generally higher in the case of sales of server systems to internet data system customers. Because we have only limited long-term fixed supply agreements, our cost of sales is subject to change based on market conditions.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to allowances for doubtful accounts and sales returns, cooperative marketing accruals, investment valuations, inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates.

We believe the following are our most critical accounting policies as they require more significant judgments in the preparation of our financial statements.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At December 31, 2014 and June 30, 2014, we had deferred revenue of $1.1 million and $7.7 million and related deferred product costs of $0.8 million and $6.7 million, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentration, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision (recovery) for bad debt was $(33,000) and $(0.1) million in the three and six months ended December 31, 2014, respectively, and $0.2 million and $1.1 million in the three and six months ended December 31, 2013, respectively. If a major customer's credit worthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

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

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $7.0 million and $7.1 million as of December 31, 2014 and June 30, 2014, respectively. The provision for warranty reserve was $3.3 million and $7.0 million in the three and six months ended December 31, 2014, respectively, and $3.5 million and $6.9 million in the three and six months ended December 31, 2013, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($0.1) million and $(0.3) million in the three and six months ended December 31, 2014, respectively, and $28,000 and $73,000 in the three and six months ended December 31, 2013, respectively. As a result of our decrease in warranty claims and lower cost of servicing warranty claims in the three months ended December 31, 2014, the provision for warranty reserve decreased $0.2 million compared to the three months ended December 31, 2013. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months as well as historical usage and sales activity. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $2.5 million and $4.2 million in the three and six months ended December 31, 2014, respectively, and $1.5 million in both three and six months ended December 31, 2013.

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

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of our Board of Directors including employee stock options and restricted stock awards based on estimated fair values. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. Compensation expense for options and restricted stock awards granted to employees was $3.2 million and $6.2 million for the three and six months ended December 31, 2014, respectively, and $2.8 million and $5.4 million for the three and six months ended December 31, 2013, respectively.

As of December 31, 2014, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was $21.7 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.38 years. See Note 2 of Notes to our Condensed Consolidated Financial Statements for additional information.

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

In May 2012, we and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of December 31, 2014, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2014, $10,000, $7,000, respectively, of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations. In the three and six months ended December 31, 2013 $7,000 and $13,000, respectively, of net loss attributable to Ablecom's interest was included in our general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.2	84.5	83.8	84.7
Gross profit	16.8	15.5	16.2	15.3
Operating expenses:
Research and development	5.1	5.8	5.0	6.1
Sales and marketing	2.2	2.5	2.3	2.7
General and administrative	1.0	1.5	1.1	1.7
Total operating expenses	8.3	9.8	8.4	10.5
Income from operations	8.5	5.7	7.8	4.8
Interest and other income, net	—	—	—	—
Interest expense	—	(0.1)	—	—
Income before income tax provision	8.5	5.6	7.8	4.8
Income tax provision	2.3	1.9	2.3	1.6
Net income	6.2%	3.7%	5.5%	3.2%

Comparison of Three Months Ended December 31, 2014 and 2013

Net sales. Net sales increased by $146.7 million, or 41.2%, to $503.0 million from $356.4 million, for the three months ended December 31, 2014 and 2013, respectively. This increase was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of server systems as we sold more higher density server systems.

For the three months ended December 31, 2014, the number of server system units sold increased 23.8% to 78,000 compared to 63,000 for the three months ended December 31, 2013. The average selling price of server system units increased 44.4% to $3,900 in the three months ended December 31, 2014 compared to $2,700 in the three months ended December 31, 2013. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our complete server systems based on Intel's DP Haswell processor which was launched in September 2014 and to a lesser extent due to the increase in sales of our Twin family of servers and storage servers which offered higher density computing and more memory and hard disk drive capacity and have a higher average selling price. Sales of server systems increased by $128.2 million or 73.6% from the three months ended December 31, 2013 to the three months ended December 31, 2014, primarily due to the increased sales of the products described above. Sales of server systems represented 60.1% of our net sales for the three months ended December 31, 2014 compared to 48.8% of our net sales for the three months ended December 31, 2013.

For both three months ended December 31, 2014 and 2013, the number of subsystems and accessories units sold was 1.2 million. Sales of subsystems and accessories increased by $18.5 million or 10.1% from the three months ended December 31, 2013 to the three months ended December 31, 2014, primarily related to an increased volume of hard disk drives and memory bundled with our server solutions sold to our distributors and system integrators who are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 39.9% of our net sales for the three months ended December 31, 2014 as compared to 51.2% of our net sales for the three months ended December 31, 2013.

For the three months ended December 31, 2014 and 2013, we derived 50.0% and 53.4%, respectively, of our net sales from products sold to distributors and we derived 50.0% and 46.6%, respectively, from sales to OEMs and to end customers. For the three months ended December 31, 2014, customers in the United States, Europe and Asia accounted for 57.0%, 18.2% and 15.6%, of our net sales, respectively, as compared to 50.4%, 23.9% and 23.0% of our net sales, respectively, for the three months ended December 31, 2013.

Cost of sales. Cost of sales increased by $117.3 million, or 38.9%, to $418.6 million from $301.3 million, for the three months ended December 31, 2014 and 2013, respectively. Cost of sales as a percentage of net sales was 83.2% and 84.5% for the three months ended December 31, 2014 and 2013, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and an increase of $1.0 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to lower costs resulting from the increased scale of our business, an increase in the mix of complete server system sales from the introduction of systems based on Intel's DP Haswell processor and higher utilization of our manufacturing facilities in Taiwan. In the three months ended December 31, 2014, we recorded a $2.5 million expense, net of recovery, or 0.5% of net sales, related to the inventory provision as compared to $1.5 million, or 0.4% of net sales, in the three months ended December 31, 2013. The increase in the inventory provision was primarily due to higher inventory reserves for a specific product partially offset by higher sales of previously reserved inventory of $1.3 million.

In the three months ended December 31, 2014, we recorded a $3.3 million expense, or 0.7% of net sales, related to the provision for warranty reserve as compared to $3.5 million, or 1.0% of net sales, in the three months ended December 31, 2013. The decrease in the provision for warranty reserve was primarily due to a decrease in warranty claims and lower cost of servicing warranty claims in the three months ended December 31, 2014. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $5.0 million, or 24.7%, to $25.5 million from $20.4 million, for the three months ended December 31, 2014 and 2013, respectively. Research and development expenses were 5.1% and 5.8% of net sales for the three months ended December 31, 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $4.6 million in compensation and benefits resulting from annual salary increases and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan and an increase of $1.2 million in development costs as we continue to broaden our solutions based on the Intel's DP Haswell processor, partially offset by an increase of $1.1 million in non-recurring engineering funding from certain suppliers and customers. The decrease as a percentage of net sales was primarily due to the increase in net sales in the three months ended December 31, 2014.

Research and development expenses include stock-based compensation expense of $2.0 million and $1.7 million for the three months ended December 31, 2014 and 2013, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $2.2 million, or 24.3%, to $11.2 million from $9.0 million, for the three months ended December 31, 2014 and 2013, respectively. Sales and marketing expenses were 2.2% and 2.5% of net sales for the three months ended December 31, 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $2.0 million in compensation and benefits resulting from growth in sales and marketing personnel. The decrease as a percentage of net sales was primarily due to the increase in net sales in the three months ended December 31, 2014.

Sales and marketing expenses include stock-based compensation expense of $0.4 million and $0.3 million for the three months ended December 31, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses decreased by $0.5 million, or 9.8%, to $4.9 million from $5.5 million, for the three months ended December 31, 2014 and 2013, respectively. General and administrative expenses were 1.0% and 1.5% of net sales for the three months ended December 31, 2014 and 2013, respectively. The decrease in absolute dollars was primarily due to an increase of $0.7 million in foreign currency transaction gain. The decrease as a percentage of net sales was primarily due to the increase in net sales in the three months ended December 31, 2014.

General and administrative expenses include stock-based compensation expense of $0.5 million for both three months ended December 31, 2014 and 2013.

Interest and other expense, net. Interest and other expense, net, was $0.1 million of expense for both three months ended December 31, 2014 and 2013, which primarily represented $0.2 million of expense for both three months ended December 31, 2014 and 2013.

Provision for income taxes. Provision for income taxes increased by $4.8 million, or 70.8%, to $11.5 million from $6.7 million, for the three months ended December 31, 2014 and 2013, respectively. The effective tax rate was 26.9% and 33.5% for the three months ended December 31, 2014 and 2013, respectively. The higher income tax provision for the three months ended December 31, 2014 was primarily attributable to our higher operating income. The lower effective tax rate for the three months ended December 31, 2014 was primarily due to the extension of the U.S. federal R&D tax credit retroactively to January 1, 2014 through December 31, 2014. As a result, during the three months ended December 31, 2014, we recognized a total tax benefit of $2.8 million, of which $1.8 million related to fiscal year 2014.

Comparison of Six Months Ended December 31, 2014 and 2013

Net sales. Net sales increased by $281.0 million, or 42.2%, to $946.3 million from $665.4 million, for the six months ended December 31, 2014 and 2013, respectively. This increase was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of server systems as we sold more higher density server systems.

For the six months ended December 31, 2014, the number of server system units sold increased 14.4% to 135,000 compared to 118,000 for the six months ended December 31, 2013. The average selling price of server system units increased 37.0% to $3,700 in the six months ended December 31, 2014 compared to $2,700 in the six months ended December 31, 2013. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our complete server systems based on Intel's DP Haswell processor which was launched in September 2014 and to a lesser extent due to the increase in sales of our Twin family of servers and storage servers which offer higher density computing and more memory and hard disk drive capacity and have a higher average selling price. Sales of server systems increased by $240.5 million or 75.8% from the six months ended December 31, 2013 to the six months ended December 31, 2014, primarily due to the increased sales of the products described above. Sales of server systems represented 58.9% of our net sales for the six months ended December 31, 2014 compared to 47.7% of our net sales for the six months ended December 31, 2013.

For the six months ended December 31, 2014, the number of subsystems and accessories units sold increased 2.7% to $2.3 million compared to $2.2 million for the six months ended December 31, 2013. Sales of subsystems and accessories increased by $40.5 million or 11.6% from the six months ended December 31, 2013 to the six months ended December 31, 2014, primarily related to an increased volume of hard disk drives and memory bundled with our server solutions sold to our distributors and system integrators who are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 41.1% of our net sales for the six months ended December 31, 2014 as compared to 52.3% of our net sales for the six months ended December 31, 2013.

For the six months ended December 31, 2014 and 2013, we derived 52.8% and 56.9%, respectively, of our net sales from products sold to distributors and we derived 47.2% and 43.1%, respectively, from sales to OEMs and to end customers. For the six months ended December 31, 2014, customers in the United States, Europe and Asia accounted for 56.0%, 19.2% and 17.6%, of our net sales, respectively, as compared to 53.3%, 23.5% and 20.6% of our net sales, respectively, for the six months ended December 31, 2013.

Cost of sales. Cost of sales increased by $229.2 million, or 40.7%, to $792.7 million from $563.5 million, for the six months ended December 31, 2014 and 2013, respectively. Cost of sales as a percentage of net sales was 83.8% and 84.7% for the six months ended December 31, 2014 and 2013, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and an increase of $2.6 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to lower costs resulting from the increased scale of our business, an increase in the mix of complete server system sales from the introduction of systems based on Intel's DP Haswell processor and higher utilization of our manufacturing facilities in Taiwan. In the six months ended December 31, 2014, we recorded a $4.2 million expense, net of recovery, or 0.4% of net sales, related to the inventory provision as compared to $1.5 million, or 0.2% of net sales, in the six months ended December 31, 2013. The increase in the inventory provision was primarily due to higher inventory reserves for a specific product partially offset by higher sales of previously reserved inventory of $3.4 million.

In the six months ended December 31, 2014, we recorded a $7.0 million expense, or 0.7% of net sales, related to the provision for warranty reserve as compared to $6.9 million, or 1.0% of net sales, in the six months ended December 31, 2013. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in the six months ended December 31, 2014. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $6.3 million, or 15.5%, to $47.0 million from $40.7 million, for the six months ended December 31, 2014 and 2013, respectively. Research and development expenses were 5.0% and 6.1% of net sales for the six months ended December 31, 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $8.8 million in compensation and benefits resulting from annual salary increases and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan, partially offset by $2.4 million refund of value added taxes on research and development expenses. The decrease as a percentage of net sales was primarily due to the increase in net sales in the six months ended December 31, 2014.

Research and development expenses include stock-based compensation expense of $3.9 million and $3.3 million for the six months ended December 31, 2014 and 2013, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $4.3 million, or 24.2%, to $22.2 million from $17.8 million, for the six months ended December 31, 2014 and 2013, respectively. Sales and marketing expenses were 2.3% and 2.7% of net sales for the three months ended December 31, 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $3.7 million in compensation and benefits resulting from growth in sales and marketing personnel. The decrease as a percentage of net sales was primarily due to the increase in net sales in the six months ended December 31, 2014.

Sales and marketing expenses include stock-based compensation expense of $0.8 million and $0.6 million for the six months ended December 31, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses decreased by $1.1 million, or 10.2%, to $10.0 million from $11.1 million, for the six months ended December 31, 2014 and 2013, respectively. General and administrative expenses were 1.1% and 1.7% of net sales for the six months ended December 31, 2014 and 2013, respectively. The decrease in absolute dollars was primarily due to an increase of $1.3 million in foreign currency transaction gain and a decrease of $1.2 million in bad debt expenses offset in part by an increase of $0.9 million in compensation and benefits and a decrease of $0.7 million in miscellaneous income relating to the settlement of our outstanding accounts payable with one vendor in the prior year. The decrease as a percentage of net sales was primarily due to the increase in net sales in the six months ended December 31, 2014.

General and administrative expenses include stock-based compensation expense of $1.1 million and $1.0 million for the six months ended December 31, 2014 and 2013, respectively.

Interest and other expense, net. Interest and other expense, net, was $0.3 million of expense for both six months ended December 31, 2014 and 2013, which primarily represented $0.4 million of interest expense for both six months ended December 31, 2014 and 2013.

Provision for income taxes. Provision for income taxes increased by $11.2 million, or 102.8%, to $22.1 million from $10.9 million, for the six months ended December 31, 2014 and 2013, respectively. The effective tax rate was 29.8% and 34.1% for the six months ended December 31, 2014 and 2013, respectively. The higher income tax provision for the six months ended December 31, 2014 was primarily attributable to our higher operating income. The lower effective tax rate for the six months ended December 31, 2014 was primarily due to the extension of the U.S. federal R&D tax credit retroactively to January 1, 2014 through December 31, 2014. As a result, during the six months ended December 31, 2014, we recognized a total tax benefit of $2.8 million, of which $1.8 million related to fiscal year 2014.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $83.3 million and $96.9 million as of December 31, 2014 and June 30, 2014, respectively. Our cash in foreign locations was $29.4 million and $28.3 million at December 31, 2014 and June 30, 2014, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by (used in) operating activities was $(8.7) million and $18.4 million for the six months ended December 31, 2014 and 2013, respectively.

Net cash used in our operating activities for the six months ended December 31, 2014 was primarily due to an increase in inventory of $97.5 million and an increase in accounts receivable of $46.0 million, which were partially offset by an increase in accounts payable of $60.0 million, our net income of $52.1 million, stock-based compensation expense of $6.2 million, an increase in net income taxes payable of $5.3 million, an increase in accrued liabilities of $4.8 million, provision for lower of cost or market and excess and obsolete inventory of $4.2 million, and depreciation expense of $3.8 million.

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

The increase for the six months ended December 31, 2014 in accounts receivable was primarily due to an increase in our net sales late in the quarter ended December 31, 2014. The increase for the six months ended December 31, 2014 in inventory and accounts payable was primarily due to higher purchases to support the transition to Intel's DP Haswell based products. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

The increase for the six months ended December 31, 2013 in accounts receivable was primarily due to an increase in our sales in the quarter ended December 31, 2013. The increase for the six months ended December 31, 2013 in accounts payable was due to higher purchases and timing of payments to our vendors. The increase for the six months ended December 31, 2013 in inventory was due to support the lunar new year holiday shutdown in Asia at the end of January 2014.

Investing activities. Net cash used in our investing activities was $11.7 million and $34.0 million for the six months ended December 31, 2014 and 2013, respectively. In the six months ended December 31, 2014, $11.0 million was related to the purchase of property, plant and equipment, of which $6.3 million was related to the development and construction of improvements on our property in San Jose, California, which is still in progress. In the six months ended December 31, 2013, $34.0 million was related to the purchase of property, plant and equipment, of which $30.2 million was related to the real property purchased in San Jose, California in October 2013.
We plan to develop five manufacturing buildings through fiscal 2016 on the real property we purchased in San Jose, California, to serve as our Green Computing Park. We anticipate costs for this development of approximately $19.6 million in the third and fourth quarter of fiscal year 2015 which we plan to finance through our operating cash flows and additional borrowings from banks.

Financing activities. Net cash provided by our financing activities was $7.2 million and $12.4 million for the six months ended December 31, 2014 and 2013, respectively. In the six months ended December 31, 2014, we received $12.7 million related to the proceeds from the exercise of stock options. Further, we borrowed an additional $5.2 million under our revolving line of credit from CTBC Bank and repaid $14.4 million in loans in the six months ended December 31, 2014. In the six months ended December 31, 2014, excess tax benefits from stock-based compensation were $2.8 million. We expect the net cash provided by financing activities will increase throughout fiscal year 2015 as we intend to obtain additional financing from banks to construct our manufacturing buildings at our Green Computing Park in San Jose, California.

In the six months ended December 31, 2013, we received $4.8 million related to proceeds from the exercise of stock options. Further, we borrowed additional $5.1 million under our secured term loan from CTBC Bank, borrowed $3.5 million under our revolving line of credit from CTBC Bank and repaid $1.4 million in loans in the six months ended December 31, 2013. In the six months ended December 31, 2013, excess tax benefits from stock-based compensation were $1.1 million.

We expect to experience continued growth in our working capital requirements and capital expenditures as we continue to expand our business. Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We intend to fund this continued expansion through cash generated by operations and by drawing on our revolving credit facility or through other debt financing. However we cannot be certain whether such financing will be available on commercially reasonable or otherwise favorable terms or that such financing will be available at all. We anticipate that working capital and capital expenditures will constitute a material use of our cash resources. We have sufficient cash on hand to continue to operate for at least the next 12 months.

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America
In October 2011, we entered into an amendment to our existing credit agreement with Bank of America, which provided for (i) a $40.0 million revolving line of credit facility through June 15, 2013 and (ii) a five-year $14.0 million term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The credit agreement was subsequently amended to extend the maturity date of the revolving line of credit to November 15, 2015.

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.16% at December 31, 2014. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

As of December 31, 2014 and June 30, 2014, the total outstanding borrowings under the Bank of America term loan were $5.1 million and $6.5 million, respectively. The total outstanding borrowings under the Bank of America line of credit were $4.7 million and $17.7 million as of December 31, 2014 and June 30, 2014, respectively. The interest rates for these loans ranged from 1.41% to 1.66% per annum at December 31, 2014 and 1.19% to 1.65% per annum at June 30, 2014. As of December 31, 2014, the unused revolving line of credit under Bank of America was $35.3 million.

In January 2015, we drew an additional $15.0 million from the Bank of America line of credit with an interest rate that ranged from 1.40% to 2.75% per annum to support our growth and expansion of our business.

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

In November 2013, we entered into an amendment to our existing credit agreement with CTBC Bank to increase the credit facility amount and extend the maturity date to November 30, 2014. The amendment provides for (i) a 13-month NT$700.0 million or $23.8 million U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 13-month unsecured term loan up to NT$100.0 million or $3.4 million U.S. dollar equivalents, and a 13-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to NT$500.0 million or $17.0 million U.S. dollar equivalents with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum or lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement is capped at NT$1.0 billion or $34.0 million U.S. dollar equivalents.

In December 2014, we entered into a second amendment to our existing credit agreement with CTBC Bank to extend the maturity date to November 30, 2015. The amendment provides for (i) a 12-month NT$700.0 million or $22.0 million U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to $17.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement is capped at NT$1,000.0 million or $31.5 million U.S. dollar equivalents.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $20.8 million and $22.1 million as of December 31, 2014 and June 30, 2014, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $5.2 million and $0 at December 31, 2014 and June 30, 2014, respectively. The interest rates for these loans ranged from 0.94% to 1.14% and 1.15% per annum at December 31, 2014 and June 30, 2014, respectively. At December 31, 2014, NT$174.7 million or $5.5 million U.S. dollar equivalents were available for future borrowing under this credit agreement.

Covenant Compliance
Our credit agreement with Bank of America contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The credit agreement contains certain financial covenants, including the following:

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

As of December 31, 2014, our total assets of $890.4 million collateralized the line of credit with Bank of America and were all of our assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of December 31, 2014, total assets collateralizing the term loan with Bank of America were $17.5 million. As of December 31, 2014, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

As of December 31, 2014, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27.2 million. There are no financial covenants associated with the term loan with CTBC Bank at December 31, 2014.

Contract Manufacturers
For the three and six months ended December 31, 2014, we paid our contract manufacturers within 35 to 77 days of invoice and Ablecom between 48 to 101 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of December 31, 2014 and June 30, 2014, amounts owed to Ablecom by us were approximately $57.2 million and $49.0 million, respectively.

Auction Rate Securities Valuation
As of December 31, 2014, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at December 31, 2014. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2014, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2014, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In the three and six months ended December 31, 2014 and 2013, there were no auction rate securities redeemed or sold.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,989	$2,271	$1,234	$305	$6,799
Capital leases, including interest	178	331	191	—	700
Long-term debt, including interest (1)	33,528	2,352	—	—	35,880
Purchase commitments (2)	404,584	160,000	—	—	564,584
Total (3)	$441,279	$164,954	$1,425	$305	$607,963

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at December 31, 2014.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $294.3 million of hard disk drive purchase commitments at December 31, 2014, which will be paid through January 2017. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue, net of cost, of $6.4 million and unrecognized tax benefits and related interest and penalties accrual of $10.6 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2014, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.94% to 1.66% at December 31, 2014 and 1.15% to 1.65% at June 30, 2014. Based on the outstanding principal indebtedness of $35.8 million under our credit facilities as of December 31, 2014, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of December 31, 2014, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at December 31, 2014. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2014, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2014, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and six months ended December 31, 2014 and 2013, no auction rate securities were redeemed or sold.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2014, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2014 in respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain for the three and six months ended December 31, 2014 was $0.8 million and $1.4 million, respectively, and for the three and six months ended December 31, 2013 was $0.2 million and $12,000, respectively.

Item 4.    Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As our business continues to grow, we believe that our quarterly operating results will be subject to greater fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results in the future include:

•	fluctuations based upon seasonality, with the quarters ending March 31 and September 30 typically being weaker;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	fluctuations in availability and costs associated with key components and other materials needed to satisfy customer requirements;

•	variability of our margins based on the mix of server systems, subsystems and accessories we sell and the percentage of our sales to internet datacenter cloud customers or geographical regions;

•	the timing of the introduction of new products by leading microprocessor vendors and other suppliers;

•	our ability to introduce new and innovative server solutions that appeal to our customers;

•	changes in tax rates, particularly with respect to the availability of research and development credits;

•	our ability to address technology issues as they arise, improve our products’ functionality and expand our product offerings;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors;

•	mix of whether customer purchases are of full systems or subsystems and accessories and whether made directly or through indirect sales channels;

•	the effect of mergers and acquisitions among our competitors, suppliers or partners;

•	general economic conditions in our geographic markets; and

•	impact of regulatory changes on our cost of doing business.

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

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to datacenters, leading internet companies and for other cloud computing applications. One of our customers accounted for 15.1% and 11.9% of our net sales in the three and six months ended December 31, 2014. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Increases in average selling prices for our server solutions have significantly contributed to our increases in net sales. Such prices are subject to decline if customers do not continue to purchase our latest generation products or additional components, which could harm our results of operations.

Increases in average selling prices have significantly contributed to our increases in net sales. As with most electronics based products, average selling prices of servers typically are highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. As our business continues to grow, we may increasingly be subject to this industry risk. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future. In some instances, our agreements with our distributors limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be harmed. In addition, our average selling prices have increased rapidly in recent periods as we have sold more products including additional components such as more memory and hard disk drive capacity. There is no assurance that our average selling prices will continue to increase and may decline due to decreased demand for, or lower prices of, the additional components that we sell with our server solutions.

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

We may incur additional expenses and suffer lower margins if our expectations regarding long term hard disk drive or other inventory commitments prove incorrect.

Notwithstanding our general practice of not entering into long term supply contracts, we have entered into purchase agreements with selected suppliers of hard disk drives and certain other components in order to ensure continuity of supply. Our hard disk drive purchase commitments totaled approximately $294.3 million as of December 31, 2014, an increase from $45.2 million as of June 30, 2014 and will be paid through January 2017. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. We have not yet determined whether to enter into similar commitments upon the expiration of our current commitments. Our existing and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline. Likewise if we fail to enter into commitments we may be exposed to limited available of supply or higher inventory costs which could result in lower net sales and adversely impact gross margin and net income.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarters ended March 31, 2013 and June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and six months ended December 31, 2014, we recorded inventory write-downs charged to cost of sales of $2.5 million and $4.2 million for lower of cost or market and excess and obsolete inventory, respectively, and $1.5 million during both three and six months ended December 31, 2013. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Inventory Valuation.”

We may encounter difficulties with our ERP systems.

We are currently in the process of implementing a new enterprise resource planning, or ERP, system and expect to commence using the new ERP during calendar year 2015. We have incurred and expect to continue to incur additional expenses for our implementation. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any disruptions, delays or deficiencies in the design and implementation of a revised or new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop new products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 50.0% and 52.8% of our net sales in the three and six months ended December 31, 2014, respectively, and 53.4% and 56.9% in the three and six months ended December 31, 2013, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 13.8% and 14.1% of our cost of sales for the three and six months ended December 31, 2014, respectively, and 18.1% and 17.7% for the three and six months ended December 31, 2013, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own 10.5% of Ablecom’s outstanding common stock, while Mr. Steve Liang and other family members own 42.9% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed.

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

As of January 29, 2015, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 38.0% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Not applicable.

Item 6.        Exhibits

(a) Exhibits.

10.1	Extension of Loan Agreement with Bank of America, N.A.
10.2	Summary of 2014 Credit Facility with CTBC Bank CO., LTD.
31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	February 9, 2015	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 9, 2015	/s/ Howard Hideshima
Howard Hideshima Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)