Form 10-Q
period 2015-03-31
Super Micro Computer, Inc.
filed 2015-05-07
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of April 28, 2015 there were 47,265,389 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

PART I: FINANCIAL INFORMATION

Item 1.
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$109,245	$96,872
Accounts receivable, net of allowances of $1,495 and $1,922 at March 31, 2015 and June 30, 2014, respectively (including amounts receivable from a related party of $4,602 and $621 at March 31, 2015 and June 30, 2014, respectively)	221,561	212,738
Inventory	430,382	315,837
Deferred income taxes-current	21,296	16,842
Prepaid income taxes	7,291	5,555
Prepaid expenses and other current assets	5,477	6,237
Total current assets	795,252	654,081
Long-term investments	2,647	2,647
Property, plant and equipment, net	153,332	130,589
Deferred income taxes-noncurrent	5,887	6,154
Other assets	3,843	2,854
Total assets	$960,961	$796,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $51,922 and $48,969 at March 31, 2015 and June 30, 2014, respectively)	$261,603	$219,354
Accrued liabilities	44,391	37,564
Income taxes payable	8,337	11,414
Short-term debt and current portion of long-term debt	44,836	42,554
Total current liabilities	359,167	310,886
Long-term debt-net of current portion	1,633	3,733
Other long-term liabilities	14,408	12,475
Total liabilities	375,208	327,094
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 47,682,302 and 45,739,936 at March 31, 2015 and June 30, 2014, respectively	240,436	199,062
Treasury stock (at cost), 445,028 shares at March 31, 2015 and June 30, 2014	(2,030)	(2,030)
Accumulated other comprehensive loss	(74)	(63)
Retained earnings	347,248	272,087
Total Super Micro Computer, Inc. stockholders’ equity	585,580	469,056
Noncontrolling interest	173	175
Total stockholders’ equity	585,753	469,231
Total liabilities and stockholders’ equity	$960,961	$796,325

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales (including related party sales of $6,067 and $3,418 in the three months ended March 31, 2015 and 2014, respectively, and $43,524 and $10,805 in the nine months ended March 31, 2015 and 2014, respectively)	$471,225	$373,755	$1,417,561	$1,039,133
Cost of sales (including related party purchases of $58,002 and $45,398 in the three months ended March 31, 2015 and 2014, respectively, and $169,918 and $145,139 in the nine months ended March 31, 2015 and 2014, respectively)	394,405	316,491	1,187,096	879,985
Gross profit	76,820	57,264	230,465	159,148
Operating expenses:
Research and development	25,542	20,570	72,516	61,234
Sales and marketing	12,496	9,416	34,656	27,257
General and administrative	7,334	5,806	17,334	16,938
Total operating expenses	45,372	35,792	124,506	105,429
Income from operations	31,448	21,472	105,959	53,719
Interest and other income, net	21	10	92	73
Interest expense	(277)	(156)	(656)	(535)
Income before income tax provision	31,192	21,326	105,395	53,257
Income tax provision	8,136	4,752	30,234	15,649
Net income	$23,056	$16,574	$75,161	$37,608
Net income per common share:
Basic	$0.49	$0.38	$1.63	$0.87
Diluted	$0.44	$0.35	$1.47	$0.82
Weighted-average shares used in calculation of net income per common share:
Basic	46,824	43,992	46,138	43,128
Diluted	52,008	47,424	51,102	45,857

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income	$23,056	$16,574	$75,161	$37,608
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	5	(4)	(11)	(5)
Unrealized gain (loss) on investments	—	—	—	—
Total other comprehensive income	5	(4)	(11)	(5)
Comprehensive income	$23,061	$16,570	$75,150	$37,603

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$75,161	$37,608
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,930	4,590
Stock-based compensation expense	9,727	8,183
Excess tax benefits from stock-based compensation	(7,229)	(2,719)
Allowance for doubtful accounts	194	1,384
Provision for inventory	4,462	2,427
Exchange gain	(595)	(334)
Deferred income taxes	(4,197)	(3,847)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(3,981) and $505 during the nine months ended March 31, 2015 and 2014, respectively)	(9,017)	(34,072)
Inventory	(119,007)	(43,346)
Prepaid expenses and other assets	675	1,417
Accounts payable (including changes in related party balances of $2,953 and $(8,250) during the nine months ended March 31, 2015 and 2014, respectively)	38,712	32,492
Income taxes payable, net	5,814	9,879
Accrued liabilities	6,748	(1,767)
Other long-term liabilities	1,686	579
Net cash provided by operating activities	9,064	12,474
INVESTING ACTIVITIES:
Restricted cash	(418)	401
Investment in a privately held company	(661)	—
Purchases of property, plant and equipment	(24,637)	(36,779)
Net cash used in investing activities	(25,716)	(36,378)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	21,071	19,154
Minimum tax withholding paid on behalf of an officer for restricted stock awards	—	(651)
Excess tax benefits from stock-based compensation	7,229	2,719
Proceeds from debt	36,400	17,354
Repayment of debt	(35,300)	(5,620)
Payment of obligations under capital leases	(96)	(26)
Advances (payments) under receivable financing arrangements	669	(8)
Net cash provided by financing activities	29,973	32,922
Effect of exchange rate fluctuations on cash	(948)	(342)
Net decrease in cash and cash equivalents	12,373	8,676
Cash and cash equivalents at beginning of period	96,872	93,038
Cash and cash equivalents at end of period	$109,245	$101,714
Supplemental disclosure of cash flow information:
Cash paid for interest	$649	$533
Cash paid for taxes, net of refunds	$27,455	$8,940
Non-cash investing and financing activities:
Equipment purchased under capital leases	$428	$175
Accrued costs for property, plant and equipment purchases	$12,511	$2,055

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2015.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Net Income Per Common Share

The Company’s restricted share awards subject to repurchase and settled in shares of common stock upon vesting have the nonforfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per common share is determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Diluted net income per common share is calculated by adjusting outstanding shares, assuming any dilutive effects of stock incentive awards calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock results in a greater dilutive effect from outstanding stock options and restricted stock units. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a further dilutive effect on net income per share.

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new standard is effective for the Company on July 1, 2018. The Company is currently evaluating the effect the guidance will have on the Company's financial statement disclosures, results of operations and financial position.

In April 2015, the FASB issued new accounting guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for the Company on July 1, 2016. The Company is currently evaluating the effect the guidance will have on the Company's financial statement disclosures, results of operations and financial position.

Note 2.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

The authorized number of shares that may be issued under the Company's 2006 Equity Incentive Plan (the "2006 Plan") automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant and options and restricted stock units vest over four years; 25% at the end of one year and one sixteenth per

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

quarter thereafter. The 2006 Plan is the successor equity incentive plan to the Company's 1998 Stock Option Plan. As of March 31, 2015, the Company had 626,715 authorized shares available for future issuance under the 2006 Plan.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. The fair value of restricted stock units is based on the closing market price of the Company's common stock on the date of grant. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and the exercise factors for the stock options granted prior to June 30, 2011. For stock options and restricted stock units granted after June 30, 2011, the expected term is based on a combination of the Company's peer group and the Company's historical experience.

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

The fair value of stock option grants for the three and nine months ended March 31, 2015 and 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Risk-free interest rate	1.35% - 1.58%	1.69% - 1.81%	1.35% - 1.76%	1.53% - 1.81%
Expected life	5.40 years	5.58 years	5.40 - 5.44 years	5.49 - 5.58 years
Dividend yield	—%	—%	—%	—%
Volatility	47.60% - 48.26%	43.48% - 44.66%	46.93% - 49.31%	43.48% - 50.07%
Weighted-average fair value	$15.92	$7.70	$12.59	$6.67

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Cost of sales	$222	$246	$651	$726
Research and development	2,255	1,723	6,148	4,993
Sales and marketing	369	306	1,148	925
General and administrative	720	531	1,780	1,539
Stock-based compensation expense before taxes	3,566	2,806	9,727	8,183
Income tax impact	(1,355)	(1,477)	(2,747)	(2,146)
Stock-based compensation expense, net	$2,211	$1,329	$6,980	$6,037

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $10,576,000 and $4,533,000 of excess tax benefits recorded in additional paid-in capital in the nine months ended March 31, 2015 and 2014, respectively. The Company had excess tax benefits that are classified as cash from financing activities of $7,229,000 and $2,719,000 in the nine months ended March 31, 2015 and 2014, respectively, for options issued since July 1, 2006.

As of March 31, 2015, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted since July 1, 2006 to employees and non-employee directors was $28,958,000, which will be recognized over a remaining weighted-average vesting period of approximately 2.39 years.

Stock Option Activity

The following table summarizes stock option activity during the nine months ended March 31, 2015 under all stock option plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2014 (7,558,631 shares exercisable at weighted average exercise price of $11.05 per share)	10,905,602	$12.24
Granted	1,058,760	$27.99
Exercised	(1,942,366)	$10.85
Forfeited	(153,960)	$18.94
Balance as of March 31, 2015	9,868,036	$14.10	6.13	$189,102
Options vested and expected to vest at March 31, 2015	9,658,434	$13.91	6.07	$186,852
Options vested and exercisable at March 31, 2015	6,988,101	$11.97	5.11	$148,459

The total pretax intrinsic value of options exercised was $22,231,000 and $44,301,000 during the three and nine months ended March 31, 2015, respectively, and $14,746,000 and $19,961,000 for the three and nine months ended March 31, 2014, respectively.

Restricted Stock Unit Activity

In January 2015, the Company began to grant restricted stock units to employees. The Company grants restricted stock units to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and settlement.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes restricted stock unit activity during the nine months ended March 31, 2015 under the 2006 Plan:

	Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2014	—	$—
Granted	233,930	$35.07
Vested	—	$—
Forfeited	(51,050)	$35.07
Balance as of March 31, 2015	182,880	$35.07	$6,073

Restricted Stock Award Activity

The Company had no restricted stock award activity for the three and nine months ended March 31, 2015 and the three months ended March 31, 2014. The total pretax intrinsic value of restricted stock awards vested was $2,337,000 for the nine months ended March 31, 2014. In the nine months ended March 31, 2014, upon vesting, 179,641 shares of restricted stock awards were partially net share-settled such that the Company withheld 50,000 shares with value equivalent to an officer's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities were $651,000 in the nine months ended March 31, 2014 and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. There are no unvested restricted stock awards at March 31, 2015.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Net Income Per Common Share

The computation of basic and diluted using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Basic net income per common share calculation
Net income	$23,056	$16,574	$75,161	$37,608
Less: Undistributed earnings allocated to participating securities	—	(1)	—	(34)
Net income attributable to common shares—basic	$23,056	$16,573	$75,161	$37,574
Weighted-average number of common shares used to compute basic net income per common share	46,824	43,992	46,138	43,128
Basic net income per common share	$0.49	$0.38	$1.63	$0.87
Diluted net income per common share calculation
Net income	$23,056	$16,574	$75,161	$37,608
Less: Undistributed earnings allocated to participating securities	—	(1)	—	(32)
Net income attributable to common shares—diluted	$23,056	$16,573	$75,161	$37,576
Weighted-average number of common shares used to compute basic net income per common share	46,824	43,992	46,138	43,128
Dilutive effect of options to purchase common stock	5,184	3,432	4,964	2,729
Weighted-average number of common shares used to compute diluted net income per common share	52,008	47,424	51,102	45,857
Diluted net income per common share	$0.44	$0.35	$1.47	$0.82

For the three and nine months ended March 31, 2015 and 2014, the Company had stock options and restricted stock units outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The shares of anti-dilutive common share equivalents resulting from outstanding equity awards were 175,000 and 627,000 for the three and nine months ended March 31, 2015, respectively, and 2,142,000 and 3,892,000 for the three and nine months ended March 31, 2014, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):
Inventory:

	March 31, 2015	June 30, 2014
Finished goods	$320,213	$246,803
Work in process	38,093	18,794
Purchased parts and raw materials	72,076	50,240
Total inventory	$430,382	$315,837

The Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $287,000 and $4,462,000 in the three and nine months ended March 31, 2015, respectively, and $889,000 and $2,427,000 in the three and nine months ended March 31, 2014, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	March 31, 2015	June 30, 2014
Land	$63,962	$63,962
Buildings	51,959	51,959
Building and leasehold improvements	8,281	7,683
Buildings construction in progress (1)	17,247	587
Machinery and equipment	39,736	34,342
Furniture and fixtures	7,029	5,892
Purchased software	3,811	3,606
Purchased software construction in progress (2)	7,024	2,548
	199,049	170,579
Accumulated depreciation and amortization	(45,717)	(39,990)
Property, plant and equipment, net	$153,332	$130,589

(1) In connection with the purchase of the property located in San Jose, California, the Company engaged several contractors for the development and construction of improvements on the property, which is still in progress.
(2) The Company continues its implementation of a new enterprise resource planning, or ERP, system and has capitalized the costs of the new ERP software and certain expenses associated directly with the development of the ERP system, which is still in progress.

Other Assets:

	March 31, 2015	June 30, 2014
Prepaid royalty license	$1,059	$1,246
Restricted cash	838	450
Investment in a privately held company	1,411	750
Others	535	408
Total other assets	$3,843	$2,854

Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required in connection with a warehouse lease in Fremont, California, one deposit to an escrow account required by the Company's worker's compensation program and bank guarantees in connection with office leases in the Netherlands. In December 2014, the Company made an investment in a privately held company of $661,000.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accrued Liabilities:

	March 31, 2015	June 30, 2014
Accrued payroll and related expenses	$14,145	$11,624
Customer deposits	7,102	4,185
Accrued warranty costs	7,209	7,083
Accrued cooperative marketing expenses	5,428	4,387
Others	10,507	10,285
Total accrued liabilities	$44,391	$37,564

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Balance, beginning of period	$6,960	$6,822	$7,083	$6,472
Provision for warranty	3,968	3,517	10,928	10,458
Costs charged to accrual	(3,706)	(3,558)	(10,476)	(10,222)
Change in estimated liability for pre-existing warranties	(13)	140	(326)	213
Balance, end of period	$7,209	$6,921	$7,209	$6,921

Note 5.        Long-term Investments

As of March 31, 2015 and June 30, 2014, the Company held $2,647,000 of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AAA or AA2 at March 31, 2015 and June 30, 2014. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not salable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2015 and June 30, 2014, $2,647,000 of these auction rate securities have been classified as long-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of March 31, 2015 and June 30, 2014. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return. As of March 31, 2015, the discount rate, the time period until redemption and the estimated rate of return were 1.82%, 3 years and 0.41%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined there were no changes in fair value of its auction rate securities during the three and nine months ended March 31, 2015 and 2014. There was a cumulative total decline of $103,000 as of March 31, 2015 and June 30, 2014. That amount has been recorded as a component of other comprehensive income. As of

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

March 31, 2015 and June 30, 2014, the Company has recorded an accumulated unrealized loss of $62,000, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform a periodic impairment analysis. In the three and nine months ended March 31, 2015 and 2014, there were no auction rate securities redeemed or sold.

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of March 31, 2015 and June 30, 2014. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5.

The following table sets forth the Company’s cash equivalents and long-term investments as of March 31, 2015 and June 30, 2014 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$311	$—	$—	$311
Auction rate securities	—	—	2,647	2,647
Total	$311	$—	$2,647	$2,958

June 30, 2014	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$311	$—	$—	$311
Auction rate securities	—	—	2,647	2,647
Total	$311	$—	$2,647	$2,958

The above table excludes $108,705,000 and $96,324,000 of cash and $1,126,000 and $746,000 of certificates of deposit held by the Company as of March 31, 2015 and June 30, 2014, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and nine months ended March 31, 2015 and 2014.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2015 and 2014 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Balance as of beginning of period	$2,647	$2,637	$2,647	$2,637
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—	—	—
Sales and settlements at par	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$2,647	$2,637	$2,647	$2,637

The following is a summary of the Company’s long-term investments as of March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(103)	$2,647

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(103)	$2,647

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2015 and June 30, 2014, short-term and long-term debt of $46,469,000 and $46,287,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Note 7.        Short-term and Long-term Obligations

Short-term and long-term obligations as of March 31, 2015 and June 30, 2014 consisted of the following (in thousands):

	March 31, 2015	June 30, 2014
Line of credit:
Bank of America	$11,199	$17,699
CTBC Bank	9,700	—
Total line of credit	20,899	17,699
Building term loans:
Bank of America	4,433	6,533
CTBC Bank	21,137	22,055
Total building term loans	25,570	28,588
Total debt	46,469	46,287
Current portion	(44,836)	(42,554)
Long-term portion	$1,633	$3,733

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

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.17% at March 31, 2015. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of March 31, 2015 and June 30, 2014, the total outstanding borrowings under the Bank of America term loan was $4,433,000 and $6,533,000, respectively. The total outstanding borrowings under the Bank of America line of credit was $11,199,000 and $17,699,000 as of March 31, 2015 and June 30, 2014, respectively. The interest rates for these loans ranged from 0.82% to 1.67% per annum at March 31, 2015 and 1.19% to 1.65% per annum at June 30, 2014. As of March 31, 2015, the unused revolving line of credit with Bank of America was $28,801,000.

In April 2015, the Company drew an additional $10,000,000 from Bank of America line of credit with an interest rate at 1.43% per annum to support the Company's growth and expansion of its business.

CTBC Bank

In October 2011, the Company obtained an unsecured revolving line of credit from CTBC Bank Co., Ltd ("CTBC Bank", formerly, China Trust Bank) totaling NT$300,000,000 Taiwanese dollar or $9,898,000 U.S. dollar equivalents. In July 2012, the Company increased the credit facility to NT$450,000,000 Taiwanese dollar or $14,912,000 U.S. dollar equivalents. The term loan was secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender’s established interest rate plus 0.30% which is adjusted monthly.

In November 2013, the Company entered into an amendment to the existing credit agreement with CTBC Bank to increase the credit facility amount and extend the maturity date to November 30, 2014. The amendment provides for (i) a 13-month NT$700,000,000 or $23,787,000 U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 13-month unsecured term loan up to NT$100,000,000 or $3,398,000 U.S. dollar equivalents, and a 13-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to NT$500,000,000 or $16,991,000 U.S. dollar equivalents with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum or lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NT$1,000,000,000 or $33,981,000 U.S. dollar equivalents.

In December 2014, the Company entered into a second amendment to the existing credit agreement with CTBC Bank to extend the maturity date to November 30, 2015. The amendment provides for (i) a 12-month NT$700,000,000 or $22,017,000 U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to $17,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NT$1,000,000,000 or $31,453,000 U.S. dollar equivalents.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $21,137,000 and $22,055,000 at March 31, 2015 and June 30, 2014, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $9,700,000 and $0 at March 31, 2015 and June 30, 2014, respectively. The interest rate for these loans were ranged from 0.81% to 1.15% at March 31, 2015 and 1.15%

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

per annum at June 30, 2014. At March 31, 2015, NT$37,118,000 or $1,189,000 U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of March 31, 2015 and June 30, 2014, total assets of $916,396,000 and $751,396,000, respectively, collateralized the line of credit with Bank of America and were all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of March 31, 2015 and June 30, 2014, total assets collateralizing the term loan with Bank of America were $17,411,000 and $17,584,000, respectively. As of March 31, 2015, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

As of March 31, 2015 and June 30, 2014, the land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27,154,000 and $27,345,000, respectively. There are no financial covenants associated with the term loan with CTBC Bank at March 31, 2015.

Note 8.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 0.6% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 42.9% of Ablecom at March 31, 2015.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $58,002,000 and $169,918,000, and sold products to Ablecom totaling $6,067,000 and $43,524,000 for the three and nine months ended March 31, 2015,

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

respectively. The Company purchased products from Ablecom totaling $45,398,000 and $145,139,000 and sold products to Ablecom totaling $3,418,000 and $10,805,000 for the three and nine months ended March 31, 2014, respectively.

Amounts owed to the Company by Ablecom as of March 31, 2015 and June 30, 2014, were $4,602,000 and $621,000, respectively. Amounts owed to Ablecom by the Company as of March 31, 2015 and June 30, 2014, were $51,922,000 and $48,969,000, respectively. For the three and nine months ended March 31, 2015, the Company paid Ablecom the majority of invoiced dollars between 48 and 105 days of invoice date. For the three and nine months ended March 31, 2015, the Company paid $231,000 and $4,728,000, respectively, for tooling assets and miscellaneous costs to Ablecom. For the three and nine months ended March 31, 2014, the Company paid $2,187,000 and $5,923,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $88,593,000 and $64,464,000 at March 31, 2015 and June 30, 2014, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three and nine months ended March 31, 2015, $4,000 and $(3,000), respectively, of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations. In the three and nine months ended March 31, 2014, $6,000 and $(7,000), respectively, of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $8,136,000 and $30,234,000 for the three and nine months ended March 31, 2015, respectively, and $4,752,000 and $15,649,000 for the three and nine months ended March 31, 2014, respectively. The effective tax rate was 26.1% and 28.7% for the three and nine months ended March 31, 2015, respectively, and 22.3% and 29.4% for the three and nine months ended March 31, 2014, respectively. The effective tax rate for the three and nine months ended March 31, 2015 is estimated to be lower than the federal statutory rate primarily due to the reinstatement of the U.S. federal research and development (“R&D”) tax credit, the benefit from disqualifying dispositions of shares issued upon exercise of incentive stock options and higher income taxed by foreign jurisdictions with lower tax rates, in part offset by the impact of stock option expenses. The effective tax rates for three and nine months ended March 31, 2014 were estimated to be lower than the federal statutory rate primarily due to the benefit from disqualifying dispositions of shares issued upon exercise of incentive stock options and foreign tax credits, which are in part offset by an increase in state tax expenses.

               As of March 31, 2015, the Company had a liability for gross unrecognized tax benefits of $11,728,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three and nine months ended March 31, 2015, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of March 31, 2015, the Company had accrued $841,000 of interest and penalties relating to unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The statutes of limitation for U.S. federal and state income taxes remain open in general for tax years 2011 through 2014. The Company's tax returns for its most significant foreign jurisdictions remain open for examination in general for tax years 2008 through 2014. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10.        Commitments and Contingencies

Litigation and Claims— The Company is involved in various legal proceedings arising from the normal course of business activities. The Company defends itself vigorously against any such claims. In management’s opinion, the resolution of any such pending matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2017. As of March 31, 2015, these remaining non-cancellable commitments were $491,188,000 compared to $211,090,000 as of June 30, 2014.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $237,389,000 as of March 31, 2015, an increase from $45,210,000 as of June 30, 2014 and will be paid through January 2017. The Company entered into amendments to its existing purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company negotiates the purchase price with the suppliers on an ongoing basis based upon market rates.

Note 11.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2015 and 2014, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales:
United States	$273,631	$203,638	$803,757	$558,423
Europe	88,259	81,165	269,404	237,327
Asia	74,772	78,373	241,785	215,556
Other	34,563	10,579	102,615	27,827
	$471,225	$373,755	$1,417,561	$1,039,133

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	March 31, 2015	June 30, 2014
Long-lived assets:
United States	$115,288	$94,119
Asia	37,754	36,123
Europe	290	347
	$153,332	$130,589

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$301,953	64.1%	$187,282	50.1%	$859,818	60.7%	$504,637	48.6%
Subsystems and accessories	169,272	35.9%	186,473	49.9%	557,743	39.3%	534,496	51.4%
Total	$471,225	100.0%	$373,755	100.0%	$1,417,561	100.0%	$1,039,133	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute subsystems and accessories assembled by the Company. One customer represented 13.9% and 12.5% of the Company’s total net sales in the three and nine months ended March 31, 2015, respectively, and no customer represented greater than 10% of the Company’s total net sales in the three and nine months ended March 31, 2014. No country other than the United States represents greater than 10% of the Company’s total net sales in the three and nine months ended March 31, 2015 and 2014. No customer accounted for 10% or more of the Company's accounts receivable as of March 31, 2015 and June 30, 2014.

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

Overview

We are a global leader in high-performance, high-efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the Data Center, Cloud Computing, Enterprise IT, Big Data, HPC and Embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. Net sales of optimized servers were $302.0 million and $859.8 million for the three and nine months ended March 31, 2015, respectively, and $187.3 million and $504.6 million for the three and nine months ended March 31, 2014, respectively, and net sales of subsystems and accessories were $169.3 million and $557.7 million for the three and nine months ended March 31, 2015, respectively, and $186.5 million and $534.5 million for the three and nine months ended March 31, 2014, respectively. The increase in our net sales in the three and nine months ended March 31, 2015 compared with the three and nine months ended March 31, 2014 was primarily due to an increase in sales of complete server systems such as our storage servers and Twin family of servers and to a lesser extent an increase in sales of our GPU/Xeon Phi and blade servers which offer higher density computing and more memory and hard disk drive capacity. The percentage of our net sales represented by sales of complete server systems increased to 64.1% and 60.7% in the three and nine months ended March 31, 2015, respectively, from 50.1% and 48.6% in the three and nine months ended March 31, 2014, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $471.2 million and $1,417.6 million for the three and nine months ended March 31, 2015, respectively, and $373.8 million and $1,039.1 million for the three and nine months ended March 31, 2014, respectively. Our net income was $23.1 million and $75.2 million for the three and nine months ended March 31, 2015, respectively, and $16.6 million and $37.6 million for the three and nine months ended March 31, 2014, respectively. Our increase in net income in the three and nine months ended

March 31, 2015 was primarily attributable to an increase in our gross profit resulting primarily from higher sales and improved gross margin, partially offset by higher income tax expenses attributable to higher operating income.

We sell our server systems and subsystems and accessories primarily through distributors and Original Equipment Manufacturers, or OEMs, as well as through our direct sales force. We derived 46.1% and 50.3% of our net sales from products sold to distributors and derived 53.9% and 49.7% from sales to OEMs and to end customers for the three and nine months ended March 31, 2015, respectively, and 51.9% and 55.1% of our net sales from products sold to distributors, and 48.1% and 44.9% from sales to OEMs and to end customers for the three and nine months ended March 31, 2014, respectively. One of our customers accounted for 13.9% and 12.5% of our net sales in the three and nine months ended March 31, 2015, and none of our customers accounted for 10% or more of our net sales in the three and nine months ended March 31, 2014. We derived 58.1% and 56.7% of our net sales from customers in the United States for the three and nine months ended March 31, 2015, respectively, and 54.5% and 53.7% for the three and nine months ended March 31, 2014, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 5.4% and 5.1% of our net sales for the three and nine months ended March 31, 2015, respectively, and 5.5% and 5.9% of our net sales for the three and nine months ended March 31, 2014, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities. During fiscal year 2015, we have continued to increase manufacturing and service operations in Taiwan and the Netherlands to support our Asian and European customers and we have increased our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and nine months ended March 31, 2015, our purchases from Ablecom represented 14.7% and 14.3% of our cost of sales, respectively, compared to 14.4% and 16.5% of our cost of sales for the three and nine months ended March 31, 2014, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our cost of sales. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the third quarter of fiscal year 2015:

•
Net cash provided by operating activities was $9.1 million and $12.5 million during the nine months ended March 31, 2015 and 2014, respectively. Our cash and cash equivalents, together with our investments, were $112.0 million at the end of the third quarter of fiscal year 2015, compared with $99.6 million at the end of fiscal year 2014.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the third quarter of fiscal year 2015 was 46 days, compared with 42 days at the end of the fourth quarter of fiscal year 2014.

•
Our inventory balance was $430.4 million at the end of the third quarter of fiscal year 2015, compared with $315.8 million at the end of the fiscal year 2014. Days sales of inventory (“DSI”) at the end of the third quarter of fiscal year 2015 was 96 days, compared with 77 days at the end of the fourth quarter of fiscal year

2014. The increase in our inventory was in anticipation of growth of our business in our seasonally strong June quarter and was also impacted by timing of deliveries as a result of the west coast port strike in February 2015.

•
Our purchase commitments with contract manufacturers and suppliers were $491.2 million at the end of the third quarter of fiscal year 2015 and $211.1 million at the end of the fiscal year 2014. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $237.4 million, which have terms expiring through January 2017. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At March 31, 2015 and June 30, 2014, we had deferred revenue of $0.5 million and $7.7 million and related deferred product costs of $0.2 million and $6.7 million, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentration, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision for bad debt was $0.3 million and $0.2 million in the three and nine months ended March 31, 2015, respectively, and $0.3 million and $1.4 million in the three and nine months ended March 31, 2014, respectively. If a major customer's credit worthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

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

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $7.2 million and $7.1 million as of March 31, 2015 and June 30, 2014, respectively. The provision for warranty reserve was $4.0 million and $10.9 million in the three and nine months ended March 31, 2015, respectively, and $3.5 million and $10.5 million in the three and nine months ended March 31, 2014, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($13,000) and $(0.3) million in the three and nine months ended March 31, 2015, respectively, and $0.1 million and $0.2 million in the three and nine months ended March 31, 2014, respectively. As a result of our higher cost of servicing warranty claims from higher net sales in the three months ended March 31, 2015, the provision for warranty reserve increased $0.5 million compared to the three months ended March 31, 2014. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months as well as historical usage and sales activity. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $0.3 million and $4.5 million in the three and nine months ended March 31, 2015, respectively, and $0.9 million and $2.4 million in the three and nine months ended March 31, 2014, respectively.

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

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of our Board of Directors including employee stock options and restricted stock units. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. We estimated the fair value of stock options granted using a Black-Scholes option-pricing model and a single option award approach. This model requires us to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of our common stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant peer companies’ post-vest termination rates and exercise behavior for the stock options granted prior to June 30, 2011. For stock options and restricted stock units granted after June 30, 2011, expected term is based on a combination of our peer group and our historical experience. The expected volatility is based on a combination of our implied and historical volatility. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Compensation expense for options and restricted stock units granted to employees was $3.6 million and $9.7 million for the three and nine months ended March 31, 2015, respectively, and $2.8 million and $8.2 million for the three and nine months ended March 31, 2014, respectively.     As of March 31, 2015, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options and restricted stock units granted since July 1, 2006 to employees and non-employee members of the Board of Directors, was $29.0 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.39 years. See Note 2 of Notes to our Condensed Consolidated Financial Statements for additional information.

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

In May 2012, we and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of March 31, 2015, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and nine months ended March 31, 2015, $4,000, $(3,000), respectively, of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations. In the three and nine months ended March 31, 2014 $6,000 and $(7,000), respectively, of net income (loss) attributable to Ablecom's interest was included in our general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations

The following table sets forth our financial results, as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.7	84.7	83.7	84.7
Gross profit	16.3	15.3	16.3	15.3
Operating expenses:
Research and development	5.4	5.5	5.1	5.9
Sales and marketing	2.6	2.5	2.5	2.6
General and administrative	1.6	1.6	1.2	1.6
Total operating expenses	9.6	9.6	8.8	10.1
Income from operations	6.7	5.7	7.5	5.2
Interest and other income, net	—	—	—	—
Interest expense	(0.1)	—	(0.1)	(0.1)
Income before income tax provision	6.6	5.7	7.4	5.1
Income tax provision	1.7	1.3	2.1	1.5
Net income	4.9%	4.4%	5.3%	3.6%

Comparison of Three Months Ended March 31, 2015 and 2014

Net sales. Net sales increased by $97.5 million, or 26.1%, to $471.2 million from $373.8 million, for the three months ended March 31, 2015 and 2014, respectively. This increase was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of server systems as we sold more higher density server systems.

For the three months ended March 31, 2015, the number of server system units sold increased 6.9% to 77,000 compared to 72,000 for the three months ended March 31, 2014. The average selling price of server system units increased 50.0% to $3,900 in the three months ended March 31, 2015 compared to $2,600 in the three months ended March 31, 2014. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our complete server systems such as our storage servers and Twin family of servers and to a lesser extent the increase in sales of our GPU/Xeon Phi and blade servers which offer higher density computing and more memory and hard disk drive capacity. Sales of server systems increased by $114.7 million or 61.2% from the three months ended March 31, 2014 to the three months ended March 31, 2015, primarily due to the increased sales of the products described above. Sales of server systems represented 64.1% of our net sales for the three months ended March 31, 2015 compared to 50.1% of our net sales for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, the number of subsystems and accessories units sold was 1.0 million and 1.1 million, respectively. Sales of subsystems and accessories decreased by $17.2 million or 9.2% from the three months ended March 31, 2014 to the three months ended March 31, 2015, primarily related to a decreased volume of chassis and serverboards sold to our distributors and system integrators who are completing the final assembly themselves. Sales of subsystems and accessories represented 35.9% of our net sales for the three months ended March 31, 2015 as compared to 49.9% of our net sales for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, we derived 46.1% and 51.9%, respectively, of our net sales from products sold to distributors and we derived 53.9% and 48.1%, respectively, from sales to OEMs and to end customers. For the three months ended March 31, 2015, customers in the United States, Europe and Asia accounted for 58.1%, 18.7% and 15.9%, of our net sales, respectively, as compared to 54.5%, 21.7% and 21.0% of our net sales, respectively, for the three months ended March 31, 2014.

Cost of sales. Cost of sales increased by $77.9 million, or 24.6%, to $394.4 million from $316.5 million, for the three months ended March 31, 2015 and 2014, respectively. Cost of sales as a percentage of net sales was 83.7% and 84.7% for the three months ended March 31, 2015 and 2014, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales offset partly by a decrease of $0.6 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to lower costs resulting from the increased scale of our business and an increase in the mix of complete server system sales. In the three months ended March 31, 2015, we recorded a $0.3 million expense, net of recovery, or 0.1% of net sales, related to the inventory provision as compared to $0.9 million, or 0.2% of net sales, in the three months ended March 31, 2014. The decrease in the inventory provision was primarily due to lower inventory reserves for specific products.

In the three months ended March 31, 2015, we recorded a $4.0 million expense, or 0.8% of net sales, related to the provision for warranty reserve as compared to $3.5 million, or 0.9% of net sales, in the three months ended March 31, 2014. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in the three months ended March 31, 2015. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $5.0 million, or 24.2%, to $25.5 million from $20.6 million, for the three months ended March 31, 2015 and 2014, respectively. Research and development expenses were 5.4% and 5.5% of net sales for the three months ended March 31, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $4.5 million in compensation and benefits resulting from annual salary increases and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan. The decrease as a percentage of net sales was primarily due to the increase in net sales in the three months ended March 31, 2015.

Research and development expenses include stock-based compensation expense of $2.3 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $3.1 million, or 32.7%, to $12.5 million from $9.4 million, for the three months ended March 31, 2015 and 2014, respectively. Sales and marketing expenses were 2.6% and 2.5% of net sales for the three months ended March 31, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $2.1 million in compensation and benefits resulting from growth in sales and marketing personnel and an increase of $0.7 million in advertising and marketing promotional expenses.

Sales and marketing expenses include stock-based compensation expense of $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses increased by $1.5 million, or 26.3%, to $7.3 million from $5.8 million, for the three months ended March 31, 2015 and 2014, respectively. General and administrative expenses were 1.6% of net sales for both the three months ended March 31, 2015 and 2014. The increase in absolute dollars was primarily due to a change of our foreign currency transaction expense from $0.1 million of gain to $0.7 million of loss and an increase of $0.6 million in compensation and benefits to support the expansion of our operations at our headquarters and operations in Taiwan.

General and administrative expenses include stock-based compensation expense of $0.7 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Interest and other expense, net. Interest and other expense, net, was $0.3 million and $0.1 million of expense for the three months ended March 31, 2015 and 2014, respectively, which primarily represented $0.3 million and $0.2 million of interest expense for the three months ended March 31, 2015 and 2014, respectively.

Provision for income taxes. Provision for income taxes increased by $3.4 million, or 71.2%, to $8.1 million from $4.8 million, for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was 26.1% and 22.3% for the three months ended March 31, 2015 and 2014, respectively. The higher income tax provision for the three months ended March 31, 2015 was primarily attributable to our higher operating income. The higher effective tax rate for the three months ended March 31, 2015 was primarily due to the lower domestic production activity deduction, partially offset by the benefits from the U.S. federal R&D credits and higher income taxed by foreign jurisdictions with lower tax rates.

Comparison of Nine Months Ended March 31, 2015 and 2014

Net sales. Net sales increased by $378.4 million, or 36.4%, to $1,417.6 million from $1,039.1 million, for the nine months ended March 31, 2015 and 2014, respectively. This increase was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of server systems as we sold more higher density server systems.

For the nine months ended March 31, 2015, the number of server system units sold increased 19.5% to 227,000 compared to 190,000 for the nine months ended March 31, 2014. The average selling price of server system units increased 40.7% to $3,800 in the nine months ended March 31, 2015 compared to $2,700 in the nine months ended March 31, 2014. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our complete server systems such as our storage servers and Twin family of servers and to a lesser extent the increase in sales of our GPU/Xeon Phi and blade servers which offer higher density computing and more memory and hard disk drive capacity. Sales of server systems increased by $355.2 million or 70.4% from the nine months ended March 31, 2014 to the nine months ended March 31, 2015, primarily due to the increased sales of the products described above. Sales of server systems represented 60.7% of our net sales for the nine months ended March 31, 2015 compared to 48.6% of our net sales for the nine months ended March 31, 2014.

For the nine months ended March 31, 2015, the number of subsystems and accessories units sold increased 2.1% to 3.4 million compared to 3.3 million for the nine months ended March 31, 2014. Sales of subsystems and accessories increased by $23.2 million or 4.3% from the nine months ended March 31, 2014 to the nine months ended March 31, 2015, primarily related to an increased volume of hard disk drives and memory bundled with our server solutions sold to our distributors and system integrators who are purchasing additional accessories from us and completing the final assembly themselves. Sales of subsystems and accessories represented 39.3% of our net sales for the nine months ended March 31, 2015 as compared to 51.4% of our net sales for the nine months ended March 31, 2014.

For the nine months ended March 31, 2015 and 2014, we derived 50.3% and 55.1%, respectively, of our net sales from products sold to distributors and we derived 49.7% and 44.9%, respectively, from sales to OEMs and to end customers. For the nine months ended March 31, 2015, customers in the United States, Europe and Asia accounted for 56.7%, 19.0% and 17.1%, of our net sales, respectively, as compared to 53.7%, 22.8% and 20.7% of our net sales, respectively, for the nine months ended March 31, 2014.

Cost of sales. Cost of sales increased by $307.1 million, or 34.9%, to $1,187.1 million from $880.0 million, for the nine months ended March 31, 2015 and 2014, respectively. Cost of sales as a percentage of net sales was 83.7% and 84.7% for the nine months ended March 31, 2015 and 2014, respectively. The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales and an increase of $2.0 million in provision for inventory reserve. The lower cost of sales as a percentage of net sales was primarily due to lower costs resulting from the increased scale of our business and an increase in the mix of complete server system sales. In the nine months ended March 31, 2015, we recorded a $4.5 million expense, net of recovery, or 0.3% of net sales, related to the inventory provision as compared to $2.4 million, or 0.2% of net sales, in the nine months ended March 31, 2014. The increase in the inventory provision was primarily due to higher inventory reserves for specific products.

In the nine months ended March 31, 2015, we recorded a $10.9 million expense, or 0.8% of net sales, related to the provision for warranty reserve as compared to $10.5 million, or 1.0% of net sales, in the nine months ended March 31, 2014. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in the nine months ended March 31, 2015. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Research and development expenses. Research and development expenses increased by $11.3 million, or 18.4%, to $72.5 million from $61.2 million, for the nine months ended March 31, 2015 and 2014, respectively. Research and development expenses were 5.1% and 5.9% of net sales for the nine months ended March 31, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $13.3 million in compensation and benefits resulting from annual salary increases and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan, partially offset by $2.8 million refund of value added taxes on research and development expenses and an increase of $2.0 million in non-recurring engineering funding from certain suppliers and customers. The decrease as a percentage of net sales was primarily due to the increase in net sales in the nine months ended March 31, 2015.

Research and development expenses include stock-based compensation expense of $6.1 million and $5.0 million for the nine months ended March 31, 2015 and 2014, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $7.4 million, or 27.1%, to $34.7 million from $27.3 million, for the nine months ended March 31, 2015 and 2014, respectively. Sales and marketing expenses were 2.5% and 2.6% of net sales for the nine months ended March 31, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $5.8 million in compensation and benefits resulting from growth in sales and marketing personnel and an increase of $1.5 million in advertising, marketing promotional and trade show expenses. The decrease as a percentage of net sales was primarily due to the increase in net sales in the nine months ended March 31, 2015.

Sales and marketing expenses include stock-based compensation expense of $1.1 million and $0.9 million for the nine months ended March 31, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses increased by $0.4 million, or 2.3%, to $17.3 million from $16.9 million, for the nine months ended March 31, 2015 and 2014, respectively. General and administrative expenses were 1.2% and 1.6% of net sales for the nine months ended March 31, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $1.5 million in compensation and benefits, a decrease of $0.7 million in miscellaneous income relating to the settlement of our outstanding accounts payable with one vendor in the prior year offset in part by a decrease of $1.2 million in bad debt expenses. The decrease as a percentage of net sales was primarily due to the increase in net sales in the nine months ended March 31, 2015.

General and administrative expenses include stock-based compensation expense of $1.8 million and $1.5 million for the nine months ended March 31, 2015 and 2014, respectively.

Interest and other expense, net. Interest and other expense, net, was $0.6 million and $0.5 million of expense for the nine months ended March 31, 2015 and 2014, respectively, which primarily represented $0.7 million and $0.5 million of interest expense for the nine months ended March 31, 2015 and 2014, respectively.

Provision for income taxes. Provision for income taxes increased by $14.6 million, or 93.2%, to $30.2 million from $15.6 million, for the nine months ended March 31, 2015 and 2014, respectively. The effective tax rate was 28.7% and 29.4% for the nine months ended March 31, 2015 and 2014, respectively. The higher income tax provision for the nine months ended March 31, 2015 was primarily attributable to our higher operating income. The effective tax rate for the nine months ended March 31, 2015 was lower primarily due to the benefit from higher foreign tax credits and higher income taxed by foreign jurisdiction with lower tax rates.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions and improvements. Our cash and cash equivalents and short-term investments were $109.3 million and $96.9 million as of March 31, 2015 and June 30, 2014, respectively. Our cash in foreign locations was $22.8 million and $28.3 million at March 31, 2015 and June 30, 2014, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by operating activities was $9.1 million and $12.5 million for the nine months ended March 31, 2015 and 2014, respectively.

Net cash provided by our operating activities for the nine months ended March 31, 2015 was primarily due to our net income of $75.2 million, an increase in accounts payable of $38.7 million, stock-based compensation expense of $9.7 million, an increase in accrued liabilities of $6.7 million, an increase in net income taxes payable of $5.8 million, depreciation expense of $5.9 million and provision for lower of cost or market and excess and obsolete inventory of $4.5 million, which were partially offset by an increase in inventory of $119.0 million, an increase in accounts receivable of $9.0 million and an excess tax benefits from stock-based compensation of $7.2 million.

Net cash provided by our operating activities for the nine months ended March 31, 2014 was primarily due to our net income of $37.6 million, an increase in accounts payable of $32.5 million, an increase in income tax payable of $9.9 million, stock-based compensation expense of $8.2 million, and depreciation expense of $4.6 million, which were partially offset by an increase in inventory of $43.3 million and an increase in accounts receivable of $34.1 million.

The increase for the nine months ended March 31, 2015 in accounts receivable was primarily due to an increase in our net sales late in the quarter ended March 31, 2015. The increase for the nine months ended March 31, 2015 in inventory and accounts payable was primarily due to higher purchases in anticipation of the growth of our business in our seasonally strong June quarter and was also impacted by the timing of deliveries as a result of the west coast port strike in February 2015. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

The increase for the nine months ended March 31, 2014 in accounts receivable was primarily due to an increase in our sales in the quarter ended March 31, 2014. The increase for the nine months ended March 31, 2014 in accounts payable was due to higher purchases and timing of payments to our vendors. The increase for the nine months ended March 31, 2014 in inventory was due to support the anticipated level of growth in net sales in fiscal year 2014.

Investing activities. Net cash used in our investing activities was $25.7 million and $36.4 million for the nine months ended March 31, 2015 and 2014, respectively. In the nine months ended March 31, 2015, $24.6 million was related to the purchase of property, plant and equipment, of which $13.4 million was related to the development and construction of improvements on our property in San Jose, California, which is still in progress. In the nine months ended March 31, 2014, $36.8 million was related to the purchase of property, plant and equipment, of which $30.2 million was related to the real property purchased in San Jose, California in October 2013.
We plan to develop five manufacturing buildings through fiscal 2016 on the real property we purchased in San Jose, California, to serve as our Green Computing Park. We anticipate total costs of approximately $26.3 million through July 2015 for this development which we plan to finance using our operating cash flows and additional borrowings from banks.

Financing activities. Net cash provided by our financing activities was $30.0 million and $32.9 million for the nine months ended March 31, 2015 and 2014, respectively. In the nine months ended March 31, 2015, we received $21.1 million related to the proceeds from the exercise of stock options. Further, we borrowed an additional $36.4 million under our revolving line of credit from Bank of America and CTBC Bank and repaid $35.3 million in loans in the nine months ended March 31, 2015. In the nine months ended March 31, 2015, excess tax benefits from stock-based compensation were $7.2 million. We expect the net cash provided by financing activities will increase throughout fiscal year 2015 as we intend to obtain additional financing from banks to construct our manufacturing buildings at our Green Computing Park in San Jose, California.

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

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.17% at March 31, 2015. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

As of March 31, 2015 and June 30, 2014, the total outstanding borrowings under the Bank of America term loan were $4.4 million and $6.5 million, respectively. The total outstanding borrowings under the Bank of America line of credit were $11.2 million and $17.7 million as of March 31, 2015 and June 30, 2014, respectively. The interest rates for these loans ranged from 0.82% to 1.67% per annum at March 31, 2015 and 1.19% to 1.65% per annum at June 30, 2014. As of March 31, 2015, the unused revolving line of credit under Bank of America was $28.8 million.

In April 2015, we drew an additional $10.0 million from Bank of America line of credit with an interest rate at 1.43% per annum to support the our growth and expansion of our business.

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

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $21.1 million and $22.1 million as of March 31, 2015 and June 30, 2014, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $9.7 million and $0 at March 31, 2015 and June 30, 2014, respectively. The interest rates for these loans ranged from 0.81% to 1.15% and 1.15% per annum at March 31, 2015 and June 30, 2014, respectively. At March 31, 2015, NT$37.1 million or $1.2 million U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of March 31, 2015, our total assets of $916.4 million collateralized the line of credit with Bank of America and were all of our assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of March 31, 2015, total assets collateralizing the term loan with Bank of America were $17.4 million. As of March 31, 2015, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

As of March 31, 2015, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27.2 million. There are no financial covenants associated with the term loan with CTBC Bank at March 31, 2015.

Contract Manufacturers
For the three and nine months ended March 31, 2015, we paid our contract manufacturers within 36 to 75 days of invoice and Ablecom between 48 to 105 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of March 31, 2015 and June 30, 2014, amounts owed to Ablecom by us were approximately $51.9 million and $49.0 million, respectively.

Auction Rate Securities Valuation
As of March 31, 2015, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at March 31, 2015. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2015, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at March 31, 2015, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In the three and nine months ended March 31, 2015 and 2014, there were no auction rate securities redeemed or sold.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2015:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$2,689	$2,777	$1,555	$3,513	$10,534
Capital leases, including interest	197	363	190	—	750
Long-term debt, including interest (1)	44,893	1,643	—	—	46,536
Purchase commitments (2)	376,773	114,415	—	—	491,188
Total (3)	$424,552	$119,198	$1,745	$3,513	$549,008

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at March 31, 2015.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $237.4 million of hard disk drive purchase commitments at March 31, 2015, which will be paid through January 2017. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue, net of cost, of $6.3 million and unrecognized tax benefits and related interest and penalties accrual of $10.6 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due.

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new standard is effective for us on July 1, 2018. We are currently evaluating the effect the guidance will have on our financial statement disclosures, results of operations and financial position.

In April 2015, the FASB issued new accounting guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for us on July 1, 2016. We are currently evaluating the effect the guidance will have on our financial statement disclosures, results of operations and financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2015, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.81% to 1.67% at March 31, 2015 and 1.15% to 1.65% at June 30, 2014. Based on the outstanding principal indebtedness of $46.5 million under our credit facilities as of March 31, 2015, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of March 31, 2015, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AAA or AA2 at March 31, 2015. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of March 31, 2015, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at March 31, 2015, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and nine months ended March 31, 2015 and 2014, no auction rate securities were redeemed or sold.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to March 31, 2015, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to March 31, 2015 in respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and nine months ended March 31, 2015 was $(0.7) million and $0.6 million, respectively, and for both three and nine months ended March 31, 2014 was $0.1 million.

Item 4.    Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to datacenters, leading internet companies and for other cloud computing applications. One of our customers accounted for 13.9% and 12.5% of our net sales in the three and nine months ended March 31, 2015, respectively. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

We typically provide forward looking financial guidance when we announce our financial results from the prior quarter. We undertake no obligation to update such guidance at any time. Frequently in the past, our financial results have failed to meet the guidance we provided. There are a number of reasons why we might fail, including, but not limited to, the factors described in the preceding Risk Factors and other Risk Factors set forth in this item.

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

Notwithstanding our general practice of not entering into long term supply contracts, we have entered into purchase agreements with selected suppliers of hard disk drives and certain other components in order to ensure continuity of supply. Our hard disk drive purchase commitments totaled approximately $237.4 million as of March 31, 2015, an increase from $45.2 million as of June 30, 2014 and will be paid through January 2017. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. Our existing and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline. Likewise if we fail to enter into commitments we may be exposed to limited available of supply or higher inventory costs which could result in lower net sales and adversely impact gross margin and net income.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarters ended March 31, 2013 and June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the nine months ended March 31, 2015 and 2014, we recorded inventory write-downs charged to cost of sales for lower of cost or market and excess and obsolete inventory of $4.5 million and $2.4 million, respectively. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Inventory Valuation.”

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

Since inception we have conducted a substantial majority of our manufacturing operations near our corporate headquarters in California. We are increasing our utilization of manufacturing operations in Taiwan and in the Netherlands. The commencement or scaling of new manufacturing operations in new locations, particularly in other jurisdictions, entails additional risks and challenges. If we are unable to successfully ramp up these operations we may incur unanticipated costs, difficulties in making timely delivery of products or suffer other business disruptions which could adversely impact our results of operations.

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

Historically, a majority of our revenues have resulted from sales of our products through third party distributors and resellers, which sales accounted for 46.1% and 50.3% of our net sales in the three and nine months ended March 31, 2015, respectively, and 51.9% and 55.1% in the three and nine months ended March 31, 2014, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 14.7% and 14.3% of our cost of sales for the three and nine months ended March 31, 2015, respectively, and 14.4% and 16.5% for the three and nine months ended March 31, 2014, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of April 28, 2015, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 37.4% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

SUPER MICRO COMPUTER, INC.

Date:	May 7, 2015	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 7, 2015	/s/ Howard Hideshima
Howard Hideshima Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)