Form 10-K
period 2015-06-30
Super Micro Computer, Inc.
filed 2015-09-10
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2014, as reported by the NASDAQ Global Select Market, was $1,263,882,520. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 20, 2015 there were 47,521,065 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.
DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

PART I

Item 1.        Business

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the data center, cloud computing, enterprise IT, big data, high performance computing, or HPC, and embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. We offer our customers a high degree of flexibility and customization by providing what we believe to be the industry’s broadest array of server configurations from which they can choose the optimal solution which fits their computing needs. Our server systems, subsystems and accessories are architecturally designed to provide high levels of reliability, quality and scalability, thereby enabling our customers benefits in the areas of compute performance, density, thermal management and power efficiency to lower their overall total cost of ownership.

We perform the majority of our research and development efforts in-house, which increases the communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard components and materials to develop proprietary products, such as serverboards, chassis, power supplies, networking and storage devices. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver application-optimized solutions based upon customers’ requirements. As of June 30, 2015, we offered over 4,550 SKUs, including SKUs for server and storage systems, serverboards, chassis, power supplies and other system accessories.

We conduct our operations principally from our headquarters in California and subsidiaries in Taiwan and the Netherlands. We sell our server systems and server subsystems and accessories through a combination of distributors, including value added resellers and system integrators, and to a lesser extent to OEMs as well as through our direct sales force. During fiscal year 2015, our products were purchased by over 900 customers in 100 countries. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2015, 2014 and 2013, our net sales were $1,991.2 million, $1,467.2 million and $1,162.6 million, respectively, and our net income was $101.9 million, $54.2 million and $21.3 million, respectively.

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

Expand Our Service & Support Offerings

We intend to continue to expand our customer service and support offerings and enable our customers to purchase service and support together with our complete server systems as total solution packages around the world. Our service and support is designed to help our customers improve uptime, reduce costs and enhance the productivity of their investment in our products. We believe that enhancement of this offering will support the continued growth of our business and increase our penetration with enterprise customers.

Further Develop Existing Markets and Expand Into New Markets

We intend to strengthen our relationships with existing customers and add new customers and partners. We will continue to target specific industry segments that require application optimized server solutions including enterprises, data centers, financial services, oil and gas exploration, biotechnology, entertainment and embedded applications. We plan to continue to increase our overseas manufacturing capacity and logistics capabilities in the Netherlands and Taiwan and to expand our reach geographically.

Deepen Our Relationships with Suppliers and Manufacturers

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

Server Systems

We sell server systems in rackmount, standalone tower, blade, Twin and multi-node form factors. As of June 30, 2015, we offered over 1,000 different server systems. A summary of some of our server systems are listed below:

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

Our MicroCloud server systems are high density, multi-node UP servers with up to 24 hot-pluggable nodes and 16 hot-swappable HDDs in a compact 3U form factor. MicroCloud integrates advanced technologies within a compact functional design to deliver high performance in environments with space and power limitations. These combined features provide a cost-effective solution for IT professionals implementing new hosting architectures for SMB and Public/Private Cloud Computing applications.

Our SuperBlades and MicroBlades are designed to share a common computing infrastructure, thereby saving additional space and power. We believe that our SuperBlade and MicroBlade server systems provide industry leading density, memory expandability, reliability, price-to-performance per square foot and energy saving server solutions for dedicated hosting, web front end, cloud computing services, content delivery and social networking.

Our SuperStorage solutions in 2U, 3U and 4U platforms provide high density storage solutions while leveraging high efficiency power to maximize performance-per watt savings to reduce total cost of ownership, or TCO for enterprise Data Centers, Big Data and other high performance applications. For example, our innovative double-sided storage provides high density with the ability of hot-plug HDD mounted on the front and back sides. Our Super Storage Bridge Bay is optimized for mission-critical, enterprise-level storage applications which can incorporate SATA, SAS, and FC storage solutions for flexibility and provides hot-swappable canisters for all active components in the server for ease of servicing.

Our Ultra Server systems in 1U and 2U platforms provide high IO performance and reduce overall footprint and power consumption compare with traditional Spindle drive and are ideal for enterprise workloads. They are single server platform which can be optimized for varieties of applications.

Our internally developed switch products 10G/40G Ethernet and InfiniBand switches for rack-mount servers. These switch products not only help us to up-sell our server products, but also generate additional revenues.

Our SuperRack server solutions offer a wide range of flexible accessory options including front, rear and side expansion units to provide modular solutions for system configuration. Data center, HPC computing and server farm customers can use us as a one-stop shop for all of their IT hardware needs. Our SuperRack offers easy installation and rear access with no obstructions for hot-swap devices, user-friendly cabling and cable identification, and effortless integration of our high density server, storage and blade systems.

Our remote system management solutions, such as our Server Management suite, or SSM, including Supermicro Power Management software, or SPM, Supermicro Command Manager, or SCM, Supermicro Update Manager, or SUM, and SuperDoctor 5, or SD5, have been designed for server farm or data centers' system administration and management. These remote management software utilities provide the ability to manage large-scale servers and storage in an organization’s IT infrastructure. SPM is designed specifically for HPC/Data Center cluster deployment and management. The Command Line Interface, or CLI, which utilizes the Linux operating system, provides a convenient working environment for our system integrators or the cluster administrators to deploy, configure, control, and manage the HPC cluster.

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

Serverboards

We design our serverboards with the latest chipset, networking technologies and infrastructure software. Each serverboard is designed and optimized to adhere to specific physical, electrical and design requirements in order to work with certain combinations of chassis and power supplies and achieve maximum functionality. For our rackmount server systems, we not only adhere to SSI specifications, but our customized specifications provide an advanced set of features that increase the functionality and flexibility of our products. As of June 30, 2015, we offered more than 500 SKUs for serverboards.

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

Our server chassis come with hot-plug, heavy-duty fans, fan speed control and an advanced air shroud design to maximize airflow redundancy. We have developed Battery Backup Power, or BBP, modules which provide the same dimension, output pin assignment and work with some existing AC hot swap redundant module models seamlessly. BBP can further increase data center power efficiency 5% to 15% by replacing existing data center UPS systems with BBP modules. As of June 30, 2015, we offered more than 550 SKUs for chassis and power supplies.

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disk drives that generally are third party developed and manufactured products that we resell without modification. As of June 30, 2015, we offered more than 2,500 SKUs for other system accessories.

Supermicro Global Services

The Supermicro Global Services is comprised of customer support services and hardware enhanced services. Our customer support organization provides ongoing maintenance and technical support for our products through our website and 24-hour continuous direct phone based support. Our hardware enhanced services organization provides help desk services and product on-site support for our server systems. Both customer support services and hardware enhanced services develop and implement services solutions for our direct and OEM customers as well as our distributors. Service is provided to our customers several ways directly or through approved distributors and third-party provider partners.

Support Services: Our customer support services offer market competitive warranties, generally from one (1) to three (3) years, and warranty upgrade options for products sold by our direct sales team and approved distributors.

Hardware Enhanced Services: Our strategic direct and OEM customers may purchase a variety of on-site support service plans. We offer several levels of on-site support that vary depending on specific services, response times, coverage hours and duration, repair priority levels, spare parts requirements, logistics, data privacy and security needs. Our services include server system integration, configuration and software upgrades and updates which we also perform the planning, identify service requirements, create and execute the project plan, conduct verification testing, training and provide technical documentation.

Research and Development

Our products incorporate over 22 years of research and development experience. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We continue to invest in reducing our design and manufacturing costs and improving the performance, cost effectiveness and thermal and space efficiency of our solutions.

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

We believe that the combination of our focus on internal research and development activities, our close working relationships with customers and vendors and our modular design approach allow us to minimize time-to-market. Our latest introductions include our Ultra server design in 1U and 2U configurations, supporting CPUs up to 36 cores and 160W TDP, 1.5TB of DDR4 memory in 24 DIMMs, 24 NVMe and 8 PCI-e 3.0. can be optimized for varieties of applications and MicroBlade design, a powerful and flexible extreme-density 6U all-in-one total system, that features 28 hot-swappable MicroBlade Modules supporting 112 ultra-low power Atom, or 56 UP or 28 DP Xeon processors with up to 4HDDs/SSDs and 4 SATA DOMs per Module. This architecture is an optimized, unified microserver, networking, storage, and remote management for cloud computing, dedicated hosting, web front end, content delivery and social networking applications.

As of June 30, 2015, we had 940 employees and 5 engineering consultants dedicated to research and development. Our total research and development expenses were $100.3 million, $84.3 million, and $75.2 million for fiscal years 2015, 2014 and 2013, respectively.

Customers

For fiscal year 2015, our products were purchased by over 900 customers, most of which are distributors, in 100 countries. Sales to SoftLayer, a division of IBM Corporation, represented 10.1% of our total net sales in fiscal year 2015. No customer represented greater than 10% of our total net sales for the fiscal years ended June 30, 2014 and 2013.

Sales and Marketing

Our sales and marketing program is focused on a combination of indirect sales channels and our direct sales force. As of June 30, 2015, our sales and marketing organization consisted of 269 employees and 33 independent sales representatives in 19 locations worldwide.

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

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors, OEMs and Supermicro Global Services. Our international sales efforts are supported both by our international offices in the Netherlands, Taiwan, China and Japan as well as by our U.S. sales organization. Sales to customers located outside of the U.S. represented 41.7%, 44.8% and 45.8% of net sales in fiscal years 2015, 2014 and 2013, respectively. Our long-lived assets located outside of the U.S. represented 23.8%, 27.9% and 35.4% of total long-lived assets in fiscal year 2015, 2014 and 2013, respectively. See Note 14 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of international sales and long-lived assets.

Marketing

Our marketing programs are designed to inform existing and potential customers, the trade press, distributors and OEMs about the capabilities and benefits of using our products and solutions. Our marketing efforts support the sale and distribution of our products through our distribution channels. We rely on a variety of marketing vehicles, including advertising, public relations, participation in industry trade shows and conferences to help gain market acceptance. We also provide funds for cooperative marketing to our distributors. We also work closely with cooperative marketing programs and benefit from market development funds that they make available.

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

Assembly, test and quality control of our servers are performed at our manufacturing facilities in San Jose, California, the Netherlands and Taiwan. Each of our facilities has been certified by Quality / Environmental Management System or, Q/EMS, according to ISO 9001 and ISO 14001 standards. Our suppliers and contract manufacturers are required to support the same standards in order to maintain consistent product and service quality and continuous improvement of quality and environmental performances.

We seek to maintain sufficient inventory such that most of our orders can be filled within 14 days. We monitor our inventory on a continuous basis in order to be able to meet customer orders and to avoid inventory obsolescence. Due to our modular designs, our inventory can generally be used with multiple different products, further reducing the risk of inventory write-downs.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. In particular, in recent years the market has been subject to substantial change. We compete primarily with large vendors of X86 general purpose servers and components. In addition, we also compete with a number of smaller vendors who specialize in the sale of server components and systems. We have recently experienced increased competition from Original Design Manufacturers, or ODMs, who benefit from very low cost manufacturing and are increasingly offering their own branded products. We believe our principal competitors include:

•	Global technology vendors such as Dell Inc., Hewlett-Packard Company, Lenovo, and Cisco;

•	Original Design Manufacturers, or ODMs, such as Quanta Computer, Inc.

The principal competitive factors in our market include the following:

•	first to market with new emerging technologies;

•	flexible and customizable products to fit customers’ objectives;

•	high product performance and reliability;

•	early identification of emerging opportunities;

•	cost-effectiveness;

•	interoperability of products;

•	scalability; and

•	localized and responsive customer support on a worldwide basis.

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

Employees

As of June 30, 2015, we employed 2,247 full time employees and 38 consultants, consisting of 940 employees in research and development, 269 employees in sales and marketing, 168 employees in general and administrative and 870 employees in manufacturing. Of these employees, 1,555 employees are based in our San Jose facilities. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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
As our business continues to grow, we believe that our quarterly operating results will be subject to greater fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results in the future include:

•	fluctuations based upon seasonality, with the quarters ending March 31 and September 30 typically being weaker;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	fluctuations in availability and costs associated with key components and other materials needed to satisfy customer requirements;

•	variability of our margins based on the mix of server systems, subsystems and accessories we sell and the percentage of our sales to internet data center cloud customers or geographical regions;

•	the timing of the introduction of new products by leading microprocessor vendors and other suppliers;

•	fluctuations based upon changes in demand for and cost of storage solutions as such solutions become an increasing percentage of our net sales;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors;

•	fluctuations in the timing and size of large customer orders as larger customers and larger orders become an increasing percentage of our net sales;

•	mix of whether customer purchases are of full systems or subsystems and accessories and whether made directly or through indirect sales channels;

•	the effect of mergers and acquisitions among our competitors, suppliers or partners;

•	general economic conditions in our geographic markets; and

•	impact of regulatory changes on our cost of doing business.

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

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to data centers, leading internet companies and for other cloud computing applications. One of our customers accounted for 10.1% of our net sales in the fiscal year ended June 30, 2015. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

Increased sales to larger customers may also cause fluctuations in results of operations. Large orders are generally subject to intense competition and pricing pressure which can have an adverse impact on our margins and results of operations. Likewise, larger customers may seek to fulfill all or substantially all of their requirements in a single or a few orders, and not make another significant purchase for a substantial period of time. Accordingly, a significant increase in revenue during the period in which we recognize the revenue from a large customer may be followed by a period of time during which the customer purchases none or few of our products.

Additionally, as we and our partners focus increasingly on selling to larger customers and attracting larger orders, we expect greater costs of sales. Our sales cycle may become longer and more expensive, as larger customers typically spend more time negotiating contracts than smaller customers. Larger customers often seek greater levels of support in the implementation and use of our server solutions.

As a result of the above factors, our quarter-to-quarter results of operations may be subject to greater fluctuation and our stock price may be adversely affected.

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value.

We typically provide forward looking financial guidance when we announce our financial results from the prior quarter. We undertake no obligation to update such guidance at any time. Frequently in the past, our financial results have failed to meet the guidance we provided. There are a number of reasons why we might fail, including, but not limited to, the factors described in these Risk Factors.

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $185.7 million as of June 30, 2015, an increase from $45.2 million as of June 30, 2014 and will be paid through December 2016. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. Our existing and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline. Likewise if we fail to enter into commitments we may be exposed to limited availability of supply or higher inventory costs which could result in lower net sales and adversely impact gross margin and net income.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarters ended March 31, 2013 and June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during fiscal years 2015, 2014 and 2013, we recorded inventory write-downs charged to cost of sales of $5.9 million, $2.3 million and $9.7 million, for lower of cost or market and excess and obsolete inventory. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Inventory Valuation.”

We may encounter difficulties with our ERP systems.

We have implemented a new enterprise resource planning, or ERP, system and have commenced using the new system in July 2015. We have incurred and expect to continue to incur additional expenses for our implementation. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could result in potentially much higher costs than we currently anticipate and could adversely affect our ability to develop new products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

System security risks, data protection breaches, cyber-attacks and other related cyber-security issues could disrupt our internal operations or interfere with our products, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, our hardware and software or third party components and software that we utilize in our products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, this could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Any claim that our products or systems are subject to a cyber-security risk, whether valid or not, could damage our reputation and adversely impact our revenues and results of operations.

We manage and store various proprietary information and sensitive or confidential data relating to our business as well as information from our suppliers and customers. Breaches of our or any of our third party suppliers’ security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or suppliers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us or our customers or suppliers to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

The market for server solutions is intensely competitive and rapidly changing. Barriers to entry in our market are relatively low and we expect increased challenges from existing as well as new competitors. Some of our principal competitors offer server solutions at a lower price, which has resulted in pricing pressures on sales of our server solutions. We expect further downward pricing pressure from our competitors and expect that we will have to price some of our server solutions aggressively to increase our market share with respect to those products or geographies, particularly for internet data center customers and other large sale opportunities. If we are unable to maintain the margins on our server solutions, our operating results could be negatively impacted. In addition, if we do not develop new innovative server solutions, or enhance the reliability, performance, efficiency and other features of our existing server solutions, our customers may turn to our competitors for alternatives. In addition, pricing pressures and increased competition generally may also result in reduced sales, less efficient utilization of our manufacturing operations, lower margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our principal competitors include global technology companies such as Dell, Inc., Hewlett-Packard Company, Lenovo and Cisco. In addition, we also compete with a number of other vendors who also sell application optimized servers, contract manufacturers and original design manufacturers, or ODMs, such as Quanta Computer Incorporated. ODMs sell server solutions marketed or sold under a third party brand.

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

Some of our current or potential ODM competitors are also currently or have in the past been suppliers to us. As a result, they may possess sensitive knowledge or experience which may be used against us competitively and/or which may require us to alter our supply arrangements or sources in a way which could adversely impact our cost of sales or results of operations.

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may seek to copy our innovations and use cost advantages from greater size to compete aggressively with us on price. Certain customers are also current or prospective competitors and as a result, assistance that we provide to them as customers may ultimately result in increased competitive pressure against us. Furthermore, because of these advantages, even if our application optimized server solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. Also initiatives like the Open Compute Project, or OCP, a project to establish more industry standard data center configurations, could have the impact of supporting an approach which is less favorable to the flexibility and customization that we offer. These changes could have a significant impact on the market and impact our results of operations. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

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

We rely on indirect sales channels for a significant percentage of our revenue and any disruption in these channels could adversely affect our sales.

Sales of our products through third party distributors and resellers accounted for 50.3%, 54.1% and 56.3% of our net sales in fiscal years 2015, 2014 and 2013, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 13.6%,

16.3% and 17.9% of our cost of sales for fiscal years 2015, 2014 and 2013, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang, and his spouse, Chiu-Chu (Sara) Liu Liang, our Vice President of Operations, Treasurer and director, jointly own 10.5% of Ablecom’s outstanding common stock, while Mr. Steve Liang and other family members own 36.0% of Ablecom’s outstanding common stock. Mr. and Mrs. Charles Liang, as directors, officers and significant stockholders of the Company, have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by their economic interests as stockholders of Ablecom and their personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom are not as favorable to us as arms-length transactions, our results of operations may be harmed.

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

As of August 20, 2015, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 43.0% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 864,000 square feet of office and manufacturing space which is subject to an existing mortgage loan and line of credit with $63.4 million remaining outstanding as of June 30, 2015. We lease approximately 247,000 square feet of warehouse in Fremont, California under a lease that expires in 2020, lease approximately 46,000 square feet of office space in San Jose, California under two leases, which expire at various dates through 2017, and lease approximately 5,000 square feet of office in Jersey City, New Jersey under a lease that expires in 2020. Our European headquarters for manufacturing and service operations is located in Denbosch, the Netherlands where we lease approximately 151,000 square feet of office space under five leases, which expire at various dates through 2025. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 211,000 square feet of office and manufacturing space on 7.0 acres of land. These manufacturing facilities are subject to existing term loan with $21.3 million remaining outstanding as of June 30, 2015. Our research and development center and service operations in Asia are located in an approximately 64,000 square feet facility in Taipei, Taiwan under five leases that expire at various dates through 2017. We lease approximately 3,000 square feet of office space in Shanghai and Beijing, China under two leases that expire at various dates through 2016, for sales and service operations. In addition, we lease approximately 2,000 square feet of office space in Japan under one lease, which expires in 2016.

Additionally, we owns a 36 acres of land in San Jose, California which we plan to develop and construct a total of five multi-function buildings on the property that will serve as our Green Computing Park. We also remodeled one existing warehouse with approximately 312,000 square feet of storage space and completed the construction of a new manufacturing and warehouse building with approximately 182,000 square feet of manufacturing space in August 2015. We financed this development through our operating cash flows and additional borrowings from banks. Refer to Note 8 for a discussion of the Company’s short-term and long-term obligations.

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

	High	Low
Fiscal Year 2014:
First Quarter	$13.76	$10.81
Second Quarter	$17.18	$13.47
Third Quarter	$22.97	$16.44
Fourth Quarter	$26.03	$16.52
	High	Low
Fiscal Year 2015:
First Quarter	$29.42	$24.17
Second Quarter	$36.53	$22.85
Third Quarter	$41.13	$32.76
Fourth Quarter	$37.77	$28.77

Holders

As of August 20, 2015, there were 28 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, on June 30, 2010 and its relative performance tracked through June 30, 2015. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015
Super Micro Computer, Inc.	100.00	119.19	117.48	78.81	187.19	219.11
NASDAQ Composite Index	100.00	131.49	139.15	161.35	208.99	236.43
NASDAQ Computer Index	100.00	131.14	148.54	151.86	211.20	234.03

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

	Fiscal Years Ended June 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,991,155	$1,467,202	$1,162,561	$1,013,874	$942,582
Cost of sales	1,670,924	1,241,657	1,002,508	848,457	791,478
Gross profit	320,231	225,545	160,053	165,417	151,104
Operating expenses:
Research and development	100,257	84,257	75,208	64,223	48,108
Sales and marketing	48,851	38,012	33,785	33,308	26,859
General and administrative	24,377	23,017	23,902	21,872	17,444
Total operating expenses	173,485	145,286	132,895	119,403	92,411
Income from operations	146,746	80,259	27,158	46,014	58,693
Interest and other income, net	115	92	48	54	66
Interest expense	(965)	(757)	(610)	(717)	(686)
Income before income tax provision	145,896	79,594	26,596	45,351	58,073
Income tax provision	44,033	25,437	5,317	15,498	17,860
Net income	$101,863	$54,157	$21,279	$29,853	$40,213
Net income per share:
Basic	$2.19	$1.24	$0.50	$0.72	$1.04
Diluted	$2.03	$1.16	$0.48	$0.67	$0.93
Shares used in per share calculation:
Basic	46,434	43,599	41,992	40,890	38,132
Diluted	50,094	46,512	43,907	44,152	42,396

Stock-based compensation:
Cost of sales	$901	$941	$953	$783	$812
Research and development	8,643	6,783	6,527	5,542	4,077
Sales and marketing	1,553	1,260	1,541	1,469	1,077
General and administrative	2,602	2,078	2,340	2,458	2,090
Total stock-based compensation	$13,699	$11,062	$11,361	$10,252	$8,056
__________________________

	As of June 30,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$95,442	$96,872	$93,038	$80,826	$69,943
Working capital	460,308	343,195	281,528	261,404	228,975
Total assets	1,089,809	796,325	632,257	589,103	464,620
Long-term obligations, net of current portion(1)	16,617	16,208	16,869	30,244	36,716
Total stockholders’ equity	619,085	469,231	373,724	338,351	287,257
__________________________

(1)
$0.9 million, $3.7 million, $6.5 million, $9.3 million and $27.6 million of our long-term obligations, net of current portion consisted of building loans at June 30, 2015, 2014, 2013, 2012 and 2011, respectively.

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

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the data center, cloud computing, enterprise IT, big data, HPC and embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. For fiscal years 2015, 2014 and 2013, net sales of optimized servers were $1,213.6 million, $740.8 million and $501.9 million, respectively, and net sales of subsystems and accessories were $777.5 million, $726.4 million and $660.7 million, respectively. The increase in our net sales in fiscal year 2015 compared with fiscal year 2014 was primarily due to continue increased sales of our products optimized for OEM, internet data center cloud computing and enterprise verticals. In fiscal year 2015, we had a strong growth of our complete systems including storage servers and our Twin family of servers and to a lesser extent our GPU/Xeon Phi servers. Net sales also increased as a result of an increase in customers purchasing our software and service together with our complete systems as total solution packages. The percentage of our net sales represented by sales of complete server systems increased to 60.9% in fiscal year 2015 from 50.5% in fiscal year 2014.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2015, 2014 and 2013, our net sales were $1,991.2 million, $1,467.2 million and $1,162.6 million, respectively, and our net income was $101.9 million, $54.2 million and $21.3 million, respectively. Our increase in net income in fiscal year 2015 was primarily attributable to an increase in our gross profit resulting primarily from higher sales and improved gross margin and operating margin, partially offset by higher income tax expenses attributable to higher operating income.

We sell our server systems and subsystems and accessories primarily through distributors and OEMs as well as through our direct sales force. For fiscal years 2015, 2014 and 2013, we derived 50.3%, 54.1% and 56.3%, respectively, of our net sales from products sold to distributors. One of our customers accounted for 10.1% of our net sales in fiscal year 2015, and none of our customers accounted for 10% or more of our net sales in fiscal years 2014 and 2013. For fiscal years 2015, 2014 and 2013, we derived 58.3%, 55.2% and 54.2%, respectively, of our net sales from customers in the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2015, 2014 and 2013, research and development expenses represented 5.0%, 5.7% and 6.5% of our net sales, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2015, we continued to increase manufacturing and service operations in Taiwan and the Netherlands to primarily support our Asian and European customers and we have improved our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For fiscal years 2015, 2014 and 2013, our purchases from Ablecom represented 13.6%, 16.3% and 17.9% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our cost of sales. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise sales. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding, or DSOs. In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel, AMD and Nvidia carefully. This also impacts our research and development expenditures.

Other Financial Highlights

The following is a summary of other financial highlights of fiscal year 2015:

•
Net cash provided by (used in) operating activities was $(44.6) million, $6.5 million and $13.6 million in fiscal year 2015, 2014 and 2013, respectively. Our cash and cash equivalents, together with our investments, were $98.1 million at the end of fiscal year 2015, compared with $99.6 million at the end of fiscal year 2014. The decrease in our cash and cash equivalents, together with our investments at the end of fiscal year 2015 was primarily due to $44.6 million of cash used in our operating activities and $35.1 million of purchases of property and equipment, of which $21.8 million was related to the development and construction of improvements on our first manufacturing building at our Green Computing Park in San Jose, California, which was completed in August 2015 and $4.8 million was related to the implementation of a new ERP system for the U.S. headquarters, which was completed in July 2015. The increase was partially offset by $23.3 million of proceeds from the exercise of stock options and $48.9 million of borrowings, net of repayments.

•
Days sales outstanding in accounts receivable (“DSO”) at the end of fiscal year 2015 was 48 days, compared with 44 days at the end of fiscal year 2014. The increase in our DSO was primarily due to an increase in sales late in the quarter.

•
Our inventory balance was $463.5 million at the end of fiscal year 2015, compared with $315.8 million at the end of fiscal year 2014. Days sales of inventory (“DSI”) at the end of fiscal year 2015 was 84 days, compared with 83 days at the end of fiscal year 2014. The increase in our inventory was to support our anticipated level of growth in net sales in fiscal year 2016.

•
Our purchase commitments with contract manufacturers and suppliers were $378.3 million at the end of fiscal year 2015 and $211.1 million at the end of fiscal year 2014. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $185.7 million, which have terms expiring through December 2016. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of purchase commitments.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2015, for example, refer to the fiscal year ended June 30, 2015.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to allowances for doubtful accounts and sales returns, inventory valuations, income taxes, warranty obligations, stock-based compensation and impairment of short-term and long-term investments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2015 and 2014, we had deferred revenue of $0.5 million and $7.7 million and related deferred product costs of $0.2 million and $6.7 million, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentration, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision for bad debt was $0.3 million, $1.5 million and $0.9 million in fiscal years 2015, 2014 and 2013, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

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

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $7.7 million as of June 30, 2015, compared with $7.1 million as of June 30, 2014. The provision for warranty reserve was $15.8 million, $14.2 million and $13.4 million in fiscal years 2015, 2014 and 2013, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($0.2) million, $0.4 million and ($1,000) in fiscal years 2015, 2014 and 2013, respectively. As a result of our increase in cost of servicing warranty claims from our increase in net sales in fiscal year 2015 and 2014, the provision for warranty reserve increased $1.6 million and $0.7 million in fiscal year 2015 and 2014, respectively. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months as well as historical usage and sales activity. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $5.9 million, $2.3 million and $9.7 million in fiscal years 2015, 2014 and 2013, respectively.

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

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on on a combination of our peer group and our historical experience. The expected volatility is based on a combination of our implied and historical volatility. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Compensation expense for options and restricted stock units granted to employees was $13.7 million, $11.1 million and $11.4 million for the years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options and restricted stock units to employees and non-employee members of our Board of Directors, was $30.2 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.32 years. See Note 10 of Notes to our Consolidated Financial Statements for additional information.

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

In May 2012, we and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of June 30, 2015, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In fiscal year 2015 and 2014, $11,000 and $6,000 of net loss attributable to Ablecom's interest was included in our general and administrative expenses in the consolidated statements of operations, respectively.

Results of Operations

Net Sales

The following table presents net sales by product type for fiscal year 2015, 2014 and 2013 (dollars in millions):

	Years Ended June 30,			2015 over 2014 Change		2014 over 2013 Change
	2015	2014	2013	$	%	$	%
Server systems	$1,213.6	$740.8	$501.9	$472.8	63.8%	$238.9	47.6%
Percentage of total net sales	60.9%	50.5%	43.2%
Subsystems and accessories	777.5	726.4	660.7	51.1	7.0%	65.7	9.9%
Percentage of total net sales	39.1%	49.5%	56.8%
Total net sales	$1,991.2	$1,467.2	$1,162.6	$524.0	35.7%	$304.6	26.2%

The following table presents unit sales and average selling price by product type for fiscal year 2015, 2014 and 2013 (units in thousands):

	Years Ended June 30,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013	%	%
Server systems:
Unit sales	314	262	232	19.8%	12.9%
Average selling price	$3,900	$2,800	$2,200	39.3%	27.3%
Subsystems and accessories:
Unit sales	4,733	4,458	4,505	6.2%	(1.0)%
Average selling price	$200	$200	$100	—%	100.0%

Fiscal Year 2015 compared with Fiscal Year 2014

The increase in our net sales in fiscal year 2015 compared with fiscal year 2014 was primarily due to continued increased sales of our products optimized for OEM, internet data center cloud computing and enterprise verticals. The year-over-year growth in net sales of our server systems in fiscal year 2015 was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of server systems. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our complete server systems which offer higher density computing and more memory and hard disk drive capacity. The increase in the sales of these complete systems include our storage servers and our Twin family of servers and to a lesser extent our GPU/Xeon Phi servers. Net sales also increased as a result of an increase in customers purchasing our software and service together with our complete systems as total solution packages.

The year-over-year growth in net sales and unit sales of our subsystems and accessories in fiscal year 2015 was primarily due to a higher sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators who increasingly are purchasing additional accessories from us and completing the final assembly themselves.

Fiscal Year 2014 compared with Fiscal Year 2013

The increase in our net sales in fiscal year 2014 compared with fiscal year 2013 was primarily due to increased sales of our products optimized for the storage, HPC, cloud computing, data center and OEM verticals and the successful launch of our new products resulted from the technology transition from Intel's Sandybridge to Ivybridge processor in fiscal year 2014.

The year-over-year growth in net sales of our server systems was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in unit volumes of server systems. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our complete server systems to OEM and end customers, the Twin family of servers, storage and GPU/Xeon Phi servers which offered higher density computing and more memory and hard disk drive capacity.

The year-over-year growth in net sales and decrease in unit sales of our subsystems and accessories in fiscal year 2014, primarily related to higher sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators who are completing the final assembly themselves.

The following table presents the percentages of net sales from products sold to distributors and OEMs and to end customers for fiscal year 2015, 2014 and 2013:

	Years Ended June 30,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013	%	%
Distributors	50.3%	54.1%	56.3%	(3.8)%	(2.2)%
OEMs and end customers	49.7%	45.9%	43.7%	3.8%	2.2%
Total net sales	100.0%	100.0%	100.0%

The following table presents percentages of net sales by geographic region for fiscal year 2015, 2014 and 2013:

	Years Ended June 30,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013	%	%
United States	58.3%	55.2%	54.2%	3.1%	1.0%
Europe	19.0%	21.6%	22.7%	(2.6)%	(1.1)%
Asia	16.4%	20.4%	20.5%	(4.0)%	(0.1)%
Others	6.3%	2.8%	2.6%	3.5%	0.2%
Total net sales	100.0%	100.0%	100.0%

Cost of Sales and Gross Margin

Cost of sales and gross margin for fiscal year 2015, 2014 and 2013 are as follows (dollars in millions):

	Years Ended June 30,			2015 over 2014 Change		2014 over 2013 Change
	2015	2014	2013	$	%	$	%
Total cost of sales	$1,670.9	$1,241.7	$1,002.5	$429.3	34.6%	$239.1	23.9%
Total gross profit	320.2	225.5	160.1	$94.7	42.0%	$65.5	40.9%
Total gross margin	16.1%	15.4%	13.8%		0.7%		1.6%

Fiscal Year 2015 compared with Fiscal Year 2014

The year-over-year increase in absolute dollars of cost of sales in fiscal year 2015 compared to fiscal year 2014 was primarily attributable to the increase in net sales, an increase of $3.7 million in provision for inventory reserve and an increase of $1.6 million in provision for warranty reserve. In fiscal year 2015, we recorded a $5.9 million expense, net of recovery, or 0.3% of net sales, related to the inventory provision as compared to $2.3 million, or 0.2% of net sales, in fiscal year 2014. The increase in the inventory provision was primarily due to higher inventory reserves for specific products.

In fiscal year 2015, we recorded a $15.8 million expense, or 0.8% of net sales, related to the provision for warranty reserve as compared to a $14.2 million expense, or 1.0% of net sales, in fiscal year 2014. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in fiscal year 2015. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

The year-over-year increase in the gross margin percentage in fiscal year 2015 compared to fiscal year 2014 was primarily due to lower costs resulting from an increase in the mix of complete server system sales with higher margin, the increased scale of our business and higher utilization of our manufacturing facilities in Taiwan, offset by higher sales to internet data center customers, which generally have a lower gross margin.

Fiscal Year 2014 compared with Fiscal Year 2013

The year-over-year increase in absolute dollars of cost of sales in fiscal year 2014 compared to fiscal year 2013 was primarily attributable to the increase in net sales partially offset by a decrease of $7.5 million in provision for inventory reserve.
The decrease in the inventory provision was primarily due to lower inventory reserves for special items and higher sales of previously reserved inventory of $7.8 million as we have improved our processes and reduced our excess and slow moving inventory. In fiscal year 2014, we recorded a $14.2 million expense, or 1.0% of net sales, related to the provision for warranty reserve as compared to $13.4 million, or 1.2% of net sales, in fiscal year 2013. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in fiscal year 2014.

The year-over-year increase in the gross margin percentage in fiscal year 2014 compared to fiscal year 2013 was primarily due to a lower provision for inventory reserve, an increase in purchasing power, an increase in the mix of server system sales and higher utilization of our manufacturing facilities in Taiwan, offset by higher sales to internet data center customers, which generally have a lower gross margin.

Operating Expenses

Operating expenses for fiscal years 2015, 2014 and 2013 are as follows (dollars in millions):

	Years Ended June 30,			2015 over 2014 Change		2014 over 2013 Change
	2015	2014	2013	$	%	$	%
Research and development	$100.3	$84.3	$75.2	$16.0	19.0%	$9.0	12.0%
Percentage of total net sales	5.0%	5.7%	6.5%
Sales and marketing	48.9	38.0	33.8	10.8	28.5%	4.2	12.5%
Percentage of total net sales	2.5%	2.6%	2.9%
General and administrative	24.4	23.0	23.9	1.4	5.9%	(0.9)	(3.7)%
Percentage of total net sales	1.2%	1.6%	2.1%
Total operating expenses	173.5	$145.3	$132.9	$28.2	19.4%	$12.4	9.3%
Percentage of total net sales	8.7%	9.9%	11.5%

Research and development expenses. Research and development expenses increased by $16.0 million, or 19.0% in fiscal year 2015 compared to fiscal year 2014. Research and development expenses were 5.0% and 5.7% of net sales for fiscal year 2015 and 2014, respectively. The increase in absolute dollars was driven primarily by an increase of $18.1 million in compensation and benefits including stock-based compensation expense, an increase of $1.7 million in development expenses for prototype materials, partially offset by $3.2 million in non-recurring engineering funding from certain suppliers and customers and $2.8 million refund of value added taxes on research and development expenses. The decrease as a percentage of net sales was primarily due to the increase in net sales in fiscal year 2015.

Research and development expenses increased by $9.0 million, or 12.0% in fiscal year 2014 compared to fiscal year 2013. Research and development expenses were 5.7% and 6.5% of net sales for fiscal year 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $7.8 million in compensation and benefits including stock-based compensation expense and an increase of $2.7 million in development expenses for prototype materials and testing associated with new product introductions, particularly related to the introduction of new products including servers based on Intel's Ivy Bridge processor, TwinPro, EX DP and MicroBlade series of servers and the development of new products associated to the new processor technology, Grantley, from Intel. This increase was partially offset by an increase of $1.0 million in non-recurring engineering funding from certain suppliers and customers. The decrease as a percentage of net sales was primarily due to the significant increase in net sales in fiscal year 2014.

Research and development expenses include stock-based compensation expense of $8.6 million, $6.8 million and $6.5 million for fiscal year 2015, 2014 and 2013, respectively.

Our compensation and benefit expense in research and development continues to increase resulting from annual salary increases and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our investments in this area will directly relate to enhancement of our current product line, development of new products that achieve market acceptance, and our ability to meet an expanding range of customer requirements. As such, we expect to continue to spend on current and future product development efforts.

Sales and marketing expenses. Sales and marketing expenses increased by $10.8 million, or 28.5% in fiscal year 2015 compared to fiscal year 2014. Sales and marketing expenses were 2.5% and 2.6% of net sales for fiscal year 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $7.8 million in compensation and benefits resulting primarily from growth in sales and marketing personnel and an increase of $2.9 million in advertising, marketing promotional and trade show expenses. The decrease as a percentage of net sales was primarily due to the increase in net sales in fiscal year 2015.

Sales and marketing expenses increased by $4.2 million, or 12.5% in fiscal year 2014 compared to fiscal year 2013. Sales and marketing expenses were 2.6% and 2.9% of net sales for fiscal year 2014 and 2013, respectively. The increase in absolute dollars was primarily due to an increase of $2.3 million in compensation and benefits resulting from growth in sales and marketing personnel and an increase of $1.1 million in advertising and marketing promotional expenses including cooperating marketing expenses. The decrease as a percentage of net sales was primarily due to the significant increase in net sales in fiscal year 2014.

Sales and marketing expenses include stock-based compensation expense of $1.6 million, $1.3 million and $1.5 million for fiscal year 2015, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses increased by $1.4 million, or 5.9% in fiscal year 2015 compared to fiscal year 2014. General and administrative expenses were 1.2% and 1.6% of net sales for fiscal year 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $2.3 million in compensation and benefits including stock-based compensation expense, a decrease of $0.7 million in miscellaneous income relating to the settlement of our outstanding accounts payable with one vendor in the prior year offset in part by an increase of $1.1 million in foreign currency transaction gain and a decrease of $1.0 million in bad debt expenses. The decrease as a percentage of net sales was primarily due to the increase in net sales in fiscal year 2015.

General and administrative expenses decreased by $0.9 million, or 3.7% in fiscal year 2014 compared to fiscal year 2013. General and administrative expenses were 1.6% and 2.1% of net sales for fiscal year 2014 and 2013, respectively. The decrease in absolute dollars was primarily due to an increase of $0.7 million in miscellaneous income relating to the settlement of our outstanding accounts payable with one vendor and a decrease of $0.6 million resulting from payroll tax audit assessment in fiscal year 2013, offset in part by an increase of $0.4 million in bad debt expenses. The decrease as a percentage of net sales was primarily due to the significant increase in net sales in fiscal year 2014.

General and administrative expenses include stock-based compensation expense of $2.6 million, $2.1 million and $2.3 million for fiscal year 2015, 2014 and 2013, respectively.

Interest and Other Expense, Net

Interest and other expense, net for fiscal year 2015, 2014 and 2013 are as follows (dollars in millions):

	Years Ended June 30,			2015 over 2014 Change		2014 over 2013 Change
	2015	2014	2013	$	%	$	%
Interest and other income, net	$0.1	$0.1	$—	$—	25.0%	$—	91.7%
Interest expense	(1.0)	(0.8)	(0.6)	(0.2)	27.5%	(0.1)	24.1%
Interest and other expense, net	$(0.9)	$(0.7)	$(0.6)	$0.2	27.8%	$0.1	18.3%

Interest and other expense, net. Interest and other expense, net increased by $0.2 million in fiscal year 2015 compared to fiscal year 2014 and increased by $0.1 million in fiscal year 2014 compared to fiscal year 2013. The increases were primarily due to higher interest expense on debt.

Provision for Income Taxes

Provision for income taxes and effective tax rates for fiscal year 2015, 2014 and 2013 are as follows (dollars in millions):

	Years Ended June 30,			2015 over 2014 Change		2014 over 2013 Change
	2015	2014	2013	$	%	$	%
Provision for Income Taxes	$44.0	$25.4	$5.3	$18.6	73.1%	$20.1	378.4%
Percentage of total net sales	2.2%	1.7%	0.4%
Effective tax rate	30.2%	32.0%	20.0%

Provision for income taxes. Provision for income taxes increased by $18.6 million, or 73.1% in fiscal year 2015 compared to fiscal year 2014. The effective tax rate was 30.2% and 32.0% for fiscal year 2015 and 2014, respectively. The higher income tax provision for the fiscal year 2015 was primarily attributable to our higher operating income. The effective tax rate for fiscal year 2015 was lower primarily due to the release of unrecognized tax benefits due to the lapse of statute of limitations, reinstatement of the U.S. federal research and development tax credits, higher income taxed by foreign jurisdictions with lower tax rates and lower add back for stock compensation expenses.

Provision for income taxes increased by $20.1 million, or 378.4% in fiscal year 2014 compared to fiscal year 2013. The effective tax rate was 32.0% and 20.0% for fiscal year 2014 and 2013, respectively. The higher income tax provision and effective tax rate for fiscal year 2014 were primarily attributable to our higher operating income and the expiration of the U.S. federal research and development credit on December 31, 2013.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $95.5 million and $96.9 million as of June 30, 2015 and 2014, respectively. Our cash in foreign locations was $26.3 million and $28.3 million at June 30, 2015 and 2014, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by (used in) operating activities was $(44.6) million, $6.5 million and $13.6 million for fiscal years 2015, 2014 and 2013, respectively.

Net cash used in our operating activities for fiscal year 2015 was primarily due to an increase in inventory of $153.6 million and an increase in accounts receivable of $110.2 million, which were partially offset by our net income of $101.9 million, an increase in accounts payable of $75.5 million, stock-based compensation expense of $13.7 million, an increase in net income taxes payable of $12.0 million, an increase in accrued liabilities of $9.6 million, depreciation expense of $8.1 million and provision for inventory of $5.9 million.

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

The increase for fiscal year 2014 and 2015 in accounts receivable was primarily due to an increase in our sales late in the fourth quarter. The increase for fiscal year 2014 and 2015 in inventory and accounts payable was primarily due to higher purchases to support the anticipated level of growth in our net sales in the following fiscal year. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business. In addition, we have completed our first manufacturing building and warehouse at our Green Computing Park in San Jose, California in August 2015 and our implementation of a new ERP system for our U.S. headquarters on July 5, 2015. We anticipate that our depreciation expense in fiscal year 2016 will increase as we begin to depreciate these costs.

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

Investing activities. Net cash used in our investing activities was $36.2 million, $40.2 million and $5.1 million for fiscal years 2015, 2014 and 2013, respectively. In fiscal year 2015, of the net cash used in our investing activities, $35.1 million was related to the purchase of property, plant and equipment, of which $21.8 million was related to the development and construction of improvements to our first manufacturing building and warehouse at our Green Computing Park in San Jose, California, which was completed in August 2015 and $4.8 million was related to the implementation of a new ERP system. We plan to continue to engage several contractors for the development and construction of improvements to our properties through fiscal year 2016. We anticipate investing approximately $14.6 million during fiscal year 2016 to build the second manufacturing facility and remodel our office building. We plan to finance this development through our operating cash flows and additional borrowings from banks.

In fiscal year 2014, the $40.6 million net cash used in our investing activities was related to the purchase of property, plant and equipment including $30.2 million related to the real property purchased in San Jose, California in October 2013, offset in part by the termination of the certificates of deposits for $0.4 million, which were pledged as security for a value added tax examination required by tax authorities of Taiwan.

In fiscal year 2013, the $5.0 million net cash used in our investing activities was related to the purchase of property, plant and equipment and $0.4 million was related to the additional certificate of deposit pledged as security for value added tax examination required by tax authority of Taiwan. This was offset by the redemption at par of investments in auction rate securities of $0.3 million.

Financing activities. Net cash provided by our financing activities was $80.1 million, $37.2 million and $3.8 million for fiscal years 2015, 2014 and 2013, respectively. In fiscal year 2015, we borrowed an additional $84.9 million under our revolving line of credit from Bank of America and CTBC Bank and repaid $36.0 million in loans. Further, we received $23.3 million related to the proceeds from the exercise of stock options in fiscal year 2015.

In fiscal year 2014, we received $23.9 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding for restricted stock awards of $0.7 million in fiscal year 2014. Further, we borrowed an additional $6.8 million under the line of credit from Bank of America, borrowed $7.0 million from the CTBC Bank secured term loan, and borrowed $3.5 million of our CTBC Bank revolving line of credit and repaid $6.3 million in loans in fiscal year 2014.

In fiscal year 2013, we received $1.8 million related to the proceeds from the exercise of stock options. We withheld shares and paid the minimum tax withholding for restricted stock awards of $1.0 million in fiscal year 2013. Further, we obtained a new term loan of $15.0 million from China Trust Bank, borrowed $5.6 million of our revolving line of credit from Bank of America, N.A., and repaid $18.1 million in loans in fiscal year 2013.

In fiscal year 2015, 2014 and 2013, $8.1 million, $3.0 million and $0.9 million was related to the excess tax benefits from stock-based compensation, respectively. We expect the net cash provided by financing activities will increase throughout fiscal year 2016 as we intend to obtain additional financing from banks for our working capital requirements.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America
In June 2015, we entered into an amendment to our existing credit agreement with Bank of America, which provided for (i) a $65.0 million revolving line of credit facility that matures on November 15, 2015 and (ii) a five-year $14.0 million term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum.

The line of credit facility provided for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.18% at June 30, 2015. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

As of June 30, 2015 and 2014, the total outstanding borrowings under the Bank of America term loan was $3.7 million and $6.5 million, respectively. The total outstanding borrowings under the Bank of America line of credit was $59.7 million and $17.7 million as of June 30, 2015 and 2014, respectively. The interest rates for these loans ranged from 0.79% to 1.68% per annum at June 30, 2015 and 1.19% to 1.65% per annum at June 30, 2014, respectively. As of June 30, 2015, the unused revolving line of credit under Bank of America was $5.3 million.

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

In December 2014, we entered into a second amendment to our existing credit agreement with CTBC Bank to extend the maturity date to November 30, 2015. The amendment provides for (i) a 12-month NT$700.0 million or $22.0 million U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to $17.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement is capped at NT$1.0 billion or $31.5 million U.S. dollar equivalents.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $21.3 million and $22.1 million as of June 30, 2015 and 2014, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $9.7 million in U.S. dollars at June 30, 2015. There were no outstanding borrowings under the CTBC Bank revolving line of credit at June 30, 2014. The interest rate for these loans were ranged from 0.82% and 1.16% at June 30, 2015 and 1.15% per annum at June 30, 2014. At June 30, 2015, NT$39.1 million or $1.3 million U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of June 30, 2015, our total assets of $1,045.4 million collateralized the line of credit with Bank of America and were all of our assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of June 30, 2015, total assets collateralizing the term loan with Bank of America were $17.4 million. As of June 30, 2015, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

As of June 30, 2015, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27.0 million. There are no financial covenants associated with the term loan with CTBC Bank at June 30, 2015.

Contract Manufacturers
In fiscal year 2015, we paid our contract manufacturers within 35 to 75 days of invoice and Ablecom between 46 to 74 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of June 30, 2015 and 2014 amounts owed to Ablecom by us were approximately $59.0 million and $49.0 million, respectively.

Auction Rate Securities Valuation
As of June 30, 2015, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AA2 at June 30, 2015. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2015, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2015, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In fiscal year 2015 and 2014, there was no auction rate securities redeemed or sold. In fiscal year 2013, $0.3 million of auction rate securities were redeemed at par.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2015:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$4,344	$6,187	$5,775	$3,545	$19,851
Capital leases, including interest	200	361	155	—	716
Debt, including interest (1)	93,479	933	—	—	94,412
Purchase commitments (2)	307,041	71,300	—	—	378,341
Total (3)	$405,064	$78,781	$5,930	$3,545	$493,320

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at June 30, 2015.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $185.7 million of hard disk drive purchase commitments at June 30, 2015, which will be paid through December 2016. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue of $8.4 million and unrecognized tax benefits and related interest and penalties accrual of $10.2 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 11 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Adoption of New Accounting Pronouncements

In July 2013, the FASB issued authoritative guidance associated with the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires a liability related to an unrecognized tax benefit to offset a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if a settlement is required or expected in the event the uncertain tax position is disallowed. We adopted the new disclosure on July 1, 2014. The adoption of this guidance did not have a material impact on our results of operations or financial position.

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

In July 2015, the FASB issued authoritative guidance related to inventory measurement. The new standard requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for us on July 1, 2017. We are currently evaluating the effect the guidance will have on our financial statement disclosures, results of operations and financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2015, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.79% to 1.68% at June 30, 2015 and 1.15% to 1.65% at June 30, 2014, respectively. Based on the outstanding principal indebtedness of $94.4 million under our credit facilities as of June 30, 2015, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of June 30, 2015, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AA2 at June 30, 2015. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2015, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at June 30, 2015, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During fiscal year 2015 and 2014, no auction rate securities were redeemed or sold. During fiscal year 2013, $0.3 million of auction rate securities were redeemed at par.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to June 30, 2015, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to June 30, 2015 in respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for fiscal years 2015, 2014 and 2013 was $0.7 million, $(0.4) million and $(0.1) million, respectively.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
San Jose, California
September 10, 2015

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$95,442	$96,872
Accounts receivable, net of allowances of $1,628 and $1,922 at June 30, 2015 and 2014, respectively (including amounts receivable from a related party of $13,186 and $621 at June 30, 2015 and 2014, respectively)	322,594	212,738
Inventory	463,493	315,837
Deferred income taxes-current	17,863	16,842
Prepaid income taxes	7,507	5,555
Prepaid expenses and other current assets	7,516	6,237
Total current assets	914,415	654,081
Long-term investments	2,633	2,647
Property, plant and equipment, net	163,038	130,589
Deferred income taxes-noncurrent	4,497	6,154
Other assets	5,226	2,854
Total assets	$1,089,809	$796,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $59,015 and $48,969 at June 30, 2015 and 2014, respectively)	$299,774	$219,354
Accrued liabilities	46,743	37,564
Income taxes payable	14,111	11,414
Short-term debt and current portion of long-term debt	93,479	42,554
Total current liabilities	454,107	310,886
Long-term debt-net of current portion	933	3,733
Other long-term liabilities	15,684	12,475
Total liabilities	470,724	327,094
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 47,873,744 and 45,739,936 at June 30, 2015 and 2014, respectively	247,081	199,062
Treasury stock (at cost), 445,028 shares at June 30, 2015 and 2014	(2,030)	(2,030)
Accumulated other comprehensive loss	(80)	(63)
Retained earnings	373,950	272,087
Total Super Micro Computer, Inc. stockholders’ equity	618,921	469,056
Noncontrolling interest	164	175
Total stockholders’ equity	619,085	469,231
Total liabilities and stockholders’ equity	$1,089,809	$796,325

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2015	2014	2013
Net sales (including related party sales of $58,013, $14,576 and $13,805 in fiscal years 2015, 2014 and 2013, respectively)	$1,991,155	$1,467,202	$1,162,561
Cost of sales (including related party purchases of $227,562, $201,848 and $179,735 in fiscal years 2015, 2014 and 2013, respectively)	1,670,924	1,241,657	1,002,508
Gross profit	320,231	225,545	160,053
Operating expenses:
Research and development	100,257	84,257	75,208
Sales and marketing	48,851	38,012	33,785
General and administrative	24,377	23,017	23,902
Total operating expenses	173,485	145,286	132,895
Income from operations	146,746	80,259	27,158
Interest and other income, net	115	92	48
Interest expense	(965)	(757)	(610)
Income before income tax provision	145,896	79,594	26,596
Income tax provision	44,033	25,437	5,317
Net income	$101,863	$54,157	$21,279
Net income per common share:
Basic	$2.19	$1.24	$0.50
Diluted	$2.03	$1.16	$0.48
Weighted-average shares used in calculation of net income per common share:
Basic	46,434	43,599	41,992
Diluted	50,094	46,512	43,907

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2015	2014	2013
Net income	$101,863	$54,157	$21,279
Other comprehensive income, net of tax:
Foreign currency translation loss	(9)	—	(1)
Unrealized gains (loss) on investments	(8)	6	8
Total other comprehensive income (loss)	(17)	6	7
Comprehensive income	$101,846	$54,163	$21,286

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2012	42,034,416	$143,806	(445,028)	$(2,030)	$(76)	$196,651	$—	$338,351
Exercise of stock options	612,034	1,845	—	—	—	—	—	1,845
Issuance of restricted stock awards, net of taxes	98,050	(1,034)	—	—	—	—	—	(1,034)
Stock-based compensation	—	11,361	—	—	—	—	—	11,361
Tax benefit resulting from stock option transactions	—	1,734	—	—	—	—	—	1,734
Unrealized gains on investments	—	—	—	—	8	—	—	8
Translation adjustments	—	—	—	—	(1)	—	—	(1)
Investment in noncontrolling interest	—	—	—	—	—	—	168	168
Net income	—	—	—	—	—	21,279	13	21,292
Balance at June 30, 2013	42,744,500	157,712	(445,028)	(2,030)	(69)	217,930	181	373,724
Exercise of stock options	2,863,878	23,928	—	—	—	—	—	23,928
Issuance of restricted stock awards, net of taxes	131,558	(681)	—	—	—	—	—	(681)
Stock-based compensation	—	11,062	—	—	—	—	—	11,062
Tax benefit resulting from stock option transactions	—	7,041	—	—	—	—	—	7,041
Unrealized gains on investments	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	54,157	(6)	54,151
Balance at June 30, 2014	45,739,936	199,062	(445,028)	(2,030)	(63)	272,087	175	469,231
Exercise of stock options	2,124,401	23,338	—	—	—	—	—	23,338
Issuance of restricted stock units, net of taxes	9,407	(175)	—	—	—	—	—	(175)
Stock-based compensation	—	13,699	—	—	—	—	—	13,699
Tax benefit resulting from stock option and restricted stock unit transactions	—	11,157	—	—	—	—	—	11,157
Unrealized loss on investments	—	—	—	—	(8)	—	—	(8)
Translation adjustments					(9)			(9)
Net income	—	—	—	—	—	101,863	(11)	101,852
Balance at June 30, 2015	47,873,744	$247,081	(445,028)	$(2,030)	$(80)	$373,950	$164	$619,085

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$101,863	$54,157	$21,279
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,133	6,364	7,835
Stock-based compensation expense	13,699	11,062	11,361
Excess tax benefits from stock-based compensation	(8,089)	(2,992)	(865)
Allowance for doubtful accounts	326	1,476	929
Provision for inventory	5,928	2,254	9,725
Exchange gain	(675)	(96)	(153)
Deferred income taxes	632	65	(7,010)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(12,565), $353 and $62 in fiscal years 2015, 2014, 2013, respectively)	(110,182)	(64,874)	(48,255)
Inventory	(153,584)	(63,921)	12,704
Prepaid expenses and other assets	(2,741)	618	(67)
Accounts payable (including changes in related party balances of $10,046, $(1,479) and $(1,022) in fiscal years 2015, 2014 and 2013, respectively)	75,520	46,298	(2,208)
Income taxes payable, net	11,951	10,880	4,490
Accrued liabilities	9,551	3,293	4,384
Other long-term liabilities	3,032	1,954	(566)
Net cash provided by (used in) operating activities	(44,636)	6,538	13,583
INVESTING ACTIVITIES:
Restricted cash	(416)	406	(412)
Proceeds from investments	—	—	300
Purchases of property, plant and equipment	(35,100)	(40,567)	(5,001)
Investment in a privately held company	(661)	—	—
Net cash used in investing activities	(36,177)	(40,161)	(5,113)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	23,338	23,928	1,845
Minimum tax withholding paid on behalf of employees for restricted stock awards	(175)	(681)	(1,034)
Excess tax benefits from stock-based compensation	8,089	2,992	865
Proceeds from debt	84,900	17,354	20,641
Repayment of debt	(36,000)	(6,320)	(18,073)
Payment of obligations under capital leases	(134)	(47)	(40)
Contributions from noncontrolling interests	—	—	168
Advances (payments) under receivable financing arrangements	33	(4)	(610)
Net cash provided by financing activities	80,051	37,222	3,762
Effect of exchange rate fluctuations on cash	(668)	235	(20)
Net increase (decrease) in cash and cash equivalents	(1,430)	3,834	12,212
Cash and cash equivalents at beginning of year	96,872	93,038	80,826
Cash and cash equivalents at end of year	$95,442	$96,872	$93,038
Supplemental disclosure of cash flow information:
Cash paid for interest	$933	$757	$718
Cash paid for taxes, net of refunds	$30,671	$13,096	$8,074
Non-cash investing and financing activities:
Equipment purchased under capital leases	$442	$283	$85
Accrued costs for property, plant and equipment purchases	$6,826	$2,021	$1,871

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to: allowances for doubtful accounts and sales returns, inventory valuation, product warranty accruals, stock-based compensation, impairment of short-term and long-term investments and income taxes. Actual results could differ from those estimates.

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

Inventory

Inventory is valued at the lower of cost or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw materials and parts. The Company evaluates inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, writes down the valuation of units to lower of cost or market or for excess and obsolescence based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months as well as historical usage and sales activity. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. The Company monitors the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjusts its estimate for determining future write downs. If in future periods, the Company experiences or anticipates a change in recovery rate compared with its historical experience, its gross margin would be affected. During fiscal years 2015, 2014 and 2013, the Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $5,928,000, $2,254,000 and $9,725,000, respectively.

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

Other Assets

As of June 30, 2015, other assets consist primarily of a long-term deferred service costs of $1,490,000, investments in privately held companies of $1,411,000, a long-term prepaid royalty license of $997,000 and restricted cash of $840,000. As of June 30, 2014, other assets consist primarily of a long-term prepaid royalty license of $1,246,000, an investment in a privately held company of $750,000 and restricted cash of $450,000. Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required in connection with a warehouse lease in Fremont, California, one deposit to an escrow account required by the Company's worker's compensation program and bank guarantees in connection with office leases in the Netherlands.

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

Revenue Recognition

The Company recognizes revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms, for which revenue is recognized when the products arrive at the destination. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with distributors

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At June 30, 2015 and 2014, the Company had deferred revenue of $459,000 and $7,665,000 and related deferred product costs of $219,000 and $6,674,000, respectively, related to shipments to customers pending acceptance.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. The Company also makes estimates of the uncollectibility of accounts receivable, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provides an allowance in an amount the Company deems adequate for doubtful accounts. Our provision for bad debt was $326,000, $1,476,000 and $929,000 in fiscal years 2015, 2014 and 2013, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than the Company's historical experience, or if other circumstances arise, the Company's estimates of the recoverability of amounts due to the Company could be overstated, and additional allowances could be required, which could have an adverse impact on its reported operating expenses. The Company provides for price protection to certain distributors. The Company assesses the market competition and product technology obsolescence, and makes price adjustments based on its judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on the distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time the Company reduces the product prices.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company offers product warranties ranging from 15 to 39 months against any defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The Company’s estimates and assumptions used have been historically close to actual. If in future periods the Company experiences or anticipates an increase or decrease in warranty claims as a result of new product introductions or changes in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, the Company intends to adjust its estimates appropriately. The following table presents for the years ended June 30, 2015, 2014 and 2013, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities (in thousands):

	June 30,
	2015	2014	2013
Balance, beginning of year	$7,083	$6,472	$5,522
Provision for warranty	15,771	14,175	13,438
Costs charged to accrual	(14,950)	(13,950)	(12,487)
Change in estimated liability for pre-existing warranties	(204)	386	(1)
Balance, end of year	$7,700	$7,083	$6,472

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $6,318,000, $3,132,000 and $2,112,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

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

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2015, 2014 and 2013, were $1,995,000, $2,058,000 and $1,550,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2015, 2014 and 2013, were $4,200,000, $2,829,000 and $2,610,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $7,263,000, $5,183,000 and $4,085,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors, including employee stock options and restricted stock units. The Company is required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of the Company's common stock on the date of grant. The Company estimated the fair value of stock options granted using a Black-Scholes option pricing model and a single option award approach. This model requires the Company to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of the Company's common stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on a combination of the Company's peer group and historical experience. The expected volatility is based on a combination of the Company's implied and historical volatility. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Shipping and Handling Fees

The Company incurred shipping costs of $2,090,000, $1,605,000 and $1,475,000 for the years ended June 30, 2015, 2014 and 2013, respectively, which were included in sales and marketing expenses.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Common Share

The Company’s restricted share awards are subject to repurchase and settled in shares of common stock upon vesting. Such awards have the nonforfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per common share is determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Diluted net income per common share is calculated by adjusting outstanding shares, assuming any dilutive effects of stock incentive awards calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock results in a greater dilutive effect from outstanding stock options and restricted stock units. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a further dilutive effect on net income per share.

The computation of basic and diluted net income per common share using the two-class method is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2015	2014	2013
Basic net income per common share calculation
Net income	$101,863	$54,157	$21,279
Less: Undistributed earnings allocated to participating securities	—	(36)	(106)
Net income attributable to common shares—basic	$101,863	$54,121	$21,173
Weighted-average number of common shares used to compute basic net income per common share	46,434	43,599	41,992
Basic net income per common share	$2.19	$1.24	$0.50
Diluted net income per common share calculation
Net income	$101,863	$54,157	$21,279
Less: Undistributed earnings allocated to participating securities	—	(34)	(101)
Net income attributable to common shares—diluted	$101,863	$54,123	$21,178
Weighted-average number of common shares used to compute basic net income per common share	46,434	43,599	41,992
Dilutive effect of options and restricted stock units to purchase common stock	3,660	2,913	1,915
Weighted-average number of common shares used to compute diluted net income per common share	50,094	46,512	43,907
Diluted net income per common share	$2.03	$1.16	$0.48

For the years ended June 30, 2015, 2014 and 2013, the Company had stock options and restricted stock units outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 3,805,000, 3,465,000 and 6,241,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

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

Concentration of Supplier Risk

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

industry. One supplier accounted for 28.7%, 23.4%, and 21.9% of total purchases for the years ended June 30, 2015, 2014 and 2013, respectively. Ablecom Technology, Inc., a related party of the Company as noted in Note 9, accounted for 12.6%, 16.1% and 18.9% of total purchases for the years ended June 30, 2015, 2014 and 2013, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and long-term investments and accounts receivable. One customer accounted for 10.1% of net sales in fiscal year 2015. No single customer accounted for 10% or more of net sales in fiscal years 2014 and 2013. No customer accounted for 10% or more of accounts receivable as of June 30, 2015 and 2014.

Adoption of New Accounting Pronouncements

In July 2013, the FASB issued authoritative guidance associated with the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires a liability related to an unrecognized tax benefit to offset a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if a settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the new disclosure on July 1, 2014. The adoption of this guidance did not have a material impact on our results of operations or financial position.

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

In July 2015, the FASB issued authoritative guidance related to inventory measurement. The new standard requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for the Company on July 1, 2017 . The Company is currently evaluating the effect the guidance will have on the Company's financial statement disclosures, results of operations and financial position.

Note 2.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of June 30, 2015 and 2014. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s cash equivalents and long-term investments as of June 30, 2015 and 2014 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,633	2,633
Total	$310	$—	$2,633	$2,943

June 30, 2014	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$311	$—	$—	$311
Auction rate securities	—	—	2,647	2,647
Total	$311	$—	$2,647	$2,958

The above table excludes $94,901,000 and $96,324,000 of cash and $1,130,000 and $746,000 of certificates of deposit held by the Company as of June 30, 2015 and 2014, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in fiscal year 2015 and 2014.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for fiscal years 2015 and 2014 (in thousands):

	June 30,
	2015	2014
Balance as of beginning of year	$2,647	$2,637
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	(14)	10
Sales and settlements at par	—	—
Transfers in and/or out of Level 3	—	—
Balance as of end of year	$2,633	$2,647

The following is a summary of the Company’s long-term investments as of June 30, 2015 and 2014 (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(117)	$2,633

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(103)	$2,647

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2015 and 2014, short-term and long-term debt of $94,412,000 and $46,287,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Note 3.        Accounts Receivable Allowances

The Company has established an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2015, 2014 and 2013, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2015	$1,474	$326	$(602)	$1,198
Year ended June 30, 2014	1,562	1,476	(1,564)	1,474
Year ended June 30, 2013	777	929	(144)	1,562
Allowance for sales returns
Year ended June 30, 2015	$448	$9,383	$(9,401)	$430
Year ended June 30, 2014	404	8,985	(8,941)	448
Year ended June 30, 2013	329	7,463	(7,388)	404

Note 4.        Inventory

Inventory as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Finished goods	$384,647	$246,803
Work in process	23,214	18,794
Purchased parts and raw materials	55,632	50,240
Total inventory	$463,493	$315,837

Note 5.        Long-term Investments

As of June 30, 2015 and 2014, the Company held $2,633,000 and $2,647,000, respectively, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AA2 at June 30, 2015 and AAA or AA2 at June 30, 2014. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not salable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of June 30, 2015 and 2014, $2,633,000 and $2,647,000 of these auction rate securities have been classified as long-term available-for-sale investments, respectively.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of June 30, 2015 and 2014. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return. As of June 30, 2015, the discount rate, the time period until redemption and the estimated rate of return were 1.93%, 3 years and 0.47%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined a recovery (loss) in fair value of its auction rate securities of $(14,000) and $10,000 during the year ended June 30, 2015 and 2014, respectively. There was a cumulative total decline of $117,000 and $103,000 as of June 30, 2015 and 2014, respectively. That amount has been recorded as a component of other comprehensive income. As of June 30, 2015 and 2014, the Company has recorded an accumulated unrealized loss of $70,000 and $62,000, respectively, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In fiscal year 2015 and 2014, there was no auction rate securities redeemed or sold. In fiscal year 2013, $300,000 of auction rate securities were redeemed at par.

Note 6.        Property, Plant, and Equipment

Property, plant and equipment as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Land	$63,962	$63,962
Buildings	51,959	51,959
Building and leasehold improvements	8,323	7,683
Buildings construction in progress (1)	25,572	587
Machinery and equipment	40,689	34,342
Furniture and fixtures	7,421	5,892
Purchased software	3,343	3,606
Purchased software construction in progress (2)	8,567	2,548
	209,836	170,579
Accumulated depreciation and amortization	(46,798)	(39,990)
Property, plant and equipment, net	$163,038	$130,589

(1) In connection with the purchase of the property located in San Jose, California, the Company engaged several contractors for the development and construction of improvements on the property, which was completed in August 2015.
(2) The Company completed its implementation of a new enterprise resource planning, or ERP, system for its U.S. headquarters on July 5, 2015 and has capitalized the costs of the new ERP software and certain expenses associated directly with the development of the ERP system as of June 30, 2015.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.        Accrued Liabilities

Accrued liabilities as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Accrued payroll and related expenses	$15,141	$11,624
Customer deposits	6,314	4,185
Accrued warranty costs	7,700	7,083
Accrued cooperative marketing expenses	5,690	4,387
Deferred service revenue	4,085	2,463
Others	7,813	7,822
Total accrued liabilities	$46,743	$37,564

Note 8.        Short-term and Long-term Obligations

Short-term and long-term obligations as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Line of credit:
Bank of America	$59,699	$17,699
CTBC Bank	9,700	—
Total line of credit	69,399	17,699
Building term loans:
Bank of America	3,733	6,533
CTBC Bank	21,280	22,055
Total building term loans	25,013	28,588
Total debt	94,412	46,287
Current portion	(93,479)	(42,554)
Long-term portion	$933	$3,733

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In June 2015, the Company entered into an amendment to the existing credit agreement with Bank of America N.A. ("Bank of America") which provided for (i) a $65,000,000 revolving line of credit facility that matures on November 15, 2015 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by the three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum.

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.18% at June 30, 2015. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of June 30, 2015 and 2014, the total outstanding borrowings under the Bank of America term loan was $3,733,000 and $6,533,000, respectively. The total outstanding borrowings under the Bank of America line of credit was $59,699,000 and $17,699,000 as of June 30, 2015 and 2014, respectively. The interest rates for these loans ranged from

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

0.79% to 1.68% per annum at June 30, 2015 and from 1.19% to 1.65% per annum at June 30, 2014, respectively. As of June 30, 2015, the unused revolving line of credit with Bank of America was $5,301,000.

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

In December 2014, the Company entered into a second amendment to the existing credit agreement with CTBC Bank to extend the maturity date to November 30, 2015. The amendment provides for (i) a 12-month NT$700,000,000 or $22,017,000 U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $17,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NT$1,000,000,000 or $31,453,000 U.S. dollar equivalents.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $21,280,000 and $22,055,000 at June 30, 2015 and 2014, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $9,700,000 in U.S. dollars at June 30, 2015. There were no outstanding borrowings under the CTBC Bank revolving line of credit at June 30, 2014. The interest rate for this loan ranged from 0.82% and 1.16% at June 30, 2015 and 1.15% per annum at June 30, 2014. At June 30, 2015, NT$39,145,000 or $1,286,000 U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of June 30, 2015 and 2014, total assets of $1,045,408,000 and $751,396,000, respectively, collateralized the line of credit with Bank of America which represents all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of June 30, 2015 and 2014, total assets collateralizing the term loan with Bank of America were $17,354,000 and $17,584,000. As of June 30, 2015, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2015 and 2014, the land and building located in Bade, Taiwan with a value of $27,047,000 and $27,345,000, respectively, collateralized the term loan with CTBC Bank. There are no financial covenants associated with the term loan with China Trust Bank at June 30, 2015.

Debt Maturities

The following table as of June 30, 2015, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2016	$93,479
2017	933
2018	—
2019	—
2020	—
Thereafter	—
Total	$94,412

Note 9.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over its operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 0.6% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 36.0% of Ablecom at June 30, 2015.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2015, 2014 and 2013, the Company purchased products from Ablecom totaling $227,562,000, $201,848,000 and $179,735,000, respectively. For fiscal year 2015, 2014 and 2013, the Company sold products to Ablecom totaling $58,013,000, $14,576,000 and $13,805,000, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2015 and 2014, were $13,186,000 and $621,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2015 and 2014, were $59,015,000 and $48,969,000, respectively. In fiscal year 2015, the Company paid Ablecom the majority of invoiced dollars between 46 and 74 days of invoice date. For the years ended June 30, 2015, 2014 and 2013, the Company paid $5,851,000, $6,906,000 and $5,076,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $67,261,000 and $64,464,000 at June 30, 2015 and 2014, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. The Management Company had no business operations as of June 30, 2012. In fiscal year 2015, 2014 and 2013, $(11,000), $(6,000) and $13,000 of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the consolidated statements of operations.

Note 10.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

The authorized number of shares that may be issued under the Company's 2006 Equity Incentive Plan (the "2006 Plan") automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and restricted stock units vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. The 2006 Plan is the successor equity incentive plan to the Company's 1998 Stock Option Plan. As of June 30, 2015, the Company had 482,258 authorized shares available for future issuance under the 2006 plan.

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

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on a combination of the Company's peer group and the Company's historical experience.

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

The fair value of stock option grants for the years ended June 30, 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2015	2014	2013
Risk-free interest rate	1.35% - 1.76%	1.53% - 1.90%	0.65% - 0.90%
Expected life	5.40 - 5.44 years	5.49 - 5.58 years	5.03 - 5.15 years
Dividend yield	—%	—%	—%
Volatility	46.93% - 49.31%	43.48% - 50.07%	51.27% - 51.76%
Weighted-average fair value	$12.72	$7.23	$4.53

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2015, 2014 and 2013 (in thousands):

	Years Ended June 30,
	2015	2014	2013
Cost of sales	$901	$941	$953
Research and development	8,643	6,783	6,527
Sales and marketing	1,553	1,260	1,541
General and administrative	2,602	2,078	2,340
Stock-based compensation expense before taxes	13,699	11,062	11,361
Income tax impact	(3,791)	(2,426)	(548)
Stock-based compensation expense, net	$9,908	$8,636	$10,813

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $11,157,000, $7,041,000 and $1,734,000 of excess tax benefits recorded in additional paid-in capital in the years ended June 30, 2015, 2014 and 2013, respectively. The Company had excess tax benefits classified as cash from financing activities of $8,089,000, $2,992,000 and $865,000 in the year ended June 30, 2015, 2014 and 2013, respectively, for options issued since July 1, 2006.

As of June 30, 2015, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted to employees and non-employee directors was $30,203,000, which will be recognized over a weighted-average vesting period of approximately 2.32 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes stock option activity during the years ended June 30, 2015, 2014 and 2013 under all stock option plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2012 (7,410,152 shares exercisable at weighted average exercise price of $8.25 per share)	11,302,228	$10.36
Granted (weighted average fair value of $4.53)	1,952,270	11.83
Exercised	(612,034)	3.01
Forfeited	(436,286)	14.01
Balance as of June 30, 2013 (8,731,818 shares exercisable at weighted average exercise price of $9.66 per share)	12,206,178	10.83
Granted (weighted average fair value of $7.23)	1,808,006	15.87
Exercised	(2,863,878)	8.36
Forfeited	(244,704)	14.25
Balance as of June 30, 2014 (7,558,631 shares exercisable at weighted average exercise price of $11.05 per share)	10,905,602	12.24
Granted (weighted average fair value of $12.72)	1,093,920	28.28
Exercised	(2,124,401)	10.99
Forfeited	(172,278)	18.68
Balance as of June 30, 2015	9,702,843	$14.21	5.93	$150,746
Options vested and expected to vest at June 30, 2015	9,531,602	$14.04	5.87	$149,539
Options vested and exercisable at June 30, 2015	7,208,475	$12.24	5.04	$124,991

The total pretax intrinsic value of options exercised during the years ended June 30, 2015, 2014 and 2013 was $48,077,000, $30,165,000 and $4,614,000, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of June 30, 2015, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$3.25 - 7.46	1,014,562	3.14	$5.79	1,014,562	$5.79
7.91 - 9.24	1,193,314	4.10	8.51	1,083,090	8.44
9.72 - 10.66	1,363,849	4.81	10.38	1,157,004	10.44
10.68 - 12.50	1,027,794	6.35	11.79	802,857	11.72
12.68 - 13.89	1,006,396	4.39	13.51	1,003,144	13.51
14.23 - 15.22	975,057	7.40	14.68	628,936	14.89
15.54 - 17.96	986,861	7.34	17.46	643,547	17.32
18.59 - 20.70	1,113,157	7.14	19.19	737,161	19.12
21.86 - 37.06	986,353	9.30	28.10	138,174	25.88
39.19	35,500	9.62	39.19	—	—
$3.25 - $39.19	9,702,843	5.93	$14.21	7,208,475	$12.24

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

The following table summarizes restricted stock unit activity during the year ended June 30, 2015 under the 2006 Plan:

	Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2014	—	$—
Granted	374,720	$35.82
Vested	(14,685)	$35.23
Forfeited	(56,711)	$34.90
Balance as of June 30, 2015	303,324	$36.02	$8,972

The total pretax intrinsic value of restricted stock units vested was $486,000 for the year ended June 30, 2015. In fiscal year 2015, upon vesting, 14,685 shares of restricted stock units were partially net share-settled such that the Company withheld 5,278 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $175,000 during the year ended June 30, 2015 and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2006 Plan, shares withheld in connection with net-share settlements are returned to the 2006 Plan and are available for future grants under the 2006 Plan.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over five years. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the award. 898,205 shares were vested as of June 30, 2015 and 2014.

Restricted Stock Award Activity

The following table summarizes the Company’s restricted stock award activity for the years ended June 30, 2015, 2014 and 2013:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at June 30, 2012	362,782	$10.72
Granted	—	—
Vested	(183,141)	10.79
Forfeited	—	—
Nonvested stock at June 30, 2013	179,641	10.66
Granted	3,500	14.23
Vested	(183,141)	10.73
Forfeited	—	—
Nonvested stock at June 30, 2014	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested stock at June 30, 2015	—	$—

The Company had no restricted stock award activity for the year ended June 30, 2015. The total pretax intrinsic value of restricted stock awards vested was $1,965,000 and $2,225,000 for the years ended June 30, 2014 and 2013, respectively. In fiscal years 2014 and 2013, upon vesting, 183,141 and 183,141 shares of restricted stock awards were partially net share-settled such that the Company withheld 51,583 and 85,091 shares, respectively, with value equivalent to an officer's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities were $681,000 and $1,034,000 in fiscal years 2014 and 2013, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. There are no unvested restricted stock awards at June 30, 2015 and 2014.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.        Income Taxes

The components of income before income tax provision for the years ended June 30, 2015, 2014 and 2013 are as follows (in thousands):

	Years Ended June 30,
	2015	2014	2013
United States	$118,083	$66,152	$14,102
Foreign	27,813	13,442	12,494
Income before income tax provision	$145,896	$79,594	$26,596

The income tax provision for the years ended June 30, 2015, 2014 and 2013, consists of the following (in thousands):

	Years Ended June 30,
	2015	2014	2013
Current:
Federal	$33,496	$20,102	$7,904
State	1,980	624	684
Foreign	10,960	5,252	3,806
	46,436	25,978	12,394
Deferred:
Federal	(1,989)	122	(5,984)
State	70	(472)	(1,093)
Foreign	(484)	(191)	—
	(2,403)	(541)	(7,077)
Income tax provision	$44,033	$25,437	$5,317

The Company’s net deferred tax assets as of June 30, 2015 and 2014, consist of the following (in thousands):

	June 30,
	2015	2014
Warranty accrual	$2,493	$2,459
Marketing fund accrual	1,163	938
Inventory valuation	10,158	9,472
Stock-based compensation	4,800	4,114
Research and development credit	—	1,938
Accrued vacation and bonus	1,230	1,296
Payable to foreign subsidiaries	1,716	1,922
Other	1,428	1,501
Total deferred income tax assets	22,988	23,640
Deferred tax liabilities-depreciation and other	(628)	(644)
Deferred income tax assets-net	$22,360	$22,996

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative undistributed earnings of our foreign subsidiaries of $40,886,000 at June 30, 2015 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Income tax benefits resulting from stock option transactions of $11,157,000, $7,041,000 and $1,734,000 were credited to stockholders’ equity in the years ended June 30, 2015, 2014 and 2013, respectively.

The following is a reconciliation for the years ended June 30, 2015, 2014 and 2013, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2015	2014	2013
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	3.0	3.3	3.8
Foreign tax rate differences	(3.0)	(2.5)	(6.7)
Research and development tax credit	(3.4)	(4.0)	(14.4)
Qualified production activity deduction	(1.3)	(1.8)	(2.9)
Stock based compensation	2.2	4.5	13.5
Uncertain tax positions	(0.7)	(2.1)	(11.0)
Subpart F income inclusion	(2.9)	(3.9)	(3.8)
Foreign withholding tax	3.0	4.1	5.5
Federal tax return to provision adjustment	0.2	(0.7)	(3.9)
Other	(1.9)	0.1	4.9
Effective tax rate	30.2%	32.0%	20.0%

As of June 30, 2015, the Company had state research and development tax credit carryforwards of $10,199,000. The state research and development tax credits will carryforward indefinitely to offset future state income taxes. $6,197,000 of the state research and development tax credit carryforwards were attributable to excess tax deductions from stock option exercises, and were not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2012	$8,025
Gross increases:
For current year’s tax positions	2,044
For prior years’ tax positions	490
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(2,470)
For prior year' tax positions	—
Balance at June 30, 2013	8,089
Gross increases:
For current year’s tax positions	3,120
For prior years’ tax positions	132
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(1,726)
For prior years’ tax positions	—
Balance at June 30, 2014	9,615
Gross increases:
For current year’s tax positions	3,855
For prior years’ tax positions	793
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(971)
For prior years’ tax positions	—
Balance at June 30, 2015	$13,292
__________________________

*	excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $10,971,000 and $8,168,000 as of June 30, 2015 and 2014, respectively.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of operations. As of June 30, 2015 and 2014, the Company had accrued $898,000 and $818,000 for the payment of interest and penalties relating to unrecognized tax benefits, respectively. During fiscal year 2015, 2014 and 2013, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. In August 2015, the Company scheduled a meeting with the Internal Revenue Service to commence a pre-examination of the federal income tax returns for tax years 2013 and 2014. The Company does not expect a resolution to be reached during the next twelve months. While management believes that the Company has adequately provided reserves for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. The federal statute of limitations remain open in general for tax years 2012 through 2015. The state statute of limitations remain open in general for tax years 2010 through 2015. The statute of limitations in major foreign jurisdictions remain open for examination in general for tax years 2008 through 2015. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2017. As of June 30, 2015, these remaining non-cancellable commitments were $378,341,000 compared to $211,090,000 as of June 30, 2014.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $185,680,000, which will be paid through December 2016. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

Lease Commitments—The Company leases offices and equipment under noncancelable operating leases which expire at various dates through 2025. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	Balance as of
Year ending:	Capital Leases	Operating Leases
June 30, 2016	$200	$4,344
June 30, 2017	194	3,347
June 30, 2018	167	2,840
June 30, 2019	128	2,862
June 30, 2020	27	2,913
Thereafter	—	3,545
Total minimum lease payments	716	$19,851
Less: Amounts representing interest	76
Present value of minimum lease payments	640
Less: Long-term portion	475
Current portion	$165

Rent expense for the years ended June 30, 2015, 2014 and 2013, was $3,729,000, $3,477,000 and $3,345,000, respectively.

Note 13.        Retirement Plan

The Company sponsors a 401(k) savings plan for eligible U.S. employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2015, 2014 and 2013.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a defined contribution plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by the Company. For the years ended June 30, 2015, 2014 and 2013, the Company’s matching contribution was $200,000, $198,000 and $133,000, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains a defined benefit pension plan of Super Micro Computer, Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. Plan assets of the funded defined benefit pension plan are deposited into a government-managed account in which the Company has no control over investment strategy. For the years ended June 30, 2015, 2014 and 2013, the Company’s contribution was $862,000, $740,000 and $660,000, respectively.

Note 14.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the years ended June 30, 2015, 2014 and 2013, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2015	2014	2013
Net sales:
United States	$1,160,651	$809,250	$629,869
Europe	378,323	316,760	265,635
Asia	326,912	299,403	237,798
Other	125,269	41,789	29,259
	$1,991,155	$1,467,202	$1,162,561

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	June 30,
	2015	2014	2013
Long-lived assets:
United States	$124,292	$94,119	$61,976
Asia	37,695	36,123	33,500
Europe	1,051	347	436
	$163,038	$130,589	$95,912

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2015		2014		2013
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$1,213,608	60.9%	$740,789	50.5%	$501,868	43.2%
Subsystems and accessories	777,547	39.1%	726,413	49.5%	660,693	56.8%
Total	$1,991,155	100.0%	$1,467,202	100.0%	$1,162,561	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. One customer represented 10.1% of the Company's total net sales in fiscal year 2015 and no customer represented greater than 10% of the Company’s total net sales for the years ended June 30, 2014 and 2013. No country other than the United States represent greater than 10% of the Company’s total net sales for any of the years ended June 30, 2015, 2014 and 2013. No customer accounted for 10% or more of the Company's accounts receivable as of June 30, 2015 and 2014.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.        Quarterly Financial Data (Unaudited)

The following table presents the Company’s unaudited consolidated quarterly financial data. This information has been prepared on a basis consistent with that of the audited consolidated financial statements. The Company believes that all necessary adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Three Months Ended
	Sep. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	Jun. 30, 2015
	(In thousands, except per share data)
Net sales	$443,322	$503,014	$471,225	$573,594
Gross profit	$69,193	$84,452	$76,820	$89,766
Net income	$20,863	$31,242	$23,056	$26,702
Net income per common share:
Basic	$0.46	$0.68	$0.49	$0.56
Diluted	$0.42	$0.61	$0.44	$0.51

	Three Months Ended
	Sep. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	Jun. 30, 2014
	(In thousands, except per share data)
Net sales	$309,016	$356,362	$373,755	$428,069
Gross profit	$46,792	$55,092	$57,264	$66,397
Net income	$7,699	$13,335	$16,574	$16,549
Net income per common share:
Basic	$0.18	$0.31	$0.38	$0.37
Diluted	$0.17	$0.30	$0.35	$0.34

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2015 of the Company and our report dated September 10, 2015 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to significant related party transactions.

/s/ Deloitte & Touche LLP
San Jose, California
September 10, 2015

Item 9B.    Other Information

None.
PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

Our executive officers and directors and their ages and their positions as of August 20, 2015, are as follows:

Name	Age	Position(s)
Charles Liang	57	President, Chief Executive Officer and Chairman of the Board
Howard Hideshima	56	Senior Vice President, Chief Financial Officer
Phidias Chou	57	Senior Vice President, Worldwide Sales
Yih-Shyan (Wally) Liaw	60	Senior Vice President of International Sales, Corporate Secretary and Director
Chiu-Chu (Sara) Liu Liang	53	Senior Vice President of Operations, Treasurer and Director
Laura Black(1)(4)	53	Director
Michael McAndrews(1)(4)	62	Director
Hwei-Ming (Fred) Tsai(1)(2)(3)(4)	59	Director
Sherman Tuan(2)(3)(4)	61	Director
__________________________

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Michael S. McAndrews has been a member of our board of directors since February 2015. Mr. McAndrews has served as a Principal of Abbott, Stringham & Lynch, an accounting firm serving the Silicon Valley, since September 2013. From June 2002 to June 2013, he served as a Partner at PricewaterhouseCoopers LLP, a multinational professional services network, where he provided tax planning and consulting services to multinational public companies, private companies and their owners and emerging businesses in a variety of industries including high-technology, manufacturing, food processing and wholesale/retail distribution. From November 1979 to June 2002, he worked for Arthur Andersen and Company, a global professional services firm. He served as Partner from 1993 to 2002 where he focused primarily on providing tax planning and compliance services to high technology companies ranging in size from start-ups to large multinational public companies. Mr. McAndrews is a certified public accountant with an active license in California and holds a Bachelor of Science in Commerce, Accounting degree from Santa Clara University. Our Governance Committee concluded that Mr. McAndrews should serve on the Board based on his skills, experience, his financial literacy and his familiarity with technology businesses.

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
The current composition of the board is:

Class I Directors (terms expiring at the 2016 annual meeting)	Charles Liang Sherman Tuan
Class II Directors (terms expiring at the 2017 annual meeting)	Yih-Shyan (Wally) Liaw Laura Black Michael S. McAndrews
Class III Directors (terms expiring at the 2015 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

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

Director Independence

The rules of NASDAQ generally require that a majority of the members of a listed company's board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company's audit, compensation, and nominating and corporate governance committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the listing requirements of The NASDAQ Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of The NASDAQ Stock Market.

The board affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in applicable NASDAQ listing standards. Our director independence standards are set forth in our “Corporate Governance Guidelines” available at the website noted above.

Based on these standards, our board of directors has determined that four of its current seven members, Hwei-Ming (Fred) Tsai, Laura Black, Michael S. McAndrews and Sherman Tuan, are "independent directors" under the applicable rules and regulations of the SEC and the listing requirements and rules of The NASDAQ Stock Market.

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend our annual meeting of stockholders. Five of our directors attended our annual meeting of stockholders held during fiscal 2015. The board of directors held four meetings during fiscal year 2015, each of which were regularly scheduled meetings. The board of directors also acted by written consent one time during fiscal year 2015. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2015.

Board Leadership Structure

Our Chairman, Charles Liang, is also our CEO. The Board and our Nominating and Corporate Governance Committee (the "Governance Committee") believe that it is appropriate for Mr. Liang to serve as both the CEO and Chairman due to the relatively small size of our Board, and the fact that Mr. Liang is the founder of the Company with extensive experience in our industry. The Company does not currently have a lead independent director.

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

Our management with oversight from our compensation committee (the "Compensation Committee"), has reviewed its compensation policies and practices with respect to risk-taking incentives and risk management, and does not believe that potential risks arising from its compensation polices or practices are reasonably likely to have a material adverse effect on the Company.

Committees of the Board of Directors

The board has three standing committees to facilitate and assist the board of directors in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Governance Committee. In accordance with applicable NASDAQ listing standards, each of these committees is comprised solely of non-employee, independent directors. The charter for each committee is available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance”. The charter of each committee also is available in print to any stockholder who requests it. The following table sets forth the current members of each of the standing board committees:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Laura Black (1)	Sherman Tuan(1)	Hwei-Ming (Fred) Tsai(1)
Michael S. McAndrews	Hwei-Ming (Fred) Tsai	Sherman Tuan
Hwei-Ming (Fred) Tsai

__________________________

(1)	Committee Chairperson

Audit Committee

The Audit Committee has three members. The Audit Committee met six times in fiscal year 2015, four of which were regularly scheduled quarterly meetings and two of which were special meetings. Our board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing standards of NASDAQ and the rules of the SEC. Our board of directors has also determined that each member of our Audit Committee is an “audit committee financial expert” as defined under applicable SEC rules.

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

•
Establishes and oversees procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters and oversees enforcement, compliance and remedial measures under our Code of Business Conduct and Ethics; and

•	Reviews and evaluates, at least annually, the adequacy of the audit committee charter and recommend any proposed changes to the board of directors for approval.

Compensation Committee

The Compensation Committee has two members and met four times in fiscal year 2015. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing standards of NASDAQ.

As outlined more specifically in the Compensation Committee charter, the Compensation Committee has, among other duties, the following responsibilities:

•
Periodically reviews and advises our board concerning the Company's overall compensation philosophy, policies and plans, including a review of both regional and industry compensation practices and trends;

•	Reviews and approves corporate goals and objectives relevant to compensation of the chief executive officer and other executive officers;

•	Evaluates the performance of the chief executive officer and other executive officers in light of those goals and objectives;

•	Reviews and approves the compensation of the chief executive officer and other executive officers;

•	Administers the issuance of restricted stock grants, stock options and other awards to executive officers and directors under our stock plans; and

•
Reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter and the adequacy of the compensation committee charter.

Nominating and Corporate Governance Committee

The Governance Committee has two members and met five times in fiscal year 2015. The Governance Committee is comprised solely of non-employee directors. Our board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing standards of NASDAQ.

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•	Identifies individuals qualified to become directors;

•	Recommends to our board of directors director nominees for each election of directors;

•	Develops and recommends to our board of directors criteria for selecting qualified director candidates;

•	Considers committee member qualifications, appointment and removal;

•	Recommends corporate governance guidelines applicable to us;

•	Provides oversight in the evaluation of our board of directors and each committee;

•	Coordinates and reviews board and committee charters for consistency and adequacy under applicable rules, and make recommendations to the board for any proposed changes; and

•	Periodically reviews scope of responsibilities of the Governance Committee and the committee's performance of its duties.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal year 2015, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2015 transactions in our common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2015, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year, other than one late report made by each of Howard Hideshima and Michael S. McAndrews in each case with respect to one transaction.

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

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of Charles Liang, our President and Chief Executive Officer, and Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by one or more of Mr. Liang, Mr. Hideshima and Robert Aeschliman, our General Counsel. However, Messrs. Liang and Hideshima do not attend the portion of meetings during which their own performance or compensation is being discussed. Mr. Liang, Mr. Hideshima and Mr. Aeschliman support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In May 2014, as part of making an overall assessment of each individual’s role and performance, and structuring our compensation programs for fiscal year 2015, the Compensation Committee reviewed recommendations of management as well as publicly available peer group compensation data.

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

The Compensation Committee considers various sources of competitive data when determining executive compensation levels, including compensation data from a sampling of public companies and public compensation surveys. For fiscal year 2015, the sample of companies consisted of the following companies:

Brocade Communications Systems, Inc.	NetApp, Inc.
Juniper Networks, Inc.	Riverbed Technology, Inc.
Netgear, Inc.	Silicon Graphics International Corp

In selecting the companies for inclusion in the sample, the following factors were considered: industry, net revenues, operating income and whether the company may compete against us for executive talent. These companies ranged in annual revenue from approximately $447.3 million to $6.3 billion. In addition to gathering data specific to the above listed companies, the Compensation Committee also reviewed public surveys of compensation practices.

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

The Role of Stockholder Say-on-Pay Votes

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

Role of Executive Officers in the Compensation Process

Management provides recommendations to the Compensation Committee on issues such as compensation program design, and evaluations of executive and Company performance. In fiscal year 2015, the Compensation Committee also had access to competitive data collected by management. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our executive officers rests with the Compensation Committee.

In addition, the Company evaluates the use of a compensation consultant each year, but currently does not feel that it is necessary to engage a compensation consultant as part of the Company’s compensation process.

Fiscal Year 2015 Executive Officer Compensation Components

For fiscal year 2015, the principal components of compensation for our executive officers were:

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

Fiscal Year 2015 Executive Officer Compensation

In May 2014, the Compensation Committee met to review the base salaries of our executive officers for fiscal year 2015. In determining base salaries for fiscal year 2015, the Compensation Committee decided to increase the base salary of our executive officers other than the Chief Executive Officer after taking into account the recommendations of our Chief Executive Officer and taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of each position and an annual review of the contribution and experience of each executive officer. For the Chief Executive Officer, the Compensation Committee considered substantially the same sort of information, as well as the size of the Company and the Chief Executive Officer’s stock ownership, and determined to increase the base salary of the Chief Executive Officer. Based upon its review, the Compensation Committee approved increases in base salaries for our executive officers set forth below. The base salary increases were comparable to the average percentage base salary increases granted to our employees generally.

	Principal Position	2014 Base Salary	2015 Base Salary	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$313,173	$331,963	6.0%
Howard Hideshima	Senior Vice President and Chief Financial Officer	$280,956	$300,956	7.1%
Phidias Chou	Senior Vice President, Worldwide Sales	$253,635	$273,635	7.9%
Yih-Shyan (Wally) Liaw	Senior Vice President, International Sales, Corporate Secretary and Director	$202,216	$222,216	9.9%
Chiu-Chu (Sara) Liu Liang	Senior Vice President of Operations, Chief Administration Officer, Treasurer, and Director	$196,505	$216,505	10.2%

Quarterly Bonus. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Compensation Committee. Bonuses are not awarded based upon any specific plan or formula, but are subjectively determined based upon our performance during the quarter and the individual’s contributions. Historically these bonuses have ranged from zero to an amount equal to two weeks of base salary. For fiscal year 2015, approximately one week of base salary was granted to our executive officers.

Equity-Based Incentive Compensation. Stock options are an important component of the total compensation of executive officers. We believe that stock options align the interests of each executive with those of our stockholders. They also provide executive officers a significant, long-term interest in our success and help retain key executive officers in a competitive market for executive talent. Our 2006 Equity Incentive Plan authorizes the Compensation Committee to grant stock options to executive officers. The number of shares owned by, or subject to options held by, each executive officer is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance of the executive and the relative holdings of other executive officers. The option grants generally utilize four-year vesting periods to encourage executive officers to continue contributing to us, and they generally expire no later than ten years from the date of grant.

In fiscal year 2015, the Compensation Committee approved grants of additional options to Mr. Liang and Mr. Hideshima, as part of the Compensation Committee’s review of all employee grant levels.

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

We have endeavored to structure the performance-based incentive elements of executive compensation to meet the requirements for deductibility under Section 162(m). The Committee does not believe that compensation decisions should be constrained by how much compensation is deductible for federal tax purposes. Accordingly, the Committee is not limited to paying compensation under plans that are qualified under Section 162(m) and the Committee's ability to retain flexibility in this regard may, in certain circumstance, outweigh the advantages of qualifying all compensation as deductible under Section 162(m).

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

Sherman Tuan, Chair
Hwei-Ming (Fred) Tsai

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended 2015, 2014 and 2013 by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly-compensated executive officers. We refer to these officers as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Charles Liang	2015	$331,963	$7,607	$—	$2,607,616	$—	$—	$35,565	$2,982,751
President, Chief Executive Officer and Chairman of the Board	2014	312,793	—	—	—	—	—	17,505	330,298
	2013	303,682	—	—	633,652	—	—	17,267	954,601

Howard Hideshima	2015	300,956	6,990	—	403,580	—	—	14,860	726,386
Senior Vice President and Chief Financial Officer	2014	286,173	2,593	—	—	—	—	9,839	298,605
	2013	271,325	—	—	258,090	—	—	5,273	534,688

Phidias Chou	2015	273,635	6,446	—	—	—	—	26,643	306,724
Senior Vice President, Worldwide Sales	2014	257,396	2,341	—	225,577	—	—	14,042	499,356
	2013	243,501	—	—	—	—	—	11,423	254,924

Yih-Shyan (Wally) Liaw	2015	222,216	5,422	—	—	—	—	25,055	252,693
Senior Vice President, International Sales, Corporate Secretary and Director	2014	206,122	1,867	—	202,899	—	—	11,196	422,084
	2013	194,070	—	—	—	—	—	10,930	205,000

Chiu-Chu (Sara) Liu Liang	2015	216,505	5,309	—	—	—	—	14,041	235,855
Senior Vice President of Operations, Treasurer and Director	2014	200,357	1,814	—	174,800	—	—	5,806	382,777
	2013	188,723	—	—	—	—	—	7,315	196,038

__________________________

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers.

(2)
The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2015 included in our Annual Report on Form 10-K.

(3)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.

(4)	Amount reflects vacation and sick pay.

Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2015 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Charles Liang	1/19/2015	—	—	—	—	166,750	(2)	$35.07	$2,607,616
Howard Hideshima	8/4/2014	—	—	—	—	7,260	(3)	26.75	86,176
Howard Hideshima	8/4/2014	—	—	—	—	26,740	(4)	26.75	317,404

__________________________

(1)	Represents the fair value of each stock option and award as of the date of grant, computed in accordance with ASC Topic 718.

(2)	These non-qualified stock options vest at the rate of 25% on November 1, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2018.

(3)	These incentive stock options vest at the rate of 25% on May 8, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2018.

(4)	These non-qualified stock options vest at the rate of 25% on May 8, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2018.

Outstanding Equity Awards at Fiscal Year-End 2015

The following table provides information concerning the outstanding equity-based awards as of June 30, 2015, and the option exercise price and expiration dates for each award, held by each of our named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Charles Liang	720,000	(1)	—		$10.66	3/4/2019
	132,000	(2)	—		$18.59	4/25/2021
	144,537	(3)	86,723	(3)	$20.70	1/21/2023
	—		166,750	(4)	$35.07	1/19/2025
Howard Hideshima	19,198	(5)	—		$13.89	11/17/2016
	62,052	(5)	—		$13.89	11/17/2016
	22,500	(6)	—		$10.19	4/26/2017
	56,614	(7)	—		$13.61	8/2/2020
	10,886	(7)	—		$13.61	8/2/2020
	28,357	(8)	9,453	(8)	$12.50	8/6/2022
	6,517	(8)	2,173	(8)	$12.50	8/6/2022
	6,685	(9)	20,055	(9)	$26.75	8/4/2024
	1,815	(9)	5,445	(9)	$26.75	8/4/2024
Phidias Chou	5,000	(10)	—		$3.25	9/30/2015
	22,500	(11)	—		$5.53	4/29/2019
	31,030	(12)	—		$8.36	10/26/2019
	18,970	(12)	—		$8.36	10/26/2019
	30,796	(13)	2,054	(13)	$15.22	10/24/2021
	5,765	(13)	385	(13)	$15.22	10/24/2021
	7,536	(14)	9,691	(14)	$14.23	10/21/2023
	7,337	(14)	9,436	(14)	$14.23	10/21/2023
Yih-Shyan (Wally) Liaw	30,635	(15)	—		$7.46	4/28/2018
	30,275	(15)	—		$7.46	4/28/2018
	10,079	(16)	—		$13.61	8/2/2020
	7,671	(16)	—		$13.61	8/2/2020
	14,878	(17)	3,435	(17)	$17.29	4/23/2022
	7,058	(17)	1,629	(17)	$17.29	4/23/2022
	4,830	(18)	10,628	(18)	$18.93	4/21/2024
	2,356	(18)	5,186	(18)	$18.93	4/21/2024
Chiu-Chu (Sara) Liu Liang	20,300	(11)	—		$5.53	4/29/2019
	19,615	(19)	—		$11.81	1/25/2020
	20,985	(19)	—		$11.81	1/25/2020
	25,375	(20)	3,625	(20)	$17.09	1/23/2022
	8,625	(21)	14,375	(21)	$17.96	1/20/2024

__________________________

(1)	Options vested at the rate of 25% on November 1, 2009 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2012.

(2)	Options vested at the rate of 25% on April 25, 2012 and 1/16th per quarter thereafter, such that the shares were fully vested on April 25, 2015.

(3)	Options vested at the rate of 25% on November 1, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2016.

(4)	Options vest at the rate of 25% on November 1, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2018.

(5)	Options vested at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2010.

(6)	Options vested at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares were fully vested on April 26, 2011.

(7)	Options vested at the rate of 25% on May 8, 2011 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2014.

(8)	Options vested at the rate of 25% on May 7, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 7, 2016.

(9)	Options vested at the rate of 25% on May 8, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2018.

(10)	Options vested at the rate of 25% on July 1, 2006 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2009.

(11)	Options vested at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on April 29, 2013.

(12)	Options vested at the rate of 25% on July 1, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2013.

(13)	Options vested at the rate of 25% on July 1, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on July 1, 2015.

(14)	Options vested at the rate of 25% on September 13, 2014 and 1/16th per quarter thereafter, such that the shares will be fully vested on September 13, 2017.

(15)	Options vested at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2012.

(16)	Options vested at the rate of 25% on August 2, 2011 and 1/16th per quarter thereafter, such that the shares were fully vested on August 2, 2014.

(17)	Options vested at the rate of 25% on March 29, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 29, 2016.

(18)	Options vested at the rate of 25% on March 30, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 30, 2018.

(19)	Options vested at the rate of 25% on December 12, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on December 12, 2013.

(20)	Options vested at the rate of 25% on December 12, 2012 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2015.

(21)	Options vested at the rate of 25% on December 14, 2014 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 14, 2017.

Option Exercises and Stock Vested During Fiscal Year 2015

The following table sets forth the dollar amounts realized pursuant to the exercise or vesting of equity-based awards by our named executive officers during fiscal year 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	150,000	$4,541,993	—	$—
Howard Hideshima	58,750	$1,216,897	—	$—
Phidias Chou	4,000	$129,454	—	$—
Yih-Shyan (Wally) Liaw	—	$—	—	$—
Chiu-Chu (Sara) Liu Liang	64,800	$2,272,769	—	$—

__________________________

(1)	Based on the difference between the closing price of our common stock on the date of exercise and the exercise price.

(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

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

The following table shows for the fiscal year ended June 30, 2015 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Laura Black	$65,000	—	$130,659	—	—	—	$195,659
Michael McAndrews	$21,250	—	$313,560	—	—	—	$334,810
Hwei-Ming (Fred) Tsai	$50,000	—	$87,100	—	—	—	$137,100
Sherman Tuan	$47,500	—	$87,100	—	—	—	$134,600

__________________________

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2015.

(2)
The dollar amount in this column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2015 included in our Annual Report on Form 10-K.

The table below sets forth the aggregate number of option awards held by our non-employee directors as of June 30, 2015.

Name	Option Awards
Laura Black	16,500
Michael McAndrews	18,000
Hwei-Ming (Fred) Tsai	55,000
Sherman Tuan	59,500

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 20, 2015 by:

•	each of the named executive officers;

•	each of our directors;

•	all directors and executive officers as a group; and

•	all person known to us beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	8,890,675	18.3%
Howard Hideshima(5)	219,654	*
Phidias Chou(5)	132,499	*
Chiu-Chu (Sara) Liang(6)	8,890,675	18.3%
Yih-Shyan (Wally) Liaw(7)	2,265,741	4.8%
Laura Black(5)	5,625	*
Michael S. McAndrews	—	*
Hwei-Ming (Fred) Tsai(8)	321,000	*
Sherman Tuan(5)	54,500	*
All directors and executive officers as a group (9 persons)(9)	11,889,694	24.2%
5% Holders Not Listed Above:
BlackRock, Inc.(10)	2,968,876	6.2%
FMR LLC(11)	3,369,080	7.1%
The Vanguard Group(12)	2,934,226	6.2%
__________________________

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock

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

(3)
Calculated on the basis of 47,521,065 shares of common stock outstanding as of August 20, 2015, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after August 20, 2015 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.

(4)
Includes 1,010,991 shares issuable upon the exercise of options exercisable within 60 days after August 20, 2015. Also includes 2,283,622 shares jointly held by Mr. Liang and his spouse, 1,703,468 shares of which are pledged as security for a personal credit line, 850,000 shares held by Mr. Liang which are pledged as security for a personal credit line, 15,000 shares held by Green Earth Charitable Trust, for which Mrs. Liang serves as trustee, 12,200 shares held by Mr. Liang’s children, for which Mrs. Liang serves as custodian, 495,620 shares held directly by Mrs. Liang and 98,149 shares issuable upon the exercise of options held by Mrs. Liang and exercisable within 60 days after August 20, 2015. See footnote 6.

(5)	Consists of shares issuable upon the exercise of options exercisable within 60 days after August 20, 2015.

(6)
Includes 98,149 shares issuable upon the exercise of options exercisable within 60 days after August 20, 2015. Also includes 2,283,622 shares jointly held by Mr. Liang and his spouse, 1,703,468 shares of which are pledged as security for a personal credit line, 15,000 shares held by Green Earth Charitable Trust, 12,200 shares held by Mrs. Liang’s children, for which Mrs. Liang serves as custodian, 4,975,093 shares held by Charles Liang, Mrs. Liang’s spouse, 850,000 shares of which are pledged as security for a personal credit line, and 1,010,991 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after August 20, 2015. See footnote 4.

(7)
Includes 110,907 shares issuable upon the exercise of options exercisable within 60 days after August 20, 2015. 2,056,416 shares held by Liaw Family Trust, for which Mr. Liaw and his spouse serve as trustees, 17,760 shares held by Mr. Liaw’s daughters, 68,177 shares held by Mrs. Liaw, and 12,481 shares issuable upon the exercise of options granted to Mrs. Liaw, exercisable within 60 days after August 20, 2015.

(8)	Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days after August 20, 2015.

(9)	Includes 1,694,806 shares issuable upon the exercise of options exercisable within 60 days after August 20, 2015.

(10)
The information with respect to the holdings of entities affiliated with BlackRock, Inc. ("BlackRock") is based solely on Schedule 13G/A filed on January 29, 2015 by BlackRock. BlackRock has the sole power to vote or to direct the vote of 2,893,504 of such shares. BlackRock has the sole power to dispose or to direct the disposition of all of such shares. The address for BlackRock is 55 East 52nd Street, New York, New York 10022.

(11)
The information with respect to the holdings of FMR LLC ("FMR") is based solely on Schedule 13G filed May 11, 2015 by FMR. FMR has the sole power to dispose or to direct the disposition of all of such shares. The address for FMR is 245 Summer Street, Boston, Massachusetts 02210.

(12)
The information with respect to the holdings of entities affiliated with The Vanguard Group ("Vanguard") is based solely on Schedule 13G filed February 11, 2015 by Vanguard. Vanguard has the sold power to vote or to direct the vote of 43,943 of such shares. Vanguard has the sole power to dispose or to direct the disposition of 2,893,883 of such shares and shared power to dispose or to direct the disposition of 40,343 of such shares. The address for Vanguard is 100 Vanguard Blvd, Malvern, Pennsylvania 19355.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any options under the 1998 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2015:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)(3)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	10,006,167	$14.21	482,258	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	10,006,167	$14.21	482,258
__________________________

(1)
This number includes 9,702,843 shares subject to outstanding options and 303,324 shares subject to outstanding RSU awards. The number of shares that are reserved for issuance under the 2006 Equity Incentive Plan are automatically increased on July 1 of each year through 2016 by a number of shares equal to the smaller of (a) 3% of our outstanding shares as of the close of business on the immediately preceding June 30 or (b) a lesser amount determined by the board of directors.

(2)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(3)	The weighted-average remaining contractual term of our outstanding options as of June 30, 2015 was 2.21 years.

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

Stock Option Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option grants to our directors and named executive officers in fiscal year 2015.

Transactions with Ablecom Technology Inc.

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of our major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the board of directors, and owns approximately 0.6% of our common stock. Charles Liang served as a Director of Ablecom during our fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of ours, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 36.0% and 35.9% of Ablecom at June 30, 2015 and 2014, respectively.

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

Ablecom’s net sales to us and its net sales of our products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2015, 2014 and 2013, we purchased products from Ablecom totaling $227,562,000, $201,848,000 and

$179,735,000, respectively. For fiscal year 2015, 2014 and 2013, we sold products to Ablecom totaling $58,013,000, $14,576,000 and $13,805,000, respectively.

Amounts owed to us by Ablecom as of June 30, 2015 and 2014, were $13,186,000 and $621,000, respectively. Amounts owed to Ablecom by us as of June 30, 2015 and 2014, were $59,015,000 and $48,969,000, respectively. In fiscal year 2015, we have paid Ablecom the majority of invoiced dollars between 46 and 74 days of invoice. For the years ended June 30, 2015, 2014 and 2013, we paid $5,851,000, $6,906,000 and $5,076,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

Our exposure to loss as a result of our involvement with Ablecom is limited to (a) potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to us. Outstanding purchase orders with Ablecom were $67,261,000 and $64,464,000 at June 30, 2015 and 2014, respectively, representing the maximum exposure to loss relating to (a) above. We do not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, we and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of us, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. The Management Company had no business operations as of June 30, 2012. In fiscal year 2015, 2014 and 2013, $(11,000), $(6,000) and $13,000 of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the consolidated statements of operations.

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2015.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below during the fiscal years 2015 and 2014. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved 100% of the services described below.

	Fiscal Year Ended 6/30/15	Fiscal Year Ended 6/30/14
Audit Fees(1)	$1,797,000	$1,501,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,797,000	$1,501,000

__________________________

(1)
Audit fees consist of the aggregate fees for professional services rendered for the audit of our fiscal years 2015 and 2014 consolidated financial statements, review of interim consolidated financial statements and certain statutory audits.

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

SUPER MICRO COMPUTER, INC.

Date:	September 10, 2015	/s/ CHARLES LIANG
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

Signature	Title	Date
/s/ CHARLES LIANG	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 10, 2015
Charles Liang
/s/ HOWARD HIDESHIMA	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2015
Howard Hideshima
/s/ YIH-SHYAN (WALLY) LIAW	Senior Vice President of International Sales, Corporate Secretary and Director	September 10, 2015
Yih-Shyan (Wally) Liaw
/s/ CHIU-CHU (SARA) LIU LIANG	Senior Vice President of Operations, Treasurer and Director	September 10, 2015
Chiu-Chu (Sara) Liu Liang
/s/ LAURA BLACK	Director	September 10, 2015
Laura Black
/s/ MICHAEL S. MCANDREWS	Director	September 10, 2015
Michael S. McAndrews
/s/ HWEI-MING (FRED) TSAI	Director	September 10, 2015
Hwei-Ming (Fred) Tsai
/s/ SHERMAN TUAN	Director	September 10, 2015
Sherman Tuan

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)
3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)
4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)
10.1*	1998 Stock Option Plan, as amended(1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)
10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)
10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)
10.5*	2006 Equity Incentive Plan(1)
10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.9*	Form of directors’ and officers’ Indemnity Agreement(1)
10.10*	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)
10.11*	Offer Letter for Alex Hsu(1)
10.12*	Offer Letter for Howard Hideshima(1)
10.13*	Director Compensation Policy(1)
10.14	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)
10.15*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)
10.16*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)
10.17*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)
10.18	Agreement of Purchase and Sale(3)
10.19*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)
10.20*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Chiu-Chu Liang(5)
10.21*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)
10.22	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California(6)
10.23	Business Loan Agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America(7)
10.24	Amendment No.1 to Loan Agreement, dated August 15, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.25	Amendment No. 2 to Loan Agreement, dated October 4, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.26*	2006 Equity Incentive Plan, as amended(8)
10.27	Purchase and Sale Agreement on Ridder Park Drive, San Jose, California(10)
10.28	Addendum 1 to Purchase and Sale Agreement on Ridder Park Drive, San Jose, California(10)
10.29	Amendment No. 3 to Loan Agreement, dated September 30, 2013 between Super Micro Computer, Inc. and Bank of America(11)
10.30	Summary of Credit Facility, dated November 5, 2013 between Super Micro Computer, Inc. and CTBC Bank (11)
10.31	Extension of Loan Agreement with Bank of America, N.A., dated November 13, 2014(12)
10.32	Summary of Credit Facility, dated December 1, 2014 between Super Micro Computer, Inc. and CTBC Bank (12)
10.33+	Amendment No. 4 to Loan Agreement, dated June 19, 2015 between Super Micro Computer, Inc. and Bank of America
21.1	Subsidiaries of Super Micro Computer, Inc.(13)
23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included in signature pages)
31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
32.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

+	Filed herewith

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

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2011.

(10)	Incorporated by reference to the Company's current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 24, 2013.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2013.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 9, 2015.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 15, 2014.

(14)
The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Management contract, or compensatory plan or arrangement