Form 10-K/A
period 2015-06-30
Super Micro Computer, Inc.
filed 2015-11-16
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-K/A
Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
Super Micro Computer, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended June 30,, 2015, which was originally filed on September 10, 2015 (the “Original Filing”), to amend Item 8 of Part II, "Financial Statements and Supplementary Data" and to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (2) Deloitte & Touche LLP’s related attestation report.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial and accounting officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

PART II

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2015 (November 16, 2015 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (Revised)) expressed an adverse opinion on the Company's internal control over financial reporting due to a material weakness.

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

Item 9A.    Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures (Revised)

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015. However, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, and were not operating at the reasonable assurance level as of June 30, 2015.

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

However, as noted below, we have implemented changes to our internal control over financial reporting to address the material weakness described below.

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

Management’s Report on Internal Control over Financial Reporting (Revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on our evaluation, our management had previously concluded that our internal control over financial reporting was effective as of June 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. However, in November 2015, our management identified an error in the accounting treatment of certain contracts with extended warranty provisions.

Based on the reassessment of the deficiency in the design of our revenue internal controls, we have determined that a material weakness existed in our internal control over financial reporting as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management has identified a deficiency in the design of a control that represents a material weakness in internal control over financial reporting as follows:

We did not have a control in place that is designed to review underlying sales contracts for certain extended warranty to identify additional deliverables provided to customers as a part of sales transactions entered into by us. As a result, certain extended warranty revenue recorded in prior periods did not meet the criteria for revenue recognition and should have been deferred and recorded over the contractual period of the extended warranty.

Because of the material weakness identified, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2015.

Our management analyzed the impact of the revenue misstatements from the identified material weakness and concluded that it did not have a material impact on our previously issued consolidated financial statements. Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in the Original Filing, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K/A.

Remediation

We have put a control in place to ensure that proper extended warranty and any other deliverables in our bill of materials are tracked and related revenue deferrals are recorded. The following steps have been implemented:

•	Initiation of a review of extended warranty and any other deliverables in our bill of materials for all products

•	Increased oversight and monitoring by our management of extended warranty and other deliverables in our bill of materials for any new products

•	Documenting and tracking extended warranty and other deliverables in our contract matrix to ensure proper revenue recognition

Our management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, our management may execute additional measures to address the material weakness or modify the remediation plan described and will continue to review and make necessary changes to the overall design of our internal controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our report dated September 10, 2015, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
The Company had not designed a control to review underlying sales contracts to identify additional deliverables provided to customers as a part of sales transactions entered into by the Company. The deficiency in design resulted in revenue related to extended warranty provisions being recorded at the time of sale of the product instead of recording as deferred revenue and amortizing over the extended warranty term. This deficiency results in a material weakness in the Company’s internal control over financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2015 of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
/s/ Deloitte & Touche LLP
San Jose, California
September 10, 2015 (November 16, 2015 as to the effects of the material weakness)

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

SUPER MICRO COMPUTER, INC.

Date:	November 16, 2015	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ CHARLES LIANG	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 16, 2015
Charles Liang
/s/ HOWARD HIDESHIMA	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	November 16, 2015
Howard Hideshima
*	Senior Vice President of International Sales, Corporate Secretary and Director	November 16, 2015
Yih-Shyan (Wally) Liaw
*	Senior Vice President of Operations, Treasurer and Director	November 16, 2015
Chiu-Chu (Sara) Liu Liang
*	Director	November 16, 2015
Laura Black
*	Director	November 16, 2015
Michael S. McAndrews
*	Director	November 16, 2015
Hwei-Ming (Fred) Tsai
*	Director	November 16, 2015
Sherman Tuan

* By:	/s/ HOWARD HIDESHIMA

Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)
3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)
4.1	Specimen stock certificate for shares of common stock of Super Micro Computer, Inc.(1)
10.1*	1998 Stock Option Plan, as amended(1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)
10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)
10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)
10.5*	2006 Equity Incentive Plan(1)
10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.9*	Form of directors’ and officers’ Indemnity Agreement(1)
10.10*	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)
10.11*	Offer Letter for Alex Hsu(1)
10.12*	Offer Letter for Howard Hideshima(1)
10.13*	Director Compensation Policy(1)
10.14	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)
10.15*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)
10.16*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)
10.17*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)
10.18	Agreement of Purchase and Sale(3)
10.19*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)
10.20*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Chiu-Chu Liang(5)
10.21*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)
10.22	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California(6)
10.23	Business Loan Agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America(7)
10.24	Amendment No.1 to Loan Agreement, dated August 15, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.25	Amendment No. 2 to Loan Agreement, dated October 4, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.26*	2006 Equity Incentive Plan, as amended(8)
10.27	Purchase and Sale Agreement on Ridder Park Drive, San Jose, California(10)
10.28	Addendum 1 to Purchase and Sale Agreement on Ridder Park Drive, San Jose, California(10)
10.29	Amendment No. 3 to Loan Agreement, dated September 30, 2013 between Super Micro Computer, Inc. and Bank of America(11)
10.30	Summary of Credit Facility, dated November 5, 2013 between Super Micro Computer, Inc. and CTBC Bank (11)
10.31	Extension of Loan Agreement with Bank of America, N.A., dated November 13, 2014(12)
10.32	Summary of Credit Facility, dated December 1, 2014 between Super Micro Computer, Inc. and CTBC Bank (12)
10.33	Amendment No. 4 to Loan Agreement, dated June 19, 2015 between Super Micro Computer, Inc. and Bank of America(14)
21.1	Subsidiaries of Super Micro Computer, Inc.(13)
23.1+	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages)(14)
31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)
32.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

+	Filed herewith

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

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2011.

(10)	Incorporated by reference to the Company's current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 24, 2013.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2013.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 9, 2015.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 15, 2014.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 10, 2015.

(15)
The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Management contract, or compensatory plan or arrangement