Form 10-Q
period 2015-09-30
Super Micro Computer, Inc.
filed 2015-11-16
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2015 there were 47,589,491 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

PART I: FINANCIAL INFORMATION

Item 1.
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	September 30,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$110,894	$95,442
Accounts receivable, net of allowances of $1,438 and $1,628 at September 30, 2015 and June 30, 2015, respectively (including amounts receivable from a related party of $11,974 and $13,186 at September 30, 2015 and June 30, 2015, respectively)	297,078	322,594
Inventory	461,371	463,493
Deferred income taxes-current	18,712	17,863
Prepaid income taxes	2,391	7,507
Prepaid expenses and other current assets	7,796	7,516
Total current assets	898,242	914,415
Long-term investments	2,633	2,633
Property, plant and equipment, net	169,149	163,038
Deferred income taxes-noncurrent	5,816	4,497
Other assets	6,147	5,226
Total assets	$1,081,987	$1,089,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $55,886 and $59,015 at September 30, 2015 and June 30, 2015, respectively)	$263,223	$299,774
Accrued liabilities	50,169	46,743
Income taxes payable	11,045	14,111
Short-term debt and current portion of long-term debt	94,574	93,479
Total current liabilities	419,011	454,107
Long-term debt-net of current portion	233	933
Other long-term liabilities	24,629	15,684
Total liabilities	443,873	470,724
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 48,022,874 and 47,873,744 at September 30, 2015 and June 30, 2015, respectively	252,426	247,081
Treasury stock (at cost), 445,028 shares at September 30, 2015 and June 30, 2015	(2,030)	(2,030)
Accumulated other comprehensive loss	(98)	(80)
Retained earnings	387,649	373,950
Total Super Micro Computer, Inc. stockholders’ equity	637,947	618,921
Noncontrolling interest	167	164
Total stockholders’ equity	638,114	619,085
Total liabilities and stockholders’ equity	$1,081,987	$1,089,809

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2015	2014
Net sales (including related party sales of $5,220 and $26,578 in the three months ended September 30, 2015 and 2014, respectively)	$519,618	$443,322
Cost of sales (including related party purchases of $59,261 and $54,403 in the three months ended September 30, 2015 and 2014, respectively)	447,403	374,129
Gross profit	72,215	69,193
Operating expenses:
Research and development	28,326	21,509
Sales and marketing	14,249	11,002
General and administrative	8,200	5,056
Total operating expenses	50,775	37,567
Income from operations	21,440	31,626
Interest and other income, net	87	35
Interest expense	(324)	(196)
Income before income tax provision	21,203	31,465
Income tax provision	7,504	10,602
Net income	$13,699	$20,863
Net income per common share:
Basic	$0.29	$0.46
Diluted	$0.27	$0.42
Weighted-average shares used in calculation of net income per common share:
Basic	47,517	45,473
Diluted	51,352	49,687

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2015	2014
Net income	$13,699	$20,863
Other comprehensive income, net of tax:
Foreign currency translation loss	(18)	(3)
Unrealized gains (loss) on investments	—	—
Total other comprehensive loss	(18)	(3)
Comprehensive income	$13,681	$20,860

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$13,699	$20,863
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,753	1,847
Stock-based compensation expense	3,876	2,980
Excess tax benefits from stock-based compensation	(134)	(705)
Allowance for doubtful accounts	98	(54)
Provision for inventory	1,718	1,660
Exchange gain	(2,007)	(235)
Deferred income taxes	(2,221)	973
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $1,212 and $(1,795) during the three months ended September 30, 2015 and 2014, respectively)	25,418	18,422
Inventory	404	(27,364)
Prepaid expenses and other assets	(1,247)	1,547
Accounts payable (including changes in related party balances of $(3,129) and $(3,824) during the three months ended September 30, 2015 and 2014, respectively)	(37,652)	2,131
Income taxes payable, net	2,966	6,726
Accrued liabilities	3,686	(1,903)
Other long-term liabilities	8,949	158
Net cash provided by operating activities	20,306	27,046
INVESTING ACTIVITIES:
Restricted cash	(3)	10
Purchases of property, plant and equipment	(7,662)	(2,766)
Net cash used in investing activities	(7,665)	(2,756)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	951	4,485
Minimum tax withholding paid on behalf of employees for restricted stock units	(196)	—
Excess tax benefits from stock-based compensation	134	705
Proceeds from debt	4,700	—
Repayment of debt	(2,900)	(8,500)
Payment of obligations under capital leases	(39)	(28)
Payments under receivable financing arrangements	(37)	(4)
Net cash provided by (used in) financing activities	2,613	(3,342)
Effect of exchange rate fluctuations on cash	198	(308)
Net increase in cash and cash equivalents	15,452	20,640
Cash and cash equivalents at beginning of period	95,442	96,872
Cash and cash equivalents at end of period	$110,894	$117,512
Supplemental disclosure of cash flow information:
Cash paid for interest	$298	$202
Cash paid for taxes, net of refunds	$5,736	$3,123
Non-cash investing and financing activities:
Equipment purchased under capital leases	$42	$256
Accrued costs for property, plant and equipment purchases	$5,735	$2,976

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2015 included in its Annual Report on Form 10-K, as filed with the SEC (the “Annual Report”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2016.

The Company consolidates its investment in Super Micro Asia Science and Technology Park, Inc. as it is a variable interest entity and the Company is the primary beneficiary. The noncontrolling interest is presented as a separate component from the Company's equity in the equity section of the condensed consolidated balance sheets. Net income attributable to the noncontrolling interest is not presented separately in the condensed consolidated statements of operations and is included in the general and administrative expenses as the amount is not material for any of the fiscal periods presented.

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

Net Income Per Common Share

The Company's basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a further dilutive effect on net income per share.

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

In April 2015, the FASB issued new accounting guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued new accounting guidance related to presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The new standard clarified that an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new standard is effective for the Company on July 1, 2016. The Company is currently evaluating the effect the guidance will have on the Company's financial statement disclosures, results of operations and financial position.

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

Note 2.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

The authorized number of shares that may be issued under the Company's 2006 Equity Incentive Plan (the "2006 Plan") automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and restricted stock units vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of September 30, 2015, the Company had 1,731,305 authorized shares available for future issuance under the 2006 Plan.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The fair value of stock option grants for the three months ended September 30, 2015 and 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2015	2014
Risk-free interest rate	1.57%	1.76%
Expected life	5.33 years	5.44 years
Dividend yield	—%	—%
Volatility	47.06%	46.93%
Weighted-average fair value	$11.64	$11.75

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,
	2015	2014
Cost of sales	$240	$207
Research and development	2,402	1,896
Sales and marketing	404	365
General and administrative	830	512
Stock-based compensation expense before taxes	3,876	2,980
Income tax impact	(285)	(607)
Stock-based compensation expense, net	$3,591	$2,373

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $714,000 and $915,000 of excess tax benefits recorded in additional paid-in capital in the three months ended September 30, 2015 and 2014, respectively. The Company had excess tax benefits classified as cash from financing activities of $134,000 and $705,000 in the three months ended September 30, 2015 and 2014, respectively, for options issued since July 1, 2006.

As of September 30, 2015, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted to employees and non-employee directors was $30,705,000, which will be recognized over a weighted-average vesting period of approximately 2.27 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Option Activity

The following table summarizes stock option activity during the three months ended September 30, 2015 under all stock option plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2015 (7,208,475 shares exercisable at weighted average exercise price of $12.24 per share)	9,702,843	$14.21
Granted (weighted average fair value of $11.64)	58,650	$26.61
Exercised	(136,163)	$6.99
Forfeited	(10,240)	$20.28
Balance as of September 30, 2015	9,615,090	$14.39	5.74	$126,048
Options vested and expected to vest at September 30, 2015	9,487,502	$14.25	5.70	$125,461
Options vested and exercisable at September 30, 2015	7,462,651	$12.61	4.99	$109,294

The total pretax intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was $2,741,000 and $5,349,000, respectively.

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

The following table summarizes restricted stock unit activity during the three months ended September 30, 2015 under the 2006 Plan:

	Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2015	303,324	$36.02
Granted	154,870	$35.07
Vested	(20,199)	$35.75
Forfeited	(8,883)	$35.38
Balance as of September 30, 2015	429,112	$35.70	$11,698

The total pretax intrinsic value of restricted stock units vested was $547,000 for the three months ended September 30, 2015. In the three months ended September 30, 2015, upon vesting, 20,199 shares of restricted stock units were partially net share-settled such that the Company withheld 7,232 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $196,000 during the three months ended September 30, 2015 and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2006 Plan, shares withheld in connection with net-share settlements are returned to the 2006 Plan and are available for future grants under the 2006 Plan.

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per share for the three months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2015	2014
Numerator:
Net income	$13,699	$20,863

Denominator:
Weighted-average shares outstanding	47,517	45,473
Effect of dilutive securities	3,835	4,214
Weighted-average diluted shares	51,352	49,687

Basic net income per share	$0.29	$0.46
Diluted net income per share	$0.27	$0.42

For the three months ended September 30, 2015 and 2014, the Company had stock options and restricted stock units outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 1,248,000 and 1,135,000 for the three months ended September 30, 2015 and 2014, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventory:

	September 30, 2015	June 30, 2015
Finished goods	$374,045	$384,647
Work in process	42,290	23,214
Purchased parts and raw materials	45,036	55,632
Total inventory	$461,371	$463,493

The Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $1,718,000, and $1,660,000 in the three months ended September 30, 2015 and 2014, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	September 30, 2015	June 30, 2015
Land	$70,454	$63,962
Buildings	71,665	51,959
Building and leasehold improvements	8,735	8,323
Buildings and leasehold improvements construction in progress (1)	2,574	25,572
Machinery and equipment	43,132	40,689
Furniture and fixtures	9,564	7,421
Purchased software	11,223	3,343
Purchased software construction in progress (2)	1,336	8,567
	218,683	209,836
Accumulated depreciation and amortization	(49,534)	(46,798)
Property, plant and equipment, net	$169,149	$163,038

(1) In connection with the purchase of the property located in San Jose, California, the Company engaged several contractors for the development and construction of improvements on the property, which was completed in August 2015. In the three months ended September 30, 2015, the Company also engaged a contractor for the construction of improvements on the leasehold property located in the Netherlands, which was completed in October 2015.
(2) The Company completed its implementation of a new enterprise resource planning, or ERP, system for its U.S. headquarters on July 5, 2015 and has capitalized the costs of the new ERP software and certain expenses associated directly with the development of the ERP system as of July 4, 2015. The Company began to depreciate these costs in the three months ended September 30, 2015. In the three months ended September 30, 2015, the Company also started its implementation of the ERP system for its subsidiaries in Taiwan and the Netherlands and has capitalized the development costs of the ERP system, which is still in progress.

Other Assets:

	September 30, 2015	June 30, 2015
Long-term deferred service costs	$1,704	$1,490
Prepaid royalty license	935	997
Investment in a privately held company	1,411	1,411
Restricted cash	829	840
Others	1,268	488
Total other assets	$6,147	$5,226

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accrued Liabilities:

	September 30, 2015	June 30, 2015
Accrued payroll and related expenses	$13,524	$15,141
Customer deposits	4,611	6,314
Accrued warranty costs	7,545	7,700
Accrued cooperative marketing expenses	6,465	5,690
Deferred service revenue	7,786	4,085
Others	10,238	7,813
Total accrued liabilities	$50,169	$46,743

Product Warranties:

	Three Months Ended September 30,
	2015	2014
Balance, beginning of period	$7,700	$7,083
Provision for warranty	3,866	3,656
Costs charged to accrual	(3,819)	(3,465)
Change in estimated liability for pre-existing warranties	(202)	(197)
Balance, end of period	$7,545	$7,077

Note 5.        Long-term Investments

As of September 30, 2015 and June 30, 2015, the Company held $2,633,000, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AA2 at September 30, 2015 and AA2 at June 30, 2015. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not salable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2015 and June 30, 2015, $2,633,000 of these auction rate securities have been classified as long-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of September 30, 2015 and June 30, 2015. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return. As of September 30, 2015, the discount rate, the time period until redemption and the estimated rate of return were 1.79%, 3 years and 0.40%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined that there was no recovery (loss) in fair value of its auction rate securities during the three months ended September 30, 2015 and 2014. There was a cumulative total decline of $117,000 as of September 30, 2015 and June 30, 2015. That amount has been recorded as a component of other comprehensive

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

income. As of September 30, 2015 and June 30, 2015, the Company has recorded an accumulated unrealized loss of $70,000, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In the three months ended September 30, 2015 and 2014, there were no auction rate securities redeemed or sold.

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of September 30, 2015 and June 30, 2015. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5.

The following table sets forth the Company’s cash equivalents and long-term investments as of September 30, 2015 and June 30, 2015 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$311	$—	$—	$311
Auction rate securities	—	—	2,633	2,633
Total	$311	$—	$2,633	$2,944

June 30, 2015	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,633	2,633
Total	$310	$—	$2,633	$2,943

The above table excludes $110,367,000 and $94,901,000 of cash and $1,104,000 and $1,130,000 of certificates of deposit held by the Company as of September 30, 2015 and June 30, 2015, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended September 30, 2015 and 2014.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Balance as of beginning of period	$2,633	$2,647
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—
Sales and settlements at par	—	—
Transfers in and/or out of Level 3	—	—
Balance as of end of period	$2,633	$2,647

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of the Company’s long-term investments as of September 30, 2015 and June 30, 2015 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(117)	$2,633

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(117)	$2,633

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2015 and June 30, 2015, short-term and long-term debt of $94,807,000 and $94,412,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Note 7.        Short-term and Long-term Obligations

Short-term and long-term obligations as of September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 30,	June 30,
	2015	2015
Line of credit:
Bank of America	$62,199	$59,699
CTBC Bank	9,700	9,700
Total line of credit	71,899	69,399
Building term loans:
Bank of America	3,033	3,733
CTBC Bank	19,875	21,280
Total building term loans	22,908	25,013
Total debt	94,807	94,412
Current portion	(94,574)	(93,479)
Long-term portion	$233	$933

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In June 2015, the Company entered into an amendment to the existing credit agreement with Bank of America N.A. ("Bank of America") which provided for (i) a $65,000,000 revolving line of credit facility that matures on November 15, 2015 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by the three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In November 2015, the Company extended the revolving line of credit to mature on February 15, 2016, and the Company is currently negotiating with Bank of America to renew the revolving line of credit.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.20% at September 30, 2015. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of September 30, 2015 and June 30, 2015, the total outstanding borrowings under the Bank of America term loan was $3,033,000 and $3,733,000, respectively. The total outstanding borrowings under the Bank of America line of credit was $62,199,000 and $59,699,000 as of September 30, 2015 and June 30, 2015, respectively. The interest rates for these loans ranged from 0.80% to 1.70% per annum at September 30, 2015 and from 0.79% to 1.68% per annum at June 30, 2015, respectively. As of September 30, 2015, the unused revolving line of credit with Bank of America was $2,801,000.

CTBC Bank

In December 2014, the Company entered into an amendment to the existing credit agreement with CTBC Bank Co., Ltd ("CTBC Bank", formerly, China Trust Bank) to extend the maturity date to November 30, 2015. The amendment provides for (i) a 12-month NT$700,000,000 or $22,017,000 U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $17,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NT$1,000,000,000 or $30,153,000 U.S. dollar equivalents.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $19,875,000 and $21,280,000 at September 30, 2015 and June 30, 2015, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $9,700,000 in U.S. dollars at September 30, 2015 and June 30, 2015. The interest rate for this loan ranged from 0.85% and 1.11% at September 30, 2015 and 0.82% and 1.16% per annum at June 30, 2015. At September 30, 2015, NT$19,124,000 or $578,000 U.S. dollar equivalents were available for future borrowing under this credit agreement. The Company is currently negotiating with CTBC Bank to renew the credit agreement.

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

As of September 30, 2015 and June 30, 2015, total assets of $1,037,634,000 and $1,045,408,000, respectively, collateralized the line of credit with Bank of America which represents all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of September 30, 2015 and June 30, 2015, total assets collateralizing the term loan with Bank of America were $17,296,000 and $17,354,000. As of September 30, 2015, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 30, 2015 and June 30, 2015, the land and building located in Bade, Taiwan with a value of $27,057,000 and $27,047,000, respectively, collateralized the term loan with CTBC Bank. There are no financial covenants associated with the term loan with China Trust Bank at September 30, 2015.

Note 8.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over its operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 0.6% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 36.0% of Ablecom at September 30, 2015.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $59,261,000 and $54,403,000 and sold products to Ablecom totaling $5,220,000, $26,578,000 for the three months ended September 30, 2015 and 2014, respectively.

Amounts owed to the Company by Ablecom as of September 30, 2015 and June 30, 2015 were $11,974,000 and $13,186,000, respectively. Amounts owed to Ablecom by the Company as of September 30, 2015 and June 30, 2015 were $55,886,000 and $59,015,000, respectively. For the three months ended September 30, 2015, the Company paid Ablecom the majority of invoiced dollars between 41 and 69 days of invoice date. For the three months ended September 30, 2015 and 2014, the Company paid $1,162,000 and $2,002,000 , respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $60,947,000 and $67,261,000 at September 30, 2015 and June 30, 2015, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three months ended September 30, 2015 and 2014, $2,000 and $3,000 of net income attributable to Ablecom's

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $7,504,000 and $10,602,000 for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate was 35.4% and 33.7% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate for the three months ended September 30, 2015 is estimated to be lower than the federal statutory rate primarily due to the impact of stock option expenses partially offset by the benefit from the domestic manufacturing activities deduction.

               As of September 30, 2015, the Company had a liability for gross unrecognized tax benefits of $15,769,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three months ended September 30, 2015, there were no material changes in the total amount of the liability for gross unrecognized tax benefits.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of September 30, 2015, the Company had accrued $1,124,000 of interest and penalties relating to unrecognized tax benefits.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2017. As of September 30, 2015, these remaining non-cancellable commitments were $391,961,000 compared to $378,341,000 as of June 30, 2015.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $201,583,000, which will be paid through December 2016. The Company has entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three months ended September 30, 2015 and 2014, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2015	2014
Net sales:
United States	$338,696	$243,378
Europe	86,826	89,557
Asia	74,657	88,438
Other	19,439	21,949
	$519,618	$443,322

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	September 30,	June 30,
	2015	2015
Long-lived assets:
United States	$128,625	$124,292
Asia	37,859	37,695
Europe	2,665	1,051
	$169,149	$163,038

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$356,211	68.6%	$255,609	57.7%
Subsystems and accessories	163,407	31.4%	187,713	42.3%
Total	$519,618	100.0%	$443,322	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories. One customer represented 12.2% of the Company's total net sales in the three months ended September 30, 2015 and no customer represented greater than 10% of the Company’s total net sales for the three months ended September 30, 2014. No country other than the United States represent greater than 10% of the Company’s total net sales in the three months ended September 30, 2015 and 2014. One customer represented 10.3% of the Company's accounts receivable as of September 30, 2015 and no customer accounted for 10% or more of the Company's accounts receivable as of June 30, 2015.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.        Prior Period Adjustment Recorded in Current Quarter

In November 2015, the Company identified errors related to revenue which was recognized prior to meeting US GAAP revenue recognition criteria which impacted fiscal years 2013, 2014 and 2015. The Company determined that certain contracts for extended warranties on products were recorded as revenue at the time of sale of the product in prior periods instead of being deferred and amortized over the contractual warranty period. The cumulative impact of this error pertaining to prior periods through June 30, 2015 was to overstate net sales and net income by $9,259,000 and $5,926,000, respectively. To compute the amount of the error, the Company determined a best estimated selling price for the extended warranty contracts based on prices charged to customers for these contracts when sold separately. This error was corrected in the quarter ended September 30, 2015 by reducing net sales by $9,259,000 and net income by $5,926,000, respectively.

                The Company assessed the materiality of these errors on each of the fiscal years ended June 30, 2013, 2014 and 2015, and concluded that the errors were not material to any of these periods. The Company also concluded that recording an out-of-period correction would not be material to the three months ended September 30, 2015. Consequently, the accompanying condensed consolidated statement of operations for the three month period ended September 30, 2015 have been corrected.

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

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise IT, big data, HPC and embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. Net sales of optimized servers were $356.2 million and $255.6 million for the three months ended September 30, 2015 and 2014, respectively, and net sales of subsystems and accessories were $163.4 million and $187.7 million, respectively. The increase in our net sales in the three months ended September 30, 2015 compared with the three months ended September 30, 2014 was primarily due to increased sales of our products optimized for OEM and cloud/internet data center computing. In the three months ended September 30, 2015, we experienced strong growth in sales of our complete systems including ultra, storage and data center optimized servers. The percentage of our net sales represented by sales of complete server systems increased to 68.6% in the three months ended September 30, 2015 from 57.7% in the three months ended September 30, 2014.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales were $519.6 million and $443.3 million for the three months ended September 30, 2015 and 2014, respectively, and our net income was $13.7 million and $20.9 million for the three months ended September 30, 2015 and 2014, respectively. Our decrease in net income in the three months ended September 30, 2015 was primarily attributable to the recording of a $9.3 million out-of-period adjustment relating to extended warranty revenue in the three months ended September 30, 2015. This deferred revenue will be recognized through fiscal year 2019. The impact on net income from this out-of-period adjustment was $5.9 million. See Note 12 of the Notes to our Condensed Consolidated Financial Statements.

We sell our server systems and subsystems and accessories through distributors and OEMs as well as through our direct sales force. For the three months ended September 30, 2015 and 2014, we derived 45.6% and 56.0%, respectively, of our net sales from products sold to distributors. Sales to SoftLayer, a division of IBM Corporation, represented 12.2% of our net sales in the three months ended September 30, 2015, and none of our customers accounted for 10% or more of our net sales in the three months ended September 30, 2014. We derived 65.2% and 54.9% of our net sales from customers in the United States for the three months ended September 30, 2015 and 2014, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 5.5% and 4.9% of our net sales for the three months ended September 30, 2015 and 2014, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During the three months ended September 30, 2015, we continued to increase manufacturing and service operations in Taiwan and the Netherlands to primarily support our Asian and European customers and we have improved our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three months ended September 30, 2015 and 2014, our purchases from Ablecom represented 13.2% and 14.5% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our cost of sales. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the first quarter of fiscal 2016:

•
Net cash provided by operating activities was $20.3 million and $27.0 million during the three months ended September 30, 2015 and 2014, respectively. Our cash and cash equivalents, together with our investments, were $113.6 million at the end of the first quarter of fiscal year 2016, compared with $98.1 million at the end of fiscal year 2015. The increase in our cash and cash equivalents, together with our investments at the end of the first quarter of fiscal year 2016 was primarily due to $20.3 million of cash provided by our operating activities and $1.8 million of borrowings, net of repayments offset in part by $7.7 million of purchases of property and equipment, of which $2.8 million was related to the property and equipment of our first manufacturing building at our Green Computing Park in San Jose, California, which was completed in August 2015.

•
Days sales outstanding in accounts receivable (“DSO”) at the end of the first quarter of fiscal year 2016 was 55 days, compared with 43 days at the end of fiscal year 2015. The increase in our DSO was primarily due to lower sales in the quarter.

•
Our inventory balance was $461.4 million at the end of the first quarter of fiscal year 2016, compared with $463.5 million at the end of fiscal year 2015. Days sales of inventory at the end of the first quarter of fiscal year 2016 was 95 days, compared with 83 days at the end of fiscal year 2015. The increase in our days sales of inventory was due to lower cost of goods sold from lower sales in the first quarter of fiscal year 2016 than we had anticipated.

•
Our purchase commitments with contract manufacturers and suppliers were $392.0 million at the end of the first quarter of fiscal year 2016 and $378.3 million at the end of fiscal year 2015. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $201.6 million, which have terms expiring through December 2016. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

Prior Period Adjustment Recorded in Current Quarter

In November 2015, we identified and corrected certain errors related to certain contracts which included extended product warranties which were recorded as revenue in prior periods instead of being deferred and amortized over the contractual period. See Note 12 of Notes to our Condensed Consolidated Financial Statements for additional details. Consequently, the condensed consolidated statement of operations for the three months ended September 30, 2015 and condensed consolidated balance sheet as of September 30, 2015 have been revised from those originally announced by the Company on October 22, 2015 to correct for these errors. This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on the revised financial results.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2016, for example, refer to the fiscal year ending June 30, 2016.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to allowances for doubtful accounts and sales returns, inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates.

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

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. At September 30, 2015 and June 30, 2015, we had deferred product revenue of $0.4 million and $0.5 million and related deferred product costs of $0.2 million and $0.2 million, respectively, related to shipments to customers pending acceptances.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentration, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision for bad debt was $98,000 and $(54,000) in the three months ended September 30, 2015 and 2014, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

We have an immaterial amount of service revenue relating to on-site service, extended warranty and non-warranty repairs. Revenue for on-site service and extended warranty is recognized over the contracted service period, and revenue for non-warranty repair service is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $7.5 million as of September 30, 2015, compared with $7.7 million as of June 30, 2015. The provision for warranty reserve was $3.9 million and $3.7 million in the three months ended September 30, 2015 and 2014, respectively. Our estimates and assumptions used have been historically close to actual. The change in estimated liability for pre-existing warranties was ($0.2) million for both the three months ended September 30, 2015 and 2014. As a result of our increase in cost of servicing warranty claims from our increase in net sales in the three months ended September 30, 2015, the provision for warranty reserve increased $0.2 million compared to the three months ended September 30, 2014. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates appropriately.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months as well as historical usage and sales activity. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $1.7 million in both three months ended September 30, 2015 and 2014.

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

The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on a combination of our peer group and our historical experience. The expected volatility is based on a combination of our implied and historical volatility. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Compensation expense for options and restricted stock units granted to employees was $3.9 million and $3.0 million for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options and restricted stock units to employees and non-employee members of our Board of Directors, was $30.7 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.27 years. See Note 2 of Notes to our Condensed Consolidated Financial Statements for additional information.

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

In May 2012, we and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of September 30, 2015, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three months ended September 30, 2015 and 2014, $2,000 and $3,000, respectively, of net income attributable to Ablecom's interest was included in our general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations

Net Sales

The following table presents net sales by product type for the three months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Server systems	$356.2	$255.6	$100.6	39.4%
Percentage of total net sales	68.6%	57.7%
Subsystems and accessories	163.4	187.7	(24.3)	(12.9)%
Percentage of total net sales	31.4%	42.3%
Total net sales	$519.6	$443.3	$76.3	17.2%

The following table presents unit sales and average selling price by product type for the three months ended September 30, 2015 and 2014 (units in thousands):

	Three Months Ended September 30,		Change
	2015	2014	%
Server systems:
Unit sales	87	71	22.5%
Average selling price	$4,094	$3,600	13.7%
Subsystems and accessories:
Unit sales	916	1,254	(27.0)%
Average selling price	$178	$150	18.7%

Comparison of Three Months Ended September 30, 2015 and 2014

The increase in our net sales in the three months ended September 30, 2015 compared with the three months ended September 30, 2014 was primarily due to continued increased sales of our products optimized for OEM and cloud/internet data center computing who increasingly are purchasing complete server systems from us offset in part by a $9.3 million out-of-period adjustment relating to extended warranty revenue which was recognized in the three prior fiscal year period ended June 30, 2015 and deferred in the three months ended September 30, 2015. The year-over-year growth in net sales of our server systems in the three months ended September 30, 2015 was due primarily to an increase in unit volumes of server systems and to a lesser extent an increase in the average selling price of our server systems. The average selling prices of our server systems increased primarily due to an increase in average selling prices of our complete server systems which offer higher density computing and more memory and hard disk drive capacity. The increase in the sales of these complete systems include our ultra, storage and data center optimized servers.

The year-over-year decrease in net sales and unit sales of our subsystems and accessories in the three months ended September 30, 2015 was primarily due to lower sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators who are purchasing additional accessories from us and completing the final assembly themselves.

The following table presents the percentages of net sales from products sold to distributors and OEMs and to end customers for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change
	2015	2014	%
Distributors	45.6%	56.0%	(10.4)%
OEMs and end customers	54.4%	44.0%	10.4%
Total net sales	100.0%	100.0%

The following table presents percentages of net sales by geographic region for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change
	2015	2014	%
United States	65.2%	54.9%	10.3%
Europe	16.8%	20.2%	(3.4)%
Asia	14.3%	19.9%	(5.6)%
Others	3.7%	5.0%	(1.3)%
Total net sales	100.0%	100.0%

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three months ended September 30, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Total cost of sales	$447.4	$374.1	$73.3	19.6%
Total gross profit	72.2	69.2	$3.0	4.4%
Total gross margin	13.9%	15.6%		(1.7)%

Comparison of Three Months Ended September 30, 2015 and 2014

The year-over-year increase in absolute dollars of cost of sales in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to the increase in net sales. In the three months ended September 30, 2015, we recorded a $1.7 million expense, net of recovery, or 0.3% of net sales, related to the inventory provision as compared to $1.7 million, or 0.4% of net sales, in the three months ended September 30, 2014.

In the three months ended September 30, 2015, we recorded a $3.9 million expense, or 0.7% of net sales, related to the provision for warranty reserve as compared to a $3.7 million expense, or 0.8% of net sales, in the three months ended September 30, 2014. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in the three months ended September 30, 2015. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Gross margin percentage was 13.9% and 15.6% for the three months ended September 30, 2015 and 2014, respectively. The year-over-year decrease in gross margins in the three months ended September 30, 2015 was mainly due to a $9.3 million out-of-period adjustment relating to extended warranty revenue which was recognized in the three fiscal year period ended June 30, 2015. Gross margin percentage would have been 15.4% without this out-of-period adjustment. The remaining decrease in gross margin percentage was primarily attributable to lower gross margins from sales of our subsystem and accessories and higher cloud/internet data center sales, partially offset by higher sales of complete server systems such as ultra and storage servers which have higher gross margins.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Research and development	$28.3	$21.5	$6.8	31.7%
Percentage of total net sales	5.5%	4.9%
Sales and marketing	14.2	11.0	3.2	29.5%
Percentage of total net sales	2.7%	2.5%
General and administrative	8.2	5.1	3.1	62.2%
Percentage of total net sales	1.6%	1.1%
Total operating expenses	50.8	$37.6	$13.2	35.2%
Percentage of total net sales	9.8%	8.5%

Research and development expenses. Research and development expenses increased by $6.8 million, or 31.7% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Research and development expenses were 5.5% and 4.9% of net sales for the three months ended September 30, 2015 and 2014, respectively. The increase in absolute dollars was driven primarily by an increase of $4.6 million in compensation and benefits including stock-based compensation expense and a decrease of $1.9 million refund of value added taxes on research and development expenses.

Research and development expenses include stock-based compensation expense of $2.4 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively.

Our compensation and benefit expense in research and development increased from annual salary increases and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan. We continue to believe that investments in research and development are critical to our future growth and competitive position in the marketplace. As such, we expect to continue to spend on current and future product development efforts.

Sales and marketing expenses. Sales and marketing expenses increased by $3.2 million, or 29.5% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Sales and marketing expenses were 2.7%

and 2.5% of net sales for the three months ended September 30, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $1.8 million in compensation and benefits resulting primarily from growth in sales and marketing personnel and an increase of $1.6 million in advertising, marketing promotional and trade show expenses.

Sales and marketing expenses include stock-based compensation expense of $0.4 million for both three months ended September 30, 2015 and 2014.

General and administrative expenses. General and administrative expenses increased by $3.1 million, or 62.2% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. General and administrative expenses were 1.6% and 1.1% of net sales for the three months ended September 30, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $2.7 million in compensation and benefits including stock-based compensation expense and an increase of $2.0 million in legal and audit expenses offset in part by an increase of $1.4 million in foreign currency transaction gain.

General and administrative expenses include stock-based compensation expense of $0.8 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively.

Interest and Other Expense, Net

Interest and other expense, net for the three months ended September 30, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Interest and other income, net	$0.1	$—	$0.1	148.6%
Interest expense	(0.3)	(0.2)	(0.1)	65.3%
Interest and other expense, net	$(0.2)	$(0.2)	$0.1	47.2%

Interest and other expense, net. Interest and other expense, net increased by $0.1 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increases were primarily due to higher interest expense on debt.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three months ended September 30, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Provision for income taxes	$7.5	$10.6	$(3.1)	(29.2)%
Percentage of total net sales	1.5%	2.4%
Effective tax rate	35.4%	33.7%

Provision for income taxes. Provision for income taxes decreased by $3.1 million, or 29.2% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The effective tax rate was 35.4% and 33.7% for the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively. The lower income tax provision for the three months ended September 30, 2015 was primarily attributable to our lower operating income. The effective tax rate for the three months ended September 30, 2015 was higher primarily due to lower benefit from disqualifying dispositions of shares issued upon exercise of incentive stock options.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $111.0 million and $95.5 million as of September 30, 2015 and June 30, 2015, respectively. Our cash in foreign locations was $37.3 million and $26.3 million at September 30, 2015 and June 30, 2015, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by operating activities was $20.3 million and $27.0 million for the three months ended September 30, 2015 and 2014, respectively.

Net cash provided by our operating activities for the three months ended September 30, 2015 was primarily due to a decrease in accounts receivable of $25.4 million, our net income of $13.7 million, an increase in other long-term liabilities of $8.9 million, stock-based compensation expense of $3.9 million, net income taxes payable of $3.0 million, depreciation expense of $2.8 million and an increase in provision for inventory of $1.7 million, which were partially offset by a decrease in accounts payable of $37.7 million and foreign exchange gain of $2.0 million.

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

The decrease for the three months ended September 30, 2015 in accounts receivable was primarily due to lower sales in the first quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015. The decrease for the three months ended September 30, 2015 in accounts payable was primarily due to lower purchases and lower sales in the three months ended September 30, 2015. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $7.7 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively. In the three months ended September 30, 2015, of the net cash used in our investing activities, $7.7 million was related to the purchase of property, plant and equipment, of which $2.8 million was related to the property and equipment of our first manufacturing building and warehouse at our Green Computing Park in San Jose, California, which was completed in August 2015. We plan to continue the development and construction of improvements to our properties through fiscal year 2017. We anticipate investing approximately $22.1 million through November 2016 to build the second manufacturing facility and remodel our office building. We plan to finance this development through our operating cash flows and additional borrowings from banks.

In the three months ended September 30, 2014, the $2.8 million net cash used in our investing activities was related to the purchase of property, plant and equipment.

Financing activities. Net cash provided by (used in) our financing activities was $2.6 million and $(3.3) million for the three months ended September 30, 2015 and 2014, respectively. In the three months ended September 30, 2015, we borrowed an additional $4.7 million under our revolving line of credit from Bank of America and CTBC Bank and repaid $2.9 million in loans. Further, we received $1.0 million related to the proceeds from the exercise of stock options in the three months ended September 30, 2015.

In the three months ended September 30, 2014, we received $4.5 million related to the proceeds from the exercise of stock options. Further, we repaid $8.5 million in loans in the three months ended September 30, 2014.

In the three months ended September 30, 2015 and 2014, $0.1 million and $0.7 million was related to the excess tax benefits from stock-based compensation, respectively. We expect the net cash provided by financing activities will increase throughout fiscal year 2016 as we intend to obtain additional financing from banks for our working capital requirements.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America
In June 2015, we entered into an amendment to our existing credit agreement with Bank of America, which provided for (i) a $65.0 million revolving line of credit facility that matures on November 15, 2015 and (ii) a five-year $14.0 million term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In November 2015, we extended the revolving line of credit to mature on February 15, 2016, and we are currently negotiating with Bank of America to renew the revolving line of credit.

The line of credit facility provided for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.20% at September 30, 2015. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

As of September 30, 2015 and June 30, 2015, the total outstanding borrowings under the Bank of America term loan was $3.0 million and $3.7 million, respectively. The total outstanding borrowings under the Bank of America line of credit was $62.2 million and $59.7 million as of September 30, 2015 and June 30, 2015, respectively. The interest rates for these loans ranged from 0.8% to 1.70% per annum at September 30, 2015 and 0.79% to 1.68% per annum at June 30, 2015, respectively. As of September 30, 2015, the unused revolving line of credit under Bank of America was $2.8 million.

CTBC Bank
In December 2014, we entered into an amendment to our existing credit agreement with CTBC Bank to extend the maturity date to November 30, 2015. The amendment provides for (i) a 12-month NT$700.0 million or $22.0 million U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to $17.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement is capped at NT$1.0 billion or $30.2 million U.S. dollar equivalents.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $19.9 million and $21.3 million as of September 30, 2015 and June 30, 2015, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $9.7 million in U.S. dollars at September 30, 2015 and June 30, 2015. The interest rate for these loans were ranged from 0.85% and 1.11% at September 30, 2015 and 0.82% and 1.16% per annum at June 30, 2015. At September 30, 2015, NT$19.1 million or $0.6 million U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of September 30, 2015, our total assets of $1,037.6 million collateralized the line of credit with Bank of America and were all of our assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of September 30, 2015, total assets collateralizing the term loan with Bank of America were $17.3 million. As of September 30, 2015, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

As of September 30, 2015, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $27.1 million. There are no financial covenants associated with the term loan with CTBC Bank at September 30, 2015.

Contract Manufacturers
In the three months ended September 30, 2015, we paid our contract manufacturers within 36 to 73 days of invoice and Ablecom between 41 to 69 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of September 30, 2015 and June 30, 2015 amounts owed to Ablecom by us were approximately $55.9 million and $59.0 million, respectively.

Auction Rate Securities Valuation
As of September 30, 2015, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AA2 at September 30, 2015. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2015, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2015, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In the three months ended September 30, 2015 and 2014, there was no auction rate securities redeemed or sold.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2015:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$4,230	$5,783	$5,179	$2,715	$17,907
Capital leases, including interest	210	367	140	—	717
Debt, including interest (1)	94,605	233	—	—	94,838
Purchase commitments (2)	347,641	44,320	—	—	391,961
Total (3)	$446,686	$50,703	$5,319	$2,715	$505,423

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at September 30, 2015.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $201.6 million of hard disk drive purchase commitments at September 30, 2015, which will be paid through December 2016. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue of $20.9 million and unrecognized tax benefits and related interest and penalties accrual of $11.2 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of income taxes.

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

In April 2015, the FASB issued new accounting guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued new accounting guidance related to presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The new standard clarified that an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new standard is effective for us on July 1, 2016. We are currently evaluating the effect the guidance will have on our financial statement disclosures, results of operations and financial position.

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

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2015, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.80% to 1.70% at September 30, 2015 and 0.79% to 1.68% at June 30, 2015, respectively. Based on the outstanding principal indebtedness of $94.8 million under our credit facilities as of September 30, 2015, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of September 30, 2015, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AA2 at September 30, 2015. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of September 30, 2015, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at September 30, 2015, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three months ended September 30, 2015 and 2014, no auction rate securities were redeemed or sold.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to September 30, 2015, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to September 30, 2015 in respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain for the three months ended September 30, 2015 and 2014 was $1.9 million and $0.5 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, and were not operating at the reasonable assurance level as of September 30, 2015.

In November 2015, our management identified an error in accounting treatment of certain contracts with extended warranty provisions. Our management has identified a deficiency in the design of a control that represents a material weakness in internal control over financial reporting as follows:

We did not have a control in place that is designed to review underlying sales contracts to identify additional deliverables provided to customers as part of sales transactions entered into by us. As a result, certain extended warranty revenue recorded in prior periods did not meet the criteria for revenue recognition and should have been deferred and recorded over the contractual period of the extended warranty.

Because of the material weakness identified, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have implemented changes to our internal control over financial reporting to address the material weakness described above.

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

Item 1A.    Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2015 have not materially changed. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to data centers, leading internet companies and for other cloud computing applications. One of our customers accounted for 12.2% of our net sales in the three months ended September 30, 2015. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

In November 2015, our management determined, and the Audit Committee of our Board of Directors concurred, that a material weakness existed in our internal control over financial reporting related to the revenue recognition of contracts with extended product warranties. We identified errors related to revenue recognized prior to meeting the U.S. GAAP revenue recognition criteria that impacted prior periods, including fiscal years 2013, 2014 and 2015 which were corrected in the three months ended September 30, 2015. We have taken steps to remediate this material weakness. These improvements in our controls are on-going and will be part of our future quarter-end and year-end closing processes. While we have put controls in place to remediate the material weakness, we cannot assure that there will not be additional material weaknesses or significant deficiencies that we or our independent registered public accounting firm may identify. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with Nasdaq listing requirements.

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $201.6 million as of September 30, 2015, an increase from $185.7 million as of June 30, 2015 and will be paid through December 2016. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. Our existing and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline. Likewise if we fail to enter into commitments we may be exposed to limited availability of supply or higher inventory costs which could result in lower net sales and adversely impact gross margin and net income.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarters ended March 31, 2013 and June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three months ended September 30, 2015 and 2014, we recorded inventory write-downs charged to cost of sales of

$1.7 million for lower of cost or market and excess and obsolete inventory. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Inventory Valuation.”

We may encounter difficulties with our ERP systems.

We have implemented a new enterprise resource planning, or ERP, system in the U.S. and have commenced using the new system in July 2015. We have incurred and expect to continue to incur additional expenses for our implementation. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could result in potentially much higher costs than we currently anticipate and could adversely affect our ability to develop new products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Sales of our products through third party distributors and resellers accounted for 45.6% and 56.0% of our net sales in the three months ended September 30, 2015 and 2014, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 13.2%, and 14.5% of our cost of sales for the three months ended September 30, 2015 and 2014, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of October 28, 2015, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 42.8% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1	Extension of Loan Agreement with Bank of America, N.A. dated November 13, 2015
31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	November 16, 2015	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 16, 2015	/s/ Howard Hideshima
Howard Hideshima Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)