Form 10-Q
period 2015-12-31
Super Micro Computer, Inc.
filed 2016-02-04
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2016 there were 47,756,966 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	December 31,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$169,892	$95,442
Accounts receivable, net of allowances of $2,226 and $1,628 at December 31, 2015 and June 30, 2015, respectively (including amounts receivable from a related party of $6,484 and $13,186 at December 31, 2015 and June 30, 2015, respectively)	314,176	322,594
Inventory	486,531	463,493
Deferred income taxes-current	18,287	17,863
Prepaid income taxes	2,209	7,507
Prepaid expenses and other current assets	8,553	7,516
Total current assets	999,648	914,415
Long-term investments	2,633	2,633
Property, plant and equipment, net	173,192	163,038
Deferred income taxes-noncurrent	8,414	4,497
Other assets	8,751	5,226
Total assets	$1,192,638	$1,089,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $59,217 and $59,015 at December 31, 2015 and June 30, 2015, respectively)	$321,232	$299,774
Accrued liabilities	56,170	46,743
Income taxes payable	8,417	14,111
Short-term debt and current portion of long-term debt	94,233	93,479
Total current liabilities	480,052	454,107
Long-term debt-net of current portion	—	933
Other long-term liabilities	34,438	15,684
Total liabilities	514,490	470,724
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 48,175,592 and 47,873,744 at December 31, 2015 and June 30, 2015, respectively	257,776	247,081
Treasury stock (at cost), 445,028 shares at December 31, 2015 and June 30, 2015	(2,030)	(2,030)
Accumulated other comprehensive loss	(96)	(80)
Retained earnings	422,338	373,950
Total Super Micro Computer, Inc. stockholders’ equity	677,988	618,921
Noncontrolling interest	160	164
Total stockholders’ equity	678,148	619,085
Total liabilities and stockholders’ equity	$1,192,638	$1,089,809

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales (including related party sales of $2,492 and $10,879 in the three months ended December 31, 2015 and 2014, respectively, and $7,712 and $37,457 in the six months ended December 31, 2015 and 2014, respectively)	$638,964	$503,014	$1,158,582	$946,336
Cost of sales (including related party purchases of $71,451 and $57,513 in the three months ended December 31, 2015 and 2014, respectively, and $130,712 and $111,916 in the six months ended December 31, 2015 and 2014, respectively)	532,602	418,562	980,005	792,691
Gross profit	106,362	84,452	178,577	153,645
Operating expenses:
Research and development	30,264	25,465	58,590	46,974
Sales and marketing	16,461	11,158	30,710	22,160
General and administrative	10,511	4,944	18,711	10,000
Total operating expenses	57,236	41,567	108,011	79,134
Income from operations	49,126	42,885	70,566	74,511
Interest and other income, net	24	36	111	71
Interest expense	(400)	(183)	(724)	(379)
Income before income tax provision	48,750	42,738	69,953	74,203
Income tax provision	14,061	11,496	21,565	22,098
Net income	$34,689	$31,242	$48,388	$52,105
Net income per common share:
Basic	$0.73	$0.68	$1.02	$1.14
Diluted	$0.67	$0.61	$0.94	$1.03
Weighted-average shares used in calculation of net income per common share:
Basic	47,651	46,131	47,584	45,802
Diluted	51,489	51,091	51,405	50,567

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$34,689	$31,242	$48,388	$52,105
Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	2	(13)	(16)	(16)
Unrealized gains (losses) on investments	—	—	—	—
Total other comprehensive gains (losses)	2	(13)	(16)	(16)
Comprehensive income	$34,691	$31,229	$48,372	$52,089

See accompanying notes to condensed consolidated financial statements.
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$48,388	$52,105
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,953	3,845
Stock-based compensation expense	7,882	6,161
Excess tax benefits from stock-based compensation	(355)	(2,782)
Allowance for doubtful accounts	805	(87)
Provision for inventory	3,780	4,175
Exchange gain	(1,539)	(1,305)
Deferred income taxes	(4,380)	121
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $6,702 and $(517) during the six months ended December 31, 2015 and 2014, respectively)	7,613	(45,959)
Inventory	(26,818)	(97,543)
Prepaid expenses and other assets	(4,259)	793
Accounts payable (including changes in related party balances of $202 and $8,185 during the six months ended December 31, 2015 and 2014, respectively)	20,738	60,016
Income taxes payable, net	650	5,314
Accrued liabilities	9,715	4,795
Other long-term liabilities	18,749	1,664
Net cash provided by (used in) operating activities	86,922	(8,687)
INVESTING ACTIVITIES:
Restricted cash	(404)	(1)
Investment in a privately held company	—	(661)
Purchases of property, plant and equipment	(15,235)	(11,031)
Net cash used in investing activities	(15,639)	(11,693)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,439	12,745
Minimum tax withholding paid on behalf of employees for restricted stock units	(504)	—
Excess tax benefits from stock-based compensation	355	2,782
Proceeds from debt	14,400	5,200
Repayment of debt	(13,300)	(14,400)
Payment of obligations under capital leases	(86)	(58)
Advances (payments) under receivable financing arrangements	(18)	918
Net cash provided by financing activities	3,286	7,187
Effect of exchange rate fluctuations on cash	(119)	(478)
Net increase (decrease) in cash and cash equivalents	74,450	(13,671)
Cash and cash equivalents at beginning of period	95,442	96,872
Cash and cash equivalents at end of period	$169,892	$83,201
Supplemental disclosure of cash flow information:
Cash paid for interest	$693	$382
Cash paid for taxes, net of refunds	$19,636	$15,464
Non-cash investing and financing activities:
Equipment purchased under capital leases	$127	$336
Accrued costs for property, plant and equipment purchases	$5,366	$7,874

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2015 included in its Annual Report on Form 10-K/A, as filed with the SEC (the “Annual Report”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2016.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Net Income Per Common Share

The Company's basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a further dilutive effect on net income per share.

Adoption of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The new standard is effective for the Company on July 1, 2018. The Company is currently evaluating the effect the guidance will have on the Company's financial statement disclosures, results of operations and financial position.

In April 2015, the FASB issued an amendment to the accounting guidance related to presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued an amendment to the accounting guidance related to presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The amendment clarified that an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for the Company on July 1, 2016. The Company is currently evaluating the effect the amendment to the guidance will have on the Company's financial statement disclosures, results of operations and financial position.

In July 2015, the FASB issued an amendment to the authoritative guidance related to inventory measurement. The amendment requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The amendment is effective for the Company on July 1, 2017. The Company is currently evaluating the effect the amendment to the guidance will have on the Company's financial statement disclosures, results of operations and financial position.

In November 2015, the FASB issued an amendment to the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. Early adoption is permitted as of the beginning of an interim or annual reporting period. The amendment is effective for the Company on July 1, 2017. The Company is currently evaluating the effect the amendment to the guidance will have on the Company's financial statement disclosures, results of operations and financial position.

Note 2.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

The authorized number of shares that may be issued under the Company's 2006 Equity Incentive Plan (the "2006 Plan") automatically increases on July 1 each year through 2016, by an amount equal to (a) 3.0% of shares of stock issued and outstanding on the immediately preceding June 30, or (b) a lesser amount determined by the Board of Directors. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the time of grant cannot be less than 110% of the fair value of the underlying share on grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and restricted stock units vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of December 31, 2015, the Company had 1,360,495 authorized shares available for future issuance under the 2006 Plan.

Determining Fair Value

Valuation and amortization method—The Company's fair value of restricted stock units is based on the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on a combination of the Company's peer group and the Company's historical experience.

Expected Volatility—Expected volatility is based on a combination of the Company's implied and historical volatility.

Expected Dividend Yield—The Black-Scholes valuation model calls for a single expected dividend yield as an input and the Company has no plans to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock options.

Estimated Forfeitures—The estimated forfeiture rate is based on the Company’s historical forfeiture rates and the estimate is revised in subsequent periods if actual forfeitures differ from the estimate.

The fair value of stock option grants for the three and six months ended December 31, 2015 and 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Risk-free interest rate	1.42%	1.50%	1.42% - 1.57%	1.50% - 1.76%
Expected term	5.31 years	5.44 years	5.31 - 5.33 years	5.44 years
Dividend yield	—%	—%	—%	—%
Volatility	49.46%	49.31%	47.06% - 49.46%	46.93% - 49.31%
Weighted-average fair value	$11.50	$11.64	$11.54	$11.69

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of sales	$258	$222	$498	$429
Research and development	2,472	1,997	4,874	3,893
Sales and marketing	435	414	839	779
General and administrative	841	548	1,671	1,060
Stock-based compensation expense before taxes	4,006	3,181	7,882	6,161
Income tax impact	(1,814)	(785)	(2,099)	(1,392)
Stock-based compensation expense, net	$2,192	$2,396	$5,783	$4,769

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash provided by financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash provided by operating activities. The Company had $878,000 and $5,003,000 of excess tax benefits recorded in additional paid-in capital in the six months ended December 31, 2015 and 2014, respectively. The Company had excess tax benefits classified as cash provided by financing activities of $355,000 and $2,782,000 in the six months ended December 31, 2015 and 2014, respectively, for options issued since July 1, 2006.

As of December 31, 2015, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted to employees and non-employee directors was $34,478,000, which will be recognized over a weighted-average vesting period of approximately 2.33 years.

Stock Option Activity

The following table summarizes stock option activity during the six months ended December 31, 2015 under all stock option plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2015 (7,208,475 shares exercisable at weighted average exercise price of $12.24 per share)	9,702,843	$14.21
Granted (weighted average fair value of $11.54)	184,790	$25.78
Exercised	(269,320)	$9.06
Forfeited	(25,878)	$19.11
Balance as of December 31, 2015	9,592,435	$14.57	5.55	$99,668
Options vested and expected to vest at December 31, 2015	9,420,529	$14.41	5.49	$99,053
Options vested and exercisable at December 31, 2015	7,663,628	$12.91	4.86	$89,777

The total pretax intrinsic value of options exercised was $2,113,000 and $4,854,000 during the three and six months ended December 31, 2015, respectively, and $16,721,000 and $22,070,000 during the three and six months ended December 31, 2014, respectively.

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

The following table summarizes restricted stock unit activity during the six months ended December 31, 2015 under the 2006 Plan:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2015	303,324	$36.02
Granted	445,750	$28.76
Vested	(52,006)	$34.34
Forfeited	(27,606)	$31.18
Balance as of December 31, 2015	669,462	$31.51	$16,409

The total pretax intrinsic value of restricted stock units vested was $811,000 and $1,358,000 for the three and six months ended December 31, 2015, respectively. In the three and six months ended December 31, 2015, upon vesting, 31,807 and 52,006 shares of restricted stock units were partially net share-settled such that the Company withheld 12,089 and 19,321 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $308,000 and $504,000 during the three and six months ended December 31, 2015, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2006 Plan, shares withheld in connection with net-share settlements are returned to the 2006 Plan and are available for future grants under the 2006 Plan.

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per share for the three and six months ended December 31, 2015 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net income	$34,689	$31,242	$48,388	$52,105

Denominator:
Weighted-average shares outstanding	47,651	46,131	47,584	45,802
Effect of dilutive securities	3,838	4,960	3,821	4,765
Weighted-average diluted shares	51,489	51,091	51,405	50,567

Basic net income per share	$0.73	$0.68	$1.02	$1.14
Diluted net income per share	$0.67	$0.61	$0.94	$1.03

For the three and six months ended December 31, 2015 and 2014, the Company had stock options and restricted stock units outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 1,329,000 and 1,291,000 for the three and six months ended December 31, 2015, respectively, and 707,000 and 470,000 for the three and six months ended December 31, 2014, respectively.
Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventory:

	December 31, 2015	June 30, 2015
Finished goods	$352,971	$384,647
Work in process	57,933	23,214
Purchased parts and raw materials	75,627	55,632
Total inventory	$486,531	$463,493

The Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $2,062,000 and $3,780,000 in the three and six months ended December 31, 2015, respectively, and $2,515,000 and $4,175,000 in the three and six months ended December 31, 2014, respectively.

Property, Plant, and Equipment:

	December 31, 2015	June 30, 2015
Land	$70,454	$63,962
Buildings	71,665	51,959
Building and leasehold improvements	10,201	8,323
Buildings and leasehold improvements construction in progress (1)	3,656	25,572
Machinery and equipment	45,919	40,689
Furniture and fixtures	10,059	7,421
Purchased software	11,162	3,343
Purchased software construction in progress (2)	2,305	8,567
	225,421	209,836
Accumulated depreciation and amortization	(52,229)	(46,798)
Property, plant and equipment, net	$173,192	$163,038

(1) In connection with the purchase of property located in San Jose, California for the Company's Green Computing Park, the Company continues to engage several contractors for the development and construction of improvements on the property. The first manufacturing building at this location was completed in August 2015. In the six months ended December 31, 2015, the Company also engaged a contractor for the construction of improvements on leasehold property located in the Netherlands, which was completed in October 2015.
(2) The Company completed its implementation of a new enterprise resource planning, or ERP, system for its U.S. headquarters on July 5, 2015 and has capitalized the costs of the new ERP software and certain expenses associated directly with the development of the ERP system as of July 4, 2015. The Company began to depreciate these costs in the six months ended December 31, 2015. In the six months ended December 31, 2015, the Company also started its implementation of the ERP system for its subsidiaries in Taiwan and the Netherlands and has capitalized the development costs of the ERP system, which was completed in January 2016.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Assets:

	December 31, 2015	June 30, 2015
Long-term deferred service costs	$2,717	$1,490
Prepaid royalty license	872	997
Investment in a privately held company	1,411	1,411
Restricted cash	1,229	840
Deposit	2,377	265
Others	145	223
Total other assets	$8,751	$5,226

Restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required in connection with a warehouse lease in Fremont, California, one deposit to an escrow account required by the Company's worker's compensation program, one deposit required for the Company's bonded warehouse set up in Taiwan and bank guarantees in connection with office leases in the Netherlands. During the six months ended December 31, 2015, the Company made multiple deposits totaling $1,535,000 for the ongoing development and construction of improvements on the property in San Jose, California.

Accrued Liabilities:

	December 31, 2015	June 30, 2015
Accrued payroll and related expenses	$18,619	$15,141
Customer deposits	6,949	6,314
Accrued warranty costs	6,116	7,700
Accrued cooperative marketing expenses	7,300	5,690
Deferred service revenue	9,416	4,085
Others	7,770	7,813
Total accrued liabilities	$56,170	$46,743

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Balance, beginning of period	$7,545	$7,077	$7,700	$7,083
Provision for warranty	4,678	3,304	8,544	6,960
Costs charged to accrual	(2,854)	(3,305)	(6,673)	(6,770)
Change in estimated liability for pre-existing warranties	(1,592)	(116)	(1,794)	(313)
Balance, end of period	7,777	6,960	7,777	6,960
Current portion	(6,116)	(6,960)	(6,116)	(6,960)
Long-term portion	$1,661	$—	$1,661	$—

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.        Long-term Investments

As of December 31, 2015 and June 30, 2015, the Company held $2,633,000, of auction-rate securities (“auction rate securities”), net of unrealized losses, representing its interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; such auction rate securities were rated AA2 at December 31, 2015 and AA2 at June 30, 2015. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and the securities were not salable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2015 and June 30, 2015, $2,633,000 of these auction rate securities have been classified as long-term available-for-sale investments.

The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of December 31, 2015 and June 30, 2015. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return. As of December 31, 2015, the discount rate, the time period until redemption and the estimated rate of return were 1.99%, 3 years and 0.50%, respectively. Management derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to redemption and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return and a change in the estimated redemption period. The fair value of the Company's investment portfolio may change between 1% to 3% by increasing or decreasing the rate of return used by 1% or by increasing or decreasing the term used by 1 year. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the then current market conditions for these investments and may affect the fair value of these investments. On a quarterly basis, the Company reviews the inputs to assess their continued appropriateness and consistency. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the auction rate securities. Movement of these inputs would not significantly impact the fair value of the auction rate securities.

Based on this assessment of fair value, the Company determined that there was no changes in fair value of its auction rate securities during the three and six months ended December 31, 2015 and 2014. There was a cumulative total decline of $117,000 as of December 31, 2015 and June 30, 2015. That amount has been recorded as a component of other comprehensive income. As of December 31, 2015 and June 30, 2015, the Company has recorded an accumulated unrealized loss of $70,000, net of deferred income taxes, on long-term auction rate securities. The Company deems this loss to be temporary as it will not likely be required to sell the securities before their anticipated recovery and the Company has the intent and financial ability to hold these investments until recovery of cost.

Although the investment impairment is considered to be temporary, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. In the three and six months ended December 31, 2015 and 2014, there were no auction rate securities redeemed or sold.

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs for its auction rate securities as of December 31, 2015 and June 30, 2015. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company’s methodology for valuing these investments is the discounted cash flow model and is described in Note 5.

The following table sets forth the Company’s cash equivalents and long-term investments as of December 31, 2015 and June 30, 2015 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

December 31, 2015	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$312	$—	$—	$312
Auction rate securities	—	—	2,633	2,633
Total	$312	$—	$2,633	$2,945

June 30, 2015	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,633	2,633
Total	$310	$—	$2,633	$2,943

The above table excludes $169,362,000 and $94,901,000 of cash and $1,506,000 and $1,130,000 of certificates of deposit held by the Company as of December 31, 2015 and June 30, 2015, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and six months ended December 31, 2015 and 2014.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Balance as of beginning of period	$2,633	$2,647	$2,633	$2,647
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—	—	—
Sales and settlements at par	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$2,633	$2,647	$2,633	$2,647

The following is a summary of the Company’s long-term investments as of December 31, 2015 and June 30, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(117)	$2,633

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(117)	$2,633

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2015 and June 30, 2015, short-term and long-term debt of $94,233,000 and $94,412,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.        Short-term and Long-term Obligations

Short-term and long-term obligations as of December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	December 31,	June 30,
	2015	2015
Line of credit:
Bank of America	$62,199	$59,699
CTBC Bank	9,700	9,700
Total line of credit	71,899	69,399
Building term loans:
Bank of America	2,333	3,733
CTBC Bank	20,001	21,280
Total building term loans	22,334	25,013
Total debt	94,233	94,412
Current portion	(94,233)	(93,479)
Long-term portion	$—	$933

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In June 2015, the Company entered into an amendment to the existing credit agreement with Bank of America N.A. ("Bank of America") which provided for (i) a $65,000,000 revolving line of credit facility that would have matured on November 15, 2015 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by the three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In November 2015, the Company extended the revolving line of credit to mature on February 15, 2016, and the Company is currently negotiating with Bank of America to renew the revolving line of credit.

The line of credit facility provides for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.24% at December 31, 2015. For borrowings denominated in Taiwanese dollars, the interest rate is equal to the lender's established interest rate which is adjusted monthly.

As of December 31, 2015 and June 30, 2015, the total outstanding borrowings under the Bank of America term loan were $2,333,000 and $3,733,000, respectively. The total outstanding borrowings under the Bank of America line of credit were $62,199,000 and $59,699,000 as of December 31, 2015 and June 30, 2015, respectively. The interest rates for these loans ranged from 0.89% to 1.74% per annum at December 31, 2015 and from 0.79% to 1.68% per annum at June 30, 2015, respectively. As of December 31, 2015, the unused revolving line of credit with Bank of America was $2,801,000.

CTBC Bank

In November 2015, the Company entered into an amendment to the existing credit agreement with CTBC Bank Co., Ltd ("CTBC Bank", formerly, China Trust Bank) to extend the maturity date to January 31, 2016. The amendment provides for (i) a 12-month NT$700,000,000 or $22,017,000 U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $17,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NT$1,000,000,000 or

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$30,340,000 U.S. dollar equivalents. In January 2016, the Company further extended the revolving line of credit to mature on March 31, 2016, and the Company is currently negotiating with CTBC Bank to renew the credit agreement.

The total outstanding borrowings under the CTBC Bank term loan are denominated in Taiwanese dollars and were translated into U.S. dollars of $20,001,000 and $21,280,000 at December 31, 2015 and June 30, 2015, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit were $9,700,000 in U.S. dollars at December 31, 2015 and June 30, 2015. The interest rate for this loan ranged from 0.79% and 1.14% at December 31, 2015 and 0.82% and 1.16% per annum at June 30, 2015. At December 31, 2015, NT$21,025,000 or $639,000 U.S. dollar equivalents were available for future borrowing under this credit agreement. The Company is currently negotiating with CTBC Bank to renew the credit agreement.

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

As of December 31, 2015 and June 30, 2015, total assets of $1,148,460,000 and $1,045,408,000, respectively, collateralized the line of credit with Bank of America which represents all of the assets of the Company except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of December 31, 2015 and June 30, 2015, total assets collateralizing the term loan with Bank of America were $17,239,000 and $17,354,000. As of December 31, 2015, the Company was in compliance with all financial covenants associated with the credit agreement with Bank of America.

As of December 31, 2015 and June 30, 2015, the land and building located in Bade, Taiwan with a value of $26,939,000 and $27,047,000, respectively, collateralized the term loan with CTBC Bank. There are no financial covenants associated with the term loan with CTBC Bank at December 31, 2015.

Note 8.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over its operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 0.6% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 36.0% of Ablecom at December 31, 2015.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $71,451,000 and $130,712,000, and sold products to Ablecom totaling $2,492,000 and $7,712,000 for the three and six months ended December 31, 2015, respectively. The Company purchased products from Ablecom totaling $57,513,000 and $111,916,000, and sold products to Ablecom totaling $10,879,000 and $37,457,000 for the three and six months ended December 31, 2014, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2015 and June 30, 2015 were $6,484,000 and $13,186,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2015 and June 30, 2015 were $59,217,000 and $59,015,000, respectively. For the three and six months ended December 31, 2015, the Company paid Ablecom the majority of invoiced dollars between 46 and 89 days of invoice date. For the three and six months ended December 31, 2015, the Company paid $1,736,000 and $2,898,000, respectively, for tooling assets and miscellaneous costs to Ablecom. For the three and six months ended December 31, 2014, the Company paid $2,495,000 and $4,497,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $70,717,000 and $67,261,000 at December 31, 2015 and June 30, 2015, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2015, $6,000 and $4,000 of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations. In the three and six months ended December 31, 2014, $10,000 and $7,000 of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $14,061,000 and $21,565,000 for the three and six months ended December 31, 2015, respectively, and $11,496,000 and $22,098,000 for the the three and six months ended December 31, 2014, respectively. The effective tax rate was 28.8% and 30.8% for the three and six months ended December 31, 2015, respectively, and 26.9% and 29.8% for the the three and six months ended December 31, 2014, respectively. The effective tax rate for the three and six months ended December 31, 2015 is estimated to be lower than the federal statutory rate primarily due to the reinstatement of the U.S. federal research and development ("R&D") tax credit partially offset by the impact of stock option expenses and additional tax accrual related to foreign operations.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 extended the U.S. federal R&D tax credit permanently from January 1, 2015. As of December 31, 2015, the Company projected a total net tax benefit of $3,873,000 for fiscal year 2016, and $2,770,000 reinstated for fiscal year 2015.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

               As of December 31, 2015, the Company had a liability for gross unrecognized tax benefits of $15,851,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the the three and six months ended December 31, 2015, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2015, the Company had accrued $1,157,000 of interest and penalties relating to unrecognized tax benefit.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions.  In August 2015, the Company met with the Internal Revenue Service in connection with its examination of the Company's federal income tax returns for tax years 2013 and 2014. The Company is also under audit in Taiwan for tax year ended June 30, 2014. The Company does not expect a resolution to be reached regarding either matter during the next twelve months. While management believes that the Company has adequate reserves for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than the Company's current position. Accordingly, the Company's provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. The federal statute of limitations remain open in general for tax years 2012 through 2015. The state statute of limitations remain open in general for tax years 2010 through 2015. The statute of limitations in major foreign jurisdictions remain open for examination in general for tax years 2009 through 2015.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2017. As of December 31, 2015, these remaining non-cancellable commitments were $399,120,000 compared to $378,341,000 as of June 30, 2015.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $160,930,000, which will be paid through December 2016. The Company has entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

Note 11.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2015 and 2014, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales:
United States	$407,038	$286,748	$745,734	$530,126
Europe	114,134	91,588	200,960	181,145
Asia	88,394	78,575	163,051	167,013
Other	29,398	46,103	48,837	68,052
	$638,964	$503,014	$1,158,582	$946,336

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	December 31,	June 30,
	2015	2015
Long-lived assets:
United States	$131,151	$124,292
Asia	38,849	37,695
Europe	3,192	1,051
	$173,192	$163,038

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$453,747	71.0%	$302,256	60.1%	$809,958	69.9%	$557,865	58.9%
Subsystems and accessories	185,217	29.0%	200,758	39.9%	348,624	30.1%	388,471	41.1%
Total	$638,964	100.0%	$503,014	100.0%	$1,158,582	100.0%	$946,336	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories. One customer represented 15.0% and 12.8% of the Company's total net sales in the three and six months ended December 31, 2015 and one customer represented 15.1% and 11.9% of the Company’s total net sales for the three and six months ended December 31, 2014, respectively. No country other than the United States represents greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2015 and 2014. One customer represented 10.7% of the Company's accounts receivable as of December 31, 2015 and no customer accounted for 10% or more of the Company's accounts receivable as of June 30, 2015.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.        Prior Period Adjustment Recorded in Current Period

In November 2015, the Company identified errors related to revenue which was recognized prior to meeting US GAAP revenue recognition criteria which impacted fiscal years 2013, 2014 and 2015. The Company determined that certain contracts for extended warranties on products were recorded as revenue at the time of sale of the product in prior periods instead of being deferred and amortized over the contractual warranty period. The cumulative impact of this error pertaining to prior periods through June 30, 2015 was to overstate net sales and net income by $9,259,000 and $5,926,000, respectively. To compute the amount of the error, the Company determined a best estimated selling price for the extended warranty contracts based on prices charged to customers for these contracts when sold separately. This error was corrected in the first quarter ended September 30, 2015 by reducing net sales by $9,259,000 and net income by $5,926,000, respectively.

                The Company assessed the materiality of these errors on each of the fiscal years ended June 30, 2013, 2014 and 2015, and concluded that the errors were not material to any of these periods. The Company also concluded that recording an out-of-period correction would not be material to the six months ended December 31, 2015. Consequently, the accompanying condensed consolidated statement of operations for the six months ended December 31, 2015 have been corrected.

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

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise IT, big data, HPC and embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. Our net sales were $639.0 million and $1,158.6 million for the three and six months ended December 31, 2015, respectively, and $503.0 million and $946.3 million for the three and six months ended December 31, 2014, respectively. The increase in our net sales in the three and six months ended December 31, 2015 compared with the three and six months ended December 31, 2014 was primarily due to increased sales of our server systems optimized for OEM and cloud/internet data center computing. Net sales of optimized servers were $453.7 million and $810.0 million for the three and six months ended December 31, 2015, respectively, and $302.3 million and $557.9 million for the three and six months ended December 31, 2014, respectively, and net sales of subsystems and accessories were $185.2 million and $348.6 million for the three and six months ended December 31, 2015, respectively, and $200.8 million and $388.5 million for the three and six months ended December 31, 2014, respectively. In the three and six months ended December 31, 2015, we experienced strong growth in sales of our complete systems including ultra, storage, data center optimized servers and Twin family of servers. The percentage of our net sales represented by sales of complete server systems increased to 71.0% and 69.9% in the three and six months ended December 31, 2015 from 60.1% and 58.9% in the three and six months ended December 31, 2014, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net income was $34.7 million and $48.4 million for the three and six months ended December 31, 2015, respectively, and $31.2 million and $52.1 million for the three and six months ended December 31, 2014, respectively. Our increase in net income in the three months ended December 31, 2015 was primarily attributable to an increase in our gross profit resulting primarily from higher sales of our server systems, partially offset by higher operating and income tax expenses. Our decrease in net income in the six months ended December 31, 2015 was primarily attributable to the recording of a $9.3 million out-of-period adjustment relating to extended warranty revenue in the three months ended September 30, 2015. This deferred revenue will be recognized through fiscal year 2019. The impact on net income from this out-of-period adjustment was $5.9 million.

We sell our server systems and subsystems and accessories through distributors and OEMs as well as through our direct sales force. We derived 58.1% and 56.4% of our net sales from products sold to OEMs and to end customers and 41.9% and 43.6% from products sold to distributors for the three and six months ended December 31, 2015, respectively. We derived 50.0% and 47.2% of our net sales from products sold to OEMs and to end customers and 50.0% and 52.8% from products sold to distributors for the three and six months ended December 31, 2014, respectively. Sales to SoftLayer, a division of IBM Corporation, represented 15.0% and 12.8% of our net sales in the three and six months ended December 31, 2015, and represented 15.1% and 11.9% of our net sales in the three and six months ended December 31, 2014. We derived 63.7% and 64.4% of our net sales from customers in the United States for the three and six months ended December 31, 2015, respectively, and 57.0% and 56.0% for the three and six months ended December 31, 2014, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 4.7% and 5.1% of our net sales for the three and six months ended December 31, 2015, respectively, and 5.1% and 5.0% of our net sales for the three and six months ended December 31, 2014, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2016, we have continued to increase manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers and we have improved our utilization of our overseas manufacturing capacity.

One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2015, our purchases from Ablecom represented 13.4% and 13.3% of our cost of sales, respectively, compared to 13.8% and 14.1% of our cost of sales for the three and six months ended December 31, 2014, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our cost of sales. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of the second quarter of fiscal 2016:

•
Net cash provided by (used in) operating activities was $86.9 million and $(8.7) million during the six months ended December 31, 2015 and 2014, respectively. Our cash and cash equivalents, together with our investments, were $172.6 million at the end of the second quarter of fiscal year 2016, compared with $98.1 million at the end of fiscal year 2015. The increase in our cash and cash equivalents, together with our investments at the end of the second quarter of fiscal year 2016 was primarily due to $86.9 million of cash provided by our operating activities and $1.1 million of borrowings, net of repayments offset in part by $15.2 million of purchases of property and equipment, of which $4.9 million was related to property and equipment installed at our Green Computing Park in San Jose, California, and $2.3 million was related to the implementation of a new ERP system for the U.S. headquarters and our subsidiaries.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the second quarter of fiscal year 2016 was 44 days, compared with 43 days at the end of fiscal year 2015.

•
Our inventory balance was $486.5 million at the end of the second quarter of fiscal year 2016, compared with $463.5 million at the end of fiscal year 2015. Days sales of inventory at the end of the second quarter of fiscal year 2016 was 82 days, compared with 83 days at the end of fiscal year 2015.

•
Our purchase commitments with contract manufacturers and suppliers were $399.1 million at the end of the second quarter of fiscal year 2016 and $378.3 million at the end of fiscal year 2015. Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $160.9 million, which have terms expiring through December 2016. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

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

Revenue recognition. We recognize revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer. Our standard arrangement with our customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms, for which revenue is recognized when the products arrive at the stated destination. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

In addition, certain customers have acceptance provisions and revenue is deferred until the customers provide the necessary acceptance. We have an immaterial amount of deferred revenue and costs related to shipments to customers pending acceptance as of December 31, 2015 and June 30, 2015.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. We also make estimates of the uncollectibility of accounts receivables, analyzing accounts receivable and historical bad debts, customer concentration, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. Our provision (recovery) for bad debt was $707,000 and $805,000 in the three and six months ended December 31, 2015, respectively, and $(33,000) and $(87,000) in the three and six months ended December 31, 2014, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our reported operating expenses. We provide for price protection to certain distributors. We assess the market competition and product technology obsolescence, and make price adjustments based on our judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on our distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time we reduce the product prices.

We have an immaterial amount of service revenue relating to on-site service, extended warranty and non-warranty repairs. Revenue for on-site service, and extended warranty is recognized over the contracted service period, and revenue for non-warranty repair service is recognized upon shipment of the repaired units to customers. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $7.8 million as of December 31, 2015, compared with $7.7 million as of June 30, 2015. The provision for warranty reserve was $4.7 million and $8.5 million in the three and six months ended December 31, 2015, respectively, and $3.3 million and $7.0 million in the three and six months ended December 31, 2014, respectively. The change in estimated liability for pre-existing warranties was ($1.6) million and $(1.8) million for the three and six months ended December 31, 2015, respectively, and $(0.1) million and $(0.3) million for the three and six months ended December 31, 2014, respectively. The change in estimated liability for pre-existing warranties decreased due to our decrease in warranty claims in the three and six months ended December 31, 2015. The provision for warranty reserve increased $1.4 million and $1.6 million compared to the three and six months ended December 31, 2014, respectively, primarily due to the increase in our net sales partially offset by our decrease in warranty claims. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates accordingly.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units based upon the number of units that are unlikely to be sold based upon estimated demand for the following twelve months as well as historical usage and sales activity. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $2.1 million and $3.8 million in the three and six months ended December 31, 2015, respectively, and $2.5 million and $4.2 million in the three and six months ended December 31, 2014, respectively.

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

Stock-based compensation. We measure and recognize the compensation expense for all share-based awards made to employees and non-employee members of our Board of Directors including employee stock options and restricted stock units. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. We estimated the fair value of stock options granted using a Black-Scholes option-pricing model and a single option award approach. This model requires us to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of our common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Compensation expense for options and restricted stock units granted to employees was $4.0 million and $7.9 million for the three and six months ended December 31, 2015, respectively, and $3.2 million and $6.2 million for the three and six months ended December 31, 2014, respectively. As of December 31, 2015, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options and restricted stock units to employees and non-employee members of our Board of Directors, was $34.5 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.33 years. See Note 2 of Notes to our Condensed Consolidated Financial Statements for additional information.

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

In May 2012, we and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of December 31, 2015, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2015, $6,000 and $4,000, respectively, of net loss attribute to Ablecom's interest was included in our general and administrative expenses in the condensed consolidated statement of operations. In the three and six months ended December 31, 2014, $10,000 and $7,000, respectively, of net loss attributable to Ablecom's interest was included in our general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations

Net Sales

The following table presents net sales by product type for the three and six months ended December 31, 2015 and 2014 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Server systems	$453.7	$302.3	$151.4	50.1%	$810.0	$557.9	$252.1	45.2%
Percentage of total net sales	71.0%	60.1%			69.9%	58.9%
Subsystems and accessories	185.2	200.8	(15.6)	(7.8)%	348.6	388.5	(39.9)	(10.3)%
Percentage of total net sales	29.0%	39.9%			30.1%	41.1%
Total net sales	$639.0	$503.0	$136.0	27.0%	$1,158.6	$946.3	$212.2	22.4%

The following table presents unit sales and average selling price by product type for the three and six months ended December 31, 2015 and 2014 (units in thousands):

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2015	2014	%	2015	2014	%
Server systems:
Unit sales	102	78	30.8%	189	135	40.0%
Average selling price	$4,449	$3,875	14.8%	$4,285	$4,132	3.7%
Subsystems and accessories:
Unit sales	1,092	1,155	(5.5)%	2,008	2,289	(12.3)%
Average selling price	$169	$174	(2.9)%	$173	$170	1.8%

Comparison of Three Months Ended December 31, 2015 and 2014

The increase in our net sales in the three months ended December 31, 2015 compared with the three months ended December 31, 2014 was primarily due to continued increased sales of our products optimized for OEM and cloud/internet data center computing who increasingly are purchasing complete server systems from us. The year-over-year growth in net sales of our server systems in the three months ended December 31, 2015 was due primarily to an increase in unit volumes of server systems and an increase in the average selling price of our server systems. The average selling prices of our server systems increased primarily due to higher sales of our complete server systems which offer higher density computing and more memory and hard disk drive capacity. The increase in the sales of these complete systems include our ultra, storage, data center optimized servers and Twin family of servers.

The year-over-year decrease in net sales and unit sales of our subsystems and accessories in the three months ended December 31, 2015 was primarily due to lower sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators who are purchasing accessories from us and completing the final assembly themselves.

Comparison of Six Months Ended December 31, 2015 and 2014

The increase in our net sales in the six months ended December 31, 2015 compared with the six months ended December 31, 2014 was primarily due to continued increased sales of our products optimized for OEM and cloud/internet data center computing who increasingly are purchasing complete server systems from us offset in part by a $9.3 million out-of-period adjustment relating to extended warranty revenue which was recognized in the three prior fiscal year period ended June 30, 2015 and deferred in the three months ended September 30, 2015. The year-over-year growth in net sales of our server systems in the six months ended December 31, 2015 was due primarily to an increase in unit volumes of server systems and to a lesser extent an increase in the average selling price of our server systems. The average selling prices of our server systems increased primarily due to higher sales of our complete server systems which offer higher density computing and more memory and hard disk drive capacity. The increase in the sales of these complete systems include our ultra, storage, data center optimized servers and Twin family of servers.

The year-over-year decrease in net sales and unit sales of our subsystems and accessories in the six months ended December 31, 2015 was primarily due to lower sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators who are purchasing accessories from us and completing the final assembly themselves.

The following table presents the percentages of net sales from products sold to distributors and OEMs and to end customers for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2015	2014	%	2015	2014	%
Distributors	41.9%	50.0%	(8.1)%	43.6%	52.8%	(9.2)%
OEMs and end customers	58.1%	50.0%	8.1%	56.4%	47.2%	9.2%
Total net sales	100.0%	100.0%		100.0%	100.0%

The following table presents percentages of net sales by geographic region for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2015	2014	%	2015	2014	%
United States	63.7%	57.0%	6.7%	64.4%	56.0%	8.4%
Europe	17.9%	18.2%	(0.3)%	17.4%	19.2%	(1.8)%
Asia	13.8%	15.6%	(1.8)%	14.0%	17.6%	(3.6)%
Others	4.6%	9.2%	(4.6)%	4.2%	7.2%	(3.0)%
Total net sales	100.0%	100.0%		100.0%	100.0%

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three and six months ended December 31, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Total cost of sales	$532.6	$418.6	$114.0	27.2%	$980.0	$792.7	$187.3	23.6%
Total gross profit	106.4	84.5	$21.9	25.9%	178.6	153.6	$24.9	16.2%
Total gross margin	16.6%	16.8%		(0.2)%	15.4%	16.2%		(0.8)%

Comparison of Three Months Ended December 31, 2015 and 2014

The quarter-over-quarter increase in absolute dollars of cost of sales in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 was primarily attributable to the increase in net sales. In the three months ended December 31, 2015, we recorded a $2.1 million expense, net of recovery, or 0.3% of net sales, related to the inventory provision as compared to $2.5 million, or 0.5% of net sales, in the three months ended December 31, 2014.

In the three months ended December 31, 2015, we recorded a $4.7 million expense, or 0.7% of net sales, related to the provision for warranty reserve as compared to a $3.3 million expense, or 0.7% of net sales, in the three months ended December 31, 2014. The increase in the provision for warranty reserve was primarily due to higher net sales partially offset by the decrease in warranty claims in the three months ended December 31, 2015. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Gross margin percentage was 16.6% and 16.8% for the three months ended December 31, 2015 and 2014, respectively, as higher sales of complete server systems such as ultra and storage servers which have higher gross margin, offset by lower gross margins from sales of cloud/internet data center sales and our subsystem and accessories. In addition, with the growth of our business, we have been able to achieve greater economies of scale which has in part offset the increasing percentage of our sales represented by lower margin cloud/internet data center sales.

Comparison of Six Months Ended December 31, 2015 and 2014

The year-over-year increase in absolute dollars of cost of sales in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 was primarily attributable to the increase in net sales. In the six months ended December 31, 2015, we recorded a $3.8 million expense, net of recovery, or 0.3% of net sales, related to the inventory provision as compared to $4.2 million, or 0.4% of net sales, in the six months ended December 31, 2014.

In the six months ended December 31, 2015, we recorded a $8.5 million expense, or 0.7% of net sales, related to the provision for warranty reserve as compared to a $7.0 million expense, or 0.7% of net sales, in the six months ended December 31, 2014. The increase in the provision for warranty reserve was primarily due to higher net sales partially offset by the decrease in warranty claims in the six months ended December 31, 2015. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Gross margin percentage was 15.4% and 16.2% for the six months ended December 31, 2015 and 2014, respectively. The year-over-year decrease in gross margins in the six months ended December 31, 2015 was mainly due to a $9.3 million out-of-period adjustment relating to extended warranty revenue which was recognized in the three fiscal year period ended June 30, 2015. Gross margin percentage would have been 16.1% without this out-of-period adjustment.

Operating Expenses

Operating expenses for the three and six months ended December 31, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Research and development	$30.3	$25.5	$4.8	18.8%	$58.6	$47.0	$11.6	24.7%
Percentage of total net sales	4.7%	5.1%			5.1%	5.0%
Sales and marketing	16.5	11.2	5.3	47.5%	30.7	22.2	8.6	38.6%
Percentage of total net sales	2.6%	2.2%			2.7%	2.3%
General and administrative	10.5	4.9	5.6	112.6%	18.7	10.0	8.7	87.1%
Percentage of total net sales	1.6%	1.0%			1.5%	1.1%
Total operating expenses	$57.2	$41.6	$15.7	37.7%	$108.0	$79.1	$28.9	36.5%
Percentage of total net sales	8.9%	8.3%			9.3%	8.4%

Comparison of Three Months Ended December 31, 2015 and 2014

Research and development expenses. Research and development expenses increased by $4.8 million, or 18.8% in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Research and development expenses were 4.7% and 5.1% of net sales for the three months ended December 31, 2015 and 2014, respectively. The increase in absolute dollars was driven primarily by an increase of $4.5 million in compensation and benefits including stock-based compensation expense.

Research and development expenses include stock-based compensation expense of $2.5 million and $2.0 million for the three months ended December 31, 2015 and 2014, respectively.

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

Sales and marketing expenses. Sales and marketing expenses increased by $5.3 million, or 47.5% in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Sales and marketing expenses were 2.6% and 2.2% of net sales for the three months ended December 31, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $2.5 million in compensation and benefits resulting primarily from growth in sales and marketing personnel, a decrease of $1.3 million in marketing co-op funding from certain suppliers and an increase of $1.2 million in advertising, marketing promotional and trade show expenses.

Sales and marketing expenses include stock-based compensation expense of $0.4 million and $0.4 million for the three months ended December 31, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses increased by $5.6 million, or 112.6% in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. General and administrative expenses were 1.6% and 1.0% of net sales for the three months ended December 31, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $1.9 million in compensation and benefits including stock-based compensation expense, an increase of $1.3 million in foreign currency transaction loss, an increase of $1.2 million in legal, audit and accounting expenses, and an increase of $0.7 million in bad debt expense.

General and administrative expenses include stock-based compensation expense of $0.8 million and $0.5 million for the three months ended December 31, 2015 and 2014, respectively.

Comparison of Six Months Ended December 31, 2015 and 2014

Research and development expenses. Research and development expenses increased by $11.6 million, or 24.7% in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. Research and development expenses were 5.1% and 5.0% of net sales for the six months ended December 31, 2015 and 2014, respectively. The increase in absolute dollars was driven primarily by an increase of $9.1 million in compensation and benefits including stock-based compensation expense and a decrease of $1.9 million refund of value added taxes on research and development expenses.

Research and development expenses include stock-based compensation expense of $4.9 million and $3.9 million for the six months ended December 31, 2015 and 2014, respectively.

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

Sales and marketing expenses. Sales and marketing expenses increased by $8.6 million, or 38.6% in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. Sales and marketing expenses were 2.7% and 2.3% of net sales for the six months ended December 31, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $4.3 million in compensation and benefits resulting primarily from growth in sales and marketing personnel, an increase of $2.4 million in advertising, marketing promotional and trade show expenses and a decrease of $1.1 million in marketing co-op funding from certain suppliers.

Sales and marketing expenses include stock-based compensation expense of $0.8 million and $0.8 million for the six months ended December 31, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses increased by $8.7 million, or 87.1% in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. General and administrative expenses were 1.5% and 1.1% of net sales for the six months ended December 31, 2015 and 2014, respectively. The increase in absolute dollars was primarily due to an increase of $3.9 million in compensation and benefits including stock-based compensation expense, an increase of $3.1 million in legal, audit and accounting expenses and an increase of $0.9 million in bad debt expenses.

General and administrative expenses include stock-based compensation expense of $1.7 million and $1.1 million for the six months ended December 31, 2015 and 2014, respectively.

Interest and Other Expense, Net

Interest and other expense, net for the three and six months ended December 31, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Interest and other income, net	$—	$—	$—	N/M*	$0.1	$0.1	$—	N/M*
Interest expense	(0.4)	(0.2)	(0.2)	118.6%	(0.7)	(0.4)	(0.3)	91.0%
Interest and other expense, net	$(0.4)	$(0.2)	$(0.2)	155.8%	$(0.6)	$(0.3)	$(0.3)	99.0%

*Not meaningful

Comparison of Three Months Ended December 31, 2015 and 2014

Interest and other expense, net. Interest and other expense, net increased by $0.2 million in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The increases were primarily due to higher interest expense on debt.

Comparison of Six Months Ended December 31, 2015 and 2014

Interest and other expense, net. Interest and other expense, net increased by $0.3 million in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The increases were primarily due to higher interest expense on debt.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three and six months ended December 31, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Provision for income taxes	$14.1	$11.5	$2.6	22.3%	$21.6	$22.1	$(0.5)	(2.4)%
Percentage of total net sales	2.2%	2.3%			1.8%	2.3%
Effective tax rate	28.8%	26.9%			30.8%	29.8%

Comparison of Three Months Ended December 31, 2015 and 2014

Provision for income taxes. Provision for income taxes increased by $2.6 million, or 22.3% in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The effective tax rate was 28.8% and 26.9% for the three months ended December 31, 2015 and 2014, respectively. The higher income tax provision for the three months ended December 31, 2015 was primarily attributable to our higher operating income. The effective tax rate for the three months ended December 31, 2015 was higher primarily due to additional foreign tax accrual and lower benefit from disqualifying dispositions of shares issued upon exercise of incentive stock options.

Comparison of Six Months Ended December 31, 2015 and 2014

Provision for income taxes. Provision for income taxes decreased by $0.5 million, or 2.4% in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The effective tax rate was 30.8% and 29.8% for the six months ended December 31, 2015 and 2014, respectively. The lower income tax provision for the six months ended December 31, 2015 was primarily attributable to our lower operating income. The effective tax rate for the six months ended December 31, 2015 was higher primarily due to lower year-to-date profits.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $170.0 million and $95.5 million as of December 31, 2015 and June 30, 2015, respectively. Our cash in foreign locations was $51.9 million and $26.3 million at December 31, 2015 and June 30, 2015, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by (used in) operating activities was $86.9 million and $(8.7) million for the six months ended December 31, 2015 and 2014, respectively.

Net cash provided by our operating activities for the six months ended December 31, 2015 was primarily due to our net income of $48.4 million, an increase in accounts payable of $20.7 million, an increase in other long-term liabilities of $18.7 million, an increase in accrued liabilities of $9.7 million, stock-based compensation expense of $7.9 million, a decrease in accounts receivable of $7.6 million, depreciation expense of $6.0 million, and provision for inventory of $3.8 million, which were partially offset by an increase in inventory of $26.8 million, an increase in deferred income taxes assets of $4.4 million, and an increase in prepaid expenses and other assets of $4.3 million.

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

The decrease for the six months ended December 31, 2015 in accounts receivable was primarily due to lower sales in the last month of the second quarter of fiscal year 2016 as compared to the last month of the fourth quarter of fiscal year 2015. The increase for the six months ended December 31, 2015 in inventory and accounts payable was primarily due to higher purchases to support the lunar new year holiday shutdown in Asia in the beginning of February 2016 and higher sales in the six months ended December 31, 2015. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $15.6 million and $11.7 million for the six months ended December 31, 2015 and 2014, respectively. In the six months ended December 31, 2015, of the net cash used in our investing activities, $15.2 million was related to the purchase of property, plant and equipment, of which $4.9 million was related to the property and equipment of manufacturing buildings at our Green Computing Park in San Jose, California, and $2.3 million was related to the implementation of a new ERP system for the U.S. headquarters and its subsidiaries. We plan to continue the development and construction of improvements to our properties through fiscal year 2017. We anticipate investing approximately $26.5 million through November 2016 to build the second manufacturing facility and remodel our office building. We plan to finance this development through our operating cash flows and additional borrowings from banks. In the six months ended December 31, 2014, $11.0 million was related to the purchase of property, plant and equipment.

Financing activities. Net cash provided by our financing activities was $3.3 million and $7.2 million for the six months ended December 31, 2015 and 2014, respectively. In the six months ended December 31, 2015, we borrowed an additional $14.4 million under our revolving line of credit from Bank of America and CTBC Bank and repaid $13.3 million in loans. Further, we received $2.4 million related to the proceeds from the exercise of stock options in the six months ended December 31, 2015.

In the six months ended December 31, 2014, we received $12.7 million related to the proceeds from the exercise of stock options. Further, we borrowed an additional $5.2 million under our revolving line of credit from CTBC Bank and repaid $14.4 million in loans in the six months ended December 31, 2014.

In the six months ended December 31, 2015 and 2014, $0.4 million and $2.8 million was related to the excess tax benefits from stock-based compensation, respectively. We expect the net cash provided by financing activities will increase throughout fiscal year 2016 as we intend to obtain additional financing from banks for our working capital requirements.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America
In June 2015, we entered into an amendment to our existing credit agreement with Bank of America, which provided for (i) a $65.0 million revolving line of credit facility that would have matured on November 15, 2015 and (ii) a five-year $14.0 million term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In November 2015, we extended the revolving line of credit to mature on February 15, 2016, and we are currently negotiating with Bank of America to renew the revolving line of credit.

The line of credit facility provided for borrowings denominated both in U.S. dollars and in Taiwanese dollars. For borrowings denominated in U.S. dollars, the interest rate for the revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.24% at December 31, 2015. For borrowings denominated in Taiwanese dollars, the interest rate for the revolving line of credit is equal to the lender's established interest rate which is adjusted monthly.

As of December 31, 2015 and June 30, 2015, the total outstanding borrowings under the Bank of America term loan were $2.3 million and $3.7 million, respectively. The total outstanding borrowings under the Bank of America line of credit were $62.2 million and $59.7 million as of December 31, 2015 and June 30, 2015, respectively. The interest rates for these loans ranged from 0.89% to 1.74% per annum at December 31, 2015 and 0.79% to 1.68% per annum at June 30, 2015, respectively. As of December 31, 2015, the unused revolving line of credit under Bank of America was $2.8 million.

CTBC Bank
In November 2015, we entered into an amendment to the existing credit agreement with CTBC Bank Co., Ltd ("CTBC Bank", formerly, China Trust Bank) to extend the maturity date to January 31, 2016. The amendment provides for (i) a 12-month NT$700.0 million or $22.0 million U.S. dollar equivalents term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $17.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NT$1.0 billion or $30.3 million U.S. dollar equivalents. In January 2016, we further extended the revolving line of credit to mature on March 31, 2016, and we are currently negotiating with CTBC Bank to renew the credit agreement.
The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $20.0 million and $21.3 million as of December 31, 2015 and June 30, 2015, respectively. The total outstanding borrowings under the CTBC Bank revolving line of credit was $9.7 million in U.S. dollars at December 31, 2015 and June 30, 2015. The interest rate for these loans were ranged from 0.79% and 1.14% at December 31, 2015 and 0.82% and 1.16% per annum at June 30, 2015. At December 31, 2015, NT$21.0 million or $0.6 million U.S. dollar equivalents were available for future borrowing under this credit agreement.

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

As of December 31, 2015, our total assets of $1,148.5 million collateralized the line of credit with Bank of America and were all of our assets except for the three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of December 31, 2015, total assets collateralizing the term loan with Bank of America were $17.2 million. As of December 31, 2015, the Company was in compliance with all financial covenants associated with the term loan and line of credit with Bank of America.

As of December 31, 2015, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $26.9 million. There are no financial covenants associated with the term loan with CTBC Bank at December 31, 2015.

Contract Manufacturers
In the three and six months ended December 31, 2015, we paid our contract manufacturers within 37 to 78 days of invoice and Ablecom between 46 to 89 days of invoice. Ablecom, a Taiwan corporation, is one of our major contract manufacturers and a related party. As of December 31, 2015 and June 30, 2015 amounts owed to Ablecom by us were approximately $59.2 million and $59.0 million, respectively.

Auction Rate Securities Valuation
As of December 31, 2015, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AA2 at December 31, 2015. These auction rate preferred shares have no stated maturity date.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2015, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2015, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. In the three and six months ended December 31, 2015 and 2014, there was no auction rate securities redeemed or sold.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$4,176	$5,977	$4,984	$2,546	$17,683
Capital leases, including interest	228	392	136	—	756
Debt, including interest (1)	94,252	—	—	—	94,252
Purchase commitments (2)	399,120	—	—	—	399,120
Total (3)	$497,776	$6,369	$5,120	$2,546	$511,811

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at December 31, 2015.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $160.9 million of hard disk drive purchase commitments at December 31, 2015, which will be paid through December 2016. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred service revenue of $25.0 million and unrecognized tax benefits and related interest and penalties accrual of $15.9 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Adoption of New Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The new standard is effective for us on July 1, 2018. We are currently evaluating the effect the guidance will have on our financial statement disclosures, results of operations and financial position.

In April 2015, the FASB issued an amendment to the accounting guidance related to presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued an amendment to the accounting guidance related to presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The amendment clarified that an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for us on July 1, 2016. We are currently evaluating the effect the amendment to the guidance will have on our financial statement disclosures, results of operations and financial position.

In July 2015, the FASB issued an amendment to the authoritative guidance related to inventory measurement. The amendment requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The amendment is effective for us on July 1, 2017. We are currently evaluating the effect the amendment to the guidance will have on our financial statement disclosures, results of operations and financial position.

In November 2015, the FASB issued an amendment to the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. Early adoption is permitted as of the beginning of an interim or annual reporting period. The amendment is effective for us on July 1, 2017. We are currently evaluating the effect the amendment to the guidance will have on our financial statement disclosures, results of operations and financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2015, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.79% to 1.74% at December 31, 2015 and 0.79% to 1.68% at June 30, 2015, respectively. Based on the outstanding principal indebtedness of $94.2 million under our credit facilities as of December 31, 2015, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Liquidity Risk

As of December 31, 2015, we held $2.6 million of auction rate securities, net of unrealized losses, representing our interest in auction rate preferred shares in a closed end mutual fund invested in municipal securities; the auction rate security was rated AA2 at December 31, 2015. These auction rate preferred shares have no stated maturity date. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, as of December 31, 2015, $2.6 million of these auction rate securities have been classified as long-term available-for-sale investments. Based on our assessment of fair value at December 31, 2015, we have recorded an accumulated unrealized loss of $0.1 million, net of deferred income taxes, on long-term auction rate securities. The unrealized loss was deemed to be temporary and has been recorded as a component of accumulated other comprehensive loss. During the three and six months ended December 31, 2015 and 2014, no auction rate securities were redeemed or sold.

Although we have determined that we will not likely be required to sell the securities before the anticipated recovery and we have the intent and ability to hold our investments until successful auctions occur, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal. There can be no assurances that these investments will be settled in the short term or that they will not become other-than-temporarily impaired subsequent to December 31, 2015, as the market for these investments is presently uncertain. In any event, we do not have a present need to access these funds for operational purposes. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate them. We may be required to record impairment charges in periods subsequent to December 31, 2015 in respect to these securities and, if a liquid market does not develop for these investments, we could be required to hold them to market recovery.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and six months ended December 31, 2015 was $(0.5) million and $1.4 million, respectively, and for the three and six months ended December 31, 2014, was $0.8 million and $1.4 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, and were not operating at the reasonable assurance level as of December 31, 2015.

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

Because of the material weakness identified, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have implemented changes to our internal control over financial reporting to address the material weakness described above.

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

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to data centers, leading internet companies and for other cloud computing applications. One of our customers accounted for 15.0% and 12.8% of our net sales in the three and six months ended December 31, 2015, respectively. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $160.9 million as of December 31, 2015, a decrease from $185.7 million as of June 30, 2015 and will be paid through December 2016. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and will likely impact our gross profit in the future. Our existing and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline. Likewise if we fail to enter into commitments we may be exposed to limited availability of supply or higher inventory costs which could result in lower net sales and adversely impact gross margin and net income.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. For example, we recorded a reserve in the quarters ended March 31, 2013 and June 30, 2013 relating to specialized inventory purchased for one customer. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. If we are later able to sell inventory with respect to which we have taken a reserve at a profit, it may increase the quarterly variances in our operating results. Additionally, the rapid pace of innovation in our industry could render significant portions of our existing inventory obsolete. Certain of our distributors and OEMs have rights to return products, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor's or OEM's inventory at certain times, such as termination of the agreement or product obsolescence. Any returns under these arrangements could result in additional obsolete inventory. In addition, server systems, subsystems and accessories that have been customized and later returned by those of our customers and partners who have return rights or stock rotation rights may be unusable for other purposes or may require reformation at additional cost to be made ready for sale to other customers. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business and financial results. For example, during the three and six months ended December 31, 2015, we recorded inventory write-downs charged to cost of sales of $2.1 million and $3.8 million for lower of cost or market and excess and obsolete inventory, respectively, and $2.5 million and $4.2 million during the three and six months ended December 31, 2014, respectively. For additional information regarding customer return rights, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Inventory Valuation.”

We may encounter difficulties with our ERP systems.

We have implemented a new enterprise resource planning, or ERP, system and have commenced using the new system in the U.S. in July 2015 and in Taiwan and the Netherlands in January 2016. We have incurred and expect to continue to incur additional expenses for our implementation. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could result in potentially much higher costs than we currently anticipate and could adversely affect our ability to develop new products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Sales of our products through third party distributors and resellers accounted for 41.9% and 43.6% of our net sales in the three and six months ended December 31, 2015, respectively, and 50.0% and 52.8% in the three and six months ended December 31, 2014, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a majority of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 13.4% and 13.3% of our cost of sales for the three and six months ended December 31, 2015, respectively, and 13.8% and 14.1% for the three and six months ended December 31, 2014, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of January 31, 2016, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 42.7% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1	Extension of credit agreement with CTBC Bank dated January 29, 2016
21.1	Subsidiaries of Super Micro Computer, Inc.
31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	February 4, 2016	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 4, 2016	/s/ Howard Hideshima
Howard Hideshima Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)