Form 10-K
period 2016-06-30
Super Micro Computer, Inc.
filed 2016-08-26
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 31, 2015, as reported by the NASDAQ Global Select Market, was $1,312,866,144. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 18, 2016 there were 48,656,429 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.
DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2016

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described below, under “Item 1A Risk Factors”, and in other parts of this Form 10-K as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We cannot guarantee future results, levels of activity, performance or achievements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.        Business

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise IT, big data, high performance computing, or HPC, and Internet of Things, or IoT,/ embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. We offer our customers a high degree of flexibility and customization by providing what we believe to be the industry’s broadest array of server configurations from which they can choose the optimal solution which fits their computing needs. Our server systems, subsystems and accessories are architecturally designed to provide high levels of reliability, quality and scalability, thereby enabling our customers to benefit from improvements in compute performance, density, thermal management and power efficiency which lead to lower overall total cost of ownership.

We perform the majority of our research and development efforts in-house, which increases the efficiency of communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard components and materials to develop proprietary products, such as serverboards, chassis, power supplies, networking and storage devices. This building block approach allows us to provide a broad range of SKUs, and enables us to build and deliver application-optimized solutions based upon customers’ requirements. As of June 30, 2016, we offered over 4,950 SKUs, including SKUs for server and storage systems, serverboards, chassis, power supplies and other system accessories.

We conduct our operations principally from our Silicon Valley headquarters in California and subsidiaries in Taiwan and the Netherlands. We sell our server systems and server subsystems and accessories through our direct sales force as well as through distributors, including value added resellers and system integrators, and OEMs. During fiscal year 2016, our products were purchased by over 800 customers in 100 countries. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2016, 2015 and 2014, our net sales were $2,215.6 million, $1,991.2 million and $1,467.2 million, respectively, and our net income was $72.0 million, $101.9 million and $54.2 million, respectively.

The Super Micro Solution

We develop and manufacture high performance server solutions based upon an innovative, modular and open architecture. Our primary competitive advantages arise from how we use our integrated internal research and development organization coupled with our deep understanding of complex computing requirements to develop the intellectual property used in our server solutions. These competitive advantages have enabled us to develop a set of design principles and performance specifications that meet industry standard Server System Infrastructure, or SSI, requirements and also incorporate the advanced functionality and capabilities required by our customers. We believe that our approach provides us with greater flexibility to quickly and efficiently develop new server solutions that are optimized for our customers' specific application requirements. Our modular architectural approach has allowed us to offer our customers what we believe to be the industry’s largest array of server systems and subsystems and accessories with performance optimized for their unique applications.

Flexible and Customizable Server Solutions

We provide flexible and customizable server solutions to address the specific application needs of our customers. Our design principles allow us to aggregate industry standard components and materials to develop optimized server subsystems and accessories, such as serverboards, chassis and power supplies to deliver a broad range of products with superior features. We believe this building block approach allows us to provide a broad range of optimized solution SKUs.

Rapid Time-to-Market

We are able to reduce the design and development time required to incorporate the latest technologies into the next generation application optimized server solutions. Our in-house design competencies, control of the design of many of the components used within our server systems and our building block architecture enable us to rapidly develop, build and test server systems, subsystems and accessories with unique configurations. As a result, when new technologies are brought to market, we are generally able to quickly design, integrate and assemble solutions with little need to re-engineer other portions of our solution. Our efficient design capabilities allow us to offer our customers server solutions incorporating the latest technology with a better price-to-performance ratio. We work closely with the leading microprocessor vendors and other hardware and software suppliers to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology.

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

High Density Servers

Our servers are designed to enable customers to maximize computing power while minimizing the physical space utilized. We offer server systems with up to four times the density of conventional solutions, which allows our customers to efficiently deploy our server systems in scale-out configurations. Through our industry leading technology, we can offer significantly more memory, hard disk drive storage and expansion slots than traditional server systems with a comparable server form factor. For example, our FatTwin solutions contain eight or four full feature DP hot-pluggable compute nodes with NVMe support in a 4U server. The 8-node configuration provides high density and computing power for those compute-demanding applications, while the 4-node configuration offers up to 8 hot-pluggable 3.5" HDDs per U for those applications that require high storage capacity within a compact setting. This high density design is well suited for our customers that require highly space efficient solutions.

Strategy

Our objective is to be the leading provider of application optimized, high performance server, storage and networking solutions worldwide. Achieving this objective requires continuous development and innovation of our solutions with better price performance and architectural advantages compared with both our prior generation of solutions and the solutions of our competitors as well as solutions which expand the breadth of our coverage of data center needs. We believe that many of these product innovations are gaining momentum based on the strong year-over-year revenue growth across these next-generation products. We believe that our strategy and our ability to innovate and execute may enable us to maintain our relative competitive position in many of our product areas and improve our competitive position in others while providing us with several long-term growth opportunities. Key elements of our strategy include:

Maintain Our Time-to-Market Advantage

We believe one of our major competitive advantages is our ability to rapidly incorporate the latest computing innovations into our products. We intend to maintain our time-to-market advantage by continuing our investment in our research and development efforts to rapidly develop new proprietary server, storage and networking solutions based on industry standard components. We plan to continue to work closely with technology partners such as Intel Coporation ("Intel"), Advanced Micro Devices, Inc. ("AMD") and Nvidia Corporation ("Nvidia"), among others, to develop products that are compatible with the latest generation of industry standard technologies. We believe these efforts will allow us to continue to offer products that lead in price for performance as each generation of computing innovations becomes available.

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

Enhance Our Software Management Solutions

We have introduced and also plan to continue developing additional server, storage and networking management software capabilities as well as partner with certain software suppliers for software solutions that are integrated with our server products to enable our customers to simplify and automate the deployment, configuration and monitoring of our servers.

Expand Our Service & Support Offerings

We intend to continue to expand our customer service and support offerings and enable our customers to purchase service and support together with our complete server systems as total solution packages around the world. Our service and support is designed to help our customers improve uptime, reduce costs and enhance the productivity of their investment in our products. We believe that continued enhancement of these offerings will support the continued growth of our business and increase our penetration with enterprise customers.

Further Optimize Our Global Operating Structure

We plan to continue to increase our overseas manufacturing capacity and logistics capabilities in the Netherlands and Taiwan and continue our effort toward optimizing the efficiency of our global tax structure by expanding our reach geographically in order to more efficiently serve our customers and lower our manufacturing and tax costs.

Deepen Our Relationships with Suppliers and Manufacturers

Our efficient supply chain and combined internal and outsourced manufacturing allow us to build systems to order that are customized, while minimizing costs. We plan to continue leveraging our relationships with suppliers and contract manufacturers in order to maintain and improve our cost structure as we benefit from economies of scale. We intend to continue to source non-core products from external suppliers. We also believe that as our solutions continue to gain greater market acceptance, we will generate growing and recurring business for our suppliers and contract manufacturers. We believe this increased volume will enable us to receive better pricing. We believe that a highly disciplined approach to cost control is critical to success in our industry. For example, we continue to maintain our warehousing capacity in Asia through our relationship with Ablecom Technology, Inc. ("Ablecom"), one of our major contract manufacturers and a related party, so that we continue to deliver products to our customers in Asia and elsewhere more quickly and in higher volumes.

Products

We offer a broad range of application optimized server solutions, including storage, rackmount and blade server systems and subsystems and accessories which customers can use to build complete server systems.

Server Systems

We sell server systems in rackmount, standalone tower, blade, Twin and multi-node form factors. As of June 30, 2016, we offered over 1,200 different server systems. A summary of some of our server systems are listed below:

Our GPU/Xeon Phi optimized server systems in 1U, 2U, 4U, 7U and blade platforms achieve higher parallel processing capability with Intel's Many Integrated Core, or MIC, architecture based on Xeon Phi and are designed to provide high performance in calculation intensive applications.

Our IoT/embedded server systems are compact, smart, and secure products that reside on the edge of the network, connecting smart sensors and devices to the cloud over wireless or local networks (ex. LAN, WiFi, 3G, Zigbee and RF). These server systems are built on open architecture to ensure interoperability between systems, for ease of services deployment, and enable a broad ecosystem of solution providers. The IoT/embedded server systems enable users to securely aggregate, share, and filter data for analysis. These server systems help ensure that data generated by devices can travel securely and safely from the edge to the cloud and back - without replacing existing infrastructure.

Our MicroCloud server systems are high density, multi-node UP servers with up to 24 hot-pluggable nodes in a compact 3U form factor. MicroCloud integrates advanced technologies within a compact functional design to deliver high performance in environments with space and power limitations. These combined features provide a cost-effective solution for IT professionals implementing new hosting architectures for SMB and Public/Private Cloud Computing applications.

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

Our SuperStorage solutions in 2U, 3U and 4U platforms provide high density storage solutions while leveraging high efficiency power to maximize performance-per watt savings to reduce total cost of ownership, or TCO, for enterprise Data Centers, Big Data and other high performance applications. For example, we introduced over 50 new All-Flash NVME systems that deliver better performance and efficiency than traditional storage solutions, and our Simply Double SuperStorage systems that include twice the number of hot-swap bays as 2U industry standard systems, offer up to twice the storage capacity and IOPs in the same amount of space.

Our Twin architecture series of server systems including 1U and 2U Twin, 2U Twin², 1U and 2U TwinPro and 4U FatTwin are optimized for density, performance and efficiency for customers' storage, HPC and cloud computing requirements.

Our Ultra Server systems in 1U and 2U platforms are designed to deliver performance, flexibility, scalability, and serviceability that are ideal for demanding enterprise workloads. They allow enterprise IT professionals the ability to easily qualify a single server platform that can easily be reconfigured for varieties of applications, to reduce qualification time and to manage the need for excessive spares inventories.

Our Data Center Optimized (DCO) server systems deliver superior performance-per-watt to optimize data center TCO with an improved thermal architecture utilizing power efficient components and offset processors to help eliminate CPU preheating and support a 5+ year product life cycle.

Our internally developed switch products 1G/10G/40G/100G Ethernet, InfiniBand and Omni Path switches for rack-mount servers not only help us to offer more complete solutions for our customers, but also generate additional revenues.

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

Server Software Management Solutions

Our remote system management solutions, such as our Server Management suite, or SSM, including Supermicro Power Management software, or SPM, Supermicro Command Manager, or SCM, Supermicro Update Manager, or SUM, and SuperDoctor 5, or SD5, have been designed for server farm or data centers' system administration and management. These remote management software utilities provide the ability to manage large-scale servers and storage in an organization’s IT infrastructure. SPM is designed specifically for HPC/Data Center cluster deployment and management. We have also partnered with certain software suppliers for software solutions that are integrated with our server systems.

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

Serverboards

We design our serverboards with the latest chipset, networking technologies and infrastructure software. Each serverboard is designed and optimized to adhere to specific physical, electrical and design requirements in order to work with certain combinations of chassis and power supplies and achieve maximum functionality. For our rackmount server systems, we not only adhere to SSI specifications, but our customized specifications provide an advanced set of features that increase the functionality and flexibility of our products. As of June 30, 2016, we offered more than 600 SKUs for serverboards.

 Chassis and Power Supplies

Our chassis are designed to efficiently house our servers while maintaining interoperability, adhering to industry standards and increasing output efficiency through power supply design. We believe that our latest generation of power supplies achieves the maximum power efficiency available in the industry. Our power design technology reduces power consumption by increasing power efficiency to greater than 96%, which we believe is among the most efficient available in the industry. Our server chassis come with hot-plug, heavy-duty fans, fan speed control and an advanced air shroud design to maximize airflow redundancy. Our Powerstick design provides the slim form factor of a redundant power supply that increases system computing and storage density across our multiple product lines. As of June 30, 2016, we offered more than 550 SKUs for chassis and power supplies.

Other System Accessories

As part of our server component offerings, we also offer other system accessories that our customers may require or that we use to build our server solutions. These other products include, among others, microprocessors, memory and disk drives that generally are third party developed and manufactured products that we resell without modification. As of June 30, 2016, we offered more than 2,600 SKUs for other system accessories.

Supermicro Global Services

The Supermicro Global Services is comprised of customer support services and hardware enhanced services. Our customer support organization provides ongoing maintenance and technical support for our products through our website and 24-hour continuous direct phone based support. Our hardware enhanced services organization provides help desk services and product on-site support for our server systems. Both customer support services and hardware enhanced services develop and implement services solutions for our direct and OEM customers as well as our distributors. Service is provided to our customers directly or through approved distributors and third-party partners.

Support Services: Our customer support services offer market competitive warranties, generally from one (1) to three (3) years, and warranty upgrade options for products sold by our direct sales team and approved distributors.

Hardware Enhanced Services: Our strategic direct and OEM customers may purchase a variety of on-site support service plans. We offer several levels of on-site support that vary depending on specific services, response times, coverage hours and duration, repair priority levels, spare parts requirements, logistics, data privacy and security needs. Our services include server system integration, configuration and software upgrades and updates. We also perform the planning, identify service requirements, create and execute the project plan, conduct verification testing, training and provide technical documentation.

Research and Development

Our products incorporate over 23 years of research and development experience. We perform the majority of our research and development efforts in-house, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We continue to invest in reducing our design and manufacturing costs and improving the performance, cost effectiveness and thermal and space efficiency of our solutions.

Over the years, our research and development team has focused on the development of new and enhanced products that can support emerging protocols while continuing to accommodate legacy technologies. Much of our research and development activity is focused on the new product cycles of leading processor vendors. We work closely with Intel, AMD and NVIDIA among others, to develop products that are compatible with the latest generation of industry standard technologies under development. Our collaborative approach with the processor vendors allows us to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their respective development teams to optimize system performance and reduce system level issues. Similarly, we work very closely with our customers to identify their needs and develop our new product plans accordingly.

We believe that the combination of our focus on internal research and development activities, our close working relationships with customers and vendors and our modular design approach allow us to minimize time-to-market. Our latest introductions include our Simply Double storage portfolio of 2U 24 3.5" and 2U 48 2.5" drive servers. Ultra server design in 1U and 2U configurations, supporting up to 44 cores and 160W CPUs, 3TB of DDR4 memory in 24 DIMMs, 24 NVMe and 8 PCI-e 3.0 can be optimized for varieties of applications. MicroBlade design, a powerful and flexible extreme-density 3U/6U all-in-one total system, features 14/28 hot-swappable MicroBlade Modules supporting 112 ultra-low power Atom, or 56 UP or 28 DP Xeon processors with up to 4HDDs/SSDs. This architecture is an optimized, unified microserver, networking, storage, and remote management for cloud computing, dedicated hosting, web front end, content delivery and social networking applications.

As of June 30, 2016, we had 1,086 employees and 7 engineering consultants dedicated to research and development. Our total research and development expenses were $124.0 million, $100.3 million, and $84.3 million for fiscal years 2016, 2015 and 2014, respectively.

Customers

For fiscal year 2016, our products were purchased by over 800 customers, most of which are distributors, in 100 countries. In fiscal years 2016 and 2015, sales to SoftLayer, a division of IBM Corporation, represented 10.9% and 10.1%, respectively, of our total net sales. No customer represented greater than 10% of our total net sales for fiscal year 2014.

Sales and Marketing

Our sales and marketing program is focused on a combination of our direct sales force and indirect sales channels. As of June 30, 2016, our sales and marketing organization consisted of 311 employees and 37 independent sales representatives in 18 locations worldwide.

We work with distributors, including resellers and system integrators, and OEMs to market and sell customized solutions to their end customers. We provide sales and marketing assistance and training to our distributors and OEMs, who in turn provide service and support to end customers. We intend to leverage our relationships with key distributors and OEMs to penetrate select industry segments where our products can provide a superior alternative to existing solutions. For a group of customers who do not normally purchase through distributors or OEMs, we have a direct sales approach.

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

International Sales

Product fulfillment and first level support for our international customers are provided by our distributors, OEMs and Supermicro Global Services. Our international sales efforts are supported both by our international offices in the Netherlands, Taiwan, China and Japan as well as by our United States sales organization. Sales to customers located outside of the United States represented 36.9%, 41.7% and 44.8% of net sales in fiscal years 2016, 2015 and 2014, respectively. Our long-lived assets located outside of the United States represented 24.0%, 23.8% and 27.9% of total long-lived assets in fiscal years 2016, 2015 and 2014, respectively. See Note 14 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of international sales and long-lived assets.

Marketing

Our marketing programs are designed to inform existing and potential customers, the trade press, distributors and OEMs about the capabilities and benefits of using our products and solutions. Our marketing efforts support the sale and distribution of our products through direct sales and distribution channels. We rely on a variety of marketing vehicles, including advertising, public relations, web, social media, participation in industry trade shows and conferences to help gain market acceptance. We provide funds for cooperative marketing to our distributors. We also work closely with cooperative marketing programs, and benefit from market development funds, that our distributors and suppliers make available.

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

Manufacturing and Quality Control

We use several third party suppliers and contract manufacturers for materials and sub-assemblies, such as serverboards, chassis, disk drives, power supplies, fans and computer processors. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of our other components. Ablecom coordinates the manufacturing of chassis for us. In addition to providing a larger volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States, Europe and Asia.

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

We seek to maintain sufficient inventory such that most of the orders we receive can be filled within 14 days. We monitor our inventory on a continuous basis in order to be able to meet customer orders and to avoid inventory obsolescence. Due to our modular designs, our inventory can generally be used with multiple different products, further reducing the risk of inventory write-downs.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. In particular, in recent years the market has been subject to substantial change. We compete primarily with large vendors of X86 general purpose servers and components. In addition, we also compete with a number of smaller vendors who specialize in the sale of server components and systems. Over the last couple of years, we have experienced increased competition from Original Design Manufacturers, or ODMs, who benefit from very low cost manufacturing and are increasingly offering their own branded products. We believe our principal competitors include:

•	Global technology vendors such as Dell Inc., Hewlett-Packard Enterprise, Lenovo, and Cisco;

•	Original Design Manufacturers, or ODMs, such as Quanta Computer, Inc.

The principal competitive factors in our market include the following:

•	first to market with new emerging technologies;

•	flexible and customizable products to fit customers’ objectives;

•	high product performance, efficiency and reliability;

•	early identification of emerging opportunities;

•	cost-effectiveness;

•	interoperability of products;

•	scalability; and

•	localized and responsive customer support on a worldwide basis.

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

Employees

As of June 30, 2016, we employed 2,655 full time employees and 44 consultants, consisting of 1,086 employees in research and development, 311 employees in sales and marketing, 251 employees in general and administrative and 1,007 employees in manufacturing. Of these employees, 1,780 employees are based in our Silicon Valley facilities. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

•
Variability of our margins based on our manufacturing capacity utilization, the mix of server systems, subsystems and accessories we sell and the percentage of our sales to internet data center cloud customers or certain geographical regions;

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

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to leading cloud computing and data center companies. One of our customers accounted for 10.9% of our net sales in the fiscal year ended June 30, 2016. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

In November 2015, our management determined, and the Audit Committee of our Board of Directors concurred, that a material weakness existed in our internal control over financial reporting related to the revenue recognition of contracts with extended product warranties. We identified errors related to revenue recognized prior to meeting the U.S. GAAP revenue recognition criteria that impacted prior periods, including fiscal years 2013, 2014 and 2015 which were corrected in the three months ended September 30, 2015. We have improved our controls on revenue recognition of contracts with extended product warranties and remediated this material weakness as of June 30, 2016. While we have put controls in place to remediate the material weakness, we cannot assure that there will not be additional material weaknesses or significant deficiencies that we or our independent registered public accounting firm may identify. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with Nasdaq listing requirements.

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

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components. For example, we were unable to fulfill certain orders in fiscal year 2010 due to component shortages, and our net sales were adversely impacted in fiscal year 2013 and 2012 by disk drive shortages resulting from flooding in Thailand. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $110.5 million as of June 30, 2016, a decrease from $185.7 million as of June 30, 2015 and will be paid through December 2016. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and if a similar event occurs in the future, our gross profit will likely be impacted. Our existing and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline. Likewise if we fail to enter into commitments we may be exposed to limited availability of supply or higher inventory costs which could result in lower net sales and adversely impact gross margin and net income.

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

We have implemented a new enterprise resource planning, or ERP, system and have commenced using the new system in the United States in July 2015 and in Taiwan and the Netherlands in January 2016. We have incurred and expect to continue to incur additional expenses related to our implementation as we continue to enhance and develop our ERP system. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any future disruptions, delays or deficiencies in the design and implementation of our ERP system could result in potentially much higher costs than we currently anticipate and could adversely affect our ability to provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Since inception we have conducted a substantial majority of our manufacturing operations in San Jose. We are continuing to work on increasing our utilization of manufacturing operations in Taiwan and in the Netherlands. The commencement or scaling of new manufacturing operations in new locations, particularly in other jurisdictions, entails additional risks and challenges. Difficulties associated with our implementation of a new global operating structure adversely impacted our results of operations and tax expenses in the quarter ended June 30, 2016. If we are unable to successfully ramp up these operations we may incur unanticipated costs, difficulties in making timely delivery of products or suffer other business disruptions which could adversely impact our results of operations.

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

Our future effective income tax rates could be affected by changes in the relative mix of our operations and income among different geographic regions and by proposed and enacted United States federal income tax legislation, which could affect our future operating results, financial condition and cash flows.

We seek to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our United States and international income changes for any reason, or if United States or international tax laws were to change in the future. In particular, a substantial portion of our revenue is generated from customers located outside the United States Foreign withholding taxes and United States income taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In the past, the administration has considered initiatives which could substantially reduce our ability to defer United States taxes including: limitations on deferral of United States taxation of foreign earnings eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into law, they could have a negative impact on our financial position and results of operations. We cannot assure you that we will be able to lower our effective tax rate as a result of these activities nor that such rate will not increase in the future.

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

Sales of our products through third party distributors and resellers accounted for 44.8%, 50.3% and 54.1% of our net sales in fiscal years 2016, 2015 and 2014, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a significant portion of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

Conflicts of interest may arise between us and Ablecom, and those conflicts may adversely affect our operations.

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 12.8%, 13.6% and 16.3% of our cost of sales for fiscal years 2016, 2015 and 2014, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

We market and sell our systems and components both domestically and outside the United States. We intend to expand our international sales efforts, especially into Asia and are expanding our business operations in Europe and Asia, particularly in Taiwan, the Netherlands, China and Japan. In particular, we have and continue to make substantial investments for the purchase of land and the development of new facilities in Taiwan to accommodate our expected growth. Our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•	Heightened price sensitivity from customers in emerging markets;

•	Our ability to establish local manufacturing, support and service functions, and to form channel relationships with resellers in non-United States markets;

•	Localization of our systems and components, including translation into foreign languages and the associated expenses;

•	Compliance with multiple, conflicting and changing governmental laws and regulations;

•	foreign currency fluctuations;

•	Limited visibility into sales of our products by our distributors;

•	Laws favoring local competitors;

•	Weaker legal protections of intellectual property rights and mechanisms for enforcing those rights;

•	Market disruptions created by public health crises in regions outside the United States, such as Avian flu, SARS and other diseases;

•	Difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•	Changing regional economic and political conditions.

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

To execute our growth plan, we must attract additional highly qualified personnel, including additional engineers and executive staff. Competition for qualified personnel is intense, especially in Silicon Valley, where we are headquartered. We have experienced in the past and may continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we are currently working to add personnel in our finance, accounting and general administration departments, which have historically had limited budgets and staffing. If we are unable to attract and integrate additional key employees in a manner that enables us to scale our business and operations effectively, or if we do not maintain competitive compensation policies to retain our employees, our ability to operate effectively and efficiently could be limited.

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
We are also subject to the regulations concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. This newer United States legislation includes disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor or other devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices.

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

The trading prices of technology company securities historically have been highly volatile and the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this filing, that may affect the trading price of our common stock include:

•	Actual or anticipated variations in our operating results, including failure to achieve previously provided guidance;

•	Announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	Changes in recommendations by any securities analysts that elect to follow our common stock;

•	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	The loss of a key customer;

•	The loss of key personnel;

•	Technological advancements rendering our products less valuable;

•	Lawsuits filed against us;

•	Changes in operating performance and stock market valuations of other companies that sell similar products;

•	Price and volume fluctuations in the overall stock market;

•	Market conditions in our industry, the industries of our customers and the economy as a whole; and

•	Other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

As of August 18, 2016, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 44.4% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 1,046,000 square feet of office and manufacturing space which is subject to existing term loans and revolving line of credit with $63.1 million remaining outstanding as of June 30, 2016. We lease approximately 247,000 square feet of warehouse in Fremont, California under a lease that expires in 2020, lease approximately 46,000 square feet of office space in San Jose, California under two leases, which expire at various dates through 2017, and lease approximately 5,000 square feet of office in Jersey City, New Jersey under a lease that expires in 2020. Our European headquarters for manufacturing and service operations is located in Den Bosch, the Netherlands where we lease approximately 151,000 square feet of office and manufacturing space under five leases, which expire at various dates through 2025. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 211,000 square feet of office and manufacturing space on 7.0 acres of land. These manufacturing facilities are subject to an existing term loan with $20.4 million remaining outstanding as of June 30, 2016. Our research and development center and service operations in Asia are located in an approximately 76,000 square feet facility in Taipei, Taiwan under seven leases that expire at various dates through 2018. We lease approximately 3,000 square feet of office space in Shanghai and Beijing, China under two leases that expire at various dates through 2018, for sales and service operations. In addition, we lease approximately 2,000 square feet of office space in Japan under one lease, which expires in 2018.

Additionally, we own 36 acres of land in San Jose, California on which we plan to develop and construct a total of five multi-function buildings that will serve as our Green Computing Park. We remodeled one exiting warehouse with approximately 312,000 square feet of storage space and completed the construction of a new manufacturing and warehouse building with approximately 182,000 square feet of manufacturing space in August 2015. In fiscal year 2016, we continued to engage several contractors for the development and construction of improvements on the property. We plan to complete the construction of a second new manufacturing and warehouse building in the fourth quarter of fiscal year 2017. We financed this development through our operating cash flows and additional borrowings from banks. Refer to Note 7 for a discussion of the Company’s short-term and long-term obligations.

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

	High	Low
Fiscal Year 2015:
First Quarter	$29.42	$24.17
Second Quarter	$36.53	$22.85
Third Quarter	$41.13	$32.76
Fourth Quarter	$37.77	$28.77
	High	Low
Fiscal Year 2016:
First Quarter	$30.25	$24.24
Second Quarter	$31.82	$22.32
Third Quarter	$34.08	$21.52
Fourth Quarter	$34.49	$23.78

Holders

As of August 18, 2016, there were 26 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.

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

The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, on June 30, 2011 and its relative performance tracked through June 30, 2016. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016
Super Micro Computer, Inc.	100.00	98.57	66.13	157.05	183.84	154.44
NASDAQ Composite Index	100.00	105.82	122.71	158.94	179.80	174.60
NASDAQ Computer Index	100.00	113.27	115.80	161.05	178.46	180.97

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

	Fiscal Years Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$2,215,573	$1,991,155	$1,467,202	$1,162,561	$1,013,874
Cost of sales	1,884,048	1,670,924	1,241,657	1,002,508	848,457
Gross profit	331,525	320,231	225,545	160,053	165,417
Operating expenses:
Research and development	123,994	100,257	84,257	75,208	64,223
Sales and marketing	62,841	48,851	38,012	33,785	33,308
General and administrative	37,840	24,377	23,017	23,902	21,872
Total operating expenses	224,675	173,485	145,286	132,895	119,403
Income from operations	106,850	146,746	80,259	27,158	46,014
Interest and other income, net	171	115	92	48	54
Interest expense	(1,594)	(965)	(757)	(610)	(717)
Income before income tax provision	105,427	145,896	79,594	26,596	45,351
Income tax provision	33,406	44,033	25,437	5,317	15,498
Net income	$72,021	$101,863	$54,157	$21,279	$29,853
Net income per share:
Basic	$1.50	$2.19	$1.24	$0.50	$0.72
Diluted	$1.39	$2.03	$1.16	$0.48	$0.67
Shares used in per share calculation:
Basic	47,917	46,434	43,599	41,992	40,890
Diluted	51,836	50,094	46,512	43,907	44,152

Stock-based compensation:
Cost of sales	$1,098	$901	$941	$953	$783
Research and development	10,178	8,643	6,783	6,527	5,542
Sales and marketing	1,841	1,553	1,260	1,541	1,469
General and administrative	3,014	2,602	2,078	2,340	2,458
Total stock-based compensation	$16,131	$13,699	$11,062	$11,361	$10,252
__________________________

	As of June 30,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$180,964	$95,442	$96,872	$93,038	$80,826
Working capital	574,384	460,308	343,195	281,528	261,404
Total assets	1,165,600	1,089,809	796,325	632,257	589,103
Long-term obligations, net of current portion(1)	80,603	16,617	16,208	16,869	30,244
Total stockholders’ equity	721,379	619,085	469,231	373,724	338,351
__________________________

(1)
$40.0 million, $0.9 million, $3.7 million, $6.5 million and $9.3 million of our long-term obligations, net of current portion consisted of revolving lines of credit and term loans at June 30, 2016, 2015, 2014, 2013 and 2012, respectively.

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

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise IT, big data, HPC and IoT/embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. For fiscal years 2016, 2015 and 2014, our net sales were $2,215.6 million, $1,991.2 million and $1,467.2 million, respectively. The increase in our net sales in fiscal year 2016 compared with fiscal year 2015 was primarily due to increased sales of our server systems optimized for OEM/direct customers and cloud/internet data center computing. For fiscal years 2016, 2015 and 2014, net sales of application optimized servers were $1,525.6 million, $1,213.6 million and $740.8 million, respectively, and net sales of subsystems and accessories were $690.0 million, $777.5 million and $726.4 million, respectively. In fiscal year 2016, we experienced strong growth in sales of our complete systems including ultra, data center optimized servers, Twin family of servers, storage and IoT/embedded servers. The percentage of our net sales represented by sales of complete server systems increased to 68.9% in fiscal year 2016 from 60.9% in fiscal year 2015.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2016, 2015 and 2014, our net income was $72.0 million, $101.9 million and $54.2 million, respectively. Our decrease in net income in fiscal year 2016 was primarily attributable to higher operating expenses from headcount increase to support our business growth and the recording of a $9.3 million out-of-period adjustment relating to extended warranty revenue in the three months ended September 30, 2015. The deferred revenue for the extended warranty will be recognized ratably through fiscal year 2019. The impact on net income from this out-of-period adjustment was $5.9 million pertaining to prior periods through June 30, 2015.

We sell our server systems and server subsystems and accessories through our direct sales force as well as through distributors and OEMs. For fiscal years 2016, 2015 and 2014, we derived 55.2%, 49.7%, 45.9%, respectively, of our net sales from products sold to OEMs/direct customers and 44.8%, 50.3% and 54.1%, respectively, of our net sales from products sold to distributors. Sales to Softlayer, a division of IBM Corporation, represented 10.9% and 10.1% of our net sales in fiscal years 2016 and 2015, respectively. None of our customers accounted for 10% or more of our net sales in fiscal year 2014. For fiscal years 2016, 2015 and 2014, we derived 63.1%, 58.3% and 55.2%, respectively, of our net sales from customers in the United States.

We perform the majority of our research and development efforts in-house. For fiscal years 2016, 2015 and 2014, research and development expenses represented 5.6%, 5.0% and 5.7% of our net sales, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2016, we have continued to increase manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For fiscal years 2016, 2015 and 2014, our purchases from Ablecom represented 12.8%, 13.6% and 16.3% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in Asia in an effort to reduce our cost of sales. In addition to providing a large volume of contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

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

Other Financial Highlights

The following is a summary of other financial highlights of fiscal year 2016:

•
Net cash provided by (used in) operating activities was $107.5 million, $(44.6) million and $6.5 million in fiscal year 2016, 2015 and 2014, respectively. Our cash and cash equivalents, together with our investments, were $183.7 million at the end of fiscal year 2016, compared with $98.1 million at the end of fiscal year 2015. The increase in our cash and cash equivalents, together with our investments at the end of fiscal year 2016 was primarily due to $107.5 million of cash provided by our operating activities and $12.2 million of proceeds from the exercise of stock options, partially offset by $34.1 million of purchases of property and equipment, of which $16.7 million was related to property and equipment of manufacturing buildings at our Green Computing Park in San Jose, California, and $3.4 million was related to the implementation of a new ERP system for the United States headquarters and our subsidiaries.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of fiscal year 2016 was 50 days, compared with 48 days at the end of fiscal year 2015.

•
Our inventory balance was $449.0 million at the end of fiscal year 2016, compared with $463.5 million at the end of fiscal year 2015. Days sales of inventory (“DSI”) at the end of fiscal year 2016 was 87 days, compared with 84 days at the end of fiscal year 2015.

•
Our purchase commitments with contract manufacturers and suppliers were $334.0 million at the end of fiscal year 2016 and $378.3 million at the end of fiscal year 2015. Included in the non-cancellable commitments are hard disk drive purchase commitments totaling approximately $110.5 million, which have terms expiring through December 2016. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of purchase commitments.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2016, for example, refer to the fiscal year ended June 30, 2016.

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

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses including stock based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales, as a percentage of net sales, is generally lower on server systems than on subsystems and accessories, but generally higher in the case of sales of server systems to internet data system customers. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on market conditions.

Research and development expenses. Research and development expenses consist of the personnel and related expenses including stock based compensation of our research and development teams, and materials and supplies, consulting services, third party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering, or NRE, funding from certain suppliers and customers. Under these programs, we are reimbursed for certain research and development costs that we incur as part of the joint development of our products and those of our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, stock based compensation and incentive bonuses for our sales and marketing personnel, costs for tradeshows, independent sales representative fees and marketing programs. From time to time, we receive cooperative marketing funding from certain suppliers. Under these programs, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. Similarly, we from time to time offer our distributors cooperative marketing funding. To the extent the funding is not recorded as contra-revenue, it has the effect of increasing our expenses. The timing, magnitude and estimated usage of our programs and those of our suppliers can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, either by us or our suppliers, typically increases in connection with significant product releases by us or our suppliers.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit and tax fees.

Interest and other income, net. Interest and other income, net consist primarily of interest earned on our investment and cash balances.

Interest expense. Interest expense represents interest expense on our term loans and lines of credit.

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, primarily the United States, Taiwan and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits and the domestic production activities deduction which were partially offset by the impact of state taxes, stock option expenses and unrecognized tax benefits. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to Consolidated Financial Statements.

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

Revenue recognition. We recognize revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer if all other revenue recognition criteria have been met. Our standard arrangement with our customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms, for which revenue is recognized when the products arrive at the destination if all other revenue recognition criteria have been met. We also have a few customers who have acceptance provisions for which revenue is recognized when customers provide the necessary acceptance. We generally do not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs customers are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with our distributors.

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

Multiple-element arrangements. Our multiple-element product offerings include server systems with embedded software and support, which are considered separate units of accounting.

We allocate revenue to each element in a multiple-element arrangement based upon their relative selling price. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when all the revenue recognition criteria are met for each element.

We determine VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

In most instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish the selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our product solutions differ from that of our peers and contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically unable to determine TPE.

When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of the arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

We determine ESP for a product by considering multiple factors including, but not limited to, geographies, customer types, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and approval by our management.

We regularly review VSOE, TPE and ESP, as well as the establishment and updates of these estimates. There was no material impact on revenues during fiscal year 2016 nor do we expect a material impact in the near term from changes in VSOE, TPE or ESP.

Services revenue. Services revenue mainly consists of extended warranty and on-site services. Extended warranty and on-site services are offered as part of multiple-element arrangements. Revenue related to extended warranty and on-site services is deferred and recognized ratably over the contractual period. These service contracts are typically one to five years in length. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Product warranties. We offer product warranties ranging from 15 to 39 months against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities. The liability for product warranties was $5.8 million as of June 30, 2016, compared with $7.7 million as of June 30, 2015. The provision for warranty reserve was $17.5 million, $15.8 million and $14.2 million in fiscal years 2016, 2015 and 2014, respectively. The change in estimated liability for pre-existing warranties was $(2.1) million, $(0.2) million and $0.4 million in fiscal years 2016, 2015 and 2014, respectively. As a result of our increase in cost of servicing warranty claims from our increase in net sales in fiscal year 2016 and 2015, the provision for warranty reserve increased $1.7 million and $1.6 million in fiscal years 2016 and 2015, respectively. If in future periods, we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, we intend to adjust our estimates accordingly.

Inventory valuation. Inventory is valued at the lower of cost or market. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units based upon the number of units that are unlikely to be sold. This evaluation takes into account matters including expected demand, historical usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. We monitor the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjust our estimate for determining future write downs. If in future periods, we experience or anticipate a change in recovery rate compared with our historical experience, our gross margin would be affected. Our provision for inventory was $9.3 million, $5.9 million and $2.3 million in fiscal years 2016, 2015 and 2014, respectively.

Accounting for income taxes. We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net of operating loss carry-forwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

We recognize the tax liability for uncertain income tax positions on the income tax return based on a two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon examination by the tax authority. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. See Note 11 of Notes to Consolidated Financial Statements for the impact on our consolidated financial statements.

Stock-based compensation. We measure and recognize compensation expense for all share-based awards made to employees and non-employee members of our Board of Directors including employee stock options and restricted stock units. We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. We estimated the fair value of stock options granted using a Black-Scholes option-pricing model and a single option award approach. This model requires us to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of our common stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Compensation expense for options and restricted stock units granted to employees was $16.1 million, $13.7 million and $11.1 million for fiscal years 2016, 2015 and 2014, respectively. As of June 30, 2016, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options and restricted stock units to employees and non-employee members of our Board of Directors, was $37.5 million, which is expected to be recognized as an expense over a weighted-average period of approximately 2.29 years. See Note 10 of Notes to our Consolidated Financial Statements for additional information.

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

We and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. As of June 30, 2016, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In fiscal years 2016, 2015 and 2014, $20,000, $(11,000) and $(6,000) of net income (loss) attributable to Ablecom's interest was included in our general and administrative expenses in the consolidated statements of operations, respectively.

Results of Operations

Net Sales

The following table presents net sales by product type for fiscal years 2016, 2015 and 2014 (dollars in millions):

	Years Ended June 30,			2016 over 2015 Change		2015 over 2014 Change
	2016	2015	2014	$	%	$	%
Server systems	$1,525.6	$1,213.6	$740.8	$312.0	25.7%	$472.8	63.8%
Percentage of total net sales	68.9%	60.9%	50.5%
Subsystems and accessories	690.0	777.5	726.4	(87.5)	(11.3)%	51.1	7.0%
Percentage of total net sales	31.1%	39.1%	49.5%
Total net sales	$2,215.6	$1,991.2	$1,467.2	$224.4	11.3%	$524.0	35.7%

The following table presents unit sales and average selling price by product type for fiscal years 2016, 2015 and 2014 (units in thousands):

	Years Ended June 30,			2016 over 2015 Change	2015 over 2014 Change
	2016	2015	2014	%	%
Server systems:
Unit sales	357	314	262	13.7%	19.8%
Average selling price	$4,273	$3,865	$2,827	10.6%	36.7%
Subsystems and accessories:
Unit sales	4,125	4,733	4,458	(12.8)%	6.2%
Average selling price	$167	$164	$163	1.8%	0.6%

Fiscal Year 2016 compared with Fiscal Year 2015

The increase in our net sales in fiscal year 2016 compared with fiscal year 2015 was primarily due to continued increased sales of our products optimized for OEM/direct customers and cloud/internet data center computing who increasingly are purchasing complete server systems from us offset in part by a $9.3 million out-of-period adjustment relating to extended warranty revenue which was recognized in the three prior fiscal year period ended June 30, 2015 and deferred in the three months ended September 30, 2015. The year-over-year growth in net sales of our server systems in fiscal year 2016 was due primarily to an increase in the average selling price of our server systems and to a lesser extent an increase in the unit volumes of server systems. The average selling prices of our server systems increased primarily due to higher sales of our complete server systems which offer higher density computing and more memory and hard disk drive capacity. The increase in the sales of these complete systems include our ultra, data center optimized servers, Twin family of servers, storage and IoT/embedded servers.

The year-over-year decrease in net sales and unit sales of our subsystems and accessories in fiscal year 2016 was primarily due to a lower sales of hard disk drives and memory bundled with our server solutions to our distributors and system integrators as we are continuing to promote our sales of complete server systems to our OEM and direct customers.

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

The following table presents the percentages of net sales from products sold to distributors and OEMs and direct customers for fiscal years 2016, 2015 and 2014:

	Years Ended June 30,			2016 over 2015 Change	2015 over 2014 Change
	2016	2015	2014	%	%
Distributors	44.8%	50.3%	54.1%	(5.5)%	(3.8)%
OEMs and direct customers	55.2%	49.7%	45.9%	5.5%	3.8%
Total net sales	100.0%	100.0%	100.0%

The following table presents percentages of net sales by geographic region for fiscal years 2016, 2015 and 2014:

	Years Ended June 30,			2016 over 2015 Change	2015 over 2014 Change
	2016	2015	2014	%	%
United States	63.1%	58.3%	55.2%	4.8%	3.1%
Europe	17.4%	19.0%	21.6%	(1.6)%	(2.6)%
Asia	14.6%	16.4%	20.4%	(1.8)%	(4.0)%
Others	4.9%	6.3%	2.8%	(1.4)%	3.5%
Total net sales	100.0%	100.0%	100.0%

Cost of Sales and Gross Margin

Cost of sales and gross margin for fiscal years 2016, 2015 and 2014, are as follows (dollars in millions):

	Years Ended June 30,			2016 over 2015 Change		2015 over 2014 Change
	2016	2015	2014	$	%	$	%
Total cost of sales	$1,884.0	$1,670.9	$1,241.7	$213.1	12.8%	$429.3	34.6%
Total gross profit	331.5	320.2	225.5	11.3	3.5%	94.7	42.0%
Total gross margin	15.0%	16.1%	15.4%		(1.1)%		0.7%

Fiscal Year 2016 compared with Fiscal Year 2015

The year-over-year increase in absolute dollars of cost of sales in fiscal year 2016 compared to fiscal year 2015 was primarily attributable to the increase in net sales, an increase of $3.4 million in provision for inventory reserve and an increase of $1.7 million in provision for warranty reserve. In fiscal year 2016, we recorded a $9.3 million expense, net of recovery, or 0.4% of net sales, related to the inventory provision as compared to $5.9 million, or 0.3% of net sales, in fiscal year 2015. The increase in the inventory provision was primarily due to higher inventory reserves for specific products.

In fiscal year 2016, we recorded a $17.5 million expense, or 0.8% of net sales, related to the provision for warranty reserve as compared to a $15.8 million expense, or 0.8% of net sales, in fiscal year 2015. The increase in the provision for warranty reserve was primarily due to higher cost of servicing warranty claims from higher net sales in fiscal year 2016. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

The year-over-year decrease in the gross margin percentage in fiscal year 2016 compared to fiscal year 2015 was primarily due to significant lower gross margins from sales of our subsystem and accessories, lower utilization of manufacturing capacity and the recording of a $9.3 million out-of-period adjustment relating to extended warranty revenue which was recognized in the three fiscal year period ended June 30, 2015, offset in part by higher sales of our complete server systems such as storage servers which have a higher gross margin. Gross margin percentage for fiscal year 2016 would have been 15.3% without this out-of-period adjustment.

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

Operating Expenses

Operating expenses for fiscal years 2016, 2015 and 2014 are as follows (dollars in millions):

	Years Ended June 30,			2016 over 2015 Change		2015 over 2014 Change
	2016	2015	2014	$	%	$	%
Research and development	$124.0	$100.3	$84.3	$23.7	23.7%	$16.0	19.0%
Percentage of total net sales	5.6%	5.0%	5.7%
Sales and marketing	62.8	48.9	38.0	14.0	28.6%	10.8	28.5%
Percentage of total net sales	2.8%	2.5%	2.6%
General and administrative	37.8	24.4	23.0	13.5	55.2%	1.4	5.9%
Percentage of total net sales	1.7%	1.2%	1.6%
Total operating expenses	224.7	$173.5	$145.3	$51.2	29.5%	$28.2	19.4%
Percentage of total net sales	10.1%	8.7%	9.9%

Research and development expenses. Research and development expenses increased by $23.7 million, or 23.7% in fiscal year 2016 compared to fiscal year 2015. Research and development expenses were 5.6% and 5.0% of net sales for fiscal year 2016 and 2015, respectively. The increase in absolute dollars was driven primarily by an increase of $17.3 million in compensation and benefits including stock-based compensation expense, an increase of $4.4 million in development expenses for prototype materials and no value added tax refund of $2.8 million on research and development expenses which we received in fiscal year 2015.

Research and development expenses increased by $16.0 million, or 19.0% in fiscal year 2015 compared to fiscal year 2014. Research and development expenses were 5.0% and 5.7% of net sales for fiscal year 2015 and 2014, respectively. The increase in absolute dollars was driven primarily by an increase of $18.1 million in compensation and benefits including stock-based compensation expense, an increase of $1.7 million in development expenses for prototype materials, partially offset by $3.2 million in non-recurring engineering funding from certain suppliers and customers and a $2.8 million value added tax refund on research and development expenses. The decrease as a percentage of net sales was primarily due to the increase in net sales in fiscal year 2015.

Research and development expenses include stock-based compensation expense of $10.2 million, $8.6 million and $6.8 million for fiscal year 2016, 2015 and 2014, respectively.

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

Sales and marketing expenses. Sales and marketing expenses increased by $14.0 million, or 28.6% in fiscal year 2016 compared to fiscal year 2015. Sales and marketing expenses were 2.8% and 2.5% of net sales for fiscal year 2016 and 2015, respectively. The increase in absolute dollars was primarily due to an increase of $8.0 million in compensation and benefits including stock based compensation, resulting primarily from growth in sales and marketing personnel, an increase of $3.6 million in advertising, marketing promotional and trade show expenses, and a decrease of $1.1 million in marketing cooperative funding from certain suppliers.

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

Sales and marketing expenses include stock-based compensation expense of $1.8 million, $1.6 million and $1.3 million for fiscal year 2016, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses increased by $13.5 million, or 55.2% in fiscal year 2016 compared to fiscal year 2015. General and administrative expenses were 1.7% and 1.2% of net sales for fiscal year 2016 and 2015, respectively. The increase in absolute dollars was primarily due to an increase of $7.6 million in compensation and benefits including stock-based compensation expense, an increase of $4.1 million in legal, audit and accounting expenses and an increase of $1.0 million in bad debt expenses.

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

General and administrative expenses include stock-based compensation expense of $3.0 million, $2.6 million and $2.1 million for fiscal year 2016, 2015 and 2014, respectively.

Interest and Other Expense, Net

Interest and other expense, net for fiscal year 2016, 2015 and 2014 are as follows (dollars in millions):

	Years Ended June 30,			2016 over 2015 Change		2015 over 2014 Change
	2016	2015	2014	$	%	$	%
Interest and other income, net	$0.2	$0.1	$0.1	$0.1	48.7%	$—	25.0%
Interest expense	(1.6)	(1.0)	(0.8)	(0.6)	65.2%	(0.2)	27.5%
Interest and other expense, net	$(1.4)	$(0.9)	$(0.7)	$(0.6)	67.4%	$(0.2)	27.8%

Interest and other expense, net. Interest and other expense, net increased by $0.6 million in fiscal year 2016 compared to fiscal year 2015 and increased by $0.2 million in fiscal year 2015 compared to fiscal year 2014. The increases were primarily due to higher interest expense on debt.

Provision for Income Taxes

Provision for income taxes and effective tax rates for fiscal years 2016, 2015 and 2014 are as follows (dollars in millions):

	Years Ended June 30,			2016 over 2015 Change		2015 over 2014 Change
	2016	2015	2014	$	%	$	%
Provision for Income Taxes	$33.4	$44.0	$25.4	$(10.6)	(24.1)%	$18.6	73.1%
Percentage of total net sales	1.5%	2.2%	1.7%
Effective tax rate	31.7%	30.2%	32.0%

Provision for income taxes. Provision for income taxes decreased by $10.6 million, or 24.1% in fiscal year 2016 compared to fiscal year 2015. The effective tax rate was 31.7% and 30.2% for fiscal years 2016 and 2015, respectively. The lower income tax provision for fiscal year 2016 was primarily attributable to our lower operating income. The effective tax rate for fiscal year 2016 was higher primarily due to the lower foreign rate benefits and foreign unrecognized tax benefits offset in part by the increase in federal research and development credit as a result of the enactment of the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

Provision for income taxes increased by $18.6 million, or 73.1% in fiscal year 2015 compared to fiscal year 2014. The effective tax rate was 30.2% and 32.0% for fiscal year 2015 and 2014, respectively. The higher income tax provision for fiscal year 2015 was primarily attributable to our higher operating income. The effective tax rate for fiscal year 2015 was lower primarily due to the release of unrecognized tax benefits due to the lapse of statute of limitations, reinstatement of the United

States federal research and development tax credits, higher income taxed by foreign jurisdictions with lower tax rates and lower add back for stock compensation expenses.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $181.0 million and $95.5 million as of June 30, 2016 and 2015, respectively. Our cash in foreign locations was $46.5 million and $26.3 million at June 30, 2016 and 2015, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by (used in) operating activities was $107.5 million, $(44.6) million and $6.5 million for fiscal years 2016, 2015 and 2014, respectively.

Net cash provided by our operating activities for fiscal year 2016 was primarily due to our net income of $72.0 million, a decrease in accounts receivable of $32.4 million, an increase in other long term liabilities of $24.9 million, stock-based compensation expense of $16.1 million, depreciation expense of $13.3 million, provision for inventory of $9.3 million and an increase in accrued liabilities of $9.0 million, which were partially offset by a decrease in accounts payable of $54.3 million and an increase in prepaid expenses and other assets of $8.2 million.

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

The decrease for fiscal year 2016 in accounts receivable was primarily due to lower sales volume in the fourth quarter of fiscal year 2016. The decrease for fiscal year 2016 in inventory and accounts payable was primarily due to anticipated lower sales volume in the first quarter of fiscal year 2017. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business in fiscal year 2016.

The increase for fiscal year 2014 and 2015 in accounts receivable was primarily due to an increase in our sales late in the fourth quarter. The increase for fiscal year 2014 and 2015 in inventory and accounts payable was primarily due to higher purchases to support the anticipated level of growth in our net sales in fiscal year 2015.

Investing activities. Net cash used in our investing activities was $35.1 million, $36.2 million and $40.2 million for fiscal years 2016, 2015 and 2014, respectively. In fiscal year 2016, of the net cash used in our investing activities, $34.1 million was related to the purchase of property, plant and equipment, of which $16.7 million was related to property and equipment of manufacturing buildings at our Green Computing Park in San Jose, California, and $3.4 million was related to the implementation of a new ERP system for the United States headquarters and our subsidiaries. We plan to continue the development and construction of improvements to our properties through fiscal year 2017. We anticipate investing approximately $17.0 million through April 2017 to complete the construction of a second manufacturing facility and the remodel of our office building. We plan to finance this development through our operating cash flows and additional borrowings from banks.

In fiscal year 2015, the $35.1 million included in net cash used in our investing activities was related to the purchase of property, plant and equipment including $21.8 million related to the development and construction of improvements to our first manufacturing building and warehouse at our Green Computing Park in San Jose, California, which was completed in August 2015 and $4.8 million related to the implementation of a new ERP system.

In fiscal year 2014, the $40.6 million included in net cash used in our investing activities was related to the purchase of property, plant and equipment including $30.2 million related to the real property purchased in San Jose, California in October 2013, offset in part by the termination of the certificates of deposits for $0.4 million, which were pledged as security for a value added tax examination required by tax authorities of Taiwan.

Financing activities. Net cash provided by our financing activities was $13.1 million, $80.1 million and $37.2 million for fiscal years 2016, 2015 and 2014, respectively. In fiscal year 2016, we borrowed an additional $34.2 million under our revolving lines of credit from Bank of America and CTBC Bank and repaid $34.1 million in loans. Further, we received $12.2 million related to the proceeds from the exercise of stock options in fiscal year 2016.

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

In fiscal year 2016, 2015 and 2014, $2.9 million, $8.1 million and $3.0 million was related to the excess tax benefits from stock-based compensation, respectively. We expect the net cash provided by financing activities will increase throughout fiscal year 2017 as we intend to obtain additional financing from banks for our working capital requirements.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In June 2015, we entered into an amendment to our existing credit agreement with Bank of America, which provided for (i) a $65.0 million revolving line of credit facility and (ii) a five-year $14.0 million term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In May 2016, we extended the revolving line of credit to mature on June 30, 2016.

In June 2016, we entered into a new credit agreement with Bank of America, which provided for (i) a $55.0 million revolving line of credit facility including a $5.0 million letter of credit sublimit that matures on June 30, 2017 and (ii) a five-year $50.0 million term loan facility. This revolving line of credit facility replaces the existing revolving line of credit facility with Bank of America. This additional term loan is secured by seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. The principal and interest of the term loan are payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum.

The interest rate for the revolving line of credit under the above credit agreements with Bank of America is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.46% at June 30, 2016. The letter of credit is charged at 1.25% per annum. In July 2016, we received $50.0 million term loan proceeds from Bank of America under the new credit agreement with interest rate at 1.71% per annum and paid down the outstanding amounts under the revolving line of credit with Bank of America. As of June 30, 2016, we have reclassified $50.0 million of our line of credit to long-term loan.

In June 2016, we also entered into a separate credit agreement with Bank of America, which provided for a revolving line of credit of $10.0 million for our Taiwan subsidiary that matures on June 30, 2017. The interest rate of the revolving line of credit is equal to a minimum of 0.9% per annum plus the lender's cost of fund.

As of June 30, 2016 and 2015, the total outstanding borrowings under the Bank of America term loan was $0.9 million and $3.7 million, respectively. The total outstanding borrowings under the Bank of America lines of credit was $62.2 million and $59.7 million as of June 30, 2016 and 2015, respectively. The interest rates for these loans ranged from 1.02% to 1.96% per annum at June 30, 2016 and 0.79% to 1.68% per annum at June 30, 2015, respectively. As of June 30, 2016, the unused revolving lines of credit and term loan amount under Bank of America under the new credit agreements were $2.8 million and $50.0 million, respectively.

CTBC Bank

In November 2015, we entered into an amendment to the existing credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD$700 million or $22.0 million U.S. dollar equivalent term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $17.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NT$1.0 billion or $30.3 million U.S. dollar equivalent. In January 2016, we extended the revolving line of credit to mature on March 31, 2016.

In April 2016, we entered into a new credit agreement with CTBC Bank that provides for (i) a 12-month NTD$700.0 million or $21.6 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly. This term loan facility also includes a 12-month customs bond up to NTD$100.0 million or $3.1 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at $40.0 million. The credit agreement matures on March 31, 2017.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $20.4 million and $21.3 million as of June 30, 2016 and 2015, respectively. At June 30, 2016 and 2015, the total outstanding borrowings under the CTBC Bank revolving line of credit was $10.1 million and $9.7 million, respectively, in U.S. dollars. The interest rate for these loans were ranged from 0.90% and 1.25% at June 30, 2016 and 0.82% and 1.16% per annum at June 30, 2015. At June 30, 2016, available for future borrowing under this credit agreement was $9.5 million.

Covenant Compliance

The new credit agreement with Bank of America contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries. The new credit agreement contain certain financial covenants, including the following:

•	Not to incur on a consolidated basis, a net loss before taxes and extraordinary items for any two consecutive fiscal quarters;

•
The Consolidated Leverage Ratio, as defined in the agreement, as of the end of any fiscal quarter, measured for the most recently completed twelve (12) months of the Company, shall not be greater than 2.00;

•
The domestic unencumbered liquid assets, as defined in the agreement, maintained in accounts within the United States shall have an aggregate market value of not less than $30,000,000, measured quarterly as of the last day of each fiscal quarter.

As of June 30, 2016, our total assets of $934.6 million collateralized the line of credit with Bank of America under the new credit agreement which represent the total assets of the United States headquarter company, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of June 30, 2016, total assets collateralizing the term loan with Bank of America were $59.3 million. As of June 30, 2016, we were in compliance with all financial covenants associated with the term loan and lines of credit with Bank of America under the new credit agreement.

As of June 30, 2016, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $26.8 million. There are no financial covenants associated with the term loan with CTBC Bank.

Contract Manufacturers

In fiscal year 2016, we paid our contract manufacturers within 40 to 74 days of invoice and Ablecom between 48 to 90 days of invoice. Ablecom is one of our major contract manufacturers and a related party. As of June 30, 2016 and 2015 amounts owed to Ablecom by us were approximately $39.2 million and $59.0 million, respectively.

Share Repurchase Program

In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100,000,000 of our common stock in the open market or in private transactions during the next twelve months at prevailing market prices. Repurchases will be made under the program using our own cash resources. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended at any time at our discretion. In July 2016, we purchased 513,194 shares of our common stock in the open market at a weighted average price of $19.97 per share for approximately $10.3 million.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2016:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$4,271	$7,622	$5,399	$2,631	$19,923
Capital leases, including interest	261	429	132	—	822
Debt, including interest (1)	54,370	21,041	20,358	—	95,769
Purchase commitments (2)	334,010	—	—	—	334,010
Total (3)	$392,912	$29,092	$25,889	$2,631	$450,524

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at June 30, 2016.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $110.5 million of hard disk drive purchase commitments at June 30, 2016, which will be paid through December 2016. See Note 12 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue of $35.4 million and unrecognized tax benefits and related interest and penalties accrual of $16.1 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 11 of Notes to our Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, in March 2016, the FASB issued an amendment to the accounting guidance related to revenue from contracts with customers - principal versus agent considerations. In April 2016, the FASB issued an amendment to the accounting guidance related to revenue from contracts with customers - identifying performance obligations and licensing. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The new standard is effective for us on July 1, 2018. We are currently evaluating the timing of our adoption and the impact of adopting the new revenue guidance on our financial statement disclosures, results of operations and financial position.

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

In November 2015, the FASB issued an amendment to the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. Early adoption is permitted as of the beginning of an interim or annual reporting period. The amendment is effective for us on July 1, 2017. We have adopted this guidance on a prospective basis for the fiscal year ended June 30, 2016. Adoption of this guidance resulted in a reclassification of our net current deferred tax asset of $17.9 million to the net non-current deferred tax asset in our Consolidated Balance Sheet as of June 30, 2016. No prior periods were retrospectively adjusted.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2016, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.90% to 1.96% at June 30, 2016 and 0.79% to 1.68% at June 30, 2015, respectively. Based on the outstanding principal indebtedness of $93.6 million under our credit facilities as of June 30, 2016, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for fiscal years 2016, 2015 and 2014 was $1.5 million, $0.7 million and $(0.4) million, respectively.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company has significant purchases from and sales to a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
San Jose, California
August 26, 2016

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$180,964	$95,442
Accounts receivable, net of allowances of $2,721 and $1,628 at June 30, 2016 and 2015, respectively (including amounts receivable from a related party of $4,678 and $13,186 at June 30, 2016 and 2015, respectively)	288,941	322,594
Inventory	448,980	463,493
Deferred income taxes-current	—	17,863
Prepaid income taxes	5,682	7,507
Prepaid expenses and other current assets	13,435	7,516
Total current assets	938,002	914,415
Long-term investments	2,643	2,633
Property, plant and equipment, net	187,949	163,038
Deferred income taxes-noncurrent	28,460	4,497
Other assets	8,546	5,226
Total assets	$1,165,600	$1,089,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $39,152 and $59,015 at June 30, 2016 and 2015, respectively)	$249,239	$299,774
Accrued liabilities	55,618	46,743
Income taxes payable	5,172	14,111
Short-term debt and current portion of long-term debt	53,589	93,479
Total current liabilities	363,618	454,107
Long-term debt-net of current portion	40,000	933
Other long-term liabilities	40,603	15,684
Total liabilities	444,221	470,724
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 48,999,717 and 47,873,744 at June 30, 2016 and 2015, respectively	277,339	247,081
Treasury stock (at cost), 445,028 shares at June 30, 2016 and 2015	(2,030)	(2,030)
Accumulated other comprehensive loss	(85)	(80)
Retained earnings	445,971	373,950
Total Super Micro Computer, Inc. stockholders’ equity	721,195	618,921
Noncontrolling interest	184	164
Total stockholders’ equity	721,379	619,085
Total liabilities and stockholders’ equity	$1,165,600	$1,089,809

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2016	2015	2014
Net sales (including related party sales of $19,453, $58,013 and $14,576 in fiscal years 2016, 2015 and 2014, respectively)	$2,215,573	$1,991,155	$1,467,202
Cost of sales (including related party purchases of $241,836, $227,562 and $201,848 in fiscal years 2016, 2015 and 2014, respectively)	1,884,048	1,670,924	1,241,657
Gross profit	331,525	320,231	225,545
Operating expenses:
Research and development	123,994	100,257	84,257
Sales and marketing	62,841	48,851	38,012
General and administrative	37,840	24,377	23,017
Total operating expenses	224,675	173,485	145,286
Income from operations	106,850	146,746	80,259
Interest and other income, net	171	115	92
Interest expense	(1,594)	(965)	(757)
Income before income tax provision	105,427	145,896	79,594
Income tax provision	33,406	44,033	25,437
Net income	$72,021	$101,863	$54,157
Net income per common share:
Basic	$1.50	$2.19	$1.24
Diluted	$1.39	$2.03	$1.16
Weighted-average shares used in calculation of net income per common share:
Basic	47,917	46,434	43,599
Diluted	51,836	50,094	46,512

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2016	2015	2014
Net income	$72,021	$101,863	$54,157
Other comprehensive income, net of tax:
Foreign currency translation loss	(11)	(9)	—
Unrealized gains (loss) on investments	6	(8)	6
Total other comprehensive income (loss)	(5)	(17)	6
Comprehensive income	$72,016	$101,846	$54,163

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2013	42,744,500	$157,712	(445,028)	$(2,030)	$(69)	$217,930	$181	$373,724
Exercise of stock options	2,863,878	23,928	—	—	—	—	—	23,928
Issuance of restricted stock awards, net of taxes	131,558	(681)	—	—	—	—	—	(681)
Stock-based compensation	—	11,062	—	—	—	—	—	11,062
Tax benefit resulting from stock option transactions	—	7,041	—	—	—	—	—	7,041
Unrealized gain on investments	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	54,157	(6)	54,151
Balance at June 30, 2014	45,739,936	199,062	(445,028)	(2,030)	(63)	272,087	175	469,231
Exercise of stock options	2,124,401	23,338	—	—	—	—	—	23,338
Issuance of restricted stock units, net of taxes	9,407	(175)	—	—	—	—	—	(175)
Stock-based compensation	—	13,699	—	—	—	—	—	13,699
Tax benefit resulting from stock option and restricted stock unit transactions	—	11,157	—	—	—	—	—	11,157
Unrealized loss on investments	—	—	—	—	(8)	—	—	(8)
Translation adjustments	—	—	—	—	(9)	—	—	(9)
Net income	—	—	—	—	—	101,863	(11)	101,852
Balance at June 30, 2015	47,873,744	247,081	(445,028)	(2,030)	(80)	373,950	164	619,085
Exercise of stock options	1,013,430	12,186	—	—	—	—	—	12,186
Issuance of restricted stock units, net of taxes	112,543	(1,786)	—	—	—	—	—	(1,786)
Stock-based compensation	—	16,131	—	—	—	—	—	16,131
Tax benefit resulting from stock option and restricted stock unit transactions	—	3,727	—	—	—	—	—	3,727
Unrealized gain on investments	—	—	—	—	6	—	—	6
Translation adjustments	—	—	—	—	(11)	—	—	(11)
Net income	—	—	—	—	—	72,021	20	72,041
Balance at June 30, 2016	48,999,717	$277,339	(445,028)	$(2,030)	$(85)	$445,971	$184	$721,379

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$72,021	$101,863	$54,157
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,282	8,133	6,364
Stock-based compensation expense	16,131	13,699	11,062
Excess tax benefits from stock-based compensation	(2,855)	(8,089)	(2,992)
Allowance for doubtful accounts	1,278	326	1,476
Provision for inventory	9,313	5,928	2,254
Exchange gain	(1,233)	(675)	(96)
Deferred income taxes	(6,133)	632	65
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $8,508, $(12,565) and $353 in fiscal years 2016, 2015, 2014, respectively)	32,375	(110,182)	(64,874)
Inventory	5,200	(153,584)	(63,921)
Prepaid expenses and other assets	(8,210)	(2,741)	618
Accounts payable (including changes in related party balances of $(19,863), $10,046 and $(1,479) in fiscal years 2016, 2015 and 2014, respectively)	(54,301)	75,520	46,298
Income taxes payable, net	(3,260)	11,951	10,880
Accrued liabilities	9,027	9,551	3,293
Other long-term liabilities	24,874	3,032	1,954
Net cash provided by (used in) operating activities	107,509	(44,636)	6,538
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(34,108)	(35,100)	(40,567)
Change in restricted cash	(1,020)	(416)	406
Investment in a privately held company	—	(661)	—
Net cash used in investing activities	(35,128)	(36,177)	(40,161)
FINANCING ACTIVITIES:
Proceeds from debt	34,200	84,900	17,354
Repayment of debt	(34,100)	(36,000)	(6,320)
Proceeds from exercise of stock options	12,186	23,338	23,928
Excess tax benefits from stock-based compensation	2,855	8,089	2,992
Payment of obligations under capital leases	(189)	(134)	(47)
Advances (payments) under receivable financing arrangements	(21)	33	(4)
Minimum tax withholding paid on behalf of employees for restricted stock awards / units	(1,786)	(175)	(681)
Net cash provided by financing activities	13,145	80,051	37,222
Effect of exchange rate fluctuations on cash	(4)	(668)	235
Net increase (decrease) in cash and cash equivalents	85,522	(1,430)	3,834
Cash and cash equivalents at beginning of year	95,442	96,872	93,038
Cash and cash equivalents at end of year	$180,964	$95,442	$96,872
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,632	$933	$757
Cash paid for taxes, net of refunds	$36,951	$30,671	$13,096
Non-cash investing and financing activities:
Equipment purchased under capital leases	$299	$442	$283
Accrued costs for property, plant and equipment purchases	$10,888	$6,826	$2,021

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to: allowances for doubtful accounts and sales returns, inventory valuation, product warranty accruals, stock-based compensation, impairment of long-term investments and income taxes. Actual results could differ from those estimates.

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

Inventory

Inventory is valued at the lower of cost or market. Inventory consists of raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value of raw materials and parts. The Company evaluates inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, writes down the valuation of units based upon the usage and sales, anticipated sales price, product obsolescence and other factors. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit. The Company monitors the extent to which previously written down inventory is sold at amounts greater or less than carrying value, and based on this analysis, adjusts its estimate for determining future write downs. If in future periods, the Company experiences or anticipates a change in recovery rate compared with its historical experience, its gross margin would be affected. During fiscal years 2016, 2015 and 2014, the Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $9,313,000, $5,928,000 and $2,254,000, respectively.

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

Other Assets

As of June 30, 2016, other assets consist primarily of a long-term deferred service costs of $3,498,000, restricted cash of $1,851,000, investments in privately held companies of $1,411,000, deposits of $910,000 and a long-term prepaid royalty license of $748,000. As of June 30, 2016, restricted cash consists primarily of certificates of deposits pledged as security for one irrevocable letter of credit required in connection with a warehouse lease in Fremont, California, two deposits to an escrow account required by the Company's worker's compensation program, one deposit required for the Company's bonded warehouse set up in Taiwan, four deposits to bank guarantees for import duty required by the customs authority in Taiwan and bank guarantees in connection with office leases in the Netherlands.

As of June 30, 2015, other assets consist primarily of a long-term deferred service costs of $1,490,000, investments in a privately held companies of $1,411,000, a long-term prepaid royalty license of $997,000 and restricted cash of $840,000.

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

Revenue Recognition

The Company recognizes revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally this occurs at the time of shipment when risk of loss and title has passed to the customer if all other revenue recognition criteria have been met. The Company’s standard arrangement with its customers includes a signed purchase order or contract, 30 to 60 days payment terms, Ex-works terms, except for a few customers who have free-on-board destination terms, for which revenue is recognized when the products arrive at the destination if all other revenue recognition criteria have been met. The Company also has a few customers who have acceptance provisions for which revenue is recognized when customers provide the necessary acceptance. The Company generally does not provide for non-warranty rights of return except for products which have “Out-of-box” failure, where customers could return these products for credit within 30 days of receiving the items. Certain distributors and OEMs are also permitted to return products in unopened boxes, limited to purchases over a specified period of time, generally within 60 to 90 days of the purchase, or to products in the distributor’s or OEM’s inventory at certain times (such as the termination of the agreement or product obsolescence). To estimate reserves for future sales returns, the Company regularly reviews its history of actual returns for each major product line. The Company also communicates regularly with our distributors to gather information about end customer satisfaction, and to determine the volume of inventory in the channel. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communication with distributors.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, the customers are required to pay cash in advance of shipment. The Company also makes estimates of the uncollectibility of accounts receivable, analyzing accounts receivable and historical bad debts, customer concentrations, customer-credit-worthiness, current economic trends and changes in customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. On a quarterly basis, the Company evaluates aged items in the accounts receivable aging report and provides an allowance in an amount the Company deems adequate for doubtful accounts. Our provision for bad debt was $1,278,000, $326,000 and $1,476,000 in fiscal years 2016, 2015 and 2014, respectively. If a major customer's creditworthiness deteriorates, if actual defaults are higher than the Company's historical experience, or if other circumstances arise, the Company's estimates of the recoverability of amounts due to the Company could be overstated, and additional allowances could be required, which could have an adverse impact on its reported operating expenses. The Company provides for price protection to certain distributors. The Company assesses the market competition and product technology obsolescence, and makes price adjustments based on its judgment. Upon each announcement of price reductions, the accrual for price protection is calculated based on the distributors’ inventory on hand. Such reserves are recorded as a reduction to revenue at the time the Company reduces the product prices.

Multiple-element arrangements. The Company’s multiple-element product offerings include server systems with embedded software and support, which are considered separate units of accounting.

The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when all the revenue recognition criteria are met for each element.

The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In most instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s product solutions differ from that of its peers and contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically unable to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price (“ESP”) in its allocation of the arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

The Company determines ESP for a product by considering multiple factors including, but not limited to, geographies, customer types, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and approval by the Company’s management.

The Company regularly reviews VSOE, TPE and ESP, as well as the establishment and updates of these estimates. There was no material impact on revenues during fiscal year 2016 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or ESP.

Services revenue. Services revenue mainly consists of extended warranty and on-site services. Extended warranty and on-site services are offered as part of multiple-element arrangements. Revenue related to extended warranty and on-site services is deferred and recognized ratably over the contractual period. These service contracts are typically one to five years in length. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses including stock based compensation, equipment and facility expenses, warranty costs and provision for lower of cost or market and excess and obsolete inventory.

Product Warranties

The Company offers product warranties ranging from 15 to 39 months against any defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities and other long-term liabilities. If in future periods the Company experiences or anticipates an increase or decrease in warranty claims as a result of new product introductions or changes in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, the Company intends to adjust its estimates accordingly. The following table presents for the years ended June 30, 2016, 2015 and 2014, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities (in thousands):

	Years Ended June 30,
	2016	2015	2014
Balance, beginning of year	$7,700	$7,083	$6,472
Provision for warranty	17,470	15,771	14,175
Costs charged to accrual	(17,245)	(14,950)	(13,950)
Change in estimated liability for pre-existing warranties	(2,109)	(204)	386
Balance, end of year	$5,816	$7,700	$7,083

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $6,904,000, $6,318,000 and $3,132,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

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

Total cooperative marketing costs charged to sales and marketing expenses for the years ended June 30, 2016, 2015 and 2014, were $2,506,000, $1,995,000 and $2,058,000, respectively. Total amounts recorded as reductions to sales for the years ended June 30, 2016, 2015 and 2014, were $3,879,000, $4,200,000 and $2,829,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses, including cooperative marketing payments, were $10,477,000, $7,263,000 and $5,183,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors, including employee stock options and restricted stock units. The Company is required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of the Company's common stock on the date of grant. The Company estimated the fair value of stock options granted using a Black-Scholes option pricing model and a single option award approach. This model requires the Company to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of the Company's common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Shipping and Handling Fees

The Company incurred shipping costs of $2,535,000, $2,090,000 and $1,605,000 for the years ended June 30, 2016, 2015 and 2014, respectively, which were included in sales and marketing expenses.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The functional currency of the Company’s international subsidiaries is the U.S. dollar. Monetary assets and liabilities of the Company's international subsidiaries that are denominated in the local currency are remeasured into U.S. dollars at period-end exchange rates. Non-monetary assets and liabilities that are denominated in the local currency are remeasured into U.S. dollars at the historical rates. Revenue and expenses that are denominated in the local currency are remeasured into U.S. dollars at the average exchange rates during the period. Accordingly, remeasurement of foreign currency accounts and foreign exchange transaction gains and losses, which have not been material, are reflected in the consolidated statements of operations.

Net Income Per Common Share

In fiscal years 2016 and 2015, basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock units.

In fiscal year 2014, the Company had restricted share awards outstanding which were subject to repurchase and settled in shares of common stock upon vesting. Such awards had the nonforfeitable right to receive dividends on an equal basis with common stock and therefore were considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per common share was determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Diluted net income per common share was calculated by adjusting outstanding shares, assuming any dilutive effects of stock incentive awards calculated using the treasury stock method.

Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding stock options and restricted stock units. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a further dilutive effect on net income per share.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2016	2015	2014
Basic net income per common share calculation
Net income	$72,021	$101,863	$54,157
Less: Undistributed earnings allocated to participating securities	—	—	(36)
Net income attributable to common shares—basic	$72,021	$101,863	$54,121
Weighted-average number of common shares used to compute basic net income per common share	47,917	46,434	43,599
Basic net income per common share	$1.50	$2.19	$1.24
Diluted net income per common share calculation
Net income	$72,021	$101,863	$54,157
Less: Undistributed earnings allocated to participating securities	—	—	(34)
Net income attributable to common shares—diluted	$72,021	$101,863	$54,123
Weighted-average number of common shares used to compute basic net income per common share	47,917	46,434	43,599
Dilutive effect of options and restricted stock units to purchase common stock	3,919	3,660	2,913
Weighted-average number of common shares used to compute diluted net income per common share	51,836	50,094	46,512
Diluted net income per common share	$1.39	$2.03	$1.16

For the years ended June 30, 2016, 2015 and 2014, the Company had stock options and restricted stock units outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 1,196,000, 3,805,000 and 3,465,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

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

Concentration of Supplier Risk

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 35.2%, 28.7%, and 23.4% of total purchases for the years ended June 30, 2016, 2015 and 2014, respectively. Ablecom, a related party of the Company as noted in Note 9, accounted for 11.5%, 12.6% and 16.1% of total purchases for the years ended June 30, 2016, 2015 and 2014, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and long-term investments and accounts receivable. In fiscal years 2016 and 2015, one customer accounted for 10.9% and 10.1%, respectively, of net sales. No single customer accounted for 10% or more of net sales in fiscal year 2014. No customer accounted for 10% or more of accounts receivable as of June 30, 2016 and 2015.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

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

In November 2015, the FASB issued an amendment to the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. Early adoption is permitted as of the beginning of an interim or annual reporting period. The amendment is effective for the Company on July 1, 2017. The Company has adopted this guidance on a prospective basis for the fiscal year ended June 30, 2016. Adoption of this guidance resulted in a reclassification of our net current deferred tax asset of $17,869,000 to the net non-current deferred tax asset in our Consolidated Balance Sheet as of June 30, 2016. No prior periods were retrospectively adjusted.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy as the determination of their fair values is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy as the determination of their fair values was not based on observable inputs as of June 30, 2016 and 2015. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of June 30, 2016 and 2015. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

The following table sets forth the Company’s cash equivalents and long-term investments as of June 30, 2016 and 2015 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$315	$—	$—	$315
Auction rate securities	—	—	2,643	2,643
Total assets measured at fair value	$315	$—	$2,643	$2,958

June 30, 2015	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$310	$—	$—	$310
Auction rate securities	—	—	2,633	2,633
Total assets measured at fair value	$310	$—	$2,633	$2,943

The above table excludes $180,426,000 and $94,901,000 of cash and $2,133,000 and $1,130,000 of certificates of deposit held by the Company as of June 30, 2016 and 2015, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in fiscal year 2016 and 2015.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for fiscal years 2016 and 2015 (in thousands):

	Years Ended June 30,
	2016	2015
Balance as of beginning of year	$2,633	$2,647
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	10	(14)
Sales and settlements at par	—	—
Transfers in and/or out of Level 3	—	—
Balance as of end of year	$2,643	$2,633

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s long-term investments as of June 30, 2016 and 2015 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(117)	$2,633

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2016 and 2015, short-term and long-term debt of $93,589,000 and $94,412,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Note 3.        Accounts Receivable Allowances

The Company has established an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2016, 2015 and 2014, consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2016	$1,198	$1,278	$(135)	$2,341
Year ended June 30, 2015	1,474	326	(602)	1,198
Year ended June 30, 2014	1,562	1,476	(1,564)	1,474
Allowance for sales returns
Year ended June 30, 2016	$430	$10,877	$(10,927)	$380
Year ended June 30, 2015	448	9,383	(9,401)	430
Year ended June 30, 2014	404	8,985	(8,941)	448

Note 4.        Inventory

Inventory as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Finished goods	$351,209	$384,647
Work in process	19,105	23,214
Purchased parts and raw materials	78,666	55,632
Total inventory	$448,980	$463,493

Note 5.        Property, Plant, and Equipment

Property, plant and equipment as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Land (1)	$70,454	$63,962
Buildings (1)	71,665	51,959
Building and leasehold improvements (1)	10,941	8,323
Buildings construction in progress (1)	15,803	25,572
Machinery and equipment	53,282	40,689
Furniture and fixtures	10,364	7,421
Purchased software (2)	13,920	3,343
Purchased software construction in progress (2)	532	8,567
	246,961	209,836
Accumulated depreciation and amortization	(59,012)	(46,798)
Property, plant and equipment, net	$187,949	$163,038
(1) In connection with the purchase of property located in San Jose, California for the Company's Green Computing Park, the Company continues to engage several contractors for the development and construction of improvements on the property. The first manufacturing building at this location was completed in August 2015. In fiscal year 2016, the Company also engaged a contractor for the construction of improvements on leasehold property located in the Netherlands, which was completed in October 2015.
(2) The Company completed its implementation of a new enterprise resource planning, or ERP, system for its United States headquarters on July 5, 2015 and for its subsidiaries in Taiwan and the Netherlands in January 2016. The Company has capitalized the costs of the new ERP software and certain expenses associated directly with the implementation of the ERP system and began to depreciate these costs in fiscal year 2016.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.        Accrued Liabilities

Accrued liabilities as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Accrued payroll and related expenses	$16,015	$15,141
Customer deposits	6,265	6,314
Accrued warranty costs	5,816	7,700
Accrued cooperative marketing expenses	7,300	5,690
Deferred revenue (1)	13,418	4,989
Others	6,804	6,909
Total accrued liabilities	$55,618	$46,743

(1) As of June 30, 2016 and 2015, deferred revenue consist primarily of a deferred extended warranty and on-site service revenue of $12,746,000 and $4,085,000, respectively.

Note 7.        Short-term and Long-term Obligations

Short-term and long-term obligations as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Line of credit:
Bank of America (1)	$62,199	$59,699
CTBC Bank	10,100	9,700
Total lines of credit	72,299	69,399
Term loans:
Bank of America	933	3,733
CTBC Bank	20,357	21,280
Total term loans	21,290	25,013
Total debt	93,589	94,412
Current portion	(53,589)	(93,479)
Long-term portion	$40,000	$933

(1) In July 2016, $50,000,000 of the revolving line of credit was refinanced to a five-year term loan under the new credit agreement with Bank of America and was reclassified to long-term loan as of June 30, 2016.

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In June 2015, the Company entered into an amendment to the existing credit agreement with Bank of America N.A. ("Bank of America") which provided for (i) a $65,000,000 revolving line of credit facility that would have matured on November 15, 2015 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest are payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company extended the revolving line of credit to mature on June 30, 2016.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2016, the Company entered into a new credit agreement with Bank of America, which provided for (i) a $55,000,000 revolving line of credit facility including a $5,000,000 letter of credit sublimit that matures on June 30, 2017 and (ii) a five-year $50,000,000 term loan facility. This revolving line of credit facility replaced the existing revolving line of credit facility with Bank of America. This additional term loan is secured by seven buildings located in San Jose, California and the property, plant and equipment and the inventory in those buildings. The principal and interest of the term loan are payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum.

The interest rate for the revolving line of credit under the above credit agreements with Bank of America is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.46% at June 30, 2016. The letter of credit is charged at 1.25% per annum. In July 2016, the Company received $50,000,000 term loan proceeds from Bank of America under the new credit agreement with an interest rate at 1.71% per annum and paid down the outstanding amounts under the revolving line of credit with Bank of America.

In June 2016, the Company also entered into a separate credit agreement with Bank of America, which provided for a revolving line of credit of $10.0 million for the Taiwan subsidiary that matures on June 30, 2017. The interest rate of the revolving line of credit is equal to a minimum of 0.9% per annum plus the lender's cost of fund.

As of June 30, 2016 and 2015, the total outstanding borrowings under the Bank of America term loan was $933,000 and $3,733,000, respectively. The total outstanding borrowings under the Bank of America lines of credit was $62,199,000 and $59,699,000 as of June 30, 2016 and 2015, respectively. The interest rates for these loans ranged from 1.02% to 1.96% per annum at June 30, 2016 and from 0.79% to 1.68% per annum at June 30, 2015, respectively. As of June 30, 2016, the unused revolving lines of credit and term loan amount with Bank of America under the new credit agreements were $2,801,000 and $50,000,000, respectively.

CTBC Bank

In November 2015, the Company entered into an amendment to the existing credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD$700,000,000 or $22,017,000 U.S. dollar equivalent term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $17,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NTD$1,000,000,000 or $30,340,000 U.S. dollar equivalent. In January 2016, the Company extended the revolving line of credit to mature on March 31, 2016.

In April 2016, the Company entered into a credit agreement with CTBC Bank Co., Ltd that provides for (i) a 12-month NTD$700,000,000 or $21,620,000 U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly. This term loan facility also includes a 12-month customs bond up to NTD$100,000,000 or $3,089,000 U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at $40,000,000. The credit agreement matures on March 31, 2017.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $20,357,000 and $21,280,000 at June 30, 2016 and 2015, respectively. At June 30, 2016 and 2015, the total outstanding borrowings under the CTBC Bank revolving line of credit was $10,100,000 and $9,700,000, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.90% and 1.25% at June 30, 2016 and 0.82% and 1.16% per annum at June 30, 2015. At June 30, 2016, available for future borrowing under this credit agreement was $9,543,000.

Covenant Compliance

The new credit agreement with Bank of America contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The new credit agreement contain certain financial covenants, including the following:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Not to incur on a consolidated basis, a net loss before taxes and extraordinary items for any two consecutive fiscal quarters;

•
The Consolidated Leverage Ratio, as defined in the agreement, as of the end of any fiscal quarter, measured for the most recently completed twelve (12) months of the Company, shall not be greater than 2.00;

•
The domestic unencumbered liquid assets, as defined in the agreement, maintained in accounts within the United States shall have an aggregate market value of not less than $30,000,000, measured quarterly as of the last day of each fiscal quarter.

As of June 30, 2016, total assets of $934,625,000 collateralized the line of credit with Bank of America under the new credit agreement, which represent the total assets of the United States headquarter company, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of June 30, 2016, total assets collateralizing the term loan with Bank of America under the new credit agreement were $59,258,000. As of June 30, 2015, the total assets of $1,045,408,000 collateralized the line of credits with Bank of America which represents all the assets of the Company except for three buildings purchased in San Jose, California in June 2010 and the land and building located in Bade, Taiwan. As of June 30, 2015, total assets collateralizing the term loan with Bank of America was $17,354,000. As of June 30, 2016, the Company was in compliance with all financial covenants associated with the credit agreements with Bank of America.

As of June 30, 2016 and 2015, the land and building located in Bade, Taiwan with a value of $26,804,000 and $27,047,000, respectively, collateralized the term loan with CTBC Bank. There are no financial covenants associated with the term loan with CTBC Bank at June 30, 2016.

Debt Maturities

The following table as of June 30, 2016, summarizes future minimum principal payments on the Company’s debts excluding capital leases (in thousands):

Fiscal Years Ending June 30,
2017	$53,589
2018	10,000
2019	10,000
2020	10,000
2021	10,000
Thereafter	—
Total	$93,589

In July 2016, the Company received $50,000,000 term loan proceeds from Bank of America and paid down the outstanding amounts under the revolving line of credit with Bank of America. The above table presents the future minimum principal payments on the Company's debts based on the latest credit agreements with Bank of America and CTBC Bank as of June 30, 2016.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.         Other Long-term Liabilities

Other long-term liabilities as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Deferred revenue-net of current portion (1)	$21,940	$4,276
Accrued unrecognized tax benefits including related interests and penalties-net of current portion	16,056	10,184
Accrued warranty costs-net of current portion	1,313	—
Others	1,294	1,224
Total other long-term liabilities	$40,603	$15,684

(1) As of June 30, 2016 and 2015, deferred revenue-net of current portion consist primarily of a deferred extended warranty and on-site service revenue of $21,265,000 and $4,276,000, respectively.

Note 9.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over its operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 0.3% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 36.0% of Ablecom at June 30, 2016.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. For the years ended June 30, 2016, 2015 and 2014, the Company purchased products from Ablecom totaling $241,836,000, $227,562,000 and $201,848,000, respectively. For the years ended June 30, 2016, 2015 and 2014, the Company sold products to Ablecom totaling $19,453,000, $58,013,000 and $14,576,000, respectively.

Amounts owed to the Company by Ablecom as of June 30, 2016 and 2015, were $4,678,000 and $13,186,000, respectively. Amounts owed to Ablecom by the Company as of June 30, 2016 and 2015, were $39,152,000 and $59,015,000, respectively. In fiscal year 2016, the Company paid Ablecom the majority of invoiced dollars between 48 and 90 days of invoice date. For the years ended June 30, 2016, 2015 and 2014, the Company paid $9,085,000, $5,851,000 and $6,906,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $62,782,000 and $67,261,000 at June 30, 2016

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2015, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. The Management Company had no business operations as of June 30, 2012. For the years ended June 30, 2016, 2015 and 2014, $20,000, $(11,000) and $(6,000) of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the consolidated statements of operations.

Note 10.        Stock-based Compensation and Stockholders’ Equity

Share Repurchase Program

In July 2016, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100,000,000 of the Company’s common stock in the open market or in private transactions during the next twelve months at prevailing market prices. Repurchases will be made under the program using the Company’s own cash resources. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. In July 2016, the Company purchased 513,194 shares of the Company's common stock in the open market at a weighted average price of $19.97 for $10,259,000.

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of such date, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006" Plan). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan but that are forfeited in the future will become available for use under the 2016 Plan. In addition, 1,153,412 shares of common stock originally reserved for issuance under the 2006 Plan were cancelled upon the adoption of the 2016 Plan. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and restricted stock units generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of June 30, 2016, the Company had 4,294,003 authorized shares available for future issuance under the 2016 Plan.

Determining Fair Value

The Company's fair value of restricted stock units is based on the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on a combination of the Company's peer group and the Company's historical experience.

Expected Volatility—Expected volatility is based on a combination of the Company's implied and historical volatility.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input and the Company has no plans to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the United States Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Estimated Forfeitures—The estimated forfeiture rate is based on the Company’s historical forfeiture rates and the estimate is revised in subsequent periods if actual forfeitures differ from the estimate.

The fair value of stock option grants for the years ended June 30, 2016, 2015 and 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2016	2015	2014
Risk-free interest rate	1.37% - 1.57%	1.35% - 1.76%	1.53% - 1.90%
Expected life	5.31 - 5.33 years	5.40 - 5.44 years	5.49 - 5.58 years
Dividend yield	—%	—%	—%
Volatility	46.65% - 50.89%	46.93% - 49.31%	43.48% - 50.07%
Weighted-average fair value	$12.07	$12.72	$7.23

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014 (in thousands):

	Years Ended June 30,
	2016	2015	2014
Cost of sales	$1,098	$901	$941
Research and development	10,178	8,643	6,783
Sales and marketing	1,841	1,553	1,260
General and administrative	3,014	2,602	2,078
Stock-based compensation expense before taxes	16,131	13,699	11,062
Income tax impact	(4,503)	(3,791)	(2,426)
Stock-based compensation expense, net	$11,628	$9,908	$8,636

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options and vesting of restricted stock units in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $3,727,000, $11,157,000 and $7,041,000 of excess tax benefits recorded in additional paid-in capital in the years ended June 30, 2016, 2015 and 2014, respectively. The Company had excess tax benefits classified as cash from financing activities of $2,855,000, $8,089,000 and $2,992,000 in the years ended June 30, 2016, 2015 and 2014, respectively, for options issued since July 1, 2006.

As of June 30, 2016, the Company’s total unrecognized compensation cost related to non-vested stock-based awards granted to employees and non-employee directors was $37,533,000, which will be recognized over a weighted-average vesting period of approximately 2.29 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes stock option activity during the years ended June 30, 2016, 2015 and 2014 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2013 (8,731,818 shares exercisable at weighted average exercise price of $9.66 per share)	12,206,178	$10.83
Granted (weighted average fair value of $7.23)	1,808,006	15.87
Exercised	(2,863,878)	8.36
Forfeited	(244,704)	14.25
Balance as of June 30, 2014 (7,558,631 shares exercisable at weighted average exercise price of $11.05 per share)	10,905,602	12.24
Granted (weighted average fair value of $12.72)	1,093,920	28.28
Exercised	(2,124,401)	10.99
Forfeited	(172,278)	18.68
Balance as of June 30, 2015 (7,208,475 shares exercisable at weighted average exercise price of $12.24 per share)	9,702,843	14.21
Granted (weighted average fair value of $12.07)	316,580	26.86
Exercised	(1,013,430)	12.03
Forfeited	(45,126)	19.45
Balance as of June 30, 2016	8,960,867	$14.88	5.20	$93,661
Options vested and expected to vest at June 30, 2016	8,887,498	$14.79	5.18	$93,566
Options vested and exercisable at June 30, 2016	7,495,131	$13.35	4.63	$87,796

The total pretax intrinsic value of options exercised during the years ended June 30, 2016, 2015 and 2014 was $18,016,000, $48,077,000 and $30,165,000, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of June 30, 2016, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$4.63 - 7.91	933,694	2.41	$6.29	933,694	$6.29
7.94 - 9.24	924,705	3.29	8.61	908,080	8.60
9.72 - 10.66	1,309,468	3.69	10.39	1,245,451	10.41
10.68 - 12.50	907,879	5.36	11.78	846,813	11.79
12.68 - 14.23	1,307,560	5.20	13.76	1,138,326	13.69
15.22 - 17.29	923,677	5.51	16.32	923,677	16.32
17.69 - 18.93	1,134,968	6.36	18.56	829,328	18.57
20.70 - 26.75	1,125,706	8.01	24.83	562,044	24.04
27.28 - 37.06	357,710	8.99	32.80	84,593	35.09
39.19	35,500	8.62	39.19	23,125	39.19
$4.63 - $39.19	8,960,867	5.20	$14.88	7,495,131	$13.35

Restricted Stock Unit Activity

In January 2015, the Company began to grant restricted stock units to employees. The Company grants restricted stock units to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

The following table summarizes restricted stock unit activity during the years ended June 30, 2016 and 2015 under all plans:

	Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2014	—	$—
Granted	374,720	$35.82
Vested	(14,685)	$35.23
Forfeited	(56,711)	$34.90
Balance as of June 30, 2015	303,324	$36.02
Granted	845,870	$28.45
Vested	(177,707)	$31.80
Forfeited	(44,504)	$29.72
Balance as of June 30, 2016	926,983	$30.23	$23,036

The total pretax intrinsic value of restricted stock units vested was $4,872,743 and $486,000 for the years ended June 30, 2016 and 2015, respectively. In fiscal years 2016 and 2015, upon vesting, 177,707 and 14,685 shares of restricted stock units were partially net share-settled such that the Company withheld 65,164 and 5,278 shares, respectively, with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations to taxing authorities were $1,786,000 and $175,000 for the years ended June 30, 2016 and 2015, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2016 Plan.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In August 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of an agreement (the “Option Exercise Agreement”) with Charles Liang, a director and President and Chief Executive Officer of the Company, pursuant to which Mr. Liang exercised a fully vested option previously granted to him for the purchase of 925,000 shares. The option was exercised using a “net-exercise” procedure in which he was issued a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option (898,205 shares based upon the market value as of the date of exercise). The shares issued upon exercise of the option are subject to vesting over five years. Vesting of the shares subject to the award may accelerate in certain circumstances pursuant to the terms of the Option Exercise Agreement. The Company determined that there is no incremental fair value of the option exchanged for the awards. The awards were fully vested as of June 30, 2014.

Restricted Stock Award Activity

The following table summarizes the Company’s restricted stock award activity for the year ended June 30, 2014:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock at June 30, 2013	179,641	$10.66
Granted	3,500	14.23
Vested	(183,141)	10.73
Forfeited	—	—
Nonvested stock at June 30, 2014	—	—

The Company had no restricted stock award activity for the years ended June 30, 2016 and 2015. The total pretax intrinsic value of restricted stock awards vested was $1,965,000 for the year ended June 30, 2014. In fiscal year 2014, upon vesting, 183,141 shares of restricted stock awards were partially net share-settled such that the Company withheld 51,583 shares with value equivalent to the minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for an officer's tax obligations to the taxing authorities were $681,000 for the year ended June 30, 2014, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. There are no unvested restricted stock awards at June 30, 2016 and 2015.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.        Income Taxes

The components of income before income tax provision for the years ended June 30, 2016, 2015 and 2014 are as follows (in thousands):

	Years Ended June 30,
	2016	2015	2014
United States	$94,335	$118,083	$66,152
Foreign	11,092	27,813	13,442
Income before income tax provision	$105,427	$145,896	$79,594

The income tax provision for the years ended June 30, 2016, 2015 and 2014, consists of the following (in thousands):

	Years Ended June 30,
	2016	2015	2014
Current:
Federal	$28,556	$33,496	$20,102
State	1,954	1,980	624
Foreign	10,843	10,960	5,252
	41,353	46,436	25,978
Deferred:
Federal	(6,890)	(1,989)	122
State	(1,080)	70	(472)
Foreign	23	(484)	(191)
	(7,947)	(2,403)	(541)
Income tax provision	$33,406	$44,033	$25,437

The Company’s net deferred tax assets as of June 30, 2016 and 2015 consist of the following (in thousands):

	June 30,
	2016	2015
Warranty accrual	$2,213	$2,493
Marketing fund accrual	1,792	1,163
Inventory valuation	12,214	10,158
Stock-based compensation	5,186	4,800
Accrued vacation and bonus	2,544	1,230
Payable to foreign subsidiaries	1,824	1,716
Deferred revenue	3,221	425
Other	2,514	1,003
Total deferred income tax assets	31,508	22,988
Deferred tax liabilities-depreciation and other	(3,048)	(628)
Deferred income tax assets-net	$28,460	$22,360

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative undistributed earnings of our foreign subsidiaries of $42,515,000 at June 30, 2016 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The following is a reconciliation for the years ended June 30, 2016, 2015 and 2014, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2016	2015	2014
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	3.3	3.0	3.3
Foreign tax rate differences	0.6	(3.0)	(2.5)
Research and development tax credit	(7.2)	(3.4)	(4.0)
Qualified production activity deduction	(2.8)	(1.3)	(1.8)
Stock based compensation	2.3	2.2	4.5
Uncertain tax positions	(1.6)	(0.7)	(2.1)
Subpart F income inclusion	(2.9)	(2.9)	(3.9)
Foreign withholding tax	3.3	3.0	4.1
Federal tax return to provision adjustment	0.4	0.2	(0.7)
Other	1.3	(1.9)	0.1
Effective tax rate	31.7%	30.2%	32.0%

As of June 30, 2016, the Company had state research and development tax credit carryforwards of $9,898,000. The state research and development tax credits will carryforward indefinitely to offset future state income taxes. $6,837,000 of the state research and development tax credit carryforwards were attributable to excess tax deductions from stock option exercises, and were not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2013	$8,089
Gross increases:
For current year’s tax positions	3,120
For prior years’ tax positions	132
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(1,726)
For prior year' tax positions	—
Balance at June 30, 2014	9,615
Gross increases:
For current year’s tax positions	3,855
For prior years’ tax positions	793
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(971)
For prior years’ tax positions	—
Balance at June 30, 2015	13,292
Gross increases:
For current year’s tax positions	6,167
For prior years’ tax positions	2,074
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(2,138)
For prior years’ tax positions	—
Balance at June 30, 2016	$19,395
__________________________

*	excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $16,723,000 and $10,971,000 as of June 30, 2016 and 2015, respectively.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of operations. As of June 30, 2016 and 2015, the Company had accrued $1,042,000 and $898,000 for the payment of interest and penalties relating to unrecognized tax benefits, respectively. During fiscal years 2016, 2015 and 2014, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. The 2012 and 2013 federal tax returns are currently under the IRS examination. The Company has responded to Information Document Requests ("IDRs"), issued by the Internal Revenue Service ("IRS"). No adjustment has been proposed by the IRS as of June 30, 2016. The Company is also currently under audit in Taiwan. The Taiwan Tax Authority issued income tax assessments for tax years 2013 and 2014 related to the local income tax exemption regime which the Company has participated in. The Company is currently in the process of appeals. While management believes that the Company has adequately provided reserves for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The federal statute of limitations remain open in general for tax years 2012 through 2015. The state statute of limitations remain open in general for tax years 2011 through 2015. The statute of limitations in major foreign jurisdictions remain open for examination in general for tax years 2009 through 2015. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2017. As of June 30, 2016, these remaining non-cancellable commitments were $334,010,000 compared to $378,341,000 as of June 30, 2015.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $110,505,000, which will be paid through December 2016. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

Lease Commitments—The Company leases offices and equipment under noncancelable operating leases which expire at various dates through 2025. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

	Balance as of
Year ending:	Capital Leases	Operating Leases
June 30, 2017	$261	$4,271
June 30, 2018	234	3,924
June 30, 2019	195	3,698
June 30, 2020	94	3,737
June 30, 2021	38	1,662
Thereafter	—	2,631
Total minimum lease payments	822	$19,923
Less: Amounts representing interest	71
Present value of minimum lease payments	751
Less: Long-term portion	524
Current portion	$227

Rent expense for the years ended June 30, 2016, 2015 and 2014, was $4,560,000, $3,729,000 and $3,477,000, respectively.

Note 13.        Retirement Plans

The Company sponsors a 401(k) savings plan for eligible United States employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the years ended June 30, 2016, 2015 and 2014.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a defined contribution plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by the Company. For the years ended June 30, 2016, 2015 and 2014, the Company’s matching contribution was $250,000, $200,000 and $198,000, respectively.

The Company maintains a defined benefit pension plan for Super Micro Computer, Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. Plan assets of the funded defined benefit pension plan are deposited into a government-managed account in which the Company has no control over investment strategy. For the years ended June 30, 2016, 2015 and 2014, the Company’s contribution was $1,003,000, $862,000 and $740,000, respectively.

Note 14.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the years ended June 30, 2016, 2015 and 2014, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2016	2015	2014
Net sales:
United States	$1,398,405	$1,160,651	$809,250
Europe	385,819	378,323	316,760
Asia	324,208	326,912	299,403
Other	107,141	125,269	41,789
	$2,215,573	$1,991,155	$1,467,202

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	June 30,
	2016	2015	2014
Long-lived assets:
United States	$142,764	$124,292	$94,119
Asia	42,052	37,695	36,123
Europe	3,133	1,051	347
	$187,949	$163,038	$130,589

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2016		2015		2014
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$1,525,570	68.9%	$1,213,608	60.9%	$740,789	50.5%
Subsystems and accessories	690,003	31.1%	777,547	39.1%	726,413	49.5%
Total	$2,215,573	100.0%	$1,991,155	100.0%	$1,467,202	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories done by the Company. In fiscal year 2016 and 2015, one customer represented 10.9% and 10.1% of the Company's total net sales, respectively, and no customer represented greater than 10% of the Company’s total net sales for the year ended June 30, 2014. No country other than the United States represent greater than 10% of the Company’s total net sales for any of the years ended June 30, 2016, 2015 and 2014. No customer accounted for 10% or more of the Company's accounts receivable as of June 30, 2016, 2015 and 2014.

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

	Three Months Ended
	Sep. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016
	(In thousands, except per share data)
Net sales	$519,618	$638,964	$532,721	$524,270
Gross profit	$72,215	$106,362	$79,152	$73,796
Net income	$13,699	$34,689	$16,662	$6,971
Net income per common share:
Basic	$0.29	$0.73	$0.35	$0.14
Diluted	$0.27	$0.67	$0.32	$0.13

	Three Months Ended
	Sep. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	Jun. 30, 2015
	(In thousands, except per share data)
Net sales	$443,322	$503,014	$471,225	$573,594
Gross profit	$69,193	$84,452	$76,820	$89,766
Net income	$20,863	$31,242	$23,056	$26,702
Net income per common share:
Basic	$0.46	$0.68	$0.49	$0.56
Diluted	$0.42	$0.61	$0.44	$0.51

Note 16.        Prior Period Adjustment Recorded in Current Period

In November 2015, the Company identified errors to revenue recognized in the consolidated financial statements for the fiscal years ended June 30, 2013, 2014 and 2015. The Company determined that certain contracts for extended warranties on products in multiple element arrangements were incorrectly recorded as revenue at the time of sale of the product instead of being deferred and amortized over the contractual warranty period. To quantify the amount of these errors, the Company determined a best estimated selling price for the extended warranty contracts based on amounts separately priced for these contracts on customer invoices. The cumulative impact of this prior period error as of June 30, 2015 was an overstatement of net sales and net income by $9,259,000 and $5,926,000, respectively for the three-year period then ended.

The Company assessed the materiality of these errors on the consolidated financial statements for each of the fiscal years ended June 30, 2013, 2014 and 2015, and concluded not to correct those financial statements because the errors were not material to any of these periods. The Company also concluded that recording an out-of-period correction to the consolidated financial statements for the fiscal year ended June 30, 2016 would not be material. Consequently, the out-of-period correction of these errors was recorded in the first quarter ended September 30, 2015 by reducing net sales by $9,259,000 and net income by $5,926,000, respectively.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Prior Year Material Weakness

As disclosed in our fiscal year 2015 Form 10-K/A, in November 2015 our management determined that we had a material weakness in the design of our internal controls related to recording revenue. Since that time, with the oversight of our management and audit committee, we have taken steps to remediate the material weakness to ensure that proper extended warranty and any other deliverables in our bill of materials are tracked and related revenue deferrals are recorded. The following steps have been implemented and performed:

•	Initiation of a review of extended warranty and any other deliverables in our bill of materials for all products;

•	Increased oversight and monitoring by our management of extended warranty and other deliverables in our bill of materials for any new products; and

•	Documenting and tracking extended warranty and other deliverables in our contract matrix to ensure proper revenue recognition.
Our management believes the foregoing efforts have effectively remediated the material weakness as these procedures have been implemented for a sufficient period of time beginning in the first half of fiscal year 2016 and we have completed our testing of the design and operating effectiveness of these above procedures as of June 30, 2016. As we continue to evaluate and work to improve our internal control over financial reporting, our management may execute additional measures to enhance the overall design of our internal controls.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2016 of the Company and our report dated August 26, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to significant related party transactions.

/s/ Deloitte & Touche LLP
San Jose, California
August 26, 2016

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

Our executive officers and directors and their ages and their positions as of August 18, 2016, are as follows:

Name	Age	Position(s)
Charles Liang	58	President, Chief Executive Officer and Chairman of the Board
Howard Hideshima	57	Senior Vice President, Chief Financial Officer
Phidias Chou	58	Senior Vice President, Worldwide Sales
Yih-Shyan (Wally) Liaw	61	Senior Vice President of International Sales, Corporate Secretary and Director
Chiu-Chu (Sara) Liu Liang	54	Senior Vice President of Operations, Treasurer and Director
Laura Black(1)(4)	54	Director
Michael S. McAndrews(1)(4)	63	Director
Hwei-Ming (Fred) Tsai(1)(2)(3)(4)	60	Director
Sherman Tuan(2)(3)(4)	62	Director
__________________________

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

The current composition of the board is:

Class I Directors (terms expiring at the 2016 annual meeting)	Charles Liang Sherman Tuan
Class II Directors (terms expiring at the 2017 annual meeting)	Yih-Shyan (Wally) Liaw Laura Black Michael S. McAndrews
Class III Directors (terms expiring at the 2018 annual meeting)	Chiu-Chu (Sara) Liu Liang Hwei-Ming (Fred) Tsai

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted “Corporate Governance Guidelines” to help ensure that the board of directors is independent from management, appropriately performs its function as the overseer of management, and that the interests of the board of directors and management align with the interests of the stockholders. The “Corporate Governance Guidelines” are available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance.”

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

Director Independence

The rules of NASDAQ generally require that a majority of the members of a listed company's board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company's audit committee, compensation committee, and nominating and corporate governance committees be independent.

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board and committee meetings. We encourage, but do not require, each board member to attend our annual meeting of stockholders. Five of our directors attended our annual meeting of stockholders held during fiscal 2016. The board of directors held four meetings during fiscal year 2016, each of which were regularly scheduled meetings. The board of directors also acted by written consent one time during fiscal year 2016. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during the time they served as a director in fiscal year 2016.

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

Our management with oversight from our Compensation Committee has reviewed its compensation policies and practices with respect to risk-taking incentives and risk management, and does not believe that potential risks arising from its compensation polices or practices are reasonably likely to have a material adverse effect on the Company.

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

Audit Committee

The Audit Committee has three members. The Audit Committee met seven times in fiscal year 2016, four of which were regularly scheduled quarterly meetings and three of which were special meetings. Our board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing standards of NASDAQ and the rules of the SEC. Our board of directors has also determined that each member of our Audit Committee is an “audit committee financial expert” as defined under applicable SEC rules.

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

Compensation Committee

The Compensation Committee has two members and met four times in fiscal year 2016. The Compensation Committee is comprised solely of non-employee directors. Our board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing standards of NASDAQ.

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

Nominating and Corporate Governance Committee

The Governance Committee has two members and met four times in fiscal year 2016. The Governance Committee is comprised solely of non-employee directors. Our board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing standards of NASDAQ.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure. In addition, during fiscal year 2016, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who served on our board of directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2016 transactions in our common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2016, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year, other than one late report made by Phidias Chou with respect to one transaction.

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

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of Howard Hideshima, our Chief Financial Officer. Committee meetings are regularly attended by Mr. Hideshima and Robert Aeschliman, our General Counsel. However, Mr. Hideshima does not attend the portion of meetings during which his own performance or compensation is being discussed. Mr. Hideshima and Mr. Aeschliman support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In July 2015, as part of making an overall assessment of each individual’s role and performance, and structuring our compensation programs for fiscal year 2016, the Compensation Committee reviewed recommendations of management as well as publicly available peer group compensation data.

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

The Compensation Committee considers various sources of competitive data when determining executive compensation levels, including compensation data from a sampling of public companies and public compensation surveys. For fiscal year 2016, the sample of companies consisted of the following companies:

Brocade Communications Systems, Inc.	Infinera Corporation
Cray, Inc.	NetApp, Inc.
Extreme Networks, Inc.	Netgear, Inc.

In selecting the companies for inclusion in the sample, the following factors were considered: industry, net revenues, operating income and whether the company may compete against us for executive talent. These companies ranged in annual revenue from approximately $552.9 million to $6.1 billion. In addition to gathering data specific to the above listed companies, the Compensation Committee also reviewed public surveys of compensation practices.

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

The Role of Stockholder Say-on-Pay Votes

Our board of directors, the Compensation Committee, and our management value the opinions of our stockholders. At our annual meeting of stockholders held on February 13, 2014 (the "2013 Annual Meeting"), we provided our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of the Company's named executive officers as disclosed in the proxy statement for our 2013 Annual Meeting. At the meeting, 35,521,057 shares or approximately 98.1% of the stockholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, while only 514, 344 or approximately 1.4% voted against (with approximately 155,954 shares or 0.4% abstaining). 4,727,490 shares held by brokers were not voted with respect to this proposal. Although the advisory stockholder vote on executive compensation is non-binding, the Compensation Committee has considered and will continue to consider, the outcome of the vote when making future compensation decisions for named executive officers. In determining and deciding on executive compensation for fiscal year 2016, our Compensation Committee took into account the results of the 2013 Annual Meeting stockholder advisory vote to approve executive compensation, particularly the strong support expressed by the Company's stockholders, as one of the many factors considered in deciding that the Company's compensation policies and procedures for 2016 should largely remain consistent with our policies and procedures in prior years.

Role of Executive Officers in the Compensation Process

Management provides recommendations to the Compensation Committee on issues such as compensation program design, and evaluations of executive and Company performance. In fiscal year 2016, the Compensation Committee also had access to competitive data collected by management. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our executive officers rests with the Compensation Committee.

In addition, the Company evaluates the use of a compensation consultant each year, but currently does not feel that it is necessary to engage a compensation consultant as part of the Company’s compensation process.

Fiscal Year 2016 Executive Officer Compensation Components

For fiscal year 2016, the principal components of compensation for our executive officers were:

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

Fiscal Year 2016 Executive Officer Compensation

In July 2015, the Compensation Committee met to review the base salaries of our executive officers for fiscal year 2016. In determining base salaries for fiscal year 2016, the Compensation Committee decided to increase the base salary of our executive officers other than the Chief Executive Officer after taking into account the recommendations of our Chief Executive Officer and taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of each position and an annual review of the contribution and experience of each executive officer. For the Chief Executive Officer, the Compensation Committee considered substantially the same sort of information, as well as the size of the Company and the Chief Executive Officer’s stock ownership, and determined to increase the base salary of the Chief Executive Officer. Based upon its review, the Compensation Committee approved increases in base salaries for our executive officers set forth below. The base salary increases were comparable to the average percentage base salary increases granted to our employees generally.

	Principal Position	2015 Base Salary	2016 Base Salary	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$331,963	$365,160	10.0%
Howard Hideshima	Senior Vice President and Chief Financial Officer	$300,956	$322,023	7.0%
Phidias Chou	Senior Vice President, Worldwide Sales	$273,635	$287,317	5.0%
Yih-Shyan (Wally) Liaw	Senior Vice President, International Sales, Corporate Secretary and Director	$222,216	$233,327	5.0%
Chiu-Chu (Sara) Liu Liang	Senior Vice President of Operations, Chief Administration Officer, Treasurer, and Director	$216,505	$238,156	10.0%

Quarterly Bonus. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Compensation Committee. Bonuses are not awarded based upon any specific plan or formula, but are subjectively determined based upon our performance during the quarter and the individual’s contributions. Historically these bonuses have ranged from zero to an amount equal to two weeks of base salary. For fiscal year 2016, approximately one week of base salary was granted to our Senior Vice President, Worldwide Sales and no bonus were granted to other executive officers.

Equity-Based Incentive Compensation. Stock options and other equity-based awards are an important component of the total compensation of executive officers. We believe that equity-based awards align the interests of each executive with those of our stockholders. They also provide executive officers a significant, long-term interest in our success and help retain key executive officers in a competitive market for executive talent. Our 2016 Equity Incentive Plan authorizes the Compensation Committee to grant stock options and and other equity-based awards to executive officers. The number of shares owned by, or subject to equity-based awards held by, each executive officer is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance of the executive and the relative holdings of other executive officers. The stock options and restricted stock unit awards granted to executive officers by the Compensation Committee generally vest over periods of four years, and stock options expire no later than ten years from the date of grant.

In fiscal year 2016, the Compensation Committee approved grants of additional stock options and restricted stock units to Mr. Chou, Mr. Liaw and Mrs. Liang, as part of the Compensation Committee’s review of all employee grant levels.

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

Stock Retention Policy

We have adopted a stock retention policy which requires that our Chief Executive Officer hold a significant portion of the shares of our common stock acquired under our equity incentive plan for at least 36 months. Under the policy, the Chief Executive Officer must retain at least 50% of all “net” shares received (“net” shares means those shares remaining after the sale or withholding of shares in payment of the exercise price, if applicable, and withholding taxes) for at least 36 months following the date on which an equity award is vested, settled or exercised.

Recoupment Policy

We established a Recoupment Policy that is applicable to our executive officers. Under the policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under United States securities laws, the Compensation Committee shall be entitled to recover from any current or former executive officer any excess incentive-based compensation received by such person during the three year period prior to the date on which we are required to prepare the restatement. This policy applies to both equity-based and cash-based incentive compensation awards. The “excess compensation” is the difference between the actual amount that was paid, and the amount that would have been paid under the restated financial results.

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

Sherman Tuan, Chair
Hwei-Ming (Fred) Tsai

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended 2016, 2015 and 2014 by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly-compensated executive officers. We refer to these officers as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Charles Liang	2016	363,776	$—	$—	$—	$—	$—	$—	$363,776
President, Chief Executive Officer and Chairman of the Board	2015	331,963	7,607	—	2,607,616	—	—	35,565	2,982,751
	2014	312,793	—	—	—	—	—	17,505	330,298

Howard Hideshima	2016	321,146	—	—	—	—	—	1,500	322,646
Senior Vice President and Chief Financial Officer	2015	300,956	6,990	—	403,580	—	—	14,860	726,386
	2014	286,173	2,593	—	—	—	—	9,839	298,605

Phidias Chou	2016	286,747	3,416	137,160	138,000	—	—	—	565,323
Senior Vice President, Worldwide Sales	2015	273,635	6,446	—	—	—	—	26,643	306,724
	2014	257,396	2,341	—	225,577	—	—	14,042	499,356

Yih-Shyan (Wally) Liaw	2016	232,864	—	109,959	105,089	—	—	—	447,912
Senior Vice President, International Sales, Corporate Secretary and Director	2015	222,216	5,422	—	—	—	—	25,055	252,693
	2014	206,122	1,867	—	202,899	—	—	11,196	422,084

Chiu-Chu (Sara) Liu Liang	2016	237,253	—	110,484	113,961	—	—	—	461,698
Senior Vice President of Operations, Treasurer and Director	2015	216,505	5,309	—	—	—	—	14,041	235,855
	2014	200,357	1,814	—	174,800	—	—	5,806	382,777

__________________________

(1)	Amounts disclosed under “Bonus” reflect the cash bonuses earned by the named executive officers.

(2)
The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2016 included in our Annual Report on Form 10-K.

(3)	The Company does not have a defined benefit plan or a non-qualified deferred compensation plan.

(4)	Amount reflects vacation and sick pay.

Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2016 to our named executive officers:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Phidias Chou	10/21/2015	—	—	—	5,400	(2)	—		$—	$137,160
Phidias Chou	10/21/2015	—	—	—	—		7,130	(3)	25.40	81,995
Phidias Chou	10/21/2015	—	—	—	—		4,870	(4)	25.40	56,005
Yih-Shyan (Wally) Liaw	4/27/2016	—	—	—	3,830	(5)	—		—	109,959
Yih-Shyan (Wally) Liaw	4/27/2016	—	—	—	—		3,390	(6)	28.71	41,912
Yih-Shyan (Wally) Liaw	4/27/2016	—	—	—	—		5,110	(7)	28.71	63,177
Chiu-Chu (Sara) Liu Liang	1/27/2016	—	—	—	4,050	(8)	—		—	110,484
Chiu-Chu (Sara) Liu Liang	1/27/2016	—	—	—	—		9,000	(9)	27.28	113,961

__________________________

(1)	Represents the fair value of each stock option and award as of the date of grant, computed in accordance with ASC Topic 718.

(2)	These time-based restricted stock units vest at the rate of 25% on November 10, 2016 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 10, 2019.

(3)	These non-qualified stock options vest at the rate of 25% on September 13, 2016 and 1/16th per quarter thereafter, such that the shares will be fully vested on September 13, 2019.

(4)	These incentive stock options vest at the rate of 25% on September 13, 2016 and 1/16th per quarter thereafter, such that the shares will be fully vested on September 13, 2019.

(5)	These time-based restricted stock units vest at the rate of 25% on May 10, 2017 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 10, 2020.

(6)	These non-qualified stock options vest at the rate of 25% on March 29, 2017 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 29, 2020.

(7)	These incentive stock options vest at the rate of 25% on March 29, 2017 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 29, 2020.

(8)	These time-based restricted stock units vest at the rate of 25% on February 10, 2017 and 1/16th per quarter thereafter, such that the shares will be fully vested on February 10, 2020.

(9)	These non-qualified stock options vest at the rate of 25% on December 12, 2016 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2019.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table provides information concerning the outstanding equity-based awards as of June 30, 2016, and the option exercise price and expiration dates for each award, held by each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
Charles Liang	720,000	(2)	—		$10.66	3/4/2019
	132,000	(3)	—		$18.59	4/25/2021
	202,352	(4)	28,908	(4)	$20.70	1/21/2023
	62,530		104,220	(5)	$35.07	1/19/2025
Howard Hideshima	19,198	(6)	—		$13.89	11/17/2016
	21,428	(6)	—		$13.89	11/17/2016
	22,500	(7)	—		$10.19	4/26/2017
	56,614	(8)	—		$13.61	8/2/2020
	10,886	(8)	—		$13.61	8/2/2020
	37,810	(9)	—		$12.50	8/6/2022
	8,690	(9)	—		$12.50	8/6/2022
	13,370	(10)	13,370	(10)	$26.75	8/4/2024
	3,630	(10)	3,630	(10)	$26.75	8/4/2024
Phidias Chou	17,500	(11)	—		$5.53	4/29/2019
	31,030	(12)	—		$8.36	10/26/2019
	18,970	(12)	—		$8.36	10/26/2019
	32,850	(13)	—		$15.22	10/24/2021
	6,150	(13)	—		$15.22	10/24/2021
	11,843	(14)	5,384	(14)	$14.23	10/21/2023
	11,530	(14)	5,243	(14)	$14.23	10/21/2023
	—		7,130	(15)	$25.40	10/21/2025
	—		4,870	(15)	$25.40	10/21/2025
							5,400	(16)	134,190
Yih-Shyan (Wally) Liaw	10,635	(17)	—		$7.46	4/28/2018
	30,275	(17)	—		$7.46	4/28/2018
	10,079	(18)	—		$13.61	8/2/2020
	7,671	(18)	—		$13.61	8/2/2020
	18,313	(19)	—		$17.29	4/23/2022
	8,687	(19)	—		$17.29	4/23/2022
	8,694	(20)	6,764	(20)	$18.93	4/21/2024
	4,241	(20)	3,301	(20)	$18.93	4/21/2024
	—		3,390	(21)	$28.71	4/27/2026
	—		5,110	(21)	$28.71	4/27/2026
							3,830	(22)	95,176
Chiu-Chu (Sara) Liu Liang	20,300	(11)	—		$5.53	4/29/2019
	19,615	(23)	—		$11.81	1/25/2020
	20,985	(23)	—		$11.81	1/25/2020
	29,000	(24)	—		$17.09	1/23/2022
	14,375	(25)	8,625	(25)	$17.96	1/20/2024
	—		9,000	(26)	$27.28	1/27/2026
							4,050	(27)	100,643

__________________________

(1)	Represents the fair market value per share of our common stock June 30, 2016 ($24.85) multiplied by the number of shares underlying RSUs that had not vested as of June 30, 2016.

(2)	Options vested at the rate of 25% on November 1, 2009 and 1/16th per quarter thereafter, such that the shares were fully vested on November 1, 2012.

(3)	Options vested at the rate of 25% on April 25, 2012 and 1/16th per quarter thereafter, such that the shares were fully vested on April 25, 2015.

(4)	Options vested at the rate of 25% on November 1, 2013 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2016.

(5)	Options vested at the rate of 25% on November 1, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 1, 2018.

(6)	Options vested at the rate of 25% on May 8, 2007 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2010.

(7)	Options vested at the rate of 25% on April 26, 2008 and 1/16th per quarter thereafter, such that the shares were fully vested on April 26, 2011.

(8)	Options vested at the rate of 25% on May 8, 2011 and 1/16th per quarter thereafter, such that the shares were fully vested on May 8, 2014.

(9)	Options vested at the rate of 25% on May 7, 2013 and 1/16th per quarter thereafter, such that the shares were fully vested on May 7, 2016.

(10)	Options vested at the rate of 25% on May 8, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 8, 2018.

(11)	Options vested at the rate of 25% on April 29, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on April 29, 2013.

(12)	Options vested at the rate of 25% on July 1, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2013.

(13)	Options vested at the rate of 25% on July 1, 2012 and 1/16th per quarter thereafter, such that the shares were fully vested on July 1, 2015.

(14)	Options vested at the rate of 25% on September 13, 2014 and 1/16th per quarter thereafter, such that the shares will be fully vested on September 13, 2017.

(15)	Options vest at the rate of 25% on September 13, 2016 and 1/16th per quarter thereafter, such that the shares will be fully vested on September 13, 2019.

(16)	RSUs vest at the rate of 25% on November 10, 2016 and 1/16th per quarter thereafter, such that the shares will be fully vested on November 10, 2019.

(17)	Options vested at the rate of 25% on March 30, 2009 and 1/16th per quarter thereafter, such that the shares were fully vested on March 30, 2012.

(18)	Options vested at the rate of 25% on August 2, 2011 and 1/16th per quarter thereafter, such that the shares were fully vested on August 2, 2014.

(19)	Options vested at the rate of 25% on March 29, 2013 and 1/16th per quarter thereafter, such that the shares were fully vested on March 29, 2016.

(20)	Options vested at the rate of 25% on March 30, 2015 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 30, 2018.

(21)	Options vest at the rate of 25% on March 29, 2017 and 1/16th per quarter thereafter, such that the shares will be fully vested on March 29, 2020.

(22)	RSUs vest at the rate of 25% on May 10, 2017 and 1/16th per quarter thereafter, such that the shares will be fully vested on May 10, 2020.

(23)	Options vested at the rate of 25% on December 12, 2010 and 1/16th per quarter thereafter, such that the shares were fully vested on December 12, 2013.

(24)	Options vested at the rate of 25% on December 12, 2012 and 1/16th per quarter thereafter, such that the shares were fully vested on December 12, 2015.

(25)	Options vested at the rate of 25% on December 12, 2014 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2017.

(26)	Options vest at the rate of 25% on December 12, 2016 and 1/16th per quarter thereafter, such that the shares will be fully vested on December 12, 2019.

(27)	RSUs vest at the rate of 25% on February 10, 2017 and 1/16th per quarter thereafter, such that the shares will be fully vested on February 10, 2020.

Option Exercises and Stock Vested During Fiscal Year 2016

The following table sets forth the dollar amounts realized pursuant to the exercise or vesting of equity-based awards by our named executive officers during fiscal year 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	—	$—	—	$—
Howard Hideshima	40,624	$626,078	—	$—
Phidias Chou	10,000	$237,799	—	$—
Yih-Shyan (Wally) Liaw	20,000	$494,333	—	$—
Chiu-Chu (Sara) Liu Liang	—	$—	—	$—

__________________________

(1)	Based on the difference between the closing price of our common stock on the date of exercise and the exercise price.

(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

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

Non-employee directors also are eligible to receive stock options under our 2016 Equity Incentive Plan. Under the policy, non-employee directors are granted an initial option to purchase 18,000 shares upon first becoming a member of our board of directors. A non-employee director serving as Chairperson of the Audit Committee receives an additional initial grant of an option to purchase 12,000 shares. Non-employee directors serving as Chairperson of the Compensation or Nominating and Corporate Governance Committees receive an additional initial grant of an option to purchase 2,000 shares. Each of these initial options vests and becomes exercisable over four years, with the first 25% of the shares subject to each initial option vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter. Immediately after each of our annual meetings of stockholders, each non-employee director is granted an option to purchase 4,500 shares of our common stock, the Audit Committee Chairperson is granted an additional annual option to purchase 3,000 shares of our common stock and the Chairperson of each of the Compensation and Nominating and Corporate Governance Committees is granted an additional annual option to purchase 500 shares of our common stock. These options will vest and become exercisable on the first anniversary of the date of grant or immediately prior to our annual meeting of stockholders, if earlier.

The options granted to non-employee directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and will become fully vested if we are subject to a change of control. Annual grants will be reduced proportionally if the person did not serve for the full year after the annual grant.

The following table shows for the fiscal year ended June 30, 2016 certain information with respect to the compensation of all of our non-employee directors:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Laura Black	$65,000	—	$105,737	—	—	—	$170,737
Michael McAndrews	$42,500	—	$63,442	—	—	—	$105,942
Hwei-Ming (Fred) Tsai	$50,000	—	$70,491	—	—	—	$120,491
Sherman Tuan	$47,500	—	$70,491	—	—	—	$117,991

__________________________

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2016.

(2)
The dollar amount in this column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the estimates of service-based forfeiture and using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts were included in Item 8, Financial Statements and Supplementary Data, and Note 10 of Notes to our audited Consolidated Financial Statements for the fiscal year 2016 included in our Annual Report on Form 10-K.

The table below sets forth the aggregate number of option awards held by our non-employee directors as of June 30, 2016.

Name	Option Awards
Laura Black	24,000
Michael McAndrews	22,500
Hwei-Ming (Fred) Tsai	60,000
Sherman Tuan	64,500

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 18, 2016 by:

•	each of the named executive officers;

•	each of our directors;

•	all directors and executive officers as a group; and

•	all person known to us beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	8,913,570	17.9%
Howard Hideshima(5)	196,250	*
Phidias Chou(5)	134,998	*
Chiu-Chu (Sara) Liang(6)	8,913,570	17.9%
Yih-Shyan (Wally) Liaw(7)	2,242,386	4.6%
Laura Black(5)	16,500	*
Michael S. McAndrews(5)	6,750	*
Hwei-Ming (Fred) Tsai(8)	306,000	*
Sherman Tuan(5)	59,500	*
All directors and executive officers as a group (9 persons)(9)	11,875,954	23.5%
5% Holders Not Listed Above:
BlackRock, Inc.(10)	3,457,156	7.1%
FMR LLC(11)	3,917,139	8.1%
The Vanguard Group(12)	3,139,239	6.5%
__________________________

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock

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

(3)
Calculated on the basis of 48,656,429 shares of common stock outstanding as of August 18, 2016, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after August 18, 2016 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.

(4)
Includes 1,141,758 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2016. Also includes 3,180,387 shares jointly held by Mr. Liang and his spouse, 1,703,468 shares of which are pledged as security for a personal credit line, 850,000 shares held by Mr. Liang which are pledged as security for a personal credit line, 15,000 shares held by Green Earth Charitable Trust, for which Mrs. Liang serves as trustee, 495,620 shares held directly by Mrs. Liang and 105,712 shares issuable upon the exercise of options held by Mrs. Liang and exercisable within 60 days after August 18, 2016. See footnote 6.

(5)	Consists of shares issuable upon the exercise of options exercisable within 60 days after August 18, 2016.

(6)
Includes 105,712 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2016. Also includes 3,180,387 shares jointly held by Mr. Liang and his spouse, 1,703,468 shares of which are pledged as security for a personal credit line, 15,000 shares held by Green Earth Charitable Trust, 3,975,093 shares held by Charles Liang, Mrs. Liang’s spouse, 850,000 shares of which are pledged as security for a personal credit line, and 1,141,758 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after August 18, 2016. See footnote 4.

(7)
Includes 100,033 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2016. 2,054,340 shares held by Liaw Family Trust, for which Mr. Liaw and his spouse serve as trustees, 19,836 shares held by Mr. Liaw’s daughters and 68,177 shares held by Mrs. Liaw.

(8)	Includes 55,000 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2016.

(9)	Includes 1,816,501 shares issuable upon the exercise of options exercisable within 60 days after August 18, 2016.

(10)
The information with respect to the holdings of entities affiliated with BlackRock, Inc. ("BlackRock") is based solely on Schedule 13G/A filed on January 22, 2016 by BlackRock. BlackRock has the sole power to vote or to direct the vote of 3,375,388 of such shares. BlackRock has the sole power to dispose or to direct the disposition of all of such shares. The address for BlackRock is 55 East 52nd Street, New York, New York 10055.

(11)
The information with respect to the holdings of FMR LLC ("FMR") is based solely on Schedule 13G filed on February 12, 2016 by FMR. FMR has the sole power to dispose or to direct the disposition of all of such shares. FMR has the sole power to vote of to direct the vote of 166,981 of such shares. The address for FMR is 245 Summer Street, Boston, Massachusetts 02210.

(12)
The information with respect to the holdings of entities affiliated with The Vanguard Group ("Vanguard") is based solely on Schedule 13G filed on February 10, 2016 by Vanguard. Vanguard has the sole power to dispose of or to direct the disposition of 3,057,098 of such shares and shared power to dispose or to direct the disposition of 82,141 of such shares. Vanguard has the sole power to vote or direct to vote of 80,741 of such shares and shared power to vote or direct to vote of 3,700 of such shares. The address for Vanguard is 100 Vanguard Blvd, Malvern, Pennsylvania 19355.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1998 Stock Option Plan, the 2006 Equity Incentive Plan and the 2016 Equity Incentive Plan, all of which have been approved by our stockholders. We no longer grant any equity-based awards under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan. The following table sets forth information regarding outstanding options and restricted stock units and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2016:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)(3)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9,887,850	$14.88	4,294,003	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	9,887,850	$14.88	4,294,003
__________________________

(1)	This number includes 8,960,867 shares subject to outstanding options and 926,983 shares subject to outstanding RSU awards.

(2)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(3)	The weighted-average remaining contractual term of our outstanding options as of June 30, 2016 was 5.20 years.

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

Equity-Based Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option and restricted stock unit grants to our directors and named executive officers in fiscal year 2016.

Transactions with Ablecom Technology Inc.

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of our major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the board of directors, and owns approximately 0.3% of our common stock. Charles Liang served as a Director of Ablecom during our fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and his wife, also an officer of ours, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 36.0% and 36.0% of Ablecom at June 30, 2016 and 2015, respectively.

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

Ablecom’s net sales to us and its net sales of our products to others comprise a substantial majority of Ablecom’s net sales. For fiscal year 2016, 2015 and 2014, we purchased products from Ablecom totaling $241,836,000, $227,562,000 and

$201,848,000, respectively. For fiscal year 2016, 2015 and 2014, we sold products to Ablecom totaling $19,453,000, $58,013,000 and $14,576,000, respectively.

Amounts owed to us by Ablecom as of June 30, 2016 and 2015, were $4,678,000 and $13,186,000, respectively. Amounts owed to Ablecom by us as of June 30, 2016 and 2015, were $39,152,000 and $59,015,000, respectively. In fiscal year 2016, we have paid Ablecom the majority of invoiced dollars between 48 and 90 days of invoice. For the years ended June 30, 2016, 2015 and 2014, we paid $9,085,000, $5,851,000 and $6,906,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

Our exposure to loss as a result of our involvement with Ablecom is limited to (a) potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to us. Outstanding purchase orders with Ablecom were $62,782,000 and $67,261,000 at June 30, 2016 and 2015, respectively, representing the maximum exposure to loss relating to (a) above. We do not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, we and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by us and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and own 50% of the Management Company. Although the operations of the Management Company are independent of us, through governance rights, we have the ability to direct the Management Company's business strategies. Therefore, we have concluded that the Management Company is a variable interest entity of us as we are the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of us, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. The Management Company had no business operations as of June 30, 2012. In fiscal year 2016, 2015 and 2014, $20,000, $(11,000) and $(6,000) of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the consolidated statements of operations.

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2016.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below during the fiscal years 2016 and 2015. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved 100% of the services described below.

	Fiscal Year Ended
	June 30, 2016	June 30, 2015
Audit Fees(1)	$2,427,000	$1,797,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$2,427,000	$1,797,000

__________________________

(1)
Audit fees consist of the aggregate fees for professional services rendered for the audit of our fiscal years 2016 and 2015 consolidated financial statements, review of interim consolidated financial statements and certain statutory audits.

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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	August 26, 2016	/s/ CHARLES LIANG
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

Signature	Title	Date
/s/ CHARLES LIANG	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 26, 2016
Charles Liang
/s/ HOWARD HIDESHIMA	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2016
Howard Hideshima
/s/ YIH-SHYAN (WALLY) LIAW	Senior Vice President of International Sales, Corporate Secretary and Director	August 26, 2016
Yih-Shyan (Wally) Liaw
/s/ CHIU-CHU (SARA) LIU LIANG	Senior Vice President of Operations, Treasurer and Director	August 26, 2016
Chiu-Chu (Sara) Liu Liang
/s/ LAURA BLACK	Director	August 26, 2016
Laura Black
/s/ MICHAEL S. MCANDREWS	Director	August 26, 2016
Michael S. McAndrews
/s/ HWEI-MING (FRED) TSAI	Director	August 26, 2016
Hwei-Ming (Fred) Tsai
/s/ SHERMAN TUAN	Director	August 26, 2016
Sherman Tuan

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)
3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)
4.1	Specimen Stock Certificate for Shares of Common Stock of Super Micro Computer, Inc.(1)
10.1*	Amended 1998 Stock Option Plan(1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)
10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)
10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)
10.5*	2006 Equity Incentive Plan(1)
10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.9*	Form of Directors’ and Officers’ Indemnity Agreement(1)
10.10*	Offer Letter for Chiu-Chu (Sara) Liu Liang(1)
10.11*	Offer Letter for Alex Hsu(1)
10.12*	Offer Letter for Howard Hideshima(1)
10.13*	Director Compensation Policy(1)
10.14	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)
10.15*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)
10.16*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)
10.17*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)
10.18	Agreement of Purchase and Sale(3)
10.19*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)
10.20*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Chiu-Chu Liang(5)
10.21*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)
10.22	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California(6)
10.23	Business Loan Agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America(7)
10.24	Amendment No.1 to Loan Agreement, dated August 15, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.25	Amendment No. 2 to Loan Agreement, dated October 4, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.26*	2006 Equity Incentive Plan, as amended(8)
10.27	Purchase and Sale Agreement on Ridder Park Drive, San Jose, California(10)
10.28	Addendum 1 to Purchase and Sale Agreement on Ridder Park Drive, San Jose, California(10)
10.29	Amendment No. 3 to Loan Agreement, dated September 30, 2013 between Super Micro Computer, Inc. and Bank of America(11)
10.30	Summary of Credit Facility, dated November 5, 2013 between Super Micro Computer, Inc. and CTBC Bank (11)
10.31	Extension of Loan Agreement with Bank of America, N.A., dated November 13, 2014(12)
10.32	Summary of Credit Facility, dated December 1, 2014 between Super Micro Computer, Inc. and CTBC Bank (12)
10.33	Amendment No. 4 to Loan Agreement, dated June 19, 2015 between Super Micro Computer, Inc. and Bank of America(13)
10.34	Extension of Loan Agreement with Bank of America, N.A., dated November 13, 2015(14)
10.35	Extension of Credit Agreement with CTBC Bank dated January 29, 2016(15)

10.36	2016 Equity Incentive Plan(16)
10.37	Form of Notice of Grant of Stock Option under 2016 Equity Incentive Plan(17)
10.38	Form of Stock Option Agreement Under 2016 Equity Incentive Plan(17)
10.39	Form of Notice of Grant of Restricted Stock Units under 2016 Equity Incentive Plan(17)
10.40	Form of Restricted Stock Units Agreement under 2016 Equity Incentive Plan(17)
10.41	Extension of Loan Agreement with Bank of America, N.A., dated March 14, 2016(18)
10.42	Extension of Loan Agreement with Bank of America, N.A., dated April 26, 2016(18)
10.43	Summary of Credit Facility, dated April 1, 2016 between Super Micro Computer, Inc. and CTBC Bank(18)
10.44+	Extension of Loan Agreement with Bank of America, N.A., dated May 27, 2016
10.45+	Credit Agreement dated as of June 30, 2016 between Super Micro Computer, Inc. and Bank of America
21.1	Subsidiaries of Super Micro Computer, Inc.(15)
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included in signature pages)
31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(19)
32.2+	Certification of Howard Hideshima, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(19)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

+	Filed herewith

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

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2011.

(10)	Incorporated by reference to the Company's current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 24, 2013.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2013.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 9, 2015.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 10, 2015.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 16, 2015.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 4, 2016.

(16)	Incorporated by reference to the Company's current report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 14, 2016.

(17)	Incorporated by reference to the Company's Form S-8 (Commission File No.333-210881) filed with the Securities and Exchange Commission on April 22, 2016.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 6, 2016.

(19)
The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Management contract, or compensatory plan or arrangement