Form 10-Q
period 2016-09-30
Super Micro Computer, Inc.
filed 2016-11-07
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2016 there were 47,980,148 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	September 30,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$146,696	$180,964
Accounts receivable, net of allowances of $2,839 and $2,721 at September 30, 2016 and June 30, 2016, respectively (including amounts receivable from a related party of $7,251 and $4,678 at September 30, 2016 and June 30, 2016, respectively)	328,267	288,941
Inventory	499,987	448,980
Prepaid income taxes	1,019	5,682
Prepaid expenses and other current assets	13,402	13,435
Total current assets	989,371	938,002
Long-term investments	2,643	2,643
Property, plant and equipment, net	190,848	187,949
Deferred income taxes-noncurrent	29,666	28,460
Other assets	8,053	8,546
Total assets	$1,220,581	$1,165,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $38,290 and $39,152 at September 30, 2016 and June 30, 2016, respectively)	$287,638	$249,239
Accrued liabilities	60,843	55,618
Income taxes payable	6,029	5,172
Short-term debt and current portion of long-term debt, net of debt issuance costs	60,983	53,589
Total current liabilities	415,493	363,618
Long-term debt, net of current portion and debt issuance costs	37,212	40,000
Other long-term liabilities	44,661	40,603
Total liabilities	497,366	444,221
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 49,312,816 and 48,999,717 at September 30, 2016 and June 30, 2016, respectively	284,090	277,339
Treasury stock (at cost), 1,333,125 and 445,028 shares at September 30, 2016 and June 30, 2016, respectively	(20,491)	(2,030)
Accumulated other comprehensive loss	(76)	(85)
Retained earnings	459,503	445,971
Total Super Micro Computer, Inc. stockholders’ equity	723,026	721,195
Noncontrolling interest	189	184
Total stockholders’ equity	723,215	721,379
Total liabilities and stockholders’ equity	$1,220,581	$1,165,600

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2016	2015
Net sales (including related party sales of $3,342 and $5,220 in the three months ended September 30, 2016 and 2015, respectively)	$528,968	$519,618
Cost of sales (including related party purchases of $50,205 and $59,261 in the three months ended September 30, 2016 and 2015, respectively)	448,904	447,403
Gross profit	80,064	72,215
Operating expenses:
Research and development	33,191	28,326
Sales and marketing	15,916	14,249
General and administrative	10,755	8,200
Total operating expenses	59,862	50,775
Income from operations	20,202	21,440
Interest and other income, net	29	87
Interest expense	(330)	(324)
Income before income tax provision	19,901	21,203
Income tax provision	6,369	7,504
Net income	$13,532	$13,699
Net income per common share:
Basic	$0.28	$0.29
Diluted	$0.26	$0.27
Weighted-average shares used in calculation of net income per common share:
Basic	48,165	47,517
Diluted	51,120	51,352

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2016	2015
Net income	$13,532	$13,699
Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	9	(18)
Unrealized gains (losses) on investments	—	—
Total other comprehensive gains (losses)	9	(18)
Comprehensive income	$13,541	$13,681

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$13,532	$13,699
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,802	2,753
Stock-based compensation expense	4,504	3,876
Excess tax benefits from stock-based compensation	(302)	(134)
Allowance for doubtful accounts	73	98
Provision for inventory	3,893	1,718
Exchange loss (gain)	698	(2,007)
Deferred income taxes	(1,182)	(2,221)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(2,573) and $1,212 during the three months ended September 30, 2016 and 2015, respectively)	(39,399)	25,418
Inventory	(54,900)	404
Prepaid expenses and other assets	465	(1,247)
Accounts payable (including changes in related party balances of $(862) and $(3,129) during the three months ended September 30, 2016 and 2015, respectively)	43,362	(37,652)
Income taxes payable, net	5,314	2,966
Accrued liabilities	4,992	3,686
Other long-term liabilities	4,105	8,949
Net cash provided by (used in) operating activities	(11,043)	20,306
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,646)	(7,662)
Change in restricted cash	116	(3)
Net cash used in investing activities	(11,530)	(7,665)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	73,916	4,700
Repayment of debt	(70,033)	(2,900)
Payment to acquire treasury stock	(18,461)	—
Proceeds from exercise of stock options	2,939	951
Excess tax benefits from stock-based compensation	302	134
Minimum tax withholding paid on behalf of employees for restricted stock units	(660)	(196)
Payment of obligations under capital leases	(56)	(39)
Advances (payments) under receivable financing arrangements	19	(37)
Net cash provided by (used in) financing activities	(12,034)	2,613
Effect of exchange rate fluctuations on cash	339	198
Net increase (decrease) in cash and cash equivalents	(34,268)	15,452
Cash and cash equivalents at beginning of period	180,964	95,442
Cash and cash equivalents at end of period	$146,696	$110,894
Supplemental disclosure of cash flow information:
Cash paid for interest	$316	$298
Cash paid for taxes, net of refunds	$1,212	$5,736
Non-cash investing and financing activities:
Equipment purchased under capital leases	$—	$42
Accrued costs for property, plant and equipment purchases	$4,070	$5,735

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2016 included in its Annual Report on Form 10-K, as filed with the SEC (the “Annual Report”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2017.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Net Income Per Common Share

The Company's basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (“RSUs”). Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding stock options and RSUs. Additionally, the exercise of employee stock options and the vesting of restricted stock units results in a further dilutive effect on net income per share.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Revenue from Contracts with Customers, that replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, in March 2016, the FASB issued an amendment to the accounting guidance, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for principal versus agent considerations. In April 2016, the FASB issued an amendment to the accounting guidance, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued an amendment to the accounting guidance, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance related to collectibility and non-cash consideration, as well as provides practical expedients for the transition to the new accounting guidance. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The new standard is effective for the Company on July 1, 2018. The Company is currently evaluating the effect the guidance will have on its financial statement disclosures, results of operations and financial position.

     In April 2015, the FASB issued an amendment to the accounting guidance, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued an amendment to the accounting guidance, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This amendment clarifies that an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted these amendments in the first quarter of fiscal year 2017. There was no material impact on its financial statement disclosures, results of operations and financial position.

In July 2015, the FASB issued an amendment to the accounting guidance, Inventory: Simplifying the Measurement of Inventory. The amendment requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The amendment is effective for the Company on July 1, 2018. The Company is currently evaluating the effect the amendment to the guidance will have on its financial statement disclosures, results of operations and financial position.

In February 2016, the FASB issued an amendment to the accounting guidance, Leases. The amendment will supersede the existing lease guidance, including on-balance sheet recognition of operating leases for lessees. This amendment should be applied using a modified retrospective approach and is effective for the Company on July 1, 2018. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its financial statement disclosures, results of operations and financial position.

In March 2016, the FASB issued new accounting guidance, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting on the accounting for certain aspects of share-based payment to employees,

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

including the accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification in the statement of cash flows. This guidance is effective for the Company on July 1, 2018. The Company is currently evaluating the effect the guidance will have on its financial statement disclosures, results of operations and financial position.

In August 2016, the FASB issued an amendment to the accounting guidance, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This amendment consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments. If practicable, this amendment should be applied using a retrospective transition method to each period presented. For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable. This amendment is effective for the Company on July 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its financial statement disclosures, results of operations and financial position.

Note 2.        Stock-based Compensation and Stockholders’ Equity

Share Repurchase Program

In July 2016, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100,000,000 of the Company’s common stock in the open market or in private transactions during the next twelve months at prevailing market prices. Repurchases will be made under the program using the Company’s own cash resources. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. During the three months ended September 30, 2016, the Company purchased 888,097 shares of the Company's common stock in the open market at a weighted average price of $20.79 for $18,461,000.

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of such date, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006" Plan). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan but that are forfeited in the future will become available for use under the 2016 Plan. In addition, 1,153,412 shares of common stock originally reserved for issuance under the 2006 Plan were cancelled upon the adoption of the 2016 Plan. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of September 30, 2016, the Company had 3,884,570 shares available for future issuance under the 2016 Plan.

Determining Fair Value

The Company's fair value of RSUs is based on the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on a combination of the Company's peer group and the Company's historical experience.

Expected Volatility—Expected volatility is based on a combination of the Company's implied and historical volatility.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input and the Company has no plans to pay dividends.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The fair value of stock option grants for the three months ended September 30, 2016 and 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2016	2015
Risk-free interest rate	1.12%	1.57%
Expected term	5.38 years	5.33 years
Dividend yield	—%	—%
Volatility	49.64%	47.06%
Weighted-average fair value	$9.29	$11.64

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Cost of sales	$309	$240
Research and development	2,908	2,402
Sales and marketing	478	404
General and administrative	809	830
Stock-based compensation expense before taxes	4,504	3,876
Income tax impact	(1,286)	(285)
Stock-based compensation expense, net	$3,218	$3,591

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options and vesting of RSUs in excess of the compensation expense recorded for those share-based awards (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $32,000 of shortfalls recorded in additional paid-in capital in the three months ended September 30, 2016, and the Company had $714,000 of excess tax benefits recorded in additional paid-in capital in the three months ended September 30, 2015. The Company had excess tax benefits classified as cash provided by financing activities of $302,000 and $134,000 in the three months ended September 30, 2016 and 2015, respectively, for share-based awards issued since July 1, 2006.

As of September 30, 2016, the Company’s total unrecognized compensation cost related to non-vested share-based awards granted to employees and non-employee directors was $37,947,000, which will be recognized over a weighted-average vesting period of approximately 2.34 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Option Activity

The following table summarizes stock option activity during the three months ended September 30, 2016 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016 (7,495,131 shares exercisable at weighted average exercise price of $13.35 per share)	8,960,867	$14.88
Granted (weighted average fair value of $9.29)	127,620	$20.54
Exercised	(257,453)	$11.41
Forfeited	(12,854)	$19.78
Balance as of September 30, 2016	8,818,180	$15.06	5.09	$79,505
Options vested and expected to vest at September 30, 2016	8,744,510	$14.97	5.06	$79,405
Options vested and exercisable at September 30, 2016	7,494,049	$13.62	4.55	$75,717

The total pretax intrinsic value of options exercised was $2,652,000 and $2,741,000 during the three months ended September 30, 2016 and 2015, respectively.

RSU Activity

The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and settlement.

The following table summarizes RSUs activity during the three months ended September 30, 2016 under all plans:

	RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016	926,983	$30.23
Granted	214,370	$20.54
Released	(86,445)	$28.36
Forfeited	(29,831)	$28.43
Balance as of September 30, 2016	1,025,077	$28.41	$23,956

The total pretax intrinsic value of RSUs vested was $1,852,000 and $547,000 for the three months ended September 30, 2016 and 2015, respectively. In the three months ended September 30, 2016 and 2015, upon vesting, 86,445 and 20,199 shares of RSUs were partially net share-settled such that the Company withheld 30,799 and 7,232 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $660,000 and 196,000 during the three months ended September 30, 2016 and 2015, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2016 Plan,

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2016 Plan.

Note 3.        Net Income Per Share

The following table shows the computation of basic and diluted net income per share for the three months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2016	2015
Numerator:
Net income	$13,532	$13,699

Denominator:
Weighted-average shares outstanding	48,165	47,517
Effect of dilutive securities	2,955	3,835
Weighted-average diluted shares	51,120	51,352

Basic net income per share	$0.28	$0.29
Diluted net income per share	$0.26	$0.27

For the three months ended September 30, 2016 and 2015, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding share-based awards were 1,976,000 and 1,248,000 for the three months ended September 30, 2016 and 2015, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventory:

	September 30, 2016	June 30, 2016
Finished goods	$366,251	$351,209
Work in process	51,333	19,105
Purchased parts and raw materials	82,403	78,666
Total inventory	$499,987	$448,980

The Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $3,893,000 and $1,718,000 in the three months ended September 30, 2016 and 2015, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	September 30, 2016	June 30, 2016
Land	$70,457	$70,454
Buildings	71,665	71,665
Building and leasehold improvements	10,874	10,941
Buildings construction in progress (1)	19,834	15,803
Machinery and equipment	54,699	53,282
Furniture and fixtures	11,355	10,364
Purchased software	14,001	13,920
Purchased software construction in progress	450	532
	253,335	246,961
Accumulated depreciation and amortization	(62,487)	(59,012)
Property, plant and equipment, net	$190,848	$187,949

(1) In connection with the purchase of property located in San Jose, California for the Company's Green Computing Park, the Company continues to engage several contractors for the development and construction of improvements on the property.

Other Assets:

	September 30, 2016	June 30, 2016
Long-term deferred service costs	$3,604	$3,498
Restricted cash	1,764	1,851
Investment in a privately held company	1,411	1,411
Deposits	472	910
Prepaid royalty license	685	748
Others	$117	$128
Total other assets	$8,053	$8,546

Accrued Liabilities:

	September 30, 2016	June 30, 2016
Accrued payroll and related expenses	$16,252	$16,015
Customer deposits	7,385	6,265
Accrued warranty costs	5,600	5,816
Accrued cooperative marketing expenses	7,399	7,300
Deferred revenue (1)	16,462	13,418
Others	7,745	6,804
Total accrued liabilities	$60,843	$55,618

(1) As of September 30, 2016 and June 30, 2016, deferred revenue consist primarily of a deferred extended warranty and on-site service revenue of $15,160,000 and $12,746,000, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Long-term Liabilities:

	September 30, 2016	June 30, 2016
Deferred revenue-net of current portion (1)	$25,028	$21,940
Accrued unrecognized tax benefits including related interests and penalties-net of current portion	17,080	16,056
Accrued warranty costs-net of current portion	1,326	1,313
Others	1,227	1,294
Total other long-term liabilities	$44,661	$40,603

(1) As of September 30, 2016 and June 30, 2016, deferred revenue-net of current portion consist primarily of a deferred extended warranty and on-site service revenue of $23,717,000 and $21,265,000, respectively.

Product Warranties:

	Three Months Ended September 30,
	2016	2015
Balance, beginning of period	$7,129	$7,700
Provision for warranty	4,926	3,866
Costs charged to accrual	(4,808)	(3,819)
Change in estimated liability for pre-existing warranties	(321)	(202)
Balance, end of period	6,926	7,545
Current portion	(5,600)	(7,545)
Long-term portion	$1,326	$—

Note 5.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs as of September 30, 2016 and June 30, 2016. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of September 30, 2016 and June 30, 2016. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

The following table sets forth the Company’s cash equivalents and long-term investments as of September 30, 2016 and June 30, 2016 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

September 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$312	$—	$—	$312
Auction rate securities	—	—	2,643	2,643
Total	$312	$—	$2,643	$2,955

June 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$315	$—	$—	$315
Auction rate securities	—	—	2,643	2,643
Total	$315	$—	$2,643	$2,958

The above table excludes $146,153,000 and $180,426,000 of cash and $2,054,000 and $2,133,000 of certificates of deposit held by the Company as of September 30, 2016 and June 30, 2016, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended September 30, 2016 and 2015.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Balance as of beginning of period	$2,643	$2,633
Total realized gains or (losses) included in net income	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—
Sales and settlements at par	—	—
Transfers in and/or out of Level 3	—	—
Balance as of end of period	$2,643	$2,633

The following is a summary of the Company’s long-term investments as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2016 and June 30, 2016, short-term and long-term debt of $98,195,000 and $93,589,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Short-term and Long-term Debt Obligations

Short-term and long-term obligations as of September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

	September 30,	June 30,
	2016	2016
Line of credit:
Bank of America (1)	$11,199	$62,199
CTBC Bank	18,800	10,100
Total line of credit	29,999	72,299
Term loans:
Bank of America (1)	47,500	933
CTBC Bank	21,061	20,357
Total term loans	68,561	21,290
Total debt	98,560	93,589
Less: debt issuance costs	(365)	—
Total debt, net of debt issuance costs	98,195	93,589
Current portion, net of debt issuance costs	(60,983)	(53,589)
Long-term portion, net of debt issuance costs	$37,212	$40,000

(1) In July 2016, $50,000,000 of the revolving line of credit was refinanced to a five-year term loan under the new credit agreement with Bank of America and was reclassified to long-term loan at September 30, 2016 and June 30, 2016.

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In June 2015, the Company entered into an amendment to the existing credit agreement with Bank of America N.A. ("Bank of America") which provided for (i) a $65,000,000 revolving line of credit facility that would have matured on November 15, 2015 and (ii) a five-year $14,000,000 term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest were payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. The Company extended the revolving line of credit to mature on June 30, 2016.

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

The interest rate for the revolving line of credit under the above credit agreements with Bank of America is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.52% at September 30, 2016. The letter of credit is charged at 1.25% per annum. In July 2016, the Company received $50,000,000 term loan proceeds from Bank of America under the new credit agreement with an interest rate at 1.71% per annum and paid down the outstanding amounts under the revolving line of credit with Bank of America.

In June 2016, the Company also entered into a separate credit agreement with Bank of America, which provided for a revolving line of credit of $10,000,000 for the Taiwan subsidiary that matures on June 30, 2017. The interest rate of the revolving line of credit is equal to a minimum of 0.9% per annum plus the lender's cost of funds.

As of September 30, 2016 and June 30, 2016, the total outstanding borrowings under the Bank of America term loan was $47,500,000 and $933,000, respectively. The total outstanding borrowings under the Bank of America lines of credit was

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$11,199,000 and $62,199,000 as of September 30, 2016 and June 30, 2016, respectively. The interest rates for these loans ranged from 1.08% to 1.77% per annum at September 30, 2016 and from 1.02% to 1.96% per annum at June 30, 2016, respectively. As of September 30, 2016, the amount of the unused revolving lines of credit with Bank of America under the new credit agreements was $53,801,000.

In October 2016, the Company drew an additional $30,000,000 from Bank of America revolving line of credit with interest rates ranging from 2.14% to 3.75% per annum to support the Company's growth and expansion of its business in the Netherlands.

CTBC Bank

In November 2015, the Company entered into an amendment to the existing credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD$700,000,000 or $22,017,000 U.S. dollar equivalent term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80.00% of eligible accounts receivable in an aggregate amount of up to $17,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NTD$1,000,000,000 or $30,340,000 U.S. dollar equivalent. In January 2016, the Company extended the revolving line of credit to mature on March 31, 2016.

In April 2016, the Company entered into a credit agreement with CTBC Bank Co., Ltd that provides for (i) a 12-month NTD$700,000,000 or $21,620,000 U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly. This term loan facility also includes a 12-month customs bond up to NTD$100,000,000 or $3,089,000 U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.00% of eligible accounts receivable in an aggregate amount of up to $40,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at $40,000,000. The credit agreement matures on March 31, 2017.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $21,061,000 and $20,357,000 at September 30, 2016 and June 30, 2016, respectively. At September 30, 2016 and June 30, 2016, the total outstanding borrowings under the CTBC Bank revolving line of credit was $18,800,000 and $10,100,000, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.89% and 1.40% at September 30, 2016 and 0.90% and 1.25% per annum at June 30, 2016. At September 30, 2016, available for future borrowing under this credit agreement was $139,000.

Covenant Compliance

The new credit agreement with Bank of America contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The new credit agreement contains certain financial covenants, including the following:

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

As of September 30, 2016 and June 30, 2016, total assets of $959,924,000 and $934,625,000, respectively, collateralized the line of credit with Bank of America under the new credit agreement, which represent the total assets of the United States headquarter company, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of September 30, 2016 and June 30, 2016, total assets collateralizing the term loan with Bank of America under the new credit agreement were $82,006,000 and $59,258,000, respectively. As of

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

September 30, 2016, the Company was in compliance with all financial covenants associated with the credit agreements with Bank of America.

As of September 30, 2016 and June 30, 2016, the land and building located in Bade, Taiwan with a value of $26,691,000 and $26,804,000, respectively, collateralized the term loan with CTBC Bank. There are no financial covenants associated with the term loan with CTBC Bank at September 30, 2016.

Note 7.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over its operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 0.6% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 36.0% of Ablecom at September 30, 2016.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $50,205,000 and $59,261,000, and sold products to Ablecom totaling $3,342,000 and $5,220,000 for the three months ended September 30, 2016 and 2015, respectively.

Amounts owed to the Company by Ablecom as of September 30, 2016 and June 30, 2016 were $7,251,000 and $4,678,000, respectively. Amounts owed to Ablecom by the Company as of September 30, 2016 and June 30, 2016 were $38,290,000 and $39,152,000, respectively. For the three months ended September 30, 2016, the Company paid Ablecom the majority of invoiced dollars between 47 and 77 days of invoice date. For the three months ended September 30, 2016 and 2015, the Company paid $1,745,000 and $1,162,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $77,369,000 and $62,782,000 at September 30, 2016 and June 30, 2016, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three months ended September 30, 2016 and 2015, $5,000 and $2,000 of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations.

Note 8.        Income Taxes

The Company recorded provisions for income taxes of $6,369,000 and $7,504,000 for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate was 32.0% and 35.4% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate for the three months ended September 30, 2016 is estimated to be lower than the federal statutory rate primarily due to the benefit from U.S. federal research and development ("R&D") tax credit and domestic production activities deduction.

               As of September 30, 2016, the Company had a liability for gross unrecognized tax benefits of $17,080,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three months ended September 30, 2016, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of September 30, 2016, the Company had accrued $1,524,000 of interest and penalties relating to unrecognized tax benefits.

The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. The Company's 2012 and 2013 federal tax returns are currently under the IRS examination. The Company has responded to Information Document Requests ("IDRs"), issued by the Internal Revenue Service ("IRS"). No adjustment has been proposed by the IRS as of September 30, 2016. The Company is also currently under audit in Taiwan. The Taiwan Tax Authority issued income tax assessments for tax years 2013 and 2014 related to the local income tax exemption regime which the Company has participated in. The Company is currently in the process of appealing the assessments. While management believes that the Company has adequately provided reserves for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

Note 9.        Commitments and Contingencies

Litigation and Claims— The Company is involved in various legal proceedings arising from the normal course of business activities. The Company defends itself vigorously against any such claims. In management’s opinion, the resolution of any matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2017. As of September 30, 2016, these remaining non-cancellable commitments were $354,796,000 compared to $334,010,000 as of June 30, 2016.

Included in the above non-cancellable commitments are hard disk drive purchase commitments totaling approximately $42,200,000, which will be paid through December 2016. The Company has entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three months ended September 30, 2016 and 2015, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2016	2015
Net sales:
United States	$295,531	$338,696
Europe	113,711	86,826
Asia	96,280	74,657
Other	23,446	19,439
	$528,968	$519,618

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	September 30,	June 30,
	2016	2016
Long-lived assets:
United States	$146,379	$142,764
Asia	41,533	42,052
Europe	2,936	3,133
	$190,848	$187,949

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$357,493	67.6%	$356,211	68.6%
Subsystems and accessories	171,475	32.4%	163,407	31.4%
Total	$528,968	100.0%	$519,618	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories. No customer represented greater than 10% of the Company's total net sales in the three months ended September 30, 2016 and one customer represented 12.2% of the Company's total net sales in the three months ended September 30, 2015. No country other than the United States represented greater than 10% of the Company’s total net sales in the three months ended September 30, 2016 and 2015. No customer accounted for 10% or more of the Company's accounts receivable as of September 30, 2016 and June 30, 2016.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described under “Risk Factors” below and in other parts of this Form 10-Q as well as in our other filings with the SEC. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise IT, big data, high performance computing (“HPC”), and Internet of Things (“IoT”)/embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. Our net sales were $529.0 million and $519.6 million for the three months ended September 30, 2016 and 2015, respectively. The increase in our net sales in the three months ended September 30, 2016 compared with the three months ended September 30, 2015 was primarily due to increased sales of our subsystems and accessories to our distributors and to a lesser extent our server systems. Net sales of optimized servers were $357.5 million and $356.2 million for the three months ended September 30, 2016 and 2015, respectively, and net sales of subsystems and accessories were $171.5 million and $163.4 million for the three months ended September 30, 2016 and 2015, respectively. In the three months ended September 30, 2016, we experienced growth in sales of our complete systems including microblade, high density Twin family of servers, storage, IoT/embedded servers, accelerated GPU computing servers and rack scale cloud server solutions offset in part by a decrease in sales of our ultra and data center optimized servers. The percentage of our net sales represented by sales of complete server systems decreased to 67.6% in the three months ended September 30, 2016 from 68.6% in the three months ended September 30, 2015.

We commenced operations in 1993 and have been profitable every year since inception. Our net income was $13.5 million and $13.7 million for the three months ended September 30, 2016 and 2015, respectively. Our decrease in net income in the three months ended September 30, 2016 was primarily attributable to higher operating expenses from headcount and annual salary increases to support our business growth which offset increased gross profit in the quarter ended September 30, 2016.

We sell our server systems and subsystems and accessories through our direct sales force as well as through distributors and OEMs. We derived 50.0% and 54.4% of our net sales from products sold to direct customers and OEMs for the three months ended September 30, 2016 and 2015, respectively. None of our customers accounted for 10% or more of our net sales in the three months ended September 30, 2016. Sales to SoftLayer, a division of IBM Corporation, represented 12.2% of our net sales in the three months ended September 30, 2015. We derived 55.9% and 65.2% of our net sales from customers in the United States for the three months ended September 30, 2016 and 2015, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 6.3% and 5.5% of our net sales for the three months ended September 30, 2016 and 2015, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2017, we have continued to increase manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers, and we have continued to improve our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three months ended September 30, 2016 and 2015, our purchases from Ablecom represented 11.2% and 13.2% of our cost of sales, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in an effort to reduce our cost of sales. In addition to providing contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise sales. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding (“DSOs”). In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel, AMD and Nvidia carefully. This also impacts our research and development expenditures.

Other Financial Highlights

The following is a summary of other financial highlights of the first quarter of fiscal 2017:

•
Net cash provided by (used in) operating activities was $(11.0) million and $20.3 million during the three months ended September 30, 2016 and 2015, respectively. Our cash and cash equivalents, together with our investments, were $149.4 million at the end of the first quarter of fiscal year 2017, compared with $183.7 million at the end of fiscal year 2016. The decrease in our cash and cash equivalents, together with our investments at the end of the first quarter of fiscal year 2017 was primarily due to $11.0 million of cash used in our operating activities, $18.5 million used to purchase outstanding common stock and $11.6 million used to purchase property and equipment, of which $5.3 million was related to property and equipment for use at our Green Computing Park in San Jose, California.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the first quarter of fiscal year 2017 was 54 days, compared with 50 days at the end of fiscal year 2016.

•
Our inventory balance was $500.0 million at the end of the first quarter of fiscal year 2017, compared with $449.0 million at the end of fiscal year 2016. Days sales of inventory at the end of the first quarter of fiscal year 2017 was 97 days, compared with 87 days at the end of fiscal year 2016.

•
Our purchase commitments with contract manufacturers and suppliers were $354.8 million at the end of the first quarter of fiscal year 2017 and $334.0 million at the end of fiscal year 2016. Included in these non-cancellable commitments are hard disk drive purchase commitments totaling approximately $42.2 million which have terms expiring through December 2016. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2017, for example, refer to the fiscal year ending June 30, 2017.

Revenues and Expenses

Net sales. Net sales consist of sales of our server solutions, including server systems, subsystems and accessories. The main factors which impact our net sales are the number of compute nodes shipped and average selling prices per node for our server system sales and units shipped and average selling price per unit for our subsystem and accessories sales. The prices for server systems range widely depending upon the configuration including the number of compute nodes on a server system, and the prices for our subsystems and accessories vary based on the type. A compute node is a hardware configuration having its own CPU, RAM and storage and that is capable of running its own instance of a non-virtualized operating system. Measuring volume using compute nodes enables more consistent measurement across different server form factors and across different vendors. As with most electronics-based products, average selling prices typically are highest at the time of introduction of new products which utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products.

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses including stock based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales, as a percentage of net sales, is generally higher on server systems than on subsystems and accessories in the case of sales of server systems to cloud/internet data center computing customers. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on market conditions.

Research and development expenses. Research and development expenses consist of the personnel and related expenses including stock based compensation of our research and development teams, and materials and supplies, consulting services, third party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering (“NRE”), funding from certain suppliers and customers. Under these programs, we are reimbursed for certain research and development costs that we incur as part of the joint development of our products and those of our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

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

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, primarily the United States, Taiwan and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits and the domestic production activities deduction which were partially offset by state taxes and unrecognized tax benefits related to permanent establishment exposures.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended September 30, 2016, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Results of Operations

Net Sales

The following table presents net sales by product type for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Server systems	$357.5	$356.2	$1.3	0.4%
Percentage of total net sales	67.6%	68.6%
Subsystems and accessories	171.5	163.4	8.1	4.9%
Percentage of total net sales	32.4%	31.4%
Total net sales	$529.0	$519.6	$9.4	1.8%

The following table presents the number of compute node sales and average selling price per node of our server systems for the three months ended September 30, 2016 and 2015 (nodes in thousands):

	Three Months Ended September 30,		Change
	2016	2015	%
Server systems:
Number of compute node sales (1)	122	116	5.2%
Average selling price per node	$2,927	$3,074	(4.8)%

(1) A compute node is a hardware configuration having its own CPU, RAM and storage and that is capable of running its own instance of a non-virtualized operating system.

The following table presents unit sales and average selling price of our subsystems and accessories for the three months ended September 30, 2016 and 2015 (units in thousands):

	Three Months Ended September 30,		Change
	2016	2015	%
Subsystems and accessories:
Unit sales	1,144	916	24.9%
Average selling price per unit	$150	$178	(15.7)%

Comparison of Three Months Ended September 30, 2016 and 2015

The increase in our net sales in the three months ended September 30, 2016 compared with the three months ended September 30, 2015 was primarily due to an increase in sales of our subsystems and accessories to our distributors. The year-over-year growth in net sales of our server systems in the three months ended September 30, 2016 was due primarily to an increase in the number of compute node sales which offset a lower average selling price per node of our server systems as we sold higher nodes per systems. The increase in the sales of these complete systems include our microblade, high density Twin family of servers, storage, IoT/embedded servers, accelerated GPU computing servers and rack scale cloud server solutions offset in part by a decrease in sales of our ultra and data center optimized servers.

The year-over-year increase in net sales and unit sales of our subsystems and accessories in the three months ended September 30, 2016 was primarily due to higher sales of serverboards and server accessories to our distributors.

The following table presents the percentages of net sales from products sold to distributors and direct/OEM customers for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
	2016	2015	%
Distributors	50.0%	45.6%	4.4%
Direct/OEM customers	50.0%	54.4%	(4.4)%
Total net sales	100.0%	100.0%

The year-over-year increase in net sales to distributors in the three months ended September 30, 2016 was primarily due to the higher demand for our subsystem and accessories which are typically sold through distributors. The year-over-year decrease in net sales to direct/OEM customers in the three months ended September 30, 2016 was primarily due to the lower demand for our server systems from cloud/internet data center computing partially offset by an increase demand for our server systems from enterprise and IoT/embedded customers.

The following table presents percentages of net sales by geographic region for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
	2016	2015	%
United States	55.9%	65.2%	(9.3)%
Europe	21.5%	16.8%	4.7%
Asia	18.2%	14.3%	3.9%
Others	4.4%	3.7%	0.7%
Total net sales	100.0%	100.0%

The year-over-year decrease in net sales in the United States in the three months ended September 30, 2016 as a percentage of total net sales was primarily due to the lower demand for our server systems from cloud/internet data center computing which represents a higher portion of sales in the United States than in other regions. The year-over-year increase in net sales in Europe and Asia in the three months ended September 30, 2016 as a percentage of total net sales was primarily due to the higher demand for our server systems in the Netherlands, Japan and China.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three months ended September 30, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Total cost of sales	$448.9	$447.4	$1.5	0.3%
Total gross profit	80.1	72.2	$7.8	10.9%
Total gross margin	15.1%	13.9%		1.2%

Comparison of Three Months Ended September 30, 2016 and 2015

The quarter-over-quarter increase in absolute dollars of cost of sales in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to the increase in net sales. In the three months ended September 30, 2016, we recorded a $3.9 million expense, net of recovery, or 0.7% of net sales, related to the inventory provision as compared to $1.7 million, or 0.3% of net sales, in the three months ended September 30, 2015.

In the three months ended September 30, 2016, we recorded a $4.9 million expense, or 0.9% of net sales, related to the provision for warranty reserve as compared to a $3.9 million expense, or 0.7% of net sales, in the three months ended

September 30, 2015. The increase in the provision for warranty reserve was primarily due to an increase in warranty claims and cost of servicing warranty claims in the three months ended September 30, 2016. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Gross margin percentage was 15.1% and 13.9% for the three months ended September 30, 2016 and 2015, respectively. The increase was primarily due to a $9.3 million out-of-period adjustment relating to extended warranty revenue which was recognized in the three fiscal year period ended June 30, 2015 and deferred in the three months ended September 30, 2015, lower sales of cloud/internet data center server systems which typically have lower margins offset in part by lower global utilization and higher provision for inventory and warranty reserves.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Research and development	$33.2	$28.3	$4.9	17.2%
Percentage of total net sales	6.3%	5.5%
Sales and marketing	15.9	14.2	1.7	11.7%
Percentage of total net sales	3.0%	2.7%
General and administrative	10.8	8.2	2.6	31.2%
Percentage of total net sales	2.0%	1.6%
Total operating expenses	$59.9	$50.8	$9.1	17.9%
Percentage of total net sales	11.3%	9.8%

Comparison of Three Months Ended September 30, 2016 and 2015

Research and development expenses. Research and development expenses increased by $4.9 million, or 17.2% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Research and development expenses were 6.3% and 5.5% of net sales for the three months ended September 30, 2016 and 2015, respectively. The increase in absolute dollars was driven primarily by an increase of $4.6 million in compensation and benefits including stock-based compensation expense.

Research and development expenses include stock-based compensation expense of $2.9 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively.

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

Sales and marketing expenses. Sales and marketing expenses increased by $1.7 million, or 11.7% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Sales and marketing expenses were 3.0% and 2.7% of net sales for the three months ended September 30, 2016 and 2015, respectively. The increase in absolute dollars was primarily due to an increase of $1.4 million in compensation and benefits including stock-based compensation expense, resulting primarily from growth in sales and marketing personnel, a decrease of $0.5 million in marketing cooperative funding from certain suppliers, an increase of $0.3 million in freight out expenses to customers, an increase of $0.3 million in cooperative marketing funding to our customers, partially offset by a decrease of $1.2 million in advertising, marketing promotional and trade show expenses.

Sales and marketing expenses include stock-based compensation expense of $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively.

General and administrative expenses. General and administrative expenses increased by $2.6 million, or 31.2% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. General and administrative expenses were 2.0% and 1.6% of net sales for the three months ended September 30, 2016 and 2015, respectively. The increase in absolute dollars was primarily due to a $1.9 million foreign currency transaction gain in the three months ended September 30, 2015 as compared to a $0.5 million foreign currency transaction loss in the three months ended September 30, 2016, an increase of $1.0 million in compensation and benefits including stock-based compensation expense, partially offset by a decrease of $1.1 million in legal expenses.

General and administrative expenses include stock-based compensation expense of $0.8 million for both three months ended September 30, 2016 and 2015.

Interest and Other Expense, Net

Interest and other expense, net for the three months ended September 30, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Interest and other income, net	$—	$0.1	$(0.1)	(66.7)%
Interest expense	(0.3)	(0.3)	—	1.9%
Interest and other expense, net	$(0.3)	$(0.2)	$(0.1)	27.0%

Comparison of Three Months Ended September 30, 2016 and 2015

Interest and other expense, net. Interest and other expense, net increased by $0.1 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increases were primarily due to a decrease in other income.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three months ended September 30, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Provision for income taxes	$6.4	$7.5	$(1.1)	(15.1)%
Percentage of total net sales	1.2%	1.5%
Effective tax rate	32.0%	35.4%

Comparison of Three Months Ended September 30, 2016 and 2015

Provision for income taxes. Provision for income taxes decreased by $1.1 million, or 15.1% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The effective tax rate was 32.0% and 35.4% for the three months ended September 30, 2016 and 2015, respectively. The lower income tax provision for the three months ended September 30, 2016 was primarily attributable to our lower operating income. The effective tax rate for the three months ended September 30, 2016 was lower primarily due to the benefits from U.S. federal research and development ("R&D") tax credit and domestic production activities deduction.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $146.8 million and $181.0 million as of September 30, 2016 and June 30, 2016, respectively. Our cash in foreign locations was $41.3 million and $46.5 million at

September 30, 2016 and June 30, 2016, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by (used in) operating activities was $(11.0) million and $20.3 million for the three months ended September 30, 2016 and 2015, respectively.

Net cash used in our operating activities for the three months ended September 30, 2016 was primarily due to an increase in inventory of $54.9 million and an increase in accounts receivable of $39.4 million, which were partially offset by an increase in accounts payable of $43.4 million, our net income of $13.5 million, an increase in income tax payable of $5.3 million, an increase in accrued liabilities of $5.0 million, stock-based compensation expense of $4.5 million, an increase in other long-term liabilities of $4.1 million, provision for inventory of $3.9 million, and depreciation expense of $3.8 million.

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

The increase for the three months ended September 30, 2016 in accounts receivable was primarily due to higher sales in the last month of the first quarter of fiscal year 2017 as compared to the last month of the fourth quarter of fiscal year 2016. The increase for the three months ended September 30, 2016 in inventory and accounts payable was due to higher purchases to support the anticipated level of growth in our net sales in the second quarter of fiscal year 2017. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

The decrease for the three months ended September 30, 2015 in accounts receivable was primarily due to lower sales in the first quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015. The decrease for the three months ended September 30, 2015 in accounts payable was primarily due to lower purchases and lower sales in the three months ended September 30, 2015.

Investing activities. Net cash used in our investing activities was $11.5 million and $7.7 million for the three months ended September 30, 2016 and 2015, respectively. In the three months ended September 30, 2016, of the net cash used in our investing activities, $11.6 million was related to the purchase of property, plant and equipment, of which $5.3 million was related to the property and equipment for the manufacturing buildings at our Green Computing Park in San Jose, California. We anticipate investing approximately $9.5 million through April 2017 to complete the construction of a second manufacturing facility and the remodeling of our office building. We plan to finance this development through our operating cash flows and additional borrowings from banks. In the three months ended September 30, 2015, $7.7 million was related to the purchase of property, plant and equipment.

Financing activities. Net cash provided by (used in) our financing activities was $(12.0) million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively. In the three months ended September 30, 2016, we used $18.5 million to repurchase outstanding common stock. We borrowed an additional $73.9 million under term loan and revolving lines of credit from Bank of America and CTBC Bank and repaid $70.0 million in loans. Further, we received $2.9 million related to the proceeds from the exercise of stock options in the three months ended September 30, 2016.

In the three months ended September 30, 2015, we borrowed an additional $4.7 million under our revolving line of credit from Bank of America and CTBC Bank and repaid $2.9 million in loans. Further, we received $1.0 million related to the proceeds from the exercise of stock options in the three months ended September 30, 2015.

We expect our net cash provided by financing activities will increase throughout fiscal year 2017 as we intend to obtain additional financing from banks for our working capital requirements.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America

In June 2015, we entered into an amendment to the existing credit agreement with Bank of America, which provided for (i) a $65.0 million revolving line of credit facility and (ii) a five-year $14.0 million term loan facility. The term loan is secured by three buildings located in San Jose, California and the principal and interest were payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In May 2016, we extended the revolving line of credit to mature on June 30, 2016.

In June 2016, we entered into a new credit agreement with Bank of America, which provided for (i) a $55.0 million revolving line of credit facility including a $5.0 million letter of credit sublimit that matures on June 30, 2017 and (ii) a five-year $50.0 million term loan facility. This revolving line of credit facility replaced the existing revolving line of credit facility with Bank of America. This additional term loan is secured by seven buildings located in San Jose, California and the property, plant and equipment and inventory in those buildings. The principal and interest of the term loan are payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum.

The interest rate for the revolving line of credit under the above credit agreements with Bank of America is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.52% at September 30, 2016. The letter of credit is charged at 1.25% per annum. In July 2016, we received $50.0 million term loan proceeds from Bank of America under the new credit agreement with an interest rate at 1.71% per annum and paid down the outstanding amounts under the revolving line of credit with Bank of America.

In June 2016, we also entered into a separate credit agreement with Bank of America, which provided for a revolving line of credit of $10.0 million for our Taiwan subsidiary that matures on June 30, 2017. The interest rate of the revolving line of credit is equal to a minimum of 0.9% per annum plus the lender's cost of fund.

As of September 30, 2016 and June 30, 2016, the total outstanding borrowings under the Bank of America term loan was $47.5 million and $0.9 million, respectively. The total outstanding borrowings under the Bank of America lines of credit was $11.2 million and $62.2 million as of September 30, 2016 and June 30, 2016, respectively. The interest rates for these loans ranged from 1.08% to 1.77% per annum at September 30, 2016 and from 1.02% to 1.96% per annum at June 30, 2016, respectively. As of September 30, 2016, the unused revolving lines of credit amount with Bank of America under the new credit agreements were $53.8 million.

In October 2016, we drew an additional $30.0 million from Bank of America revolving line of credit with interest rates ranging from 2.14% to 3.75% per annum to support our growth and expansion of our business in the Netherlands.

CTBC Bank

In November 2015, we entered into an amendment to the existing credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD$700.0 million or $22.0 million U.S. dollar equivalent term loan secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $17.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at NTD$1.0 billion or $30.3 million U.S. dollar equivalent. In January 2016, we extended the revolving line of credit to mature on March 31, 2016.

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

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $21.1 million and $20.4 million at September 30, 2016 and June 30, 2016, respectively. At September 30, 2016 and June 30, 2016, the total outstanding borrowings under the CTBC Bank revolving line of credit was $18.8 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.89% and 1.40% at September 30, 2016 and 0.90% and 1.25% per annum at June 30, 2016. At September 30, 2016, available for future borrowing under this credit agreement was $0.1 million.

Covenant Compliance

The credit agreement with Bank of America contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries. The credit agreement contains certain financial covenants, including the following:

•	Not to incur on a consolidated basis, a net loss before taxes and extraordinary items for any two consecutive fiscal quarters;

•	The Consolidated Leverage Ratio, as defined in the agreement, as of the end of any fiscal quarter, measured for the most recently completed twelve (12) months, shall not be greater than 2.00;

•
The domestic unencumbered liquid assets, as defined in the agreement, maintained in accounts within the United States shall have an aggregate market value of not less than $30,000,000, measured quarterly as of the last day of each fiscal quarter.

As of September 30, 2016, our total assets of $959.9 million collateralized the line of credit with Bank of America under the new credit agreement, which represent the total assets of the United States headquarters company except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of September 30, 2016, total assets collateralizing the term loan with Bank of America were $82.0 million. As of September 30, 2016, we were in compliance with all financial covenants associated with the term loan and lines of credit with Bank of America under the new credit agreement.

As of September 30, 2016, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $26.7 million. There are no financial covenants associated with the term loan with CTBC Bank.

Contract Manufacturers

In the three months ended September 30, 2016, we paid our contract manufacturers within 35 to 76 days of invoice and Ablecom between 47 to 77 days of invoice. Ablecom is one of our major contract manufacturers and a related party. As of September 30, 2016 and June 30, 2016 amounts owed to Ablecom by us were approximately $38.3 million and $39.2 million, respectively.

Share Repurchase Program

In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100,000,000 of our common stock in the open market or in private transactions during the next twelve months at prevailing market prices. Repurchases will be made under the program using our own cash resources. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended at any time at our discretion. During the three months ended September 30, 2016, we purchased 888,097 shares of our common stock in the open market at a weighted average price of $20.79 per share for approximately $18.5 million.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2016:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$4,262	$7,627	$4,807	$2,387	$19,083
Capital leases, including interest	254	404	98	—	756
Debt, including interest (1)	61,794	20,955	17,775	—	100,524
Purchase commitments (2)	354,796	—	—	—	354,796
Total (3)	$421,106	$28,986	$22,680	$2,387	$475,159

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at September 30, 2016.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. Our purchase obligations included $42.2 million of hard disk drive purchase commitments at September 30, 2016, which will be paid through December 2016. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue of $41.5 million and unrecognized tax benefits and related interest and penalties accrual of $17.1 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 8 of Notes to our Condensed Consolidated Financial Statements for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2016, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.89% to 1.77% at September 30, 2016 and 0.90% to 1.96% at June 30, 2016, respectively. Based on the outstanding principal indebtedness of $98.2 million under our credit facilities as of September 30, 2016, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three months ended September 30, 2016 and 2015 was $(0.5) million and $1.9 million, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in this Item 9A that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended June 30, 2016 have not materially changed. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (“Section 404”), our management is required to report on the effectiveness of our internal control over financial reporting in our annual reports. In addition, our independent auditors must attest to and report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 have required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal control over financial reporting, which will result in continued commitment of significant financial and managerial resources. Although we strive to maintain effective internal controls over financial reporting in order to prevent and detect material misstatements in our annual and quarterly financial statements and prevent fraud, we cannot assure that such efforts will be effective. If we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

Increases in average selling prices for our server solutions have significantly contributed to our increases in net sales. Such prices are subject to decline if customers do not continue to purchase our latest generation products or additional components, which could harm our results of operations.

Increases in average selling prices for our server solutions have significantly contributed to our increases in net sales. As with most electronics based products, average selling prices of servers typically are highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. As our business continues to grow, we may increasingly be subject to this industry risk. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future. In some instances, our agreements with our distributors limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be harmed. In addition, our average selling prices for our server solutions have increased rapidly in recent periods as we have sold more products including additional components such as more memory and hard disk drive capacity. There is no assurance that our average selling prices will continue to increase and may decline due to decreased demand for, or lower prices of, the additional components that we sell with our server solutions.

Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and materials for our products.

Prices of materials and core components utilized in the manufacture of our server solutions, such as serverboards, chassis, central processing units (“CPUs”), memory and hard drives represent a significant portion of our cost of sales. We generally do not enter into long-term supply contracts for these materials and core components, but instead purchase these materials and components on a purchase order basis. Prices of these core components and materials are volatile, and, as a result, it is difficult to predict expense levels and operating results. In addition, if our business growth renders it necessary or appropriate to transition to longer term contracts with materials and core component suppliers, our costs may increase and our gross margins could correspondingly decrease.

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components. For example, our net sales were adversely impacted in fiscal year 2013 and 2012 by disk drive shortages resulting from flooding in Thailand. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $42.2 million as of September 30, 2016, a decrease from $110.5 million as of June 30, 2016 and will be paid through December 2016. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and if a similar event occurs in the future, our gross profit will likely be impacted. Our existing and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline. Likewise if we fail to enter into commitments we may be exposed to limited availability of supply or higher inventory costs which could result in lower net sales and adversely impact gross margin and net income.

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

We seek to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our United States and international income changes for any reason, or if United States or international tax laws were to change in the future. In particular, a substantial portion of our revenue is generated from customers located outside the United States Foreign withholding taxes and United States income taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In the past, the administration has considered initiatives which could substantially reduce our ability to defer United States taxes including limitations on deferral of United States taxation of foreign earnings which could eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are adopted, they could have a negative impact on our financial position and results of operations. We cannot assure you that we will be able to lower our effective tax rate as a result of these activities nor that such rate will not increase in the future.

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

Our principal competitors include global technology companies such as Dell, Inc., Hewlett-Packard Enterprise, Lenovo and Cisco. In addition, we also compete with a number of other vendors who also sell application optimized servers, contract manufacturers and original design manufacturers (“ODMs”), such as Quanta Computer Incorporated. ODMs sell server solutions marketed or sold under a third party brand.

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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may seek to copy our innovations and use cost advantages from greater size to compete aggressively with us on price. Certain customers are also current or prospective competitors and as a result, assistance that we provide to them as customers may ultimately result in increased competitive pressure against us. Furthermore, because of these advantages, even if our application optimized server solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. Also initiatives like the Open Compute Project (“OCP”), a project to establish more industry standard data center configurations, could have the impact of supporting an approach which is less favorable to the flexibility and customization that we offer. These changes could have a significant impact on the market and impact our results of operations. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

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

Sales of our products through third party distributors and resellers accounted for 50.0% and 45.6% of our net sales in the three months ended September 30, 2016 and 2015, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a significant portion of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 11.2% and 13.2% of our cost of sales for the three months ended September 30, 2016 and 2015, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of October 27, 2016, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 44.9% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100,000,000 of our common stock in the open market or in private transactions during the next twelve months at prevailing market prices. During the three months ended September 30, 2016, we purchased 888,097 shares of our common stock in the open market at a weighted average price of $20.79 per share for $18.5 million.
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - July 31, 2016	513,194	$19.99	513,194	$89,741
August 1 - August 31, 2016	204,570	$21.77	204,570	$85,288
September 1 - September 30, 2016	170,333	$22.01	170,333	$81,539
Total	888,097	$20.79	888,097

Item 3.    Defaults upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

On November 4, 2016, our board of directors (the “Board”) elected Saria Tseng to serve as a member of the Board, effective immediately. Ms. Tseng will serve as a Class III director, and will have a term that expires at the annual meeting of stockholders to be held in 2018. In addition, Ms. Tseng was appointed as a member of the Compensation Committee and Nominating and Corporate Governance Committee of the Board, effective immediately.

Ms. Tseng has served as Vice President of Strategic Corporate Development, General Counsel and Secretary of Monolithic Power Systems (Nasdaq:MPWR) since 2004, a leading fabless manufacturer of high-performance analog and mixed-signal semiconductors. Over the past 22 years, Ms. Tseng has accumulated a broad spectrum of legal expertise and business knowledge in the technology industry. From 2001 to 2004, Ms. Tseng served as Vice President, General Counsel and Corporate Secretary of MaXXan Systems, an enterprise class storage network system. Previously, Ms. Tseng was an attorney at Gray Cary (now DLA Piper) and Jones Day. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China, Taiwan. She holds Master of Law degrees from the University of California at Berkeley and the Chinese Culture University in Taipei.

As a member of the Board, Ms. Tseng will be entitled to participate in our non-employee director compensation program, under which she will receive (i) an annual retainer of $40,000 for her service as a director, (ii) an annual retainer of $2,500 for each of her committee memberships, (iii) an initial option to purchase 18,000 shares upon first becoming a member of the Board (“Initial Grant”) and (iv) an annual grant of options to purchase 4,500 shares of our common stock (“Annual Grant”). The Initial Grant will vest and become exercisable over four years, with the first 25% of the shares subject to vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter. The Annual Grant will vest and become exercisable on the first anniversary of the date of grant or immediately prior to our next annual meeting of stockholders, if earlier. The Initial Grant and Annual Grant have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and will become fully vested if we are subject to a change of control.

There are no arrangements or understandings between Ms. Tseng and any other persons pursuant to which she was selected as a director. There are no related party transactions of the kind described in Item 404(a) of Regulation S-K in which Ms. Tseng is or was a participant.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	November 7, 2016	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 7, 2016	/s/ Howard Hideshima
Howard Hideshima Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)