Form 10-Q
period 2016-12-31
Super Micro Computer, Inc.
filed 2017-02-07
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 30, 2017 there were 48,295,896 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	December 31,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$128,752	$180,964
Accounts receivable, net of allowances of $2,771 and $2,721 at December 31, 2016 and June 30, 2016, respectively (including amounts receivable from a related party of $12,378 and $4,678 at December 31, 2016 and June 30, 2016, respectively)	366,885	288,941
Inventory	599,269	448,980
Prepaid income taxes	5,164	5,682
Prepaid expenses and other current assets	13,738	13,435
Total current assets	1,113,808	938,002
Long-term investments	2,643	2,643
Property, plant and equipment, net	193,670	187,949
Deferred income taxes-noncurrent	32,255	28,460
Other assets	7,480	8,546
Total assets	$1,349,856	$1,165,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $54,278 and $39,152 at December 31, 2016 and June 30, 2016, respectively)	$341,940	$249,239
Accrued liabilities	74,331	55,618
Income taxes payable	1,048	5,172
Short-term debt and current portion of long-term debt, net of debt issuance costs	92,443	53,589
Total current liabilities	509,762	363,618
Long-term debt, net of current portion and debt issuance costs	34,732	40,000
Other long-term liabilities	53,001	40,603
Total liabilities	597,495	444,221
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 49,627,204 and 48,999,717 at December 31, 2016 and June 30, 2016, respectively	291,275	277,339
Treasury stock (at cost), 1,333,125 and 445,028 shares at December 31, 2016 and June 30, 2016, respectively	(20,491)	(2,030)
Accumulated other comprehensive loss	(83)	(85)
Retained earnings	481,499	445,971
Total Super Micro Computer, Inc. stockholders’ equity	752,200	721,195
Noncontrolling interest	161	184
Total stockholders’ equity	752,361	721,379
Total liabilities and stockholders’ equity	$1,349,856	$1,165,600

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net sales (including related party sales of $7,003 and $2,492 in the three months ended December 31, 2016 and 2015, respectively, and $10,345 and $7,712 in the six months ended December 31, 2016 and 2015, respectively)	$651,954	$638,964	$1,180,922	$1,158,582
Cost of sales (including related party purchases of $64,930 and $71,451 in the three months ended December 31, 2016 and 2015, respectively, and $115,135 and $130,712 in the six months ended December 31, 2016 and 2015, respectively)	558,576	532,602	1,007,480	980,005
Gross profit	93,378	106,362	173,442	178,577
Operating expenses:
Research and development	34,033	30,264	67,224	58,590
Sales and marketing	18,153	16,461	34,069	30,710
General and administrative	9,429	10,511	20,184	18,711
Total operating expenses	61,615	57,236	121,477	108,011
Income from operations	31,763	49,126	51,965	70,566
Interest and other income, net	45	24	74	111
Interest expense	(497)	(400)	(827)	(724)
Income before income tax provision	31,311	48,750	51,212	69,953
Income tax provision	9,315	14,061	15,684	21,565
Net income	$21,996	$34,689	$35,528	$48,388
Net income per common share:
Basic	$0.46	$0.73	$0.74	$1.02
Diluted	$0.43	$0.67	$0.69	$0.94
Weighted-average shares used in calculation of net income per common share:
Basic	48,124	47,651	48,144	47,584
Diluted	51,521	51,489	51,352	51,405

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$21,996	$34,689	$35,528	$48,388
Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	(7)	2	2	(16)
Unrealized gains (losses) on investments	—	—	—	—
Total other comprehensive gains (losses)	(7)	2	2	(16)
Comprehensive income	$21,989	$34,691	$35,530	$48,372

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$35,528	$48,388
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,711	5,953
Stock-based compensation expense	9,213	7,882
Excess tax benefits from stock-based compensation	(745)	(355)
Allowance for doubtful accounts	356	805
Provision for inventory	6,391	3,780
Exchange loss (gain)	232	(1,539)
Deferred income taxes	(3,791)	(4,380)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(7,700) and $6,702 during the six months ended December 31, 2016 and 2015, respectively)	(78,300)	7,613
Inventory	(156,680)	(26,818)
Prepaid expenses and other assets	941	(4,259)
Accounts payable (including changes in related party balances of $15,126 and $202 during the six months ended December 31, 2016 and 2015, respectively)	96,774	20,738
Income taxes payable, net	(3,176)	650
Accrued liabilities	18,234	9,715
Other long-term liabilities	12,442	18,749
Net cash provided by (used in) operating activities	(54,870)	86,922
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,372)	(15,235)
Change in restricted cash	(287)	(404)
Net cash used in investing activities	(17,659)	(15,639)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	130,116	14,400
Repayment of debt	(96,552)	(13,300)
Payment to acquire treasury stock	(18,461)	—
Proceeds from exercise of stock options	5,873	2,439
Excess tax benefits from stock-based compensation	745	355
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,542)	(504)
Payment of obligations under capital leases	(118)	(86)
Advances (payments) under receivable financing arrangements	787	(18)
Net cash provided by financing activities	20,848	3,286
Effect of exchange rate fluctuations on cash	(531)	(119)
Net increase (decrease) in cash and cash equivalents	(52,212)	74,450
Cash and cash equivalents at beginning of period	180,964	95,442
Cash and cash equivalents at end of period	$128,752	$169,892
Supplemental disclosure of cash flow information:
Cash paid for interest	$749	$693
Cash paid for taxes, net of refunds	$20,004	$19,636
Non-cash investing and financing activities:
Equipment purchased under capital leases	$86	$127
Accrued costs for property, plant and equipment purchases	$5,325	$5,366

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

Basis of Presentation

The unaudited condensed consolidated financial statements reflect the condensed consolidated balance sheets, results of operations, comprehensive income and cash flows of Super Micro Computer, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2017.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Revenue from Contracts with Customers, that replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, in March 2016, the FASB issued an amendment to the accounting guidance, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for principal versus agent considerations. In April 2016, the FASB issued an amendment to the accounting guidance, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued an amendment to the accounting guidance, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance related to collectibility and non-cash consideration, as well as provides practical expedients for the transition to the new accounting guidance. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The new standard is effective for the Company on July 1, 2018. The Company is currently evaluating the effect the guidance will have on its financial statement disclosures, results of operations and financial position. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In March 2016, the FASB issued new accounting guidance, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting on the accounting for certain aspects of share-based payment to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification in the statement of cash flows. This guidance is effective for the Company on July 1, 2017. The Company is currently evaluating the effect the guidance will have on its financial statement disclosures, results of operations and financial position.

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

In October 2016, the FASB issued an amendment to the accounting guidance, Intra-Entity Transfers of Assets Other Than Inventory. This amendment simplifies the accounting for income tax consequences of intra-entity transfers of assets other than inventory by requiring recognition of current and deferred income tax consequences when such transfers occur. This amendment is effective for the Company on July 1, 2018. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its financial statement disclosure, results of operations and financial position.

In November 2016, the FASB issued an amendment to the accounting guidance, Statement of Cash Flows: Restricted Cash. This amendment addresses presentations of total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company on July 1, 2018. Early adoption is permitted. The Company does not expect the impact of adopting this guidance to be significant.

Note 2.        Stock-based Compensation and Stockholders’ Equity

Share Repurchase Program

In July 2016, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100,000,000 of the Company’s common stock in the open market or in private transactions during the next twelve months at prevailing market prices. Repurchases will be made under the program using the Company’s own cash resources. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. During the three months ended December 31, 2016, the Company did not purchase any shares of its common stock in the open market. During the six months ended December 31, 2016, the Company purchased 888,097 shares of the Company's common stock in the open market at a weighted average price of $20.79 for $18,461,000.

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of such date, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006" Plan). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan but that are forfeited in the future will become available for use under the 2016 Plan. In addition, 1,153,412 shares of common stock originally reserved for issuance under the 2006 Plan were cancelled upon the adoption of the 2016 Plan. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value of the underlying share on grant date. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

quarter thereafter. As of December 31, 2016, the Company had 3,525,695 shares available for future issuance under the 2016 Plan.

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

The fair value of stock option grants for the three and six months ended December 31, 2016 and 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Risk-free interest rate	1.29% - 1.34%	1.42%	1.12% - 1.34%	1.42% - 1.57%
Expected term	5.32 years	5.31 years	5.32 - 5.38 years	5.31 - 5.33 years
Dividend yield	—%	—%	—%	—%
Volatility	49.20% - 49.43%	49.46%	49.20% - 49.64%	47.06% - 49.46%
Weighted-average fair value	$9.95	$11.50	$9.52	$11.54

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Cost of sales	$325	$258	$634	$498
Research and development	3,012	2,472	5,920	4,874
Sales and marketing	520	435	998	839
General and administrative	852	841	1,661	1,671
Stock-based compensation expense before taxes	4,709	4,006	9,213	7,882
Income tax impact	(1,435)	(1,814)	(2,721)	(2,099)
Stock-based compensation expense, net	$3,274	$2,192	$6,492	$5,783

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options and vesting of RSUs in excess of the compensation expense recorded for those share-based awards (excess tax benefits) issued or

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

modified since July 1, 2006 are classified as cash from financing activities. The Company had $393,000 and $878,000 of excess tax benefits recorded in additional paid-in capital in the six months ended December 31, 2016 and December 31, 2015, respectively. The Company had excess tax benefits classified as cash provided by financing activities of $745,000 and $355,000 in the six months ended December 31, 2016 and 2015, respectively, for share-based awards issued since July 1, 2006.

As of December 31, 2016, the Company’s total unrecognized compensation cost related to non-vested share-based awards granted to employees and non-employee directors was $38,057,000, which will be recognized over a weighted-average vesting period of approximately 2.34 years.

Stock Option Activity

The following table summarizes stock option activity during the six months ended December 31, 2016 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016 (7,495,131 shares exercisable at weighted average exercise price of $13.35 per share)	8,960,867	$14.88
Granted (weighted average fair value of $9.52)	194,700	$21.08
Exercised	(505,799)	$11.61
Forfeited	(18,038)	$20.89
Balance as of December 31, 2016	8,631,730	$15.20	4.96	$113,060
Options vested and expected to vest at December 31, 2016	8,567,668	$15.13	4.93	$112,786
Options vested and exercisable at December 31, 2016	7,473,690	$13.88	4.47	$106,956

The total pretax intrinsic value of options exercised was $3,423,000 and $6,075,000 during the three and six months ended December 31, 2016, respectively, and $2,113,000 and $4,854,000 during the three and six months ended December 31, 2015, respectively.

RSU Activity

The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and settlement.

The following table summarizes RSUs activity during the six months ended December 31, 2016 under all plans:

	RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016	926,983	$30.23
Granted	434,410	$21.36
Released	(187,645)	$27.74
Forfeited	(57,795)	$27.22
Balance as of December 31, 2016	1,115,953	$27.35	$31,302

The total pretax intrinsic value of RSUs vested was $2,543,000 and $4,395,000 during the three and six months ended December 31, 2016, respectively, and $811,000 and $1,358,000 during the three and six months ended December 31, 2015, respectively. In the three and six months ended December 31, 2016, upon vesting, 101,200 and 187,645 shares of RSUs were

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

partially net share-settled such that the Company withheld 35,083 and 65,882 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. In the three and six months ended December 31, 2015, upon vesting, 31,807 and 52,006 shares of RSUs were partially net share-settled such that the Company withheld 12,089 and 19,321 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $882,000 and $1,542,000 during the three and six months ended December 31, 2016, respectively, and $308,000 and $504,000 during the three and six months ended December 31, 2015, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2016 Plan.

Note 3.        Net Income Per Share

The following table shows the computation of basic and diluted net income per share for the three and six months ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net income	$21,996	$34,689	$35,528	$48,388

Denominator:
Weighted-average shares outstanding	48,124	47,651	48,144	47,584
Effect of dilutive securities	3,397	3,838	3,208	3,821
Weighted-average diluted shares	51,521	51,489	51,352	51,405

Basic net income per share	$0.46	$0.73	$0.74	$1.02
Diluted net income per share	$0.43	$0.67	$0.69	$0.94

For the three and six months ended December 31, 2016 and 2015, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding share-based awards were 1,637,000 and 1,662,000 for the three and six months ended December 31, 2016, respectively, and 1,329,000 and 1,291,000 for the three and six months ended December 31, 2015, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventory:

	December 31, 2016	June 30, 2016
Finished goods	$432,254	$351,209
Work in process	73,473	19,105
Purchased parts and raw materials	93,542	78,666
Total inventory	$599,269	$448,980

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $2,498,000 and $6,391,000 in the three and six months ended December 31, 2016, respectively, and $2,062,000 and $3,780,000 in the three and six months ended December 31, 2015, respectively.

Property, Plant, and Equipment:

	December 31, 2016	June 30, 2016
Land	$70,484	$70,454
Buildings	71,665	71,665
Building and leasehold improvements	14,484	10,941
Buildings construction in progress (1)	19,431	15,803
Machinery and equipment	56,431	53,282
Furniture and fixtures	12,917	10,364
Purchased software	14,152	13,920
Purchased software construction in progress	444	532
	260,008	246,961
Accumulated depreciation and amortization	(66,338)	(59,012)
Property, plant and equipment, net	$193,670	$187,949
(1) In connection with the purchase of property located in San Jose, California for the Company's Green Computing Park, the Company continues to engage several contractors for the development and construction of improvements on the property.

Other Assets:

	December 31, 2016	June 30, 2016
Long-term deferred service costs	$2,893	$3,498
Restricted cash	2,136	1,851
Investment in a privately held company	1,411	1,411
Deposits	276	910
Prepaid royalty license	623	748
Others	$141	$128
Total other assets	$7,480	$8,546

Accrued Liabilities:

	December 31, 2016	June 30, 2016
Accrued payroll and related expenses	$23,862	$16,015
Customer deposits	8,521	6,265
Accrued warranty costs	5,677	5,816
Accrued cooperative marketing expenses	7,594	7,300
Deferred revenue (1)	20,205	13,418
Others	8,472	6,804
Total accrued liabilities	$74,331	$55,618

(1) As of December 31, 2016 and June 30, 2016, deferred revenue consist primarily of deferred extended warranty and on-site service revenue of $18,714,000 and $12,746,000, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Long-term Liabilities:

	December 31, 2016	June 30, 2016
Deferred revenue-net of current portion (1)	$31,765	$21,940
Accrued unrecognized tax benefits including related interests and penalties-net of current portion	18,784	16,056
Accrued warranty costs-net of current portion	1,248	1,313
Others	1,204	1,294
Total other long-term liabilities	$53,001	$40,603

(1) As of December 31, 2016 and June 30, 2016, deferred revenue-net of current portion consist primarily of deferred extended warranty and on-site service revenue of $30,244,000 and $21,265,000, respectively.

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Balance, beginning of period	$6,926	$7,545	$7,129	$7,700
Provision for warranty	4,772	4,678	9,698	8,544
Costs charged to accrual	(4,749)	(2,854)	(9,557)	(6,673)
Change in estimated liability for pre-existing warranties	(24)	(1,592)	(345)	(1,794)
Balance, end of period	6,925	7,777	6,925	7,777
Current portion	(5,677)	(6,116)	(5,677)	(6,116)
Long-term portion	$1,248	$1,661	$1,248	$1,661

Note 5.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs as of December 31, 2016 and June 30, 2016. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of December 31, 2016 and June 30, 2016. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

The following table sets forth the Company’s cash equivalents and long-term investments as of December 31, 2016 and June 30, 2016 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

December 31, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$323	$—	$—	$323
Auction rate securities	—	—	2,643	2,643
Total	$323	$—	$2,643	$2,966

June 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$315	$—	$—	$315
Auction rate securities	—	—	2,643	2,643
Total	$315	$—	$2,643	$2,958

The above table excludes $128,206,000 and $180,426,000 of cash and $2,418,000 and $2,133,000 of certificates of deposit held by the Company as of December 31, 2016 and June 30, 2016, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and six months ended December 31, 2016 and 2015.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Balance as of beginning of period	$2,643	$2,633	$2,643	$2,633
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—	—	—
Sales and settlements at par	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$2,643	$2,633	$2,643	$2,633

The following is a summary of the Company’s long-term investments as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2016 and June 30, 2016, short-term and long-term debt of $127,175,000 and $93,589,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Short-term and Long-term Debt Obligations

Short-term and long-term obligations as of December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31,	June 30,
	2016	2016
Line of credit:
Bank of America	$43,199	$62,199
CTBC Bank	20,800	10,100
Total line of credit	63,999	72,299
Term loans:
Bank of America	45,000	933
CTBC Bank	18,521	20,357
Total term loans	63,521	21,290
Total debt	127,520	93,589
Less: debt issuance costs	(345)	—
Total debt, net of debt issuance costs	127,175	93,589
Current portion, net of debt issuance costs	(92,443)	(53,589)
Long-term portion, net of debt issuance costs	$34,732	$40,000

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

The interest rate for the revolving line of credit under the above credit agreements with Bank of America is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.61% at December 31, 2016. The letter of credit is charged at 1.25% per annum.

In June 2016, the Company also entered into a separate credit agreement with Bank of America, which provided for a revolving line of credit of $10,000,000 for the Taiwan and the Netherlands subsidiaries that matures on June 30, 2017. The interest rate of the revolving line of credit is equal to a minimum of 0.9% per annum plus the lender's cost of funds.

In December 2016, the Company entered into an amendment to the credit agreement with Bank of America to reduce the $55,000,000 revolving line of credit facility to $45,000,000 and increase the revolving line of credit for the Taiwan and the Netherlands subsidiaries from $10,000,000 to $20,000,000.

As of December 31, 2016 and June 30, 2016, the total outstanding borrowings under the Bank of America term loan was $45,000,000 and $933,000, respectively. The total outstanding borrowings under the Bank of America lines of credit was $43,199,000 and $62,199,000 as of December 31, 2016 and June 30, 2016, respectively. The interest rates for these loans

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

ranged from 1.19% to 2.14% per annum at December 31, 2016 and from 1.02% to 1.96% per annum at June 30, 2016. As of December 31, 2016, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $21,801,000.

In February 2017, the Company drew an additional $10,000,000 from Bank of America revolving line of credit with interest rate at 1.29% per annum to support the Company's growth and expansion of its business in the Netherlands.

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

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $18,521,000 and $20,357,000 at December 31, 2016 and June 30, 2016, respectively. At December 31, 2016 and June 30, 2016, the total outstanding borrowings under the CTBC Bank revolving line of credit was $20,800,000 and $10,100,000, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.95% and 2.15% at December 31, 2016 and 0.90% and 1.25% per annum at June 30, 2016. At December 31, 2016, available for future borrowing under this credit agreement was $612,000.

In January 2017, the Company drew an additional $8,000,000 from CTBC Bank revolving line of credit with the interest rate at 1.55% per annum to support the Company's growth and expansion of its business in the Netherlands.
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

As of December 31, 2016 and June 30, 2016, total assets of $998,259,000 and $934,625,000, respectively, collateralized the line of credit with Bank of America under the credit agreement, which represent the total assets of the United States headquarter company, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of December 31, 2016 and June 30, 2016, total assets collateralizing the term loan with Bank of America under the credit agreement were $101,074,000 and $59,258,000, respectively. As of December

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

31, 2016, the Company was in compliance with all financial covenants associated with the credit agreements with Bank of America.

As of December 31, 2016 and June 30, 2016, the land and building located in Bade, Taiwan with a value of $26,623,000 and $26,804,000, respectively, collateralized the term loan with CTBC Bank. There are no financial covenants associated with the term loan with CTBC Bank at December 31, 2016.

Note 7.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over its operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 0.4% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 36.0% of Ablecom at December 31, 2016.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $64,930,000 and $115,135,000, and sold products to Ablecom totaling $7,003,000 and $10,345,000 for the three and six months ended December 31, 2016, respectively. The Company purchased products from Ablecom totaling $71,451,000 and $130,712,000, and sold products to Ablecom totaling $2,492,000 and $7,712,000 for the three and six months ended December 31, 2015, respectively.

Amounts owed to the Company by Ablecom as of December 31, 2016 and June 30, 2016 were $12,378,000 and $4,678,000, respectively. Amounts owed to Ablecom by the Company as of December 31, 2016 and June 30, 2016 were $54,278,000 and $39,152,000, respectively. For the three and six months ended December 31, 2016, the Company paid Ablecom the majority of invoiced dollars between 48 and 83 days of invoice date. For the three and six months ended December 31, 2016, the Company paid $1,191,000 and $2,936,000, respectively, for tooling assets and miscellaneous costs to Ablecom. For the three and six months ended December 31, 2015, the Company paid $1,736,000 and $2,898,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $104,569,000 and $62,782,000 at December 31, 2016 and June 30, 2016, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2016, $29,000 and $24,000 of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations, respectively. In the three and six months ended December 31, 2015, $6,000 and $4,000 of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations, respectively.
Note 8.        Income Taxes

The Company recorded provisions for income taxes of $9,315,000 and $15,684,000 for the three and six months ended December 31, 2016, respectively, and $14,061,000 and $21,565,000 for the three and six months ended December 31, 2015, respectively. The effective tax rate was 29.7% and 30.6% for the three and six months ended December 31, 2016, respectively, and 28.8% and 30.8% for the three and six months ended December 31, 2015, respectively. The effective tax rate for the three and six months ended December 31, 2016 is estimated to be lower than the federal statutory rate primarily due to the benefit from U.S. federal research and development ("R&D") tax credits and domestic production activities deductions.

               As of December 31, 2016, the Company had a liability for gross unrecognized tax benefits of $18,784,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three and six months ended December 31, 2016, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2016, the Company had accrued $1,507,000 of interest and penalties relating to unrecognized tax benefits.

The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. The Company's 2012 and 2013 federal tax returns are currently under the Internal Revenue Service ("IRS") examination. The Company has responded to Information Document Requests ("IDRs"), issued by the IRS. No adjustment has been proposed by the IRS as of December 31, 2016. The Company was also under audit in Taiwan for tax year 2013 related to local income taxes. The audit resulted in minimal tax adjustments. While management believes that the Company has adequately provided reserves for all uncertain tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The federal statute of limitations remain open in general for tax years 2012 through 2016. The state statute of limitations remain open in general for tax years 2012 through 2016. The statute of limitations in major foreign jurisdictions remain open for examination in general for tax years 2010 through 2016. For the third quarter of fiscal year 2017, the Company expects a decrease of approximately $1,890,000 of unrecognized tax benefits related to foreign uncertain tax positions as a result of the completion of the income tax audit in Taiwan.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through fiscal year 2017. As of December 31, 2016, these remaining non-cancellable commitments were $402,229,000 compared to $334,010,000 as of June 30, 2016.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2016 and 2015, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net sales:
United States	$357,881	$407,038	$653,412	$745,734
Europe	130,076	114,134	243,787	200,960
Asia	137,801	88,394	234,081	163,051
Other	26,196	29,398	49,642	48,837
	$651,954	$638,964	$1,180,922	$1,158,582

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets and other assets (in thousands):

	December 31,	June 30,
	2016	2016
Long-lived assets:
United States	$149,791	$142,764
Asia	41,132	42,052
Europe	2,747	3,133
	$193,670	$187,949

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$443,998	68.1%	$453,747	71.0%	$801,491	67.9%	$809,958	69.9%
Subsystems and accessories	207,956	31.9%	185,217	29.0%	379,431	32.1%	348,624	30.1%
Total	$651,954	100.0%	$638,964	100.0%	$1,180,922	100.0%	$1,158,582	100.0%

Server systems constitute an assembly of subsystems and accessories. Subsystems and accessories are comprised of serverboards, chassis and accessories. No customer represented greater than 10% of the Company's total net sales in the three and six months ended December 31, 2016 and one customer represented 15.0% and 12.8% of the Company's total net sales in the three and six months ended December 31, 2015, respectively. No country other than the United States represented greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2016 and 2015. No customer accounted for 10% or more of the Company's accounts receivable as of December 31, 2016 and June 30, 2016.

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

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise IT, big data, high performance computing (“HPC”), and Internet of Things (“IoT”)/embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. Our net sales were $652.0 million and $1,180.9 million for the three and six months ended December 31, 2016, respectively, and $639.0 million and $1,158.6 million for the three and six months ended December 31, 2015, respectively. The increase in our net sales in the three and six months ended December 31, 2016 compared with the three and six months ended December 31, 2015 was primarily due to increased sales of our subsystems and accessories to our distributors. Net sales of optimized servers were $444.0 million and $801.5 million for the three and six months ended December 31, 2016, respectively, and $453.7 million and $810.0 million for the three and six months ended December 31, 2015, respectively, and net sales of subsystems and accessories were $208.0 million and $379.4 million for the three and six months ended December 31, 2016, respectively, and $185.2 million and $348.6 million for the three and six months ended December 31, 2015, respectively. In the three and six months ended December 31, 2016, we experienced a decrease in sales of our complete server systems primarily due to a decrease in ultra and data center optimized servers offset in part by growth in sales of high density Twin family of servers, storage, accelerated GPU computing servers or HPC and MicroBlade and strong growth from enterprise cloud and Asia Pacific, particularly China. The percentage of our net sales represented by sales of server systems decreased to 68.1% and 67.9% in the three and six months ended December 31, 2016 from 71.0% and 69.9% in the three and six months ended December 31, 2015, respectively.

We commenced operations in 1993 and have been profitable every year since inception. Our net income was $22.0 million and $35.5 million for the three and six months ended December 31, 2016, respectively, and $34.7 million and $48.4 million for the three and six months ended December 31, 2015, respectively. Our decrease in net income in the three and six months ended December 31, 2016 was primarily attributable to lower gross margins from sales of our complete server systems due to higher costs related to shortages of memory and solid state drives ("SSD") and higher operating expenses from headcount and annual salary increases to support our business growth.

We sell our server systems and subsystems and accessories through our direct sales force as well as through distributors and OEMs. We derived 53.8% and 52.1% of our net sales from products sold to direct customers and OEMs for the three and six months ended December 31, 2016, respectively. We derived 58.1% and 56.4% of our net sales from products sold to direct customers and OEMs for the three and six months ended December 31, 2015, respectively. None of our customers accounted for 10% or more of our net sales in the three and six months ended December 31, 2016. Sales to SoftLayer, a division of IBM Corporation, represented 15.0% and 12.8% of our net sales in the three and six months ended December 31, 2015. We derived 55.0% and 55.4% of our net sales from customers in the United States for the three and six months ended December 31, 2016, respectively, and 63.7% and 64.4% for the three and six months ended December 31, 2015, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 5.2% and 5.7% of our net sales for the three and six months ended December 31, 2016, respectively, and 4.7% and 5.1% of our net sales for the three and six months ended December 31, 2015, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2017, we have continued to increase manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers, and we have continued to improve our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. For the three and six months ended December 31, 2016, our purchases from Ablecom represented 11.6% and 11.4% of our cost of sales, respectively, compared to 13.4% and 13.3% of our cost of sales for the three and six months ended December 31, 2015, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in an effort to reduce our cost of sales. In addition to providing contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to continue to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise sales. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding (“DSOs”). In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel, AMD and Nvidia carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Other Financial Highlights

The following is a summary of other financial highlights of the second quarter of fiscal 2017:

•
Net cash provided by (used in) operating activities was $(54.9) million and $86.9 million during the six months ended December 31, 2016 and 2015, respectively. Our cash and cash equivalents, together with our investments, were $131.5 million at the end of the second quarter of fiscal year 2017, compared with $183.7 million at the end of fiscal year 2016. The decrease in our cash and cash equivalents, together with our investments at the end of the second quarter of fiscal year 2017 was primarily due to $54.9 million of cash used in our operating activities, $18.5 million used to purchase outstanding common stock and $17.4 million used to purchase property and equipment, of which $8.2 million was related to property and equipment for use at our Green Computing Park in San Jose, California, partially offset by $33.6 million of borrowings, net of repayments.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the second quarter of fiscal year 2017 was 49 days, compared with 50 days at the end of fiscal year 2016.

•
Our inventory balance was $599.3 million at the end of the second quarter of fiscal year 2017, compared with $449.0 million at the end of fiscal year 2016. Days sales of inventory at the end of the second quarter of fiscal year 2017 was 91 days, compared with 87 days at the end of fiscal year 2016.

•
Our purchase commitments with contract manufacturers and suppliers were $402.2 million at the end of the second quarter of fiscal year 2017 and $334.0 million at the end of fiscal year 2016. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

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

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses including stock based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on market conditions. As a result, our cost of sales as a percentage of sales in any period can be negatively impacted by significant component price increases resulting from component shortages.

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

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended December 31, 2016, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Results of Operations

Net Sales

The following table presents net sales by product type for the three and six months ended December 31, 2016 and 2015 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Server systems	$444.0	$453.7	$(9.7)	(2.1)%	$801.5	$810.0	$(8.5)	(1.0)%
Percentage of total net sales	68.1%	71.0%			67.9%	69.9%
Subsystems and accessories	208.0	185.2	22.7	12.3%	379.4	348.6	30.8	8.8%
Percentage of total net sales	31.9%	29.0%			32.1%	30.1%
Total net sales	$652.0	$639.0	$13.0	2.0%	$1,180.9	$1,158.6	$22.3	1.9%

The following table presents the number of compute node sales and average selling price per node of our server systems for the three and six months ended December 31, 2016 and 2015 (nodes in thousands):

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2016	2015	%	2016	2015	%
Server systems:
Number of compute node sales (1)	145	133	9.0%	267	249	7.2%
Average selling price per node	$3,064	$3,400	(9.9)%	$3,001	$3,249	(7.6)%

(1) A compute node is a hardware configuration having its own CPU, RAM and storage and that is capable of running its own instance of a non-virtualized operating system.

The following table presents unit sales and average selling price of our subsystems and accessories for the three and six months ended December 31, 2016 and 2015 (units in thousands):

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2016	2015	%	2016	2015	%
Subsystems and accessories:
Unit sales	1,214	1,092	11.2%	2,358	2,008	17.4%
Average selling price per unit	$171	$169	1.2%	$161	$173	(6.9)%

Comparison of Three Months Ended December 31, 2016 and 2015

The increase in our net sales in the three months ended December 31, 2016 compared with the three months ended December 31, 2015 was primarily due to an increase in sales of our subsystems and accessories to our distributors as well as growth in our Twin family product line of servers including our FatTwin, storage, accelerated GPU computing servers or HPC and MicroBlade. The year-over-year decrease in net sales of our server systems in the three months ended December 31, 2016 was due primarily to a decrease in the average selling price per node of our server systems as we experienced a decrease in sales of complete server systems for ultra and data center optimized servers which offset an increase in the number of compute node sales as we sold higher nodes per systems for our Twin family product line of servers.

The year-over-year increase in net sales and unit sales of our subsystems and accessories in the three months ended December 31, 2016 was primarily due to higher sales of server accessories and serverboards to our distributors.

Comparison of Six Months Ended December 31, 2016 and 2015

The increase in our net sales in the six months ended December 31, 2016 compared with the six months ended December 31, 2015 was primarily due to an increase in sales of our subsystems and accessories to our distributors as well as growth in our Twin family product line of servers including our FatTwin, storage, accelerated GPU computing servers or HPC and MicroBlade. The year-over-year decrease in net sales of our server systems in the six months ended December 31, 2016 was primarily due to a decrease in the average selling price per node of our server systems as we experienced a decrease in sales of complete server systems for ultra and data center optimized servers which offset an increase in the number of compute node sales as we sold higher nodes per systems for our Twin family product line of servers.

The year-over-year increase in net sales and unit sales of our subsystems and accessories in the six months ended December 31, 2016 was primarily due to higher sales of serverboards and server accessories to our distributors.

The following table presents the percentages of net sales from products sold to distributors and direct/OEM customers for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2016	2015	%	2016	2015	%
Distributors	46.2%	41.9%	4.3%	47.9%	43.6%	4.3%
Direct/OEM customers	53.8%	58.1%	(4.3)%	52.1%	56.4%	(4.3)%
Total net sales	100.0%	100.0%		100.0%	100.0%

The year-over-year increase in net sales to distributors in the three and six months ended December 31, 2016 as a percentage of total net sales was primarily due to the higher demand for our subsystem and accessories which are typically sold through distributors. The year-over-year decrease in net sales to direct/OEM customers in the three and six months ended December 31, 2016 as a percentage of total net sales was primarily due to the lower demand for our complete server systems from cloud/internet data center computing partially offset by an increase demand for our server systems from storage, enterprise, HPC and IoT/embedded customers.

The following table presents percentages of net sales by geographic region for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2016	2015	%	2016	2015	%
United States	55.0%	63.7%	(8.7)%	55.4%	64.4%	(9.0)%
Europe	19.9%	17.9%	2.0%	20.6%	17.4%	3.2%
Asia	21.1%	13.8%	7.3%	19.8%	14.0%	5.8%
Others	4.0%	4.6%	(0.6)%	4.2%	4.2%	—%
Total net sales	100.0%	100.0%		100.0%	100.0%

The year-over-year decrease in net sales in the United States in the three and six months ended December 31, 2016 as a percentage of total net sales was primarily due to the lower demand for our server systems from cloud/internet data center computing which represents a higher portion of sales in the United States than in other regions. The year-over-year increase in net sales in Asia and Europe in the three and six months ended December 31, 2016 as a percentage of total net sales was primarily due to the higher demand for our server systems in China, the Netherlands and Russian Federation.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three and six months ended December 31, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Total cost of sales	$558.6	$532.6	$26.0	4.9%	$1,007.5	$980.0	$27.5	2.8%
Total gross profit	93.4	106.4	(13.0)	(12.2)%	173.4	178.6	(5.1)	(2.9)%
Total gross margin	14.3%	16.6%		(2.3)%	14.7%	15.4%		(0.7)%

Comparison of Three Months Ended December 31, 2016 and 2015

The year-over-year increase in absolute dollars of cost of sales in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 was primarily attributable to the increase in net sales. In the three months ended December 31, 2016, we recorded a $2.5 million expense, net of recovery, or 0.4% of net sales, related to the inventory provision as compared to $2.1 million, or 0.3% of net sales, in the three months ended December 31, 2015.

In the three months ended December 31, 2016, we recorded a $4.8 million expense, or 0.7% of net sales, related to the provision for warranty reserve which was comparable to a $4.7 million expense, or 0.7% of net sales, in the three months ended December 31, 2015. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Gross margin percentage was 14.3% and 16.6% for the three months ended December 31, 2016 and 2015, respectively. The decrease was primarily due to higher costs related to shortages of memory and SSD as well as many of our server systems being based on mature, late life cycle processors and GPUs at lower prices. Geographically, we had higher sales in Asia where pricing is typically more competitive.

Comparison of Six Months Ended December 31, 2016 and 2015

The year-over-year increase in absolute dollars of cost of sales in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 was primarily attributable to the increase in net sales. In the six months ended December 31, 2016, we recorded a $6.4 million expense, net of recovery, or 0.5% of net sales, related to the inventory provision as compared to $3.8 million, or 0.3% of net sales, in the six months ended December 31, 2015.

In the six months ended December 31, 2016, we recorded a $9.7 million expense, or 0.8% of net sales, related to the provision for warranty reserve as compared to a $8.5 million expense, or 0.7% of net sales, in the six months ended December 31, 2015. The increase in the provision for warranty reserve was primarily due to an increase in warranty claims and cost of servicing warranty claims in the six months ended December 31, 2016.

Gross margin percentage was 14.7% and 15.4% for the six months ended December 31, 2016 and 2015, respectively. The decrease was primarily due to higher costs related to shortages of memory and SSD as well as many of our server systems being based on mature, late life cycle processors and GPUs at lower prices. Geographically, we had higher sales in Asia where pricing is typically more competitive.

Operating Expenses

Operating expenses for the three and six months ended December 31, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Research and development	$34.0	$30.3	$3.8	12.5%	$67.2	$58.6	$8.6	14.7%
Percentage of total net sales	5.2%	4.7%			5.7%	5.1%
Sales and marketing	18.2	16.5	1.7	10.3%	34.1	30.7	3.4	10.9%
Percentage of total net sales	2.8%	2.6%			2.9%	2.7%
General and administrative	9.4	10.5	(1.1)	(10.3)%	20.2	18.7	1.5	7.9%
Percentage of total net sales	1.5%	1.6%			1.7%	1.5%
Total operating expenses	$61.6	$57.2	$4.4	7.7%	$121.5	$108.0	$13.5	12.5%
Percentage of total net sales	9.5%	8.9%			10.3%	9.3%

Comparison of Three Months Ended December 31, 2016 and 2015

Research and development expenses. Research and development expenses increased by $3.8 million, or 12.5% in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Research and development expenses were 5.2% and 4.7% of net sales for the three months ended December 31, 2016 and 2015, respectively. The increase in absolute dollars was driven primarily by an increase of $4.4 million in compensation and benefits including stock-based compensation expense, partially offset by an increase of $1.1 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $3.0 million and $2.5 million for the three months ended December 31, 2016 and 2015, respectively.

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

Sales and marketing expenses. Sales and marketing expenses increased by $1.7 million, or 10.3% in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Sales and marketing expenses were 2.8% and 2.6% of net sales for the three months ended December 31, 2016 and 2015, respectively. The increase in absolute dollars was primarily due to an increase of $0.7 million in compensation and benefits including stock-based compensation expense, resulting primarily from growth in sales and marketing personnel and an increase of $0.6 million in advertising, marketing promotional and trade show expenses.

Sales and marketing expenses include stock-based compensation expense of $0.5 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively.

General and administrative expenses. General and administrative expenses decreased by $1.1 million, or 10.3% in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. General and administrative expenses were 1.5% and 1.6% of net sales for the three months ended December 31, 2016 and 2015, respectively. The decrease in absolute dollars was primarily due to a $0.6 million foreign currency transaction gain in the three months ended December 31, 2016 as compared to a $0.5 million foreign currency transaction loss in the three months ended December 31, 2015, a decrease of $0.7 million in legal expenses, a decrease of $0.4 million in bad debt expenses, partially offset by an increase of $1.3 million in compensation and benefits including stock-based compensation expense.

General and administrative expenses include stock-based compensation expense of $0.9 million and $0.8 million for the three months ended December 31, 2016 and 2015, respectively.

Comparison of Six Months Ended December 31, 2016 and 2015

Research and development expenses. Research and development expenses increased by $8.6 million, or 14.7% in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. Research and development expenses were 5.7% and 5.1% of net sales for the six months ended December 31, 2016 and 2015, respectively. The increase in absolute dollars was driven primarily by an increase of $9.1 million in compensation and benefits including stock-based compensation expense, partially offset by an increase of $1.6 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $5.9 million and $4.9 million for the six months ended December 31, 2016 and 2015, respectively.

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

Sales and marketing expenses. Sales and marketing expenses increased by $3.4 million, or 10.9% in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. Sales and marketing expenses were 2.9% and 2.7% of net sales for the six months ended December 31, 2016 and 2015, respectively. The increase in absolute dollars was primarily due to an increase of $2.1 million in compensation and benefits including stock-based compensation expense, resulting primarily from growth in sales and marketing personnel.

Sales and marketing expenses include stock-based compensation expense of $1.0 million and $0.8 million for the six months ended December 31, 2016 and 2015, respectively.

General and administrative expenses. General and administrative expenses increased by $1.5 million, or 7.9% in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. General and administrative expenses were 1.7% and 1.5% of net sales for the six months ended December 31, 2016 and 2015, respectively. The increase in absolute dollars was primarily due to an increase of $2.3 million in compensation and benefits including stock-based compensation expense, a $1.4 million foreign currency transaction gain in the six months ended December 31, 2015 as compared to a $0.1 million foreign currency transaction gain in the six months ended December 31, 2016, partially offset by a decrease of $1.8 million in legal expenses.

General and administrative expenses include stock-based compensation expense of $1.7 million and $1.7 million for the six months ended December 31, 2016 and 2015, respectively.

Interest and Other Expense, Net

Interest and other expense, net for the three and six months ended December 31, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Interest and other income, net	$—	$—	$—	N/M*	$—	$0.1	$(0.1)	N/M*
Interest expense	(0.5)	(0.4)	(0.1)	24.3%	(0.8)	(0.7)	(0.1)	14.2%
Interest and other expense, net	$(0.5)	$(0.4)	$(0.1)	20.2%	$(0.8)	$(0.6)	$(0.2)	22.8%

*Not meaningful

Comparison of Three Months Ended December 31, 2016 and 2015

Interest and other expense, net. Interest and other expense, net increased by $0.1 million in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The increases were primarily due to an increase in interest expense.

Comparison of Six Months Ended December 31, 2016 and 2015

Interest and other expense, net. Interest and other expense, net increased by $0.2 million in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The increases were primarily due to an increase in interest expense.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three and six months ended December 31, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Provision for income taxes	$9.3	$14.1	$(4.7)	(33.8)%	$15.7	$21.6	$(5.9)	(27.3)%
Percentage of total net sales	1.4%	2.2%			1.3%	1.8%
Effective tax rate	29.7%	28.8%			30.6%	30.8%

Comparison of Three Months Ended December 31, 2016 and 2015

Provision for income taxes. Provision for income taxes decreased by $4.7 million, or 33.8% in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The effective tax rate was 29.7% and 28.8% for the three months ended December 31, 2016 and 2015, respectively. The lower income tax provision for the three months ended December 31, 2016 was primarily attributable to our lower operating income. The effective tax rate for the three months ended December 31, 2016 was higher primarily due to the lower benefits from U.S. federal research and development ("R&D") tax credit and foreign rate differentials. For the third quarter of fiscal year 2017, we expect a decrease of approximately $1.9 million of unrecognized tax benefits related to foreign uncertain tax positions resulting from the completion of the income tax audit in Taiwan.

Comparison of Six Months Ended December 31, 2016 and 2015

Provision for income taxes. Provision for income taxes decreased by $5.9 million, or 27.3% in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The effective tax rate was 30.6% and 30.8% for the six months ended December 31, 2016 and 2015, respectively. The lower income tax provision for the six months ended December 31, 2016 was primarily attributable to our lower operating income. The effective tax rate for the six months ended December 31, 2016 was lower primarily due to the benefits from domestic production activities deductions.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $128.8 million and $181.0 million as of December 31, 2016 and June 30, 2016, respectively. Our cash in foreign locations was $54.1 million and $46.5 million at December 31, 2016 and June 30, 2016, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by (used in) operating activities was $(54.9) million and $86.9 million for the six months ended December 31, 2016 and 2015, respectively.

Net cash used in our operating activities for the six months ended December 31, 2016 was primarily due to an increase in inventory of $156.7 million and an increase in accounts receivable of $78.3 million, which were partially offset by an increase in accounts payable of $96.8 million, our net income of $35.5 million, an increase in accrued liabilities of $18.2 million, an increase in other long-term liabilities of $12.4 million, stock-based compensation expense of $9.2 million, and depreciation and amortization expense of $7.7 million.

Net cash provided by our operating activities for the six months ended December 31, 2015 was primarily due to our net income of $48.4 million, an increase in accounts payable of $20.7 million, an increase in other long-term liabilities of $18.7 million, an increase in accrued liabilities of $9.7 million, stock-based compensation expense of $7.9 million, a decrease in accounts receivable of $7.6 million, depreciation and amortization expense of $6.0 million, and provision for inventory of $3.8 million, which were partially offset by an increase in inventory of $26.8 million, an increase in deferred income taxes assets of $4.4 million, and an increase in prepaid expenses and other assets of $4.3 million.

The increase for the six months ended December 31, 2016 in accounts receivable was primarily due to higher sales in the last month of the second quarter of fiscal year 2017 as compared to the last month of the fourth quarter of fiscal year 2016. The increase for the six months ended December 31, 2016 in inventory and accounts payable was due to higher purchases to support memory and SSD component shortages as well as the lunar new year holiday shutdown in Asia at the end of January 2017. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $17.7 million and $15.6 million for the six months ended December 31, 2016 and 2015, respectively. In the six months ended December 31, 2016, of the net cash used in our investing activities, $17.4 million was related to the purchase of property, plant and equipment, of which $8.2 million was related to the property and equipment for the manufacturing buildings at our Green Computing Park in San Jose, California. We anticipate investing approximately $7.0 million through April 2017 to complete the construction of a second manufacturing facility in the Green Computing Park. We plan to finance this development through our operating cash flows and additional borrowings from banks. In the six months ended December 31, 2015, $15.2 million was related to the purchase of property, plant and equipment.

Financing activities. Net cash provided by our financing activities was $20.8 million and $3.3 million for the six months ended December 31, 2016 and 2015, respectively. In the six months ended December 31, 2016, we borrowed an additional $130.1 million under our term loan and revolving lines of credit from Bank of America and CTBC Bank and repaid $96.6 million in loans. We received $5.9 million related to the proceeds from the exercise of stock options in the six months ended December 31, 2016. Further, we used $18.5 million to repurchase our outstanding common stock.

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

The interest rate for the revolving line of credit under the above credit agreements with Bank of America is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.61% at December 31, 2016. The letter of credit is charged at 1.25% per annum.

In June 2016, we also entered into a separate credit agreement with Bank of America, which provided for a revolving line of credit of $10.0 million for our Taiwan subsidiary that matures on June 30, 2017. The interest rate of the revolving line of credit is equal to a minimum of 0.9% per annum plus the lender's cost of fund.

In December 2016, we entered into an amendment to the credit agreement with Bank of America to reduce the $55.0 million revolving line of credit facility to $45.0 million and increase the revolving line of credit for the Taiwan and the Netherlands subsidiaries from $10.0 million to $20.0 million.

As of December 31, 2016 and June 30, 2016, the total outstanding borrowings under the Bank of America term loan was $45.0 million and $0.9 million, respectively. The total outstanding borrowings under the Bank of America lines of credit was $43.2 million and $62.2 million as of December 31, 2016 and June 30, 2016, respectively. The interest rates for these loans ranged from 1.19% to 2.14% per annum at December 31, 2016 and from 1.02% to 1.96% per annum at June 30, 2016, respectively. As of December 31, 2016, the unused revolving lines of credit amount with Bank of America under the credit agreements were $21.8 million.

In February 2017, we drew an additional $10.0 million from Bank of America revolving line of credit with interest rate at 1.29% per annum to support the Company's growth and expansion of its business in the Netherlands.

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

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $18.5 million and $20.4 million at December 31, 2016 and June 30, 2016, respectively. At December 31, 2016 and June 30, 2016, the total outstanding borrowings under the CTBC Bank revolving line of credit was $20.8 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.95% and 2.15% at December 31, 2016 and 0.90% and 1.25% per annum at June 30, 2016. At December 31, 2016, available for future borrowing under this credit agreement was $0.6 million.

In January 2017, we drew an additional $8.0 million from CTBC Bank revolving line of credit with the interest rate at 1.55% per annum to support the Company's growth and expansion of its business in the Netherlands.
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

As of December 31, 2016, our total assets of $998.3 million collateralized the line of credit with Bank of America under the new credit agreement, which represent the total assets of the United States headquarters company except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of December 31, 2016, total assets collateralizing the term loan with Bank of America were $101.1 million. As of December 31, 2016, we were in compliance with all financial covenants associated with the term loan and lines of credit with Bank of America under the credit agreement.

As of December 31, 2016, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $26.6 million. There are no financial covenants associated with the term loan with CTBC Bank.

Contract Manufacturers

In the three and six months ended December 31, 2016, we paid our contract manufacturers within 34 to 76 days of invoice and Ablecom between 48 to 83 days of invoice. Ablecom is one of our major contract manufacturers and a related party. As of December 31, 2016 and June 30, 2016 amounts owed to Ablecom by us were approximately $54.3 million and $39.2 million, respectively.

Share Repurchase Program

In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100,000,000 of our common stock in the open market or in private transactions during the following twelve months at prevailing market prices. Repurchases will be made under the program using our own cash resources. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended at any time at our discretion. During the three months ended December 31, 2016, we did not purchase any shares of our common stock in the open market. During the six months ended December 31, 2016, we purchased 888,097 shares of our common stock in the open market at a weighted average price of $20.79 per share for approximately $18.5 million.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$4,468	$7,665	$4,084	$1,921	$18,138
Capital leases, including interest	271	417	99	—	787
Debt, including interest (1)	93,347	20,956	15,223	—	129,526
Purchase commitments (2)	402,229	—	—	—	402,229
Total (3)	$500,315	$29,038	$19,406	$1,921	$550,680

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at December 31, 2016.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue of $52.0 million and unrecognized tax benefits and related interest and penalties accrual of $18.8 million. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 8 of Notes to our Condensed Consolidated Financial Statements for a discussion of income taxes.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2016, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.95% to 2.15% at December 31, 2016 and 0.90% to 1.96% at June 30, 2016, respectively. Based on the outstanding principal indebtedness of $127.2 million under our credit facilities as of December 31, 2016, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and six months ended December 31, 2016 was $0.6 million and $0.1 million, respectively, and for the three and six months ended December 31, 2015 was $(0.5) million and $1.4 million, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in this Item 9A that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to leading cloud computing and data center companies. Although no customer represented greater than 10% of our total net sales in the three and six months ended December 31, 2016, one of our customers accounted for 15.0% and 12.8% of our net sales in the three and six months ended December 31, 2015, respectively. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components which can adversely impact our revenue. For example, our net sales were adversely impacted in fiscal year 2013 and 2012 by disk drive shortages resulting from flooding in Thailand. In other periods, our cost of sales as a percentage of revenue have been adversely impacted by higher component prices resulting from shortages. For example, our gross margin was adversely impacted in the quarter ended December 31, 2016 due to higher costs related to shortages of memory and SSD. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

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

Notwithstanding our general practice of not entering into long term supply contracts, as a result of severe flooding in Thailand during the first quarter of fiscal year 2012, we have entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The hard disk drive purchase commitments totaled approximately $110.5 million as of June 30, 2016 and have been paid through December 2016. Higher costs compared to the lower selling prices for these components incurred under these agreements contributed to our lower gross profit in fiscal year 2013 and if a similar event occurs in the future, our gross profit will likely be impacted. Our existing and any other similar future supply commitments that we may enter into expose us to risk for lower margins or loss on disposal of such inventory if our expectations of customer demand are incorrect and the market price of the material or component inventory decline. Likewise if we fail to enter into commitments we may be exposed to limited availability of supply or higher inventory costs which could result in lower net sales and adversely impact gross margin and net income.

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

We seek to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our United States and international income changes for any reason, or if United States or international tax laws were to change in the future. In particular, a substantial portion of our revenue is generated from customers located outside the United States. Foreign withholding taxes and United States income taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. President Trump has called for comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that the proposed changes could adversely affect our business. We cannot assure you that we will be able to lower our effective tax rate as a result of these activities nor that such rate will not increase in the future.

If President Trump imposes significant tariffs or other restrictions on foreign imports, our revenues and results of operations may be materially harmed.
Donald Trump’s victory in the U.S. presidential election, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, has created uncertainty regarding trade policy. President Trump has called for the imposition of tariffs or other restrictions on foreign imports. If any such tariffs are imposed on products or components that we import, we could experience reduced revenues or may have to raise our prices, either of which could have an adverse effect on our business, results of operations and financial condition.

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

Sales of our products through third party distributors and resellers accounted for 46.2% and 47.9% of our net sales in the three and six months ended December 31, 2016, respectively, and 41.9% and 43.6% in the three and six months ended December 31, 2015, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a significant portion of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 11.6% and 11.4% of our cost of sales for the three and six months ended December 31, 2016, respectively, and 13.4% and 13.3% in the three and six months ended December 31, 2015, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

As of January 30, 2017, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 44.6% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100.0 million of our common stock in the open market or in private transactions during the next twelve months at prevailing market prices. We started repurchases under the program in July 2016.
During the three months ended December 31, 2016, we did not repurchase any shares of our common stock. As of December 31, 2016, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $81.5 million.
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

SUPER MICRO COMPUTER, INC.

Date:	February 7, 2017	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 7, 2017	/s/ Howard Hideshima
Howard Hideshima Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)