Form 10-Q
period 2017-03-31
Super Micro Computer, Inc.
filed 2017-05-10
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2017 there were 48,692,992 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED MARCH 31, 2017

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	March 31,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$107,779	$180,964
Accounts receivable, net of allowances of $2,957 and $2,721 at March 31, 2017 and June 30, 2016, respectively (including amounts receivable from a related party of $7,614 and $4,678 at March 31, 2017 and June 30, 2016, respectively)	391,334	288,941
Inventory	642,314	448,980
Prepaid income taxes	1,795	5,682
Prepaid expenses and other current assets	13,485	13,435
Total current assets	1,156,707	938,002
Long-term investments	2,643	2,643
Property, plant and equipment, net	195,553	187,949
Deferred income taxes-noncurrent	35,513	28,460
Other assets	14,040	8,546
Total assets	$1,404,456	$1,165,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to a related party of $50,407 and $39,152 at March 31, 2017 and June 30, 2016, respectively)	$348,733	$249,239
Accrued liabilities	70,893	55,618
Income taxes payable	1,646	5,172
Short-term debt and current portion of long-term debt, net of debt issuance costs	113,260	53,589
Total current liabilities	534,532	363,618
Long-term debt, net of current portion and debt issuance costs	32,251	40,000
Other long-term liabilities	60,647	40,603
Total liabilities	627,430	444,221
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 50,012,020 and 48,999,717 at March 31, 2017 and June 30, 2016, respectively	299,256	277,339
Treasury stock (at cost), 1,333,125 and 445,028 shares at March 31, 2017 and June 30, 2016, respectively	(20,491)	(2,030)
Accumulated other comprehensive loss	(70)	(85)
Retained earnings	498,165	445,971
Total Super Micro Computer, Inc. stockholders’ equity	776,860	721,195
Noncontrolling interest	166	184
Total stockholders’ equity	777,026	721,379
Total liabilities and stockholders’ equity	$1,404,456	$1,165,600

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net sales (including related party sales of $4,069 and $4,413 in the three months ended March 31, 2017 and 2016, respectively, and $14,414 and $12,125 in the nine months ended March 31, 2017 and 2016, respectively)	$631,124	$532,721	$1,812,046	$1,691,303
Cost of sales (including related party purchases of $62,378 and $55,133 in the three months ended March 31, 2017 and 2016, respectively, and $177,513 and $185,845 in the nine months ended March 31, 2017 and 2016, respectively)	542,798	453,569	1,550,278	1,433,574
Gross profit	88,326	79,152	261,768	257,729
Operating expenses:
Research and development	35,870	31,256	103,094	89,846
Sales and marketing	17,167	14,467	51,236	45,177
General and administrative	12,874	8,984	33,058	27,695
Total operating expenses	65,911	54,707	187,388	162,718
Income from operations	22,415	24,445	74,380	95,011
Interest and other income (expense), net	(51)	20	23	131
Interest expense	(558)	(417)	(1,385)	(1,141)
Income before income tax provision	21,806	24,048	73,018	94,001
Income tax provision	5,140	7,386	20,824	28,951
Net income	$16,666	$16,662	$52,194	$65,050
Net income per common share:
Basic	$0.34	$0.35	$1.08	$1.36
Diluted	$0.32	$0.32	$1.01	$1.26
Weighted-average shares used in calculation of net income per common share:
Basic	48,445	48,047	48,243	47,737
Diluted	51,918	52,238	51,579	51,637

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$16,666	$16,662	$52,194	$65,050
Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	13	4	15	(12)
Unrealized gains (losses) on investments	—	—	—	—
Total other comprehensive gains (losses)	13	4	15	(12)
Comprehensive income	$16,679	$16,666	$52,209	$65,038

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$52,194	$65,050
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,768	9,538
Stock-based compensation expense	14,046	11,768
Excess tax benefits from stock-based compensation	(1,893)	(2,506)
Allowance for doubtful accounts	611	1,014
Provision for inventory	8,162	6,026
Exchange loss (gain)	1,331	(1,492)
Deferred income taxes	(6,998)	(2,657)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(2,936) and $7,152 during the nine months ended March 31, 2017 and 2016, respectively)	(103,004)	35,875
Inventory	(201,496)	(21,809)
Prepaid expenses and other assets	1,800	(3,756)
Accounts payable (including changes in related party balances of $11,255 and $(13,658) during the nine months ended March 31, 2017 and 2016, respectively)	103,767	(23,176)
Income taxes payable, net	1,511	(8,583)
Accrued liabilities	13,564	5,701
Other long-term liabilities	14,365	21,833
Net cash provided by (used in) operating activities	(90,272)	92,826
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,270)	(25,120)
Change in restricted cash	(286)	(1,018)
Net cash used in investing activities	(23,556)	(26,138)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	170,416	24,100
Repayment of debt	(119,852)	(23,700)
Payment to acquire treasury stock	(18,461)	—
Proceeds from exercise of stock options	9,123	10,661
Excess tax benefits from stock-based compensation	1,893	2,506
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,476)	(1,108)
Payment of obligations under capital leases	(184)	(133)
Advances under receivable financing arrangements	4	835
Net cash provided by financing activities	40,463	13,161
Effect of exchange rate fluctuations on cash	180	1,115
Net increase (decrease) in cash and cash equivalents	(73,185)	80,964
Cash and cash equivalents at beginning of period	180,964	95,442
Cash and cash equivalents at end of period	$107,779	$176,406
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,335	$1,136
Cash paid for taxes, net of refunds	$24,958	$34,562
Non-cash investing and financing activities:
Equipment purchased under capital leases	$314	$299
Accrued costs for property, plant and equipment purchases	$4,833	$7,316

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2017.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Revenue from Contracts with Customers, that replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, in March 2016, the FASB issued an amendment to the accounting guidance, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for principal versus agent considerations. In April 2016, the FASB issued an amendment to the accounting guidance, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued an amendment to the accounting guidance, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance related to collectability and non-cash consideration, as well as provides practical expedients for the transition to the new accounting guidance. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016.

The Company intends to apply the new standard starting from the first quarter of fiscal year 2019. Based on the Company's preliminary plan, the Company intends to adopt the new standard using the modified retrospective method. The Company’s decision was based on a number of factors such as the significance of the impact of the new standard on the Company’s financial results, system readiness, including that of software procured from third-party providers, and the Company’s ability to accumulate and analyze the information necessary to assess the cumulative effect of the new standard through July 1, 2018. However, the Company continues to assess this in connection with its entire project plan. The Company expects the implementation of the new standard to impact the recognition of its revenue as follows:

•
Substantially all of the Company's current revenue is from the sale of hardware products. The Company does not expect any material changes to the timing or amount of revenue for these types of sales under the new standard.

•
For extended warranty and on-site services, the Company is still assessing the impact and timing to revenue from the implementation of the new standard. However, the Company does not currently expect the new standard to have a material impact on its revenue for these types of arrangements.

•
For software and intellectual property licenses, the Company is still assessing the impact and timing to revenue from the implementation of the new standard. However, the Company does not currently expect the new standard to have a material impact on its revenue for these types of arrangements.

•	The Company's revenue disclosures are expected to expand.

The Company is still assessing the impact to its processes and systems configuration from the implementation of the new revenue standard and does not currently expect any significant changes to its other accounting policies from the adoption of the new revenue standard. The Company's implementation efforts are progressing as planned.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In March 2016, the FASB issued new accounting guidance, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting on the accounting for certain aspects of share-based payment to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification in the statement of cash flows. Early adoption is permitted for any interim or annual periods. This guidance is effective for the Company on July 1, 2017. The Company is currently evaluating the effect the guidance will have on its financial statement disclosures, results of operations and financial position.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2.        Stock-based Compensation and Stockholders’ Equity

Share Repurchase Program

In July 2016, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100,000,000 of the Company’s common stock in the open market or in private transactions during the next twelve months at prevailing market prices. Repurchases will be made under the program using the Company’s own cash resources. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2017, the Company did not purchase any shares of its common stock in the open market. During the nine months ended March 31, 2017, the Company purchased 888,097 shares of the Company's common stock in the open market at a weighted average price of $20.79 for $18,461,000.

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of such date, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006" Plan). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan but that are forfeited in the future will become available for use under the 2016 Plan. In addition, 1,153,412 shares of common stock originally reserved for issuance under the 2006 Plan were cancelled upon the adoption of the 2016 Plan. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value of the underlying share on grant date. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of March 31, 2017, the Company had 3,156,856 shares available for future issuance under the 2016 Plan.

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

The fair value of stock option grants for the three and nine months ended March 31, 2017 and 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Risk-free interest rate	2.03%	1.38% - 1.48%	1.12% - 2.03%	1.38% - 1.57%
Expected term	5.31 years	5.31 years	5.31 - 5.38 years	5.31 - 5.33 years
Dividend yield	—%	—%	—%	—%
Volatility	43.84% - 49.12%	49.09% - 50.89%	43.84% - 49.64%	47.06% - 50.89%
Weighted-average fair value	$12.72	$12.99	$10.90	$12.04

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Cost of sales	$334	$294	$968	$792
Research and development	3,069	2,549	8,989	7,423
Sales and marketing	541	491	1,539	1,330
General and administrative	889	552	2,550	2,223
Stock-based compensation expense before taxes	4,833	3,886	14,046	11,768
Income tax impact	(1,549)	(1,191)	(4,270)	(3,290)
Stock-based compensation expense, net	$3,284	$2,695	$9,776	$8,478

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options and vesting of RSUs in excess of the compensation expense recorded for those share-based awards (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. The Company had $1,224,000 and $3,548,000 of excess tax benefits recorded in additional paid-in capital in the nine months ended March 31, 2017 and March 31, 2016, respectively. The Company had excess tax benefits classified as cash provided by financing activities of $1,893,000 and $2,506,000 in the nine months ended March 31, 2017 and 2016, respectively, for share-based awards issued since July 1, 2006.

As of March 31, 2017, the Company’s total unrecognized compensation cost related to non-vested share-based awards granted to employees and non-employee directors was $39,249,000, which will be recognized over a weighted-average vesting period of approximately 2.40 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Option Activity

The following table summarizes stock option activity during the nine months ended March 31, 2017 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016 (7,495,131 shares exercisable at weighted average exercise price of $13.35 per share)	8,960,867	$14.88
Granted (weighted average fair value of $10.90)	341,400	$24.11
Exercised	(827,875)	$11.02
Forfeited	(24,011)	$20.76
Balance as of March 31, 2017	8,450,381	$15.62	4.90	$86,351
Options vested and expected to vest at March 31, 2017	8,378,933	$15.53	4.86	$86,238
Options vested and exercisable at March 31, 2017	7,364,413	$14.29	4.41	$83,637

The total pretax intrinsic value of options exercised was $5,237,000 and $11,312,000 during the three and nine months ended March 31, 2017, respectively, and $11,637,000 and $16,491,000 during the three and nine months ended March 31, 2016, respectively.

RSU Activity

The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and settlement.

The following table summarizes RSUs activity during the nine months ended March 31, 2017 under all plans:

	RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016	926,983	$30.23
Granted	613,310	$23.42
Released	(285,037)	$27.45
Forfeited	(81,869)	$26.67
Balance as of March 31, 2017	1,173,387	$27.59	$29,745

The total pretax intrinsic value of RSUs vested was $2,620,000 and $7,015,000 during the three and nine months ended March 31, 2017, respectively, and $1,579,000 and $2,937,000 during the three and nine months ended March 31, 2016, respectively. In the three and nine months ended March 31, 2017, upon vesting, 97,392 and 285,037 shares of RSUs were partially net share-settled such that the Company withheld 34,727 and 100,609 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. In the three and nine months ended March 31, 2016, upon vesting, 50,912 and 102,918 shares of RSUs were partially net share-settled such that the Company withheld 19,480 and 38,801 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $934,000 and $2,476,000 during the three and nine months ended March 31, 2017, respectively, and $604,000

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

and $1,108,000 during the three and nine months ended March 31, 2016, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2016 Plan.

Note 3.        Net Income Per Share

The following table shows the computation of basic and diluted net income per share for the three and nine months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income	$16,666	$16,662	$52,194	$65,050

Denominator:
Weighted-average shares outstanding	48,445	48,047	48,243	47,737
Effect of dilutive securities	3,473	4,191	3,336	3,900
Weighted-average diluted shares	51,918	52,238	51,579	51,637

Basic net income per share	$0.34	$0.35	$1.08	$1.36
Diluted net income per share	$0.32	$0.32	$1.01	$1.26

For the three and nine months ended March 31, 2017 and 2016, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding share-based awards were 1,675,000 and 1,594,000 for the three and nine months ended March 31, 2017, respectively, and 1,287,000 and 1,235,000 for the three and nine months ended March 31, 2016, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventory:

	March 31, 2017	June 30, 2016
Finished goods	$475,031	$351,209
Work in process	63,207	19,105
Purchased parts and raw materials	104,076	78,666
Total inventory	$642,314	$448,980

The Company recorded a provision for lower of cost or market and excess and obsolete inventory totaling $1,771,000 and $8,162,000 in the three and nine months ended March 31, 2017, respectively, and $2,246,000 and $6,026,000 in the three and nine months ended March 31, 2016, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	March 31, 2017	June 30, 2016
Land	$70,484	$70,454
Buildings	71,665	71,665
Building and leasehold improvements	14,616	10,941
Buildings construction in progress (1)	22,507	15,803
Machinery and equipment	58,577	53,282
Furniture and fixtures	13,306	10,364
Purchased software	14,276	13,920
Purchased software construction in progress	435	532
	265,866	246,961
Accumulated depreciation and amortization	(70,313)	(59,012)
Property, plant and equipment, net	$195,553	$187,949
(1) In connection with the purchase of property located in San Jose, California for the Company's Green Computing Park, the Company continues to engage several contractors for the development and construction of improvements on the property.

Other Assets:

	March 31, 2017	June 30, 2016
Long-term deferred service costs	$2,742	$3,498
Restricted cash	2,190	1,851
Investments in privately held companies	8,124	1,411
Deposits	258	910
Prepaid royalty license	561	748
Others	165	128
Total other assets	$14,040	$8,546

Accrued Liabilities:

	March 31, 2017	June 30, 2016
Accrued payroll and related expenses	$18,403	$16,015
Customer deposits	8,778	6,265
Accrued warranty costs	5,805	5,816
Accrued cooperative marketing expenses	7,832	7,300
Deferred revenue (1)	24,038	13,418
Others	6,037	6,804
Total accrued liabilities	$70,893	$55,618

(1) As of March 31, 2017 and June 30, 2016, deferred revenue consist primarily of deferred extended warranty and on-site service revenue of $21,281,000 and $12,746,000, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Long-term Liabilities:

	March 31, 2017	June 30, 2016
Deferred revenue-net of current portion (1)	$40,666	$21,940
Accrued unrecognized tax benefits including related interests and penalties-net of current portion	17,329	16,056
Accrued warranty costs-net of current portion	1,304	1,313
Others	1,348	1,294
Total other long-term liabilities	$60,647	$40,603

(1) As of March 31, 2017 and June 30, 2016, deferred revenue-net of current portion consist primarily of deferred extended warranty and on-site service revenue of $34,017,000 and $21,265,000, respectively.

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Balance, beginning of period	$6,925	$7,777	$7,129	$7,700
Provision for warranty	5,332	3,685	15,030	12,229
Costs charged to accrual	(5,362)	(3,872)	(14,919)	(10,545)
Change in estimated liability for pre-existing warranties	214	(460)	(131)	(2,254)
Balance, end of period	7,109	7,130	7,109	7,130
Current portion	(5,805)	(5,634)	(5,805)	(5,634)
Long-term portion	$1,304	$1,496	$1,304	$1,496

Note 5.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and long-term investments. The Company’s money market funds are classified within Level 1 of the fair value hierarchy which is based on quoted market prices for the identical underlying securities in active markets. The Company’s long-term auction rate securities investments are classified within Level 3 of the fair value hierarchy which did not have observable inputs as of March 31, 2017 and June 30, 2016. Refer to Note 1 for a discussion of the Company’s policies regarding the fair value hierarchy. The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of March 31, 2017 and June 30, 2016. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

The following table sets forth the Company’s cash equivalents and long-term investments as of March 31, 2017 and June 30, 2016 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

March 31, 2017	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$324	$—	$—	$324
Auction rate securities	—	—	2,643	2,643
Total	$324	$—	$2,643	$2,967

June 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds	$315	$—	$—	$315
Auction rate securities	—	—	2,643	2,643
Total	$315	$—	$2,643	$2,958

The above table excludes $107,335,000 and $180,426,000 of cash and $2,369,000 and $2,133,000 of certificates of deposit held by the Company as of March 31, 2017 and June 30, 2016, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and nine months ended March 31, 2017 and 2016.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Balance as of beginning of period	$2,643	$2,633	$2,643	$2,633
Total realized gains or (losses) included in net income	—	—	—	—
Total unrealized gains or (losses) included in other comprehensive income	—	—	—	—
Sales and settlements at par	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$2,643	$2,633	$2,643	$2,633

The following is a summary of the Company’s long-term investments as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2017 and June 30, 2016, short-term and long-term debt of $145,511,000 and $93,589,000, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Short-term and Long-term Debt Obligations

Short-term and long-term obligations as of March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31,	June 30,
	2017	2016
Line of credit:
Bank of America	$63,199	$62,199
CTBC Bank	20,300	10,100
Total line of credit	83,499	72,299
Term loans:
Bank of America	42,500	933
CTBC Bank	19,838	20,357
Total term loans	62,338	21,290
Total debt	145,837	93,589
Less: debt issuance costs	(326)	—
Total debt, net of debt issuance costs	145,511	93,589
Current portion, net of debt issuance costs	(113,260)	(53,589)
Long-term portion, net of debt issuance costs	$32,251	$40,000

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

The interest rate for the revolving line of credit under the above credit agreements with Bank of America is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.78% at March 31, 2017. The letter of credit is charged at 1.25% per annum.

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

As of March 31, 2017 and June 30, 2016, the total outstanding borrowings under the Bank of America term loan was $42,500,000 and $933,000, respectively. The total outstanding borrowings under the Bank of America lines of credit was $63,199,000 and $62,199,000 as of March 31, 2017 and June 30, 2016, respectively. The interest rates for these loans ranged

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

from 1.37% to 2.16% per annum at March 31, 2017 and from 1.02% to 1.96% per annum at June 30, 2016. As of March 31, 2017, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $1,801,000.

In May 2017, The Company entered into a second amendment to the credit agreement with Bank of America to increase the revolving line of credit facility for the Company from $45,000,000 to $85,000,000 and extended the maturity date of the revolving lines of credit facility of the Company and the Netherlands subsidiary to October 31, 2018. In May 2017, the Company drew $20,000,000 from Bank of America revolving line of credit with interest rate at 2.24% per annum to support the Company's growth.

CTBC Bank

In April 2016, the Company entered into a credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD$700,000,000 or $21,620,000 U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly. This term loan facility also includes a 12-month customs bond up to NTD$100,000,000 or $3,089,000 U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.00% of eligible accounts receivable in an aggregate amount of up to $40,000,000 with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at $40,000,000. The Company has extended the credit agreement to mature on May 31, 2017 and is currently negotiating with CTBC Bank to renew the credit agreement.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $19,838,000 and $20,357,000 at March 31, 2017 and June 30, 2016, respectively. At March 31, 2017 and June 30, 2016, the total outstanding borrowings under the CTBC Bank revolving line of credit was $20,300,000 and $10,100,000, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.94% and 1.83% at March 31, 2017 and 0.90% and 1.25% per annum at June 30, 2016. At March 31, 2017, there was no available amount for future borrowing under this credit agreement.

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

•
The domestic unencumbered liquid assets, as defined in the agreement, maintained in accounts within the United States shall have an aggregate market value of not less than $40,000,000, measured quarterly as of the last day of each fiscal quarter.

As of March 31, 2017 and June 30, 2016, total assets of $1,049,629,000 and $934,625,000, respectively, collateralized the line of credit with Bank of America under the credit agreement, which represent the total assets of the United States headquarter company, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of March 31, 2017 and June 30, 2016, total assets collateralizing the term loan with Bank of America under the credit agreement were $97,625,000 and $59,258,000, respectively. As of March 31, 2017, the Company was in compliance with all financial covenants associated with the credit agreements with Bank of America.

As of March 31, 2017 and June 30, 2016, the land and building located in Bade, Taiwan with a value of $26,523,000 and $26,804,000, respectively, collateralized the term loan with CTBC Bank. There are no financial covenants associated with the term loan with CTBC Bank at March 31, 2017.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.        Related-party and Other Transactions

Ablecom Technology Inc.—Ablecom, a Taiwan corporation, together with one of its subsidiaries, Compuware (collectively “Ablecom”), is one of the Company’s major contract manufacturers. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over its operations. Ablecom’s chief executive officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Ablecom owns approximately 0.4% of the Company’s common stock. Charles Liang and his wife, also an officer of the Company, collectively own approximately 10.5% of Ablecom, while Steve Liang and other family members own approximately 36.0% of Ablecom at March 31, 2017.

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

Ablecom’s net sales to the Company and its net sales of the Company’s products to others comprise a substantial majority of Ablecom’s net sales. The Company purchased products from Ablecom totaling $62,378,000 and $177,513,000, and sold products to Ablecom totaling $4,069,000 and $14,414,000 for the three and nine months ended March 31, 2017, respectively. The Company purchased products from Ablecom totaling $55,133,000 and $185,845,000, and sold products to Ablecom totaling $4,413,000 and $12,125,000 for the three and nine months ended March 31, 2016, respectively.

Amounts owed to the Company by Ablecom as of March 31, 2017 and June 30, 2016 were $7,614,000 and $4,678,000, respectively. Amounts owed to Ablecom by the Company as of March 31, 2017 and June 30, 2016 were $50,407,000 and $39,152,000, respectively. For the three and nine months ended March 31, 2017, the Company paid Ablecom the majority of invoiced dollars between 45 and 86 days of invoice date. For the three and nine months ended March 31, 2017, the Company paid $1,776,000 and $4,712,000, respectively, for tooling assets and miscellaneous costs to Ablecom. For the three and nine months ended March 31, 2016, the Company paid $3,003,000 and $5,901,000, respectively, for tooling assets and miscellaneous costs to Ablecom.

The Company’s exposure to loss as a result of its involvement with Ablecom is limited to (a) potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products and (b) potential losses on outstanding accounts receivable from Ablecom in the event of an unforeseen deterioration in the financial condition of Ablecom such that Ablecom defaults on its payable to the Company. Outstanding purchase orders with Ablecom were $102,502,000 and $62,782,000 at March 31, 2017 and June 30, 2016, respectively, representing the maximum exposure to loss relating to (a) above. The Company does not have any direct or indirect guarantees of losses of Ablecom.

In May 2012, the Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. ("Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for their separately constructed manufacturing facilities. Each company contributed $168,000 and owns 50% of the Management Company. Although the operations of the Management Company are independent of the Company, through governance rights, the Company has the ability to direct the Management Company's business strategies. Therefore, the Company has concluded that the Management Company is a variable interest entity of the Company as the Company is the primary beneficiary of the Management Company. The accounts of the Management Company are consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the Ablecom's interests in the net assets and operations of the Management Company. In the three and nine months ended March 31, 2017, $5,000 and $(19,000) of net income (loss) attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

statements of operations, respectively. In the three and nine months ended March 31, 2016, $13,000 and $9,000 of net income attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations, respectively.

Investment in a Corporate Venture— In October 2016, the Company entered into agreements pursuant to which the Company agreed to contribute certain technology rights in connection with an investment in a privately-held company ("Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another investor in China. The transaction was closed in the three months ended March 31, 2017 and the investment has been accounted for under the equity method of accounting. The equity in earnings (losses) of the Corporate Venture were immaterial for the three months ended March 31, 2017 and were included in the Interest and Other Income (Expense), Net in the Company's condensed consolidated statements of operations. The Company recorded a deferred gain related to the contribution of certain technology rights of $6,650,000 in the transaction as of March 31, 2017. The deferred gain will be recognized as license revenue over time on the Company's statement of operations.

Additionally, the Company sold products to the Corporate Venture in the three months ended March 31, 2017 and all the related intra-entity sales and profits on the products which remained unsold by the Corporate Venture as of March 31, 2017 have been eliminated and reduced the Company's investment in the Corporate Venture. As of March 31, 2017, the Company's equity investment in the Corporate Venture was $6,714,000 and was recorded under Other Assets on the Company's condensed consolidated balance sheets.

Note 8.        Income Taxes

The Company recorded provisions for income taxes of $5,140,000 and $20,824,000 for the three and nine months ended March 31, 2017, respectively, and $7,386,000 and $28,951,000 for the three and nine months ended March 31, 2016, respectively. The effective tax rate was 23.6% and 28.5% for the three and nine months ended March 31, 2017, respectively, and 30.7% and 30.8% for the three and nine months ended March 31, 2016, respectively. The effective tax rate for the three and nine months ended March 31, 2017 is estimated to be lower than the federal statutory rate primarily due to a tax benefit resulting from the completion of an income tax audit in a foreign jurisdiction, the benefit from U.S. federal research and development ("R&D") tax credits and domestic production activities deductions.

               As of March 31, 2017, the Company had a liability for gross unrecognized tax benefits of $17,329,000, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three and nine months ended March 31, 2017, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of March 31, 2017, the Company had accrued $1,418,000 of interest and penalties relating to unrecognized tax benefits.

The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. The Company's 2012 and 2013 federal tax returns are currently under the Internal Revenue Service ("IRS") examination. The Company has responded to Information Document Requests ("IDRs"), issued by the IRS. No adjustment has been proposed by the IRS as of March 31, 2017. The Company was also under audit in Taiwan for tax year 2013 related to local income tax exemption regime which the Company has participated in. The Taiwan taxing authority issued a tax assessment related to the 2013 tax exemption which the Company appealed for. On January 9, 2017, the Company received a notification letter from the Taiwan taxing authority that the audit was completed. The audit resulted in minimal adjustments. The Company does not plan to appeal or litigate the audit results.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through the next 12 months. As of March 31, 2017, these remaining non-cancellable commitments were $412,541,000 compared to $334,010,000 as of June 30, 2016.

Note 10.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2017 and 2016, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net sales:
United States	$333,945	$326,392	$987,357	$1,072,126
Europe	114,832	93,279	358,619	294,239
Asia	150,791	78,544	384,872	241,595
Other	31,556	34,506	81,198	83,343
	$631,124	$532,721	$1,812,046	$1,691,303

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets and other assets (in thousands):

	March 31,	June 30,
	2017	2016
Long-lived assets:
United States	$152,051	$142,764
Asia	40,949	42,052
Europe	2,553	3,133
	$195,553	$187,949

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$441,822	70.0%	$372,404	69.9%	$1,243,313	68.6%	$1,182,362	69.9%
Subsystems and accessories	189,302	30.0%	160,317	30.1%	568,733	31.4%	508,941	30.1%
Total	$631,124	100.0%	$532,721	100.0%	$1,812,046	100.0%	$1,691,303	100.0%

Server systems constitute an assembly of subsystems and accessories. Subsystems and accessories are comprised of serverboards, chassis and accessories. No customer represented greater than 10% of the Company's total net sales in the three and nine months ended March 31, 2017 and one customer represented 10.2% and 12.6% of the Company's total net sales in the three and nine months ended March 31, 2016, respectively. China represented 10.4% of the Company's total net sales in the three months ended March 31, 2017 and no country other than the United States represented greater than 10% of the Company's total net sales in the nine months ended March 31, 2017. No country other than the United States represented greater than 10% of the Company’s total net sales in the three and nine months ended March 31, 2016. No customer accounted for 10% or more of the Company's accounts receivable as of March 31, 2017 and June 30, 2016.

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

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise IT, big data, high performance or accelerated computing (“HPC”), and Internet of Things (“IoT”)/embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services. Our net sales were $631.1 million and $1,812.0 million for the three and nine months ended March 31, 2017, respectively, and $532.7 million and $1,691.3 million for the three and nine months ended March 31, 2016, respectively. The increase in our net sales in the three and nine months ended March 31, 2017 compared with the three and nine months ended March 31, 2016 was primarily due to increased sales of our optimized server systems from storage, HPC, IoT/embedded and enterprise market verticals. Net sales of optimized servers were $441.8 million and $1,243.3 million for the three and nine months ended March 31, 2017, respectively, and $372.4 million and $1,182.4 million for the three and nine months ended March 31, 2016, respectively, and net sales of subsystems and accessories were $189.3 million and $568.7 million for the three and nine months ended March 31, 2017, respectively, and $160.3 million and $508.9 million for the three and nine months ended March 31, 2016, respectively. In the three and nine months ended March 31, 2017, we experienced strong growth in sales of our complete server systems including storage, accelerated computing servers, MicroBlade, high density Twin family of servers and strong growth from sales to customers in Asia Pacific, particularly Greater China. The percentage of our net sales represented by sales of server systems increased to 70.0% and decreased to 68.6% in the three and nine months ended March 31, 2017, respectively, from 69.9% in both the three and nine months ended March 31, 2016.

We commenced operations in 1993 and have been profitable every year since inception. Our net income was $16.7 million and $52.2 million for the three and nine months ended March 31, 2017, respectively, and $16.7 million and $65.1 million for the three and nine months ended March 31, 2016, respectively. Our decrease in net income in the nine months ended March 31, 2017 was primarily attributable to lower gross margins from sales of our complete server systems due to higher costs related to shortages of memory and solid state drives ("SSD") and higher operating expenses from headcount and annual salary increases to support the growth of our business.

We sell our server systems and subsystems and accessories through our direct sales force as well as through OEMs and distributors. We derived 54.0% and 52.8% of our net sales from products sold to direct customers and OEMs for the three and nine months ended March 31, 2017, respectively. We derived 54.4% and 55.8% of our net sales from products sold to direct customers and OEMs for the three and nine months ended March 31, 2016, respectively. None of our customers accounted for 10% or more of our net sales in the three and nine months ended March 31, 2017. Sales to SoftLayer, a division of IBM Corporation, represented 10.2% and 12.6% of our net sales in the three and nine months ended March 31, 2016, respectively. We derived 52.9% and 54.5% of our net sales from customers in the United States for the three and nine months ended March 31, 2017, respectively, and 61.3% and 63.4% for the three and nine months ended March 31, 2016, respectively.

We perform the majority of our research and development efforts in-house. Research and development expenses represented 5.7% of our net sales for both the three and nine months ended March 31, 2017, and 5.9% and 5.3% of our net sales for the three and nine months ended March 31, 2016, respectively.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2017, we have continued to increase manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers, and we have continued to improve our utilization of our overseas manufacturing capacity. One of our key suppliers is Ablecom, a related party, which supplies us with contract design and manufacturing support. Our purchases from Ablecom represented 11.5% of our cost of sales for both the three and nine months ended March 31, 2017, compared to 12.2% and 13.0% of our cost of sales for the three and nine months ended March 31, 2016, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. We continue to maintain our manufacturing relationship with Ablecom in an effort to reduce our cost of sales. In addition to providing contract manufacturing services for us, Ablecom continues to warehouse for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We typically negotiate the price of products that we purchase from Ablecom on a quarterly basis; however, either party may re-negotiate the price of products with each order. As a result of our relationship with Ablecom, it is possible that Ablecom may in the future sell products to us at a price higher or lower than we could obtain from an unrelated third party supplier. This may result in our future reporting of gross profit as a percentage of net sales that is less than or in excess of what we might have obtained absent our relationship with Ablecom.

In order to increase our net sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise sales. We measure our financial success based on various indicators, including growth in net sales, gross profit as a percentage of net sales, operating income as a percentage of net sales, levels of inventory, and days sales outstanding (“DSOs”). In connection with these efforts, we monitor daily and weekly sales and shipment reports. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel, AMD and Nvidia carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Other Financial Highlights

The following is a summary of other financial highlights of the third quarter of fiscal 2017:

•
Net cash provided by (used in) operating activities was $(90.3) million and $92.8 million during the nine months ended March 31, 2017 and 2016, respectively. Our cash and cash equivalents, together with our investments, were $110.5 million at the end of the third quarter of fiscal year 2017, compared with $183.7 million at the end of fiscal year 2016. The decrease in our cash and cash equivalents, together with our investments at the end of the third quarter of fiscal year 2017 was primarily due to $90.3 million of cash used in our operating activities, $23.3 million used to purchase property and equipment, of which $13.1 million was related to property and equipment for use at our Green Computing Park in San Jose, California and $18.5 million used to purchase outstanding common stock, partially offset by $50.6 million of borrowings, net of repayments.

•	DSO at the end of the third quarter of fiscal year 2017 was 54 days, compared with 50 days at the end of fiscal year 2016.

•
Our inventory balance was $642.3 million at the end of the third quarter of fiscal year 2017, compared with $449.0 million at the end of fiscal year 2016. Days sales of inventory at the end of the third quarter of fiscal year 2017 was 103 days, compared with 87 days at the end of fiscal year 2016. The increase in days sales of inventory was primarily due to higher inventory purchases in light of memory and SSD component shortages sourcing for new product lines related to SkyLake launch and supporting for the seasonally strong quarter ending June 30, 2017.

•
Our purchase commitments with contract manufacturers and suppliers were $412.5 million at the end of the third quarter of fiscal year 2017 and $334.0 million at the end of fiscal year 2016. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

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

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended March 31, 2017, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Results of Operations

Net Sales

The following table presents net sales by product type for the three and nine months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Server systems	$441.8	$372.4	$69.4	18.6%	$1,243.3	$1,182.4	$61.0	5.2%
Percentage of total net sales	70.0%	69.9%			68.6%	69.9%
Subsystems and accessories	189.3	160.3	29.0	18.1%	568.7	508.9	59.8	11.7%
Percentage of total net sales	30.0%	30.1%			31.4%	30.1%
Total net sales	$631.1	$532.7	$98.4	18.5%	$1,812.0	$1,691.3	$120.7	7.1%

The following table presents the number of compute node sales and average selling price per node of our server systems for the three and nine months ended March 31, 2017 and 2016 (nodes in thousands):

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2017	2016	%	2017	2016	%
Server systems:
Number of compute node sales (1)	139	126	10.3%	406	375	8.3%
Average selling price per node	$3,179	$2,956	7.5%	$3,062	$3,153	(2.9)%

(1) A compute node is a hardware configuration having its own CPU, RAM and storage and that is capable of running its own instance of a non-virtualized operating system.

The following table presents unit sales and average selling price of our subsystems and accessories for the three and nine months ended March 31, 2017 and 2016 (units in thousands):

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2017	2016	%	2017	2016	%
Subsystems and accessories:
Unit sales	1,085	950	14.2%	3,443	2,960	16.3%
Average selling price per unit	$174	$169	3.0%	$165	$172	(4.1)%

Comparison of Three Months Ended March 31, 2017 and 2016

The increase in our net sales in the three months ended March 31, 2017 compared with the three months ended March 31, 2016 was primarily due to an increased sales of our storage, accelerated computing servers or HPC, MicroBlade and high density Twin family of servers. The year-over-year increase in net sales of our server systems in the three months ended March 31, 2017 was due primarily to an increase in the number of compute node sales of our server systems as we sold higher nodes per systems for our MicroBlade and Twin family product line of servers and an increase in the average selling price per node of our accelerated computing servers or HPC which offset a decrease in sales of our data center optimized servers.

The year-over-year increase in net sales and unit sales of our subsystems and accessories in the three months ended March 31, 2017 was primarily due to higher sales of server accessories and serverboards to our distributors.

Comparison of Nine Months Ended March 31, 2017 and 2016

The increase in our net sales in the nine months ended March 31, 2017 compared with the nine months ended March 31, 2016 was primarily due to an increased sales of our storage, accelerated computing servers or HPC, MicroBlade and high density Twin family of servers. The year-over-year increase in net sales of our server systems in the nine months ended March 31, 2017 was primarily due to an increase in the number of compute node sales as we sold higher nodes per systems for our our MicroBlade and Twin family product line of servers and an increase in the average selling price per node of our accelerated computing servers or HPC which offset a decrease in sales of our data center optimized servers.

The year-over-year increase in net sales and unit sales of our subsystems and accessories in the nine months ended March 31, 2017 was primarily due to higher sales of serverboards and server accessories to our distributors.

The following table presents the percentages of net sales from products sold to distributors and direct and OEM customers for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2017	2016	%	2017	2016	%
Distributors	46.0%	45.6%	0.4%	47.2%	44.2%	3.0%
Direct and OEM customers	54.0%	54.4%	(0.4)%	52.8%	55.8%	(3.0)%
Total net sales	100.0%	100.0%		100.0%	100.0%

The year-over-year increase in net sales to distributors in the three and nine months ended March 31, 2017 as a percentage of total net sales was primarily due to the higher demand for our subsystem and accessories which are typically sold through distributors and higher demand by distributors for server systems as well. The year-over-year decrease in net sales to direct and OEM customers in the three and nine months ended March 31, 2017 as a percentage of total net sales was primarily due to the lower demand for our complete server systems from cloud/internet data center computing.

The following table presents percentages of net sales by geographic region for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2017	2016	%	2017	2016	%
United States	52.9%	61.3%	(8.4)%	54.5%	63.4%	(8.9)%
Europe	18.2%	17.5%	0.7%	19.8%	17.4%	2.4%
Asia	23.9%	14.7%	9.2%	21.2%	14.3%	6.9%
Others	5.0%	6.5%	(1.5)%	4.5%	4.9%	(0.4)%
Total net sales	100.0%	100.0%		100.0%	100.0%

The year-over-year decrease in net sales in the United States in the three and nine months ended March 31, 2017 as a percentage of total net sales was primarily due to the lower demand for our server systems from cloud/internet data center customers which represents a higher portion of sales in the United States than in other regions. The year-over-year increase in net sales in Asia and Europe in the three and nine months ended March 31, 2017 as a percentage of total net sales was primarily due to the higher demand for our server systems in Greater China and the Netherlands.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three and nine months ended March 31, 2017 and 2016 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Total cost of sales	$542.8	$453.6	$89.2	19.7%	$1,550.3	$1,433.6	$116.7	8.1%
Total gross profit	88.3	79.2	9.2	11.6%	261.8	257.7	4.0	1.6%
Total gross margin	14.0%	14.9%		(0.9)%	14.4%	15.2%		(0.8)%

Comparison of Three Months Ended March 31, 2017 and 2016

The year-over-year increase in absolute dollars of cost of sales in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to the increase in net sales. In the three months ended March 31, 2017, we recorded a $1.8 million expense, net of recovery, or 0.3% of net sales, related to the inventory provision as compared to $2.2 million, or 0.4% of net sales, in the three months ended March 31, 2016.

In the three months ended March 31, 2017, we recorded a $5.3 million expense, or 0.8% of net sales, related to the provision for warranty reserve as compared to a $3.7 million expense, or 0.7% of net sales, in the three months ended March 31, 2016. The increase in the provision for warranty reserve was primarily due to an increase in cost of servicing warranty claims in the three months ended March 31, 2017. If in future periods we experience or anticipate an increase or decrease in warranty claims as a result of new product introductions or change in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, our gross margin would be affected.

Gross margin percentage was 14.0% and 14.9% for the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily due to higher component costs related to shortages of memory and SSD as well as a higher percentage of sales of our server systems based on mature, late life cycle processors such as Grantley which generally are lower margin sales. Geographically, we had higher sales in Asia where pricing is typically more competitive.

Comparison of Nine Months Ended March 31, 2017 and 2016

The year-over-year increase in absolute dollars of cost of sales in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 was primarily attributable to the increase in net sales. In the nine months ended March 31, 2017, we recorded a $8.2 million expense, net of recovery, or 0.5% of net sales, related to the inventory provision as compared to $6.0 million, or 0.4% of net sales, in the nine months ended March 31, 2016.

In the nine months ended March 31, 2017, we recorded a $15.0 million expense, or 0.8% of net sales, related to the provision for warranty reserve as compared to a $12.2 million expense, or 0.7% of net sales, in the nine months ended March 31, 2016. The increase in the provision for warranty reserve was primarily due to an increase in cost of servicing warranty claims in the nine months ended March 31, 2017.

Gross margin percentage was 14.4% and 15.2% for the nine months ended March 31, 2017 and 2016, respectively. The decrease was primarily due to higher costs related to shortages of memory and SSD as well as a higher percentage of sales of our server systems based on mature, late life cycle processors such as Grantley which generally are lower margin sales. Geographically, we had higher sales in Asia where pricing is typically more competitive.

Operating Expenses

Operating expenses for the three and nine months ended March 31, 2017 and 2016 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Research and development	$35.9	$31.3	$4.6	14.8%	$103.1	$89.8	$13.2	14.7%
Percentage of total net sales	5.7%	5.9%			5.7%	5.3%
Sales and marketing	17.2	14.5	2.7	18.7%	51.2	45.2	6.1	13.4%
Percentage of total net sales	2.7%	2.7%			2.8%	2.7%
General and administrative	12.9	9.0	3.9	43.3%	33.1	27.7	5.4	19.4%
Percentage of total net sales	2.0%	1.7%			1.8%	1.6%
Total operating expenses	$65.9	$54.7	$11.2	20.5%	$187.4	$162.7	$24.7	15.2%
Percentage of total net sales	10.4%	10.3%			10.3%	9.6%

Comparison of Three Months Ended March 31, 2017 and 2016

Research and development expenses. Research and development expenses increased by $4.6 million, or 14.8% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Research and development expenses were 5.7% and 5.9% of net sales for the three months ended March 31, 2017 and 2016, respectively. The increase in absolute dollars was driven primarily by an increase of $4.9 million in compensation and benefits including stock-based compensation expense, partially offset by an increase of $1.0 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $3.1 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively.

Our compensation and benefit expense in research and development increased from annual salary increases and growth in research and development personnel related to expanded product development initiatives in the United States and in Taiwan for the upcoming technology refresh cycle. We continue to believe that investments in research and development are critical to our future growth and competitive position in the marketplace. As such, we expect to continue to spend on current and future product development efforts.

Sales and marketing expenses. Sales and marketing expenses increased by $2.7 million, or 18.7% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Sales and marketing expenses were 2.7% of net sales for both the three months ended March 31, 2017 and 2016. The increase in absolute dollars was primarily due to an increase of $1.2 million in compensation and benefits including stock-based compensation expense, resulting primarily from growth in sales and marketing personnel and an increase of $0.9 million in advertising, marketing promotional and trade show expenses.

Sales and marketing expenses include stock-based compensation expense of $0.5 million for both the three months ended March 31, 2017 and 2016.

General and administrative expenses. General and administrative expenses increased by $3.9 million, or 43.3% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. General and administrative expenses were 2.0% and 1.7% of net sales for the three months ended March 31, 2017 and 2016, respectively. The increase in absolute dollars was primarily due to an increase of $1.7 million in compensation and benefits including stock-based compensation expense and a $1.5 million foreign currency transaction loss in the three months ended March 31, 2017 as compared to a $0.2 million foreign currency transaction gain in the three months ended March 31, 2016.

General and administrative expenses include stock-based compensation expense of $0.9 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

Comparison of Nine Months Ended March 31, 2017 and 2016

Research and development expenses. Research and development expenses increased by $13.2 million, or 14.7% in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. Research and development expenses were 5.7% and 5.3% of net sales for the nine months ended March 31, 2017 and 2016, respectively. The increase in absolute dollars was driven primarily by an increase of $13.8 million in compensation and benefits including stock-based compensation expense and an increase of $0.5 million in development expenses for prototype materials, partially offset by an increase of $2.6 million in non-recurring engineering funding from certain suppliers and customers.

Research and development expenses include stock-based compensation expense of $9.0 million and $7.4 million for the nine months ended March 31, 2017 and 2016, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $6.1 million, or 13.4% in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. Sales and marketing expenses were 2.8% and 2.7% of net sales for the nine months ended March 31, 2017 and 2016, respectively. The increase in absolute dollars was primarily due to an increase of $3.3 million in compensation and benefits including stock-based compensation expense, resulting primarily from growth in sales and marketing personnel, an increase of $0.6 million in cooperative marketing funding to our customers and an increase of $0.4 million in advertising, marketing promotional and trade show expenses.

Sales and marketing expenses include stock-based compensation expense of $1.5 million and $1.3 million for the nine months ended March 31, 2017 and 2016, respectively.

General and administrative expenses. General and administrative expenses increased by $5.4 million, or 19.4% in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. General and administrative expenses were 1.8% and 1.6% of net sales for the nine months ended March 31, 2017 and 2016, respectively. The increase in absolute dollars was primarily due to an increase of $4.0 million in compensation and benefits including stock-based compensation expense, a $1.4 million foreign currency translation loss in the nine months ended March 31, 2017 as compared to a $1.6 million foreign currency transaction gain in the nine months ended March 31, 2016, partially offset by a decrease of $2.1 million in legal expenses.

General and administrative expenses include stock-based compensation expense of $2.6 million and $2.2 million for the nine months ended March 31, 2017 and 2016, respectively.

Interest and Other Expense, Net

Interest and other expense, net for the three and nine months ended March 31, 2017 and 2016 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Interest and other income, net	$—	$—	$—	N/M*	$—	$0.1	$(0.1)	N/M*
Interest expense	(0.6)	(0.4)	(0.2)	33.8%	(1.4)	(1.1)	(0.3)	21.4%
Interest and other expense, net	$(0.6)	$(0.4)	$(0.2)	53.4%	$(1.4)	$(1.0)	$(0.4)	34.9%

*Not meaningful

Comparison of Three Months Ended March 31, 2017 and 2016

Interest and other expense, net. Interest and other expense, net increased by $0.2 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increases were primarily due to an increase in interest expense from our revolving lines of credit and term loans.

Comparison of Nine Months Ended March 31, 2017 and 2016

Interest and other expense, net. Interest and other expense, net increased by $0.4 million in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The increases were primarily due to an increase in interest expense from our revolving lines of credit and term loans.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2017 and 2016 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Provision for income taxes	$5.1	$7.4	$(2.2)	(30.4)%	$20.8	$29.0	$(8.1)	(28.1)%
Percentage of total net sales	0.9%	1.4%			1.1%	1.7%
Effective tax rate	23.6%	30.7%			28.5%	30.8%

Comparison of Three Months Ended March 31, 2017 and 2016

Provision for income taxes. Provision for income taxes decreased by $2.2 million, or 30.4% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The effective tax rate was 23.6% and 30.7% for the three months ended March 31, 2017 and 2016, respectively. The lower income tax provision for the three months ended March 31, 2017 was primarily attributable to our lower operating income and a tax benefit resulting from the completion of an income tax audit in a foreign jurisdiction. The effective tax rate for the three months ended March 31, 2017 was lower primarily due to a tax benefit resulting from the completion of an income tax audit in a foreign jurisdiction.

Comparison of Nine Months Ended March 31, 2017 and 2016

Provision for income taxes. Provision for income taxes decreased by $8.1 million, or 28.1% in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The effective tax rate was 28.5% and 30.8% for the nine months ended March 31, 2017 and 2016, respectively. The lower income tax provision for the nine months ended March 31, 2017 was primarily attributable to our lower operating income and a tax benefit resulting from the completion of an income tax audit in a foreign jurisdiction. The effective tax rate for the nine months ended March 31, 2017 was lower primarily due to a tax benefit resulting from the completion of an income tax audit in a foreign jurisdiction.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents and short-term investments were $107.8 million and $181.0 million as of March 31, 2017 and June 30, 2016, respectively. Our cash in foreign locations was $40.4 million and $46.5 million at March 31, 2017 and June 30, 2016, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations.

Operating Activities. Net cash provided by (used in) operating activities was $(90.3) million and $92.8 million for the nine months ended March 31, 2017 and 2016, respectively.

Net cash used in our operating activities for the nine months ended March 31, 2017 was primarily due to an increase in inventory of $201.5 million, an increase in accounts receivable of $103.0 million and an increase in deferred income taxes assets of $7.0 million, which were partially offset by an increase in accounts payable of $103.8 million, our net income of $52.2 million, an increase in other long-term liabilities of $14.4 million, stock-based compensation expense of $14.0 million, an increase in accrued liabilities of $13.6 million, depreciation and amortization expense of $11.8 million and provision for inventory of $8.2 million.

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

The increase for the nine months ended March 31, 2017 in accounts receivable was primarily due to higher sales in the last month of the third quarter of fiscal year 2017 as compared to the last month of the fourth quarter of fiscal year 2016. The increase for the nine months ended March 31, 2017 in inventory and accounts payable was primarily due to higher inventory purchases in light of memory and SSD component shortages, sourcing for new product lines related to the SkyLake launch and supporting for the seasonally strong quarter ending June 30, 2017. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our product lines and our business.

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

Investing activities. Net cash used in our investing activities was $23.6 million and $26.1 million for the nine months ended March 31, 2017 and 2016, respectively. In the nine months ended March 31, 2017, of the net cash used in our investing activities, $23.3 million was related to the purchase of property, plant and equipment, of which $13.1 million was related to the property and equipment for the manufacturing buildings at our Green Computing Park in San Jose, California. We anticipate investing approximately $3.6 million through August 2017 to complete the construction of a second manufacturing facility in the Green Computing Park. We plan to finance this development through our operating cash flows and additional borrowings from banks. In the nine months ended March 31, 2016, $25.1 million was related to the purchase of property, plant and equipment.

Financing activities. Net cash provided by our financing activities was $40.5 million and $13.2 million for the nine months ended March 31, 2017 and 2016, respectively. In the nine months ended March 31, 2017, we borrowed an additional $170.4 million under our term loan and revolving lines of credit from Bank of America and CTBC Bank and repaid $119.9 million in loans. We received $9.1 million related to the proceeds from the exercise of stock options in the nine months ended March 31, 2017. Further, we used $18.5 million to repurchase our outstanding common stock.

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

The interest rate for the revolving line of credit under the above credit agreements with Bank of America is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.78% at March 31, 2017. The letter of credit is charged at 1.25% per annum.

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

As of March 31, 2017 and June 30, 2016, the total outstanding borrowings under the Bank of America term loan was $42.5 million and $0.9 million, respectively. The total outstanding borrowings under the Bank of America lines of credit was $63.2 million and $62.2 million as of March 31, 2017 and June 30, 2016, respectively. The interest rates for these loans ranged from 1.37% to 2.16% per annum at March 31, 2017 and from 1.02% to 1.96% per annum at June 30, 2016, respectively. As of March 31, 2017, the unused revolving lines of credit amount with Bank of America under the credit agreements were $1.8 million.

In May 2017, we entered into a second amendment to the credit agreement with Bank of America to increase the revolving line of credit facility for the Company from $45.0 million to $85.0 million and extended the maturity date of the revolving lines of credit facility to October 31, 2018. In May 2017, we drew $20.0 million from Bank of America revolving line of credit with interest rate at 2.24% per annum to support our growth.

CTBC Bank

In April 2016, we entered into a new credit agreement with CTBC Bank that provides for (i) a 12-month NTD$700.0 million or $21.6 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly. This term loan facility also includes a 12-month customs bond up to NTD$100.0 million or $3.1 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which is adjusted monthly. The total borrowings allowed under the credit agreement are capped at $40.0 million. We have extended the credit agreement to mature on May 31, 2017 and are currently negotiating with CTBC Bank to renew the credit agreement.

The total outstanding borrowings under the CTBC Bank term loan was denominated in Taiwanese dollars and was translated into U.S. dollars of $19.8 million and $20.4 million at March 31, 2017 and June 30, 2016, respectively. At March 31, 2017 and June 30, 2016, the total outstanding borrowings under the CTBC Bank revolving line of credit was $20.3 million and

$10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.94% and 1.83% at March 31, 2017 and 0.90% and 1.25% per annum at June 30, 2016. At March 31, 2017, there was no available amount for future borrowing under this credit agreement.

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

•
The domestic unencumbered liquid assets, as defined in the agreement, maintained in accounts within the United States shall have an aggregate market value of not less than $40,000,000, measured quarterly as of the last day of each fiscal quarter.

As of March 31, 2017, our total assets of $1,049.6 million collateralized the line of credit with Bank of America under the credit agreement, which represent the total assets of the United States headquarters company except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of March 31, 2017, total assets collateralizing the term loan with Bank of America were $97.6 million. As of March 31, 2017, we were in compliance with all financial covenants associated with the term loan and lines of credit with Bank of America under the credit agreement.

As of March 31, 2017, the net book value of land and building located in Bade, Taiwan collateralizing the term loan with CTBC Bank was $26.5 million. There are no financial covenants associated with the term loan with CTBC Bank.

Contract Manufacturers

In the three and nine months ended March 31, 2017, we paid our contract manufacturers within 34 to 76 days of invoice and Ablecom between 45 to 86 days of invoice. Ablecom is one of our major contract manufacturers and a related party. As of March 31, 2017 and June 30, 2016 amounts owed to Ablecom by us were approximately $50.4 million and $39.2 million, respectively.

Share Repurchase Program

In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100,000,000 of our common stock in the open market or in private transactions during the following twelve months at prevailing market prices. Repurchases will be made under the program using our own cash resources. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended at any time at our discretion. During the three months ended March 31, 2017, we did not purchase any shares of our common stock in the open market. During the nine months ended March 31, 2017, we purchased 888,097 shares of our common stock in the open market at a weighted average price of $20.79 per share for approximately $18.5 million.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2017:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$4,750	$8,389	$3,940	$3,197	$20,276
Capital leases, including interest	314	476	173	—	963
Debt, including interest (1)	114,050	20,864	12,657	—	147,571
Purchase commitments (2)	412,541	—	—	—	412,541
Total (3)	$531,655	$29,729	$16,770	$3,197	$581,351

__________________________

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at March 31, 2017.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred service revenue of $58.1 million and unrecognized tax benefits and related interest and penalties accrual of $17.3 million. Deferred service revenue represents billed services in advance which include extended warranty, on-site technical support, hardware and software maintenance. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 8 of Notes to our Condensed Consolidated Financial Statements for a discussion of income taxes.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2017, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.94% to 2.16% at March 31, 2017 and 0.90% to 1.96% at June 30, 2016, respectively. Based on the outstanding principal indebtedness of $145.5 million under our credit facilities as of March 31, 2017, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in the Netherlands and Taiwan is the U.S. dollar and our local accounts including financing arrangements are denominated in the local currency in the Netherlands and Taiwan, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and nine months ended March 31, 2017 was $(1.5) million and ($1.4) million, respectively, and for the three and nine months ended March 31, 2016 was $0.2 million and $1.6 million, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in this Item 9A that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to leading cloud computing and data center companies. Although no customer represented greater than 10% of our total net sales in the three and nine months ended March 31, 2017, one of our customers accounted for 10.2% and 12.6% of our net sales in the three and nine months ended March 31, 2016, respectively. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components which can adversely impact our revenue. For example, our net sales were adversely impacted in fiscal year 2013 and 2012 by disk drive shortages resulting from flooding in Thailand. In other periods, our cost of sales as a percentage of revenue have been adversely impacted by higher component prices resulting from shortages. For example, our gross margin was adversely impacted in the quarter ended December 31, 2016 and March 31, 2017 due to higher costs related to shortages of memory and SSD. If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In addition, in the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

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

We seek to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our United States and international income changes for any reason, or if United States or international tax laws were to change in the future. In particular, a substantial portion of our revenue is generated from customers located outside the United States. Foreign withholding taxes and United States income taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. The new presidential administration has called for comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that the proposed changes could adversely affect our business. We cannot assure you that we will be able to lower our effective tax rate as a result of these activities nor that such rate will not increase in the future.

If the new presidential administration imposes significant tariffs or other restrictions on foreign imports, our revenues and results of operations may be materially harmed.
The new presidential administration has created uncertainty regarding trade policy. The administration has called for the imposition of tariffs or other restrictions on foreign imports. If any such tariffs are imposed on products or components that we import, we could experience reduced revenues or may have to raise our prices, either of which could have an adverse effect on our business, results of operations and financial condition.

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

Sales of our products through third party distributors and resellers accounted for 46.0% and 47.2% of our net sales in the three and nine months ended March 31, 2017, respectively, and 45.6% and 44.2% in the three and nine months ended March 31, 2016, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a significant portion of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided cooperative marketing arrangements or made short-term pricing concessions.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of other components. Our purchases from Ablecom represented 11.5% of our cost of sales for both the three and nine months ended March 31, 2017, respectively, and 12.2% and 13.0% in the three and nine months ended March 31, 2016, respectively. Ablecom’s sales to us constitute a substantial majority of Ablecom’s net sales. Ablecom is a privately-held Taiwan-based company.

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

Our results of operations may be subject to fluctuations based upon our investment in corporate ventures.

We have a 30% minority interest in a China corporate venture which was established to market and sell corporate venture branded systems in China based upon Company supplied components and technology. We will record earnings and losses from the corporate venture under the equity method of accounting. Our loss exposure is limited to our equity investment in the corporate venture which as of March 31, 2017 was $6.7 million. Although we currently do not intend to make any additional investment in the corporate venture, if we were to do so in the future, our exposure to potential losses would increase. We do not control the corporate venture and any fluctuation in the results of operations of the corporate venture or any other similar transaction that we may enter into in the future could adversely impact, or result in fluctuations in, our results of operations

We have in the past entered into plea and settlement agreements with the government relating to violations of export control and related laws; if we fail to comply with laws and regulations restricting dealings with sanctioned countries, we may be subject to future civil or criminal penalties, which may have a material adverse effect on our business or ability to do business outside the United States.

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

As of April 30, 2017, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 44.2% of our common stock, net of treasury stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
During the three months ended March 31, 2017, we did not repurchase any shares of our common stock. As of March 31, 2017, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $81.5 million.
Item 3.    Defaults upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1	Second Amendment to Credit Agreement with Bank of America, N.A. dated May 5, 2017
31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Howard Hideshima, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	May 10, 2017	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 10, 2017	/s/ Howard Hideshima
Howard Hideshima Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)