Form 10-Q/A
period 2016-09-30
Super Micro Computer, Inc.
filed 2019-05-17
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SMCI	OTC
As of March 31, 2019 there were 49,881,914 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (this “Quarterly Report on Form 10-Q/A”) is being filed to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, which was initially filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2016 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A includes restatement of: (1) our condensed consolidated balance sheet as of September 30, 2016 and June 30, 2016 and the related condensed consolidated statements of operations, comprehensive income and cash flows for each of the three months ended September 30, 2016 and 2015; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three months ended September 30, 2016 and 2015 contained in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q/A. See below and Part I, Item 1 Note 12, “Restatement of Previously Issued Condensed Consolidated Financial Statements” in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A for a detailed discussion of the effect of the restatement.

For the convenience of the reader, we have included all items in this Quarterly Report on Form 10-Q/A which supersedes in its entirety the Original Form 10-Q. Subsequent to the filing of this Quarterly Report on Form 10-Q/A, we expect to file the amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended December 31, 2016 and March 31, 2017 and the Annual Report on Form 10-K for the year ended June 30, 2017. These reports will include restatement of the consolidated financial statements (and related disclosures) for the periods described therein, as set forth in those reports.

Background of Restatement

In August 2017, prior to the issuance of our consolidated financial statements for the fiscal year ended June 30, 2017, the audit committee (the “Audit Committee”) of our Board of Directors (the “Board”) commenced an investigation (the “Investigation”) into certain accounting and internal control matters, principally focused on certain revenue recognition matters. The Investigation was conducted with the assistance of outside counsel, which retained forensic accountants to assist them in their work. Following the conclusion of the Investigation, the Audit Committee directed its outside counsel and its forensic accountants to conduct additional procedures on an expanded scope of revenue recognition matters. Concurrent with these additional procedures, new members of our management, under the direction of the Audit Committee, performed a thorough analysis of our historical financial statements, accounting policies and financial reporting, as well as our disclosure controls and procedures and our internal control over financial reporting. During the course of the Investigation, the further procedures by outside counsel and the management analysis (collectively, the “Investigation, Procedures and Analysis”), the Audit Committee and management determined certain employees had violated our Code of Business Conduct and Ethics and discovered accounting and financial reporting errors and certain irregularities. On November 14, 2018, the Board, upon the recommendation, and with the concurrence, of the Audit Committee and new members of management, concluded that certain previously filed consolidated financial statements and related financial information should no longer be relied upon.

The Investigation, Procedures and Analysis identified certain material weaknesses in our internal control over financial reporting. See Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q/A for the conclusions of our Chief Executive Officer and Chief Financial Officer regarding disclosure controls and procedures and our internal control over financial reporting.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this September 30, 2016 Form 10-Q/A are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this September 30, 2016 Form 10-Q/A are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	September 30,	June 30,
	2016	2016
	(As Restated- see Note 12)	(As Restated- see Note 12)
ASSETS
Current assets:
Cash and cash equivalents	$144,561	$178,820
Accounts receivable, net of allowances of $2,848 and $2,413 at September 30, 2016 and June 30, 2016, respectively (including amounts receivable from related parties of $96 and $49 at September 30, 2016 and June 30, 2016, respectively)	216,165	174,933
Inventories	579,804	516,807
Prepaid income taxes	1,019	4,341
Prepaid expenses and other current assets (including receivables from related parties of $17,678 and $9,622 at September 30, 2016 and June 30, 2016, respectively)	85,068	79,427
Total current assets	1,026,617	954,328
Long-term investments	2,643	2,643
Property, plant and equipment, net	190,848	187,949
Deferred income taxes, net	34,078	33,678
Other assets	11,389	12,885
Total assets	$1,265,575	$1,191,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $49,169 and $44,941 at September 30, 2016 and June 30, 2016, respectively)	$319,512	$267,391
Accrued liabilities (including amounts due to related parties of $10,597 and $5,354 at September 30, 2016 and June 30, 2016, respectively)	93,000	83,596
Income taxes payable	6,347	5,054
Short-term debt and current portion of long-term debt, net of debt issuance costs	60,983	53,589
Total current liabilities	479,842	409,630
Long-term debt, net of debt issuance costs	37,212	40,000
Other long-term liabilities	48,068	45,200
Total liabilities	565,122	494,830
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 49,312,816 and 48,999,717 at September 30, 2016 and June 30, 2016, respectively	286,339	279,465
Treasury stock (at cost), 1,333,125 and 445,028 shares at September 30, 2016 and June 30, 2016, respectively	(20,491)	(2,030)
Accumulated other comprehensive loss	(76)	(85)
Retained earnings	434,492	419,119
Total Super Micro Computer, Inc. stockholders’ equity	700,264	696,469
Noncontrolling interest	189	184
Total stockholders’ equity	700,453	696,653
Total liabilities and stockholders’ equity	$1,265,575	$1,191,483

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2016	2015
	(As Restated- see Note 12)	(As Restated- see Note 12)
Net sales (including related party sales of $3,567 and $10,764 in the three months ended September 30, 2016 and 2015, respectively)	$528,763	$539,104
Cost of sales (including related party purchases of $50,220 and $59,954 in the three months ended September 30, 2016 and 2015, respectively)	446,211	461,629
Gross profit	82,552	77,475
Operating expenses:
Research and development	34,150	28,147
Sales and marketing	15,163	13,577
General and administrative	10,816	10,546
Total operating expenses	60,129	52,270
Income from operations	22,423	25,205
Other income (expense), net	(449)	2,068
Interest expense	(330)	(324)
Income before income tax provision	21,644	26,949
Income tax provision	6,271	9,598
Net income	$15,373	$17,351
Net income per common share:
Basic	$0.32	$0.37
Diluted	$0.30	$0.34
Weighted-average shares used in calculation of net income per common share:
Basic	48,165	47,517
Diluted	51,120	51,352

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2016	2015
	(As Restated- see Note 12)	(As Restated- see Note 12)
Net income	$15,373	$17,351
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	9	(18)
Total other comprehensive income (loss)	9	(18)
Total comprehensive income	$15,382	$17,333

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2016	2015
	(As Restated- see Note 12)	(As Restated- see Note 12)
OPERATING ACTIVITIES:
Net income	$15,373	$17,351
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,802	2,753
Stock-based compensation expense	4,627	3,887
Excess tax benefits from stock-based compensation	(302)	(134)
Allowance for doubtful accounts	490	606
Provision for excess and obsolete inventories	3,910	1,669
Foreign currency exchange loss (gain)	494	(1,988)
Deferred income taxes, net	(400)	(474)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(47) and $70 during the three months ended September 30, 2016 and 2015, respectively)	(41,555)	14,754
Inventories	(66,907)	16,033
Prepaid expenses and other assets (including changes in related party balances of $(8,056) and $3,066 during the three months ended September 30, 2016 and 2015, respectively)	(905)	8,686
Accounts payable (including changes in related party balances of $4,228 and $(10,742) during the three months ended September 30, 2016 and 2015, respectively)	56,962	(50,565)
Income taxes payable	1,261	3,190
Accrued liabilities (including changes in related party balances of $5,243 and $(764) during the three months ended September 30, 2016 and 2015, respectively)	9,388	150
Other long-term liabilities	2,921	5,241
Net cash (used in) provided by operating activities	(10,841)	21,159
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $(2,275) and $(751) during the three months ended September 30, 2016 and 2015, respectively)	(11,646)	(7,662)
Change in restricted cash	116	(3)
Net cash used in investing activities	(11,530)	(7,665)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	73,916	4,700
Repayment of debt	(70,033)	(2,900)
Payments to acquire treasury stock	(18,461)	—
Proceeds from exercise of stock options	2,939	951
Excess tax benefits from stock-based compensation	302	134
Payment of withholding tax on vesting of restricted stock units	(660)	(196)
Payments of obligations under capital leases	(56)	(39)
Advances (payments) under receivable financing arrangements	19	(37)
Net cash (used in) provided by financing activities	(12,034)	2,613
Effect of exchange rate fluctuations on cash	146	(197)
Net increase (decrease) in cash and cash equivalents	(34,259)	15,910
Cash and cash equivalents at beginning of period	178,820	92,920
Cash and cash equivalents at end of period	$144,561	$108,830
Supplemental disclosure of cash flow information:
Cash paid for interest	$316	$298
Cash paid for taxes, net of refunds	$1,212	$5,736
Non-cash investing and financing activities:
Equipment purchased under capital leases	$—	$42
Unpaid property, plant and equipment purchases (including due to related parties of $627 and $640 as of September 30, 2016 and 2015, respectively)	$5,885	$8,222
See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Organization and Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer”) was incorporated in 1993. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in the United States, the Netherlands, Taiwan, China and Japan.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The condensed consolidated financial statements of Super Micro Computer include the accounts of Super Micro Computer and entities consolidated under the variable interest model or the voting interest model. Noncontrolling interests are not presented separately in the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income as the amounts are immaterial. All intercompany accounts and transactions of Super Micro Computer and its consolidated entities (collectively, the "Company") have been eliminated in consolidation. Equity investments for which the Company is able to exercise significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments for which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and include the accounts of Super Micro Computer and its consolidated subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Periodically, the Company has generated negative cash flows from operations and has financed its operations through working capital debt. Management believes that the Company’s current cash and cash equivalents are adequate to meet its needs, including any debt balances due at maturity, for the next twelve months from the issuance of these condensed consolidated financial statements.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to: allowances for doubtful accounts and sales returns, inventory valuation, useful lives of property, plant and equipment, product warranty accruals, stock-based compensation, impairment of investments and long-lived assets, and income taxes. The Company’s estimates are evaluated on an ongoing basis and changes in the estimates are recognized prospectively. Actual results could differ from those estimates.

Revenue Recognition

Product sales. The Company recognizes revenue from sales of products upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of its products to customers, unless customer acceptance is uncertain or significant obligations to the customer remain: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders and (iv) collectibility is reasonably assured.

The Company estimates and reserves for future sales returns based on a review of its history of actual returns for each major product line. The Company also reduces revenue for customer and distributor programs and incentive offerings such as

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

price protection and rebates as well as cooperative marketing arrangements where the fair value of the benefit identified from the costs cannot be reasonably estimated.

The Company may use distributors to sell products to end customers. Revenue from distributors may be recognized on sell-in or sell-through basis depending on the terms of the arrangement between the Company and distributor.

Services sales. The Company’s sale of services mainly consists of extended warranty and on-site services. These services are sold at the time of the sale of the underlying products. Revenue related to extended warranty commences upon the expiration of the standard warranty period and is recognized ratably over the contractual period. Revenue related to on-site services commences upon recognition of the product sale and is recognized ratably over the contractual period. These service contracts are typically one to five years in length. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Multiple-element arrangements. Certain of the Company’s arrangements contain multiple elements, consisting of both the Company’s products and services. Revenue allocated to each element is recognized when all the revenue recognition criteria are met for that element.

The Company allocates arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative estimated stand-alone selling prices. A deliverable qualifies as a separate unit of accounting when the delivered element has stand-alone value to the customer. The guidance establishes the following hierarchy to determine the relative estimated stand-alone selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) the vendor's best estimated selling price (“BESP”) if neither VSOE nor TPE are available.

The Company does not have VSOE for deliverables in its arrangements, and TPE is generally not available because its products are highly differentiated, and the Company is unable to obtain reliable information on the products and pricing practices of the Company’s competitors. BESP reflects the Company’s estimate of what the selling price of a deliverable would be if it were sold regularly on a stand-alone basis.

As such, BESP is generally used to allocate the total arrangement consideration at the arrangement inception. The Company determines BESP for a product by considering multiple factors including, but not limited to, geographies, customer types, internal costs, gross margin objectives and pricing practices.

Product Warranties

The Company offers product warranties ranging from 15 to 39 months against any defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities and other long-term liabilities. The Company adjusts its changes in estimates on an ongoing basis as a result of new product introductions or changes in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, and the Company accounts for the changes in estimates prospectively.

Inventories

Inventories are stated at weighted average cost, subject to lower of cost or market. Inventories consist of purchased parts and raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value for purchased parts and raw materials. The Company evaluates inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, writes down the valuation of units based upon usage and sales, anticipated sales price, product obsolescence and other factors. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company receives various rebate incentives from certain suppliers based on its contractual arrangements, including volume-based rebates. The rebates are recognized as a reduction of cost of inventories and reduces the cost of sales in the period when the related inventory is sold.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry-forwards and other tax credits measured by applying enacted tax laws related to the financial statement periods. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

The Company recognizes tax liabilities for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If the Company later determines that its exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effects a related charge in its tax provision during the period in which the Company makes such determination.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and non-employee members of the Board of Directors, including stock options and restricted stock units ("RSUs"). The Company is required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of RSUs is based on the closing market price of the Company's common stock on the date of grant. The Company estimated the fair value of stock options granted using a Black-Scholes option pricing model and a single option award approach. This model requires the Company to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of the Company's common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on a combination of the Company's peer group and historical experience. The expected volatility is based on a combination of the Company's implied and historical volatility. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and RSU forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests in is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company assesses whether any changes in the interest or relationship with the entity affect the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment under the equity method or cost method in accordance with the applicable GAAP.

The Company has concluded that Ablecom Technology, Inc. (“Ablecom”) and its affiliate, Compuware Technology, Inc. ("Compuware") are VIEs in accordance with applicable accounting standards and guidance; however, the Company is not the primary beneficiary as it does not have the power to direct the activities that are most significant to the entities and

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

therefore, the Company does not consolidate these entities. In performing its analysis, the Company’s management considered its explicit arrangements with Ablecom and Compuware, including the supplier arrangements. Also, as a result of the substantial related party relationships between the Company and these entities, management considered whether any implicit arrangements exist that would cause the Company to protect those related parties’ interests from suffering losses. Management determined that no implicit arrangements exist with Ablecom, Compuware or their shareholders.

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and although the operations of the Management Company are independent of the Company, through governance rights, the Company has the power to direct the activities that are most significant to the Management Company. Therefore, the Company concluded that it is the primary beneficiary of the Management Company. For the three months ended September 30, 2016 and 2015, the accounts of the Management Company have been consolidated with the accounts of Super Micro Computer, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three months ended September 30, 2016 and 2015, $5,000, and $2,000 of net income attributable to Ablecom's interest was included in the Company’s general and administrative expenses in the condensed consolidated statements of operations, respectively.

Concentration of Supplier Risk

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 30.5% and 35.3% of total purchases for the three months ended September 30, 2016 and 2015, respectively. Ablecom and Compuware, related parties of the Company, as noted in Note 7, "Related Party Transactions", accounted for 11.3% and 13.0% of total cost of sales for the three months ended September 30, 2016 and 2015, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, long-term investments and accounts receivable. No customer accounted for 10% or more of net sales for the three months ended September 30, 2016. In the three months ended September 30, 2015, one customer accounted for 12.0% of net sales. No country other than the United States represented greater than 10% of the Company’s total net sales in the three months ended September 30, 2016. One customer accounted for 12.3% and 10.5% of Company's accounts receivable as of September 30, 2016 and June 30, 2016, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Revenue from Contracts with Customers, that supersedes nearly all U.S. GAAP on revenue recognition and eliminates industry-specific guidance. The new guidance provides a unified model in determining when and how revenue is recognized with the core principle that revenue should be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has issued several amendments to the new revenue standard.

The new standard is effective for the Company from July 1, 2018. The Company intends to adopt the new standard using the modified retrospective method. The Company has completed its preliminary accounting assessment of the adoption of the new standard. The Company is in the process of finalizing the accounting assessment, establishing new accounting policies, implementing systems and processes and internal controls necessary to support the requirements of the new standard. The Company will continue to update its assessment as more information becomes available. The Company cannot reasonably estimate quantitative information related to the impact of the new guidance on its consolidated financial statements at this time but expects the implementation of the new guidance to impact the recognition of its revenue as follows:

•
Substantially all of the Company's current revenue is from the sale of hardware products. The Company does not expect any material changes to the timing or amount of revenue for these types of sales under the new guidance, except for sales to distributors where the Company currently accounts for such sales on a sell-through basis, in which case the new guidance is expected to accelerate recognition of revenue.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•
For extended warranty and on-site services and software, the Company is assessing the impact and timing to revenue from the implementation of the new guidance. However, the Company does not currently expect the new guidance to have a material impact on its revenue for these types of arrangements.

•
For costs incurred to fulfill or obtain a customer contract, the Company is assessing the impact from the implementation of the new guidance. However, the Company does not currently expect the new guidance to have a material impact related to these costs.

•	The Company's revenue disclosures are expected to expand.

In April 2015, the FASB issued an amendment to the accounting guidance, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued an amendment to the accounting guidance, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This amendment clarifies that an entity may defer, and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These amendments should be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company adopted these amendments in the first quarter of fiscal year 2017. There was no material impact on its consolidated financial statement disclosures, results of operations and financial position.

In July 2015, the FASB issued an amendment to the accounting guidance, Inventory: Simplifying the Measurement of Inventory. The amendment requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The amendment is effective for the Company from July 1, 2018. The Company does not expect this guidance to have a material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued an amendment to the accounting guidance, Leases. The amendment will supersede the existing lease guidance, including on-balance sheet recognition of operating leases for lessees. Since its issuance, the FASB has issued several amendments to the new lease standard. The standard is effective for the Company from July 1, 2019 and the Company will apply this standard using the modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

In March 2016, the FASB issued new accounting guidance, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting on the accounting for certain aspects of share-based payment to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification in the statement of cash flows. Early adoption is permitted for any interim or annual periods. This guidance is effective for the Company from July 1, 2017. The adoption of this guidance will result in the recognition of excess tax benefits in the Company's provision for income taxes rather than paid-in capital, as well as the adjustment in stock-based compensation expense as a result of its change in forfeiture policy. The new guidance eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable. The new guidance also requires the Company to record, subsequent to the adoption, excess tax benefits and tax deficiencies in the period these arise. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

In March 2016, the FASB issued new accounting guidance Investments - Equity Method and Joint Ventures: Simplifying the Transition to Equity Method of Accounting. The amendments in this update eliminate the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of increase in ownership interest or degree of influence. In accordance with the amendments, an equity method investor will begin to apply the equity method when the investor obtains significant influence without having to retroactively adjust the investment and record a cumulative catch up for the years when the investment did not qualify for the equity method of accounting. The guidance is effective for the Company from July 1, 2017. The Company does not expect this guidance to have a material impact on the consolidated financial statements and related disclosures.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In June 2016, the FASB issued authoritative guidance, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, that amends the impairment model for certain financial assets by requiring use of an expected loss methodology, which will result in more timely recognition of credit losses. The amendment is effective for the Company from July 1, 2020. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

In August 2016, the FASB issued an amendment to the accounting guidance, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This amendment consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments. If practicable, this amendment should be applied using a retrospective transition method to each period presented. For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable. This amendment is effective for the Company from July 1, 2018. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated statement of cash flows.

In October 2016, the FASB issued an amendment to the accounting guidance, Intra-Entity Transfers of Assets Other Than Inventory. This amendment simplifies the accounting for income tax consequences of intra-entity transfers of assets other than inventory by requiring recognition of current and deferred income tax consequences when such transfers occur. This amendment is effective for the Company from July 1, 2018. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

In November 2016, the FASB issued an amendment to the accounting guidance, Statement of Cash Flows: Restricted Cash. This amendment addresses presentations of total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company from July 1, 2018. Early adoption is permitted. The Company does not expect this amendment to have a material impact, though it will change the presentation of the consolidated statement of cash flows.

In February 2017, the FASB issued new accounting guidance, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This guidance clarifies the scope and application on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The amendments are effective at the same time as the new revenue standard. This amendment is effective for the Company from July 1, 2018. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosure, results of operations and financial position.

In February 2018, the FASB issued amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Act"). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments also require certain disclosures about stranded tax effects. The new standard is effective for the Company from July 1, 2019. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

In June 2018, the FASB issued amended guidance to expand the scope of ASC 718 - Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The amendments specify that the guidance applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The new amendment is effective for the Company from July 1, 2019. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

In August 2018, the FASB issued amended guidance, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The new standard is effective for

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the Company from July 1, 2020. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. The SEC staff subsequently indicated that it would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s effective date. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in Quarterly Reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated statement of operations is required to be filed. The Company will include the first presentation of changes in consolidated statement of stockholders’ equity on Form 10-Q in its first quarter of fiscal 2019.

In August 2018, the FASB issued amended guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. According to the amendments, the entity shall determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. It requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The new standard is effective for the Company from July 1, 2020. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

Note 2.        Stock-based Compensation and Stockholders’ Equity

Share Repurchase Program

In July 2016, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100.0 million of the Company’s common stock in the open market or in private transactions during the following twelve months at prevailing market prices. During the three months ended September 30, 2016, the Company purchased 888,097 shares of the Company's common stock in the open market at a weighted average price of $20.79 for $18.5 million. Repurchases were made under the program using the Company’s cash resources. The repurchase program ended in July 2017.

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of the date the 2016 Plan became effective, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006 Plan"). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan but that are forfeited in the future will become available for use under the 2016 Plan. In addition, 1,153,412 shares of common stock originally reserved for issuance under the 2006 Plan were cancelled upon the adoption of the 2016 Plan. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of September 30, 2016, the Company had 3,884,570 authorized shares available for future issuance under the 2016 Plan.

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

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Cost of sales	$326	$231
Research and development	2,962	2,457
Sales and marketing	513	438
General and administrative	826	761
Stock-based compensation expense before taxes	4,627	3,887
Income tax impact	(1,327)	(775)
Stock-based compensation expense, net	$3,300	$3,112

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options and vesting of RSUs in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $32,000 and $0.7 million of excess tax benefits recorded in additional paid-in capital in the three months ended September 30, 2016 and September 30, 2015, respectively. The Company had excess tax benefits classified as cash provided by financing activities of $0.3 million and $0.1 million in the three months ended September 30, 2016 and 2015, respectively, for share-based awards issued since July 1, 2006.

As of September 30, 2016, $23.2 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.87 years, and $11.9 million unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.98 years.

Stock Option Activity

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes stock option activity during the three months ended September 30, 2016 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016	8,960,867	$14.88
Granted (weighted average fair value of $9.29)	127,620	$20.54
Exercised	(257,453)	$11.41
Forfeited	(12,854)	$19.78
Balance as of September 30, 2016	8,818,180	$15.06	5.09	$79,505
Options vested and expected to vest at September 30, 2016	8,744,510	$14.97	5.06	$79,405
Options vested and exercisable at September 30, 2016	7,494,049	$13.62	4.55	$75,717

The total pretax intrinsic value of options exercised was $2.7 million and $2.7 million during the three months ended September 30, 2016 and 2015, respectively.

RSU Activity

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

The following table summarizes RSU activity during the three months ended September 30, 2016 under all plans:

	RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016	926,983	$30.23
Granted	214,370	$20.54
Released	(86,445)	$28.36
Forfeited	(29,831)	$28.43
Balance as of September 30, 2016	1,025,077	$28.41	$23,956

The total pretax intrinsic value of RSUs vested was $1.9 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. In the three months ended September 30, 2016 and 2015, upon vesting, 86,445 and 20,199 shares of RSUs were partially net share-settled such that the Company withheld 30,799 and 7,232 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $0.7 million and $0.2 million during the three months ended September 30, 2016 and 2015, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2016 Plan.

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2016	2015
Numerator:
Net income	$15,373	$17,351

Denominator:
Weighted-average shares outstanding	48,165	47,517
Effect of dilutive securities	2,955	3,835
Weighted-average diluted shares	51,120	51,352

Basic net income per common share	$0.32	$0.37
Diluted net income per common share	$0.30	$0.34

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

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):
Inventories:

	September 30, 2016	June 30, 2016
Finished goods	$421,996	$399,776
Purchased parts and raw materials	103,775	95,344
Work in process	54,033	21,687
Total inventories	$579,804	$516,807

During the three months ended September 30, 2016 and 2015, the Company recorded a provision for excess and obsolete inventory to cost of sales totaling $3.9 million and $1.7 million, respectively.

Prepaid Expenses and Other Current Assets:

	September 30, 2016	June 30, 2016
Receivables from vendors (1)	$76,255	$71,470
Prepaid expenses	5,628	5,405
Deferred service costs	1,871	1,451
Others	1,314	1,101
Total prepaid expenses and other current assets	$85,068	$79,427
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $64.0 million and $63.6 million as of September 30, 2016 and June 30, 2016, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	September 30, 2016	June 30, 2016
Buildings	$71,665	$71,665
Land	70,457	70,454
Machinery and equipment	54,699	53,282
Buildings construction in progress (1)	19,834	15,803
Purchased software	14,451	14,452
Furniture and fixtures	11,355	10,364
Building and leasehold improvements	10,874	10,941
	253,335	246,961
Accumulated depreciation and amortization	(62,487)	(59,012)
Property, plant and equipment, net	$190,848	$187,949
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California.

Other Assets:

	September 30, 2016	June 30, 2016
Long-term deferred service costs	$3,605	$3,497
Prepaid software license	3,021	3,870
Restricted cash	1,764	1,851
Cost method investments	1,725	1,881
Deposits	472	909
Prepaid royalty license	685	748
Others	117	129
Total other assets	$11,389	$12,885

Accrued Liabilities:

	September 30, 2016	June 30, 2016
Deferred revenue (1)	$25,268	$22,731
Accrued payroll and related expenses	15,405	15,499
Customer deposits	9,174	8,781
Accrued warranty costs	5,600	5,816
Accrued cooperative marketing expenses	7,408	7,308
Others (2)	30,145	23,461
Total accrued liabilities	$93,000	$83,596
__________________________
(1) Deferred revenue as of September 30, 2016 and June 30, 2016, was comprised of deferred extended warranty revenue of $15.8 million and $15.5 million, respectively, deferred on-site service revenue of $8.1 million and $6.2 million, respectively, and other deferred revenue of $1.4 million and $1.0 million, respectively.

(2) Includes payables to contract manufacturers for the Company's buy-back liability of $21.0 million and $16.1 million as of September 30, 2016 and June 30, 2016, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Long-term Liabilities:

	September 30, 2016	June 30, 2016
Deferred revenue, non-current (1)	$28,435	$26,538
Accrued unrecognized tax benefits including related interest and penalties, non-current	17,080	16,056
Accrued warranty, non-current	1,326	1,313
Others	1,227	1,293
Total other long-term liabilities	$48,068	$45,200
__________________________
(1) Deferred revenue, non-current as of September 30, 2016 and June 30, 2016, was comprised of deferred extended warranty revenue of $16.6 million and $16.7 million, respectively, deferred on-site service revenue of $10.4 million and $8.6 million, respectively, and other deferred revenue of $1.4 million and $1.2 million, respectively.

Product Warranties:

	Three Months Ended September 30,
	2016	2015
Balance, beginning of period	$7,129	$7,700
Provision for warranty	5,248	4,068
Utilization of provision	(5,130)	(4,021)
Change in estimated liability for pre-existing warranties	(321)	(202)
Balance, end of period	6,926	7,545
Current portion	(5,600)	(5,848)
Long-term portion	$1,326	$1,697

Note 5.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash and cash equivalents, other assets and long-term investments. The Company classifies its cash equivalents and other assets within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s long-term investments in auction rate securities are classified within Level 3 of the fair value hierarchy as the determination of their fair values was not based on observable inputs as of September 30, 2016 and June 30, 2016. The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of September 30, 2016 and June 30, 2016. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

The following table sets forth the Company’s cash equivalents, certificates of deposit, and long-term investments as of September 30, 2016 and June 30, 2016 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

September 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$723	$—	$—	$723
Certificates of deposit (2)	—	1,237	—	1,237
Auction rate securities	—	—	2,643	2,643
Total assets measured at fair value	$723	$1,237	$2,643	$4,603

June 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$727	$—	$—	$727
Certificates of deposit (2)	—	1,316	—	1,316
Auction rate securities	—	—	2,643	2,643
Total assets measured at fair value	$727	$1,316	$2,643	$4,686
__________________________
(1) $0.3 million and $0.3 million in money market funds are included within cash and cash equivalents and $0.4 million and $0.4 million in money market funds are included in restricted cash within other assets on the condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016, respectively.

(2) $0.2 million and $0.3 million in certificates of deposit are included in cash and cash equivalents and $1.0 million and $1.0 million in certificates of deposit are included in restricted cash within other assets on the condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016, respectively.

The above table excludes $144.1 million and $178.2 million of cash included in cash and cash equivalents and $0.4 million and $0.5 million of restricted cash in other assets on the condensed consolidated balance sheet as of September 30, 2016 and June 30, 2016, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended September 30, 2016 and 2015.

The Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3), had no movements for the three months ended September 30, 2016 and 2015 and are being carried at $2.6 million and $2.6 million as of September 30, 2016 and 2015.

The following is a summary of the Company’s long-term investments as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30 and June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2016 and June 30, 2016, total debt of $98.2 million and $93.6 million, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

During the three months ended September 30, 2016 and 2015, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

Note 6.        Short-term and Long-term Obligations

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Short-term and long-term obligations as of September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

	September 30,	June 30,
	2016	2016
Line of credit:
Bank of America (1)	$11,199	$62,199
CTBC Bank	18,800	10,100
Total line of credit	29,999	72,299
Term loans:
Bank of America	47,500	933
CTBC Bank	21,061	20,357
Total term loans	68,561	21,290
Total debt	98,560	93,589
Less: debt issuance costs	(365)	—
Total debt, net of debt issuance costs	98,195	93,589
Current portion, net of debt issuance costs	(60,983)	(53,589)
Long-term portion, net of debt issuance costs	$37,212	$40,000
__________________________
(1) In July 2016, $50.0 million of the revolving line of credit was refinanced to a five-year term loan under the new credit agreement with Bank of America and $40.0 million was reclassified to long-term debt as of June 30, 2016.

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2015 Bank of America Credit Facility

In June 2015, the Company entered into an amendment to the then existing credit agreement with Bank of America N.A. ("Bank of America") which provided for (i) a $65.0 million revolving line of credit facility that would have matured on November 15, 2015 and (ii) a five-year $14.0 million term loan facility (collectively, the “2015 Bank of America Credit Facility”). The term loan was secured by three buildings located in San Jose, California and the principal and interest was payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In May 2016, the Company extended the revolving line of credit to mature on June 30, 2016.

2016 Bank of America Credit Facility

In June 2016, the Company entered into a new credit agreement with Bank of America, which provided for (i) a $55.0 million revolving line of credit facility including a $5.0 million letter of credit sublimit that was to mature on June 30, 2017 and (ii) a five-year $50.0 million term loan facility (collectively, the “2016 Bank of America Credit Facility”). The 2016 Bank of America Credit Facility replaced the 2015 Bank of America Credit Facility. The 2016 Bank of America Credit Facility term loan is secured by seven buildings located in San Jose, California and the property, plant and equipment and the inventory in those buildings. The principal and interest of the 2016 Bank of America Credit Facility term loan are payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum. The interest rate for the 2016 Bank of America Credit Facility revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.52% at September 30, 2016. The letter of credit bears interest at a rate of 1.25% per annum. In May 2017, the Company entered into an amendment to the 2016 Bank of America Credit Facility to increase the revolving line of credit to $85.0 million and extended the maturity date of the revolving lines of credit to October 31, 2018. Prior to the maturity, in April 2018, the Company repaid and terminated the 2016 Bank of America Credit Facility with proceeds from a new revolving line of credit (the “2018 Bank of America Credit Facility”).

In June 2016, the Company also entered into a separate credit agreement as a part of the 2016 Bank of America Credit Facility, which provided for a revolving line of credit of $10.0 million for its Taiwan and Netherlands subsidiaries that was to

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

mature on June 30, 2017. The interest rate of the revolving line of credit is equal to a minimum of 0.9% per annum plus the lender's cost of funds. In December 2016, the Company entered into an amendment to this separate credit agreement to increase the revolving line of credit from $10.0 million to $20.0 million. The Company extended the revolving line of credit to mature on October 31, 2018. Under the terms of this separate credit agreement, the Company cannot directly or indirectly pay any dividends, except in limited situations.

As of September 30, 2016 and June 30, 2016, the total outstanding borrowings under the 2016 Bank of America Credit Facility term loans was $47.5 million and $0.9 million, respectively. The total outstanding borrowings under the 2016 Bank of America Credit Facility revolving lines of credit was $11.2 million and $62.2 million as of September 30, 2016 and June 30, 2016, respectively. The interest rates for these loans ranged from 1.08% to 1.77% per annum as of September 30, 2016 and from 1.02% to 1.96% per annum as of June 30, 2016, respectively. As of September 30, 2016, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $53.8 million. As of September 30, 2016, total assets amounting to $996.7 million collateralized the line of credit with Bank of America under the credit agreement, which represent the total assets of the United States headquarters of the Company, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of September 30, 2016, total assets collateralizing the term loan with Bank of America under the credit agreement were $82.0 million.

2018 Bank of America Credit Facility

In April 2018, the Company entered into the 2018 Bank of America Credit Facility which replaced the 2016 Bank of America Credit Facility. The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders. The 2018 Bank of America Credit Facility expires after 364 days, or at the option of the Company, and if certain conditions are satisfied, including the Company being current on all of its delinquent quarterly and annual filings with the SEC, may convert into a 5-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the 5-year revolving credit facility, interest shall be at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the 5-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to both Super Micro Computer and Super Micro Computer B.V. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets. Upon conversion to the 5-year revolving credit facility, Super Micro Computer’s assets, and at the Company's option, Super Micro Computer B.V.'s assets will be used as collateral. Under the terms of the 2018 Bank of America Credit Facility, the Company cannot pay any dividends.

On January 31, 2019, the Company paid a fee and entered into an amendment of the 2018 Bank of America Credit Facility that resulted in the extension of the maturity date of the 2018 Bank of America Credit Facility from April 19, 2019 to June 30, 2019.

CTBC Bank

In April 2016, the Company entered into a credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD$700.0 million or $21.6 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which was adjusted monthly, which term loan facility also included a 12-month line of guarantee up to NTD$100.0 million or $3.1 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which was adjusted monthly (collectively, the “CTBC Credit Facility”). The total borrowings allowed under the CTBC Credit Facility was capped at $40.0 million. The Company extended the CTBC Credit Facility to mature on May 31, 2017.

In May 2017, the Company renewed the credit agreement with respect to the CTBC Credit Facility, such that it provides for (i) a 12-month NTD$700.0 million or $23.0 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also included a 12-month line of guarantee up to NTD$100.0

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

million or $3.3 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80% of eligible accounts receivable in an aggregate amount of up to $50.0 million with an interest rate equal to the lender's established USD interest rate plus an interest rate ranging from 0.40% to 0.45% per annum which is adjusted monthly. The total borrowings allowed under the CTBC Credit Facility were capped at $50.0 million.

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in Taiwanese dollars and remeasured into U.S. dollars of $21.1 million and $20.4 million at September 30, 2016 and June 30, 2016, respectively. At September 30, 2016 and June 30, 2016, the total outstanding borrowings under the CTBC Credit Facility revolving line of credit was $18.8 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.89% and 1.27% at September 30, 2016 and 0.90% and 1.25% per annum at June 30, 2016. At September 30, 2016, the amount available for future borrowing under the CTBC Credit Facility was $0.1 million. As of September 30, 2016, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Facility term loan was $26.7 million. Under the terms of the May 2017 renewed credit agreement, the CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity the Company entered into a new credit agreement with CTBC Bank in January 2018.

In January 2018, the Company entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD$700.0 million or $23.6 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month line of guarantee up to NTD$100.0 million or $3.4 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum and (ii) a 12-month NTD$1,500.0 million or $50.5 million U.S. dollar equivalent term loan facility with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly (collectively, the “2018 CTBC Credit Facility”). The 2018 CTBC Credit Facility replaced the CTBC Credit Facility. The total borrowings allowed under the 2018 CTBC Credit Facility was initially capped at $50.0 million and in August 2018 was reduced to $40.0 million. In April 2019, the Company extended the maturity of 2018 CTBC Credit Facility to June 30, 2019.

Covenant Compliance

2016 Bank of America Credit Facility

The credit agreement with respect to the 2016 Bank of America Credit Facility contained customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The credit agreement contained certain financial covenants, including the following:

•	Not to incur on a consolidated basis, a net loss before taxes and extraordinary items for any two consecutive fiscal quarters;

•
The Consolidated Leverage Ratio, as defined in the agreement, as of the end of any fiscal quarter, measured for the most recently completed twelve (12) months of the Company, shall not be greater than 2.00; and

•
The domestic unencumbered liquid assets, as defined in the agreement, maintained in accounts within the United States shall have an aggregate market value of not less than $40.0 million, measured quarterly as of the last day of each fiscal quarter.

As of September 30, 2016, the Company was in compliance with the above stated financial covenants associated with the term loan and lines of credit with Bank of America under the credit agreement.

On October 28, 2017, Bank of America issued an extension letter to the Company that extended the date by which the Company was obligated to deliver its audited consolidated financial statements and compliance certificate for the fiscal year ended June 30, 2017 from October 28, 2017 to January 15, 2018. On January 12, 2018, Bank of America issued another extension letter to the Company that extended the date by which the Company was obligated to deliver (i) its audited consolidated financial statements and compliance certificate for the fiscal year ended June 30, 2017 from January 15, 2018 to March 13, 2018 and (ii) its unaudited condensed consolidated financial statements and compliance certificate for the fiscal quarters ended September 30, 2017 and December 31, 2017 to March 13, 2018.

On March 12, 2018, the Company entered into an amendment of the credit agreement with respect to the 2016 Bank of America Credit Facility to, among other matters, add provisions requiring (i) a new financing commitment by March 30, 2018

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to repay all obligations under the 2016 Bank of America Credit Agreement, (ii) repayment of the obligations under the 2016 Bank of America Credit Agreement no later than April 20, 2018, and (iii) delivery of cash flow forecasts. In addition, the amendment suspended the requirement that the Company deliver certain financial statements and SEC filings, provided that no event of default had occurred. In April 2018, the 2016 Bank of America Credit Facility was replaced by the 2018 Bank of America Credit Facility.

2018 Bank of America Credit Facility

The credit agreement with Bank of America related to the 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The credit agreement contains a financial covenant, which requires that the Company maintain a Fixed Charge Coverage Ratio, as defined in the agreement of at least 1.00 for each twelve-month period while a Trigger Period, as defined in the agreement, is in effect.

On September 7, 2018, Bank of America issued an extension letter to the Company in connection with the 2018 Bank of America Credit Facility, which extended the delivery date of the Company’s audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to January 31, 2019. On January 31, 2019, the Company entered into an amendment of the loan and security agreement with respect to the 2018 Bank of America Credit Facility to, among other matters, (a) extend the delivery date of the Company’s audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to June 30, 2019, and (b) require the delivery, by no later than March 31, 2019 of the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2017. In April 2019, the Company paid a fee to extend the delivery of its audited consolidated financial statements for the fiscal year ended June 30, 2017 to June 30, 2019. The Company intends to negotiate the further extension for delivery of the Company’s audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018.

CTBC Bank

There are no financial covenants associated with the CTBC Credit Facility or the 2018 CTBC Credit Facility.

Note 7.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. As of September 30, 2016, Ablecom owned approximately 0.6% of the Company’s common stock. As of September 30, 2016, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, together owned approximately 10.5% of Ablecom’s capital stock. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was the Senior Vice President of International Sales and a director of the Company, owned approximately 11.72% of Ablecom’s capital stock as of September 30, 2016. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and other Liang family members, including other brothers of Charles Liang, own approximately 36.0% of Ablecom’s stock. Bill Liang, a brother of both Charles Liang and Steve Liang, also is a member of the Board of Directors of Ablecom.

Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. None of the Company, Charles Liang or Sara Liu own, any capital stock of Compuware.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its manufacturing of components, particularly server chassis. Ablecom manufactured approximately 96% and 99% of the chassis included in the products sold by the Company during the three months ended September 30, 2016 and 2015, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

With respect to the manufacturing aspects of the relationship, Ablecom purchases most of materials needed to manufacture the chassis from outside markets and the Company provides certain components used in the manufacturing process (such as power supplies) to Ablecom through consignment or sales transactions. Ablecom uses these materials and components to manufacture the completed chassis and then sell them back to the Company. For the components purchased from the Company, Ablecom sells the components back to the Company at a price equal to the price at which the Company sold the components to Ablecom. The Company and Ablecom frequently review and negotiate the prices of the chassis the Company purchases from Ablecom. In addition to inventory purchases, the Company also incurs other costs associated with design services, tooling and other miscellaneous costs from Ablecom.

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $30.5 million and $22.8 million at September 30, 2016 and June 30, 2016, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

Dealings with Compuware

The Company has entered into a distribution agreement with Compuware, under which the Company appointed Compuware as a non-exclusive distributor of the Company’s products in Taiwan, China and Australia. Compuware assumes the responsibility to install the Company's products at the site of the end customer, if required, and administers customer support in exchange for a discount from the Company's standard price for its purchases.

The Company also has entered into a series of agreements with Compuware, including a multiple product development, production and service agreements, product manufacturing agreements, and lease agreements for office space.

Under these agreements, the Company outsources to Compuware a portion of its design activities and a significant part of its manufacturing of components, particularly power supplies. With respect to design activities, Compuware generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Compuware for the design and engineering services, and further agrees to pay Compuware for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of materials needed to manufacture the power supplies from outside markets and uses these materials to manufacture the products and then sell those products to the Company. The Company and Compuware frequently review and negotiate the prices of the power supplies the Company purchases from Compuware.

Compuware also manufactures motherboards, backplanes and other components used on printed circuit boards for the Company. The Company sells to Compuware most of the components needed to manufacture the above products. Compuware uses the components to manufacture the products and then sells the products back to the Company at a purchase price equal to the price at which the Company sold the components to Compuware, plus a “manufacturing value added” fee and other miscellaneous material charges and costs. The Company and Compuware frequently review and negotiate the amount of the “manufacturing value added” fee that will be included in the price of the products the Company purchases from Compuware. In addition to the inventory purchases, the Company also incurs costs associated with design services, tooling assets, and miscellaneous costs.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $46.8 million and $40.0 million at September 30, 2016 and June 30, 2016, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three months ended September 30, 2016, and 2015, are as follows (in thousands):

	Three months ended September, 30
	2016	2015
Ablecom
Net sales	$—	$46
Purchases (1)	24,771	26,056

Compuware
Net sales	3,567	10,718
Purchases (1)	27,174	35,054
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company had the following balances related to transactions with Ablecom and Compuware as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016	June 30, 2016
Ablecom
Accounts receivable and other receivables	$11,131	$6,017
Accounts payable and accrued liabilities	34,487	29,788

Compuware
Accounts receivable and other receivables	6,643	3,654
Accounts payable and accrued liabilities	25,279	20,507

Note 8.        Income Taxes

The Company recorded provisions for income taxes of $6.3 million and $9.6 million for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate was 29.0% and 35.6% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate for the three months ended September 30, 2016 is estimated to be lower than the federal statutory rate primarily due to the benefit from U.S. federal research and development ("R&D") tax credit and domestic production activities deduction.

               As of September 30, 2016, the Company had a liability for gross unrecognized tax benefits of $17.1 million, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three months ended September 30, 2016, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of September 30, 2016, the Company had accrued $1.5 million of interest and penalties relating to unrecognized tax benefits.

Subsequent to the period ended September 30, 2016, the 2017 Tax Act was enacted on December 22, 2017. Some of the significant new requirements of the 2017 Tax Act include, but are not limited to, a one-time mandatory deemed repatriation

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

transition tax on previously deferred foreign earnings which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment, a re-measurement of our deferred taxes due to the change in the corporate tax rate which the Company is estimating could have a $11.0 million to $15.0 million impact to the consolidated financial statements in the year of enactment, taxation of certain global intangible low-taxed income under the international tax provisions which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment, and limitations on the deductibility of performance-based compensation for officers which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment. The tax impacts of the 2017 Tax Act have not been included in the income tax provision for three months ended September 30, 2016 and 2015. The Company will account for the tax effects of the 2017 Tax Act in the period it was enacted, which is in the fiscal year ended June 30, 2018.

Prior to the enactment of the 2017 Tax Act, the Company considered earnings from foreign operations to be indefinitely reinvested outside of the United States. The Company is currently evaluating whether to change its indefinite reinvestment assertion in light of the 2017 Tax Act and the Company considers that assessment to be incomplete.

The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. In the fourth quarter of fiscal year 2017, the U.S. Internal Revenue Service (“IRS”) completed its examination procedures including all appeals and administrative review for tax years ended June 30, 2013 and 2014 U.S. federal income tax returns. The IRS proposed an adjustment on the Company’s research and development credit claimed, which resulted in additional tax liability of $1.9 million. The Company accepted and paid for the amount in June 2017. The impact of this one-time adjustment on the income statement was mostly offset by the recognition of other previously unrecognized tax benefits related to the years audited.

In December 2018, the tax authorities completed their audit in Taiwan for fiscal year 2017, which was related to local income taxes in response to the Taiwan tax authority’s proposed adjustment on the Company’s transfer pricing that resulted in additional tax liability of $1.5 million. The Company accepted and paid the $1.5 million in January 2019. The impact of this one-time adjustment on the income statement was predominantly offset by the recognition of previously unrecognized tax benefits related to the years audited.

The Company believes that it has adequately provided reserves for all uncertain tax positions, however, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The federal statute of limitations remains open in general for tax years ended June 30, 2016 through 2018. The state statute of limitations remains open in general for tax years ended June 30, 2015 through 2018. The statutes of limitations in major foreign jurisdictions remain open for examination in general for tax years ended June 30, 2013 through 2018. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

Note 9.        Commitments and Contingencies

Litigation and Claims— In February 2018, the Company became a party to legal proceedings whereby complainants have alleged that it has violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions. See Note 11, "Subsequent Events" for further details. From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, the resolution of any matters will not have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or liquidity.

The Company has entered into indemnification agreements with its current and former directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations.

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through the next 12 months. As of September 30, 2016, these remaining noncancelable commitments were $354.7 million, including $77.3 million for related parties.

Included in the above noncancelable commitments are hard disk drive purchase commitments totaling approximately $42.2 million, which were paid through December 2016. The Company entered into purchase agreements with selected suppliers of hard disk drives in order to ensure continuity of supply for these components. The agreements provide for some variation in the amount of units the Company is required to purchase and the suppliers may modify the purchase price for these components due to significant changes in market or component supply conditions. Product mix for these components may be negotiated quarterly and the purchase price for these components will be reviewed quarterly with the suppliers. The Company has been negotiating the purchase price with the suppliers on an ongoing basis based upon market rates.

Note 10.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	September 30,	June 30,
	2016	2016
United States	$146,379	$142,764
Asia	41,533	42,052
Europe	2,936	3,133
	$190,848	$187,949

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three months ended September 30, 2016 and 2015, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2016	2015
United States	$311,395	$341,276
Europe	107,246	98,491
Asia	87,148	78,548
Other	22,974	20,789
	$528,763	$539,104

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$358,899	67.9%	$373,372	69.3%
Subsystems and accessories	169,864	32.1%	165,732	30.7%
Total	$528,763	100.0%	$539,104	100.0%

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories, and related services.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11. Subsequent Events

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company ("Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment has been accounted for using the equity method. As such, the Corporate Venture is also a related party. The Company recorded a deferred gain related to the contribution of certain technology rights of $7.0 million in the third quarter of fiscal year 2017. The amortization of the deferred gain is being recognized as a credit to research and development expenses in the Company's condensed consolidated statement of operations over a period of five years which represents the estimated period over which the remaining obligations will be fulfilled.

In December 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% and imposes a one-time repatriation transition tax among other provisions. For details, see Note 8, "Income Taxes."

On February 8, 2018, two putative class action complaints were filed against the Company, its Chief Executive Officer, and former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints claim that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff and it filed an amended complaint naming the Company's Senior Vice President of Investor Relations, as an additional defendant. The court approved the parties’ agreement to permit a further amendment of the complaint, which was filed on January 22, 2019. The Company believes the allegations filed are without merit, and intends to vigorously defend against the lawsuit.

In April 2018, the Company repaid and terminated the 2016 Bank of America Credit Facility with proceeds from the 2018 Bank of America Credit Facility. As a result, the Company’s borrowing capacity increased from $155.0 million to $250.0 million. On January 31, 2019, the Company entered into an amendment of the loan and security agreement with respect to the 2018 Bank of America Credit Facility to, among other matters, extend the maturity date of this credit facility from April 30, 2019 to June 30, 2019. For details, see Note 6, "Short-term and Long-term Obligations."

Effective at the open of business on August 23, 2018, the Company’s common stock was suspended from trading on the Nasdaq Global Select Market. Effective March 22, 2019, the Company’s common stock was delisted from the Nasdaq Global Select Market. Since the date the Company’s common stock was suspended from trading on the Nasdaq Global Select Market, its common stock has been quoted on the OTC Market and is currently traded under the symbol “SMCI.”

Note 12. Restatement of Previously Issued Condensed Consolidated Financial Statements

In August 2017, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2017, the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an investigation (the “Investigation”) into certain accounting and internal control matters at the Company, principally focused on certain revenue recognition matters. The Investigation was conducted with the assistance of outside counsel, which retained forensic accountants to assist them in their work. Following the conclusion of the Investigation, the Audit Committee directed its outside counsel and its forensic accountants to conduct additional procedures on an expanded scope of revenue recognition matters. Concurrent with these additional procedures, new members of the Company’s management, under the direction of the Audit Committee, performed a thorough analysis of the Company’s historical financial statements, accounting policies and financial reporting, as well as the Company’s disclosure controls and procedures and its internal control over financial reporting. During the course of the Investigation, the further procedures by outside counsel and the management analysis (collectively, the “Investigation, Procedures and Analysis”), the Audit Committee and management determined certain employees had violated the Company’s Code of Business Conduct and Ethics and discovered accounting and financial reporting errors and certain irregularities. On November 14, 2018, the Board, upon the recommendation, and with the concurrence, of the Audit Committee and new members of management, concluded that certain previously filed consolidated financial statements and related financial information should no longer be relied upon.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As a result, within these condensed consolidated financial statements, the Company has included the restated condensed consolidated financial statements as of September 30, 2016 and June 30, 2016 and for the three months ended September 30, 2016 and September 30, 2015, which is referred to as the "Restatement". The Restatement corrects errors and certain irregularities which are discussed in detail within this footnote.

The errors and certain irregularities primarily related to the timing of recognition of (i) revenue, (ii) expenses related to certain inventory used for engineering and marketing purposes and (iii) expenses related to defective products under warranty not returned by customers. Additionally, errors were identified whereby the Company had derecognized inventory while control over such inventory was retained because the Company was obligated to buy it back.

Restatement

The following is a discussion of the restatement adjustments that were made to the Company’s previously issued condensed consolidated financial statements.

(a) Product revenue

During the three months ended September 30, 2016 and 2015, product revenue was recognized prematurely. As a result of the information gathered in the Investigation, Procedures and Analysis, it was determined that there was an aggressive focus on quarterly revenue without sufficient focus on compliance by an appropriate number of competent resources, and all relevant information was not communicated among the Company’s internal functions as well as the management to both the Audit Committee and the independent auditors that resulted in the inappropriate recording of revenue with insufficient documentation or rigorous assessment of revenue transactions. The Company found instances where (i) title and risk of loss had not transferred to the customer, (ii) persuasive evidence of an arrangement with the customer consistent with the Company’s customary business practices was not present, (iii) the distributor’s price was not fixed or determinable, or (iv) collectibility was not reasonably assured, all of which resulted in premature recognition of revenue.

Also, during the three months ended September 30, 2016 and 2015, revenue was misstated as it was determined from the information gathered in the Investigation, Procedures and Analysis there was a misapplication of accounting principles related to the classification of consideration paid to customers under the Company’s cooperative marketing arrangements for which the Company did not receive an identifiable benefit.

To correct the errors and certain irregularities related to premature revenue recognition, the related revenue and cost of sales were reversed in the period in which the accounting errors took place and have been recognized in subsequent periods when all of the revenue recognition criteria were met. The correction of these errors resulted in net sales and cost of sales for the three months ended September 30, 2016 being decreased by $0.6 million and $1.1 million, respectively, and net sales and cost of sales for the three months ended September 30, 2015 being increased by $13.7 million and $13.5 million, respectively, from amounts previously reported. Additionally, certain related adjustments to reverse accounts receivable, net, of $63.4 million, and to recognize inventories of $52.0 million were made to amounts previously reported as of September 30, 2016. The Company made similar adjustments to reverse accounts receivable, net, of $60.6 million and to recognize inventories of $48.7 million to amounts previously reported as of June 30, 2016. Additionally, certain related adjustments to accounts payable and accrued liabilities, which also impacted cost of sales and sales and marketing expense, were made to the condensed consolidated financial statements in which the accounting errors and certain irregularities occurred.

The Company corrected errors related to consideration paid to customers under the Company’s cooperative marketing arrangements for which the Company did not receive an identifiable benefit, as well as the value of free samples provided to customers. These transactions were incorrectly recorded as sales and marketing expense and have now been corrected and recorded as a reduction of revenue. The correction of these errors resulted in net sales and sales and marketing expense for the three months ended September 30, 2016 and 2015 being reduced by $1.1 million and $0.8 million, respectively, from amounts previously reported.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(b) Services revenue

During the three months ended September 30, 2016 and 2015, services revenue was misstated as it was determined that as a result of the information gathered in the Investigation, Procedures and Analysis there were errors related to inaccurate allocation of contract consideration for multiple element arrangements resulting from (a) lack of proper identification or accounting for contractual service obligations, (b) incorrect allocation of discounts to service related deliverables, and (c) lack of a robust process resulting in inaccurate determination of BESP. Additionally, there were misalignments of the revenue recognition period and the contractual requisite service period. Consequently, certain contracts for extended warranties on products or on-site services in multiple element arrangements were incorrectly recorded as revenue at the time of sale of the product instead of being deferred and amortized over the contractual warranty or service period. The Company had previously identified a portion of these errors in the amount of $9.0 million related to extended warranty in a prior period and had adjusted the condensed consolidated financial statements for the fiscal quarter ended September 30, 2015 for their cumulative effect with an out-of-period correction to revenues.

To correct these errors, the Company reversed the revenue and the out-of-period correction to revenues in the period in which the accounting errors or out-of-period adjustment took place, quantified an amount for these services by determining a best estimated selling price for these services based on a percentage of the separately priced product deliverables in the arrangement, and deferred and amortized the quantified amount of revenue over the contractual warranty or service period. Additionally, certain related adjustments to deferred revenues, which are included in accrued liabilities and other long-term liabilities, were made to the condensed consolidated balance sheet at the end of the period in which the errors occurred. The correction of these errors resulted in net sales for the three months ended September 30, 2016 being increased by $1.7 million and net sales for the three months ended September 30, 2015 being increased by $6.9 million, accrued liabilities being increased by $8.8 million and other long-term liabilities being increased by $3.4 million as of September 30, 2016 from amounts previously reported. Accrued liabilities were increased by $9.3 million and other long-term liabilities by $4.6 million as of June 30, 2016 from amounts previously reported.

(c) Inventory

As of September 30, 2016 and June 30, 2016, inventories were overstated due to misapplication of accounting principles, whereby materials issued from inventory to research and development projects and marketing with no alternative use were included as inventory and expensed upon completion of a project rather than being expensed upon consumption.

Also as of September 30, 2016 and June 30, 2016, inventories were understated due to misapplication of accounting principles, whereby (i) inventory of materials transferred to certain contract manufacturers was improperly derecognized upon transfer that the Company retained control over the materials because it was obligated to buy them back; and (ii) in-transit inventory was not being recorded in the appropriate period due to improper cut-off procedures.

To correct the errors related to inventory overstatement, the Company has recorded the materials as a research and development expense, or a marketing expense, in the period that inventory was consumed. The correction of the overstatement errors resulted in a $3.4 million decrease in inventories as of September 30, 2016 from amounts previously reported. The Company made similar adjustments to decrease inventories by $2.1 million as of June 30, 2016 from amounts previously reported.

To correct the errors related to inventory understatement, the Company has adjusted the carrying value of inventory in the periods in which the errors took place. The correction of these understatement errors resulted in a $29.6 million increase in inventories, as well as $21.0 million increase in accrued liabilities as of September 30, 2016 from amounts previously reported. Additionally, certain related adjustments to cost of sales, inventories, accounts payable and accrued liabilities were made to the condensed consolidated financial statements in the period in which the errors occurred. The Company made similar adjustments to increase inventories and accrued liabilities by $20.8 million and $16.1 million as of June 30, 2016, respectively, from amounts previously reported.

(d) Other

The Company corrected the following errors impacting the condensed consolidated financial statements:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•
The Company did not correctly record receivables from suppliers as prepaid expenses and other current assets. The correction of this error resulted in a $50.3 million decrease in accounts receivable, net, a $64.0 million increase in prepaid expenses and other current assets, and an increase to accounts payable of $13.7 million as of September 30, 2016 from amounts previously reported. The Company made similar adjustments as of June 30, 2016 from amounts previously reported which resulted in a $56.3 million decrease in accounts receivable, net, a $63.6 million increase in prepaid expenses and other current assets, and an increase to accounts payable of $7.3 million.

•
The Company did not record the payments for certain payroll tax related liabilities, as well as did not accrue certain withholding tax liabilities, in the appropriate periods. The correction of the error resulted in a $2.1 million decrease in cash and cash equivalents, and a corresponding decrease in accrued liabilities as of September 30, 2016 from amounts previously reported. The Company made similar adjustments as of June 30, 2016 from amounts previously reported which resulted in a $2.1 million decrease in cash and cash equivalents, and a corresponding decrease in accrued liabilities.

The Company corrected other immaterial misstatements relating to (i) sales taxes, (ii) stock-based compensation expense, (iii) accounts receivable and related allowances, (iv) other assets, (v) accounts payable, and (vi) prepaid expenses and other current assets.

Additionally, the Company changed the presentation of foreign exchange gains and (losses) of $(0.5) million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, from general and administrative expenses, as previously reported, to other income (expense), net in the condensed consolidated statement of operations.

(e) Income taxes

The Company has recorded tax adjustments to reflect the impacts of the Restatement and other income tax related error corrections.

Impact on Condensed Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 is as follows (in thousands, except per share amounts):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30, 2016
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$528,968	$(1,903)	$1,698	$—	$—	$—	$528,763
Cost of sales (1)	448,904	(1,374)	—	(1,406)	87	—	446,211
Gross profit	80,064	(529)	1,698	1,406	(87)	—	82,552
Operating expenses:
Research and development	33,191	—	—	1,194	(235)	—	34,150
Sales and marketing	15,916	(1,051)	—	285	13	—	15,163
General and administrative	10,755	—	—	—	61	—	10,816
Total operating expenses	59,862	(1,051)	—	1,479	(161)	—	60,129
Income from operations	20,202	522	1,698	(73)	74	—	22,423
Other income (expense), net	29	—	—	—	(478)	—	(449)
Interest expense	(330)	—	—	—	—	—	(330)
Income before income tax provision	19,901	522	1,698	(73)	(404)	—	21,644
Income tax provision	6,369	—	—	—	—	(98)	6,271
Net income	$13,532	$522	$1,698	$(73)	$(404)	$98	$15,373
Net income per common share:
Basic	$0.28						$0.32
Diluted	$0.26						$0.30
Weighted-average shares used in calculation of net income per common share:
Basic	48,165						48,165
Diluted	51,120						51,120
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Three Months Ended September 30,
	2016		2016
	As Previously Reported	Adjustments	As Restated
Net sales	$3,342	$225	$3,567
Cost of sales*	50,205	15	50,220
* Represents purchases from related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30, 2015
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$519,618	$12,616	$6,870	$—	$—	$—	$539,104
Cost of sales (1)	447,403	13,269	—	1,013	(56)	—	461,629
Gross profit	72,215	(653)	6,870	(1,013)	56	—	77,475
Operating expenses:
Research and development	28,326	—	—	7	(186)	—	28,147
Sales and marketing	14,249	(792)	—	104	16	—	13,577
General and administrative	8,200	—	—	—	2,346	—	10,546
Total operating expenses	50,775	(792)	—	111	2,176	—	52,270
Income from operations	21,440	139	6,870	(1,124)	(2,120)	—	25,205
Other income (expense), net	87	—	—	—	1,981	—	2,068
Interest expense	(324)	—	—	—	—	—	(324)
Income before income tax provision	21,203	139	6,870	(1,124)	(139)	—	26,949
Income tax provision	7,504	—	—	—	—	2,094	9,598
Net income	$13,699	$139	$6,870	$(1,124)	$(139)	$(2,094)	$17,351
Net income per common share:
Basic	$0.29						$0.37
Diluted	$0.27						$0.34
Weighted-average shares used in calculation of net income per common share:
Basic	47,517						47,517
Diluted	51,352						51,352
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Three Months Ended September 30,
	2015		2015
	As Previously Reported	Adjustments	As Restated
Net sales	$5,220	$5,544	$10,764
Cost of sales*	59,261	693	59,954
* Represents purchases from related parties.

Impact on Condensed Consolidated Balance Sheets

The effect of the Restatement described above on the accompanying condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016 is as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of September 30, 2016
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$146,696	$—	$—	$—	$(2,135)	$—	$144,561
Accounts receivable, net (1)*	328,267	(63,438)	—	—	(48,664)	—	216,165
Inventories	499,987	52,020	—	26,889	908	—	579,804
Prepaid income taxes	1,019	—	—	—	—	—	1,019
Prepaid expenses and other current assets (1)	13,402	—	—	—	71,666	—	85,068
Total current assets	989,371	(11,418)	—	26,889	21,775	—	1,026,617
Long-term investments	2,643	—	—	—	—	—	2,643
Property, plant, and equipment, net	190,848	—	—	—	—	—	190,848
Deferred income taxes, net	29,666	—	—	—	—	4,412	34,078
Other assets	8,053	—	—	—	3,336	—	11,389
Total assets	$1,220,581	$(11,418)	$—	$26,889	$25,111	$4,412	$1,265,575
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (1)	$287,638	$—	$—	$6,767	$25,107	$—	$319,512
Accrued liabilities (1)	60,843	(186)	8,806	21,222	2,315	—	93,000
Income taxes payable	6,029	—	—	—	—	318	6,347
Short-term debt and current portion of long-term debt	60,983	—	—	—	—	—	60,983
Total current liabilities	415,493	(186)	8,806	27,989	27,422	318	479,842
Long-term debt	37,212	—	—	—	—	—	37,212
Other long-term liabilities	44,661	—	3,407	—	—	—	48,068
Total liabilities	497,366	(186)	12,213	27,989	27,422	318	565,122
Stockholders' equity:
Common stock and additional paid-in capital	284,090	—	—	—	2,190	59	286,339
Treasury stock	(20,491)	—	—	—	—	—	(20,491)
Accumulated other comprehensive loss	(76)	—	—	—	—	—	(76)
Retained earnings	459,503	(11,232)	(12,213)	(1,100)	(4,501)	4,035	434,492
Total Super Micro Computer, Inc. stockholders' equity	723,026	(11,232)	(12,213)	(1,100)	(2,311)	4,094	700,264
Noncontrolling interest	189	—	—	—	—	—	189
Total stockholders’ equity	723,215	(11,232)	(12,213)	(1,100)	(2,311)	4,094	700,453
Total liabilities and stockholders' equity	$1,220,581	$(11,418)	$—	$26,889	$25,111	$4,412	$1,265,575
__________________________
* Previously reported allowances for accounts receivable as of September 30, 2016 were $2,839, now corrected and restated to$2,848.

(1) Transactions with related parties are included in the line items above as follows:

	As of September 30,
	2016		2016
	As Reported	Adjustments	As Restated
Accounts receivable, net	$7,251	$(7,155)	$96
Prepaid expenses and other current assets	—	17,678	17,678
Accounts payable	38,290	10,879	49,169
Accrued liabilities	—	10,597	10,597

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of June 30, 2016
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$180,964	$—	$—	$—	$(2,144)	$—	$178,820
Accounts receivable, net (1)*	288,941	(60,590)	—	—	(53,418)	—	174,933
Inventories	448,980	48,714	—	18,205	908	—	516,807
Prepaid income taxes	5,682	—	—	—	—	(1,341)	4,341
Prepaid expenses and other current assets (1)	13,435	—	—	—	65,992	—	79,427
Total current assets	938,002	(11,876)	—	18,205	11,338	(1,341)	954,328
Long-term investments	2,643	—	—	—	—	—	2,643
Property, plant, and equipment, net	187,949	—	—	—	—	—	187,949
Deferred income taxes, net	28,460	—	—	—	—	5,218	33,678
Other assets	8,546	—	—	—	4,339	—	12,885
Total assets	$1,165,600	$(11,876)	$—	$18,205	$15,677	$3,877	$1,191,483
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (1)	$249,239	$5	$—	$2,981	$15,166	$—	$267,391
Accrued liabilities (1)	55,618	(128)	9,313	16,251	2,542	—	83,596
Income taxes payable	5,172	—	—	—	—	(118)	5,054
Short-term debt and current portion of long-term debt	53,589	—	—	—	—	—	53,589
Total current liabilities	363,618	(123)	9,313	19,232	17,708	(118)	409,630
Long-term debt	40,000	—	—	—	—	—	40,000
Other long-term liabilities	40,603	—	4,597	—	—	—	45,200
Total liabilities	444,221	(123)	13,910	19,232	17,708	(118)	494,830
Stockholders' equity:			—
Common stock and additional paid-in capital	277,339	—	—	—	2,067	59	279,465
Treasury stock	(2,030)	—	—	—	—	—	(2,030)
Accumulated other comprehensive loss	(85)	—	—	—	—	—	(85)
Retained earnings	445,971	(11,753)	(13,910)	(1,027)	(4,098)	3,936	419,119
Total Super Micro Computer, Inc. stockholders' equity	721,195	(11,753)	(13,910)	(1,027)	(2,031)	3,995	696,469
Noncontrolling interest	184	—	—	—	—	—	184
Total stockholders’ equity	721,379	(11,753)	(13,910)	(1,027)	(2,031)	3,995	696,653
Total liabilities and stockholders' equity	$1,165,600	$(11,876)	$—	$18,205	$15,677	$3,877	$1,191,483
_________________________
* Previously reported allowances for accounts receivable as of June 30, 2016 were $2,721, now corrected and restated to $2,413.

(1) Transactions with related parties are included in the line items above as follows:

	As of June 30, 2016
	As Reported	Adjustments	As Restated
Accounts receivable, net	$4,678	$(4,629)	$49
Prepaid expenses and other current assets	—	9,622	9,622
Accounts payable	39,152	5,789	44,941
Accrued liabilities	—	5,354	5,354

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Impact on Condensed Consolidated Statements of Cash Flows

    The effect of the Restatement described above on the accompanying condensed consolidated statements of cash flows for the three months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30, 2016
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net income	$13,532	$1,841	$15,373
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,802	—	3,802
Stock-based compensation expense	4,504	123	4,627
Excess tax benefits from stock-based compensation	(302)	—	(302)
Allowance for doubtful accounts	73	417	490
Provision for excess and obsolete inventories	3,893	17	3,910
Foreign currency exchange loss (gain)	698	(204)	494
Deferred income taxes, net	(1,182)	782	(400)
Changes in operating assets and liabilities:
Accounts receivable, net (1)	(39,399)	(2,156)	(41,555)
Inventories	(54,900)	(12,007)	(66,907)
Prepaid expenses and other assets (1)	465	(1,370)	(905)
Accounts payable (1)	43,362	13,600	56,962
Income taxes payable	5,314	(4,053)	1,261
Accrued liabilities (1)	4,992	4,396	9,388
Other long-term liabilities	4,105	(1,184)	2,921
Net cash (used in) provided by operating activities	(11,043)	202	(10,841)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (1)	(11,646)	—	(11,646)
Change in restricted cash	116	—	116
Net cash used in investing activities	(11,530)	—	(11,530)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	73,916	—	73,916
Repayment of debt	(70,033)	—	(70,033)
Payments to acquire treasury stock	(18,461)	—	(18,461)
Proceeds from exercise of stock options	2,939	—	2,939
Excess tax benefits from stock-based compensation	302	—	302
Payment of withholding tax on vesting of restricted stock units	(660)	—	(660)
Payments of obligations under capital leases	(56)	—	(56)
Advances under receivable financing arrangements	19	—	19
Net cash used in financing activities	(12,034)	—	(12,034)
Effect of exchange rate fluctuations on cash	339	(193)	146
Net increase (decrease) in cash and cash equivalents	(34,268)	9	(34,259)
Cash and cash equivalents at beginning of period	180,964	(2,144)	178,820
Cash and cash equivalents at end of period	$146,696	$(2,135)	$144,561
Supplemental disclosure of cash flow information:
Cash paid for interest	$316	$—	$316
Cash paid for taxes, net of refunds	$1,212	$—	$1,212
Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (1)	$4,070	$1,815	$5,885
__________________________
(1) Transactions with related parties are included in the line items above as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three months ended September 30,
	2016		2016
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Accounts receivable, net	$(2,573)	$2,526	$(47)
Prepaid expenses and other assets	—	(8,056)	(8,056)
Accounts payable	(862)	5,090	4,228
Accrued liabilities	—	5,243	5,243
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,275)	(2,275)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property, plant and equipment purchases	—	627	627

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net income	$13,699	$3,652	$17,351
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,753	—	2,753
Stock-based compensation expense	3,876	11	3,887
Excess tax benefits from stock-based compensation	(134)	—	(134)
Allowance for doubtful accounts	98	508	606
Provision for excess and obsolete inventories	1,718	(49)	1,669
Foreign currency exchange loss (gain)	(2,007)	19	(1,988)
Deferred income taxes, net	(2,221)	1,747	(474)
Changes in operating assets and liabilities:
Accounts receivable, net (1)	25,418	(10,664)	14,754
Inventories	404	15,629	16,033
Prepaid expenses and other assets (1)	(1,247)	9,933	8,686
Accounts payable (1)	(37,652)	(12,913)	(50,565)
Income taxes payable	2,966	224	3,190
Accrued liabilities (1)	3,686	(3,536)	150
Other long-term liabilities	8,949	(3,708)	5,241
Net cash provided by operating activities	20,306	853	21,159
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (1)	(7,662)	—	(7,662)
Change in restricted cash	(3)	—	(3)
Net cash used in investing activities	(7,665)	—	(7,665)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	4,700	—	4,700
Repayment of debt	(2,900)	—	(2,900)
Proceeds from exercise of stock options	951	—	951
Excess tax benefits from stock-based compensation	134	—	134
Payment of withholding tax on vesting of restricted stock units	(196)	—	(196)
Payments of obligations under capital leases	(39)	—	(39)
Payments under receivable financing arrangements	(37)	—	(37)
Net cash provided by financing activities	2,613	—	2,613
Effect of exchange rate fluctuations on cash	198	(395)	(197)
Net increase in cash and cash equivalents	15,452	458	15,910
Cash and cash equivalents at beginning of period	95,442	(2,522)	92,920
Cash and cash equivalents at end of period	$110,894	$(2,064)	$108,830
Supplemental disclosure of cash flow information:
Cash paid for interest	$298	$—	$298
Cash paid for taxes, net of refunds	$5,736	$—	$5,736
Non-cash investing and financing activities:
Equipment purchased under capital leases	$42	$—	$42
Unpaid property, plant and equipment purchases (1)	$5,735	$2,487	$8,222
__________________________
(1) Transactions with related parties are included in the line items above as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three months ended September 30,
	2015		2015
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Accounts receivable, net	$1,212	$(1,142)	$70
Prepaid expenses and other assets	—	3,066	3,066
Accounts payable	(3,129)	(7,613)	(10,742)
Accrued liabilities	—	(764)	(764)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(751)	(751)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property, plant and equipment purchases	—	640	640

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q/A contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks discussed under “Risk Factors” in Part II, Item 1A of this filing. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q/A and with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017, which we expect to file subsequent to the filing of this Quarterly Report on Form 10-Q/A and which will include our restated consolidated financial statements for the years ended June 30, 2016 and 2015.

Background of Investigation, Procedures and Analysis

See "Explanatory Note" to this Quarterly Report on Form 10-Q/A.

Nasdaq Delisting of Our Common Stock

As a result of the delay in filing our periodic reports with the SEC and failure to hold an annual meeting, we were unable to comply with the Nasdaq listing standards and our common stock was suspended from trading on the Nasdaq Global Select Market effective August 23, 2018 and formally delisted effective March 22, 2019. Following the suspension of trading, our common stock has been quoted on the OTC Market and is currently traded under the symbol “SMCI.”

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise, big data, high performance computing ("HPC") and internet of things ("IoT")/embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services.

We commenced operations in 1993 and have been profitable every year since inception. Our net income was $15.4 million and $17.4 million for the three months ended September 30, 2016 and 2015, respectively.

In order to increase our sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise sales. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin as key measures of profitability, and cash conversion cycle as a key measure of working capital management. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel Corporation, Advanced Micro Devices, Inc. and Nvidia Corporation carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Financial Highlights

The following is a summary of other financial highlights of the first quarter of fiscal 2017:

•	Net sales decreased by 1.9% as compared to the three months ended September 30, 2015 which was primarily due to a decrease in sales of our server systems.

•
Gross margin percentage was 15.6% in the three months ended September 30, 2016, as compared with the 14.4% for three months ended September 30, 2015, which increase was primarily due to the decrease in sales of server systems, which have lower margins.

•
Operating expenses increased by 14.9% as compared to the three months ended September 30, 2015, and represented 11.4% of sales in the three months ended September 30, 2016, while in the three months ended September 30, 2015 operating expenses represented 9.7% of sales. This increase was mainly due to our continued increase in our human talent, primarily with respect to further investments in research and development.

Subsequent Events

For details, see Part I, Item 1, Note 11, "Subsequent Events", in our notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2017, for example, refer to the fiscal year ending June 30, 2017.

Revenues and Expenses

Net sales. Net sales consist of sales of our server solutions, including server systems and related services, subsystems and accessories. The main factors that impact our net sales are the number of compute nodes sold, the average selling prices per node for our server system sales and units shipped and the average selling price per unit for our subsystem and accessories. The prices for our server systems range widely depending upon the configuration, including the number of compute nodes, and the prices for our subsystems and accessories vary based on the type. A compute node is a hardware configuration having its own CPU, RAM and storage and that is capable of running its own instance of a non-virtualized operating system. Measuring volume using compute nodes enables more consistent measurement across different server form factors and across different vendors. As with most electronics-based products, average selling prices typically are highest at the time of introduction of new products that utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products.

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolete provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change in the cost of materials based on market conditions. As a result, our cost of sales as a percentage of sales in any period can be negatively impacted by significant component price increases resulting from component shortages.

Research and development expenses. Research and development expenses consist of the personnel and related expenses including stock-based compensation of our research and development teams, and materials and supplies, consulting services, third party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering (“NRE”) funding from certain suppliers and customers for joint development. Under these programs, we are reimbursed for certain research and development costs that we incur as part of the joint development of our products and those of our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, stock-based compensation and incentive bonuses for our sales and marketing personnel, costs for tradeshows, independent sales representative fees and marketing programs. From time to time, we receive cooperative marketing funding from certain suppliers. Under these programs, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. The timing, magnitude and estimated usage of these programs can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, reimbursed by our suppliers, typically increases in connection with significant product releases by our suppliers.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, information technology, corporate governance and compliance and outside legal, audit and tax fees.

Other income (expense), net. Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

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

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Organization and Summary of Significant Accounting Policies" in our notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A.

Results of Operations

Net Sales

The following table presents net sales by product type for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Server systems	$358.9	$373.4	$(14.5)	(3.9)%
Percentage of total net sales	67.9%	69.3%
Subsystems and accessories	$169.9	$165.7	$4.2	2.5%
Percentage of total net sales	32.1%	30.7%
Total net sales	$528.8	$539.1	$(10.3)	(1.9)%

Comparison of Three Months Ended September 30, 2016 and 2015

The decrease of $10.3 million in our net sales in the three months ended September 30, 2016 as compared with the three months ended September 30, 2015 was primarily due to a decrease in sales of our server systems. The decrease in server system sales was primarily due to a decrease of average selling price per node from $3,027 per compute node in the three months ended September 30, 2015 to $2,758 per compute node in the three months ended September 30, 2016. The reduction in average selling price per node was partially offset by an increase in volume of server systems sold and increase sales in subsystems and accessories. The increase in sales in subsystems and accessories is primarily due to increase of average selling price from $180 per unit in the three months ended September 30, 2015 to $182 per unit in the three months ended September 30, 2016.

The following table presents the percentages of net sales from products sold to distributors and direct and original equipment manufacturers ("OEM") customers for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
	2016	2015	%
Distributors	50.7%	47.5%	3.2%
Direct and OEM customers	49.3%	52.5%	(3.2)%
Total net sales	100.0%	100.0%

The increase in net sales to distributors in the three months ended September 30, 2016 as compared with the three months ended September 30, 2015 was primarily due to the higher demand for our subsystem and accessories that are typically sold through distributors. The decrease in net sales to direct and OEM customers in the three months ended September 30, 2016 as compared with the three months ended September 30, 2015 was primarily due to the lower demand for our server systems.

The following table presents percentages of net sales by geographic region for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
	2016	2015	%
United States	58.9%	63.2%	(4.3)%
Europe	20.3%	18.3%	2.0%
Asia	16.5%	14.6%	1.9%
Others	4.3%	3.9%	0.4%
Total net sales	100.0%	100.0%

The decrease in net sales in the United States in the three months ended September 30, 2016 was primarily due to the lower sales of server systems to our cloud computing and internet data center customers. As a result, our United States sales as a percentage of total net sales decreased in the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. The increase in net sales in Europe and Asia in the three months ended September 30, 2016 as a percentage of total net sales as compared with the three months ended September 30, 2015 was primarily due to the higher demand for our server systems in the United Kingdom, Japan and China.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three months ended September 30, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Cost of sales	$446.2	$461.6	$(15.4)	(3.3)%
Gross profit	$82.6	$77.5	$5.1	6.6%
Gross margin	15.6%	14.4%		1.2%

Comparison of Three Months Ended September 30, 2016 and 2015

The $15.4 million decrease in cost of sales in the three months ended September 30, 2016 as compared with the three months ended September 30, 2015 was primarily attributable to a decrease of $20.4 million in product cost related to the decrease in net sales, partially offset by an increase of $2.2 million in inventory provision due to an increase in reserves for specific product issues, an increase of $1.3 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and an increase of 88 operation personnel to support the growth of our business and an increase of $1.1 million in warranty provision due to higher cost of servicing warranty claims.

Gross margin percentage of 15.6% for the three months ended September 30, 2016 increased from 14.4% for three months ended September 30, 2015. This increase was primarily due to reduced sales of cloud computing and internet data center server systems which typically have lower margins.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Research and development	$34.1	$28.2	$5.9	20.9%
Percentage of total net sales	6.4%	5.2%
Sales and marketing	$15.2	$13.6	$1.6	11.8%
Percentage of total net sales	2.9%	2.5%
General and administrative	$10.8	$10.5	$0.3	2.9%
Percentage of total net sales	2.0%	2.0%
Total operating expenses	$60.1	$52.3	$7.8	14.9%
Percentage of total net sales	11.4%	9.7%

Comparison of Three Months Ended September 30, 2016 and 2015

Research and development expenses. Research and development expenses increased by $5.9 million in the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. The increase was primarily due to an increase of $5.4 million in compensation and benefits including stock-based compensation expense and an increase of $1.3 million in product development expenses for prototype materials, partially offset by an increase of $0.6 million reimbursement received for certain research and development costs that we incur as part of the joint development of our and our suppliers’ and customers’ products. Our compensation and benefit expense increased primarily as a result of an increase in annual salaries and an increase of 159 research and development personnel to support our expanded product development initiatives in the United States and in Taiwan and to support the growth of our business.

Sales and marketing expenses. Sales and marketing expenses increased by $1.6 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to an increase of $1.3 million in compensation and benefits including stock-based compensation expense as a result of an increase in annual salaries and an increase of 38 sales and marketing personnel and an increase of $0.2 million in outside compensation expenses.

General and administrative expenses. General and administrative expenses was $10.8 million, or 2.0% of net sales, for the three months ended September 30, 2016 which remained relatively consistent as compared with the $10.5 million, or 2.0% of net sales, for three months ended September 30, 2015.

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other income (expense), net for the three months ended September 30, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Other income (expense), net	$(0.4)	$2.1	$(2.5)	(119.0)%
Interest expense	(0.3)	(0.3)	—	—%
Interest and other income (expense), net	$(0.7)	$1.8	$(2.5)	(138.9)%

Comparison of Three Months Ended September 30, 2016 and 2015

Interest and other income (expense), net. Interest and other income (expense), net decreased by $2.5 million in the three months ended September 30, 2016, as compared with the three months ended September 30, 2015. This change was primarily due to a foreign currency loss related to the remeasurement of our NTD$700.0 million CTBC Bank term loan.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three months ended September 30, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Income tax provision	$6.3	$9.6	$(3.3)	(34.4)%
Percentage of total net sales	1.2%	1.8%
Effective tax rate	29.0%	35.6%

Comparison of Three Months Ended September 30, 2016 and 2015

Income tax provision. Provision for income taxes decreased by $3.3 million, or 34.4% in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The effective tax rate was 29.0% and 35.6% for the three months ended September 30, 2016 and 2015, respectively. The lower income tax provision for the three months ended September 30, 2016 was primarily attributable to our lower operating income. The effective tax rate for the three months ended September 30, 2016 was lower primarily due to the domestic production activities deduction and U.S. federal research and development ("R&D") tax credits.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents were $144.6 million and $178.8 million as of September 30, 2016 and June 30, 2016, respectively. Our cash in foreign locations was $41.3 million and $46.5 million as of September 30, 2016 and June 30, 2016, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations. We believe that our current cash and cash equivalents are adequate to meet our needs, including any debt balances due at maturity, for the next twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities. Net cash provided by (used in) operating activities was $(10.8) million and $21.2 million for the three months ended September 30, 2016 and 2015, respectively.

Net cash used in our operating activities for the three months ended September 30, 2016 was primarily due to cash outflows from an increase in inventories of $66.9 million and an increase in accounts receivable of $41.6 million. These cash outflows were partially offset by cash inflows from an increase in accounts payable of $57.0 million, our net income of $15.4 million, an increase in income tax payable of $1.3 million, an increase in accrued liabilities of $9.4 million, an increase in other long-term liabilities of $2.9 million, noncash charges from stock-based compensation expense of $4.6 million, provision for excess and obsolete inventories of $3.9 million, and depreciation and amortization expense of $3.8 million. The increase in inventories and accounts payable was primarily due to an increase in anticipated sales as well as an increase in market prices for inventories related to memory and SSD components. In addition, we staged inventory to support new product launches. We anticipate that accounts receivable, inventories and accounts payable will increase to the extent we continue to grow our product lines and our business.

Net cash provided by our operating activities for the three months ended September 30, 2015 was primarily due to a decrease in accounts receivable of $14.8 million, our net income of $17.4 million, a decrease in inventories of $16.0 million, an increase in other long-term liabilities of $5.2 million, an increase in income taxes payable of $3.2 million, a decrease in prepaid expenses and other assets of $8.7 million, and non-cash charges from stock-based compensation expense of $3.9 million, depreciation and amortization expense of $2.8 million and provision for excess and obsolete inventories of $1.7 million. The cash inflows were partially offset by cash outflows from a decrease in accounts payable of $50.6 million and foreign exchange gain of $2.0 million. The decrease in accounts receivable was due to lower sales in the first quarter of fiscal year 2016 than the fourth quarter of fiscal 2015 while decrease in inventories and accounts payable were due to lower anticipated sales volume in the second quarter of fiscal year 2016.

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

In the three months ended September 30, 2015, we borrowed an additional $4.7 million under our revolving line of credit from Bank of America and CTBC Bank and repaid $2.9 million in loans. Further, we received $1.0 million in connection with the exercise of stock options in the three months ended September 30, 2015.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2015 Bank of America Credit Facility

In June 2015, we entered into an amendment to our then existing credit agreement with Bank of America N.A. ("Bank of America"), which provided for (i) a $65.0 million revolving line of credit facility that would have matured on November 15, 2015 and (ii) a five-year $14.0 million term loan facility (collectively, the “2015 Bank of America Credit Facility”). The term loan was secured by three buildings located in San Jose, California and the principal and interest was payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In May 2016, we extended the revolving line of credit to mature on June 30, 2016.

2016 Bank of America Credit Facility

In June 2016, we entered into a new credit agreement with Bank of America, which provided for (i) a $55.0 million revolving line of credit facility including a $5.0 million letter of credit sublimit that was to mature on June 30, 2017 and (ii) a five-year $50.0 million term loan facility (collectively, the “2016 Bank of America Credit Facility”). The 2016 Bank of America Credit Facility replaced the 2015 Bank of America Credit Facility. The 2016 Bank of America Credit Facility term loan is secured by seven buildings located in San Jose, California and the property, plant and equipment and the inventory in those buildings. The principal and interest of the 2016 Bank of America Credit Facility term loan are payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum. The interest rate for the 2016 Bank of America Credit Facility revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.52% at September 30, 2016. The letter of credit bears interest at a rate of 1.25% per annum. In May 2017, we entered into an amendment to the 2016 Bank of America Credit Facility to increase the revolving line of credit to $85.0 million and extended the maturity date of the revolving lines of credit to October 31, 2018. Prior to the maturity, in April 2018, we repaid and terminated the 2016 Bank of America Credit Facility with proceeds from a new revolving line of credit (the "2018 Bank of America Credit Facility").

In June 2016, we also entered into a separate credit agreement as a part of the 2016 Bank of America Credit Facility, which provided for a revolving line of credit of $10.0 million for our Taiwan and Netherlands subsidiaries that was to mature on June 30, 2017. The interest rate of the revolving line of credit is equal to a minimum of 0.9% per annum plus the lender's cost of funds. In December 2016, we entered into an amendment to this separate credit agreement to increase the revolving line of credit from $10.0 million to $20.0 million. We extended the revolving line of credit to mature on October 31, 2018. Under the terms of this separate credit agreement, we cannot directly or indirectly pay any dividends, except in limited situations.

As of September 30, 2016 and June 30, 2016, the total outstanding borrowings under the 2016 Bank of America Credit Facility term loans was $47.5 million and $0.9 million, respectively. The total outstanding borrowings under the 2016 Bank of America Credit Facility revolving lines of credit was $11.2 million and $62.2 million as of September 30, 2016, and June 30, 2016, respectively. The interest rates for these loans ranged from 1.08% to 1.77% per annum as of September 30, 2016 and from 1.02% to 1.96% per annum as of June 30, 2016, respectively. As of September 30, 2016, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $53.8 million. As of September 30, 2016, total assets amounting to $996.7 million collateralized the line of credit with Bank of America under the credit agreement, which represent our total assets of our United States headquarters, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of September 30, 2016, total assets collateralizing the term loan with Bank of America under the credit agreement were $82.0 million.

2018 Bank of America Credit Facility

In April 2018, we entered into the 2018 Bank of America Credit Facility, which replaced the 2016 Bank of America Credit Facility. The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders. The 2018 Bank of America Credit Facility expires after 364 days, or at our option, and if certain conditions are satisfied, including being current on all of our delinquent quarterly and annual filings with the SEC, may convert into a 5-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the 5-year revolving credit facility, interest shall be at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the 5-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to both Super Micro Computer and Super Micro Computer B.V. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of our assets. Upon conversion to the 5-year revolving credit facility both Super Micro Computer’s assets, and at our option, Super Micro Computer B.V.'s assets will be used as collateral. Under the terms of the 2018 Bank of America Credit Facility, we cannot pay any dividends.

On January 31, 2019, we paid a fee and entered into an amendment of the 2018 Bank of America Credit Facility that resulted in the extension of the maturity date of the 2018 Bank of America Credit Facility from April 19, 2019 to June 30, 2019.

CTBC Bank

In April 2016, we entered into a credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD$700.0 million or $21.6 million U.S. dollar equivalent term loan facility secured by our land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which was adjusted monthly, which term loan facility also included a 12-month line of guarantee up to NTD$100.0 million or $3.1 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which was adjusted monthly (collectively, the “CTBC Credit Facility”). The total borrowings allowed under the CTBC Credit Facility was capped at $40.0 million. We extended the CTBC Credit Facility to mature on May 31, 2017.

In May 2017, we renewed the credit agreement with respect to the CTBC Credit Facility, such that it provides for (i) a 12-month NTD$700.0 million or $23.0 million U.S. dollar equivalent term loan facility secured by our land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also included a 12-month line of guarantee up to NTD$100.0 million or $3.3 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $50.0 million with an interest rate equal to the lender's established USD interest rate plus an interest rate ranging from 0.40% to 0.45% per annum which is adjusted monthly. The total borrowings allowed under the CTBC Credit Facility were capped at $50.0 million.

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in Taiwanese dollars and remeasured into U.S. dollars of $21.1 million and $20.4 million at September 30, 2016 and June 30, 2016, respectively. At September 30, 2016 and June 30, 2016, the total outstanding borrowings under the CTBC Credit Facility revolving line of credit was $18.8 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.89% and 1.27% at September 30, 2016 and 0.90% and 1.25% per annum at June 30, 2016. At September 30, 2016, the amount available for future borrowing under the CTBC Credit Facility was $0.1 million. As of September 30, 2016, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Facility term loan was $26.7 million. Under the terms of the May 2017 renewed credit agreement, the CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity we entered into a new credit agreement with CTBC Bank in January 2018.

In January 2018, we entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD$700.0 million or $23.6 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month line of guarantee up to NTD$100.0 million or $3.4 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum and (ii) a 12-month NTD$1,500.0 million or $50.5 million U.S. dollar equivalent term loan facility with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly (collectively, the “2018 CTBC Credit Facility”). The 2018 CTBC Credit Facility replaced the CTBC Credit Facility. The total borrowings allowed under the 2018 CTBC Credit Facility was initially capped at $50.0 million and in August 2018 was reduced to $40.0 million. In April 2019, we extended the maturity of 2018 CTBC Credit Facility to June 30, 2019.

Covenant Compliance

2018 Bank of America Credit Facility
The credit agreement with Bank of America related to the 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us. The credit agreement contains a financial covenant, which requires that we maintain a Fixed Charge Coverage Ratio, as defined in the agreement of at least 1.00 for each twelve-month period while a Trigger Period, as defined in the agreement, is in effect. We have maintained compliance with this covenant.
On September 7, 2018, Bank of America issued an extension letter to us in connection with the 2018 Bank of America Credit Facility, which extended the delivery date of our audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to January 31, 2019. On January 31, 2019, we entered into an amendment of the loan and security agreement with respect to the 2018 Bank of America Credit Facility to, among other matters, (a) extend the delivery date of our audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to June 30, 2019, and (b) require the delivery, by no later than March 31, 2019, of our audited consolidated financial statements for the fiscal year ended June 30, 2017. In April 2019, we paid a fee to extend the delivery of our audited consolidated financial statements for the fiscal year ended June 30, 2017 to June 30, 2019. We intend to negotiate the further extension for delivery of our audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018.

CTBC Bank

There are no financial covenants associated with the CTBC Credit Facility or the 2018 CTBC Credit Facility.

Share Repurchase Program

In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100.0 million of our common stock in the open market or in private transactions during the next twelve months at prevailing market prices. During the three months ended September 30, 2016, we purchased 888,097 shares of our common stock in the open market at a weighted average price of $20.79 per share for approximately $18.5 million. Repurchases were made under the program using our own cash resources. The repurchase program ended in July 2017.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies”, in our notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A.

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.89% to 1.77% at September 30, 2016 and 0.90% to 1.96% at June 30, 2016, respectively. Based on the outstanding principal indebtedness of $98.6 million under our credit facilities as of September 30, 2016, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three months ended September 30, 2016 and 2015 was $(0.5) million and $2.0 million, respectively.

Item 4.    Controls and Procedures

Background

In August 2017, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2017, the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an investigation (the “Investigation”) into certain accounting and internal control matters at the Company, principally focused on certain revenue recognition matters. The Investigation was conducted with the assistance of outside counsel, which retained forensic accountants to assist them in their work. Following the conclusion of the Investigation, the Audit Committee directed its outside counsel and its forensic accountants to conduct additional procedures on an expanded scope of revenue recognition matters. Concurrently with these additional procedures, new members of the Company’s management, under the direction of the Audit Committee, performed a thorough analysis of the Company’s historical financial statements, accounting policies and financial reporting, as well as the Company’s disclosure controls and procedures and its internal control over financial reporting. During the course of the Investigation, the further procedures by outside counsel and the management analysis (collectively, the “Investigation, Procedures and Analysis”), the Audit Committee and management discovered accounting and financial reporting errors and certain irregularities.

The Audit Committee and management also discovered internal control deficiencies and determined that certain employees had violated the Company’s Code of Business Conduct and Ethics (“Code of Conduct”). In connection with the preparation and filing of this Quarterly Report on Form 10-Q/A, we have conducted the requisite evaluations of the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting both as of September 30, 2016. These conclusions are explained below.

Evaluation of Effectiveness of Disclosure Controls and Procedures

In connection with the November 2016 original filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO") had concluded that, as of September 30, 2016 (the “Evaluation Date”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective. However, in connection with the Investigation, Procedures and Analysis, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was reperformed under the supervision and with the participation of our management, including our current CFO. As a result of this evaluation, our CEO and current CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses in internal control.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of September 30, 2016 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting we have identified, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are appropriately recorded to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are made only in accordance with authorizations of management, acting under authority delegated to them by the Board, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements. In connection with management’s assessment of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of September 30, 2016. These deficiencies led to material errors in our previously issued financial statements, which in turn led to the restatement of those previously issued condensed consolidated financial statements, as described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

Control Environment

We have identified deficiencies in the control environment component of the COSO Framework that constitute material weaknesses, either individually or in the aggregate. These deficiencies related to all the principles associated with the control environment component of the COSO Framework. Contributing factors include:

•
We had a culture of aggressively focusing on quarterly revenue without sufficient focus on compliance. Senior management did not establish and promote a control environment with an appropriate tone of compliance and control consciousness throughout the entire Company. The Company did not sufficiently promote, monitor or enforce adherence to the Code of Conduct. In the pursuit of quarterly revenue, certain of our sales, finance and operations personnel, including officers and managers, were aware of, condoned or were involved in actions that reflected an inappropriate tone at the top, that violated our Code of Conduct and our accounting policies and procedures, and that were inconsistent with a commitment to integrity and ethical values. These actions included (i) shipping products in advance of customer requested delivery dates, (ii) shipping products to storage facilities at the end of a quarter for later delivery to customers, (iii) in certain cases entering into side agreements with customers, (iv) in certain cases, shipping products before manufacturing was completed, (v) altering source documents related to some sales transactions and (vi) failing to disclose or obscuring material facts about sales transactions. As a result of those actions, we recognized revenue from numerous sales transactions in the incorrect period, although these valid sales transactions were recognized in one or more subsequent quarters in the aforementioned restatement. Some employees, including officers and managers, also failed to raise issues with material accounting consequences to the Audit Committee and our external auditors, and with respect to one transaction, appear to have attempted to minimize material facts about a sales transaction to, or obscure those facts from, the Audit Committee and our external auditors. Finally, we did not, on a consistent basis, (i) timely and thoroughly detect and address failures to comply with the Code of Conduct and (ii) train employees adequately to identify and report issues to management and the Audit Committee.

•
The Company did not maintain a sufficient complement of management, accounting, financial reporting, sales, operations, engineering and information technology personnel who had appropriate levels of knowledge, experience, and training in accounting and internal control matters commensurate with the nature, growth and complexity of our business. The lack of sufficient appropriately skilled and trained personnel contributed to our failure to (i) adequately identify potential risks, (ii) include in the scope of our internal controls framework certain systems relevant to financial reporting and the preparation of our consolidated financial statements, (iii) design and implement certain risk-mitigating internal controls and (iv) consistently operate certain of our internal controls. The lack of sufficient appropriately skilled and trained personnel also contributed to deficiencies in establishing and maintaining policies and procedures, establishing and enforcing standards for maintaining documents for revenue recognition purposes and establishing accountability for internal controls across the entire Company.

Due to the interdependencies between the COSO Framework components, the weaknesses in our control environment contributed to other material weaknesses within our system of internal control over financial reporting.

Risk Assessment

We have identified deficiencies in the risk assessment component of the COSO Framework that aggregate to a material weakness. These deficiencies related to the principles associated with the risk assessment component of the COSO Framework, specifically principles within the component related to: (i) identifying, assessing, and communicating appropriate control objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) contemplating fraud risks, and (iv) identifying and assessing changes in the business that could impact our system of internal controls.

Control Activities

We have identified deficiencies in the control activities component of the COSO Framework that aggregate to a material weakness. These deficiencies related to principles associated with the control activities component of the COSO Framework, specifically principles within the component related to (i) selecting and developing control activities that mitigate risks (ii) selecting and developing general controls over technology and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action. We did not design or operate certain control activities to sufficiently respond to potential risks of material misstatement in the area of revenue recognition. We did not effectively select and develop certain information technology (“IT”) general controls and we also had control deficiencies at both the IT administrator and end-user levels across multiple applications relevant to financial reporting. We also had deficiencies related to segregation of duties. Deficiencies in control activities contributed to material accounting errors, and the potential for there to have been material accounting errors, in substantially all financial statements account balances and disclosures.

Information and Communication

We have identified deficiencies in the information and communication component of the COSO Framework that aggregate to a material weakness. These deficiencies related to principles associated with the information and communications component of the COSO Framework, specifically principles within the component related to (i) generating and using relevant quality information, (ii) internally communicating information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control and (iii) communicating with external parties regarding matters affecting the functioning of internal control. We rely on manual business processes to compensate for a lack of extensive integration in our information systems. We also rely heavily on each of our various functions, such as sales, operations, accounting, legal and management, to communicate to the other functions information that the entire organization needs to operate an effective internal control environment. In certain areas, our control activity deficiencies resulted from insufficient communication of information among our internal functions as well as from officers and managers to both the Audit Committee and our external auditors.

Monitoring of Controls

We have identified deficiencies in the monitoring of controls component of the COSO Framework that aggregate to a material weakness. There were deficiencies related to principles associated with the monitoring of controls component of the COSO Framework, specifically principles within the component related to (i) selecting, developing and performing ongoing and/or separate evaluations and (ii) evaluating and communicating deficiencies in a timely manner. We lacked controls (i) to determine whether components of internal control were present and functioning, (ii) to mitigate the risk of management overriding internal controls and (iii) to detect incorrect accounting practices. Consequently, we did not identify internal control deficiencies, or did not raise such deficiencies in a timely manner to those parties responsible for internal controls. In addition, we did not always ensure that these deficiencies were remediated thoroughly and timely.

The material weaknesses noted above contributed to the following additional material weaknesses:

Revenue Recognition Accounting

We have identified deficiencies in revenue recognition accounting controls that resulted in material errors constituting material weaknesses, either individually or in the aggregate, as we did not appropriately design, or effectively operate, internal controls over certain aspects of accurate recording, presentation, and disclosure of revenue and related costs. The following were contributing factors to the material weaknesses in revenue recognition accounting:

•
The Company’s internal controls did not consistently identify and properly account for key non-standard contract or arrangement terms for sales transactions that involved multiple elements (such as when the price of a system includes an extended warranty period and/or our agreement to provide services to our customer). Specifically, the Company’s internal controls failed to identify, accumulate and assess the accounting impact of situations in which we recognized revenue before all the elements necessary to establish “delivery” had occurred.

•
With respect to sales transactions near quarter-end, our internal controls failed to consistently identify transactions where the terms of the sales arrangements with our customers were not properly documented in a form that fully reflected the final understanding between the parties as to the specific nature and terms of the agreed-upon transaction.

•
Our internal controls failed to consistently identify, resolve, document in our accounting system and allow for proper accounting where there were inconsistencies among the various documents underlying our sales transactions, and we did not always communicate the existence or resolution of those inconsistencies to our accounting organization to enable the proper recognition of revenue.

•
We lacked a control to ensure a consistent approach for reviewing our pricing and establishing supportable estimates of best estimated selling prices in allocating revenue between multiple elements. Consequently, we did not always correctly calculate the portions of the total revenue recognized from sales transactions allocated among the various elements.

Information Technology General Controls

We have identified deficiencies related to IT general controls that represent a material weakness, either individually or in the aggregate. The following were contributing factors:

•
We have a decentralized approach to developing IT policies and practices and to monitoring our IT controls. As a result, our internal procedures for granting and monitoring employee access, and managing changes to various applications and infrastructure layers relevant to our financial reporting are not consistent across those applications and infrastructure layers. In addition, some of our internally-developed applications relevant to financial reporting lack logging capabilities to monitor access changes or application changes. We have also authorized certain users with broad access, both as a user and as an administrator, to all parts of our primary accounting system without adequate monitoring or recording of how they used that access. As a result of these factors, we have material weaknesses related to access controls and change management. The fact that we had material weaknesses related to access controls and change management means that it is possible that our business process controls that depend on the affected information systems, or that depend on data or financial reports generated from affected information systems, could be adversely affected due to the access control and change management issues, although we have identified no instances of any adverse effect due to these deficiencies.

Remediation Plan and Status

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment. Our management believes that these remediation actions, along with additional actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and intend to continue to review and improve our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies with the overall objective to design and operate internal controls that mitigate identified risks and enable an effective system of internal control over external financial reporting.

To date, we have taken the following remediation actions:

•
Restructured our sales organization, which resulted in the resignations of the Senior Vice President of International Sales, the Senior Vice President of Worldwide Sales, the Vice President, Strategic Accounts, the Vice President, Strategic Sales, the Vice President, Business Development and certain other sales personnel.

•
Appointed experienced professionals to key accounting and finance and compliance leadership positions, including the appointments of a new Chief Financial Officer and a new Corporate Controller in January 2018, and the creation of, and appointments to, two newly established roles of Chief Compliance Officer and Vice President of Internal Audit in May 2018 and August 2018, respectively.

•	Reviewed and amended our Code of Conduct to align with the organizational changes described above and to strengthen certain provisions regarding compliance and reporting.

•
Adopted an Internal Audit Charter setting forth the responsibilities of the internal audit function and establishing that the Vice President of Internal Audit reports directly to the Audit Committee and that the Audit Committee has authority to provide adequate funding for this function.

•
Changed our organizational structure to narrow the scope of responsibilities of certain of our senior executives and to revise various reporting relationships, which included the appointment of a new Senior Vice President of Worldwide Sales, and a new Senior Vice President of Operations.

•	Conducted training in the following areas:

−
Revenue recognition training for our global sales force, various operations personnel, and certain senior executives, including our CEO, which included detailed examples of acceptable and unacceptable sales practices,

−	Reviewing with our senior management team our amended Code of Conduct,

− Reviewing with our CEO enhanced processes for periodic evaluations by the CEO and the CFO of the effectiveness of our disclosure controls and procedures, and the periodic assessments by the CEO and the CFO of the effectiveness of our internal control over financial reporting, and other compliance matters, and

− Shipping and cut-off training for accounting and operations personnel that included new requirements for quarter-end procedures.

•
Upgraded our accounting department to include the new roles of Senior Director of Tax, Financial Audit Director and Information Technology Audit Director, as well as replaced certain of our accounting personnel with more experienced individuals, including rebuilding and expanding our revenue recognition team.

•
Enhanced the sales sub-certification document that supports our CEO’s and CFO’s financial statement certifications and expanded the sub-certification participation population to the global sales force.

Our management believes that meaningful progress has been made on the remaining remediation efforts. Although timetables vary, management regards successful completion of our remaining remediation actions as an important priority. Some of the more significant remaining remediation activities include:

•
Developing and implementing an ongoing compliance training program regarding significant accounting and financial reporting matters, as well as broad compliance matters, for accounting, financial reporting, sales and operations personnel, as well as for our CEO, our other corporate executives and the Board.

•	Integrating the responsibility for internal controls across business functions to ensure accountability for internal controls beyond the accounting and finance team.

•	Continuing to assess current staffing levels and competencies to ensure the optimal complement of personnel with appropriate qualifications and skill sets.

•
Reevaluating and revising our Sarbanes-Oxley compliance program (our “SOX Program”), and making improvements to our SOX Program governance, risk assessment processes, testing methodologies and corrective action mechanisms.

•	Redesigning and implementing necessary changes to the existing system of internal controls in the context of the revised and more comprehensive risk assessment.

•	Assigning accountability for certain internal controls to our Compliance Department, such as our organizational-wide quarterly sales certification process.

•
Reevaluating the boundary applications that interface with our primary accounting and reporting application and redesigning logical access and program change controls to enhance the reliability of information used to conduct other internal controls.

•	Continuing to re-assess risks and controls related to the accurate recording, presentation, and disclosure of revenue and related costs

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our organization have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings

From time to time, we have been involved in various legal proceedings arising from the normal course of business activities.

On September 4, 2015, a complaint was filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the U.S. District Court for the Northern District of California (Deason v. Super Micro Computer, Inc., et al., No. 15-cv-04049). The complaint claimed that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 because of alleged misrepresentations and/or omissions in public statements which supposedly were revealed when we announced on August 31, 2015 that the filing of our Annual Report on Form 10-K for fiscal 2015 would be delayed to allow us to complete an investigation into certain marketing expenses. On January 12, 2018, after an initial round of successful motion to dismiss briefing leading to Plaintiff filing an amended complaint, we and the named individual defendants filed another motion to dismiss on the grounds that the amended complaint failed to state a claim because it did not plead falsity or scienter. On June 27, 2018, the Court granted our motion to dismiss without leave to amend and entered judgment in favor of us and the other defendants. On July 24, 2018, Plaintiff filed a notice of appeal to the 9th Circuit Court of Appeals; however, Plaintiff subsequently filed a voluntary notice dismissing the appeal and, thus, ending the litigation on November 1, 2018.

On February 8, 2018, two putative class action complaints were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff and it filed an amended complaint naming our Senior Vice President of Investor Relations, as an additional defendant. The court approved the parties’ agreement to permit a further amendment of the complaint, which was filed on January 22, 2019. We believe the allegations filed are without merit, and intend to vigorously defend against the lawsuit.

Between late 2015 and 2017, we cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by our management, which irregularities were disclosed on August 31, 2015. In addition, we have received subpoenas from the SEC in connection with the matters underlying our inability to timely file our Form 10-K for the fiscal year ending June 30, 2017. We also received a subpoena from the SEC following the false and widely-discredited reporting in October 2018 by Bloomberg Businessweek concerning our products. We are cooperating fully to comply with these government requests.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of these proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, will be described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2017, which we expect to file subsequent to the filing of this Quarterly Report on Form 10-Q/A.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100.0 million of our common stock in the open market or in private transactions during the next twelve months at prevailing market prices. During the three months ended September 30, 2016, we purchased 888,097 shares of our common stock in the open market at a weighted average price of $20.79 per share for $18.5 million. Repurchases were made under the program using our cash resources. The repurchase program ended in July 2017.
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

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Kevin Bauer, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Kevin Bauer, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	May 16, 2019	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 16, 2019	/s/ Kevin Bauer
Kevin Bauer Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)