Form 10-Q/A
period 2016-12-31
Super Micro Computer, Inc.
filed 2019-05-17
CIK 1375365

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
Emerging growth company ☐ ¬
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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (this “Quarterly Report on Form 10-Q/A”) is being filed to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, which was initially filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2017 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A includes restatement of: (1) our condensed consolidated balance sheet as of December 31, 2016 and June 30, 2016 and the related condensed consolidated statements of operations and comprehensive income for each of the three and six months ended December 31, 2016 and 2015, and cash flows for the six months ended December 31, 2016 and 2015; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended December 31, 2016 and 2015 contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q/A. See below and Part I, Item 1, Note 12, “Restatement of Previously Issued Condensed Consolidated Financial Statements” in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A for a detailed discussion of the effect of the restatement.

For the convenience of the reader, we have included all items in this Quarterly Report on Form 10-Q/A which supersedes in its entirety the Original Form 10-Q. Prior to filing this Quarterly Report on Form 10-Q/A, we have filed the amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2016. Subsequent to the filing of this Quarterly Report on Form 10-Q/A we expect to file the amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2017 and the Annual Report on Form 10-K for the year ended June 30, 2017. These reports will include restatement of the consolidated financial statements (and related disclosures) for the periods described therein, as set forth in those reports.

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

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE AND
SIX MONTHS ENDED DECEMBER 31, 2016

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this December 31, 2016 Form 10-Q/A are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this December 31, 2016 Form 10-Q/A are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	December 31,	June 30,
	2016	2016
	(As Restated- see Note 12)	(As Restated- see Note 12)
ASSETS
Current assets:
Cash and cash equivalents	$126,608	$178,820
Accounts receivable, net of allowances of $2,969 and $2,413 at December 31, 2016 and June 30, 2016, respectively (including amounts receivable from related parties of $93 and $49 at December 31, 2016 and June 30, 2016, respectively)	249,614	174,933
Inventories	667,220	516,807
Prepaid income taxes	5,164	4,341
Prepaid expenses and other current assets (including receivables from related parties of $23,507 and $9,622 at December 31, 2016 and June 30, 2016, respectively)	106,337	79,427
Total current assets	1,154,943	954,328
Long-term investments	2,643	2,643
Property, plant and equipment, net	193,670	187,949
Deferred income taxes, net	36,111	33,678
Other assets	10,694	12,885
Total assets	$1,398,061	$1,191,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $65,565 and $44,941 at December 31, 2016 and June 30, 2016, respectively)	$373,252	$267,391
Accrued liabilities (including amounts due to related parties of $12,601 and $5,354 at December 31, 2016 and June 30, 2016, respectively)	107,501	83,596
Income taxes payable	2,333	5,054
Short-term debt and current portion of long-term debt, net of debt issuance costs	92,443	53,589
Total current liabilities	575,529	409,630
Long-term debt, net of debt issuance costs	34,732	40,000
Other long-term liabilities	57,228	45,200
Total liabilities	667,489	494,830
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 49,627,204 and 48,999,717 at December 31, 2016 and June 30, 2016, respectively	293,617	279,465
Treasury stock (at cost), 1,333,125 and 445,028 shares at December 31, 2016 and June 30, 2016, respectively	(20,491)	(2,030)
Accumulated other comprehensive loss	(83)	(85)
Retained earnings	457,368	419,119
Total Super Micro Computer, Inc. stockholders’ equity	730,411	696,469
Noncontrolling interest	161	184
Total stockholders’ equity	730,572	696,653
Total liabilities and stockholders’ equity	$1,398,061	$1,191,483
See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(As Restated- see Note 12)	(As Restated- see Note 12)	(As Restated- see Note 12)	(As Restated- see Note 12)
Net sales (including related party sales of $6,410 and $5,898 in the three months ended December 31, 2016 and 2015, respectively, and $9,974 and $16,662 in the six months ended December 31, 2016 and 2015, respectively)	$663,200	$641,235	$1,191,963	$1,180,339
Cost of sales (including related party purchases of $64,999 and $71,451 in the three months ended December 31, 2016 and 2015, respectively, and $115,220 and $131,405 in the six months ended December 31, 2016 and 2015, respectively)	567,064	538,048	1,013,275	999,677
Gross profit	96,136	103,187	178,688	180,662
Operating expenses:
Research and development	35,458	30,659	69,608	58,806
Sales and marketing	16,776	15,061	31,939	28,638
General and administrative	10,381	9,853	21,197	20,399
Total operating expenses	62,615	55,573	122,744	107,843
Income from operations	33,521	47,614	55,944	72,819
Other income (expense), net	690	(642)	241	1,426
Interest expense	(497)	(400)	(827)	(724)
Income before income tax provision	33,714	46,572	55,358	73,521
Income tax provision	10,838	13,368	17,109	22,966
Net income	$22,876	$33,204	$38,249	$50,555
Net income per common share:
Basic	$0.48	$0.70	$0.79	$1.06
Diluted	$0.44	$0.64	$0.74	$0.98
Weighted-average shares used in calculation of net income per common share:
Basic	48,124	47,651	48,144	47,584
Diluted	51,521	51,489	51,352	51,405

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(As Restated- see Note 12)	(As Restated- see Note 12)	(As Restated- see Note 12)	(As Restated- see Note 12)
Net income	$22,876	$33,204	$38,249	$50,555
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(7)	2	2	(16)
Total other comprehensive income (loss)	(7)	2	2	(16)
Total comprehensive income	$22,869	$33,206	$38,251	$50,539

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2016	2015
	(As Restated- see Note 12)	(As Restated- see Note 12)
OPERATING ACTIVITIES:
Net income	$38,249	$50,555
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,711	5,953
Stock-based compensation expense	9,429	8,122
Excess tax benefits from stock-based compensation	(745)	(355)
Allowance for doubtful accounts	962	1,032
Provision for excess and obsolete inventories	6,425	3,757
Foreign currency exchange gain	(83)	(1,313)
Deferred income taxes, net	(2,433)	(3,358)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(44) and $27 during the six months ended December 31, 2016 and 2015, respectively)	(75,484)	7,585
Inventories	(156,838)	(13,598)
Prepaid expenses and other assets (including changes in related party balances of $(13,885) and $(4,179) during the six months ended December 31, 2016 and 2015, respectively)	(25,280)	(28,287)
Accounts payable (including changes in related party balances of $20,624 and $(720) during the six months ended December 31, 2016 and 2015, respectively)	110,037	23,301
Income taxes payable	(2,329)	1,610
Accrued liabilities (including changes in related party balances of $7,247 and $3,126 during the six months ended December 31, 2016 and 2015, respectively)	23,109	18,281
Other long-term liabilities	12,069	14,323
Net cash provided by (used in) operating activities	(55,201)	87,608
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $(2,902) and $(1,436) during the six months ended December 31, 2016 and 2015, respectively)	(17,372)	(15,235)
Change in restricted cash	(287)	(404)
Net cash used in investing activities	(17,659)	(15,639)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	130,116	14,400
Repayment of debt	(96,552)	(13,300)
Payments to acquire treasury stock	(18,461)	—
Proceeds from exercise of stock options	5,873	2,439
Excess tax benefits from stock-based compensation	745	355
Payment of withholding tax on vesting of restricted stock units	(1,542)	(504)
Payments of obligations under capital leases	(118)	(86)
Advances (payments) under receivable financing arrangements	787	(18)
Net cash provided by financing activities	20,848	3,286
Effect of exchange rate fluctuations on cash	(200)	(327)
Net increase (decrease) in cash and cash equivalents	(52,212)	74,928
Cash and cash equivalents at beginning of period	178,820	92,920
Cash and cash equivalents at end of period	$126,608	$167,848
Supplemental disclosure of cash flow information:
Cash paid for interest	$749	$693
Cash paid for taxes, net of refunds	$20,004	$19,636
Non-cash investing and financing activities:
Equipment purchased under capital leases	$86	$127
Unpaid property, plant and equipment purchases (including due to related parties of $617 and $998 as of December 31, 2016 and December 31, 2015, respectively)	$6,784	$7,807
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

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and although the operations of the Management Company are independent of the Company, through governance rights, the Company has the power to direct the activities that are most significant to the Management Company. Therefore, the Company concluded that it is the primary beneficiary of the Management Company. For the three and six months ended December 31, 2016 and 2015, the accounts of the Management Company have been consolidated with the accounts of Super Micro Computer, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and six months ended December 31, 2016, $29,000 and $24,000 of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations, respectively. In the three and six months ended December 31, 2015, $6,000 and $4,000 of net loss attributable to Ablecom's interest was included in the Company's general and administrative expenses in the condensed consolidated statements of operations, respectively.

Investment in a Corporate Venture

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

Concentration of Supplier Risk

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 31.7% and 32.1% of total purchases for the three months ended December 31, 2016 and 2015, respectively, and 31.2% and 33.6% for the six months ended December 31, 2016 and December 31, 2015, respectively. Ablecom and Compuware, related parties of the Company as noted in Note 7, "Related Party Transactions", accounted for 11.5% and 13.3% of total cost of sales for the three months ended December 31, 2016 and 2015, respectively, and 11.4% and 13.1% for the six months ended December 31, 2016 and December 31, 2015, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, long-term investments and accounts receivable. No customer represented greater than 10% of the Company's total net sales in the three and six months ended December 31, 2016 and one customer represented 15.6% and 13.9% of the Company's total net sales in the three and six months ended December 31, 2015, respectively. No country other than the United States represented greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2016 and 2015. Two customers accounted for 11.5% and 10.8% of the Company's accounts receivable as of December 31, 2016. One customer accounted for 10.5% of the Company's accounts receivable as of June 30, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Revenue from Contracts with Customers, that supersedes nearly all U.S. GAAP on revenue recognition and eliminates industry-specific

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of the date the 2016 Plan became effective, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006 Plan"). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan but that are forfeited in the future will become available for use under the 2016 Plan. In addition, 1,153,412 shares of common stock originally reserved for issuance under the 2006 Plan were cancelled upon the adoption of the 2016 Plan. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on the grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of December 31, 2016, the Company had 3,525,695 authorized shares available for future issuance under the 2016 Plan.

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

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Cost of sales	$334	$306	$660	$537
Research and development	3,086	2,667	6,048	5,124
Sales and marketing	520	462	1,033	900
General and administrative	862	800	1,688	1,561
Stock-based compensation expense before taxes	4,802	4,235	9,429	8,122
Income tax impact	(1,462)	(957)	(2,789)	(1,732)
Stock-based compensation expense, net	$3,340	$3,278	$6,640	$6,390

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options and vesting of RSUs in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $0.4 million and $0.9 million of excess tax benefits recorded in additional paid-in capital in the six months ended December 31, 2016 and December 31, 2015, respectively. The Company had excess tax benefits classified as cash provided by financing activities of $0.7 million and $0.4 million in the six months ended December 31, 2016 and 2015, respectively, for share-based awards issued since July 1, 2006.

As of December 31, 2016, the Company’s total unrecognized compensation cost related to stock options was $10.6 million, which will be recognized over a weighted-average vesting period of approximately 1.85 years. Total unrecognized compensation cost related to unvested RSUs was $24.5 million and is expected to be recognized over a weighted-average period of 2.90 years.

Stock Option Activity

The following table summarizes stock option activity during the six months ended December 31, 2016 under all plans:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The total pretax intrinsic value of options exercised was $3.4 million and $6.1 million during the three and six months ended December 31, 2016, respectively, and $2.1 million and $4.9 million during the three and six months ended December 31, 2015, respectively.

RSU Activity

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

The following table summarizes RSU activity during the six months ended December 31, 2016 under all plans:

	RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016	926,983	$30.23
Granted	434,410	$21.36
Released	(187,645)	$27.74
Forfeited	(57,795)	$27.22
Balance as of December 31, 2016	1,115,953	$27.35	$31,302

The total pretax intrinsic value of RSUs vested was $2.5 million and $4.4 million during the three and six months ended December 31, 2016, respectively, and $0.8 million and $1.4 million during the three and six months ended December 31, 2015, respectively. In the three and six months ended December 31, 2016, upon vesting, 101,200 and 187,645 shares of RSUs were partially net share-settled such that the Company withheld 35,083 and 65,882 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. In the three and six months ended December 31, 2015, upon vesting, 31,807 and 52,006 shares of RSUs were partially net share-settled such that the Company withheld 12,089 and 19,321 shares, respectively, with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $0.9 million and $1.5 million during the three and six months ended December 31, 2016, respectively, and $0.3 million and $0.5 million for the three and six months ended December 31, 2015, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2016 Plan.

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and six months ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net income	$22,876	$33,204	$38,249	$50,555

Denominator:
Weighted-average shares outstanding	48,124	47,651	48,144	47,584
Effect of dilutive securities	3,397	3,838	3,208	3,821
Weighted-average diluted shares	51,521	51,489	51,352	51,405

Basic net income per common share	$0.48	$0.70	$0.79	$1.06
Diluted net income per common share	$0.44	$0.64	$0.74	$0.98

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	December 31, 2016	June 30, 2016
Finished goods	$472,769	$399,776
Purchased parts and raw materials	118,145	95,344
Work in process	76,306	21,687
Total inventories	$667,220	$516,807

The Company recorded a provision for excess and obsolete inventory totaling $2.5 million and $6.4 million in the three and six months ended December 31, 2016, respectively, and $2.1 million and $3.8 million in the three and six months ended December 31, 2015, respectively.

Prepaid Expenses and Other Current Assets:

	December 31, 2016	June 30, 2016
Receivables from vendors (1)	$95,595	$71,470
Prepaid expenses	6,319	5,405
Deferred service costs	2,827	1,451
Others	1,596	1,101
Total prepaid expenses and other current assets	$106,337	$79,427
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $83.3 million and $63.6 million as of December 31, 2016 and June 30, 2016, respectively.

Property, Plant, and Equipment:

	December 31, 2016	June 30, 2016
Buildings	$71,665	$71,665
Land	70,484	70,454
Machinery and equipment	56,431	53,282
Buildings construction in progress (1)	19,431	15,803
Purchased software	14,596	14,452
Building and leasehold improvements	14,484	10,941
Furniture and fixtures	12,917	10,364
	260,008	246,961
Accumulated depreciation and amortization	(66,338)	(59,012)
Property, plant and equipment, net	$193,670	$187,949
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California.

Other Assets:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2016	June 30, 2016
Long-term deferred service costs	$2,895	$3,497
Prepaid software license	2,870	3,870
Restricted cash	2,136	1,851
Cost method investments	1,753	1,881
Prepaid royalty license	623	748
Deposits	276	909
Others	141	129
Total other assets	$10,694	$12,885

Accrued Liabilities:

	December 31, 2016	June 30, 2016
Accrued payroll and related expenses	$22,843	$15,499
Deferred revenue (1)	26,554	22,731
Customer deposits	9,147	8,781
Accrued cooperative marketing expenses	7,595	7,308
Accrued warranty costs	5,677	5,816
Others (2)	35,685	23,461
Total accrued liabilities	$107,501	$83,596
__________________________
(1) Deferred revenue as of December 31, 2016 and June 30, 2016 was comprised of deferred extended warranty revenue of $16.4 million and $15.5 million, respectively, deferred on-site service revenue of $8.6 million and $6.2 million, respectively, and other deferred revenue of $1.6 million and $1.0 million, respectively.

(2) Includes payables to contract manufacturers for the Company's buy-back liability of $25.6 million and $16.1 million as of December 31, 2016 and June 30, 2016, respectively.

Other Long-term Liabilities:

	December 31, 2016	June 30, 2016
Deferred revenue, non-current (1)	$35,991	$26,538
Accrued unrecognized tax benefits including related interest and penalties, non-current	18,784	16,056
Accrued warranty, non-current	1,248	1,313
Others	1,205	1,293
Total other long-term liabilities	$57,228	$45,200
__________________________
(1) Deferred revenue, non-current as of December 31, 2016 and June 30, 2016 was comprised of deferred extended warranty revenue of $19.4 million and $16.7 million, respectively, deferred on-site service revenue of $15.0 million and $8.6 million, respectively, and other deferred revenue of $1.6 million and $1.2 million, respectively.

Product Warranties:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Balance, beginning of period	$6,926	$7,545	$7,129	$7,700
Provision for warranty	4,796	6,270	10,044	10,338
Utilization of provision	(4,773)	(4,446)	(9,903)	(8,467)
Change in estimated liability for pre-existing warranties	(24)	(1,592)	(345)	(1,794)
Balance, end of period	6,925	7,777	6,925	7,777
Current portion	(5,677)	(6,115)	(5,677)	(6,115)
Long-term portion	$1,248	$1,662	$1,248	$1,662

Note 5.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash and cash equivalents, other assets, and long-term investments. The Company classifies its cash equivalents and other assets within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s long-term investments in auction rate securities are classified within Level 3 of the fair value hierarchy as the determination of their fair values was not based on observable inputs as of December 31, 2016 and June 30, 2016. The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of December 31, 2016 and June 30, 2016. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

The following table sets forth the Company’s cash equivalents, certificates of deposit, and long-term investments as of December 31, 2016 and June 30, 2016 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,124	$—	$—	$1,124
Certificates of deposit (2)	—	1,201	—	1,201
Auction rate securities	—	—	2,643	2,643
Total assets measured at fair value	$1,124	$1,201	$2,643	$4,968

June 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$727	$—	$—	$727
Certificates of deposit (2)	—	1,316	—	1,316
Auction rate securities	—	—	2,643	2,643
Total assets measured at fair value	$727	$1,316	$2,643	$4,686
__________________________
(1) $0.3 million and $0.3 million in money market funds are included within cash and cash equivalents and $0.8 million and $0.4 million in money market funds are included in restricted cash within other assets on the condensed consolidated balance sheets as of December 31, 2016 and June 30, 2016, respectively.

(2) $0.2 million and $0.3 million in certificates of deposit are included in cash and cash equivalents and $0.9 million and $1.0 million in certificates of deposit are included in restricted cash within other assets on the condensed consolidated balance sheets as of December 31, 2016 and June 30, 2016, respectively.

The above table excludes $126.1 million and $178.2 million of cash included in cash and cash equivalents and $0.4 million and $0.5 million of restricted cash in other assets on the condensed consolidated balance sheet as of December 31, 2016

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

and June 30, 2016, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and six months ended December 31, 2016 and 2015.

The Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3), had no movements for the three and six months ended December 31, 2016 and 2015 and are being carried at $2.6 million and $2.6 million as of December 31, 2016 and 2015, respectively.

The following is a summary of the Company’s long-term investments as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31 and June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2016 and June 30, 2016, total debt of $127.2 million and $93.6 million, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

During the three and six months ended December 31, 2016 and 2015, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

Note 6.        Short-term and Long-term Obligations

Short-term and long-term obligations as of December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31,	June 30,
	2016	2016
Line of credit:
Bank of America (1)	$43,199	$62,199
CTBC Bank	20,800	10,100
Total line of credit	63,999	72,299
Term loans:
Bank of America	45,000	933
CTBC Bank	18,521	20,357
Total term loans	63,521	21,290
Total debt	127,520	93,589
Less: debt issuance costs	(345)	—
Total debt, net of debt issuance costs	127,175	93,589
Current portion, net of debt issuance costs	(92,443)	(53,589)
Long-term portion, net of debt issuance costs	$34,732	$40,000
__________________________
(1) In July 2016, $50.0 million of the revolving line of credit was refinanced to a five-year term loan under the new credit agreement with Bank of America and $40.0 million was reclassified to long-term debt as of June 30, 2016.

Activities under Revolving Lines of Credit and Term Loans

Bank of America

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2015 Bank of America Credit Facility

In June 2015, the Company entered into an amendment to the then existing credit agreement with Bank of America N.A. (“Bank of America”) which provided for (i) a $65.0 million revolving line of credit facility that would have matured on November 15, 2015 and (ii) a five-year $14.0 million term loan facility (collectively, the “2015 Bank of America Credit Facility”). The term loan was secured by three buildings located in San Jose, California and the principal and interest was payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In May 2016, the Company extended the revolving line of credit to mature on June 30, 2016.

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

In June 2016, the Company also entered into a separate credit agreement as part of the 2016 Bank of America Credit Facility, which provided for a revolving line of credit of $10.0 million for its Taiwan and Netherlands subsidiaries that was to mature on June 30, 2017. The interest rate of the revolving line of credit is equal to a minimum of 0.9% per annum plus the lender's cost of funds. In December 2016, the Company entered into an amendment to this separate credit agreement to increase the revolving line of credit from $10.0 million to $20.0 million. The Company extended the revolving line of credit to mature on October 31, 2018. Under the terms of this separate credit agreement, the Company cannot directly or indirectly pay any dividends, except in limited situations.

As of December 31, 2016 and June 30, 2016, the total outstanding borrowings under the 2016 Bank of America Credit Facility term loans was $45.0 million and $0.9 million, respectively. The total outstanding borrowings under the 2016 Bank of America Credit Facility revolving lines of credit was $43.2 million and $62.2 million as of December 31, 2016 and June 30, 2016, respectively. The interest rates for these loans ranged from 1.19% to 2.14% per annum as of December 31, 2016 and from 1.02% to 1.96% per annum as of June 30, 2016, respectively. As of December 31, 2016, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $21.8 million. As of December 31, 2016, the Company's total assets amounting to $1,043.7 million collateralized the line of credit with Bank of America under the credit agreement, which represent the total assets of the United States headquarters of the Company, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of December 31, 2016, total assets collateralizing the term loan with Bank of America under the credit agreement were $101.1 million.

2018 Bank of America Credit Facility

In April 2018, the Company entered into the 2018 Bank of America Credit Facility, which replaced the 2016 Bank of America Credit Facility. The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders. The 2018 Bank of America Credit Facility expires after 364 days, or at the option of the Company, and if certain conditions are satisfied, including the Company being current on all of its delinquent quarterly and annual filings with the SEC, may convert into a 5-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the 5-year revolving credit facility, interest shall be at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the 5-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

both Super Micro Computer and Super Micro Computer B.V. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets. Upon conversion to the 5-year revolving credit facility Super Micro Computer’s assets, and at the Company's option, Super Micro Computer B.V.'s assets will be used as collateral. Under the terms of the 2018 Bank of America Credit Facility, the Company cannot pay any dividends.

On January 31, 2019, the Company paid a fee and entered into an amendment of the 2018 Bank of America Credit Facility that resulted in the extension of the maturity date of the 2018 Bank of America Credit Facility from April 19, 2019 to June 30, 2019.
CTBC Bank

In April 2016, the Company entered into a credit agreement with CTBC Bank Co., Ltd (“CTBC Bank”) that provides for (i) a 12-month NTD$700.0 million or $21.6 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which was adjusted monthly, which term loan facility also included a 12-month line of guarantee up to NTD$100.0 million or $3.1 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which was adjusted monthly (collectively, the “CTBC Credit Facility”). The total borrowings allowed under the CTBC Credit Facility was capped at $40.0 million. The Company extended the CTBC Credit Facility to mature on May 31, 2017.

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

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in Taiwanese dollars and remeasured into U.S. dollars of $18.5 million and $20.4 million at December 31, 2016 and June 30, 2016, respectively. At December 31, 2016 and June 30, 2016, the total outstanding borrowings under the CTBC Credit Facility revolving line of credit was $20.8 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.95% and 2.15% at December 31, 2016 and 0.90% and 1.25% per annum at June 30, 2016. At December 31, 2016, the amount available for future borrowing under the CTBC Credit Facility was $0.6 million. As of December 31, 2016, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Facility term loan was $26.6 million. Under the terms of the May 2017 renewed credit agreement, the CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity the Company entered into a new credit agreement with CTBC Bank in January 2018.

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

Covenant Compliance

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

As of December 31, 2016, the Company was in compliance with the above stated financial covenants associated with the term loan and lines of credit with Bank of America under the credit agreement.

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

On March 12, 2018, the Company entered into an amendment of the credit agreement with respect to the 2016 Bank of America Credit Facility to, among other matters, add provisions requiring (i) a new financing commitment by March 30, 2018 to repay all obligations under the 2016 Bank of America Credit Agreement, (ii) repayment of the obligations under the 2016 Bank of America Credit Agreement no later than April 20, 2018, and (iii) delivery of cash flow forecasts. In addition, the amendment suspended the requirement that the Company deliver certain financial statements and SEC filings, provided that no event of default had occurred. In April 2018, the 2016 Bank of America Credit Facility was replaced by the 2018 Bank of America Credit Facility.

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
CTBC Bank

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There are no financial covenants associated with the CTBC Credit Facility or the 2018 CTBC Credit Facility.

Note 7.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. As of December 31, 2016, Ablecom owned approximately 0.4% of the Company’s common stock. As of December 31, 2016, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, together owned approximately 10.5% of Ablecom’s capital stock. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was the Senior Vice President of International Sales and a director of the Company, owned approximately 11.7% of Ablecom’s capital stock as of December 31, 2016. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and other Liang family members, including other brothers of Charles Liang, own approximately 36.0% of Ablecom’s stock. Bill Liang, a brother of both Charles Liang and Steve Liang, also is a member of the Board of Directors of Ablecom.

Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. None of the Company, Charles Liang or Sara Liu own any capital stock of Compuware.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its manufacturing of components, particularly server chassis. Ablecom manufactured approximately 96% and 95% of the chassis included in the products sold by the Company during the three months ended December 31, 2016 and 2015, respectively; and approximately 96% and 96% of the chassis included in the products sold by the Company during the six months ended December 31, 2016 and 2015, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $40.0 million and $22.8 million at December 31, 2016 and June 30, 2016, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

    The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $64.6 million and $40.0 million at December 31, 2016 and June 30, 2016, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three and six months ended December 31, 2016, and 2015, are as follows (in thousands):

	Three months ended December, 31		Six months ended December, 31
	2016	2015	2016	2015
Ablecom
Net sales	$—	$14	$—	$60
Purchases (1)	38,840	41,472	63,611	67,528

Compuware
Net sales	6,407	5,884	9,974	16,602
Purchases (1)	27,275	31,711	54,449	66,765
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company had the following balances related to transactions with Ablecom and Compuware as of December 31, 2016 and June 30, 2016 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2016	June 30, 2016
Ablecom
Accounts receivable and other receivables	$12,773	$6,017
Accounts payable and accrued liabilities	48,669	29,788

Compuware
Accounts receivable and other receivables	10,827	3,654
Accounts payable and accrued liabilities	29,497	20,507

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture, which is accounted for using the equity method. See Note 1, "Organization and Summary of Significant Accounting Policies" for a discussion of the investment in the Corporate Venture and the transactions that took place during the three months ended December 31, 2016.

Note 8.        Income Taxes

The Company recorded provisions for income taxes of $10.8 million and $17.1 million for the three and six months ended December 31, 2016, respectively, and $13.4 million and $23.0 million for the three and six months ended December 31, 2015, respectively. The effective tax rate was 32.1% and 30.9% for the three and six months ended December 31, 2016, respectively, and 28.7% and 31.2% for the three and six months ended December 31, 2015, respectively. The effective tax rate for the three and six months ended December 31, 2016 is estimated to be lower than the federal statutory rate primarily due to the benefit from U.S. federal research and development ("R&D") tax credit and domestic production activities deduction.

 As of December 31, 2016, the Company had a liability for gross unrecognized tax benefits of $18.8 million, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three and six months ended December 31, 2016, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2016, the Company had accrued $1.5 million of interest and penalties relating to unrecognized tax benefits.

Subsequent to the period ended December 31, 2016, the 2017 Tax Act was enacted on December 22, 2017. Some of the significant new requirements of the 2017 Tax Act include, but are not limited to, a one-time mandatory deemed repatriation transition tax on previously deferred foreign earnings which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment, a re-measurement of our deferred taxes due to the change in the corporate tax rate which the Company is estimating could have a $11.0 million to $15.0 million impact to the consolidated financial statements in the year of enactment, taxation of certain global intangible low-taxed income under the international tax provisions which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment, and limitations on the deductibility of performance-based compensation for officers which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment. The tax impacts of the 2017 Tax Act have not been included in the income tax provision for three and six months ended December 31, 2016 and 2015. The Company will account for the tax effects of the 2017 Tax Act in the period it was enacted, which is in the fiscal year ended June 30, 2018.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. In the fourth quarter of fiscal year 2017, the U.S. Internal Revenue Service (“IRS”) completed its examination procedures including all appeals and administrative review for tax years ended June 30, 2013 and 2014 U.S. federal income tax returns. The IRS proposed an adjustment on the Company’s research and development credit claimed which resulted in additional tax liability of $1.9 million. The Company accepted and paid for the amount in June 2017. The impact of this one-time adjustment on the income statement was mostly offset by the recognition of other previously unrecognized tax benefits related to the years audited.

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

Note 9.        Commitments and Contingencies

Litigation and Claims— In February 2018, the Company became a party to legal proceedings whereby complainants have alleged that it has violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions. See Note 11. "Subsequent Events" for further details. From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, the resolution of any matters will not have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or liquidity.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through the next 12 months. As of December 31, 2016, these remaining noncancelable commitments were $402.2 million, including $104.6 million for related parties.

Note 10.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31,	June 30,
	2016	2016

United States	$149,791	$142,764
Asia	41,132	42,052
Europe	2,747	3,133
	$193,670	$187,949

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2016 and 2015, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

United States	$388,323	$411,540	$699,718	$752,816
Europe	124,471	111,047	231,717	209,538
Asia	123,877	88,995	211,025	167,543
Other	26,529	29,653	49,503	50,442
	$663,200	$641,235	$1,191,963	$1,180,339

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$456,132	68.8%	$455,932	71.1%	$815,031	68.4%	$829,304	70.3%
Subsystems and accessories	207,068	31.2%	185,303	28.9%	376,932	31.6%	351,035	29.7%
Total	$663,200	100.0%	$641,235	100.0%	$1,191,963	100.0%	$1,180,339	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories, and related services.

Note 11. Subsequent Events

In December 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% and imposes a one-time repatriation transition tax among other provisions. For details, see Note 8, "Income Taxes."

On February 8, 2018, two putative class action complaints were filed against the Company, its Chief Executive Officer and former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints claim that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff and it filed an amended complaint naming the Company's Senior Vice President of Investor Relations, as an additional defendant. The court approved the parties’ agreement to permit a further amendment of the complaint, which was filed on January 22, 2019. The Company believes the allegations filed are without merit, and intends to vigorously defend against the lawsuit.

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

As a result, within these condensed consolidated financial statements, the Company has included the restated condensed consolidated financial statements as of December 31, 2016 and June 30, 2016 and for the three and six months ended December 31, 2016 and December 31, 2015, which is referred to as the "Restatement". The Restatement corrects errors and certain irregularities which are discussed in detail within this footnote.

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

(a) Product revenue

During the three and six months ended December 31, 2016 and 2015, product revenue was recognized prematurely. As a result of the information gathered in the Investigation, Procedures and Analysis, it was determined that there was an aggressive focus on quarterly revenue without sufficient focus on compliance by an appropriate number of competent resources, and all relevant information was not communicated among the Company’s internal functions as well as the management to both the Audit Committee and the independent auditors that resulted in the inappropriate recording of revenue with insufficient documentation or rigorous assessment of revenue transactions. The Company found instances where (i) title and risk of loss had not transferred to the customer, (ii) persuasive evidence of an arrangement with the customer consistent

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

with the Company’s customary business practices was not present, (iii) the distributor’s price was not fixed or determinable, or (iv) collectibility was not reasonably assured, all of which resulted in premature recognition of revenue.

Also, during the three and six months ended December 31, 2016 and 2015, revenue was misstated as it was determined from the information gathered in the Investigation, Procedures and Analysis there was a misapplication of accounting principles related to the classification of consideration paid to customers under the Company’s cooperative marketing arrangements for which the Company did not receive an identifiable benefit.

To correct the errors and certain irregularities related to premature revenue recognition, the related revenue and cost of sales were reversed in the period in which the accounting errors took place and have been recognized in subsequent periods when all of the revenue recognition criteria were met. The correction of these errors resulted in net sales for the three and six months ended December 31, 2016 being increased by $10.9 million and $10.3 million, respectively, and net sales for the three and six months ended December 31, 2015 being increased by $5.9 million and $19.6 million, respectively, and cost of sales for the three and six months ended December 31, 2016 being increased by $8.4 million and $7.3 million, respectively, and cost of sales for the three and six months ended December 31, 2015 being increased by $6.2 million and $19.7 million, respectively from amounts previously reported. Additionally, certain related adjustments to reverse accounts receivable, net of $52.5 million and to recognize inventories of $42.8 million were made to amounts previously reported as of December 31, 2016. The Company made similar adjustments to reverse accounts receivable, net, of $60.6 million and to recognize inventories of $48.7 million to amounts previously reported as of June 30, 2016. Additionally, certain related adjustments to accounts payable and accrued liabilities, which also impacted cost of sales and sales and marketing expense, were made to the condensed consolidated financial statements in which the accounting errors and certain irregularities occurred.

The Company corrected errors related to consideration paid to customers under the Company’s cooperative marketing arrangements for which the Company did not receive an identifiable benefit, as well as the value of free samples provided to customers. These transactions were incorrectly recorded as sales and marketing expense and have now been corrected and recorded as a reduction of revenue. The correction of these errors resulted in net sales and sales and marketing expense for the three and six months ended December 31, 2016 being reduced by $1.0 million and $2.1 million, respectively, net sales and sales and marketing expense for the three and six months ended December 31, 2015 being reduced by $0.8 million and $1.6 million, respectively, from amounts previously reported.

(b) Services revenue

During the three and six months ended December 31, 2016 and 2015, services revenue was misstated as it was determined that as a result of the information gathered in the Investigation, Procedures and Analysis there were errors related to inaccurate allocation of contract consideration for multiple element arrangements resulting from (a) lack of proper identification or accounting for contractual service obligations, (b) incorrect allocation of discounts to service related deliverables, and (c) lack of a robust process resulting in inaccurate determination of BESP. Additionally, there were misalignments of the revenue recognition period and the contractual requisite service period. Consequently, certain contracts for extended warranties on products or on-site services in multiple element arrangements were incorrectly recorded as revenue at the time of sale of the product instead of being deferred and amortized over the contractual warranty or service period. The Company had previously identified a portion of these errors in the amount of $9.0 million related to extended warranty in a prior period and had adjusted the condensed consolidated financial statements for the fiscal quarter ended September 30, 2015 for their cumulative effect with an out-of-period correction to revenues.

To correct these errors, the Company reversed the revenue and the out-of-period correction to revenues in the period in which the accounting errors or out-of-period adjustment took place, quantified an amount for these services by determining a best estimated selling price for these services based on a percentage of the separately priced product deliverables in the arrangement, and deferred and amortized the quantified amount of revenue over the contractual warranty or service period. Additionally, certain related adjustments to deferred revenues, which are included in accrued liabilities and other long-term liabilities, were made to the condensed consolidated balance sheet at the end of the period in which the errors occurred. The correction of these errors resulted in net sales for the three and six months ended December 31, 2016 being increased by $1.6 million and $3.3 million, respectively, net sales for the three months ended December 31, 2015 being decreased by $2.6 million, and net sales for the six months ended December 31, 2015 being increased by $4.3 million. The effect of the correction also resulted in accrued liabilities being increased by $6.4 million, and other long-term liabilities being increased by $4.2 million as of December 31, 2016 from amounts previously reported. Accrued liabilities were increased by $9.3 million and other long-term liabilities by $4.6 million as of June 30, 2016 from amounts previously reported.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(c) Inventory

As of December 31, 2016 and June 30, 2016, inventories were overstated due to misapplication of accounting principles, whereby materials issued from inventory to research and development projects and marketing with no alternative use were included as inventory and expensed upon completion of a project rather than being expensed upon consumption.

Also as of December 31, 2016 and June 30, 2016, inventories were understated due to misapplication of accounting principles, whereby (i) inventory of materials transferred to certain contract manufacturers was improperly derecognized upon transfer that the Company retained control over the materials because it was obligated to buy them back; and (ii) in-transit inventory was not being recorded in the appropriate period due to improper cut-off procedures.

To correct the errors related to inventory overstatement, the Company has recorded the materials as a research and development expense, or a marketing expense, in the period that inventory was consumed. The correction of the overstatement of errors resulted in a $4.8 million decrease in inventories as of December 31, 2016 from amounts previously reported. The Company made similar adjustments to decrease inventories by $2.1 million as of June 30, 2016 from amounts previously reported.

To correct the errors related to inventory understatement, the Company has adjusted the carrying value of inventory in the periods in which the accounting errors took place. The correction of these understatement errors resulted in a $30.4 million increase in inventories, as well as $25.6 million increase in accrued liabilities as of December 31, 2016 from amounts previously reported. Additionally, certain related adjustments to cost of sales, inventories, accounts payable and accrued liabilities were made to the condensed consolidated financial statements in the period in which the errors occurred. The Company made similar adjustments to increase inventories and accrued liabilities by $20.8 million and $16.1 million as of June 30, 2016, respectively, from amounts previously reported.

(d) Other

The Company corrected the following errors impacting the condensed consolidated financial statements:

•
The Company did not correctly record receivables from suppliers as prepaid expenses and other current assets. The correction of this error resulted in a $65.1 million decrease in accounts receivable, net, a $83.3 million increase in prepaid expenses and other current assets, and an increase to accounts payable of $18.2 million as of December 31, 2016 from amounts previously reported. The Company made similar adjustments as of June 30, 2016 from amounts previously reported which resulted in a $56.3 million decrease in accounts receivable, net, a $63.6 million increase in prepaid expenses and other current assets, and an increase to accounts payable of $7.3 million.

•
The Company did not record the payments for certain payroll tax related liabilities, as well as did not accrue certain withholding tax liabilities, in the appropriate periods. The correction of the error resulted in a $2.1 million decrease in cash and cash equivalents, and a corresponding decrease in accrued liabilities as of December 31, 2016 from amounts previously reported. The Company made similar adjustments as of June 30, 2016 from amounts previously reported which resulted in a $2.1 million decrease in cash and cash equivalents, and a corresponding decrease in accrued liabilities.

The Company corrected other immaterial misstatements relating to (i) sales taxes, (ii) stock-based compensation expense, (iii) accounts receivable and related allowances, (iv) other assets, (v) accounts payable, and (vi) prepaid expenses and other current assets.

Additionally, the Company changed the presentation of foreign exchange gains and (losses) of $0.6 million and $0.1 million for the three and six months ended December 31, 2016 and $(0.5) million and $1.4 million for the three and six months ended December 31, 2015, respectively, from general and administrative expenses, as previously reported, to other income (expense), net in the condensed consolidated statement of operations.

(e) Income taxes

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company has recorded tax adjustments to reflect the impacts of the Restatement and other income tax related error corrections.

Impact on Condensed Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2016
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$651,954	$9,609	$1,637	$—	$—	$—	$663,200
Cost of sales (1)	558,576	8,099	—	274	115	—	567,064
Gross profit	93,378	1,510	1,637	(274)	(115)	—	96,136
Operating expenses:
Research and development	34,033	—	—	1,506	(81)	—	35,458
Sales and marketing	18,153	(991)	—	(366)	(20)	—	16,776
General and administrative	9,429	—	—	—	952	—	10,381
Total operating expenses	61,615	(991)	—	1,140	851	—	62,615
Income from operations	31,763	2,501	1,637	(1,414)	(966)	—	33,521
Other income (expense), net	45	—	—	—	645	—	690
Interest expense	(497)	—	—	—	—	—	(497)
Income before income tax provision	31,311	2,501	1,637	(1,414)	(321)	—	33,714
Income tax provision	9,315	—	—	—	—	1,523	10,838
Net income	$21,996	$2,501	$1,637	$(1,414)	$(321)	$(1,523)	$22,876
Net income per common share:
Basic	$0.46						$0.48
Diluted	$0.43						$0.44
Weighted-average shares used in calculation of net income per common share:
Basic	48,124						48,124
Diluted	51,521						51,521
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Three Months Ended December 31,
	2016		2016
	As Previously Reported	Adjustments	As Restated
Net sales	$7,003	$(593)	$6,410
Cost of sales*	64,930	69	64,999
* Represents purchases from related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended December 31, 2016
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$1,180,922	$7,706	$3,335	$—	$—	$—	$1,191,963
Cost of sales (1)	1,007,480	6,725	—	(1,132)	202	—	1,013,275
Gross profit	173,442	981	3,335	1,132	(202)	—	178,688
Operating expenses:
Research and development	67,224	—	—	2,700	(316)	—	69,608
Sales and marketing	34,069	(2,041)	—	(81)	(8)	—	31,939
General and administrative	20,184	—	—	—	1,013	—	21,197
Total operating expenses	121,477	(2,041)	—	2,619	689	—	122,744
Income from operations	51,965	3,022	3,335	(1,487)	(891)	—	55,944
Other income (expense), net	74	—	—	—	167	—	241
Interest expense	(827)	—	—	—	—	—	(827)
Income before income tax provision	51,212	3,022	3,335	(1,487)	(724)	—	55,358
Income tax provision	15,684	—	—	—	—	1,425	17,109
Net income	$35,528	$3,022	$3,335	$(1,487)	$(724)	$(1,425)	$38,249
Net income per common share:
Basic	$0.74						$0.79
Diluted	$0.69						$0.74
Weighted-average shares used in calculation of net income per common share:
Basic	48,144						48,144
Diluted	51,352						51,352
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Six Months Ended December 31,
	2016		2016
	As Previously Reported	Adjustments	As Restated
Net sales	$10,345	$(371)	$9,974
Cost of sales*	115,135	85	115,220
* Represents purchases from related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended December 31, 2015
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$638,964	$4,833	$(2,562)	$—	$—	$—	$641,235
Cost of sales (1)	532,602	5,806	—	(364)	4	—	538,048
Gross profit	106,362	(973)	(2,562)	364	(4)	—	103,187
Operating expenses:
Research and development	30,264	—	—	438	(43)	—	30,659
Sales and marketing	16,461	(1,432)	—	23	9	—	15,061
General and administrative	10,511	—	—	—	(658)	—	9,853
Total operating expenses	57,236	(1,432)	—	461	(692)	—	55,573
Income from operations	49,126	459	(2,562)	(97)	688	—	47,614
Other income (expense), net	24	—	—	—	(666)	—	(642)
Interest expense	(400)	—	—	—	—	—	(400)
Income before income tax provision	48,750	459	(2,562)	(97)	22	—	46,572
Income tax provision	14,061	—	—	—	—	(693)	13,368
Net income	$34,689	$459	$(2,562)	$(97)	$22	$693	$33,204
Net income per common share:
Basic	$0.73						$0.70
Diluted	$0.67						$0.64
Weighted-average shares used in calculation of net income per common share:
Basic	47,651						47,651
Diluted	51,489						51,489
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Three Months Ended December 31,
	2015		2015
	As Previously Reported	Adjustments	As Restated
Net sales	$2,492	$3,406	$5,898

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended December 31, 2015
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$1,158,582	$17,449	$4,308	$—	$—	$—	$1,180,339
Cost of sales (1)	980,005	19,075	—	649	(52)	—	999,677
Gross profit	178,577	(1,626)	4,308	(649)	52	—	180,662
Operating expenses:						—
Research and development	58,590	—	—	445	(229)	—	58,806
Sales and marketing	30,710	(2,224)	—	128	24	—	28,638
General and administrative	18,711	—	—	—	1,688	—	20,399
Total operating expenses	108,011	(2,224)	—	573	1,483	—	107,843
Income from operations	70,566	598	4,308	(1,222)	(1,431)	—	72,819
Other income (expense), net	111	—	—	—	1,315	—	1,426
Interest expense	(724)	—	—	—	—	—	(724)
Income before income tax provision	69,953	598	4,308	(1,222)	(116)	—	73,521
Income tax provision	21,565	—	—	—	—	1,401	22,966
Net income	$48,388	$598	$4,308	$(1,222)	$(116)	$(1,401)	$50,555
Net income per common share:
Basic	$1.02						$1.06
Diluted	$0.94						$0.98
Weighted-average shares used in calculation of net income per common share:
Basic	47,584						47,584
Diluted	51,405						51,405
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Six Months Ended December 31,
	2015		2015
	As Previously Reported	Adjustments	As Restated
Net sales	$7,712	$8,950	$16,662
Cost of sales*	130,712	693	131,405
* Represents purchases from related parties.

Impact on Condensed Consolidated Balance Sheets

The effect of the Restatement described above on the accompanying condensed consolidated balance sheets as of December 31, 2016 and June 30, 2016 is as follows (in thousands)

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of December 31, 2016
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$128,752	$—	$—	$—	$(2,144)	$—	$126,608
Accounts receivable, net (1)*	366,885	(52,477)	—	—	(64,794)	—	249,614
Inventories	599,269	42,773	—	25,542	(364)	—	667,220
Prepaid income taxes	5,164	—	—	—	—	—	5,164
Prepaid expenses and other current assets (1)	13,738	—	—	—	92,599	—	106,337
Total current assets	1,113,808	(9,704)	—	25,542	25,297	—	1,154,943
Long-term investments	2,643	—	—	—	—	—	2,643
Property, plant, and equipment, net	193,670	—	—	—	—	—	193,670
Deferred income taxes, net	32,255	—	—	—	—	3,856	36,111
Other assets	7,480	—	—	—	3,214	—	10,694
Total assets	$1,349,856	$(9,704)	$—	$25,542	$28,511	$3,856	$1,398,061
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (1)	$341,940	$(867)	$—	$2,218	$29,961	$—	$373,252
Accrued liabilities (1)	74,331	(106)	6,350	25,836	1,090	—	107,501
Income taxes payable	1,048	—	—	—	—	1,285	2,333
Short-term debt and current portion of long-term debt	92,443	—	—	—	—	—	92,443
Total current liabilities	509,762	(973)	6,350	28,054	31,051	1,285	575,529
Long-term debt	34,732	—	—	—	—	—	34,732
Other long-term liabilities	53,001	—	4,227	—	—	—	57,228
Total liabilities	597,495	(973)	10,577	28,054	31,051	1,285	667,489
Stockholders' equity:
Common stock and additional paid-in capital	291,275	—	—	—	2,283	59	293,617
Treasury stock	(20,491)	—	—	—	—	—	(20,491)
Accumulated other comprehensive loss	(83)	—	—	—	—	—	(83)
Retained earnings	481,499	(8,731)	(10,577)	(2,512)	(4,823)	2,512	457,368
Total Super Micro Computer, Inc. stockholders' equity	752,200	(8,731)	(10,577)	(2,512)	(2,540)	2,571	730,411
Noncontrolling interest	161	—	—	—	—	—	161
Total stockholders’ equity	752,361	(8,731)	(10,577)	(2,512)	(2,540)	2,571	730,572
Total liabilities and stockholders' equity	$1,349,856	$(9,704)	$—	$25,542	$28,511	$3,856	$1,398,061
__________________________
* Previously reported allowances for accounts receivable as of December 31, 2016 were $2,771, now corrected and restated to $2,969.

(1) Transactions with related parties are included in the line items above as follows:

	As of December 31,
	2016		2016
	As Reported	Adjustments	As Restated
Accounts receivable, net	$12,378	$(12,285)	$93
Prepaid expenses and other current assets	—	23,507	23,507
Accounts payable	54,278	11,287	65,565
Accrued liabilities	—	12,601	12,601

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
__________________________
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

Impact on Condensed Consolidated Statements of Cash Flows

The effect of the Restatement described above on the accompanying condensed consolidated statements of cash flows for the six months ended December 31, 2016 and 2015 is as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net income	$35,528	$2,721	$38,249
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	7,711	—	7,711
Stock-based compensation expense	9,213	216	9,429
Excess tax benefits from stock-based compensation	(745)	—	(745)
Allowance for doubtful accounts	356	606	962
Provision for excess and obsolete inventories	6,391	34	6,425
Foreign currency exchange loss (gain)	232	(315)	(83)
Deferred income taxes, net	(3,791)	1,358	(2,433)
Changes in operating assets and liabilities:		—
Accounts receivable, net (1)	(78,300)	2,816	(75,484)
Inventories	(156,680)	(158)	(156,838)
Prepaid expenses and other assets (1)	941	(26,221)	(25,280)
Accounts payable (1)	96,774	13,263	110,037
Income taxes payable	(3,176)	847	(2,329)
Accrued liabilities (1)	18,234	4,875	23,109
Other long-term liabilities	12,442	(373)	12,069
Net cash used in operating activities	(54,870)	(331)	(55,201)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (1)	(17,372)	—	(17,372)
Change in restricted cash	(287)	—	(287)
Net cash used in investing activities	(17,659)	—	(17,659)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	130,116	—	130,116
Repayment of debt	(96,552)	—	(96,552)
Payments to acquire treasury stock	(18,461)	—	(18,461)
Proceeds from exercise of stock options	5,873	—	5,873
Excess tax benefits from stock-based compensation	745	—	745
Payment of withholding tax on vesting of restricted stock units	(1,542)	—	(1,542)
Payments of obligations under capital leases	(118)	—	(118)
Advances under receivable financing arrangements	787	—	787
Net cash provided by financing activities	20,848	—	20,848
Effect of exchange rate fluctuations on cash	(531)	331	(200)
Net decrease in cash and cash equivalents	(52,212)	—	(52,212)
Cash and cash equivalents at beginning of period	180,964	(2,144)	178,820
Cash and cash equivalents at end of period	$128,752	$(2,144)	$126,608
Supplemental disclosure of cash flow information:
Cash paid for interest	$749	$—	$749
Cash paid for taxes, net of refunds	$20,004	$—	$20,004
Non-cash investing and financing activities:
Equipment purchased under capital leases	$86	$—	$86
Unpaid property, plant and equipment purchases (1)	$5,325	$1,459	$6,784
__________________________
(1) Transactions with related parties are included in the line items above as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six months ended December 31,
	2016		2016
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Accounts receivable, net	$(7,700)	$7,656	$(44)
Prepaid expenses and other assets	—	(13,885)	(13,885)
Accounts payable	15,126	5,498	20,624
Accrued liabilities	—	7,247	7,247
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,902)	(2,902)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property, plant and equipment purchases	—	617	617

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended December 31, 2015
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net income	$48,388	$2,167	$50,555
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,953	—	5,953
Stock-based compensation expense	7,882	240	8,122
Excess tax benefits from stock-based compensation	(355)	—	(355)
Allowance for doubtful accounts	805	227	1,032
Provision for excess and obsolete inventories	3,780	(23)	3,757
Foreign currency exchange loss (gain)	(1,539)	226	(1,313)
Deferred income taxes, net	(4,380)	1,022	(3,358)
Changes in operating assets and liabilities:		—
Accounts receivable, net (1)	7,613	(28)	7,585
Inventories	(26,818)	13,220	(13,598)
Prepaid expenses and other assets (1)	(4,259)	(24,028)	(28,287)
Accounts payable (1)	20,738	2,563	23,301
Income taxes payable	650	960	1,610
Accrued liabilities (1)	9,715	8,566	18,281
Other long-term liabilities	18,749	(4,426)	14,323
Net cash provided by operating activities	86,922	686	87,608
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (1)	(15,235)	—	(15,235)
Change in restricted cash	(404)	—	(404)
Net cash used in investing activities	(15,639)	—	(15,639)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	14,400	—	14,400
Repayment of debt	(13,300)	—	(13,300)
Proceeds from exercise of stock options	2,439	—	2,439
Excess tax benefits from stock-based compensation	355	—	355
Payment of withholding tax on vesting of restricted stock units	(504)	—	(504)
Payments of obligations under capital leases	(86)	—	(86)
Payments under receivable financing arrangements	(18)	—	(18)
Net cash provided by financing activities	3,286	—	3,286
Effect of exchange rate fluctuations on cash	(119)	(208)	(327)
Net increase in cash and cash equivalents	74,450	478	74,928
Cash and cash equivalents at beginning of period	95,442	(2,522)	92,920
Cash and cash equivalents at end of period	$169,892	$(2,044)	$167,848
Supplemental disclosure of cash flow information:
Cash paid for interest	$693	$—	$693
Cash paid for taxes, net of refunds	$19,636	$—	$19,636
Non-cash investing and financing activities:
Equipment purchased under capital leases	$127	$—	$127
Unpaid property, plant and equipment purchases (1)	$5,366	$2,441	$7,807
__________________________
(1) Transactions with related parties are included in the line items above as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six months ended December 31,
	2015		2015
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Accounts receivable, net	$6,702	$(6,675)	$27
Prepaid expenses and other assets	—	(4,179)	(4,179)
Accounts payable	202	(922)	(720)
Accrued liabilities	—	3,126	3,126
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(1,436)	(1,436)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property, plant and equipment purchases	—	998	998

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q/A contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks discussed under “Risk Factors in Part II, Item 1A of this filing. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.
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

We commenced operations in 1993 and have been profitable every year since inception. Our net income was $22.9 million and $38.2 million for the three and six months ended December 31, 2016, respectively, and $33.2 million and $50.6 million for the three and six months ended December 31, 2015, respectively.

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

Financial Highlights

The following is a summary of other financial highlights of the three months ended December 31, 2016:

•
Net sales increased by 3.4% as compared to the three months ended December 31, 2015, which increase was primarily due to an increase in sales of our subsystems and accessories to our distributors as well as growth in our Twin family product line of servers including our FatTwin, storage, accelerated GPU computing servers or HPC and MicroBlade.

•
Gross margin decreased to 14.5% from 16.1% in the three months ended December 31, 2015. The decrease was primarily due to higher costs related to shortages of memory and solid-state drives (“SSD”) as well as many of our server systems being based on mature, late life cycle processors and GPUs at lower prices.

•
Operating expenses increased by 12.6% as compared to the three months ended December 31, 2015, and were equal to 9.4% of sales in the three months ended December 31, 2016 as compared to 8.6% of total sales in the three months ended December 31, 2015. This increase was mainly due to our continued increase in our human talent, primarily with respect to further investments in research and development.

Subsequent Events

For details, see Part I, Item 1, Note 11, "Subsequent Events," in our notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A.

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

Research and development expenses. Research and development expenses consist of the personnel and related expenses including stock-based compensation of our research and development teams, and materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering (“NRE”) funding from certain suppliers and customers for joint development. Under these programs, we are reimbursed for certain research and development costs that we incur as part of the joint development of our products and those of our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

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

Results of Operations

Net Sales

The following table presents net sales by product type for the three and six months ended December 31, 2016 and 2015 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Server systems	$456.1	$455.9	$0.2	—%	$815.0	$829.3	$(14.3)	(1.7)%
Percentage of total net sales	68.8%	71.1%			68.4%	70.3%
Subsystems and accessories	$207.1	$185.3	$21.8	11.8%	$376.9	$351.0	$25.9	7.4%
Percentage of total net sales	31.2%	28.9%			31.6%	29.7%
Total net sales	$663.2	$641.2	$22.0	3.4%	$1,191.9	$1,180.3	$11.6	1.0%

Comparison of Three Months Ended December 31, 2016 and 2015

The increase of $22.0 million in our net sales in the three months ended December 31, 2016 as compared with the three months ended December 31, 2015 was primarily due to an increase in sales of our subsystems and accessories to our distributors. The average selling price for our subsystems and accessories increased from $174 per unit in the three months ended December 31, 2015 to $194 per unit in the three months ended December 31, 2016. Net sales of our server systems remained relatively consistent in the three months ended December 31, 2016 as compared with the three months ended December 31, 2015.

Comparison of Six Months Ended December 31, 2016 and 2015

The increase of $11.6 million in our net sales in the six months ended December 31, 2016 as compared with the six months ended December 31, 2015 was primarily due to an increase in sales of our subsystems and accessories to our distributors. The average selling price for our subsystems and accessories increased from $177 per unit in the six months ended

December 31, 2015 to $188 per unit in the six months ended December 31, 2016. The decrease in net sales of our server systems was primarily due to a decrease in average selling price per node from $3,113 in the six months ended December 31, 2015 to $2,907 in the six months ended December 31, 2016 as a result of lower shipment volumes of complete servers and rack servers.

The following table presents the percentages of net sales from products sold to distributors and direct and original equipment manufacturers ("OEM") customers for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2016	2015	%	2016	2015	%
Distributors	46.5%	43.1%	3.4%	48.4%	45.1%	3.3%
Direct and OEM customers	53.5%	56.9%	(3.4)%	51.6%	54.9%	(3.3)%
Total net sales	100.0%	100.0%		100.0%	100.0%

The increase in net sales to distributors in the three and six months ended December 31, 2016 as compared to three and six months ended December 31, 2015, as a percentage of total net sales was primarily due to the higher demand for our subsystem and accessories that are typically sold through distributors. The decrease in net sales to direct/OEM customers in the three and six months ended December 31, 2016 as compared to three and six months ended December 31, 2015, as a percentage of total net sales was primarily due to the lower demand for our bundled servers and rack servers.

The following table presents percentages of net sales by geographic region for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2016	2015	%	2016	2015	%
United States	58.5%	64.2%	(5.7)%	58.7%	63.8%	(5.1)%
Europe	18.8%	17.3%	1.5%	19.4%	17.8%	1.6%
Asia	18.7%	13.9%	4.8%	17.7%	14.2%	3.5%
Others	4.0%	4.6%	(0.6)%	4.2%	4.2%	—%
Total net sales	100.0%	100.0%		100.0%	100.0%

The decrease in net sales in the United States was primarily due to the lower sales of server systems to our cloud computing and internet data center customers. As a result, our United States sales as a percentage of total net sales decreased in the three and six months ended December 31, 2016 as compared to three and six months ended December 31, 2015. The increase in net sales in Asia and Europe in the three and six months ended December 31, 2016 as a percentage of total net sales was primarily due to the higher demand for our server systems in China, the United Kingdom and Russia.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three and six months ended December 31, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Cost of sales	$567.1	$538.0	$29.1	5.4%	$1,013.3	$999.7	$13.6	1.4%
Gross profit	$96.1	$103.2	$(7.1)	(6.9)%	$178.7	$180.7	$(2.0)	(1.1)%
Gross margin	14.5%	16.1%		(1.6)%	15.0%	15.3%		(0.3)%

Comparison of Three Months Ended December 31, 2016 and 2015

The $29.1 million increase in cost of sales in the three months ended December 31, 2016 as compared with the three months ended December 31, 2015 was primarily attributable to an increase of $27.8 million in product cost as related to the increase in net sales and higher costs related to shortages of memory and SSD components, an increase of $0.7 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and an increase of 71 operation personnel to support the growth of our business and an increase of $0.4 million in inventory provision.

Gross margin percentage was 14.5% and 16.1% for the three months ended December 31, 2016 and 2015, respectively. This decrease was primarily due to higher costs related to shortages of memory and SSD as well as many of our server systems being based on mature, late life cycle processors and GPUs at lower margins. Geographically, we had higher sales in Asia where pricing is typically more competitive.

Comparison of Six Months Ended December 31, 2016 and 2015

The $13.6 million increase in cost of sales in six months ended December 31, 2016 as compared with the six months ended December 31, 2015 was primarily attributable to an increase of $7.4 million in product cost as related to the increase in net sales and higher costs related to shortages of memory and SSD components, an increase of $2.7 million in inventory provision, an increase of $2.0 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and an increase operation personnel to support the growth of our business and an increase of $1.2 million in the warranty provision charge as a result of an increase in cost of servicing warranty claims in the nine months ended December 31, 2016.

Our gross margin percentage was 15.0% and 15.3% for the six months ended December 31, 2016 and 2015, respectively. The decrease was primarily due to higher costs related to shortages of memory and SSD as well as many of our server systems being based on mature, late life cycle processors and GPUs at lower margins. Geographically, we had higher sales in Asia where pricing is typically more competitive.

Operating Expenses

Operating expenses for the three and six months ended December 31, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Research and development	$35.4	$30.6	$4.8	15.7%	$69.6	$58.8	$10.8	18.4%
Percentage of total net sales	5.3%	4.8%			5.8%	5.0%
Sales and marketing	$16.8	$15.1	$1.7	11.3%	$31.9	$28.6	$3.3	11.5%
Percentage of total net sales	2.5%	2.3%			2.7%	2.4%
General and administrative	$10.4	$9.9	$0.5	5.1%	$21.2	$20.4	$0.8	3.9%
Percentage of total net sales	1.6%	1.5%			1.8%	1.7%
Total operating expenses	$62.6	$55.6	$7.0	12.6%	$122.7	$107.8	$14.9	13.8%
Percentage of total net sales	9.4%	8.6%			10.3%	9.1%

Comparison of Three Months Ended December 31, 2016 and 2015

Research and development expenses. Research and development expenses increased by $4.8 million in the three months ended December 31, 2016 as compared with the three months ended December 31, 2015. The increase was primarily due to an increase of $4.5 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and an increase of 133 research and development personnel to support our expanded product development initiatives in the United States and in Taiwan and to support the growth of our business.

Sales and marketing expenses. Sales and marketing expenses increased by $1.7 million in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The increase was primarily due to an increase of $0.6 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and an increase of 25 sales and marketing personnel and an increase of $0.5 million in advertising, marketing promotional and trade show expenses.

General and administrative expenses. General and administrative expenses was $10.4 million, or 1.6% of net sales, for the three months ended December 31, 2016 which remained relatively consistent as compared with the $9.9 million, or 1.5% of net sales, for three months ended December 31, 2015.

Comparison of Six Months Ended December 31, 2016 and 2015

Research and development expenses. Research and development expenses increased by $10.8 million in the six months ended December 31, 2016 as compared with the six months ended December 31, 2015. The increase was driven primarily by an increase of $9.9 million in compensation and benefits including stock-based compensation expense and an increase of $2.1 million in product development expenses for prototype materials.

Sales and marketing expenses. Sales and marketing expenses increased by $3.3 million in the six months ended December 31, 2016 as compared with the six months ended December 31, 2015. The increase was primarily due to an increase of $1.9 million in compensation and benefits including stock-based compensation expense, resulting primarily from growth in sales and marketing personnel and an increase of $0.4 million in advertising, marketing promotional and trade show expenses.

General and administrative expenses. General and administrative expenses remained consistent from $21.2 million, or 1.8% of net sales, in the six months ended December 31, 2016 as compared with the $20.4 million, or 1.7% of net sales, in the six months ended December 31, 2015.

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other income (expense), net for the three and six months ended December 31, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Other income (expense), net	$0.7	$(0.6)	$1.3	(216.7)%	$0.2	$1.4	$(1.2)	(85.7)%
Interest expense	(0.5)	(0.4)	(0.1)	25.0%	(0.8)	(0.7)	(0.1)	14.3%
Interest and other income (expense), net	$0.2	$(1.0)	$1.2	(120.0)%	$(0.6)	$0.7	$(1.3)	(185.7)%

Comparison of Three Months Ended December 31, 2016 and 2015

Interest and other income (expense), net. Interest and other income (expense), net increased by $1.2 million in the three months ended December 31, 2016 as compared with the three months ended December 31, 2015. This change was primarily due to a foreign currency gain related to the remeasurement of our NTD$700.0 million CTBC Bank term loan.

Comparison of Six Months Ended December 31, 2016 and 2015

Interest and other income (expense), net. Interest and other income (expense), net decreased by $1.3 million in the six months ended December 31, 2016 as compared with the six months ended December 31, 2015. The decrease was primarily due to a foreign currency loss related the remeasurement of our NTD$700.0 million CTBC term loan.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three and six months ended December 31, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Income tax provision	$10.8	$13.4	$(2.6)	(19.4)%	$17.1	$23.0	$(5.9)	(25.7)%
Percentage of total net sales	1.6%	2.1%			1.4%	1.9%
Effective tax rate	32.1%	28.7%			30.9%	31.2%

Comparison of Three Months Ended December 31, 2016 and 2015

Income tax provision. Provision for income taxes decreased by $2.6 million, or 19.4%, in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The effective tax rate was 32.1% and 28.7% for the three months ended December 31, 2016 and 2015, respectively. The lower income tax provision for the three months ended December 31, 2016 was primarily attributable to our lower operating income. The effective tax rate for the three months ended December 31, 2016 was higher primarily due to the effect of international transfer pricing requirements.

Comparison of Six Months Ended December 31, 2016 and 2015

Income tax provision. Provision for income taxes decreased by $6.0 million, or 26.0%, in the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. The effective tax rate was 30.9% and 31.2% for the six months ended December 31, 2016 and 2015, respectively. The lower income tax provision for the six months ended December 31, 2016 was primarily attributable to our lower operating income. The effective tax rate for the six months ended December 31, 2016 was lower primarily due to the benefits from domestic production activities deductions.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents were $126.6 million and $178.8 million as of December 31, 2016 and June 30, 2016, respectively. Our cash in foreign locations was $54.1 million and $46.5 million as of December 31, 2016 and June 30, 2016, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations. We believe that our current cash and cash equivalents are adequate to meet our needs, including any debt balances due at maturity, for the next twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities. Net cash provided by (used in) operating activities was $(55.2) million and $87.6 million for the six months ended December 31, 2016 and 2015, respectively.

Net cash used in our operating activities for the six months ended December 31, 2016 was primarily due to cash outflows from an increase in inventories of $156.8 million and an increase in accounts receivable of $75.5 million, a decrease in deferred taxes of $2.4 million, decrease in $2.3 million in income taxes payable, and an increase in prepaid expenses and other assets of $25.3 million. These cash outflows were partially offset by cash inflows from our net income of $38.2 million, an increase in accounts payable of $110.0 million, an increase in accrued liabilities of $23.1 million, an increase in other long-term liabilities of $12.1 million, and non-cash charges relating to stock-based compensation expense of $9.4 million, provision for excess and obsolete inventories of $6.4 million, and depreciation and amortization expense of $7.7 million.

Net cash provided by our operating activities for the six months ended December 31, 2015 was primarily due to cash inflows from our net income of $50.6 million, an increase in accounts payable of $23.3 million, an increase in accrued liabilities of $18.3 million, a decrease in accounts receivable of $7.6 million, an increase in other long-term liabilities of $14.3 million, increase in income taxes payable of $1.6 million, and non-cash charges from stock-based compensation expense of $8.1 million, depreciation and amortization expense of $6.0 million, and provision for excess and obsolete inventories of $3.8 million. These cash inflows were partially offset by cash outflows from an increase in inventories of $13.6 million, an increase in deferred income taxes of $3.4 million, and an increase in prepaid expenses and other assets of $28.3 million.
The increase for the six months ended December 31, 2016 in accounts receivable was primarily due to higher sales in the last month of the second quarter of fiscal year 2017 as compared to the last month of the fourth quarter of fiscal year 2016. The increase for the six months ended December 31, 2016 in inventories and accounts payable was due to higher purchases to support memory and SSD component shortages as well as the lunar new year holiday shutdown in Asia at the end of January 2017. We anticipate that accounts receivable, inventories and accounts payable will increase to the extent we continue to grow our product lines and our business.

The decrease for the six months ended December 31, 2015 in accounts receivable was primarily due to lower sales in the last month of the second quarter of fiscal year 2016 as compared to the last month of the fourth quarter of fiscal year 2015. The increase for the six months ended December 31, 2015 in inventories and accounts payable was primarily due to higher purchases to support the lunar new year holiday shutdown in Asia in the beginning of February 2016 and higher sales in the six months ended December 31, 2015.

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

In the six months ended December 31, 2015, we borrowed an additional $14.4 million under our revolving line of credit from Bank of America and CTBC Bank and repaid $13.3 million in loans. Further, we received $2.4 million in connection with the exercise of stock options in the six months ended December 31, 2015.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2015 Bank of America Credit Facility

In June 2015, we entered into an amendment to our then existing credit agreement with Bank of America N.A. (“Bank of America”) which provided for (i) a $65.0 million revolving line of credit facility that would have matured on November 15, 2015 and (ii) a five-year $14.0 million term loan facility (collectively, the “2015 Bank of America Credit Facility”). The term loan was secured by three buildings located in San Jose, California and the principal and interest was payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In May 2016, we extended the revolving line of credit to mature on June 30, 2016.

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

As of December 31, 2016 and June 30, 2016, the total outstanding borrowings under the 2016 Bank of America Credit Facility term loans was $45.0 million and $0.9 million, respectively. The total outstanding borrowings under the 2016 Bank of America Credit Facility revolving lines of credit was $43.2 million and $62.2 million as of December 31, 2016 and June 30, 2016, respectively. The interest rates for these loans ranged from 1.19% to 2.14% per annum as of December 31, 2016 and from 1.02% to 1.96% per annum as of June 30, 2016, respectively. As of December 31, 2016, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $21.8 million. As of December 31, 2016, total assets amounting to $1,043.7 million collateralized the line of credit with Bank of America under the credit agreement, which represent our total assets of our United States headquarters, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of December 31, 2016, total assets collateralizing the term loan with Bank of America under the credit agreement were $101.1 million.

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
CTBC Bank

In April 2016, we entered into a credit agreement with CTBC Bank Co., Ltd (“CTBC Bank”) that provides for (i) a 12-month NTD$700.0 million or $21.6 million U.S. dollar equivalent term loan facility secured by our land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which was adjusted monthly, which term loan facility also included a 12-month line of guarantee up to NTD$100.0 million or $3.1 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which was adjusted monthly (collectively, the “CTBC Credit Facility”). The total borrowings allowed under the CTBC Credit Facility was capped at $40.0 million. We extended the CTBC Credit Facility to mature on May 31, 2017.

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

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in Taiwanese dollars and remeasured into U.S. dollars of $18.5 million and $20.4 million at December 31, 2016 and June 30, 2016, respectively. At December 31, 2016 and June 30, 2016, the total outstanding borrowings under the CTBC Credit Facility revolving line of credit was $20.8 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.95% and 2.15% at December 31, 2016 and 0.90% and 1.25% per annum at June 30, 2016. At December 31, 2016, the amount available for future borrowing under the CTBC Credit Facility was $0.6 million. As of December 31, 2016, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Facility term loan was $26.6 million. Under the terms of the May 2017 renewed credit agreement, the CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity we entered into a new credit agreement with CTBC Bank in January 2018.

In January 2018, we entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD$700.0 million or $23.6 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month line of guarantee up to NTD$100.0 million or $3.4 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month NTD$1,500.0 million or $50.5 million U.S. dollar equivalent term loan facility with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly (collectively, the “2018 CTBC Credit Facility”). The 2018 CTBC Credit Facility replaced the CTBC Credit Facility. The total borrowings allowed under the 2018 CTBC Credit Facility was initially capped at $50.0 million and in August 2018 was reduced to $40.0 million. In April 2019, we extended the maturity of 2018 CTBC Credit Facility to June 30, 2019.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies” in our notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A.

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.95% to 2.15% at December 31, 2016 and 0.90% to 1.96% at June 30, 2016, respectively. Based on the outstanding principal indebtedness of $127.5 million under our credit facilities as of December 31, 2016, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and six months ended December 31, 2016 was $0.6 million and $0.1 million, respectively, and for the three and six months ended December 31, 2015 was $(0.7) million and $1.3 million, respectively.

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

The Audit Committee and management also discovered internal control deficiencies and determined that certain employees had violated the Company’s Code of Business Conduct and Ethics (“Code of Conduct”). In connection with the preparation and filing of this Quarterly Report on Form 10-Q/A, we have conducted the requisite evaluations of the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting both as of December 31, 2016. These conclusions are explained below.

Evaluation of Effectiveness of Disclosure Controls and Procedures

In connection with the February 2017 original filing of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, our Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO") had concluded that, as of December 31, 2016 (the “Evaluation Date”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective. However, in connection with the Investigation, Procedures and Analysis, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was reperformed under the supervision and with the participation of our management, including our current CFO. As a result of this evaluation, our CEO and current CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses in internal control.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of December 31, 2016 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting we have identified, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

In connection with management’s assessment of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of December 31, 2016. These deficiencies led to material errors in our previously issued financial statements, which in turn led to the restatement of those previously issued condensed consolidated financial statements, as described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100.0 million of our common stock in the open market or in private transactions during the following twelve months at prevailing market prices. Repurchases were made under the program using our cash resources. We started repurchases under the program in July 2016 and the program ended in July 2017.
During the three months ended December 31, 2016, we did not repurchase any shares of our common stock. As of December 31, 2016, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $81.5 million.
Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

On November 4, 2016, our Board of Directors elected Saria Tseng to serve as a member of the Board of Directors, effective immediately. Ms. Tseng serves as a Class III director. In addition, Ms. Tseng was appointed as a member of the Compensation Committee and Nominating and Corporate Governance Committee of the Board, effective immediately.

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

As a member of the Board of Directors, Ms. Tseng will be entitled to participate in our non-employee director compensation program, under which she will receive (i) an annual retainer of $40,000 for her service as a director, (ii) an annual retainer of $2,500 for each of her committee memberships, (iii) an initial option to purchase 18,000 shares upon first becoming a member of the Board (“Initial Grant”) and (iv) an annual grant of options to purchase 4,500 shares of our common stock (“Annual Grant”). The Initial Grant will vest and become exercisable over four years, with the first 25% of the shares subject to vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter. The Annual Grant will vest and become exercisable on the first anniversary of the date of grant or immediately prior to our next annual meeting of stockholders, if earlier. The Initial Grant and Annual Grant have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and will become fully vested if we are subject to a change of control.

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