Form 10-Q/A
period 2017-03-31
Super Micro Computer, Inc.
filed 2019-05-17
CIK 1375365

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (this “Quarterly Report on Form 10-Q/A”) is being filed to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, which was initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2017 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A includes restatement of: (1) our condensed consolidated balance sheet as of March 31, 2017 and June 30, 2016 and the related condensed consolidated statements of operations and comprehensive income for each of the three and nine months ended March 31, 2017 and 2016, and cash flows for the nine months ended March 31, 2017 and 2016; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three and nine months ended March 31, 2017 and 2016 contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q/A. See below and Part I, Item 1, Note 12, “Restatement of Previously Issued Condensed Consolidated Financial Statements” in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A for a detailed discussion of the effect of the restatement.

For the convenience of the reader, we have included all items in this Quarterly Report on Form 10-Q/A which supersedes in its entirety the Original Form 10-Q. Prior to the filing of this Quarterly Report on Form 10-Q/A, we have filed the amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended September 30, 2016 and December 31, 2016. Subsequent to the filing of this Quarterly Report on Form 10-Q/A we expect to file the Annual Report on Form 10-K for the year ended June 30, 2017, which will include restatement of the consolidated financial statements (and related disclosures) for the periods described therein, as set forth in that report.

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

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE AND
NINE MONTHS ENDED MARCH 31, 2017

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this March 31, 2017 Form 10-Q/A are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this March 31, 2017 Form 10-Q/A are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	March 31,	June 30,
	2017	2016
	(As Restated- see Note 12)	(As Restated- see Note 12)
ASSETS
Current assets:
Cash and cash equivalents	$105,179	$178,820
Accounts receivable, net of allowances of $3,172 and $2,413 at March 31, 2017 and June 30, 2016, respectively (including amounts receivable from related parties of $8,394 and $49 at March 31, 2017 and June 30, 2016, respectively)	270,736	174,933
Inventories	718,687	516,807
Prepaid income taxes	1,795	4,341
Prepaid expenses and other current assets (including receivables from related parties of $14,948 and $9,622 at March 31, 2017 and June 30, 2016, respectively)	102,806	79,427
Total current assets	1,199,203	954,328
Long-term investments	2,643	2,643
Investment in equity investee	6,714	—
Property, plant and equipment, net	195,553	187,949
Deferred income taxes, net	40,536	33,678
Other assets	10,483	12,885
Total assets	$1,455,132	$1,191,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $58,835 and $44,941 at March 31, 2017 and June 30, 2016, respectively)	$383,506	$267,391
Accrued liabilities (including amounts due to related parties of $9,722 and $5,354 at March 31, 2017 and June 30, 2016, respectively)	102,390	83,596
Income taxes payable	2,981	5,054
Short-term debt and current portion of long-term debt, net of debt issuance costs	113,260	53,589
Total current liabilities	602,137	409,630
Long-term debt, net of debt issuance costs	32,251	40,000
Other long-term liabilities (including amounts due to related parties of $5,250 and $0 at March 31, 2017 and June 30, 2016, respectively)	66,650	45,200
Total liabilities	701,038	494,830
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 50,012,020 and 48,999,717 at March 31, 2017 and June 30, 2016, respectively	301,771	279,465
Treasury stock (at cost), 1,333,125 and 445,028 shares at March 31, 2017 and June 30, 2016, respectively	(20,491)	(2,030)
Accumulated other comprehensive loss	(70)	(85)
Retained earnings	472,718	419,119
Total Super Micro Computer, Inc. stockholders’ equity	753,928	696,469
Noncontrolling interest	166	184
Total stockholders’ equity	754,094	696,653
Total liabilities and stockholders’ equity	$1,455,132	$1,191,483
See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(As Restated- see Note 12)	(As Restated- see Note 12)	(As Restated- see Note 12)	(As Restated- see Note 12)
Net sales (including related party sales of $10,217 and $4,456 in the three months ended March 31, 2017 and 2016, respectively, and $20,191 and $21,118 in the nine months ended March 31, 2017 and 2016, respectively)	$614,798	$513,468	$1,806,761	$1,693,807
Cost of sales (including related party purchases of $62,523 and $55,142 in the three months ended March 31, 2017 and 2016, respectively, and $177,742 and $186,547 in the nine months ended March 31, 2017 and 2016, respectively)	529,461	434,485	1,542,736	1,434,162
Gross profit	85,337	78,983	264,025	259,645
Operating expenses:
Research and development	36,017	31,726	105,625	90,532
Sales and marketing	16,249	14,062	48,188	42,700
General and administrative	11,546	9,487	32,743	29,886
Total operating expenses	63,812	55,275	186,556	163,118
Income from operations	21,525	23,708	77,469	96,527
Other income (expense), net	(1,594)	147	(1,353)	1,573
Interest expense	(558)	(417)	(1,385)	(1,141)
Income before income tax provision	19,373	23,438	74,731	96,959
Income tax provision	4,023	7,392	21,132	30,358
Net income	$15,350	$16,046	$53,599	$66,601
Net income per common share:
Basic	$0.32	$0.33	$1.11	$1.40
Diluted	$0.30	$0.31	$1.04	$1.29
Weighted-average shares used in calculation of net income per common share:
Basic	48,445	48,047	48,243	47,737
Diluted	51,918	52,238	51,579	51,637

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(As Restated- see Note 12)	(As Restated- see Note 12)	(As Restated- see Note 12)	(As Restated- see Note 12)
Net income	$15,350	$16,046	$53,599	$66,601
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	13	4	15	(12)
Total other comprehensive income (loss)	13	4	15	(12)
Total comprehensive income	$15,363	$16,050	$53,614	$66,589

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2017	2016
	(As Restated- see Note 12)	(As Restated- see Note 12)
OPERATING ACTIVITIES:
Net income	$53,599	$66,601
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,768	9,538
Stock-based compensation expense	14,432	12,465
Excess tax benefits from stock-based compensation	(1,893)	(2,506)
Allowance for doubtful accounts	1,134	1,061
Provision for excess and obsolete inventories	8,184	6,052
Foreign currency exchange loss (gain)	1,373	(1,442)
Deferred income taxes, net	(6,858)	(1,362)
Share of loss from equity method investee	77	—
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(8,345) and $87 during the nine months ended March 31, 2017 and 2016, respectively)	(97,066)	60,823
Inventories	(210,064)	(29,683)
Prepaid expenses and other assets (including changes in related party balances of $(5,326) and $351 during the nine months ended March 31, 2017 and 2016, respectively)	(17,901)	(38,369)
Accounts payable (including changes in related party balances of $13,894 and $(16,878) during the nine months ended March 31, 2017 and 2016, respectively)	120,464	(22,743)
Income taxes payable	(846)	4,014
Accrued liabilities (including changes in related party balances of $4,368 and $2,749 during the nine months ended March 31, 2017 and 2016, respectively)	17,343	14,593
Other long-term liabilities (including changes in related party balances of $5,250 and $0 during the nine months ended March 31, 2017 and 2016, respectively)	15,767	15,144
Net cash provided by (used in) operating activities	(90,487)	94,186
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $(3,525) and $(2,194) during the nine months ended March 31, 2017 and 2016, respectively)	(23,270)	(25,120)
Change in restricted cash	(286)	(1,018)
Net cash used in investing activities	(23,556)	(26,138)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	170,416	24,100
Repayment of debt	(119,852)	(23,700)
Payments to acquire treasury stock	(18,461)	—
Proceeds from exercise of stock options	9,123	10,661
Excess tax benefits from stock-based compensation	1,893	2,506
Payment of withholding tax on vesting of restricted stock units	(2,476)	(1,108)
Payments of obligations under capital leases	(184)	(133)
Advances under receivable financing arrangements	4	835
Net cash provided by financing activities	40,463	13,161
Effect of exchange rate fluctuations on cash	(61)	(68)
Net increase (decrease) in cash and cash equivalents	(73,641)	81,141
Cash and cash equivalents at beginning of period	178,820	92,920
Cash and cash equivalents at end of period	$105,179	$174,061
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,335	$1,136
Cash paid for taxes, net of refunds	$24,958	$34,562
Non-cash investing and financing activities:
Equipment purchased under capital leases	$314	$299
Unpaid property, plant and equipment purchases (including due to related parties of $839 and $2,294 as of March 31, 2017 and 2016, respectively)	$6,578	$7,768
Contribution of certain technology rights to equity investee	$7,000	$—
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

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and although the operations of the Management Company are independent of the Company, through governance rights, the Company has the power to direct the activities that are most significant to the Management Company. Therefore, the Company concluded that it is the primary beneficiary of the Management Company. For the three and nine months ended March 31, 2017 and 2016, the accounts of the Management Company have been consolidated with accounts of Super Micro Computer, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In the three and nine months ended March 31, 2017, $5,000 and $(19,000), respectively, of net income (loss) attributable to Ablecom's interest was included in the Company’s general and administrative expenses in the condensed consolidated statements of operations, respectively. In the three and nine months ended March 31, 2016, $13,000 and $9,000, respectively, of net income (loss) attributable to Ablecom's interest was included in the Company’s general and administrative expenses in the condensed consolidated statements of operations, respectively.

Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the "Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment has been accounted for using the equity method. As such, the Corporate Venture is also a related party. As of March 31, 2017, the Company's equity investment in the Corporate Venture was $6.7 million and was recorded under investment in equity investee on the Company's condensed consolidated balance sheet. The Company's share of losses of the Corporate Venture were immaterial for the three and nine months ended March 31, 2017 and were included in other income (expense), net in the Company's condensed consolidated statements of operations. The Company recorded a deferred gain related to the contribution of certain technology rights of $7.0 million in the third fiscal quarter of 2017. The amortization of the deferred gain is being recognized as a credit to research and development expenses in the Company's condensed consolidated statement of operations over a period of five years which represents the estimated period over which the remaining obligations will be fulfilled. As of March 31, 2017, the Company had unamortized deferred gain balance of $1.4 million in accrued liabilities and $5.3 million in other long-term liabilities in the Company’s condensed consolidated balance sheet. The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if determined that an impairment charge is required. No impairment charge was recorded for the three and nine months ended March 31, 2017.

Additionally, the Company sold products worth $5.8 million to the Corporate Venture in the three and nine months ended March 31, 2017 and the Company's share of intra-entity profits on the products which remained unsold by the Corporate Venture as of March 31, 2017 have been eliminated and reduced the Company's investment in the Corporate Venture. The Company had a $8.3 million accounts receivable due from the Corporate Venture as of March 31, 2017.

Concentration of Supplier Risk

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 29.7% and 36.1% of total purchases for the three months ended March 31, 2017 and 2016, respectively and 30.7% and 34.3% for the nine months ended March 31, 2017 and 2016, respectively. Ablecom and Compuware, related parties of the Company, as noted in Note 7, "Related Party Transactions", accounted for 11.8% and 12.7% of total cost of sales for the three months ended March 31, 2017 and 2016, respectively and 11.5% and 13.0% for the nine months ended March 31, 2017 and 2016, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, long-term investments and accounts receivable. One customer represented 10.1% of the Company's total net sales in the three months ended March 31, 2017 and no customer represented greater than 10% of the Company's total net sales in the nine months ended March 31, 2017. One customer represented 10.8% and 13.0% of the Company's total net sales in the three and nine months ended March 31, 2016, respectively. The United States and China represented greater than 10% of the Company's total net sales in the three months ended March 31, 2017. No country other than the United States represented greater than 10% of the Company’s total net sales in the nine months ended March 31, 2017. No country other than the United States represented greater than 10% of the Company’s total net sales in the three and nine months ended March 31, 2016. No customer accounted for 10% or more of the Company's accounts receivable as of March 31, 2017, and one customer accounted for 10.5% of the Company's accounts receivables as of June 30, 2016.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of the date the 2016 Plan became effective, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006 Plan"). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan but that are forfeited in the future will become available for use under the 2016 Plan. In addition, 1,153,412 shares of common stock originally reserved for issuance under the 2006 Plan were cancelled upon the adoption of the 2016 Plan. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on the grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of March 31, 2017, the Company had 3,156,856 authorized shares available for future issuance under the 2016 Plan.

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

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Cost of sales	$350	$320	$1,010	$857
Research and development	3,199	2,700	9,247	7,824
Sales and marketing	528	524	1,561	1,424
General and administrative	926	799	2,614	2,360
Stock-based compensation expense before taxes	5,003	4,343	14,432	12,465
Income tax impact	(1,615)	(1,780)	(4,404)	(3,511)
Stock-based compensation expense, net	$3,388	$2,563	$10,028	$8,954

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options and vesting of RSUs in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $1.2 million and $3.5 million of excess tax benefits recorded in additional paid-in capital in the nine months ended March 31, 2017 and March 31, 2016, respectively. The Company had excess tax benefits classified as cash provided by financing activities of $1.9 million and $2.5 million in the nine months ended March 31, 2017 and 2016, respectively, for share-based awards issued since July 1, 2006.

As of March 31, 2017, the Company's total unrecognized compensation cost related to stock options was $10.5 million which will be recognized over a weighted-average vesting period of approximately 2.01 years. Total unrecognized compensation cost related to unvested RSUs was $26.0 million is expected to be recognized over a weighted-average period of 2.79 years.

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

The total pretax intrinsic value of options exercised was $5.2 million and $11.3 million during the three and nine months ended March 31, 2017, respectively, and $11.6 million and $16.5 million during the three and nine months ended March 31, 2016, respectively.

RSU Activity

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

The following table summarizes RSU activity during the nine months ended March 31, 2017 under all plans:

	RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2016	926,983	$30.23
Granted	613,310	$23.42
Released	(285,037)	$27.45
Forfeited	(81,869)	$26.67
Balance as of March 31, 2017	1,173,387	$27.59	$29,745

The total pretax intrinsic value of RSUs vested was $2.6 million and $7.0 million during the three and nine months ended March 31, 2017, respectively, and $1.6 million and $2.9 million during the three and nine months ended March 31, 2016, respectively. In the three and nine months ended March 31, 2017, upon vesting, 97,392 and 285,037 shares of RSUs were partially net share-settled such that the Company withheld 34,727 and 100,609 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. In the three and nine months ended March 31, 2016, upon vesting, 50,912 and 102,918 shares of RSUs were partially net share-settled such that the Company withheld 19,480 and 38,801 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities, respectively. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $0.9 million and $2.5 million during the three and nine months ended March 31, 2017, respectively, and $0.6 million and $1.1 million during the three and nine months ended March 31, 2016, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2016 Plan.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income	$15,350	$16,046	$53,599	$66,601

Denominator:
Weighted-average shares outstanding	48,445	48,047	48,243	47,737
Effect of dilutive securities	3,473	4,191	3,336	3,900
Weighted-average diluted shares	51,918	52,238	51,579	51,637

Basic net income per common share	$0.32	$0.33	$1.11	$1.40
Diluted net income per common share	$0.30	$0.31	$1.04	$1.29

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

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	March 31, 2017	June 30, 2016
Finished goods	$530,334	$399,776
Purchased parts and raw materials	124,911	95,344
Work in process	63,442	21,687
Total inventories	$718,687	$516,807

The Company recorded a provision for excess and obsolete inventory totaling $1.8 million and $8.2 million in the three and nine months ended March 31, 2017, respectively, and $2.3 million and $6.1 million in the three and nine months ended March 31, 2016, respectively.

Prepaid Expenses and Other Current Assets:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2017	June 30, 2016
Receivables from vendors (1)	$92,510	$71,470
Prepaid expenses	5,792	5,405
Deferred service costs	2,610	1,451
Others	1,894	1,101
Total prepaid expenses and other current assets	$102,806	$79,427
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $75.3 million and $63.6 million as of March 31, 2017 and June 30, 2016, respectively.

Property, Plant, and Equipment:

	March 31, 2017	June 30, 2016
Buildings	$71,665	$71,665
Land	70,484	70,454
Machinery and equipment	58,577	53,282
Buildings construction in progress (1)	22,507	15,803
Purchased software	14,711	14,452
Building and leasehold improvements	14,616	10,941
Furniture and fixtures	13,306	10,364
	265,866	246,961
Accumulated depreciation and amortization	(70,313)	(59,012)
Property, plant and equipment, net	$195,553	$187,949
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California.

Other Assets:

	March 31, 2017	June 30, 2016
Prepaid software license	$2,841	$3,870
Long-term deferred service costs	2,742	3,497
Restricted cash	2,190	1,851
Cost method investments	1,725	1,881
Prepaid royalty license	561	748
Deposits	258	909
Others	166	129
Total other assets	$10,483	$12,885

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accrued Liabilities:

	March 31, 2017	June 30, 2016
Deferred revenue (1)	$29,515	$22,731
Accrued payroll and related expenses	17,486	15,499
Customer deposits	12,213	8,781
Accrued cooperative marketing expenses	7,833	7,308
Accrued warranty costs	5,805	5,816
Others (2)	29,538	23,461
Total accrued liabilities	$102,390	$83,596
__________________________
(1) Deferred revenue as of March 31, 2017 and June 30, 2016, was comprised of deferred extended warranty revenue of $16.9 million and $15.5 million, respectively, deferred on-site service revenue of $11.2 million and $6.2 million, respectively, and other deferred revenue of $1.4 million and $1.0 million, respectively.

(2) Includes payables to contract manufacturers for the Company's buy-back liability of $20.5 million and $16.1 million as of March 31, 2017 and June 30, 2016, respectively. Also included in others as of March 31, 2017 is $1.4 million of deferred gain related to investment in Corporate Venture.

Other Long-term Liabilities:

	March 31, 2017	June 30, 2016
Deferred revenue, non-current (1)	$41,418	$26,538
Accrued unrecognized tax benefits including related interest and penalties non-current	17,329	16,056
Accrued warranty, non-current	1,304	1,313
Others (2)	6,599	1,293
Total other long-term liabilities	$66,650	$45,200
__________________________
(1) Deferred revenue, non-current as of March 31, 2017 and June 30, 2016, was comprised of deferred extended warranty revenue of $20.4 million and $16.7 million, respectively, deferred on-site service revenue of $19.5 million and $8.6 million, respectively, and other deferred revenue of $1.5 million and $1.2 million, respectively.

(2) Included in others as of March 31, 2017 is a $5.3 million of deferred gain related to investment in Corporate Venture.

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Balance, beginning of period	$6,925	$7,777	$7,129	$7,700
Provision for warranty	5,118	4,145	15,162	14,483
Utilization of provision	(5,148)	(4,332)	(15,051)	(12,799)
Change in estimated liability for pre-existing warranties	214	(460)	(131)	(2,254)
Balance, end of period	7,109	7,130	7,109	7,130
Current portion	(5,805)	(5,634)	(5,805)	(5,634)
Long-term portion	$1,304	$1,496	$1,304	$1,496

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash and cash equivalents, other assets, and long-term investments. The Company classifies its cash equivalents and other assets within Level I or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s long-term investments in auction rate securities are classified within Level 3 of the fair value hierarchy as the determination of their fair values was not based on observable inputs as of March 31, 2017 and June 30, 2016. The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of March 31, 2017 and June 30, 2016. The material factors used in preparing the discounted cash flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

The following table sets forth the Company’s cash equivalents, certificates of deposit and long-term investments as of March 31, 2017 and June 30, 2016 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2017	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,125	$—	$—	$1,125
Certificates of deposit (2)	—	1,151	—	1,151
Auction rate securities	—	—	2,643	2,643
Total assets measured at fair value	$1,125	$1,151	$2,643	$4,919

June 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$727	$—	$—	$727
Certificates of deposit (2)	—	1,316	—	1,316
Auction rate securities	—	—	2,643	2,643
Total assets measured at fair value	$727	$1,316	$2,643	$4,686
__________________________
(1) $0.3 million and $0.3 million in money market funds are included within cash and cash equivalents and $0.8 million and $0.4 million in money market funds are included in restricted cash within other assets on the condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively.

(2) $0.2 million and $0.3 million in certificates of deposit are included in cash and cash equivalents and $1.0 million and $1.0 million in certificates of deposit are included in restricted cash within other assets on the condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively.

The above table excludes $104.7 million and $178.2 million of cash included in cash and cash equivalents and $0.4 million and $0.5 million of restricted cash in other assets on the condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and nine months ended March 31, 2017 and 2016.

The Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3), had no movements for the three and nine months ended March 31, 2017 and 2016 and are being carried at $2.6 million and $2.6 million as of March 31, 2017 and 2016, respectively.

The following is a summary of the Company’s long-term investments as of March 31, 2017 and June 30, 2016 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2017 and June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2017 and June 30, 2016, total debt of $145.8 million and $93.6 million, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

During the three and nine months ended March 31, 2017 and 2016, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

Note 6.        Short-term and Long-term Obligations

Short-term and long-term obligations as of March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31,	June 30,
	2017	2016
Line of credit:
Bank of America (1)	$63,199	$62,199
CTBC Bank	20,300	10,100
Total line of credit	83,499	72,299
Term loans:
Bank of America	42,500	933
CTBC Bank	19,838	20,357
Total term loans	62,338	21,290
Total debt	145,837	93,589
Less: debt issuance costs	(326)	—
Total debt, net of debt issuance costs	145,511	93,589
Current portion, net of debt issuance costs	(113,260)	(53,589)
Long-term portion, net of debt issuance costs	$32,251	$40,000
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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2016 Bank of America Credit Facility

In June 2016, the Company entered into a new credit agreement with Bank of America, which provided for (i) a $55.0 million revolving line of credit facility including a $5.0 million letter of credit sublimit that was to mature on June 30, 2017 and (ii) a five-year $50.0 million term loan facility (collectively, the “2016 Bank of America Credit Facility”). The 2016 Bank of America Credit Facility replaced the 2015 Bank of America Credit Facility. The 2016 Bank of America Credit Facility term loan is secured by seven buildings located in San Jose, California and the property, plant and equipment and the inventory in those buildings. The principal and interest of the 2016 Bank of America Credit Facility term loan are payable monthly through June 30, 2021, with an interest rate at the LIBOR rate plus 1.25% per annum. The interest rate for the 2016 Bank of America Credit Facility revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.78% at March 31, 2017. The letter of credit bears interest at a rate of 1.25% per annum. In May 2017, the Company entered into an amendment to the 2016 Bank of America Credit Facility to increase the revolving line of credit to $85.0 million and extended the maturity date of the revolving lines of credit to October 31, 2018. Prior to the maturity, in April 2018, the Company repaid and terminated the 2016 Bank of America Credit Facility with proceeds from a new revolving line of credit (the “2018 Bank of America Credit Facility”).

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

As of March 31, 2017 and June 30, 2016, the total outstanding borrowings under the 2016 Bank of America Credit Facility term loans was $42.5 million and $0.9 million, respectively. The total outstanding borrowings under the 2016 Bank of America Credit Facility revolving lines of credit was $63.2 million and $62.2 million as of March 31, 2017 and June 30, 2016, respectively. The interest rates for these loans ranged from 1.37% to 2.16% per annum as of March 31, 2017 and from 1.02% to 1.96% per annum as of June 30, 2016, respectively. As of March 31, 2017, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $1.8 million. As of March 31, 2017, the Company's total assets amounting to $1,091.2 million collateralized the line of credit with Bank of America under the credit agreement, which represent the total assets of the United States headquarters of the Company, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of March 31, 2017, total assets collateralizing the term loan with Bank of America under the credit agreement were $97.6 million.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in Taiwanese dollars and remeasured into U.S. dollars of $19.8 million and $20.4 million at March 31, 2017 and June 30, 2016, respectively. At March 31, 2017 and June 30, 2016, the total outstanding borrowings under the CTBC Credit Facility revolving line of credit were $20.3 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.94% and 1.83% at March 31, 2017 and 0.90% and 1.25% per annum at June 30, 2016. At March 31, 2017, there was no available amount for future borrowing under the CTBC Credit Facility. As of March 31, 2017, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Facility term loan was $26.5 million. Under the terms of the May 2017 renewed credit agreement, the CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity the Company entered into a new credit agreement with CTBC Bank in January 2018.

In January 2018, the Company entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD$700.0 million or $23.6 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month line of guarantee up to NTD$100.0 million or $3.4 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum and (ii) a 12-month NTD$1,500.0 million or $50.5 million U.S. dollar equivalent term loan facility with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly (collectively, the "2018 CTBC Credit Facility"). The 2018 CTBC Credit Facility replaced the CTBC Credit Facility. The total borrowings allowed under the 2018 CTBC Credit Facility was initially capped at $50.0 million and in August 2018 was reduced to $40.0 million. In April 2019, the Company extended the maturity of 2018 CTBC Credit Facility to June 30, 2019.

Covenant Compliance

2016 Bank of America Credit Facility

The credit agreement with respect to the 2016 Bank of America Credit Facility contained customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The credit agreement contained certain financial covenants, including the following:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

As of March 31, 2017, the Company was in compliance with the above stated financial covenants associated with the term loan and lines of credit with Bank of America under the credit agreement.

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

Note 7.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. As of March 31, 2017, Ablecom owned approximately 0.4% of the Company’s common stock. As of March 31, 2017, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, together owned approximately 10.5% of Ablecom’s capital stock. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was the Senior Vice President of International Sales and a director of the Company, owned approximately 11.7% of Ablecom’s capital stock as of March 31, 2017. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and other Liang family members, including other brothers of Charles Liang, own approximately 36.0% of Ablecom’s stock. Bill Liang, a brother of both Charles Liang and Steve Liang, also is a member of the Board of Directors of Ablecom.

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

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its manufacturing of components, particularly server chassis. Ablecom manufactured approximately 94% and 97% of the chassis included in the products sold by the Company during the three months ended March 31, 2017 and 2016, respectively; and approximately 95% and 96% of the chassis included in the products sold by the Company during the nine months ended March 31, 2017 and 2016, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $32.8 million and $22.8 million at March 31, 2017 and June 30, 2016, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $69.7 million and $40.0 million at March 31, 2017 and June 30, 2016, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three and nine months ended March 31, 2017, and 2016, are as follows (in thousands):

	Three months ended March, 31		Nine months ended March, 31
	2017	2016	2017	2016
Ablecom
Net sales	$—	$—	$—	$60
Purchases (1)	32,627	29,202	96,238	96,730

Compuware
Net sales	4,378	4,456	14,352	21,058
Purchases (1)	31,522	28,929	85,971	95,694
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company had the following balances related to transactions with Ablecom and Compuware as of March 31, 2017 and June 30, 2016 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2017	June 30, 2016
Ablecom
Accounts receivable and other receivables	$8,644	$6,017
Accounts payable and accrued liabilities	38,675	29,788

Compuware
Accounts receivable and other receivables	6,412	3,654
Accounts payable and accrued liabilities	28,482	20,507

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture, which is accounted for using the equity method. See Note 1, "Organization and Summary of Significant Accounting Policies" for a discussion of the investment in the Corporate Venture and the transactions that took place during the three and nine months ended March 31, 2017.

Note 8.        Income Taxes

The Company recorded provisions for income taxes of $4.0 million and $21.1 million for the three and nine months ended March 31, 2017, respectively, and $7.4 million and $30.4 million for the three and nine months ended March 31, 2016, respectively. The effective tax rate was 20.8% and 28.3% for the three and nine months ended March 31, 2017, respectively, and 31.5% and 31.3% for the three and nine months ended March 31, 2016, respectively. The effective tax rate for the three and nine months ended March 31, 2017 is estimated to be lower than the federal statutory rate primarily due to the benefit from U.S. federal research and development ("R&D") tax credit and domestic production activities deduction.

               As of March 31, 2017, the Company had a liability for gross unrecognized tax benefits of $17.3 million, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three and nine months ended March 31, 2017, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of March 31, 2017, the Company had accrued $1.4 million of interest and penalties relating to unrecognized tax benefits.

Subsequent to the period ended March 31, 2017, the 2017 Tax Act was enacted on December 22, 2017. Some of the significant new requirements of the 2017 Tax Act include, but are not limited to, a one-time mandatory deemed repatriation transition tax on previously deferred foreign earnings which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment, a re-measurement of our deferred taxes due to the change in the corporate tax rate which the Company is estimating could have a $11.0 million to $15.0 million impact to the consolidated financial statements in the year of enactment, taxation of certain global intangible low-taxed income under the international tax provisions which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment, and limitations on the deductibility of performance-based compensation for officers which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment. The tax impacts of the 2017 Tax Act have not been included in the income tax provision for three and nine months ended March 31, 2017 and 2016. The Company will account for the tax effects of the 2017 Tax Act in the period it was enacted, which is in the fiscal year ended June 30, 2018.

Prior to the enactment of the 2017 Tax Act, the Company considered earnings from foreign operations to be indefinitely reinvested outside of the United States. The Company is currently evaluating whether to change its indefinite reinvestment assertion in light of the 2017 Tax Act and the Company considers that assessment to be incomplete.

The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. In the fourth quarter of fiscal year 2017, the U.S. Internal Revenue Service (“IRS”) completed its examination procedures including all appeals and administrative review for tax years ended June 30, 2013 and 2014 U.S. federal income tax returns. The IRS proposed an adjustment on the Company’s research and development credit claimed which resulted in additional tax liability of $1.9 million. The Company accepted and paid for the amount in June 2017. The impact of this one-

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

time adjustment on the income statement was mostly offset by the recognition of other previously unrecognized tax benefits related to the years audited.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through the next 12 months. As of March 31, 2017, these remaining noncancelable commitments were $412.5 million, including $102.5 million for related parties.

Note 10.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	March 31,	June 30,
	2017	2016
United States	$152,051	$142,764
Asia	40,949	42,052
Europe	2,553	3,133
	$195,553	$187,949

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2017 and 2016, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

United States	$346,588	$305,036	$1,046,306	$1,057,852
Asia	131,970	81,755	342,995	249,298
Europe	105,053	92,239	336,770	301,777
Other	31,187	34,438	80,690	84,880
	$614,798	$513,468	$1,806,761	$1,693,807

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$427,551	69.5%	$356,710	69.5%	$1,242,582	68.8%	$1,186,014	70.0%
Subsystems and accessories	187,247	30.5%	156,758	30.5%	564,179	31.2%	507,793	30.0%
Total	$614,798	100.0%	$513,468	100.0%	$1,806,761	100.0%	$1,693,807	100.0%

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

In April 2018, the Company repaid and terminated the 2016 Bank of America Credit Facility with proceeds from the 2018 Bank of America Credit Facility. As a result, the Company’s borrowing capacity increased from $155.0 million to $250.0 million. On January 31, 2019, the Company entered into an amendment of the loan and security agreement with respect to the 2018 Bank of America Credit Facility to, among other matters, extend the maturity date of this credit facility from April 30, 2019 to June 30, 2019. For details, see Note 6, "Short-term and Long-term Obligations"

Effective at the open of business on August 23, 2018, the Company’s common stock was suspended from trading on the Nasdaq Global Select Market. Effective March 22, 2019, the Company’s common stock was delisted from the Nasdaq Global Select Market. Since the date the Company’s common stock was suspended from trading on the Nasdaq Global Select Market, its common stock has been quoted on the OTC Market and is currently traded under the symbol “SMCI.”

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

As a result, within these condensed consolidated financial statements, the Company has included the restated condensed consolidated financial statements as of March 31, 2017 and June 30, 2016 and for the three and nine months ended March 31, 2017 and March 31, 2016, which is referred to as the "Restatement". The Restatement corrects errors and certain irregularities which are discussed in detail within this footnote.

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

(a) Product revenue

During the three and nine months ended March 31, 2017 and 2016, product revenue was recognized prematurely. As a result of the information gathered in the Investigation, Procedures and Analysis, it was determined that there was an aggressive focus on quarterly revenue without sufficient focus on compliance by an appropriate number of competent resources, and all relevant information was not communicated among the Company’s internal functions as well as the management to both the Audit Committee and the independent auditors that resulted in the inappropriate recording of revenue with insufficient documentation or rigorous assessment of revenue transactions. The Company found instances where (i) title and risk of loss had not transferred to the customer, (ii) persuasive evidence of an arrangement with the customer consistent with the Company’s customary business practices was not present, (iii) the distributor’s price was not fixed or determinable, or (iv) collectibility was not reasonably assured, all of which resulted in premature recognition of revenue.

Also, during the three and nine months ended March 31, 2017 and 2016, revenue was misstated as it was determined from the information gathered in the Investigation, Procedures and Analysis there was a misapplication of accounting principles related to the classification of consideration paid to customers under the Company’s cooperative marketing arrangements for which the Company did not receive an identifiable benefit.

To correct the errors and certain irregularities related to premature revenue recognition, the related revenue and cost of sales were reversed in the period in which the accounting errors took place and have been recognized in subsequent periods when all of the revenue recognition criteria were met. The correction of these errors resulted in net sales for the three and nine

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

months ended March 31, 2017 being decreased by $12.5 million and $2.2 million, respectively, and net sales for the three and nine months ended March 31, 2016 being decreased by $19.2 million and increased by $0.4 million respectively, and cost of sales for the three and nine months ended March 31, 2017 being decreased by $12.3 million and $5.0 million, respectively, and cost of sales for the three and nine months ended March 31, 2016 being decreased by $18.3 million and increased by $1.4 million, respectively from amounts previously reported. Additionally, certain related adjustments to reverse accounts receivable, net, of $63.0 million, and to recognize inventories of $52.4 million were made to amounts previously reported as of March 31, 2017. The Company made similar adjustments to reverse accounts receivable, net, of $60.6 million and to recognize inventories of $48.7 million to amounts previously reported as of June 30, 2016. Additionally, certain related adjustments to accounts payable and accrued liabilities, which also impacted cost of sales and sales and marketing expense, were made to the condensed consolidated financial statements in which the accounting errors and certain irregularities occurred.

The Company corrected errors related to consideration paid to customers under the Company’s cooperative marketing arrangements for which the Company did not receive an identifiable benefit, as well as the value of free samples provided to customers. These transactions were incorrectly recorded as sales and marketing expense and have now been corrected and recorded as a reduction of revenue. The correction of these errors resulted in net sales and sales and marketing expense for the three and nine months ended March 31, 2017 being reduced by $1.1 million and $3.1 million, respectively, net sales and sales and marketing expense for the three and nine months ended March 31, 2016 being reduced by $1.0 million and $2.6 million, respectively, from amounts previously reported.

(b) Services revenue

During the three and nine months ended March 31, 2017 and 2016, services revenue was misstated as it was determined that as a result of the information gathered in the Investigation, Procedures and Analysis there were errors related to inaccurate allocation of contract consideration for multiple element arrangements resulting from (a) lack of proper identification or accounting for contractual service obligations, (b) incorrect allocation of discounts to service related deliverables, and (c) lack of a robust process resulting in inaccurate determination of BESP. Additionally, there were misalignments of the revenue recognition period and the contractual requisite service period. Consequently, certain contracts for extended warranties on products or on-site services in multiple element arrangements were incorrectly recorded as revenue at the time of sale of the product instead of being deferred and amortized over the contractual warranty or service period. The Company had previously identified a portion of these errors in the amount of $9.0 million related to extended warranty in a prior period and had adjusted the condensed consolidated financial statements for the fiscal quarter ended September 30, 2015 for their cumulative effect with an out-of-period correction to revenues.

To correct these errors, the Company reversed the revenue and the out-of-period correction to revenues in the period in which the accounting errors or out-of-period adjustment took place, quantified an amount for these services by determining a best estimated selling price for these services based on a percentage of the separately priced product deliverables in the arrangement, and deferred and amortized the quantified amount of revenue over the contractual warranty or service period. Additionally, certain related adjustments to deferred revenues, which are included in accrued liabilities and other long-term liabilities, were made to the condensed consolidated balance sheet at the end of the period in which the errors occurred. The correction of these errors resulted in net sales for the three and nine months ended March 31, 2017 being decreased by $2.3 million and increased by $1.0 million respectively and net sales for the three and nine months ended March 31, 2016 being increased by $1.4 million and $5.7 million respectively, accrued liabilities being increased by $6.9 million, and other long-term liabilities being increased by $6.0 million as of March 31, 2017 from amounts previously reported. Accrued liabilities were increased by $9.3 million and other long-term liabilities by $4.6 million as of June 30, 2016 from amounts previously reported.

(c) Inventory

As of March 31, 2017 and June 30, 2016, inventories were overstated due to misapplication of accounting principles, whereby materials issued from inventory to research and development projects and marketing with no alternative use were included as inventory and expensed upon completion of a project rather than being expensed upon consumption.

Also as of March 31, 2017 and June 30, 2016, inventories were understated due to misapplication of accounting principles, whereby (i) inventory of materials transferred to certain contract manufacturers was improperly derecognized upon transfer that the Company retained control over the materials because it was obligated to buy them back; and (ii) in-transit inventory was not being recorded in the appropriate period due to improper cut-off procedures.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

To correct the errors related to inventory overstatement, the Company has recorded the materials as a research and development expense, or a marketing expense, in the period that inventory was consumed. The correction of the overstatement errors resulted in a $4.7 million decrease in inventories as of March 31, 2017 from amounts previously reported. The Company made similar adjustments to decrease inventories by $2.1 million as of June 30, 2016 from amounts previously reported.

To correct the errors related to inventory understatement, the Company has adjusted the carrying value of inventory in the periods in which the errors took place. The correction of these understatement errors resulted in a $27.0 million increase in inventories, as well as $20.5 million increase in accrued liabilities as of March 31, 2017 from amounts previously reported. Additionally, certain related adjustments to cost of sales, inventories, accounts payable and accrued liabilities were made to the condensed consolidated financial statements in the period in which the errors occurred. The Company made similar adjustments to increase inventories and accrued liabilities by $20.8 million and $16.1 million as of June 30, 2016, respectively, from amounts previously reported.

(d) Other

The Company corrected the following errors impacting the condensed consolidated financial statements:

•
The Company did not correctly record receivables from suppliers as prepaid expenses and other current assets. The correction of this error resulted in a $60.8 million decrease in accounts receivable, net, a $75.3 million increase in prepaid expenses and other current assets, and an increase to accounts payable of $14.5 million as of March 31, 2017 from amounts previously reported. The Company made similar adjustments as of June 30, 2016 from amounts previously reported which resulted in a $56.3 million decrease in accounts receivable, net, a $63.6 million increase in prepaid expenses and other current assets, and an increase to accounts payable of $7.3 million.

•
The Company did not record the payments for certain payroll tax related liabilities, as well as did not accrue certain withholding tax liabilities, in the appropriate periods. The correction of the error resulted in a $2.6 million decrease in cash and cash equivalents, and a corresponding decrease in accrued liabilities as of March 31, 2017 from amounts previously reported. The Company made similar adjustments as of June 30, 2016 from amounts previously reported which resulted in a $2.1 million decrease in cash and cash equivalents, and a corresponding decrease in accrued liabilities.

•	The Company corrected the presentation of the carrying value of the investment in the Corporate Venture of $6.7 million as of March 31, 2017 from other assets to investment in equity investee.

The Company corrected other immaterial misstatements relating to (i) sales taxes, (ii) stock-based compensation expense, (iii) accounts receivable and related allowances, (iv) other assets, (v) accounts payable, and (vi) prepaid expenses and other current assets.

Additionally, the Company changed the presentation of foreign exchange gains and losses of $(1.5) million and $(1.4) million for the three and nine months ended March 31, 2017, respectively, and of $0.2 million and $1.6 million for the three and nine months ended March 31, 2016, respectively, from general and administrative expenses, as previously reported, to other income (expense), net in the condensed consolidated statement of operations.

(e) Income taxes

The Company has recorded tax adjustments to reflect the impacts of the Restatement and other income tax related error corrections.

Impact on Condensed Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying condensed consolidated statements of operations for the three and nine months March 31, 2017 and 2016 is as follows (in thousands, except per share amounts):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31, 2017
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$631,124	$(14,022)	$(2,304)	$—	$—	$—	$614,798
Cost of sales (1)	542,798	(12,764)	—	(684)	111	—	529,461
Gross profit	88,326	(1,258)	(2,304)	684	(111)	—	85,337
Operating expenses:
Research and development	35,870	—	—	(337)	484	—	36,017
Sales and marketing	17,167	(1,089)	—	146	25	—	16,249
General and administrative	12,874	—	—	—	(1,328)	—	11,546
Total operating expenses	65,911	(1,089)	—	(191)	(819)	—	63,812
Income from operations	22,415	(169)	(2,304)	875	708	—	21,525
Other income (expense), net	(51)	—	—	—	(1,543)	—	(1,594)
Interest expense	(558)	—	—	—	—	—	(558)
Income before income tax provision	21,806	(169)	(2,304)	875	(835)	—	19,373
Income tax provision	5,140	—	—	—	—	(1,117)	4,023
Net income	$16,666	$(169)	$(2,304)	$875	$(835)	$1,117	$15,350
Net income per common share:
Basic	$0.34						$0.32
Diluted	$0.32						$0.30
Weighted-average shares used in calculation of net income per common share:
Basic	48,445						48,445
Diluted	51,918						51,918
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Three Months Ended March 31,
	2017		2017
	As Previously Reported	Adjustments	As Restated
Net sales	$4,069	$6,148	$10,217
Cost of sales*	62,378	145	62,523
* Represents purchases from related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended March 31, 2017
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$1,812,046	$(6,317)	$1,032	$—	$—	$—	$1,806,761
Cost of sales (1)	1,550,278	(6,040)	—	(1,816)	314	—	1,542,736
Gross profit	261,768	(277)	1,032	1,816	(314)	—	264,025
Operating expenses:
Research and development	103,094	—	—	2,363	168	—	105,625
Sales and marketing	51,236	(3,130)	—	65	17	—	48,188
General and administrative	33,058	—	—	—	(315)	—	32,743
Total operating expenses	187,388	(3,130)	—	2,428	(130)	—	186,556
Income from operations	74,380	2,853	1,032	(612)	(184)	—	77,469
Other income (expense), net	23	—	—	—	(1,376)	—	(1,353)
Interest expense	(1,385)	—	—	—	—	—	(1,385)
Income before income tax provision	73,018	2,853	1,032	(612)	(1,560)	—	74,731
Income tax provision	20,824	—	—	—	—	308	21,132
Net income	$52,194	$2,853	$1,032	$(612)	$(1,560)	$(308)	$53,599
Net income per common share:
Basic	$1.08						$1.11
Diluted	$1.01						$1.04
Weighted-average shares used in calculation of net income per common share:
Basic	48,243						48,243
Diluted	51,579						51,579
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Nine Months Ended March 31,
	2017		2017
	As Previously Reported	Adjustments	As Restated
Net sales	$14,414	$5,777	$20,191
Cost of sales*	177,513	229	177,742
* Represents purchases from related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31, 2016
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$532,721	$(20,638)	$1,385	$—	$—	$—	$513,468
Cost of sales (1)	453,569	(18,673)	—	(510)	99	—	434,485
Gross profit	79,152	(1,965)	1,385	510	(99)	—	78,983
Operating expenses:
Research and development	31,256	—	—	5	465	—	31,726
Sales and marketing	14,467	(1,003)	—	533	65	—	14,062
General and administrative	8,984	—	—	—	503	—	9,487
Total operating expenses	54,707	(1,003)	—	538	1,033	—	55,275
Income from operations	24,445	(962)	1,385	(28)	(1,132)	—	23,708
Other income (expense), net	20	—	—	—	127	—	147
Interest expense	(417)	—	—	—	—	—	(417)
Income before income tax provision	24,048	(962)	1,385	(28)	(1,005)	—	23,438
Income tax provision	7,386	—	—	—	—	6	7,392
Net income	$16,662	$(962)	$1,385	$(28)	$(1,005)	$(6)	$16,046
Net income per common share:
Basic	$0.35						$0.33
Diluted	$0.32						$0.31
Weighted-average shares used in calculation of net income per common share:
Basic	48,047						48,047
Diluted	52,238						52,238
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Three Months Ended March 31,
	2016		2016
	As Previously Reported	Adjustments	As Restated
Net sales	$4,413	$43	$4,456
Cost of sales*	55,133	9	55,142
* Represents purchases from related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended March 31, 2016
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$1,691,303	$(3,189)	$5,693	$—	$—	$—	$1,693,807
Cost of sales (1)	1,433,574	402	—	139	47	—	1,434,162
Gross profit	257,729	(3,591)	5,693	(139)	(47)	—	259,645
Operating expenses:
Research and development	89,846	—	—	451	235	—	90,532
Sales and marketing	45,177	(3,228)	—	661	90	—	42,700
General and administrative	27,695	—	—	—	2,191	—	29,886
Total operating expenses	162,718	(3,228)	—	1,112	2,516	—	163,118
Income from operations	95,011	(363)	5,693	(1,251)	(2,563)	—	96,527
Other income (expense), net	131	—	—	—	1,442	—	1,573
Interest expense	(1,141)	—	—	—	—	—	(1,141)
Income before income tax provision	94,001	(363)	5,693	(1,251)	(1,121)	—	96,959
Income tax provision	28,951	—	—	—	—	1,407	30,358
Net income	$65,050	$(363)	$5,693	$(1,251)	$(1,121)	$(1,407)	$66,601
Net income per common share:
Basic	$1.36						$1.40
Diluted	$1.26						$1.29
Weighted-average shares used in calculation of net income per common share:
Basic	47,737						47,737
Diluted	51,637						51,637
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Nine Months Ended March 31,
	2016		2016
	As Previously Reported	Adjustments	As Restated
Net sales	$12,125	$8,993	$21,118
Cost of sales*	185,845	702	186,547
* Represents purchases from related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Impact on Condensed Consolidated Balance Sheets

The effect of the Restatement described above on the accompanying condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016 is as follows (in thousands):

	As of March 31, 2017
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$107,779	$—	$—	$—	$(2,600)	$—	$105,179
Accounts receivable, net (1)*	391,334	(62,968)	—	—	(57,630)	—	270,736
Inventories	642,314	52,422	—	23,043	908	—	718,687
Prepaid income taxes	1,795	—	—	—	—	—	1,795
Prepaid expenses and other current assets (1)	13,485	—	—	—	89,321	—	102,806
Total current assets	1,156,707	(10,546)	—	23,043	29,999	—	1,199,203
Long-term investments	2,643	—	—	—	—	—	2,643
Property, plant, and equipment, net	195,553	—	—	—	—	—	195,553
Deferred income taxes, net	35,513	—	—	—	—	5,023	40,536
Investment in equity investee	—	—	—	—	6,714	—	6,714
Other assets	14,040	—	—	—	(3,557)	—	10,483
Total assets	$1,404,456	$(10,546)	$—	$23,043	$33,156	$5,023	$1,455,132
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (1)	$348,733	$(1,362)	$—	$3,957	$32,178	$—	$383,506
Accrued liabilities (1)	70,893	(285)	6,877	20,724	4,181	—	102,390
Income taxes payable	1,646	—	—	—	—	1,335	2,981
Short-term debt and current portion of long-term debt	113,260	—	—	—	—	—	113,260
Total current liabilities	534,532	(1,647)	6,877	24,681	36,359	1,335	602,137
Long-term debt	32,251	—	—	—	—	—	32,251
Other long-term liabilities	60,647	—	6,003	—	—	—	66,650
Total liabilities	627,430	(1,647)	12,880	24,681	36,359	1,335	701,038
Stockholders' equity:
Common stock and additional paid-in capital	299,256	—	—	—	2,456	59	301,771
Treasury stock	(20,491)	—	—	—	—	—	(20,491)
Accumulated other comprehensive loss	(70)	—	—	—	—	—	(70)
Retained earnings	498,165	(8,899)	(12,880)	(1,638)	(5,659)	3,629	472,718
Total Super Micro Computer, Inc. stockholders' equity	776,860	(8,899)	(12,880)	(1,638)	(3,203)	3,688	753,928
Noncontrolling interest	166	—	—	—	—	—	166
Total stockholders' equity	777,026	(8,899)	(12,880)	(1,638)	(3,203)	3,688	754,094
Total liabilities and stockholders' equity	$1,404,456	$(10,546)	$—	$23,043	$33,156	$5,023	$1,455,132
__________________________
* Previously reported allowances for accounts receivable as of March 31, 2017 were $2,957, now corrected and restated to $3,172.

(1) Transactions with related parties are included in the line items above as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of March 31,
	2017		2017
	As Reported	Adjustments	As Restated
Accounts receivable, net	$7,614	$780	$8,394
Prepaid expenses and other current assets	—	14,948	14,948
Accounts payable	50,407	8,428	58,835
Accrued liabilities	—	9,722	9,722
Other long-term liabilities	—	5,250	5,250

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Impact on Condensed Consolidated Statements of Cash Flows

The effect of the Restatement described above on the accompanying condensed consolidated statements of cash flows for the nine months ended March 31, 2017 and 2016 is as follows (in thousands):

	Nine Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net income	$52,194	$1,405	$53,599
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	11,768	—	11,768
Stock-based compensation expense	14,046	386	14,432
Excess tax benefits from stock-based compensation	(1,893)	—	(1,893)
Allowance for doubtful accounts	611	523	1,134
Provision for excess and obsolete inventories	8,162	22	8,184
Foreign currency exchange loss (gain)	1,331	42	1,373
Deferred income taxes, net	(6,998)	140	(6,858)
Share of loss from equity method investee	—	77	77
Changes in operating assets and liabilities:
Accounts receivable, net (1)	(103,004)	5,938	(97,066)
Inventories	(201,496)	(8,568)	(210,064)
Prepaid expenses and other assets (1)	1,800	(19,701)	(17,901)
Accounts payable (1)	103,767	16,697	120,464
Income taxes payable	1,511	(2,357)	(846)
Accrued liabilities (1)	13,564	3,779	17,343
Other long-term liabilities	14,365	1,402	15,767
Net cash used in operating activities	(90,272)	(215)	(90,487)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (1)	(23,270)	—	(23,270)
Change in restricted cash	(286)	—	(286)
Net cash used in investing activities	(23,556)	—	(23,556)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	170,416	—	170,416
Repayment of debt	(119,852)	—	(119,852)
Payments to acquire treasury stock	(18,461)	—	(18,461)
Proceeds from exercise of stock options	9,123	—	9,123
Excess tax benefits from stock-based compensation	1,893	—	1,893
Payment of withholding tax on vesting of restricted stock units	(2,476)	—	(2,476)
Payments of obligations under capital leases	(184)	—	(184)
Advances under receivable financing arrangements	4	—	4
Net cash provided by financing activities	40,463	—	40,463
Effect of exchange rate fluctuations on cash	180	(241)	(61)
Net decrease in cash and cash equivalents	(73,185)	(456)	(73,641)
Cash and cash equivalents at beginning of period	180,964	(2,144)	178,820
Cash and cash equivalents at end of period	$107,779	$(2,600)	$105,179
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,335	$—	$1,335
Cash paid for taxes, net of refunds	$24,958	$—	$24,958
Non-cash investing and financing activities:
Equipment purchased under capital leases	$314	$—	$314
Unpaid property, plant and equipment purchases (1)	$4,833	$1,745	$6,578
Contribution of certain technology rights to equity investee	$—	$7,000	$7,000

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Nine months ended March 31,
	2017		2017
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Accounts receivable, net	$(2,936)	$(5,409)	$(8,345)
Prepaid expenses and other assets	—	(5,326)	(5,326)
Accounts payable	11,255	2,639	13,894
Accrued liabilities	—	4,368	4,368
Other long term liabilities	—	5,250	5,250
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3,525)	(3,525)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property, plant and equipment purchases	—	839	839

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net income	$65,050	$1,551	$66,601
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,538	—	9,538
Stock-based compensation expense	11,768	697	12,465
Excess tax benefits from stock-based compensation	(2,506)	—	(2,506)
Allowance for doubtful accounts	1,014	47	1,061
Provision for excess and obsolete inventories	6,026	26	6,052
Foreign currency exchange loss (gain)	(1,492)	50	(1,442)
Deferred income taxes, net	(2,657)	1,295	(1,362)
Changes in operating assets and liabilities:
Accounts receivable, net (1)	35,875	24,948	60,823
Inventories	(21,809)	(7,874)	(29,683)
Prepaid expenses and other assets (1)	(3,756)	(34,613)	(38,369)
Accounts payable (1)	(23,176)	433	(22,743)
Income taxes payable	(8,583)	12,597	4,014
Accrued liabilities (1)	5,701	8,892	14,593
Other long-term liabilities	21,833	(6,689)	15,144
Net cash provided by operating activities	92,826	1,360	94,186
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (1)	(25,120)	—	(25,120)
Change in restricted cash	(1,018)	—	(1,018)
Net cash used in investing activities	(26,138)	—	(26,138)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	24,100	—	24,100
Repayment of debt	(23,700)	—	(23,700)
Proceeds from exercise of stock options	10,661	—	10,661
Excess tax benefits from stock-based compensation	2,506	—	2,506
Payment of withholding tax on vesting of restricted stock units	(1,108)	—	(1,108)
Payments of obligations under capital leases	(133)	—	(133)
Advances under receivable financing arrangements	835	—	835
Net cash provided by financing activities	13,161	—	13,161
Effect of exchange rate fluctuations on cash	1,115	(1,183)	(68)
Net increase in cash and cash equivalents	80,964	177	81,141
Cash and cash equivalents at beginning of period	95,442	(2,522)	92,920
Cash and cash equivalents at end of period	$176,406	$(2,345)	$174,061
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,136	$—	$1,136
Cash paid for taxes, net of refunds	$34,562	$—	$34,562
Non-cash investing and financing activities:
Equipment purchased under capital leases	$299	$—	$299
Unpaid property, plant and equipment purchases (1)	$7,316	$452	$7,768
__________________________
(1) Transactions with related parties are included in the line items above as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine months ended March 31,
	2016		2016
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Accounts receivable, net	$7,152	$(7,065)	$87
Prepaid expenses and other assets	—	351	351
Accounts payable	(13,658)	(3,220)	(16,878)
Accrued liabilities	—	2,749	2,749
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,194)	(2,194)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property, plant and equipment purchases	—	2,294	2,294

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

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise, big data, high performance computing ("HPC"), and internet of things ("IoT")/embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services.

We commenced operations in 1993 and have been profitable every year since inception. Our net income was $15.4 million and $53.6 million for the three and nine months ended March 31, 2017, respectively, and $16.0 million and $66.6 million for the three and nine months ended March 31, 2016, respectively.

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

Financial Highlights

The following is a summary of other financial highlights of the third quarter of fiscal 2017:

•
Net sales increased by 19.7% as compared to the three months ended March 31, 2016, which was due to increased sales of our storage, accelerated computing servers or HPC, MicroBlade and high density Twin family of servers.

•
Gross margin decreased to 13.9% from 15.4% in the three months ended March 31, 2016 due to higher costs related to shortages of memory and solid state drives (“SSD”) as well as many of our server systems being based on mature, late life cycle processors and GPUs that had lower prices.

•	Operating expenses increased by 15.4% as compared to the three months ended March 31, 2016 and were equal to 10.4% and 10.7% of sales in the three months ended March 31, 2017 and 2016, respectively.

Subsequent Events

For details, see Part I, Item 1, Note 11, "Subsequent Events" in our notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A.

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

Results of Operations

Net Sales

The following table presents net sales by product type for the three and nine months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Server systems	$427.6	$356.7	$70.9	19.9%	$1,242.6	$1,186.0	$56.6	4.8%
Percentage of total net sales	69.5%	69.5%			68.8%	70.0%
Subsystems and accessories	$187.2	$156.8	$30.4	19.4%	$564.2	$507.8	$56.4	11.1%
Percentage of total net sales	30.5%	30.5%			31.2%	30.0%
Total net sales	$614.8	$513.5	$101.3	19.7%	$1,806.8	$1,693.8	$113.0	6.7%

Comparison of Three Months Ended March 31, 2017 and 2016

The increase of $101.3 million in our net sales in the three months ended March 31, 2017 as compared with the three months ended March 31, 2016 was primarily due to an increase in sales of our server systems. The increase in server systems sales was primarily due to higher shipment volumes of standard servers, microblade servers and an increase of average selling price per node from $2,872 per compute node in the three months ended March 31, 2016 to $3,304 per compute node in the three months ended March 31, 2017.

The increase in net sales of our subsystems and accessories in the three months ended March 31, 2017 as compared with the three months ended March 31, 2016 was due to higher sales of server accessories and serverboards to our distributors and an increase in our average selling price per unit from $185 to $188.

Comparison of Nine Months Ended March 31, 2017 and 2016

The increase of $113.0 million in our net sales in the nine months ended March 31, 2017 as compared with the nine months ended March 31, 2016 was a result of a $56.6 million increase in sales of server systems and an increase of $56.4 million in unit sales of our subsystems and accessories. The increase in net sales of subsystems and accessories was primarily due to higher sales of serverboards and server accessories to our distributors. The increase in sales of server systems was primarily due to higher shipment volumes of standard servers and microblade servers, partially offset by lower shipment volumes of complete servers and rack servers.

The following table presents the percentages of net sales from products sold to distributors and direct and original equipment manufacturers ("OEM") customers for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2017	2016	%	2017	2016	%
Distributors	46.6%	46.9%	(0.3)%	47.8%	45.6%	2.2%
Direct and OEM customers	53.4%	53.1%	0.3%	52.2%	54.4%	(2.2)%
Total net sales	100.0%	100.0%		100.0%	100.0%

The net sales to distributors and direct and OEM customers in the three months ended March 31, 2017 remained relatively consistent as compared to the three months ended March 31, 2016. The decrease in direct and OEM sales in the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016 was primarily due to lower demand of our complete server systems from cloud computing and internet data center customers.

The following table presents percentages of net sales by geographic region for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2017	2016	%	2017	2016	%
United States	56.4%	59.4%	(3.0)%	57.9%	62.5%	(4.6)%
Asia	21.5%	15.9%	5.6%	19.0%	14.7%	4.3%
Europe	17.1%	18.0%	(0.9)%	18.6%	17.8%	0.8%
Others	5.0%	6.7%	(1.7)%	4.5%	5.0%	(0.5)%
Total net sales	100.0%	100.0%		100.0%	100.0%

The decrease in net sales in the United States was primarily due to the lower sales of server systems to our cloud computing and internet data center customers. As a result, our United States sales as a percentage of total net sales decreased in the three and nine months ended March 31, 2017 as compared to three and nine months ended March 31, 2016. The increase in net sales in Asia in the three and nine months ended March 31, 2017 as a percentage of total net sales was primarily due to the higher demand for our server systems in China and other in-region sales for large data centers. The decrease in net sales in Europe in the three months ended March 31, 2017 as a percentage of total net sales was primarily due to a lower demand from our channel partners of server systems for cloud computing and internet data center customers. During the nine months ended March 31, 2017 net sales in Europe increased as a percentage of total sales due to high demand of server systems in the United Kingdom.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three and nine months ended March 31, 2017 and 2016 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Cost of sales	$529.5	$434.5	$95.0	21.9%	$1,542.7	$1,434.2	$108.5	7.6%
Gross profit	$85.3	$79.0	$6.3	8.0%	$264.0	$259.6	$4.4	1.7%
Gross margin	13.9%	15.4%		(1.5)%	14.6%	15.3%		(0.7)%

Comparison of Three Months Ended March 31, 2017 and 2016

The $95.0 million increase in cost of sales in the three months ended March 31, 2017 as compared with the three months ended March 31, 2016 was primarily attributable to an increase of $91.4 million in product cost as related to the increase in net sales and higher costs related to shortages of memory and SSD components, an increase of $1.1 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and increase of 104 operation personnel to support the growth of our business, an increase of $0.9 million in service cost, an increase of $1.6 million in the warranty provision charge as a result of an increase in cost of servicing warranty claims in the three months ended March 31, 2017, a decrease of $0.5 million in inventory provision and an increase of $1.6 million in depreciation expense.

Our gross margin percentage was 13.9% and 15.4% for the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily due to higher component costs related to shortages of memory and SSD as well as a higher percentage of sales of our server systems being based on mature, late life cycle processors which generally are lower margin sales. Geographically, we had higher sales in Asia where pricing is typically more competitive.

Comparison of Nine Months Ended March 31, 2017 and 2016

The $108.5 million increase in cost of sales in the nine months ended March 31, 2017 as compared with the nine months ended March 31, 2016 was primarily attributable to an increase of $98.2 million in product cost as related to the increase in net sales and higher costs related to shortages of memory and SSD, an increase of $3.1 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and increase in operation personnel to support the growth of our business, an increase of $2.8 million in the warranty provision charge as a result of an increase in cost of servicing warranty claims in the nine months ended March 31, 2017, an increase of $2.1 million in inventory provision and an increase of $1.6 million in depreciation expense.

Our gross margin percentage was 14.6% and 15.3% for the nine months ended March 31, 2017 and 2016, respectively. The decrease was primarily due to higher costs related to shortages of memory and SSD as well as a higher percentage of sales of our server systems being based on mature, late life cycle processors which generally are lower margin sales. Geographically, we had higher sales in Asia where pricing is typically more competitive.

Operating Expenses

Operating expenses for the three and nine months ended March 31, 2017 and 2016 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Research and development	$36.0	$31.7	$4.3	13.6%	$105.6	$90.5	$15.1	16.7%
Percentage of total net sales	5.9%	6.2%			5.8%	5.3%
Sales and marketing	$16.2	$14.1	$2.1	14.9%	$48.2	$42.7	$5.5	12.9%
Percentage of total net sales	2.6%	2.7%			2.7%	2.5%
General and administrative	$11.5	$9.5	$2.0	21.1%	$32.7	$29.9	$2.8	9.4%
Percentage of total net sales	1.9%	1.8%			1.8%	1.8%
Total operating expenses	$63.8	$55.3	$8.5	15.4%	$186.6	$163.1	$23.5	14.4%
Percentage of total net sales	10.4%	10.7%			10.3%	9.6%

Comparison of Three Months Ended March 31, 2017 and 2016

Research and development expenses. Research and development expenses increased by $4.3 million in the three months ended March 31, 2017 as compared with the three months ended March 31, 2016. This increase was primarily due to an increase of $5.5 million in compensation and benefits including stock-based compensation expense, partially offset by an increase of $1.0 million related to a reimbursement received for certain research and development costs that we incur as part of the joint development of our and our suppliers’ and customers’ products. Our compensation and benefit expense increased primarily as a result of an increase in annual salaries and an increase of 151 research and development personnel to support our expanded product development initiatives in the United States and in Taiwan and to support the growth of our business in many market verticals.

Sales and marketing expenses. Sales and marketing expenses increased by $2.1 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to an increase of $1.0 million in compensation and benefits including stock-based compensation expense as a result of an increase in annual salaries and an increase of 46 sales and marketing personnel and an increase of $0.7 million in advertising, marketing promotional and trade show expenses.

General and administrative expenses. General and administrative expenses increased by $2.0 million in the three months ended March 31, 2017 as compared with the three months ended March 31, 2016. This increase was primarily due to an increase of $1.6 million in compensation and benefits including stock-based compensation expense as a result of an increase in annual salaries and an increase of 49 general and administrative personnel.

Comparison of Nine Months Ended March 31, 2017 and 2016

Research and development expenses. Research and development expenses increased by $15.1 million in the nine months ended March 31, 2017 as compared with the nine months ended March 31, 2016. This increase was driven primarily by an increase of $15.4 million in compensation and benefits including stock-based compensation expense. Our compensation and benefit expense increased primarily as a result of an increase in annual salaries and an increase of research and development personnel to support our expanded product development initiatives in the United States and in Taiwan and to support the growth of our business in many market verticals.

Sales and marketing expenses. Sales and marketing expenses increased by $5.5 million in the nine months ended March 31, 2017 as compared with the nine months ended March 31, 2016. The increase was primarily due to an increase of $2.9 million in compensation and benefits including stock-based compensation expense, resulting primarily from growth in sales and marketing personnel, an increase of $1.0 million in advertising, marketing promotional and trade show expenses, an increase of $0.4 million in outside service costs, and $1.2 million in other immaterial expenses.

General and administrative expenses. General and administrative expenses increased by $2.8 million in the nine months ended March 31, 2017 as compared with the nine months ended March 31, 2016. This increase was primarily due to an increase of $4.9 million in compensation and benefits including stock-based compensation expense which was partially offset by a decrease of $2.0 million in legal, audit and accounting expenses.

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances, and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other income (expense), net for the three and nine months ended March 31, 2017 and 2016 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Other income (expense), net	$(1.6)	$0.1	$(1.7)	(1,700.0)%	$(1.4)	$1.6	$(3.0)	(187.5)%
Interest expense	(0.6)	(0.4)	(0.2)	50.0%	(1.4)	(1.1)	(0.3)	27.3%
Interest and other income (expense), net	$(2.2)	$(0.3)	$(1.9)	633.3%	$(2.8)	$0.5	$(3.3)	(660.0)%

Comparison of Three Months Ended March 31, 2017 and 2016

Interest and other income (expense), net. Interest and other income (expense), net decreased by $1.9 million in the three months ended March 31, 2017 as compared with the three months ended March 31, 2016. This decrease was primarily due to a foreign currency loss related the remeasurement of our NTD$700.0 million CTBC term loan.

Comparison of Nine Months Ended March 31, 2017 and 2016

Interest and other income (expense), net. Interest and other income (expense), net decreased by $3.3 million in the nine months ended March 31, 2017 as compared with the nine months ended March 31, 2016. This decrease was primarily due to a foreign currency loss related the remeasurement of our NTD$700.0 million CTBC term loan.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2017 and 2016 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Income tax provision	$4.0	$7.4	$(3.4)	(45.9)%	$21.1	$30.4	$(9.3)	(30.6)%
Percentage of total net sales	0.7%	1.4%			1.2%	1.8%
Effective tax rate	20.8%	31.5%			28.3%	31.3%

Comparison of Three Months Ended March 31, 2017 and 2016

Income tax provision. Provision for income taxes decreased by $3.4 million, or 45.9% in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The effective tax rate was 20.8% and 31.5% for the three months ended March 31, 2017 and 2016, respectively. The lower income tax provision for the three months ended March 31, 2017 was primarily attributable to our lower operating income and a tax benefit resulting from the completion of an income tax audit in a foreign jurisdiction.

Comparison of Nine Months Ended March 31, 2017 and 2016

Income tax provision. Provision for income taxes decreased by $9.3 million, or 30.6% in the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016. The effective tax rate was 28.3% and 31.3% for the nine months ended March 31, 2017 and 2016, respectively. The lower income tax provision and effective tax rate for the nine months ended March 31, 2017 was primarily attributable to our lower operating income and a tax benefit resulting from the completion of an income tax audit in a foreign jurisdiction.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents were $105.2 million and $178.8 million as of March 31, 2017 and June 30, 2016, respectively. Our cash in foreign locations was $40.4 million and $46.5 million as of March 31, 2017 and June 30, 2016, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations. We believe that our current cash and cash equivalents are adequate to meet our needs, including any debt balances due at maturity, for the next twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities. Net cash provided by (used in) operating activities was $(90.5) million and $94.2 million for the nine months ended March 31, 2017 and 2016, respectively.

Net cash used in our operating activities for the nine months ended March 31, 2017 was primarily due cash outflows from an increase in inventories of $210.1 million, an increase in accounts receivable of $97.1 million, an increase in prepaid expenses and other assets of $17.9 million, an increase in deferred income taxes assets of $6.9 million and excess tax benefits from stock-based compensation of $1.9 million. These cash outflows were partially offset by cash inflows from an increase in accounts payable of $120.5 million, our net income of $53.6 million, an increase in other long-term liabilities of $15.8 million, an increase in accrued liabilities of $17.3 million and non-cash charges from stock-based compensation expense of $14.4 million, depreciation and amortization expense of $11.8 million and provision for excess and obsolete inventories of $8.2 million.

Net cash provided by our operating activities for the nine months ended March 31, 2016 was primarily due cash inflows from our net income of $66.6 million, a decrease in accounts receivable of $60.8 million, an increase in other long-term liabilities of $15.1 million, an increase in accrued liabilities of $14.6 million, and increase in income taxes payable of $4.0 million and non-cash charges from stock-based compensation expense of $12.5 million, depreciation expense of $9.5 million, and provision for excess and obsolete inventories of $6.1 million. These cash inflows were partially offset by cash outflows from a decrease in accounts payable of $22.7 million, an increase in inventories of $29.7 million, a decrease in deferred income taxes of $1.4 million, an increase in prepaid expenses and other assets of $38.4 million, excess tax benefits from stock-based compensation of $2.5 million, and foreign currency exchange gains of $1.4 million.

The increase for the nine months ended March 31, 2017 in accounts receivable was primarily due to higher sales in the last month of the third quarter of fiscal year 2017 as compared to the last month of the fourth quarter of fiscal year 2016. The increase for the nine months ended March 31, 2017 in inventories and accounts payable was primarily due to higher inventory purchases in light of memory and SSD component shortages, sourcing for new product lines related to the SkyLake launch and supporting for the seasonally strong quarter ended June 30, 2017. We anticipate that accounts receivable, inventories and accounts payable will increase to the extent we continue to grow our product lines and our business.

The decrease for the nine months ended March 31, 2016 in accounts receivable was primarily due to lower sales in the last month of the third quarter of fiscal year 2016 as compared to the last month of the fourth quarter of fiscal year 2015. The decrease for the nine months ended March 31, 2016 in accounts payable was primarily due to lower purchases of inventory in the third quarter of fiscal year 2016. The increase for the nine months ended March 31, 2016 in inventory was primarily due to lower sales in the third quarter of fiscal year 2016.

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

Other factors affecting liquidity and capital resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2015 Bank of America Credit Facility

In June 2015, we entered into an amendment to our then existing credit agreement with Bank of America N.A. ("Bank of America"), which provided for (i) a $65.0 million revolving line of credit facility that would have matured on November 15, 2015, and (ii) a five-year $14.0 million term loan facility (collectively, the “2015 Bank of America Credit Facility”). The term loan was secured by 3 buildings located in San Jose, California and the principal and interest was payable monthly through September 30, 2016, with an interest rate at the LIBOR rate plus 1.50% per annum. In May 2016, we extended the revolving line of credit to mature on June 30, 2016.

2016 Bank of America Credit Facility

In June 2016, we entered into a new credit agreement with Bank of America, which provided for (i) a $55.0 million revolving line of credit facility including a $5.0 million letter of credit sublimit that was to mature on June 30, 2017 and (ii) a five-year $50.0 million term loan facility (collectively, the “2016 Bank of America Credit Facility”). The 2016 Bank of America Credit Facility replaced the 2015 Bank of America Credit Facility. The 2016 Bank of America Credit Facility term loan is secured by 7 buildings located in San Jose, California and the property, plant and equipment and the inventory in those buildings. The principal and interest of the 2016 Bank of America Credit Facility term loan are payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum. The interest rate for the 2016 Bank of America Credit Facility revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 0.78% at March 31, 2017. The letter of credit bears interest at a rate of 1.25% per annum. In May 2017, we entered into an amendment to the 2016 Bank of America Credit Facility to increase the revolving line of credit to $85.0 million and extended the maturity date of the revolving lines of credit to October 31, 2018. Prior to the maturity, in April 2018, we repaid and terminated the 2016 Bank of America Credit Facility with proceeds from a new revolving line of credit (the "2018 Bank of America Credit Facility").

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

As of March 31, 2017 and June 30, 2016, the total outstanding borrowings under the 2016 Bank of America Credit Facility term loans was $42.5 million and $0.9 million, respectively. The total outstanding borrowings under the 2016 Bank of

America Credit Facility revolving lines of credit was $63.2 million and $62.2 million as of March 31, 2017 and June 30, 2016, respectively. The interest rates for these loans ranged from 1.37% to 2.16% per annum as of March 31, 2017 and from 1.02% to 1.96% per annum as of June 30, 2016, respectively. As of March 31, 2017, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $1.8 million. As of March 31, 2017, our total assets amounting to $1,091.2 million collateralized the line of credit with Bank of America under the credit agreement, which represent the total assets of our United States headquarters, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of March 31, 2017, total assets collateralizing the term loan with Bank of America under the credit agreement were $97.6 million.

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

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in Taiwanese dollars and remeasured into U.S. dollars of $19.8 million and $20.4 million at March 31, 2017 and June 30, 2016, respectively. At March 31, 2017 and June 30, 2016, the total outstanding borrowings under the CTBC Credit Facility revolving line of credit were $20.3 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.94% and 1.83% at March 31, 2017 and 0.90% and 1.25% per annum at June 30, 2016. At March 31, 2017, there was no available amount for future borrowing under the CTBC Credit Facility. As of March 31, 2017, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Facility term loan was $26.5 million. Under the terms of the May

2017 renewed credit agreement, the CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity we entered into a new credit agreement with CTBC Bank in January 2018.

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

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.94% to 2.16% at March 31, 2017 and 0.90% to 1.96% at June 30, 2016, respectively. Based on the outstanding principal indebtedness of $145.8 million under our credit facilities as of March 31, 2017, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and nine months ended March 31, 2017 was $(1.5) million and ($1.4) million, respectively, and for the three and nine months ended March 31, 2016 was $0.1 million and $1.4 million, respectively.

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

The Audit Committee and management also discovered internal control deficiencies and determined that certain employees had violated the Company’s Code of Business Conduct and Ethics (“Code of Conduct”). In connection with the preparation and filing of this Quarterly Report on Form 10-Q/A, we have conducted the requisite evaluations of the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting both as of March 31, 2017. These conclusions are explained below.

Evaluation of Effectiveness of Disclosure Controls and Procedures

In connection with the May 2017 original filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, our Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO") had concluded that, as of March 31, 2017 (the “Evaluation Date”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective. However, in connection with the Investigation, Procedures and Analysis, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was reperformed under the supervision and with the participation of our management, including our current CFO. As a result of this evaluation, our CEO and current CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses in internal control.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of March 31, 2017 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting we have identified, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

In connection with management’s assessment of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of March 31, 2017. These deficiencies led to material errors in our previously issued financial statements, which in turn led to the restatement of those previously issued condensed consolidated financial statements, as described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2018, two putative class action complaints were filed against us, our Chief Executive Officer and our former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff and it filed an amended complaint naming our Senior Vice President of Investor Relations, as an additional defendant. The court approved the parties’ agreement to permit a further amendment of the complaint, which was filed on January 22, 2019. We believe the allegations filed are without merit, and intend to vigorously defend against the lawsuit.

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