Form 10-K
period 2017-06-30
Super Micro Computer, Inc.
filed 2019-05-17
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on December 31, 2016, as reported by the Nasdaq Global Select Market, was $1,110,444,831. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2019, there were 49,881,914 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.
DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Explanatory Note

This Annual Report on Form 10-K includes restatement of: (1) our consolidated balance sheet as of June 30, 2016 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended June 30, 2016 and 2015 in Part II, Item 8 of this Annual Report on Form 10-K; (2) our selected financial data as of and for our fiscal years ended June 30, 2016 and 2015 located in Part II, Item 6 of this Annual Report on Form 10-K; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended June 30, 2016 and 2015 contained in Part II, Item 7 of this Annual Report on Form 10-K; and (4) our quarterly financial information for the three months ended June 30, 2016 in Part II, Item 8, Note 17, “Quarterly Financial Information (Unaudited)” of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. See below and Part II, Item 8, Note 19, “Restatement of Previously Issued Consolidated Financial Statements” of the notes to the consolidated financial statements of this Annual Report on Form 10-K for a detailed discussion of the effect of the restatement.

Prior to filing this Annual Report on Form 10-K, we filed Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2017, December 31, 2016, and September 30, 2016, which included restatement of the condensed consolidated financial statements (and related disclosures) for the periods described therein, as set forth in those reports.

We have not previously issued consolidated financial statements as of and for the year ended June 30, 2017, for the reasons set forth below under “Background of Restatement.” This Annual Report on Form 10-K includes our consolidated balance sheet as of June 30, 2017 and related consolidated statements of operations, comprehensive income, stockholders’ equity for the fiscal year then ended, and unaudited quarterly financial information for the quarter ended June 30, 2017.

Background of Restatement

In August 2017, prior to the issuance of our consolidated financial statements for the fiscal year ended June 30, 2017, the audit committee (the “Audit Committee”) of our Board of Directors (the “Board”) commenced an investigation (the “Investigation”) into certain accounting and internal control matters, principally focused on certain revenue recognition matters. The Investigation was conducted with the assistance of outside counsel, which retained forensic accountants to assist them in their work. Following the conclusion of the Investigation, the Audit Committee directed its outside counsel and its forensic accountants to conduct additional procedures on an expanded scope of revenue recognition matters. Concurrent with these additional procedures, new members of our management, under the direction of the Audit Committee, performed a thorough analysis of our historical financial statements, accounting policies and financial reporting, as well as our disclosure controls and procedures and our internal control over financial reporting. During the course of the Investigation, the further procedures by outside counsel and the management analysis (collectively, the “Investigation, Procedures and Analysis”), the Audit Committee and management determined certain employees had violated our Code of Business Conduct and Ethics and discovered accounting and financial reporting errors and certain irregularities. On November 14, 2018, the Board, upon the recommendation, and with the concurrence of the Audit Committee and new members of management, concluded that certain previously filed consolidated financial statements and related financial information should no longer be relied upon.

The Investigation, Procedures and Analysis identified certain material weaknesses in our internal control over financial reporting. See Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for the conclusions of our Chief Executive Officer and Chief Financial Officer regarding disclosure controls and procedures and our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described below, under Part I, Item 1A, “Risk Factors”, and in other parts of this Form 10-K as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We cannot guarantee future results, levels of activity, performance or achievements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.        Business

Overview

We are a Silicon Valley founded, headquartered and operated provider of application optimized high performance and high efficiency server and storage systems. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise, artificial intelligence and machine learning, big data, hyper-converged, OEM, high performance computing ("HPC"), and Internet of Things ("IoT")/embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and global support and services. We offer our customers a high degree of flexibility and customization by providing a broad array of server configurations from which they can choose the optimal solutions to fit their computing needs. Our server systems, subsystems and accessories are architecturally designed to provide high levels of reliability, quality, configurability and scalability, thereby enabling our customers to benefit from improvements in compute performance, density, thermal management and power efficiency, which lead to lower total cost of ownership.

We perform the majority of our research and development efforts in-house, at our San Jose, California headquarters, which we believe increases the efficiency of communication and collaboration between design teams, streamlines the development process and reduces time-to-market. We have developed a set of design principles which allow us to aggregate individual industry standard components and materials to develop optimized products, such as serverboards, chassis, power supplies, and networking and storage devices. This building block approach allows us to provide a broad range of products, and enables us to build and deliver application-optimized solutions based upon customers’ requirements.

Core to our business is our focus on green computing. We are committed to leveraging the best new and emerging technologies and designs to reduce the environmental impact of the systems we deliver to market. Building these higher efficiency resource optimized systems brings a dual benefit to our customers of lower acquisition and operating costs while at the same time reducing the energy consumption and eWaste.

We conduct our operations principally from our Silicon Valley headquarters in California and subsidiaries in Taiwan and the Netherlands. We sell through our direct sales force as well as through distributors, including value added resellers and system integrators, and OEMs who develop their products on our systems. During fiscal year 2017, our products were purchased by over 900 customers in 110 countries. We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2017, 2016 and 2015, our net sales were $2,484.9 million, $2,225.0 million and $1,954.4 million, respectively, and our net income was $66.9 million, $72.1 million and $92.6 million, respectively.

The Supermicro Solution

We develop and manufacture high performance server solutions based upon an innovative, modular and open architecture. Our primary competitive advantages are the breadth of our product portfolio that can better match exact customer requirements and our ability to deliver new technologies to market faster. Our competitive advantages arise from how we combine our integrated internal research and development resources with our deep understanding of complex computing requirements to develop the intellectual property used in our server solutions. These competitive advantages have enabled us to develop a set of design principles and performance specifications that meet industry standard Server System Infrastructure ("SSI") requirements and also incorporate the advanced functionality and capabilities required by our customers. We believe that our approach provides us with greater flexibility to quickly and efficiently develop new server solutions that are optimized for our customers' specific application requirements.

Flexible and Customizable Server Solutions

We provide a broad portfolio of flexible and customizable server solutions to better address the specific application needs of our customers. Our design principles allow us to aggregate industry standard components and materials to develop optimized server subsystems and accessories, such as serverboards, mid/backplanes, chassis and power supplies to deliver a broad range of products with superior features. This building block approach allows us to provide a broad range of optimized solution SKUs.

Rapid Time-to-Market

We are able to reduce the design and development time required to incorporate the latest technologies into the next generation of application optimized server solutions. Our in-house design competencies, control of the design of many of the components used within our server systems and our building block architecture enable us to rapidly develop, build and test server systems, subsystems and accessories with unique configurations. As a result, when new technologies are brought to market, we are generally able to quickly design, integrate and assemble solutions with little need to re-engineer other portions of our solution. Our efficient design capabilities allow us to offer our customers server solutions incorporating the latest technology with a better price-to-performance ratio. We work closely with the leading microprocessor, GPU, memory, disk/flash, and interconnect vendors and other hardware and software suppliers to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology.

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

High Density Servers

Our servers are designed to enable customers to maximize computing power while minimizing the physical space utilized, which allows our customers to efficiently deploy our server systems in scale-out configurations. Through our industry-leading technology, our systems offer significantly more memory, hard drive storage and expansion slots than traditional server systems with a comparable server form factor. For example, our BigTwin solutions contain two or four full feature dual processor hot-pluggable compute nodes with All-Flash Non-Volatile Memory express (“NVMe”) support in a 2 rack unit (“2U”) server. This high density design is well suited for our customers that require highly space-efficient solutions and delivers higher efficiency through sharing resources across systems.

Strategy

Our objective is to be the world’s leading provider of application optimized, high performance server, storage and networking solutions. Achieving this objective requires continuous development and innovation of our solutions with better price performance and architectural advantages compared with our prior generation of solutions and with solutions offered by our competitors. We believe that many of these product innovations are gaining momentum based on the strong year-over-year revenue growth across these next-generation products. We believe that our strategy and our ability to innovate and execute will enable us to maintain our relative competitive position in many of our product areas and improve our competitive position in others, while providing us with additional long-term growth opportunities. Key elements of our strategy include maintaining our time-to-market advantage, enhancing our software management solutions, expand our service and support offerings, further optimize our global operating structure and deepen our relationships with suppliers and manufacturers.

Maintain Our Time-to-Market Advantage

We believe one of our major competitive advantages is our ability to rapidly incorporate the latest computing innovations into our products. We intend to maintain our time-to-market advantage by continuing our investment in our research and development efforts to rapidly develop new proprietary server, storage and networking solutions based on industry standard components. We plan to continue to work closely with technology partners such as Intel Corporation ("Intel"), Nvidia Corporation ("Nvidia") and Advanced Micro Devices, Inc. ("AMD"), to develop products that are compatible with the latest generation of industry standard technologies. We believe these efforts will allow us to continue to offer products that lead in price for performance as each generation of computing innovations becomes available.

Enhance Our Software Management Solutions

We have introduced and plan to continue developing additional server, storage and networking management software capabilities and partnering with certain software suppliers for software solutions that are integrated with our server products. This will enable our customers to simplify and automate the large scale deployment, configuration and monitoring of our servers.

Expand Our Service & Support Offerings

We intend to continue to expand our global customer service and support offerings and enable our customers to purchase service and support together with our complete server systems as total solution packages around the world. Our service and support is designed to help our customers improve uptime, reduce costs and enhance the productivity of their investment in our products. We believe that continued enhancement of these offerings will support the continued growth of our business and increase our penetration with enterprise customers.

Further Optimize Our Global Operating Structure

We plan to continue to increase our worldwide manufacturing capacity and logistics capabilities in the US, Netherlands and Taiwan in order to more efficiently serve our customers and lower our manufacturing costs. We continue to assess the efficiency of our global tax structure to manage our tax costs. Within our global operating structure, we employ stringent due diligence and qualification processes to select our contract manufacturers, which we regularly audit for process, quality and control. Our global manufacturing process is designed to ensure the end-to-end security of our products.

Deepen Our Relationships with Suppliers and Manufacturers

Our efficient supply chain and combined internal and outsourced manufacturing allow us to build customized systems to order, while minimizing costs. We plan to continue leveraging our relationships with suppliers and contract manufacturers in order to maintain and improve our cost structure as we benefit from economies of scale. We intend to continue to source non-core products from external suppliers.

Products and Services

We offer a broad range of application-optimized server solutions, including storage, rackmount and blade server systems and subsystems and accessories, which can be used to build complete server systems serving a variety of markets including cloud computing, data center, enterprise, big data, HPC, deep learning and IoT embedded. The percentage of our net sales represented by sales of server systems increased to 70.0% in fiscal year 2017 from 68.9% in fiscal year 2016 and from 60.7% in fiscal year 2015, and the percentage of our net sales represented by sales of subsystems and accessories was 30.0% in fiscal year 2017, 31.1% in fiscal year 2016 and 39.3% in fiscal year 2015.

Server Systems

We sell server systems in rackmount, blade, Twin and multi-node form factors, which support single, dual and multiprocessor architectures. A summary of our server systems and their markets are listed below.

Our SuperBlade® and MicroBlade™ system families are each designed to share common computing resources, thereby saving space and power over standard rackmount servers. We believe that our SuperBlade and MicroBlade servers, with our unique disaggregated resource-saving architectures that enable the independent upgrade of compute modules and other Blade resources, offer a unique value to our customers. They provide industry-leading density, price-to-performance per square foot and energy savings to reduce data center total cost of ownership ("TCO").

Our SuperStorage systems in 2U, 3 rack unit (“3U”) and 4 rack unit (“4U”) platforms provide high density storage while leveraging high- efficiency power to maximize performance-per-watt savings to reduce TCO for Enterprise Data Centers, Big Data and other high performance applications. For example, our All-Flash NVMe systems that deliver better performance and efficiency than traditional storage solutions and our Simply Double SuperStorage systems that include twice the number of hot-swap bays as 2U industry standard systems, offer up to twice the storage capacity and input/output operations per second in the same amount of space.

Our Twin family of multi-node server systems including 1U and 2U Twin™, 2U Twin²™, 1U and 2U TwinPro™, 4U FatTwin™, and new 2U BigTwin™ are optimized for density, performance and efficiency for customers' storage, HPC, Hyper-converged infrastructure (HCI) and cloud computing requirements. The new 2U four node BigTwin delivers double the density of traditional rackmounts while supporting max performance and functionality with up to 205 watt Intel Xeon Scalable Processors, 24 DIMMS and All-Flash NVMe.

Our Ultra Server systems in 1U and 2U platforms are designed to deliver performance, flexibility, scalability, and serviceability that are ideal for demanding enterprise workloads. They allow enterprise IT professionals the ability to select a single server platform that can easily be reconfigured for many applications, to reduce qualification time and to manage the need for excessive spares inventories.

Our GPU or Accelerated Computing server systems in 1U, 2U, 4U, 7U and blade platforms achieve higher parallel processing capability with advanced GPU designs, and provide high performance in calculation-intensive applications. We have introduced a complete portfolio of Xeon Phi and Nvidia Pascal based systems.

Our MP product line supports four and eight socket configurations for high performance memory intensive enterprise applications with 96 DIMMS for up to 12 terabytes memory capacity and 23 PCI-E expansion slots. We recently expanded the offerings to support SAP Hana in-memory databases with optimal performance.

Our Data Center Optimized ("DCO") server systems deliver superior performance-per-watt to optimize data center TCO with an improved thermal architecture utilizing power efficient components and offset processors to help eliminate CPU preheating and support a 5+ year product life cycle.

Our MicroCloud server systems are high density, multi-node UP servers with up to 24 hot-pluggable nodes in a compact 3U form factor. MicroCloud integrates advanced technologies within a compact functional design to deliver high performance in environments with space and power constraints. These combined features provide a cost-effective solution for IT professionals implementing new hosting architectures for SMB and Public/Private Cloud Computing applications.

Our IoT/embedded server systems are compact, smart and secure products that reside on the edge of the network, connecting smart sensors and devices to the cloud over wireless or local networks (for example, 5G, LAN, WiFi, Zigbee and RF). These server systems are built on open architecture to ensure interoperability between systems, for ease of services deployment, and to enable a broad ecosystem of solution providers. The IoT/embedded server systems empower users to securely aggregate, share, and filter data for analysis. These server systems help ensure that data generated by devices can travel securely and safely from the edge to the cloud and back - without replacing existing infrastructure.

Our internally developed switch products 1G/10G/40G/100G Ethernet, InfiniBand and Omni Path switches for rack-mount servers help us to offer more complete solutions for our customers.

Our SuperRack total server solutions offer a wide range of flexible accessory options including front, rear and side expansion units to provide modular solutions for system configuration. Data center, Cloud, HPC computing and server farm customers can use us as a one-stop shop for all of their IT hardware needs. Our SuperRack total solutions offer easy installation and rear access with no obstructions for hot-swap devices, user-friendly cabling and cable identification, and effortless integration of our high density server, storage and blade systems.

Server Software Management Solutions

Our remote system management solutions, such as our Server Management suite ("SSM"), including Supermicro Power Management software ("SPM"), Supermicro Update Manager ("SUM") and SuperDoctor 5 ("SD5"), have been designed to manage large-scale heterogeneous hyper scale data center environments. SPM is designed specifically for HPC/Data Center cluster deployment and management. We have also partnered with certain software suppliers for software solutions that are integrated with our server systems.

Server Subsystems and Accessories

We offer a large array of modular server subsystems and accessories. These components are the foundation of our server solutions and span product offerings from the entry-level single and dual processor server segment to the high-end multi-processor market. The majority of the subsystems and accessories we sell individually are optimized to work together and are ultimately integrated into complete server systems.

Serverboards

We design our serverboards with the latest hardware technologies and infrastructure software. Each serverboard is designed and optimized to adhere to specific physical, electrical and design requirements in order to work with certain combinations of chassis and power supplies and achieve maximum functionality. For our rackmount server systems, we not only adhere to SSI specifications, but our customized specifications provide an advanced set of features that increase the functionality and flexibility of our products.

 Chassis and Power Supplies

Our chassis are designed to efficiently house our servers while maintaining interoperability, adhering to industry standards and increasing output efficiency through power supply design. We believe that our latest generation of power supplies achieves the maximum power efficiency available in the industry. Our Battery Backup Power ("BBP") Module provides backup power to systems during an electricity outage and provides flexible backup power capability and reduces total cost of ownership. Our server chassis come with hot-plug, heavy-duty fans, fan speed control and an advanced air shroud design to maximize airflow redundancy. Our Powerstick design provides the slim form factor of a redundant power supply that increases system computing and storage density across our multiple product lines.

Supermicro Global Services

Our Supermicro Global Services are comprised of customer support services and hardware enhanced services. Both customer support services and hardware enhanced services develop and implement services solutions for our direct and OEM customers as well as our distributors. Services are provided to our customers directly or through approved distributors and third-party partners.

Support Services: Our customer support services offer market competitive warranties, generally from one to three years, and warranty extension options for products sold by our direct sales team and approved distributors. Our customer support team provides ongoing maintenance and technical support for our products through our website and 24-hour continuous direct phone based support.

Hardware Enhanced Services: Our strategic direct and OEM customers may purchase a variety of on-site support service plans. Our service plans vary depending on specific services, response times, coverage hours and duration, repair priority levels, spare parts requirements, logistics, data privacy and security needs. Our hardware enhanced services team provides help desk services and product on-site support for our server systems.

Our services include server system integration, configuration and software upgrades and updates. We also identify service requirements, create and execute project plans, conduct verification testing and training and provide technical documentation.

Research and Development

We perform the majority of our research and development activities in-house in San Jose, California, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We believe that the combination of our focus on internal research and development activities, our close working relationships with customers and vendors and our modular design approach allows us to minimize time-to-market. We continue to invest in reducing our design and manufacturing costs and improving the performance, cost-effectiveness and thermal and space-efficiency of our solutions.

Our research and development teams focus on the development of new and enhanced products that can support emerging innovations while highly optimizing the overall system performance. Much of our research and development activity relates to the new product cycles of leading processor vendors. We work closely with Intel, Nvidia, and AMD among others, to develop products that are compatible with the latest generation of industry standard technologies under development. Our collaborative approach with these vendors allows us to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their respective development teams to optimize system performance and reduce system level issues. Similarly, we work very closely with our customers to identify their needs and develop our new product plans accordingly.

As of June 30, 2017, we had 1,254 employees and 14 engineering consultants dedicated to research and development. Our total research and development expenses were $144.0 million, $124.2 million, and $101.4 million for fiscal years 2017, 2016 and 2015, respectively.

Customers

For fiscal year 2017, our products were purchased by over 900 customers, in 110 countries. These customers represent a diverse set of market verticals including cloud computing, data center, enterprise, artificial intelligence and machine learning, big data, HPC and IoT/embedded. In fiscal year 2017, no customer represented greater than 10% of our total net sales. In fiscal years 2016 and 2015, sales to SoftLayer, a division of IBM Corporation, represented 11.4% and 10.4%, respectively, of our total net sales.

Sales and Marketing

Our sales and marketing activities are conducted through a combination of our direct sales force and indirect sales channels. As of June 30, 2017, our sales and marketing team consisted of 358 employees and 37 independent sales representatives in 23 locations worldwide.

Our direct sales force is focused on selling complete systems and solutions, including management software and global services to large scale cloud service, enterprise and OEM customers.

We work with distributors, resellers, system integrators, and OEMs to market and sell customized solutions to their end customers. We provide sales and marketing assistance and training to our distributors and OEMs, who in turn provide service and support to end customers. We leverage our relationships with key distributors and OEMs, to penetrate select industry segments where our products can provide a superior alternative to existing solutions.

We maintain close contact with our distributors and end customers. We often collaborate during the sales process with our distributors and the customer’s technical point of contact to help determine the optimal system configuration for the customer’s needs. Our interaction with distributors and end customers allows us to monitor customer requirements and develop new products to better meet their needs.

International Sales

Our international sales efforts are supported both by our international offices in the Netherlands, Taiwan, United Kingdom, China and Japan as well as by our United States sales team. Product fulfillment and first level support for our international customers are provided by Supermicro Global Services and our distributors and OEMs. Sales to customers located outside of the United States represented 42.8%, 36.7% and 41.2% of net sales in fiscal years 2017, 2016 and 2015, respectively. Our long-lived assets located outside of the United States represented 22.1%, 24.0% and 23.8% of total long-lived assets in fiscal years 2017, 2016 and 2015, respectively. See Part II, Item 8, Note 16, “Segment Reporting” to the consolidated financial statements in this Annual Report on Form 10-K for a summary of international net sales and long-lived assets by geographic region.

Marketing

Our marketing programs are designed to create global awareness for our company, understanding of the unique value we bring to customers, and inform existing and potential customers, the trade press, distributors and OEMs about the capabilities and benefits of using our products and solutions. Our marketing efforts support the sale and distribution of our products through direct sales and distribution channels. We rely on a variety of marketing vehicles, including advertising, public relations, web, social media, participation in industry trade shows and conferences to help gain market acceptance. We provide funds for cooperative marketing to our distributors and partners to scale the reach of our marketing efforts. We also utilize our suppliers’ cooperative marketing programs and jointly benefit from their marketing development funds.

Intellectual Property

We seek to protect our intellectual property rights with a combination of patents, trademarks, copyrights, trade secret laws and disclosure restrictions. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our design and product development activities. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to our designs, documentation and other proprietary information.

Manufacturing and Quality Control

We manufacture the majority of our systems at our San Jose, California headquarters. We believe we are the only major Server and Storage vendor that designs, develops and manufactures the majority of their systems in the United States. Global assembly, test and quality control of our servers are performed at our manufacturing facilities in San Jose, California, the Netherlands and Taiwan. Each of our facilities has been certified by Quality / Environmental Management System or, Q/EMS, according to ISO 9001, ISO 14001 and ISO 13485 standards. Our suppliers and contract manufacturers are required to support the same standards in order to maintain consistent product and service quality and continuous improvement of quality and environmental performance.

We use several third-party suppliers and contract manufacturers for materials and sub-assemblies, such as serverboards, chassis, disk drives, power supplies, fans and computer processors. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom Technology, Inc. (“Ablecom”) and its affiliate Compuware Technology, Inc. ("Compuware"), both of which are related parties, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and certain of our other components. Ablecom also coordinates the manufacturing of chassis for us. In addition to providing a large volume of contract manufacturing services for us, Ablecom warehouses for us a number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States, Europe and Asia. We also have a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements, and lease agreements for office space.

We monitor our inventory on a continuous basis in order to be able to meet customer orders and to avoid inventory obsolescence. Due to our modular designs, our inventory can generally be used with multiple different products, further reducing the risk of inventory write-downs.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. In particular, in recent years the market has been subject to substantial change. We compete primarily with large vendors of X86 general purpose servers and components. In addition, we also compete with a number of smaller vendors that specialize in the sale of server components and systems. Over the last several years, we have experienced increased competition from Original Design Manufacturers ("ODMs") that benefit from very low cost manufacturing and are increasingly offering their own branded products. We believe our principal competitors include:

•	Global technology vendors such as Cisco, Dell, Hewlett-Packard Enterprise, IBM, Inspur, Lenovo, and Huawei; and

•	ODMs, such as Quanta Computer, Inc. and Asus Tek Computer, Inc.

The principal competitive factors in our market include the following:

•	First to market with new emerging technologies;

•	High product performance, efficiency and reliability;

•	Early identification of emerging opportunities;

•	Cost-effectiveness;

•	Interoperability of products;

•	Scalability; and

•	Localized and responsive customer support on a worldwide basis.

We believe that we compete favorably with respect to most of these factors. However, most of our competitors have longer operating histories, significantly greater resources, greater name recognition and deeper market penetration. They may be able to devote greater resources to the development, promotion and sale of their products than we can, which could allow them to respond more quickly to new technologies and changes in customer needs. See also the risk factor in Part I, Item IA, titled “The market in which we participate is highly competitive, and if we do not compete effectively, we may not be able to increase our market penetration, grow our net sales or improve our gross margins.”

Employees

As of June 30, 2017, we employed 2,996 full time employees, consisting of 1,254 employees in research and development, 358 employees in sales and marketing, 296 employees in general and administrative and 1,088 employees in manufacturing. Of these employees, 1,943 employees are based in our Silicon Valley facilities. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Corporate Information

Supermicro was founded, and maintains our worldwide headquarters and the majority of our employees, at our Green Computing Park facility in San Jose, California. We are one of the largest employers in the City of San Jose and an active member of the San Jose and Silicon Valley community.

We were incorporated in California in September 1993. We reincorporated in Delaware in March 2007. Our common stock is quoted on the OTC Markets under the symbol "SMCI." Our principal executive offices are located at 980 Rock Avenue, San Jose, CA 95131 and our telephone number is (408) 503-8000. Our website address is www.supermicro.com.

Financial Information about Segments and Geographic Areas

Please see Part II, Item 8, Note 16, “Segment Reporting” to the consolidated financial statements in this Annual Report on Form 10-K for information regarding our international operations, and see Part II, Item 1A, “Risk Factors” for further information on risks attendant to our international operations.

Working Capital

We focus considerable attention on managing our inventories and other working-capital-related items. We manage inventories by communicating with our customers and partners and then using our industry experience to forecast demand. We then place manufacturing orders for our products that are based on forecasted demand. We generally maintain substantial inventories of our products because the computer server industry is characterized by short lead time orders and quick delivery schedules.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, on or through our website at www.supermicro.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

Risks Related to Our Investigation, Procedures and Analysis, Consolidated Financial Statements, Internal Control Over Financial Reporting and Related Matters

We face risks related to being delinquent in our SEC reporting obligations if we are unable to resume a timely filing schedule.

Due to the circumstances discussed in the Explanatory Note and in Part II, Item 8, Note 19, “Restatement of Previously Issued Consolidated Financial Statements” to the consolidated financial statements in this Annual Report on Form 10-K and “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K, our SEC filings, including this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2017, December 31, 2017, and March 31, 2018 (the “2018 Form 10-Qs”), our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Form 10-K”), and our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2018, December 31, 2018 and March 31, 2019 (the “2019 Form 10-Qs”, and collectively with the 2018 Form 10-Qs and the 2018 Form 10-K, the “Delinquent Reports”) are delinquent. We cannot ensure when we will file our Delinquent Reports and resume a timely filing schedule with respect to our future SEC reports. We expect to continue to face many of the risks and challenges related to the Investigation, Procedures and Analysis, including the following:

•
We may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

•
Failure to timely file our SEC reports and make our current financial information available, has placed, and will continue to place, downward pressure on our stock price and result in the continued inability of our employees to sell the shares of our common stock underlying their awards granted pursuant to our equity compensation plans, which has adversely affected, and may continue adversely affect, hiring and employee retention;

•
Further delay in filing our SEC reports will delay our ability to seek the relisting of our common stock on a national securities exchange, and as a result, may continue to reduce the liquidity of our common stock;

•
Litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of our failure to file SEC reports on a timely basis, including the reasons and causes for such failure to file, will continue to divert management attention and resources from the operation of our business;

•	We may not be able to recapture lost business or business opportunities due to ongoing reputational harm;

•
Noncompliance with the covenants in our revolving credit facility will prohibit us from borrowing under the facility unless we are able to obtain additional amendments to the facility or waivers of the covenants from the lender; and

•
Negative reports or actions on our commercial credit ratings would increase our costs of, or reduce our access to, future commercial credit arrangements and limit our ability to refinance existing indebtedness.

If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

We have identified material weaknesses in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of June 30, 2017 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2017 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K. While having initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. In addition, because we are a large accelerated filer, we are required to file disclosure and financial statements sooner than companies that are non-accelerated filers, accelerated filers or smaller reporting companies, which gives us less time to fully remediate our material weaknesses by the filing deadlines. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our overall control environment and our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to train, retain and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. In addition, we previously identified a material weakness in our internal control over financial reporting related to the revenue recognition of contracts with extended product warranties that impacted prior periods. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to further regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our business and financial condition.

The subject matters of the Investigation, Procedures and Analysis and the findings thereof have caused substantial delays in filing this Annual Report on Form 10-K and the Delinquent Reports, which may result in future delays in our SEC reporting.

Our ability to resume a timely filing schedule with respect to our SEC reporting is subject to a number of contingencies, including whether and how quickly we are able to effectively remediate the identified material weaknesses in our internal control over financial reporting. It is uncertain when we will resume a timely filing schedule with respect to our future SEC reporting requirements, including our Delinquent Reports. It is likely that future reports will become delinquent until the Delinquent Reports are filed with the SEC.

Investors will need to evaluate certain decisions with respect to our common stock in light of a lack of current financial information. Accordingly, any investment in our common stock involves a greater degree of risk. Our lack of current public information may have an adverse impact on investor confidence, which could lead to a reduction in our stock price. In addition, for so long as we are not current in our SEC filings, we are precluded from registering our securities with the SEC for offer and sale. This precludes us from raising debt or equity financing in the public markets and limits our access to the private markets and also limits our ability to use stock options and other equity-based awards to attract, retain and provide incentives to our employees.

The delisting of our common stock may have a material adverse effect on the trading and price of our common stock, and we cannot assure you that our common stock will be relisted, or that once relisted, it will remain listed.

As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with Nasdaq’s listing standards and our common stock was suspended from trading on The Nasdaq Global Select Market effective August 23, 2018 and formally delisted effective March 22, 2019.
The delisting of our common stock from Nasdaq may have a material adverse effect on us by, among other things, causing investors to dispose of our shares and limiting:

•	The liquidity of our common stock;

•	The market price of our common stock;

•	The number of institutional and other investors that will consider investing in our common stock;

•	The availability of information concerning the trading prices and volume of our common stock;

•	The number of broker-dealers willing to execute trades in shares of our common stock; and

•	Our ability to obtain equity or debt financing for the continuation of our operations.

Following the filing of our Delinquent Reports and compliance with any other prerequisite requirements, we intend to apply to relist our common stock on a national securities exchange. However, while we are working expeditiously to relist our common stock, no assurances can be provided that we will be able to do so in a timely manner or at all. If we are unable to relist our common stock, or even if our common stock is relisted, no assurance can be provided that an active trading market will develop or, if one develops, that it will continue. The lack of an active trading market may limit the liquidity of an investment in our common stock, meaning you may not be able to sell any shares of common stock you own at times, or at prices, attractive to you. Any of these factors may materially adversely affect the price of our common stock.

The outcome of litigation and other claims as well as regulatory examinations, investigations, proceedings and orders arising out of the matters that were the subject of the Investigation, Procedures and Analysis, and our failure to file SEC reports on a timely basis are unpredictable, and any orders, actions or rulings not in our favor could have a material adverse effect on our business, results of operations and financial condition.

Our company and certain of our current and former executive officers are defendants in certain legal proceedings and putative class actions. Please see Part I, Item 3, “Legal Proceedings.” These proceedings have resulted in significant expenses and the diversion of management attention from our business. In addition, the circumstances which gave rise to the Investigation, Procedures and Analysis, and the related SEC filing delays continue to create the risk of additional litigation and claims by investors and examinations, investigations, proceedings and orders by regulatory authorities. These include a broad range of potential actions that may be taken against us by the SEC or other regulatory agencies, including a cease and desist order, suspension of trading of our securities, deregistration of our securities and/or the assessment of possible civil monetary penalties. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

We have incurred and expect to continue to incur significant expenses related to the Investigation, Procedures and Analysis, the remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted and expect to continue to devote substantial internal and external resources towards remediation efforts relating to the results of the Investigation, Procedures and Analysis and revision of our previously issued consolidated financial statements, the management review process and other efforts to regain timely compliance with the filing of our future SEC periodic and other reports. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. Specifically, in connection with the Audit Committee’s Investigation, Procedures and Analysis, audit and compliance efforts and related litigation, we have incurred professional fees totaling $40.6 million in fiscal year 2018 and $50.7 million through the third quarter of fiscal year 2019. As described in this Annual Report on Form 10-K, we have taken a number of steps in order to strengthen our corporate culture, sales processes, and accounting function so as to allow us to be able to provide timely and accurate financial reporting. To the extent these steps are not successful, we could be required to incur significant additional time and expense. The expenses we are incurring in this regard, as well as the substantial time devoted by our management towards identifying and addressing the internal control deficiencies, could have a material adverse effect on our business, results of operations and financial condition.

The Investigation, Procedures and Analysis and the findings thereof, have diverted, and continue to divert, management and other human resources from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business.

The Investigation, Procedures and Analysis have diverted, and continue to divert, management and other human resources from the operation of our business. The Board of Directors, members of management, and our accounting, legal, administrative and other staff have spent significant time on the Investigation, Procedures and Analysis and will continue to spend significant time on remediation of disclosure controls and procedures and internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives.

Our failure to file SEC reports timely and the resulting delisting of our common stock could impact our ability to comply with covenants in our debt instruments, which could adversely affect our access to outside financing.

Under the terms of the credit agreement with Bank of America, N.A. (“Bank of America”), dated April 19, 2018, we are required to deliver certain financial statements to Bank of America on a periodic basis. The delay in our SEC filings could impact our ability to comply with our financial statement delivery covenant, which could result in an event of default and eventual termination of the credit agreement. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms. In addition, unless and until we have filed all required reports with the SEC, we will be precluded from registering our securities with the SEC for offer and sale, and the failure to timely file our SEC reports will limit our ability to use “short-form” Form S-3 registration statements for registering our securities for sale with the SEC until we again meet the timely filing requirements of Form S-3.

Matters relating to or arising from the restatement and the results of the Investigation, Procedures and Analysis of our internal control over financial reporting, including adverse publicity and potential concerns from our customers, have had and could continue to have an adverse effect on our business and financial condition.

We have been and could continue to be the subject of negative publicity focused on the matters underlying the Investigation, Procedures and Analysis, the lengthy delay in filing our SEC reports, and the resulting restatement of our historical financial statements. We may be adversely impacted by negative reactions to this publicity from our customers or others with whom we do business. Concerns include the time and effort required to address our accounting and control environment and our ability to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition.

If we are unable to maintain the effectiveness of our internal control over financial reporting, our operating results, financial position and stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), our management is required to report on the effectiveness of our internal control over financial reporting in our annual reports, and annually our independent auditors must attest to and report on the effectiveness of our internal control over financial reporting. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and report information on a timely basis.

As described in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were ineffective as of June 30, 2017. We have concluded that there are material weaknesses in our internal control over financial reporting, which have adversely affected our ability to timely and accurately report our results of operations and financial condition. In addition, in November 2015, we reported a material weakness in our internal control over financial reporting related to the revenue recognition of contracts with extended product warranties. This material weakness has not been fully remediated as of the filing date of this Annual Report on Form 10-K, and we cannot ensure that other errors or material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.”

Although we are working to remediate the material weaknesses identified in the course of the Investigation, Procedures and Analysis, and are focused on re-establishing effective internal controls over financial reporting in order to prevent and detect material misstatements in our annual and quarterly financial statements and prevent fraud, we cannot ensure that such efforts will be effective. If we fail to maintain effective internal controls in future periods, this could further cause investors to lose confidence in our reported financial and other information, and our operating results, financial position and stock price could be adversely affected.

Risks Related to Our Business and Industry
Our quarterly operating results will likely fluctuate in the future, which could cause rapid declines in our stock price.
We believe that our quarterly operating results will continue to be subject to fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results include:

•	Fluctuations based upon seasonality, with the quarters ending March 31 and September 30 typically being weaker;

•	Fluctuations in the timing and size of large customer orders;

•
Variability of our margins based on the mix of server systems, subsystems and accessories we sell and the percentage of our sales to internet data center cloud customers or certain geographical regions;

•	Fluctuations in availability and costs associated with key components, particularly storage solutions, and other materials needed to satisfy customer requirements;

•	The timing of the introduction of new products by leading microprocessor vendors and other suppliers;

•	Changes in our product pricing policies, including those made in response to new product announcements;

•	Mix of whether customer purchases are of full systems or subsystems and accessories and whether made directly or through indirect sales channels;

•	The effect of mergers and acquisitions among our competitors, suppliers, customers, or partners;

•	General economic conditions in our geographic markets;

•	Impact of regulatory changes on our cost of doing business; and

•	Costs associated with the Investigation, Procedures and Analysis and related legal proceedings.

Customers may hesitate to purchase, or continue to purchase, our products based upon our delay in filing our reports with the SEC and/or unwarranted reports about malicious chips being inserted in our products. Accordingly, it is difficult to accurately forecast our growth and results of operations on a quarterly basis. If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice. Furthermore, the fluctuation of quarterly operating results may render less meaningful period-to-period comparisons of our operating results, and you should not rely upon them as an indication of future performance.

As we increasingly target larger customers and larger sales opportunities, our customer base may become more concentrated, our cost of sales may increase, our margins may be lower and our sales may be less predictable.

As our business continues to grow, we have become increasingly dependent upon larger sales to maintain our rate of growth. In particular, in recent years, we have completed larger sales to leading internet data center companies and large enterprise customers. Although no customer represented greater than 10% of our total net sales in the fiscal year ended June 30, 2017, one of our customers accounted for 11.4% and 10.4% of our net sales in the fiscal years ended June 30, 2016 and 2015, respectively. As customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products at the levels, timeframes or geographies that we expect, our ability to maintain or grow our net sales will be adversely affected.

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

Prices of materials and core components utilized in the manufacture of our server solutions, such as serverboards, chassis, central processing units (“CPUs”), memory and hard drives, represent a significant portion of our cost of sales. We generally do not enter into long-term supply contracts for these materials and core components, but instead purchase these materials and components on a purchase order basis. Prices of these core components and materials are volatile, and, as a result, it is difficult to predict expense levels and operating results. In addition, if our business growth renders it necessary or appropriate to transition to longer term contracts with materials and core component suppliers, our costs may increase and our gross margins could correspondingly decrease.

Because we often acquire materials and core components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of materials and core components. Our industry has experienced materials shortages and delivery delays in the past, and we may experience shortages or delays of critical materials in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and core components, which can adversely impact our revenue. For example, our net sales were adversely impacted in fiscal years 2013 and 2012 by disk drive shortages resulting from flooding in Thailand. In other periods, our cost of sales as a percentage of revenue has been adversely impacted by higher component prices resulting from shortages. For example, our gross margin was adversely impacted in the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017 due to higher costs related to shortages of memory and solid-state drives ("SSD"). If shortages or delays arise, the prices of these materials and core components may increase or the materials and core components may not be available at all. In the event of shortages, some of our larger competitors may have greater abilities to obtain materials and core components due to their larger purchasing power. We may not be able to secure enough core components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, results of operations and financial condition. In addition, from time to time, we have accepted customer orders with various types of component pricing protection. Such arrangements have increased our exposure to component pricing fluctuations and have adversely affected our financial results in certain quarters.

If we were to lose any of our current supply or contract manufacturing relationships, the process of identifying and qualifying a new supplier or contract manufacturer who will meet our quality and delivery requirements, and who will appropriately safeguard our intellectual property, may require a significant investment of time and resources, adversely affecting our ability to satisfy customer purchase orders and delaying our ability to rapidly introduce new products to market. Similarly, if any of our suppliers were to cancel, materially change contracts or commitments to us or fail to meet the quality or delivery requirements needed to satisfy customer demand for our products, whether due to shortages or other reasons, our reputation and relationships with customers could be damaged. We could lose orders, be unable to develop or sell some products cost-effectively or on a timely basis, if at all, and have significantly decreased revenues, margins and earnings, which would have a material adverse effect on our business, results of operations and financial condition.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

As a result of our strategy to provide greater choice and customization of our products to our customers, we are required to maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. We expect that we will experience such write downs from time to time in the future related to existing and future commitments. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business, results of operations and financial condition.

We may encounter difficulties with our ERP systems.

We commenced using a new enterprise resource planning ("ERP") system in the United States in July 2015 and in Taiwan and the Netherlands in January 2016. We have incurred and expect to continue to incur additional expenses related to our ERP systems, as we continue to further enhance and develop them, including by automating certain internal controls. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any future disruptions, delays or deficiencies in the design and further enhancement of our ERP system could result in potentially much higher costs than we currently anticipate and could adversely affect our ability to provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our business, results of operations and financial condition.

System security risks, data protection breaches, cyber-attacks and other related cyber-security issues could disrupt our internal operations or interfere with our products, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. While we employ a number of protective measures, including firewalls, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on our systems. We experienced unauthorized intrusions into our network between 2011 and 2018. None of these intrusions, individually or in the aggregate, has had a material adverse effect on our business, operations, or products. We have taken steps to enhance the security of our network and computer systems but, despite these efforts, we may experience future intrusions, which could adversely affect our business, operations, or products. In addition, our hardware and software or third party components and software that we utilize in our products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the products. The costs to us to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Any claim that our products or systems are subject to a cyber-security risk, whether valid or not, could damage our reputation and adversely impact our revenues and results of operations.

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

To the extent we experience cyber-security incidents in the future, our relationships with our customers and suppliers may be materially impacted, our brand and reputation may be harmed and we could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may arise with respect to them, any of which would cause our business, operations, or products to be adversely affected. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.

Because our products and services may store, process and use data, some of which contains personal information, we are subject to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection and other matters, which are subject to change.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including with respect to user privacy, rights of publicity, data protection, content, protection of minors and consumer protection. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because our products and services store, process and use data, some of which contains personal information, we are subject to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation and even our inadvertent failure to comply with such laws and regulations could result in investigations, claims, damages to our reputation, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could materially adversely affect our business, results of operations and financial condition. Costs to comply with and implement these privacy-related and data protection measures could be significant.

Global privacy legislation, enforcement, and policy activity for privacy and data protection are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. For example, the EU General Data Protection Regulation 2016/679 (“GDPR”), which came into effect on May 25, 2018, imposes stringent EU data protection requirements on companies established in the European Union or companies that offer goods or services to, or monitor the behavior of, individuals in the European Union. The GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 20 million euros or four percent of annual global revenue. While we have implemented policies and procedures to address GDPR requirements, failure to comply or concerns about our practices or compliance with GDPR or other privacy-related laws and regulations could materially adversely affect our business, results of operations and financial condition.

If we do not successfully manage the expansion of our international manufacturing capacity, our business could be harmed.

Since inception, we have conducted a substantial majority of our manufacturing operations in San Jose, California. We continue to increase our manufacturing capacity in Taiwan and in the Netherlands. If we are unable to successfully ramp up our international manufacturing capacity, we may incur unanticipated costs, difficulties in making timely delivery of products or suffer other business disruptions which could adversely impact our results of operations.

We may not be able to successfully manage our planned growth and expansion.

Over time we expect to continue to make investments to pursue new customers and expand our product offerings to grow our business rapidly. We expect that our annual operating expenses will continue to increase as we invest in sales and marketing, research and development, manufacturing and production infrastructure, and strengthen customer service and support resources for our customers. Our failure to expand operational and financial or internal control systems timely or efficiently could result in additional operating inefficiencies, which could increase our costs and expenses more than we had planned and prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

If our business grows, we will have to manage additional product design projects, materials procurement processes and sales efforts and marketing for an increasing number of SKUs, as well as expand the number and scope of our relationships with suppliers, distributors and end customers. If we fail to manage these additional responsibilities and relationships successfully, we may incur significant costs, which may negatively impact our operating results. Additionally, in our efforts to be first to market with new products with innovative functionality and features, we may devote significant research and development resources to products and product features for which a market does not develop quickly, or at all. If we are not able to predict market trends accurately, we may not benefit from such research and development activities, and our results of operations may suffer.

Managing the growth of our business also requires us to successfully manage a substantial increase in our number of employees. We have grown from 1,837 employees on July 1, 2014 to 2,996 employees on June 30, 2017. We must continue to hire, train and manage new employees as needed. Our failure to timely file our SEC reports and the delisting of our common stock on Nasdaq has adversely impacted, and will likely continue to adversely impact, our ability to attract new employees and retain existing employees. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or fail in establishing and maintaining an effective corporate culture, or if we are not successful in retaining our existing employees, our business may be harmed. The additional headcount we have added and may continue to add has increased and will continue to increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Our future effective income tax rates could be affected by changes in the relative mix of our operations and income among different geographic regions and by United States federal income tax legislation, which could affect our future operating results, financial condition and cash flows.

We seek to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our United States and international income changes for any reason, or due to changes in United States or international tax laws. In particular, a substantial portion of our revenue is generated from customers located outside the United States. Foreign withholding taxes and United States income taxes were not provided on undistributed earnings for certain non-United States subsidiaries as of June 30, 2017, because such earnings were intended to be indefinitely reinvested in the operations of those subsidiaries. On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Reform Act”). The 2017 Tax Reform Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. We cannot predict the impact of all of these changes to our business as we have not yet finalized our fiscal year 2018 financial statements. However, it is possible that these changes could adversely affect our business as we are currently evaluating whether to change our indefinite reinvestment assertion in light of the 2017 Tax Act, and, we consider that assessment to be incomplete.

The effectiveness of our tax planning activities is based upon certain assumptions that we make regarding our future operating performance. It is possible that we will seek to revise our tax structure further in the future. We cannot assure you that we will be able to lower our effective tax rate as a result of our current or future tax planning activities nor that such rate will not increase in the future.

If negative publicity arises with respect to us, our employees, our third-party service providers or our partners, our business and operating results could be adversely affected, regardless of whether the negative publicity is true.

Negative publicity about our company or our products, even if inaccurate, could adversely affect our reputation and the confidence in our products, which could harm our business and operating results. For example, in October 2018, Bloomberg Businessweek published an article alleging that malicious hardware chips were implanted on our motherboards during the manufacturing process at the facilities of a contract manufacturer in China. We undertook a thorough investigation of this claim with the assistance of a leading, third-party investigations firm wherein we tested a representative sample of our motherboards, including the specific type of motherboard depicted in the Bloomberg Businessweek article and motherboards purchased by companies referenced in the article, as well as more recently manufactured motherboards. After completing these examinations as well as a range of functional tests, the investigations firm reported that it had found no evidence of malicious hardware on our motherboards. In addition, neither Bloomberg Businessweek nor any of our customers have ever provided a single example of any such altered motherboard. However, despite repeated denials of any tampering by our customers and us, and the announcement of the results of this independent investigation, the impact of this false allegation continues to have a substantial negative impact on the trading price of our common stock as well as our reputation.

Harm to our reputation can also arise from many other sources, including employee misconduct, as has been experienced in the past, and misconduct by our partners and outsourced service providers. Additionally, negative publicity with respect to our partners or service providers could also affect our business and operating results to the extent that we rely on these partners or if our customers or prospective customers associate our company with these partners.

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

Our principal competitors include global technology companies such as Cisco, Dell, Hewlett-Packard Enterprise, IBM, Inspur, Lenovo and Huawei. In addition, we also compete with a number of other vendors who also sell application optimized servers, contract manufacturers and original design manufacturers (“ODMs”), such as Quanta Computer, Inc. and AsusTek Computer, Inc. ODMs sell server solutions marketed or sold under a third-party brand.

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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may seek to copy our innovations and use cost advantages from greater size to compete aggressively with us on price. Certain customers are also current or prospective competitors and as a result, assistance that we provide to them as customers may ultimately result in increased competitive pressure against us. Furthermore, because of these advantages, even if our application optimized server solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. Also, initiatives like the Open Compute Project (“OCP”), a project to establish more industry standard data center configurations, could have the impact of supporting an approach which is less favorable to the flexibility and customization that we offer. These changes could have a significant impact on the market and impact our results of operations. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

Any failure to adequately expand or retain our sales force will impede our growth.

We expect that our direct sales force will continue to grow as larger customers increasingly require a direct sales approach. Competition for direct sales personnel with the advanced sales skills and technical knowledge we need is intense. Our ability to grow our revenue in the future will depend, in large part, on our success in recruiting, training, retaining and successfully managing sufficient qualified direct sales personnel. We have traditionally experienced much greater turnover in our sales and marketing personnel as compared to other departments and other companies. New hires require significant training and may take six months or longer before they reach full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire, develop and retain sufficient numbers of productive sales personnel, our customer relationships and resulting sales of our server solutions will suffer.

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

We rely on a limited number of suppliers for certain raw materials used to manufacture our products.

Certain raw materials used in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. One of our suppliers accounted for 31.0%, 35.2% and 28.7% of total purchases of raw materials for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Ablecom and Compuware, related parties, accounted for 11.1%, 12.8% and 13.8% of our total cost of sales for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. If any of our largest suppliers discontinue their operations or if our relationships with them are adversely impacted, we could experience a material adverse effect on our business, results of operations and financial condition.

We rely on indirect sales channels for a significant percentage of our revenue and any disruption in these channels could adversely affect our sales.

Sales of our products through third-party distributors and resellers accounted for 47.8%, 45.8% and 49.6% of our net sales in fiscal years 2017, 2016 and 2015, respectively. We depend on our distributors to assist us in promoting market acceptance of our products and anticipate that a significant portion of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new distribution relationships. Our distributors also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our distributors more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the distributors, those distributors may de-emphasize or decline to carry our products. In addition, our distributors’ order decision-making process is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by distributors to end customers. To maintain our participation in distributors’ marketing programs, in the past we have provided and expect to continue cooperative marketing arrangements or made short-term pricing concessions.

The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business, results of operations and financial condition. Our distributors could also modify their business practices, such as payment terms, inventory levels or order patterns. If we are unable to maintain successful relationships with distributors or expand our distribution channels or we experience unexpected changes in payment terms, inventory levels or other practices by our distributors, our business will suffer.

Our direct sales efforts may create confusion for our end customers and harm our relationships with our distributors and OEMs.

We expect our direct sales force to continue to grow as our business grows. As our direct sales force becomes larger, our direct sales efforts may lead to conflicts with our distributors and OEMs, who may view our direct sales efforts as undermining their efforts to sell our products. If a distributor or OEM deems our direct sales efforts to be inappropriate, the distributor or OEM may not effectively market our products, may emphasize alternative products from competitors, or may seek to terminate our business relationship. Disruptions in our distribution channels could cause our revenues to decrease or fail to grow as expected. Our failure to implement an effective direct sales strategy that maintains and expands our relationships with our distributors and OEMs could lead to a decline in sales, harm relationships and adversely affect our business, results of operations and financial condition.

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

New flaws or limitations in our server solutions may be detected in the future. Part of our strategy is to bring new products to market quickly, and first-generation products may have a higher likelihood of containing undetected flaws. If our customers discover defects or other performance problems with our products, our customers’ businesses, and our reputation, may be damaged. Customers may elect to delay or withhold payment for defective or underperforming server solutions, request remedial action, terminate contracts for untimely delivery, or elect not to order additional server solutions, which could result in an increase in our provision for doubtful accounts or in collection cycles for accounts receivable or subject us to the expense and risk of litigation. We may incur expense in recalling, refurbishing or repairing defective server solutions sold to our customers or remaining in our inventory. If we do not properly address customer concerns about our products, our reputation and relationships with our customers may be harmed. For all of these reasons, customer dissatisfaction with the quality of our products could substantially impair our ability to grow our business.

Conflicts of interest may arise between us and Ablecom and Compuware, and those conflicts may adversely affect our operations.

We use Ablecom, a related party, for contract design and manufacturing coordination support and warehousing, and Compuware, also a related party and an affiliate of Ablecom, for distribution, contract manufacturing and warehousing. We work with Ablecom to optimize modular designs for our chassis and certain of other components. We outsource to Compuware a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 11.1%, 12.8% and 13.8% of our cost of sales for fiscal years 2017, 2016 and 2015, respectively. Ablecom and Compuware’s sales to us constitute a substantial majority of Ablecom and Compuware’s net sales. Ablecom and Compuware are both privately-held Taiwan-based companies. In addition, we have entered into a distribution agreement with Compuware, under which we have appointed Compuware as a nonexclusive distributor of our products in Taiwan, China and Australia.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Ablecom owns approximately 0.4% of our common stock. Charles Liang and his spouse, Sara Liu, our Co-Founder, Senior Vice President and director, jointly own approximately 10.5% of Ablecom’s capital stock, while Mr. Steve Liang and other family members own approximately 36.0% of Ablecom’s outstanding common stock. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was our Senior Vice President of International Sales and director, own approximately 11.7% of Ablecom’s capital stock. Bill Liang, a brother of both Charles Liang and Steve Liang, also is a member of the Board of Directors of Ablecom.

Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware.

Mr. Liang as our Chief Executive Officer and Chairman of the Board and as a significant stockholder of our company, has considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by the economic interests of Mr. Liang and Ms. Liu as stockholders of Ablecom and his personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom or Compuware as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom or Compuware are not as favorable to us as arms-length transactions, our results of operations may be harmed.

If Ablecom or Compuware are acquired or sold, new ownership could reassess the business and strategy of Ablecom or Compuware, and as a result, our supply chain could be disrupted or the terms and conditions of our agreements with Ablecom or Compuware may change. As a result, our operations could be negatively impacted or costs could increase, either of which could adversely affect our margins and results of operations.

Our reliance on Ablecom could be subject to risks associated with our reliance on a limited source of contract manufacturing services and inventory warehousing.

We plan to continue to maintain our manufacturing relationship with Ablecom in Asia. In order to provide a larger volume of contract manufacturing services for us, we anticipate that Ablecom will continue to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We also anticipate that we will continue to lease office space from Ablecom in Taiwan to support our research and development efforts. We operate a joint management company with Ablecom to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities in Taiwan.

If our commercial relationship with Ablecom deteriorates, we may experience delays in our ability to fulfill customer orders. Similarly, if Ablecom’s facility in Asia is subject to damage, destruction or other disruptions, our inventory may be damaged or destroyed, and we may be unable to find adequate alternative providers of contract manufacturing services in the time that we or our customers require. We could lose orders and be unable to develop or sell some products cost-effectively or on a timely basis, if at all.

Currently, we purchase contract manufacturing services primarily for our chassis products from Ablecom. If our commercial relationship with Ablecom were to deteriorate or terminate, establishing direct relationships with those entities supplying Ablecom with key materials for our products or identifying and negotiating agreements with alternative providers of warehouse and contract manufacturing services might take a considerable amount of time and require a significant investment of resources. Pursuant to our agreements with Ablecom and subject to certain exceptions, Ablecom has the exclusive right to be our supplier of the specific products developed under such agreements. As a result, if we are unable to obtain such products from Ablecom on terms acceptable to us, we may need to discontinue a product or develop substitute products, identify a new supplier, change our design and acquire new tooling, all of which could result in delays in our product availability and increased costs. If we need to use other suppliers, we may not be able to establish business arrangements that are, individually or in the aggregate, as favorable as the terms and conditions we have established with Ablecom. If any of these things should occur, our net sales, margins and earnings could significantly decrease, which would have a material adverse effect on our business, results of operations and financial condition.

Our growth into markets outside the United States exposes us to risks inherent in international business operations.

We market and sell our systems and components both inside and outside the United States. We intend to expand our international sales efforts, especially into Asia, and we are expanding our business operations in Europe and Asia, particularly in Taiwan, the Netherlands, China and Japan. In particular, we have made, and continue to make, substantial investments for the purchase of land and the development of new facilities in Taiwan to accommodate our expected growth. Our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

We have a 30% minority interest in a China corporate venture that was established to market and sell corporate venture branded systems in China based upon components and technology we supply. We record earnings and losses from the corporate venture using the equity method of accounting. Our loss exposure is limited to the remainder of our equity investment in the corporate venture which as of June 30, 2017 was $6.1 million. Although we currently do not intend to make any additional investment in the corporate venture, if we were to do so in the future, our exposure to potential losses would increase. We do not control the corporate venture and any fluctuation in the results of operations of the corporate venture or any other similar transaction that we may enter into in the future could adversely impact, or result in fluctuations in, our results of operations.

The United States could withdraw from or materially modify certain international trade agreements, or change tariff, trade, or tax provisions related to the global manufacturing and sales of our products in ways that we currently cannot predict.

A portion of our business activities are conducted in foreign countries, including the Netherlands, Taiwan, China, United Kingdom and Japan. Our business benefits from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce as we manufacture, market and sell our products globally. The U.S. has announced trade policy changes, including an intention to impose new tariffs on imported goods, which have created significant uncertainty about the future relationship between the United States and other countries with respect to trade, treaties and tariffs. For example, on June 15, 2018, the Office of the United States Trade Representative (the “USTR”) published a list of products covering 818 separate U.S. tariff lines valued at approximately $34 billion in imports from China, imposing an additional duty of 25% on the listed product lines. The list primarily covers products from industrial sectors that contribute to or benefit from the Chinese government’s “Made in China 2025” industrial policy, which include industries such as aerospace, information and communications technology, robotics, industrial machinery, new materials, and automobiles. The USTR also announced a second set of 284 proposed tariff lines, which cover approximately $16 billion worth of imports from China, which will undergo further review in a public notice and comment process, including a public hearing. After completion of this process, USTR stated that it will issue a final determination on the products from this list that would be subject to the additional duties. We are continuing to evaluate the impact of the announced and other proposed tariffs on products and components that we import from China, and we may experience a material increase in the cost of our products, which may result in our products becoming less attractive relative to products offered by our competitors.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors, or any changes to U.S. corporate tax policies related to international commerce, could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.

We manufacture and sell our products in several countries outside of the United States, both to direct and OEM customers as well as to our distributors. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (“OFAC”). If we fail to comply with laws and regulations restricting dealings with sanctioned countries, we may be subject to civil or criminal penalties. Any future violations could have an adverse impact on our ability to sell our products to United States federal, state and local government and related entities.

In addition, while we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with U.S. trade control laws, our employees or agents have in the past engaged and may in the future engage in improper conduct for which we could be held responsible. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business and other consequences that may have a material adverse effect on our business, results of operations and financial condition. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

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

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. Our primary competitors have substantially greater numbers of issued patents than we have which may position us less favorably in the event of any claims or litigation with them. Other third parties have in the past sent us correspondence regarding their intellectual property or filed claims that our products infringe or violate third parties’ intellectual property rights. In addition, increasingly non-operating companies are purchasing patents and bringing claims against technology companies. We have been subject to several such claims and may be subject to such claims in the future.

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

If we lose Charles Liang, our President, Chief Executive Officer and Chairman, or any other current key employee or are unable to attract additional key employees, we may not be able to implement our business strategy in a timely manner.

Our future success depends in large part upon the continued service of our current executive management team and other current key employees. In particular, Charles Liang, our President, Chief Executive Officer and Chairman of the Board, is critical to the overall management of our company as well as to our strategic direction. Mr. Liang co-founded our company and has been our Chief Executive Officer since our inception. His experience in running our business and his personal involvement in key relationships with suppliers, customers and strategic partners are extremely valuable to our company. We currently do not have a succession plan for the replacement of Mr. Liang if it were to become necessary. Additionally, we are particularly dependent on the continued service of our existing research and development personnel because of the complexity of our products and technologies. Our employment arrangements with our executives and employees do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. The loss of services of any of these executives or of one or more other key members of our team could seriously harm our business.

If we are unable to attract and integrate additional key employees in a manner that enables us to scale our business and operations effectively, or if we do not maintain competitive compensation policies to retain our employees, our ability to operate effectively and efficiently could be limited.

To execute our growth plan, we must attract additional highly qualified personnel, including additional engineers and executive staff. Competition for qualified personnel is intense, especially in Silicon Valley, where we are headquartered. We have experienced in the past and may continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our lack of current public information precludes us from registering our securities with the SEC for offer and sale and limits our ability to use stock options and other equity-based awards to attract, retain and provide incentives to employees. Since the initiation of the Investigation, our employees have been unable to sell their holdings of our common stock, which has contributed to the loss of experienced engineering and sales personnel. If we are unable to attract and integrate additional key employees in a manner that enables us to scale our business and operations effectively, or if we do not maintain competitive compensation policies to retain our employees, our ability to operate effectively and efficiently could be limited.

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

Our operations involve the use of hazardous and toxic materials, and we must comply with environmental laws and regulations, which can be expensive, and may affect our business, results of operations and financial condition.

We are subject to federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. If we were to violate or become liable under environmental laws in the future as a result of our inability to obtain permits, human error, accident, equipment failure or other causes, we could be subject to fines, costs or civil or criminal sanctions, face third-party property damage or personal injury claims or be required to incur substantial investigation or remediation costs, which could be material, or experience disruptions in our operations, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, environmental laws could become more stringent over time imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business, results of operations and financial condition.

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances applicable to specified electronic products placed on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive). We are also subject to laws and regulations such as California’s “Proposition 65” which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the State of California to be dangerous, such as lead. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design and/or manufacturing of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

We are also subject to the regulations concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. This United States legislation includes disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. These requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor or other devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices.

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

The trading prices of technology company securities historically have been highly volatile and the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this filing, that may affect the trading price of our common stock include:

•	The risk that we are not able to relist our common stock on a national securities exchange;

•
The outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of our failure to file SEC reports on a timely basis and results of the Investigation, Procedures and Analysis;

•	Actual or anticipated variations in our operating results, including failure to achieve previously provided guidance;

•	Announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	Changes in recommendations by any securities analysts that elect to follow our common stock;

•	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	False or misleading press releases or articles regarding our company or our products;

•	The loss of a key customer;

•	The loss of key personnel;

•	Technological advancements rendering our products less valuable;

•	Lawsuits filed against us, including those described in Part I, Item 3, “Legal Proceedings”;

•	Changes in operating performance and stock market valuations of other companies that sell similar products;

•	Price and volume fluctuations in the overall stock market;

•	Market conditions in our industry, the industries of our customers and the economy as a whole; and

•	Other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Future sales of shares by existing stockholders could cause our stock price to decline.

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. All of our shares are eligible for sale in the public market, including shares held by directors, executive officers and other affiliates, sales of which are subject to volume limitations and other requirements under Rule 144 under the Securities Act. In addition, shares subject to outstanding options and reserved for future issuance under our stock option plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of March 31, 2019, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 27.8% of our common stock, net of treasury stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them.

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

Our common stock is currently quoted on the OTC Market, which may have an unfavorable impact on our stock price and liquidity.

Effective at the open of business on August 23, 2018, our common stock was suspended from trading on the Nasdaq Global Select Market, and our common stock was subsequently delisted on March 22, 2019. Since the date our common stock was suspended from trading on the Nasdaq Global Select Market, our common stock has been quoted on the OTC Market. The OTC Market is a significantly more limited market than Nasdaq. The quotation of our shares on the OTC Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We do not expect to pay any cash dividends for the foreseeable future.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. In addition, under the terms of the credit agreement with Bank of America, dated April 19, 2018, we cannot pay any dividends, with limited exceptions. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

As of June 30, 2017, we owned approximately 1,408,000 square feet and leased approximately 558,000 square feet of office and manufacturing space.

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 1,197,000 square feet of office and manufacturing space which is subject to existing term loans and revolving line of credit with $123.2 million outstanding as of June 30, 2017. We lease approximately 246,000 square feet of warehouse space in Fremont, California under a lease that expires in July 2020, lease approximately 46,000 square feet of office space in San Jose, California under a lease that expires in January 2022, and lease approximately 5,000 square feet of office in Jersey City, New Jersey under a lease that expires in July 2020. Our European headquarters for manufacturing and service operations is located in Den Bosch, the Netherlands where we lease approximately 124,000 square feet of office and manufacturing space under two leases, which expire in July 2025 and June 2026. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 211,000 square feet of office and manufacturing space on 7.0 acres of land. These manufacturing facilities are subject to an existing term loan with $19.7 million remaining outstanding as of June 30, 2017. Our research and development center and service operations in Asia are located in an approximately 131,000 square feet facility in Taipei, Taiwan under eleven leases that expire at various dates ranging from May 2019 through January 2022. We lease approximately 3,000 square feet of office space in Shanghai and Beijing, China for sales and service operations under two leases that expire in April 2020 and August 2020, respectively. In addition, we lease approximately 2,000 square feet of office space in Japan under one lease, which expires in January 2020.

Additionally, we own 36 acres of land in San Jose, California that would allow us to expand our Green Computing Park. We remodeled one warehouse with approximately 310,000 square feet of storage space and completed the construction of a new manufacturing and warehouse building with approximately 182,000 square feet of manufacturing space in August 2015. In fiscal year 2017, we continued to engage several contractors for the development and construction of improvements on the property. We completed the construction of a second new manufacturing and warehouse building in the first quarter of fiscal year 2018. We financed this development through our operating cash flows and additional borrowings from banks. See Part II, Item 8, Note 9, “Short-term and Long-term Obligations” to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of our company’s short-term and long-term obligations.

We believe that our existing properties, including both owned and leased, are in good condition and are suitable for the conduct of our business.

Item 3.        Legal Proceedings

From time to time, we have been involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, the resolution of any matters will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

On September 4, 2015, a complaint was filed against us, our CEO, and our former CFO in the U.S. District Court for the Northern District of California (Deason v. Super Micro Computer, Inc., et al., No. 15-cv-04049). The complaint claimed that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 because of alleged misrepresentations and/or omissions in public statements which supposedly were revealed when we announced on August 31, 2015 that the filing of our Annual Report on Form 10-K for fiscal 2015 would be delayed to allow us to complete an investigation into certain marketing expenses. On January 12, 2018, after an initial round of successful motion to dismiss briefing leading to Plaintiff filing an amended complaint, we and the named individual defendants filed another motion to dismiss on the grounds that the amended complaint failed to state a claim because it did not plead falsity or scienter. On June 27, 2018, the Court granted our motion to dismiss without leave to amend and entered judgment in favor of us and the other defendants. On July 24, 2018, Plaintiff filed a notice of appeal to the 9th Circuit Court of Appeals; however, Plaintiff subsequently filed a voluntary notice dismissing the appeal and, thus, ending the litigation on November 1, 2018.

On February 8, 2018, two putative class action complaints were filed against us, our CEO, and our former CFO in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff and it filed an amended complaint naming our Senior Vice President of Investor Relations, as an additional defendant. The court approved the parties’ agreement to permit a further amendment of the complaint, which was filed on January 22, 2019. We believe the allegations filed are without merit, and intend to vigorously defend against the lawsuit.

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

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective at the open of business on August 23, 2018, our common stock was suspended from trading on the Nasdaq Global Select Market. Effective March 22, 2019, our common stock was delisted from the Nasdaq Global Select Market. Since the date our common stock was suspended from trading on the Nasdaq Global Select Market, our common stock has been quoted on the OTC Market and is currently traded under the symbol “SMCI.” Prior to the suspension, we had traded on the Nasdaq Global Select Market since March 29, 2007, and prior to that time there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales closing prices of our Common Stock as reported by The Nasdaq Global Select Market. On March 31, 2019, the last reported bid price of our common stock on the OTC Markets was $21.13 per share. The OTC Markets quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2016:
First Quarter	$30.25	$24.24
Second Quarter	$31.82	$22.32
Third Quarter	$34.08	$21.52
Fourth Quarter	$34.49	$23.78
	High	Low
Fiscal Year 2017:
First Quarter	$26.34	$19.02
Second Quarter	$29.00	$21.37
Third Quarter	$28.85	$24.60
Fourth Quarter	$25.25	$23.60

Holders

As of March 31, 2019, there were 31 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Under the terms of the credit agreement with Bank of America, dated April 19, 2018, we cannot pay any dividends.

Equity Compensation Plan

Please see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report for disclosure relating to our equity compensation plans.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Super Micro Computer, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares our cumulative five-year total stockholder return on our common stock with the cumulative return of the Nasdaq Computer Index and the Nasdaq Composite Index, which both included our common stock, for the comparable period.

The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, on June 30, 2012 and our relative performance tracked through June 30, 2017. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017
Super Micro Computer, Inc.	100.00	67.09	159.33	186.51	156.68	155.42
Nasdaq Composite Index	100.00	115.95	150.19	169.91	164.99	209.21
Nasdaq Computer Index	100.00	102.24	142.18	157.55	159.77	217.77

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.        Selected Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and notes thereto in Part II, Item 8, "Financial Statements and Supplementary Data" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Annual Report on Form 10-K.

	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2017	2016	2015	2014			2013
		(As Revised) (1)	(As Revised) (1)	As Reported	Adjustments (2)	As Adjusted	As Reported	Adjustments (2)	As Adjusted
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$2,484,929	$2,225,022	$1,954,353	$1,467,202	$(17,037)	$1,450,165	$1,162,561	$(15,332)	$1,147,229
Cost of sales	2,134,971	1,894,521	1,647,769	1,241,657	(10,610)	1,231,047	1,002,508	(12,488)	990,020
Gross profit	349,958	330,501	306,584	225,545	(6,427)	219,118	160,053	(2,844)	157,209
Operating expenses:
Research and development	143,992	124,223	101,402	84,257	917	85,174	75,208	60	75,268
Sales and marketing	66,445	58,338	47,496	38,012	264	38,276	33,785	108	33,893
General and administrative	44,646	40,449	25,040	23,017	(192)	22,825	23,902	4	23,906
Total operating expenses	255,083	223,010	173,938	145,286	989	146,275	132,895	172	133,067
Income from operations	94,875	107,491	132,646	80,259	(7,416)	72,843	27,158	(3,016)	24,142
Other income (expense), net	(1,287)	1,507	956	92	—	92	48	—	48
Interest expense	(2,300)	(1,594)	(965)	(757)	—	(757)	(610)	—	(610)
Income before income tax provision	91,288	107,404	132,637	79,594	(7,416)	72,178	26,596	(3,016)	23,580
Income tax provision	24,434	35,323	40,082	25,437	(1,342)	24,095	5,317	(473)	4,844
Net income	$66,854	$72,081	$92,555	$54,157	$(6,074)	$48,083	$21,279	$(2,543)	$18,736
Net income per common share:
Basic	$1.38	$1.50	$1.99	$1.24		$1.10	$0.50		$0.45
Diluted	$1.29	$1.39	$1.85	$1.16		$1.03	$0.48		$0.43
Shares used in per share calculation:
Basic	48,383	47,917	46,434	43,599		43,599	41,992		41,992
Diluted	51,679	51,836	50,094	46,512		46,512	43,907		43,907

Stock-based compensation:
Cost of sales	$1,382	$1,157	$962	$941	$(21)	$920	$953	$(21)	$932
Research and development	12,559	10,651	9,195	6,783	147	6,930	6,527	(144)	6,383
Sales and marketing	2,144	1,934	1,601	1,260	(26)	1,234	1,541	(34)	1,507
General and administrative	3,580	3,188	2,678	2,078	(100)	1,978	2,340	(52)	2,288
Total stock-based compensation	$19,665	$16,930	$14,436	$11,062	$—	$11,062	$11,361	$(251)	$11,110
__________________________
(1) See Part II, Item 8, Note 19, "Restatement of Previously Issued Consolidated Financial Statements", in our notes to the consolidated financial statements.
(2) The adjustments are similar in nature to those discussed in Part II, Item 8, Note 19, "Restatement of Previously Issued Consolidated Financial Statements", in our notes to the consolidated financial statements.

	As of June 30,
	2017	2016	2015	2014			2013
		(As Revised) (1)	(As Revised) (2)	As Reported	Adjustments (2)	As Adjusted	As Reported	Adjustments (2)	As Adjusted
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$110,606	$178,820	$92,920	$96,872	$(1,390)	$95,482	$93,038	$(1,306)	$91,732
Working capital	588,636	544,698	438,144	343,195	(14,255)	328,940	281,528	(9,437)	272,091
Total assets	1,515,130	1,191,483	1,122,031	796,325	29,970	826,295	632,257	38,412	670,669
Long-term obligations	68,754	85,200	26,062	16,208	4,710	20,918	16,869	2,121	18,990
Total stockholders’ equity	773,846	696,653	593,585	469,231	(17,072)	452,158	373,724	(10,999)	362,725
__________________________

(1)	See Part II, Item 8, Note 19, "Restatement of Previously Issued Consolidated Financial Statements", in our notes to the consolidated financial statements.

(2)
The adjustments are similar in nature to those discussed in Part II, Item 8, Note 19, "Restatement of Previously Issued Consolidated Financial Statements", in our notes to the consolidated financial statements.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading "Risk Factors." The following discussion gives effect to the restatement discussed in Part II, Item 8, Note 19, “Restatement of Previously Issued Consolidated Financial Statements” to the consolidated financial statements of this Annual Report on Form 10-K. See related discussion in the Explanatory Note.

Background of Investigation, Procedures and Analysis

See "Explanatory Note" to this Annual Report on Form-10K.

Nasdaq Delisting of our Common Stock

As a result of the delay in filing our periodic reports with the SEC and failure to hold an annual meeting, we were unable to comply with the Nasdaq listing standards and our common stock was suspended from trading on the Nasdaq Global Select Market effective August 23, 2018 and formally delisted effective March 22, 2019. Following the suspension of trading, our common stock has been quoted on the OTC Market and is currently traded under the symbol “SMCI.” For further information regarding trading in our common stock, refer to Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Overview

We are a global leader in high performance, high efficiency server technology and innovation. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise, big data, high performance computing ("HPC" and internet of things ("IoT")/embedded markets. Our solutions range from complete server, storage, blade and workstations to full racks, networking devices, server management software and technology support and services.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2017, 2016 and 2015, our net income was $66.9 million, $72.1 million and $92.6 million, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and customizable server solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise sales. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin as key measures of profitability, and cash conversion cycle as a key measure of working capital management. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application optimized server solutions. In this regard, we work closely with microprocessor and other component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from the introduction of new microprocessors and as a result we monitor the introduction cycles of Intel Corporation, Advanced Micro Devices, Inc., and Nvidia Corporation carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Financial Highlights

The following is a summary of other financial highlights of fiscal year 2017:

•
Net sales increased by 11.7% as compared to fiscal year 2016 primarily due to increased unit shipments, reflecting the successful execution of our strategy to ship more complete systems, which increased by 13.5% as compared to fiscal year 2016.

•
Gross margin declined to 14.1% from 14.9% in fiscal year 2016 primarily due to increased component prices for memory and storage relative to our ability to pass cost increases to our customers as well as increased sales where pricing is typically more competitive and lower total capacity utilization while we ramp up use of our new facilities.

•
Operating expenses increased by 14.4% as compared to fiscal year 2016, but remained approximately 10% of sales as we continued to increase our human talent, primarily with respect to further investments in research and development.

•
Net income declined to $66.9 million as compared to $72.1 million in fiscal 2016, which was primarily due to a $16.1 million decline in income before taxes, which was partially offset by a reduction in our effective tax rate to 26.8% as compared to 32.9% in fiscal 2016.

•
Our cash and cash equivalents were $110.6 million at the end of fiscal year 2017, compared with $178.8 million at the end of fiscal year 2016. The decrease in our cash and cash equivalents at the end of fiscal year 2017 was primarily due to $96.2 million of cash used in our operating activities and $29.4 million of purchases of property, plant and equipment, of which $16.1 million was related to property and equipment in connection with the construction of buildings at our Green Computing Park in San Jose, California, partially offset by $66.6 million of borrowings, net of repayments.

•
The cash conversion cycle is the sum of days of sales outstanding (“DSO”) and days of inventory outstanding (“DIO”), less days of purchases outstanding (“DPO”). Cash conversion cycle at the end of fiscal year 2017 was 86 days compared with 76 at the end of fiscal year 2016. DSO and DIO at the end of fiscal year 2017 were 3 days higher and 6 days higher, respectively, than at the end of fiscal year 2016. DPO at the end of fiscal year 2017 was 1 day lower than at the end of fiscal year 2016.

•	Our inventory balance was $736.7 million at the end of fiscal year 2017, compared with $516.8 million at the end of fiscal year 2016. The increase in inventory was to meet current demand and expected future sales volume growth.

•	Our purchase commitments with contract manufacturers and suppliers were $309.1 million at the end of fiscal year 2017 and $334.0 million at the end of fiscal year 2016.

Subsequent Events

For details, see Part II, Item 8, Note 18, “Subsequent Events” in our notes to the consolidated financial statements in this Annual Report on Form 10-K.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2017, for example, refer to the fiscal year ended June 30, 2017.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to allowances for doubtful accounts and sales returns, inventory valuation, useful lives of property, plant and equipment, product warranty accruals, stock-based compensation, impairment of investments and long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

A summary of significant accounting policies is included in Part II, Item 8, Note 1, “Organization and Summary of Significant Accounting Policies” in our notes to the consolidated financial statements in this Annual Report on Form 10-K. Management believes the following are the most critical accounting policies and reflect the significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

Product sales. We recognize revenue from sales of products upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of our products to customers, unless customer acceptance is uncertain or significant obligations to the customer remain: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders and (iv) collectibility is reasonably assured.

We estimate reserves for future sales returns based on a review of our history of actual returns for each major product line. We also reduce revenue for customer and distributor programs and incentive offerings such as price protection and rebates as well as cooperative marketing arrangements where the fair value of the benefit identified from the costs cannot be reasonably estimated.

We may use distributors to sell products to end customers. Revenue from distributors may be recognized on sell-in or sell-through basis depending on the terms of the arrangement between the distributor and us.

Services sales. Our sale of services mainly consists of extended warranty and on-site services. These services are sold at the time of the sale of the underlying products. Revenue related to extended warranty commences upon the expiration of the standard warranty period and is recognized ratably over the contractual period. Revenue related to on-site services commences upon recognition of the product sale and is recognized ratably over the contractual period. These service contracts are typically one to five years in length. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Multiple-element arrangements. Certain of our arrangements contain multiple elements, consisting of both our products and services. Revenue allocated to each element is recognized when all the revenue recognition criteria are met for that element.

We allocate arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative estimated stand-alone selling prices. A deliverable qualifies as a separate unit of accounting when the delivered element has stand-alone value to the customer. The guidance establishes the following hierarchy to determine the relative estimated stand-alone selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) the vendor's best estimated selling price (“BESP”) if neither VSOE nor TPE are available. We do not have VSOE for deliverables in our arrangements, and TPE is generally not available because our products are highly differentiated, and we are unable to obtain reliable information on the products and pricing practices of our competitors. BESP reflects our estimate of what the selling price of a deliverable would be if it were sold regularly on a stand-alone basis.

As such, BESP is generally used to allocate the total arrangement consideration at the arrangement inception. We determine BESP for a product by considering multiple factors including, but not limited to, geographies, customer types, internal costs, gross margin objectives and pricing practices.

Product Warranties

We offer product warranties ranging from 15 to 39 months against any defective products. We accrue for estimated returns of defective products at the time revenue is recognized based on historical warranty experience and recent trends. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities and other long-term liabilities. We adjust the changes in estimates on an ongoing basis as a result of new product introductions or changes in unit volumes compared with our historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, and we account for the changes in estimates prospectively.

Inventories

Inventories are stated at weighted average cost, subject to lower of cost or market. Inventories consist of purchased parts and raw materials (principally components), work in process (principally products being assembled) and finished goods. Market value represents net realizable value for finished goods and work in process and replacement value for purchased parts and raw materials. We evaluate inventory on a quarterly basis for lower of cost or market and excess and obsolescence and, as necessary, write down the valuation of units based upon usage and sales, anticipated sales price, product obsolescence and other factors. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped.

We receive various rebate incentives from certain suppliers based on our contractual arrangements, including volume-based rebates. The rebates are recognized as a reduction of cost of inventories and reduces the cost of sales in the period when the related inventory is sold.

Income Taxes

We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net of operating loss carry-forwards and other tax credits measured by applying enacted tax laws related to the financial statement periods. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

We recognize tax liabilities for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related charge in our tax provision during the period in which we make such determination.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based awards made to employees, consultants and non-employee members of our Board of Directors including stock options and restricted stock units ("RSUs"). We are required to estimate the fair value of share-based awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of RSUs is based on the closing market price of our common stock on the date of grant. We estimated the fair value of stock options granted using a Black-Scholes option-pricing model and a single option award approach. This model requires us to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of our common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Variable Interest Entities

We determine at the inception of each arrangement whether an entity in which we hold an investment or in which we have other variable interests in is considered a variable interest entity ("VIE"). We consolidate VIEs when we are the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we assess whether any changes in the interest or relationship with the entity affect the determination of whether the entity is still a VIE and, if so, whether we are the primary beneficiary. If we are not the primary beneficiary in a VIE, we account for the investment under the equity method or cost method in accordance with the applicable GAAP.

We have concluded that Ablecom Technology, Inc. ("Ablecom") and its affiliate, Compuware Technology, Inc. ("Compuware") are VIEs in accordance with applicable accounting standards and guidance; however, we are not the primary beneficiary as we do not have the power to direct the activities that are most significant to the entities and therefore, we do not consolidate these entities. In performing this analysis, our management considered our explicit arrangements with Ablecom and Compuware, including the supplier arrangements. Also, as a result of the substantial related party relationships between us and these two companies, management considered whether any implicit arrangements exist that would cause us to protect those related parties’ interests from suffering losses. Management determined that no implicit arrangements exist with Ablecom, Compuware, or their shareholders.

We and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the “Management Company”) in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. We have concluded that the Management Company is a VIE, and although the operations of the Management Company are independent, through governance rights we have the power to direct the activities that are most significant to the Management Company. Therefore, we concluded that we are the primary beneficiary of the Management Company. For the fiscal years ended 2017, 2016 and 2015, the accounts of the Management Company have been consolidated with our accounts, and a noncontrolling interest has been recorded for Ablecom’s interests in the net assets and operations of the Management Company. In fiscal years 2017, 2016 and 2015, $(14,000), $20,000 and $(11,000) of net income (loss) attributable to Ablecom’s interest was included in our general and administrative expenses in the consolidated statements of operations, respectively.

Results of Operations

Net Sales

Net sales consist of sales of our server solutions, including server systems and related services, subsystems, accessories. The main factors that impact our net sales are the number of compute nodes sold, the average selling prices per node for our server system sales and units shipped and the average selling price per unit for our subsystem and accessories. The prices for our server systems range widely depending upon the configuration, including the number of compute nodes, and the prices for our subsystems and accessories vary based on the type. A compute node is a hardware configuration having its own CPU, RAM and storage and that is capable of running its own instance of a non-virtualized operating system. Measuring volume using compute nodes enables more consistent measurement across different server form factors and across different vendors. As with most electronics-based products, average selling prices typically are highest at the time of introduction of new products that utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products.

The following table presents net sales by product type for fiscal years 2017, 2016 and 2015 (dollars in millions):

	Fiscal Years Ended June 30,			2017 over 2016 Change		2016 over 2015 Change
	2017	2016	2015	$	%	$	%
Server systems	$1,740.6	$1,533.4	$1,186.3	$207.2	13.5%	$347.1	29.3%
Percentage of total net sales	70.0%	68.9%	60.7%
Subsystems and accessories	744.3	691.6	768.1	52.7	7.6%	(76.5)	(10.0)%
Percentage of total net sales	30.0%	31.1%	39.3%
Total net sales	$2,484.9	$2,225.0	$1,954.4	$259.9	11.7%	$270.6	13.8%

Fiscal Year 2017 compared with Fiscal Year 2016

The year-over-year increase of $259.9 million in our net sales in fiscal year 2017 compared with fiscal year 2016 was primarily due to an increase in sales of our server systems.

The year-over-year increase in server system sales was primarily due to an increase of average selling price per node from $2,902 in fiscal year 2016 to $3,118 in fiscal year 2017. The increase in average selling prices of our server systems was primarily due to higher sales of our complete server systems that offer higher density computing and more memory and hard drive capacity. The year-over-year increase in net sales of our subsystems and accessories in fiscal year 2017 was primarily due to higher sales of server accessories to our distributors.

Fiscal Year 2016 compared with Fiscal Year 2015

The year-over-year increase of $270.6 million in our net sales in fiscal year 2016 compared with fiscal year 2015 was due to an increase in sales of our server systems partially offset by reduced sales of subsystems.

The year-over-year increase in server system sales was primarily due to an approximately 15% increase in server system shipping volume and an increase of average selling price per node from $2,661 in fiscal year 2015 to $2,902 in fiscal year 2016. The increase in average selling prices of our server systems was primarily due to higher sales of our complete server systems that offer higher density computing and more memory and hard drive capacity. The year-over-year decrease in net sales of our subsystems and accessories in fiscal year 2016 was primarily due lower sales of hard drives and memory bundled with our server solutions to our distributors and system integrators as we continued to promote our sales of complete server systems to our OEM and direct customers.

The following table presents the percentages of net sales from products sold to distributors and OEMs and direct customers for fiscal years 2017, 2016 and 2015:

	Years Ended June 30,			2017 over 2016	2016 over 2015
	2017	2016	2015	%	%
Distributors	47.8%	45.8%	49.6%	2%	(3.8)%
OEMs and direct customers	52.2%	54.2%	50.4%	(2)%	3.8%
Total net sales	100.0%	100.0%	100.0%

Fiscal Year 2017 compared with Fiscal Year 2016

The year-over-year increase in net sales to distributors in fiscal year 2017 as a percentage of total net sales as compared with fiscal year 2016 was primarily due to the higher sales to our system integrator customers. The year-over-year decrease in net sales to direct and OEM customers in fiscal year 2017 as a percentage of total net sales as compared with fiscal year 2016 was primarily due to lower demand for our complete server systems from cloud computing and internet data center customers.

Fiscal Year 2016 compared with Fiscal Year 2015

The year-over-year decrease in net sales to distributors in fiscal year 2016 as a percentage of total net sales as compared with fiscal year 2015 was primarily due to the lower sales of our subsystem and accessories, which are typically sold through distributors. The year-over-year increase in net sales to direct and OEM customers in fiscal year 2016 as a percentage of total net sales as compared with fiscal year 2015 was primarily due to the higher sales of our complete server systems to our cloud computing and internet data center customers.

The following table presents percentages of net sales by geographic region for fiscal years 2017, 2016 and 2015:

	Years Ended June 30,			2017 over 2016	2016 over 2015
	2017	2016	2015	%	%
United States	57.2%	63.3%	58.8%	(6.1)%	4.5%
Asia	20.2%	14.4%	16.0%	5.8%	(1.6)%
Europe	18.3%	17.4%	18.8%	0.9%	(1.4)%
Others	4.3%	4.9%	6.4%	(0.6)%	(1.5)%
Total net sales	100.0%	100.0%	100.0%

Fiscal Year 2017 compared with Fiscal Year 2016

The year-over-year decrease in net sales in the United States in fiscal year 2017 was primarily due to the lower sales of our server systems to our cloud computing and internet data center customers. As a result, our United States sales as a percentage of total net sales decreased in fiscal year 2017 compared with fiscal year 2016. The year-over-year increase in net sales in Asia and Europe in fiscal 2017 as a percentage of total net sales as compared with fiscal year 2016 was due primarily to increased sales to our channel partners in China, Taiwan, Japan and the United Kingdom.

Fiscal Year 2016 compared with Fiscal Year 2015

The year-over-year increase in net sales in the United States in fiscal year 2016 as a percentage of total net sales as compared with fiscal year 2015 was primarily due to the higher sales of our server systems to our cloud computing and internet data center customers, which sales represent a higher portion of sales in the United States than in other regions. The year-over-year decrease in net sales in Asia and Europe in fiscal year 2016 as a percentage of total net sales as compared with fiscal year

2015 was primarily due to lower sales growth of our server systems in China and the United Kingdom as compared to other regions.

Cost of Sales and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolescence provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include raw material costs, shipping costs and salary and benefits related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change in the cost of materials based on market conditions. As a result, our cost of sales as a percentage of sales in any period can be negatively impacted by significant component price increases resulting from component shortages.

We use several suppliers and contract manufacturers to design and manufacture components in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During fiscal year 2017, we continued to increase manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 11.1%, 12.8% and 13.8% of our cost of sales for fiscal years 2017, 2016 and 2015, respectively. For further details on our dealings with related parties, see Part II, Item 8, Note 11, “Related Party Transactions.”

Cost of sales and gross margin for fiscal years 2017, 2016 and 2015, are as follows (dollars in millions):

	Years Ended June 30,			2017 over 2016 Change		2016 over 2015 Change
	2017	2016	2015	$	%	$	%
Cost of sales	$2,135.0	$1,894.5	$1,647.8	$240.5	12.7%	$246.7	15.0%
Gross profit	350.0	330.5	306.6	19.5	5.9%	23.9	7.8%
Gross margin	14.1%	14.9%	15.7%		(0.8)%		(0.8)%

Fiscal Year 2017 compared with Fiscal Year 2016

The year-over-year increase of $240.5 million in cost of sales in fiscal year 2017 compared with fiscal year 2016 was primarily attributable to an increase of $225.1 million in product cost as related to the increase in net sales and shortages of memory and SSD components, an increase of $6.3 million in inventory provision primarily due to an increase in aged inventory and an increase in reserves for specific product issues, an increase of $4.4 million in warranty provision due to higher cost of servicing warranty claims from increased net sales in fiscal year 2017, and an increase of $4.2 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and an increase of 81 operations personnel to support the growth of our business.

The year-over-year decrease in the gross margin percentage in fiscal year 2017 compared with fiscal year 2016 was primarily due to higher costs related to shortages of memory and SSD components, as well as a higher percentage of sales of our server systems being comprised of mature, late life cycle processors that generally are lower margin sales. In addition, in fiscal year 2017 as compared with fiscal year 2016, we had higher sales in Asia where pricing is typically more competitive, which had a negative impact on our gross margin percentage.

Fiscal Year 2016 compared with Fiscal Year 2015

The year-over-year increase of $246.7 million in cost of sales in fiscal year 2016 compared with fiscal year 2015 was primarily attributable to an increase of $222.2 million in product cost as related to the increase in net sales, an increase of $9.1 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and an increase of 137 operations personnel to support the growth of our business, an increase of $4.7 million in facility expense, an increase of $3.5 million in inventory provision due to more reserves for specific products, an increase of $1.7 million in warranty provision due to higher cost of servicing warranty claims from increased net sales in fiscal year 2016 and an increase of $1.6 million of depreciation expenses.

The year-over-year decrease in the gross margin percentage in fiscal year 2016 compared with fiscal year 2015 was primarily due to significantly lower gross margins from sales of our subsystem and accessories and lower utilization of manufacturing capacity partially offset by higher sales of our complete server systems such as storage servers which have a higher gross margin.

Operating Expenses

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

Operating expenses for fiscal years 2017, 2016 and 2015 are as follows (dollars in millions):

	Years Ended June 30,			2017 over 2016 Change		2016 over 2015 Change
	2017	2016	2015	$	%	$	%
Research and development	$144.0	$124.2	$101.4	$19.8	15.9%	$22.8	22.5%
Percentage of total net sales	5.8%	5.6%	5.2%
Sales and marketing	$66.4	$58.3	$47.5	$8.1	13.9%	$10.8	22.7%
Percentage of total net sales	2.7%	2.6%	2.4%
General and administrative	$44.7	$40.5	$25.0	$4.2	10.4%	$15.5	62.0%
Percentage of total net sales	1.8%	1.8%	1.3%
Total operating expenses	$255.1	$223.0	$173.9	$32.1	14.4%	$49.1	28.2%
Percentage of total net sales	10.3%	10.0%	8.9%

Fiscal Year 2017 compared with Fiscal Year 2016

Research and development expenses increased by $19.8 million, or 15.9% in fiscal year 2017 as compared with fiscal year 2016 primarily due to an increase of $21.0 million in compensation and benefits expense, including stock-based compensation expense and an increase of $1.4 million in product development expenses for prototype materials. The increase was partially offset by an increase of $3.4 million reimbursement received for certain research and development costs that we incur as part of the joint development of our and our suppliers’ and customers’ products. Our compensation and benefit expense increased primarily as a result of an increase in annual salaries and an increase of 168 research and development personnel to support our expanded product development initiatives in the United States and in Taiwan and to support the growth of our business.

Sales and marketing expenses increased by $8.1 million, or 13.9%, in fiscal year 2017 as compared with fiscal year 2016 primarily due to an increase of $4.8 million in compensation and benefits, including stock-based compensation, as a result of an increase in annual salaries and an increase of 47 sales and marketing personnel, and an increase of $1.5 million in advertising and promotion expenses.

General and administrative expenses increased by $4.2 million, or 10.4% in fiscal year 2017 as compared with fiscal year 2016. The increase was primarily due to an increase of $7.1 million in compensation and benefits including stock-based compensation expense, partially offset by a $2.4 million decrease in legal and professional fees. Our compensation and benefit expense in general and administrative expenses increased primarily as a result of an increase in annual salaries and an increase of 45 personnel to support our expanded business.

Fiscal Year 2016 compared with Fiscal Year 2015

Research and development expenses increased by $22.8 million, or 22.5% in fiscal year 2016 compared with fiscal year 2015 primarily due to an increase of $18.1 million in compensation and benefits, including stock-based compensation expense and an increase of $3.3 million in development expenses for prototype materials. Our compensation and benefit expense increased primarily as a result of an increase in annual salaries and an increase of 146 research and development personnel to support our expanded product development initiatives in the United States and in Taiwan and to support the growth of our business in many market verticals.

Sales and marketing expenses increased by $10.8 million, or 22.7%, in fiscal year 2016 as compared with fiscal year 2015 primarily due to an increase of $7.4 million in compensation and benefits, including stock-based compensation as a result of an increase in annual salaries and an increase of 42 sales and marketing personnel, and an increase of $2.5 million in advertising and promotion expenses.

General and administrative expenses increased by $15.5 million, or 62.0% in fiscal year 2016 as compared with fiscal year 2015. The increase was primarily due to an increase of $9.8 million in compensation and benefits including stock-based compensation expense, an increase of $4.8 million increase in legal, audit and accounting fees primarily due to costs incurred in connection with an out of period correction of errors in the first quarter of fiscal year 2016 and remediation of internal control deficiencies and an increase of $1.1 million in bad debt expenses. Our compensation and benefit expense in general and administrative expenses increased primarily as a result of an increase in annual salaries and an increase of 83 personnel to support our expanded business.

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances, share of loss from equity investee and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other income (expense), net for fiscal years 2017, 2016 and 2015 are as follows (dollars in millions):

	Years Ended June 30,			2017 over 2016 Change		2016 over 2015 Change
	2017	2016	2015	$	%	$	%
Other income (expense), net	$(1.3)	$1.5	$1.0	$(2.8)	(186.7)%	$0.5	50.0%
Interest expense	(2.3)	(1.6)	(1.0)	(0.7)	43.8%	(0.6)	60.0%
Interest and other income (expense), net	$(3.6)	$(0.1)	$—	$(3.5)	*	$(0.1)	*
* Not meaningful

Interest and other income (expense), net. Interest and other income (expense), net increased by $3.5 million in fiscal year 2017 compared with fiscal year 2016. The increase was primarily due to an unrealized foreign currency loss related the remeasurement of our NTD$700.0 million term loan denominated in NTD. Interest and other expense, net remained consistent in fiscal year 2016 as compared with fiscal year 2015.

Provision for Income Taxes

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, primarily the United States, Taiwan and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits and the domestic production activities deduction which were partially offset by state taxes and unrecognized tax benefits related to permanent establishment exposures. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Part II, Item 8, Note 13, “Income Taxes” to the consolidated financial statements in this Annual Report on Form 10-K.

Provision for income taxes and effective tax rates for fiscal years 2017, 2016 and 2015 are as follows (dollars in millions):

	Years Ended June 30,			2017 over 2016 Change		2016 over 2015 Change
	2017	2016	2015	$	%	$	%
Income tax provision	$24.4	$35.3	$40.1	$(10.9)	(30.9)%	$(4.8)	(12.0)%
Percentage of total net sales	1.0%	1.6%	2.1%
Effective tax rate	26.8%	32.9%	30.2%

Fiscal Year 2017 compared with Fiscal Year 2016

Provision for income taxes decreased by $10.9 million, or 30.9% in fiscal year 2017 compared with fiscal year 2016. The lower income tax provision for fiscal year 2017 was primarily attributable to our lower income from operations as compared with fiscal year 2016. The effective tax rate for fiscal year 2017, was lower than in fiscal year 2016 and the statutory tax rate of 35%, primarily due to tax benefits resulting from the completion of U.S. federal income tax audit and an income tax audit in a foreign jurisdiction as well as research and development tax credit and domestic production activities deductions.

Fiscal Year 2016 compared with Fiscal Year 2015

Provision for income taxes decreased by $4.8 million, or 12.0% in fiscal year 2016 compared with fiscal year 2015. The lower income tax provision for fiscal year 2016 was primarily attributable to our lower operating income as compared with fiscal year 2015. The effective tax rate for fiscal year 2016 was higher as compared with fiscal year 2015 primarily due to the lower foreign rate benefits and foreign unrecognized tax benefits offset in part by the increase in federal research and development credit as a result of the enactment of the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations and from the proceeds of our initial public offering. In addition, we have, from time to time, utilized borrowing facilities, particularly in relation to the financing of real property acquisitions. Our cash and cash equivalents were $110.6 million and $178.8 million as of June 30, 2017 and 2016, respectively. Our cash in foreign locations was $50.8 million and $46.5 million as of June 30, 2017 and 2016, respectively. It is management's intention to reinvest the undistributed foreign earnings indefinitely in foreign operations. We believe that our current cash and cash equivalents are adequate to meet our needs, including any debt balances due at maturity, for the next twelve months from the issuance of these consolidated financial statements.

Fiscal Year 2017

Operating Activities. Net cash used in operating activities was $96.2 million in fiscal year 2017.

Net cash used in our operating activities for fiscal year 2017 was primarily due to an increase in inventories of $235.6 million and an increase in accounts receivable of $149.5 million, which were partially offset by an increase in accounts payable of $135.3 million, our net income of $66.9 million, an increase in accrued liabilities of $27.6 million, stock-based compensation expense of $19.7 million, an increase in other long term liabilities of $17.9 million, provision for excess and obsolete inventories of $15.7 million, and depreciation and amortization expense of $16.4 million. The increase in accounts receivable was primarily due to higher sales volume in the fourth quarter of fiscal year 2017. The increase in inventories and accounts payable was primarily due to increased sales as well as increased market prices for inventories related to memory and SSD components. In addition, we staged inventory to support new product launches.

Investing activities. Net cash used in our investing activities was $29.7 million in fiscal year 2017 due primarily to $29.4 million associated with investments in property, plant and equipment, of which $16.1 million was related to the construction of buildings at our Green Computing Park in San Jose, California.

Financing activities. Net cash provided by our financing activities was $57.7 million for fiscal year 2017. In fiscal year 2017, we drew down $207.0 million on our revolving credit facility with Bank of America and CTBC Bank and repaid $140.5 million in loans. We received $10.9 million in connection with the exercise of stock options in fiscal year 2017. Further, we used $18.5 million in the repurchase of our outstanding common stock.

Fiscal Year 2016

Operating Activities. Net cash provided by operating activities was $108.0 million for fiscal year 2016. Net cash provided by our operating activities for fiscal year 2016 was primarily due to our net income of $72.1 million, a decrease in accounts receivable of $53.6 million, an increase in other long term liabilities of $20.0 million, stock-based compensation expense of $16.9 million, depreciation and amortization expense of $13.3 million, provision for excess and obsolete inventories of $9.4 million and an increase in accrued liabilities of $12.9 million, which were partially offset by a decrease in accounts payable of $65.8 million and an increase in prepaid expenses and other current assets of $23.5 million. The decrease for fiscal year 2016 as compared with fiscal year 2015 in accounts receivable was primarily due to lower sales volume in the fourth quarter of fiscal year 2016. The decrease for fiscal year 2016 as compared with fiscal year 2015 in inventories and accounts payable was primarily due to anticipated lower sales volume in the first quarter of fiscal year 2017.

Investing activities. Net cash used in our investing activities was $35.1 million in fiscal year 2016, which was primarily due to $34.1 million associated with investments in property, plant and equipment, of which $16.7 million was related to the construction of buildings at our Green Computing Park in San Jose, California, and of which $3.4 million was related to the implementation of a new ERP system for our United States headquarters and our subsidiaries.

Financing activities. Net cash provided by our financing activities was $13.1 million for fiscal year 2016. In fiscal year 2016, we drew down $34.2 million on our revolving lines of credit with Bank of America and CTBC Bank and repaid $34.1 million in loans. Further, we received $12.2 million in connection with the exercise of stock options in fiscal year 2016.

Fiscal Year 2015

Operating Activities. Net cash used in operating activities was $46.1 million for fiscal year 2015. Net cash used in our operating activities for fiscal year 2015 was primarily due to an increase in inventories of $177.6 million and an increase in accounts receivable of $78.2 million, which were partially offset by our net income of $92.6 million, an increase in accounts payable of $81.7 million, stock-based compensation expense of $14.4 million, an increase in net income taxes payable of $9.0 million, an increase in accrued liabilities of $13.9 million, depreciation and amortization expense of $8.1 million, increase in other long-term liabilities of $7.7 million and provision for excess and obsolete inventories of $5.9 million. The increase in accounts receivable was primarily due to an increase in our sales late in the fourth quarter. The increase in inventories and accounts payable was primarily due to higher purchases to support the anticipated level of growth in our net sales in fiscal year 2016.

Investing activities. Net cash used in our investing activities was $36.2 million in fiscal year 2015, which was primary due to a $35.1 million investment in property, plant and equipment, of which $21.8 million related to the development and construction of our first manufacturing building and warehouse at our Green Computing Park in San Jose, California, which was completed in August 2015, and of which $4.8 million related to the implementation of a new ERP system.

Financing activities. Net cash provided by our financing activities was $80.0 million for fiscal year 2015. In fiscal year 2015, we drew down $84.9 million on our revolving line of credit from Bank of America and CTBC Bank and repaid $36.0 million in loans. Further, we received $23.3 million in connection with the exercise of stock options in fiscal year 2015.

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

2016 Bank of America Credit Facility

In June 2016, we entered into a new credit agreement with Bank of America, which provided for (i) a $55.0 million revolving line of credit facility including a $5.0 million letter of credit sublimit that was to mature on June 30, 2017 and (ii) a five-year $50.0 million term loan facility (collectively, the “2016 Bank of America Credit Facility”). The 2016 Bank of America Credit Facility replaced the 2015 Bank of America Credit Facility. The 2016 Bank of America Credit Facility term loan is secured by seven buildings located in San Jose, California and the property, plant and equipment and the inventory in those buildings. The principal and interest of the 2016 Bank of America Credit Facility term loan are payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum. The interest rate for the 2016 Bank of America Credit Facility revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 1.04% at June 30, 2017. The letter of credit bears interest at a rate of 1.25% per annum. In May 2017, we entered into an amendment to the 2016 Bank of America Credit Facility to increase the revolving line of credit to $85.0 million and extended the maturity date of the revolving lines of credit to October 31, 2018. Prior to the maturity, in April 2018, we repaid and terminated the 2016 Bank of America Credit Facility with proceeds from a new revolving line of credit (the "2018 Bank of America Credit Facility").

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

As of June 30, 2017 and 2016, the total outstanding borrowings under the 2016 Bank of America Credit Facility term loans was $40.0 million and $0.9 million, respectively. The total outstanding borrowings under the 2016 Bank of America Credit Facility revolving lines of credit was $83.2 million and $62.2 million as of June 30, 2017 and 2016, respectively. The interest rates for these loans ranged from 1.61% to 2.46% per annum as of June 30, 2017 and from 1.02% to 1.96% per annum as of June 30, 2016, respectively. As of June 30, 2017, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $21.8 million. As of June 30, 2017, assets amounting to $1,168.6 million collateralized the line of credit with Bank of America under the credit agreement, which represent our total assets of the United States headquarters, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of June 30, 2017, total assets collateralizing the term loan with Bank of America under the credit agreement were $67.9 million.

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

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in Taiwanese dollars and remeasured into U.S. dollars of $19.7 million and $20.4 million at June 30, 2017 and 2016, respectively. At June 30, 2017 and 2016, the total outstanding borrowings under the CTBC Credit Facility revolving line of credit was $19.0 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.93% and 2.00% at June 30, 2017 and 0.90% and 1.25% per annum at June 30, 2016. At June 30, 2017, the amount available for future borrowing under the CTBC Credit Facility was $11.3 million. As of June 30, 2017, the net book value of land and building located in Bade, Taiwan collateralizing the CTBC Credit Facility term loan was $26.4 million. Under the terms of the May 2017 renewed credit agreement, the CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity we entered into a new credit agreement with CTBC Bank in January 2018.

In January 2018, we entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD$700.0 million or $23.6 million U.S. dollar equivalent term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month line of guarantee up to NTD$100.0 million or $3.4 million U.S. dollar equivalent with an annual fee equal to 0.5% per annum, and (ii) a 12-month NTD$1,500.0 million or $50.5 million U.S. dollar equivalent term loan facility with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, (collectively, the “2018 CTBC Credit Facility”). The 2018 CTBC Credit Facility replaced the CTBC Credit Facility. The total borrowings allowed under the 2018 CTBC Credit Facility was initially capped at $50.0 million and in August 2018, was reduced to $40.0 million. In April 2019, we extended the maturity of 2018 CTBC Credit Facility to June 30, 2019.

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

Share Repurchase Program

In July 2016, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100.0 million of our common stock in the open market or in private transactions during the next twelve months at prevailing market prices. In fiscal year 2017, we purchased 888,097 shares of our common stock in the open market at a weighted average price of $20.79 per share for approximately $18.5 million. Repurchases were made under the program using our cash resources. The repurchase program ended in July 2017.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2017:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases	$4,844	$8,505	$3,605	$3,951	$20,905
Capital leases, including interest	309	433	140	—	882
Debt, including interest (1)	163,823	—	—	—	163,823
Purchase commitments (2)	309,120	—	—	—	309,120
Total (3)	$478,096	$8,938	$3,745	$3,951	$494,730

__________________________

(1)
Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rate at June 30, 2017. In 2018, we amended our existing credit agreement with CTBC Bank, which changed our maximum borrowing capacity to $40.0 million and in January 2019 extended the maturity to June 30, 2019. In April 2018, we repaid and terminated the 2016 Bank of America Credit Facility with proceeds from the 2018 Bank of America Credit Facility. The 2018 Bank of America Credit Facility increases our borrowing capacity from $155.0 million to $250.0 million with Bank of America. In January 2019, we extended the maturity of the 2018 Bank of America Credit Facility from April 19, 2019 to June 30, 2019.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. See Part II, Item 8, Note 14, “Commitments and Contingencies” to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue of $80.5 million, $6.3 million of deferred gain related to our remaining performance obligations in association with the contribution of certain technology rights to a privately-held company located in China, and unrecognized tax benefits and related interest and penalties accrual of $13.3 million.

Deferred revenue represents billed services in advance which include extended warranty, on-site technical support, and hardware and software maintenance. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Part II, Item 8, Note 13, “Income Taxes” to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of income taxes.

We expect to fund our remaining contractual obligations from our ongoing operations and existing cash and cash equivalents on hand.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Part II, Item 8, Note 1, “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our long-term investments include auction rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2017, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.93% to 2.46% at June 30, 2017 and 0.90% to 1.96% at June 30, 2016. Based on the outstanding principal indebtedness of $161.4 million under our credit facilities as of June 30, 2017, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for fiscal years 2017, 2016 and 2015 was $(1.3) million, $1.3 million and $0.8 million, respectively.

Item 8.        Financial Statements and Supplementary Data

*The consolidated financial statements for the fiscal years ended June 30, 2016 and 2015 have been restated as further discussed in Note 19, "Restatement of Previously Issued Consolidated Financial Statements."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Super Micro Computer, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the consolidated financial statements, the accompanying 2016 and 2015 consolidated financial statements have been restated to correct misstatements.

As discussed in Note 11 to the consolidated financial statements, the Company has significant purchases from and sales to two related parties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 16, 2019 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
San Jose, California
May 16, 2019

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2017	2016
		(As Restated- see Note 19)
ASSETS
Current assets:
Cash and cash equivalents	$110,606	$178,820
Accounts receivable, net of allowances of $2,699 and $2,413 at June 30, 2017 and 2016, respectively (including amounts receivable from related parties of $6,877 and $49 at June 30, 2017 and 2016, respectively)	324,004	174,933
Inventories	736,668	516,807
Prepaid income taxes	675	4,341
Prepaid expenses and other current assets (including receivables from related parties of $13,327 and $9,622 at June 30, 2017 and 2016, respectively)	89,213	79,427
Total current assets	1,261,166	954,328
Investment in equity investee	6,067	—
Long-term investments	2,625	2,643
Property, plant and equipment, net	195,576	187,949
Deferred income taxes, net	39,119	33,678
Other assets	10,577	12,885
Total assets	$1,515,130	$1,191,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $55,928 and $44,941 at June 30, 2017 and 2016, respectively)	$396,895	$267,391
Accrued liabilities (including amounts due to related parties of $8,450 and $5,354 at June 30, 2017 and 2016, respectively)	112,824	83,596
Income taxes payable	1,364	5,054
Short-term debt and current portion of long-term debt, net of debt issuance costs	161,447	53,589
Total current liabilities	672,530	409,630
Long-term debt	—	40,000
Other long-term liabilities (including related party balance of $4,900 and $0 at June 30, 2017 and 2016, respectively)	68,754	45,200
Total liabilities	741,284	494,830
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 50,273,527 and 48,999,717 at June 30, 2017 and 2016, respectively	308,271	279,465
Treasury stock (at cost), 1,333,125 and 445,028 shares at June 30, 2017 and 2016, respectively	(20,491)	(2,030)
Accumulated other comprehensive loss	(77)	(85)
Retained earnings	485,973	419,119
Total Super Micro Computer, Inc. stockholders’ equity	773,676	696,469
Noncontrolling interest	170	184
Total stockholders’ equity	773,846	696,653
Total liabilities and stockholders’ equity	$1,515,130	$1,191,483

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2017	2016	2015
		(As Restated- see Note 19)	(As Restated- see Note 19)
Net sales (including related party sales of $33,821, $29,110 and $47,684 in fiscal years 2017, 2016 and 2015, respectively)	$2,484,929	$2,225,022	$1,954,353
Cost of sales (including related party purchases of $236,062, $242,638 and $227,661 in fiscal years 2017, 2016 and 2015, respectively)	2,134,971	1,894,521	1,647,769
Gross profit	349,958	330,501	306,584
Operating expenses:
Research and development	143,992	124,223	101,402
Sales and marketing	66,445	58,338	47,496
General and administrative	44,646	40,449	25,040
Total operating expenses	255,083	223,010	173,938
Income from operations	94,875	107,491	132,646
Other income (expense), net	(1,287)	1,507	956
Interest expense	(2,300)	(1,594)	(965)
Income before income tax provision	91,288	107,404	132,637
Income tax provision	24,434	35,323	40,082
Net income	$66,854	$72,081	$92,555
Net income per common share:
Basic	$1.38	$1.50	$1.99
Diluted	$1.29	$1.39	$1.85
Weighted-average shares used in calculation of net income per common share:
Basic	48,383	47,917	46,434
Diluted	51,679	51,836	50,094

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2017	2016	2015
		(As Restated- see Note 19)	(As Restated- see Note 19)
Net income	$66,854	$72,081	$92,555
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	19	(10)	(9)
Unrealized gains (losses) on investments	(11)	5	(8)
Total other comprehensive income (loss)	8	(5)	(17)
Total comprehensive income	$66,862	$72,076	$92,538

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2014 (As previously reported)	45,739,936	$199,062	(445,028)	$(2,030)	$(63)	$272,087	$175	$469,231
Cumulative restatement adjustments	—	531	—	—	—	(17,604)	—	(17,073)
Balance at June 30, 2014 (As Restated- see Note 19)	45,739,936	199,593	(445,028)	(2,030)	(63)	254,483	175	452,158
Exercise of stock options, net of taxes	2,124,401	23,338	—	—	—	—	—	23,338
Release of common stock shares upon vesting of restricted stock units	14,685	—	—	—	—	—	—	—
Shares withheld for the withholding on vesting of restricted stock units	(5,278)	(175)	—	—	—	—	—	(175)
Stock-based compensation (As Restated- see Note 19)	—	14,436	—	—	—	—	—	14,436
Tax benefit resulting from stock option and restricted stock unit transactions (As Restated- see Note 19)	—	11,301	—	—	—	—	—	11,301
Unrealized loss on investments	—	—	—	—	(8)	—	—	(8)
Foreign currency translation loss	—	—	—	—	(9)	—	—	(9)
Net income (loss) (As Restated- see Note 19)	—	—	—	—	—	92,555	(11)	92,544
Balance at June 30, 2015 (As Restated- see Note 19)	47,873,744	248,493	(445,028)	(2,030)	(80)	347,038	164	593,585
Exercise of stock options, net of taxes	1,013,430	12,186	—	—	—	—	—	12,186
Release of common stock shares upon vesting of restricted stock units	177,707	—	—	—	—	—	—	—
Shares withheld for the withholding on vesting of restricted stock units	(65,164)	(1,786)	—	—	—	—	—	(1,786)
Stock-based compensation (As Restated- see Note 19)	—	16,930	—	—	—	—	—	16,930
Tax benefit resulting from stock option and restricted stock unit transactions (As Restated- see Note 19)	—	3,642	—	—	—	—	—	3,642
Unrealized gain on investments	—	—	—	—	5	—	—	5
Foreign currency translation loss	—	—	—	—	(10)	—	—	(10)
Net income (As Restated- see Note 19)	—	—	—	—	—	72,081	20	72,101
Balance at June 30, 2016 (As Restated- see Note 19)	48,999,717	279,465	(445,028)	(2,030)	(85)	419,119	184	696,653
Exercise of stock options, net of taxes	1,007,065	10,878	—	—	—	—	—	10,878
Release of common stock shares upon vesting of restricted stock units	411,739	—	—	—	—	—	—	—
Shares withheld for the withholding on vesting of restricted stock units	(144,994)	(3,554)	—	—	—	—	—	(3,554)
Purchase of treasury stock	—	—	(888,097)	(18,461)	—	—	—	(18,461)
Stock-based compensation	—	19,665	—	—	—	—	—	19,665
Tax benefit resulting from stock option and restricted stock unit transactions	—	1,817	—	—	—	—	—	1,817
Unrealized loss on investments	—	—	—	—	(11)	—	—	(11)
Foreign currency translation gain	—	—	—	—	19	—	—	19
Net income (loss)	—	—	—	—	—	66,854	(14)	66,840
Balance at June 30, 2017	50,273,527	$308,271	(1,333,125)	$(20,491)	$(77)	$485,973	$170	$773,846
See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2017	2016	2015
		(As Restated- see Note 19)	(As Restated- see Note 19)
OPERATING ACTIVITIES:
Net income	$66,854	$72,081	$92,555
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,357	13,282	8,094
Stock-based compensation expense	19,665	16,930	14,436
Excess tax benefits from stock-based compensation	(2,310)	(2,812)	(8,046)
Allowance for doubtful accounts	334	1,216	80
Provision for excess and obsolete inventories	15,729	9,384	5,930
Share of loss from equity investee	303	—	—
Foreign currency exchange loss (gain)	1,274	(1,339)	(830)
Deferred income taxes, net	(5,434)	(5,212)	(3,576)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(6,828), $80, and $492 in fiscal years 2017, 2016, and 2015, respectively)	(149,455)	53,575	(78,186)
Inventories	(235,590)	7,709	(177,557)
Prepaid expenses and other assets (including changes in related party balances of $(3,705), $652, and $(10,274) in fiscal years 2017, 2016, and 2015, respectively)	(2,856)	(23,539)	(11,326)
Accounts payable (including changes in related party balances of $10,987, $(21,887), and $22,188 in fiscal years 2017, 2016, and 2015, respectively)	135,320	(65,835)	81,701
Income taxes payable	(1,873)	(386)	8,979
Accrued liabilities (including changes in related party balances of $3,096, $(340), and $1,364 in fiscal years 2017, 2016, and 2015, respectively)	27,555	12,911	13,893
Other long-term liabilities (including changes in related party balances of $4,900, $0, and $0 in fiscal years 2017, 2016, and 2015, respectively)	17,939	20,022	7,728
Net cash provided by (used in) operating activities	(96,188)	107,987	(46,125)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $(4,570), $(4,641), and $(4,070) in fiscal years 2017, 2016, and 2015, respectively)	(29,365)	(34,108)	(35,100)
Change in restricted cash	(340)	(1,020)	(416)
Investment in a privately held company	—	—	(661)
Net cash used in investing activities	(29,705)	(35,128)	(36,177)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	207,029	34,200	84,900
Repayment of debt	(140,452)	(34,100)	(36,000)
Payments to acquire treasury stock	(18,461)	—	—
Proceeds from exercise of stock options	10,878	12,186	23,338
Excess tax benefits from stock-based compensation	2,310	2,812	8,046
Payments of obligations under capital leases	(253)	(189)	(134)
Advances (payments) under receivable financing arrangements	227	(21)	33
Payment of withholding tax on vesting of restricted stock units	(3,554)	(1,786)	(175)
Net cash provided by financing activities	57,724	13,102	80,008
Effect of exchange rate fluctuations on cash	(45)	(61)	(268)
Net increase (decrease) in cash and cash equivalents	(68,214)	85,900	(2,562)
Cash and cash equivalents at beginning of year	178,820	92,920	95,482
Cash and cash equivalents at end of year	$110,606	$178,820	$92,920
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,082	$1,632	$933
Cash paid for taxes, net of refunds	$30,809	$36,951	$30,671
Non-cash investing and financing activities:
Equipment purchased under capital leases	$314	$299	$442
Unpaid property, plant and equipment purchases (including due to related parties of $1,168, $2,246 and$724 as of June 30, 2017, 2016 and 2015, respectively)	$5,056	$10,849	$7,062
Contribution of certain technology rights to equity investee	$7,000	$—	$—
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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements of Super Micro Computer include the accounts of Super Micro Computer and entities consolidated under the variable interest model or the voting interest model. Noncontrolling interests are not presented separately in the consolidated statements of operations, and consolidated statements of comprehensive income as the amounts are immaterial. All intercompany accounts and transactions of Super Micro Computer and its consolidated entities (collectively, the "Company") have been eliminated in consolidation. Equity investments for which the Company is able to exercise significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments for which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Periodically, the Company has generated negative cash flows from operations and has financed its operations through working capital debt. Management believes that the Company’s current cash and cash equivalents are adequate to meet its needs, including any debt balances due at maturity, for the next twelve months from the issuance of these consolidated financial statements.

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

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value, which is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly arms-length transaction between market participants. When measuring fair value, the Company takes into account the characteristics of the asset or liability that a market participant would consider when pricing the asset or liability at the measurement date. The Company considers one or more techniques for measuring fair value: market approach, income approach, and cost approach. The valuation techniques include inputs that are based on three different levels of observability to the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Cash equivalents, certificates of deposits and long-term investments are carried at fair value. Short-term and long-term debt is carried at amortized cost, which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and certificates of deposits with original maturities of less than three months.

Long-term Investments

The Company classifies its long-term investments in auction rate securities ("auction rate securities") as non-current available-for-sale investments. Auction rate securities consist of municipal securities. The discounted cash flow model is used to estimate the fair value of the auction rate securities. These investments are recorded in the consolidated balance sheets at fair value. Unrealized gains and losses on these investments are included as a component of accumulated other comprehensive loss, net of tax.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Purchased software	3 to 5 years
Machinery and equipment	3 to 7 years
Furniture and fixtures	5 years
Buildings	39 years
Building improvements	Up to 20 years
Land improvements	15 years
Leasehold improvements	Shorter of lease term or estimated useful life

For assets acquired and financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as property, plant and equipment with the corresponding amount recorded as a capital lease obligation, and the amortization is computed on a straight-line basis over the shorter of the lease term or estimated useful life.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the fair value of the asset compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

Investments in Equity Securities

The Company has an investment in a privately-held company, which is discussed in Note 7, "Investment in a Corporate Venture." Investments in equity securities that do not have a readily determinable fair value are accounted for under the cost method when the Company does not have significant influence over the investee. Adjustments are made to the cost of the investments when performance indicators suggest that the investment is impaired. Dividends received are recorded to other income (expense), net. Investments in equity securities are accounted for using the equity method when the Company has significant influence over the investee. Adjustments are made to the investment for any earnings or losses incurred and are recorded in other income (expense), net. Dividends are considered a return of capital that reduces the cost of the investment.

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

The Company estimates and reserves for future sales returns based on a review of its history of actual returns for each major product line. The Company also reduces revenue for customer and distributor programs and incentive offerings such as price protection and rebates as well as cooperative marketing arrangements where the fair value of the benefit identified from the costs cannot be reasonably estimated.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As such, BESP is generally used to allocate the total arrangement consideration at the arrangement inception. The Company determines BESP for a product by considering multiple factors including, but not limited to, geographies, customer types, internal costs, gross margin objectives and pricing practices.

Allowances for Doubtful Accounts

Customers are subjected to a credit review process that evaluates each customer’s financial position and ability to pay. On a quarterly basis, the Company makes estimates of its uncollectible accounts receivable by analyzing the aging of accounts receivable, history of bad debts, customer concentrations, customer-credit-worthiness, and current economic trends to evaluate the adequacy of the allowance for doubtful accounts. The Company's provision for bad debt was $0.3 million, $1.2 million and $0.1 million in fiscal years 2017, 2016 and 2015, respectively.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and provision for lower of cost or market and excess and obsolete inventory.

Product Warranties

The Company offers product warranties ranging from 15 to 39 months against any defective products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical warranty experience and recent trends. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities and other long-term liabilities. The Company adjusts its changes in estimates on an ongoing basis as a result of new product introductions or changes in unit volumes compared with its historical experience, or if the cost of servicing warranty claims is greater or lesser than expected, and the Company accounts for the changes in estimates prospectively. The following table presents for the fiscal years ended June 30, 2017, 2016 and 2015, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities and other long-term liabilities (in thousands):

	Years Ended June 30,
	2017	2016	2015
Balance, beginning of year	$7,129	$7,700	$7,083
Provision for warranty	21,642	19,579	15,975
Costs utilized	(21,256)	(18,041)	(15,154)
Change in estimated liability for pre-existing warranties	206	(2,109)	(204)
Balance, end of year	$7,721	$7,129	$7,700
Current portion	5,976	5,816	6,015
Long-term portion	$1,745	$1,313	$1,685

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, other direct expenses and other engineering expenses. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $10.3 million, $6.9 million and $6.3 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Cooperative Marketing Arrangements

The Company has arrangements with resellers of its products to reimburse the resellers for cooperative marketing costs meeting specified criteria. The Company accrues the cooperative marketing costs based on these arrangements and its estimate for resellers’ claims for marketing activities. These costs are recorded as a reduction of revenue in the consolidated statements of operations, as the fair value of the benefit identified from these costs cannot be reasonably estimated. Total

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cooperative marketing costs recorded as reductions to revenue for the fiscal years ended June 30, 2017, 2016 and 2015, were $8.1 million, $7.7 million and $7.7 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $5.4 million, $4.1 million and $3.0 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

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

Leases

Leases are evaluated and recorded as capital leases if one of the following is true at inception: (a) the present value of minimum lease payments meets or exceeds 90% of the fair value of the asset, (b) the lease term is greater than or equal to 75% of the economic life of the asset, (c) the lease arrangement contains a bargain purchase option, or (d) title to the property transfers to the Company at the end of the lease. The Company records an asset and liability for capital leases at present value of the minimum lease payments based on the incremental borrowing rate. Assets are depreciated over the useful life in accordance with the Company’s depreciation policy while rental payments and interest on the liability are accounted for using the effective interest method.

Leases that are not classified as capital leases are accounted for as operating leases. Operating lease agreements that have tenant improvement allowances are evaluated for lease incentives. For leases that contain escalating rent payments, the Company recognizes rent expense on a straight-line basis over the lease term, with any lease incentives amortized as a reduction of rent expense over the lease term.

Shipping and Handling Fees

The Company records costs related to shipping and handling in sales and marketing expenses. Shipping and handling fees billed to customers are included in net sales.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has concluded that Ablecom Technology, Inc. (“Ablecom”) and its affiliate, Compuware Technology, Inc. ("Compuware") are VIEs in accordance with applicable accounting standards and guidance; however, the Company is not the primary beneficiary as it does not have the power to direct the activities that are most significant to the entities and therefore, the Company does not consolidate these entities. In performing its analysis, the Company’s management considered its explicit arrangements with Ablecom and Compuware, including the supplier arrangements. Also, as a result of the substantial related party relationships between the Company and these entities, management considered whether any implicit arrangements exist that would cause the Company to protect those related parties’ interests from suffering losses. Management determined that no implicit arrangements exist with Ablecom, Compuware or their shareholders.

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and although the operations of the Management Company are independent of the Company, through governance rights, the Company has the power to direct the activities that are most significant to the Management Company. Therefore, the Company concluded that it is the primary beneficiary of the Management Company. For the fiscal years ended 2017, 2016 and 2015, the accounts of the Management Company have been consolidated with the accounts of Super Micro Computer, and a noncontrolling interest has been recorded for Ablecom's interests in the net assets and operations of the Management Company. In fiscal years 2017, 2016 and 2015, $(14,000), $20,000 and $(11,000) of net income (loss) attributable to Ablecom's interest was included in the Company’s general and administrative expenses in the consolidated statements of operations, respectively.

Foreign Currency Transactions

The functional currency of the Company’s international subsidiaries is the U.S. dollar, with the exception of Super Micro Asia and Technology Park, Inc., a consolidated variable interest entity. Monetary assets and liabilities of the Company's international subsidiaries that are denominated in the local currency are remeasured into U.S. dollars at period-end exchange rates. Non-monetary assets and liabilities that are denominated in the local currency are remeasured into U.S. dollars at the historical rates. Revenue and expenses that are denominated in the local currency are remeasured into U.S. dollars at the average exchange rates during the period. Remeasurement of foreign currency accounts and resulting foreign exchange transaction gains and losses, which have not been material, are reflected in the consolidated statements of operations in other income (expense), net.

The functional currency of Super Micro Asia and Technology Park, Inc. is New Taiwanese Dollar (“NTD$”). Assets and liabilities are translated to U.S. dollars at the period-end exchange rate. Revenues and expenses are translated using the average exchange rate for the period. The effects of foreign currency translation are included in stockholders’ equity as a

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

component of accumulated other comprehensive loss in the accompanying consolidated balance sheets and periodic movements are summarized as a line item in the consolidated statements of comprehensive income.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested RSUs.

Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding stock options and RSUs. Additionally, the exercise of stock options and the vesting of RSUs results in a further dilutive effect on net income per share.

The computation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2017	2016	2015
Numerator:
Net income	$66,854	$72,081	$92,555

Denominator:
Weighted-average shares outstanding	48,383	47,917	46,434
Effect of dilutive securities	3,296	3,919	3,660
Weighted-average diluted shares	51,679	51,836	50,094

Basic net income per common share	$1.38	$1.50	$1.99
Diluted net income per common share	$1.29	$1.39	$1.85

For the fiscal years ended June 30, 2017, 2016 and 2015, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 1,620,000, 1,196,000 and 3,805,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Concentration of Supplier Risk

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 31.0%, 35.2%, and 28.7% of total purchases for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Ablecom and Compuware, related parties of the Company as noted in Note 11, "Related Party Transactions", accounted for 11.1%, 12.8% and 13.8% of total cost of sales for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, long-term investments and accounts receivable. No single customer accounted for 10% or more of net sales in fiscal year 2017. In fiscal years 2016 and 2015, one customer accounted for 11.4% and 10.4%, respectively, of net sales. No customer accounted for 10% or more of accounts receivable as of June 30, 2017, and one customer accounted for 10.5% of the Company's accounts receivables as of June 30, 2016.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents, other assets and long-term investments. The Company classifies its cash equivalents and other assets within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s long-term investments in auction rate securities are classified within Level 3 of the fair value hierarchy as the determination of their fair values was not based on observable inputs as of June 30, 2017 and 2016. See Note 1, "Organization and Summary of Significant Accounting Policies", for a discussion of the Company’s policies regarding the fair value hierarchy. The Company has used a discounted cash flow model to estimate the fair value of the auction rate securities as of June 30, 2017 and 2016. The material factors used in preparing the discounted cash

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flow model are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

The following table sets forth the Company’s cash equivalents, certificates of deposit, and long-term investments as of June 30, 2017 and 2016 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,126	$—	$—	$1,126
Certificates of deposit (2)	—	1,151	—	1,151
Auction rate securities	—	—	2,625	2,625
Total assets measured at fair value	$1,126	$1,151	$2,625	$4,902

June 30, 2016	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$727	$—	$—	$727
Certificates of deposit (2)	—	1,316	—	1,316
Auction rate securities	—	—	2,643	2,643
Total assets measured at fair value	$727	$1,316	$2,643	$4,686

(1) $0.3 million and $0.3 million in money market funds are included within cash and cash equivalents and $0.8 million and $0.4 million in money market funds are included in restricted cash within other assets on the consolidated balance sheets as of June 30, 2017 and 2016, respectively.

(2) $0.2 million and $0.3 million in certificates of deposit are included in cash and cash equivalents and $1.0 million and $1.0 million in certificates of deposit are included in restricted cash within other assets on the consolidated balance sheets as of June 30, 2017 and 2016, respectively.

The above table excludes $110.1 million and $178.2 million of cash included in cash and cash equivalents on the consolidated balance sheets and $0.4 million and $0.5 million of restricted cash included in other assets on the consolidated balance sheets held by the Company as of June 30, 2017 and 2016, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in fiscal years 2017 and 2016.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of long-term auction rate securities, using significant unobservable inputs (Level 3) for fiscal years 2017 and 2016 (in thousands):

	Years Ended June 30,
	2017	2016
Balance as of the beginning of the fiscal year	$2,643	$2,633
Total unrealized gains (losses) included in other comprehensive income	(18)	10
Balance as of the end of the fiscal year	$2,625	$2,643

The following is a summary of the Company’s long-term investments as of June 30, 2017 and 2016 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(125)	$2,625

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate securities	$2,750	$—	$(107)	$2,643

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2017 and 2016, total debt of $161.4 million and $93.6 million, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

During fiscal year 2017 and 2016, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

Note 3.        Accounts Receivable Allowances

The Company has established an allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based upon the age of outstanding receivables, credit risk of specific customers, historical trends related to past losses and other relevant factors. The Company also provides its customers with product return rights. A provision for such returns is provided for in the same period that the related sales are recorded based upon contractual return rights and historical trends. Accounts receivable allowances as of June 30, 2017, 2016 and 2015 consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses	Additions/ (Deductions)	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2017	$2,033	$334	$3	$2,370
Year ended June 30, 2016	952	1,216	(135)	2,033
Year ended June 30, 2015	1,474	80	(602)	952
Allowance for sales returns
Year ended June 30, 2017	$380	$1,745	$(1,796)	$329
Year ended June 30, 2016	430	2,288	(2,338)	380
Year ended June 30, 2015	448	2,069	(2,087)	430

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.        Inventories

Inventories as of June 30, 2017 and 2016 consisted of the following (in thousands):

	June 30,
	2017	2016
Finished goods	$577,345	$399,776
Purchased parts and raw materials	124,981	95,344
Work in process	34,342	21,687
Total inventories	$736,668	$516,807

During fiscal years 2017, 2016 and 2015, the Company recorded a provision for excess and obsolete inventory to cost of sales totaling $15.7 million, $9.4 million and $5.9 million, respectively.

Note 5.        Property, Plant, and Equipment

Property, plant and equipment as of June 30, 2017 and 2016 consisted of the following (in thousands):

	June 30,
	2017	2016
Buildings	$71,665	$71,665
Land	70,495	70,454
Machinery and equipment	60,593	53,282
Buildings construction in progress (1)	24,039	15,803
Buildings and leasehold improvements	14,942	10,941
Purchased software	14,576	14,452
Furniture and fixtures	13,353	10,364
	269,663	246,961
Accumulated depreciation and amortization	(74,087)	(59,012)
Property, plant and equipment, net	$195,576	$187,949
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California.

Note 6.        Prepaid Expenses and Other Assets

Prepaid expenses and other current assets as of June 30, 2017 and 2016 consisted of the following (in thousands):

	June 30,
	2017	2016
Receivables from vendors (1)	$78,656	$71,470
Prepaid expenses	5,736	5,405
Deferred service costs	2,910	1,451
Others	1,911	1,101
Total prepaid expenses and other current assets	$89,213	$79,427
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $73.8 million and $63.6 million as of June 30, 2017 and June 30, 2016, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long-term assets as of June 30, 2017 and 2016 consisted of the following (in thousands):

	June 30,
	2017	2016
Long-term deferred service costs	$3,253	$3,497
Prepaid software license	2,593	3,870
Restricted cash (1)	2,191	1,851
Cost method investments	1,529	1,881
Prepaid royalty license	499	748
Deposits	368	909
Others	144	129
Total other assets	$10,577	$12,885
__________________________
(1) As of June 30, 2017 and 2016, restricted cash consisted primarily of certificates of deposits pledged as security for one irrevocable letter of credit related to a warehouse lease, three deposits to an escrow account required by the Company's worker's compensation program, one deposit required for the Company's bonded warehouse in Taiwan, deposits to bank guarantees for import duty required by the customs authority in Taiwan and bank guarantees in connection with office leases in the Netherlands.

Note 7.        Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the "Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment has been accounted for using the equity method. As such, the Corporate Venture is also a related party. As of June 30, 2017, the Company's equity investment in the Corporate Venture was $6.1 million and was recorded under investment in equity investee on the Company's consolidated balance sheet. The Company's share of losses of the Corporate Venture were immaterial for the fiscal year ended June 30, 2017 and were included in other income (expense), net in the Company's consolidated statements of operations. The Company recorded a deferred gain related to the contribution of certain technology rights of $7.0 million in the third fiscal quarter of 2017. The amortization of the deferred gain is being recognized as a credit to research and development expenses in the Company's consolidated statement of operations over a period of five years which represents the estimated period over which the remaining obligations will be fulfilled. As of June 30, 2017, the Company had unamortized deferred gain balance of $1.4 million in accrued liabilities and $4.9 million in other long-term liabilities in the Company’s consolidated balance sheets. The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if determined that an impairment charge is required. No impairment charge was recorded for the fiscal year ended June 30, 2017.

Additionally, the Company sold products worth $10.9 million to the Corporate Venture in the fiscal year ended June 30, 2017 and the Company's share of intra-entity profits on the products which remained unsold by the Corporate Venture as of June 30, 2017 have been eliminated and reduced the Company's investment in the Corporate Venture. The Company had a $6.7 million accounts receivable due from the Corporate Venture as of June 30, 2017.

Note 8.        Accrued Liabilities

Accrued liabilities as of June 30, 2017 and 2016 consisted of the following (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30,
	2017	2016
Deferred revenue (1)	$32,957	$22,731
Accrued payroll and related expenses	19,370	15,499
Customer deposits	14,630	8,781
Accrued cooperative marketing expenses	7,292	7,308
Accrued warranty costs	5,976	5,816
Others (2)	32,599	23,461
Total accrued liabilities	$112,824	$83,596
__________________________
(1) Deferred revenue as of June 30, 2017 and 2016, is comprised primarily of a deferred extended warranty revenue of $17.5 million and $15.5 million, respectively, deferred on-site service revenue of $13.7 million and $6.2 million, respectively, and other deferred revenue of $1.8 million and $1.0 million, respectively.

(2) Includes payables to contract manufacturers for the Company's buy-back liability of $20.3 million and $16.1 million as of June 30, 2017 and June 30, 2016, respectively. Also, included in others as of June 30, 2017 is $1.4 million of deferred gain related to investment in Corporate Venture.

Note 9.        Short-term and Long-term Obligations

Short-term and long-term obligations as of June 30, 2017 and 2016 consisted of the following (in thousands):

	June 30,
	2017	2016
Line of credit:
Bank of America (1)	$83,199	$62,199
CTBC Bank	19,000	10,100
Total line of credit	102,199	72,299
Term loans:
Bank of America	40,000	933
CTBC Bank	19,721	20,357
Total term loans	59,721	21,290
Total debt	161,920	93,589
Less: debt issuance costs	(473)	—
Total debt, net of debt issuance costs	161,447	93,589
Current portion, net of debt issuance costs	(161,447)	(53,589)
Long-term portion, net of debt issuance costs	$—	$40,000
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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility”). The term loan was secured by three buildings located in San Jose, California and the principal and interest was payable monthly through September 30, 2016 with an interest rate at the LIBOR rate plus 1.50% per annum. In May 2016, the Company extended the revolving line of credit to mature on June 30, 2016.

2016 Bank of America Credit Facility

In June 2016, the Company entered into a new credit agreement with Bank of America, which provided for (i) a $55.0 million revolving line of credit facility including a $5.0 million letter of credit sublimit that was to mature on June 30, 2017 and (ii) a five-year $50.0 million term loan facility (collectively, the “2016 Bank of America Credit Facility”). The 2016 Bank of America Credit Facility replaced the 2015 Bank of America Credit Facility. The 2016 Bank of America Credit Facility term loan is secured by seven buildings located in San Jose, California and the property, plant and equipment and the inventory in those buildings. The principal and interest of the 2016 Bank of America Credit Facility term loan are payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum. The interest rate for the 2016 Bank of America Credit Facility revolving line of credit is at the LIBOR rate plus 1.25% per annum. The LIBOR rate was 1.04% at June 30, 2017. The letter of credit bears interest at a rate of 1.25% per annum. In May 2017, the Company entered into an amendment to the 2016 Bank of America Credit Facility to increase the revolving line of credit to $85.0 million and extended the maturity date of the revolving lines of credit to October 31, 2018. Prior to the maturity, in April 2018, the Company repaid and terminated the 2016 Bank of America Credit Facility with proceeds from a new revolving line of credit (the "2018 Bank of America Credit Facility").

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

As of June 30, 2017 and 2016, the total outstanding borrowings under the 2016 Bank of America Credit Facility term loans was $40.0 million and $0.9 million, respectively. The total outstanding borrowings under the 2016 Bank of America Credit Facility revolving lines of credit was $83.2 million and $62.2 million as of June 30, 2017 and 2016, respectively. The interest rates for these loans ranged from 1.61% to 2.46% per annum as of June 30, 2017 and from 1.02% to 1.96% per annum as of June 30, 2016, respectively. As of June 30, 2017, the amount of the unused revolving lines of credit with Bank of America under the credit agreements was $21.8 million. As of June 30, 2017, assets amounting to $1,168.6 million collateralized the line of credit with Bank of America under the credit agreement, which represent the total assets of the United States headquarters of the Company, except for seven buildings located in San Jose, California and property, plant and equipment and inventory in those buildings. As of June 30, 2017, total assets collateralizing the term loan with Bank of America under the credit agreement were $67.9 million.

2018 Bank of America Credit Facility

In April 2018, the Company entered into the 2018 Bank of America Credit Facility which replaced the 2016 Bank of America Credit Facility. The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders. The 2018 Bank of America Credit Facility expires after 364 days, or at the option of the Company, and if certain conditions are satisfied, including the Company being current on all of its delinquent quarterly and annual filings with the SEC, may convert into a 5-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the 5-year revolving credit facility, interest shall be at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the 5-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to both Super Micro Computer and Super Micro Computer B.V.. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets. Upon conversion to the 5-year revolving credit facility Super Micro Computer’s assets, and at the Company's option, Super Micro Computer B.V.'s assets will be used as collateral. Under the terms of the 2018 Bank of America Credit Facility, the Company cannot pay any dividends.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in Taiwanese dollars and remeasured into U.S. dollars of $19.7 million and $20.4 million at June 30, 2017 and 2016, respectively. At June 30, 2017 and 2016, the total outstanding borrowings under the CTBC Credit Facility revolving line of credit was $19.0 million and $10.1 million, respectively, in U.S. dollars. The interest rate for these loans ranged from 0.93% and 2.00% at June 30, 2017 and 0.90% and 1.25% per annum at June 30, 2016. At June 30, 2017, the amount available for future borrowing under the CTBC Credit Facility was $11.3 million. As of June 30, 2017, the net book value of land and building located in Bade, Taiwan collateralizing the CTBC Credit Facility term loan was $26.4 million. Under the terms of the May 2017 renewed credit agreement, the CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity the Company entered into a new credit agreement with CTBC Bank in January 2018.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2017, the Company was in compliance with the above stated financial covenants associated with the term loan and lines of credit with Bank of America under the credit agreement.

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

Note 10.         Other Long-term Liabilities

Other long-term liabilities as of June 30, 2017 and 2016 consisted of the following (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30,
	2017	2016
Deferred revenue, non-current (1)	$47,548	$26,538
Accrued unrecognized tax benefits including related interest and penalties, non-current	13,285	16,056
Accrued warranty, non-current	1,745	1,313
Others (2)	6,176	1,293
Total other long-term liabilities	$68,754	$45,200
__________________________
(1) Deferred revenue, non-current as of June 30, 2017 and 2016 was comprised of deferred extended warranty revenue of $22.3 million and $16.7 million, respectively, deferred on-site service revenue of $23.4 million and $8.6 million, respectively, and other deferred revenue of $1.8 million and $1.2 million, respectively.

(2) Included in others as of June 30, 2017 is $4.9 million of deferred gain related to investment in Corporate Venture.

Note 11.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. As of June 30, 2017, Ablecom owned approximately 0.4% of the Company’s common stock. As of June 30, 2017, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, together owned approximately 10.5% of Ablecom’s capital stock. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was the Senior Vice President of International Sales and a director of the Company, owned approximately 11.7% of Ablecom’s capital stock as of June 30, 2017. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and other Liang family members, including other brothers of Charles Liang, own approximately 36.0% of Ablecom’s stock. Bill Liang, a brother of both Charles Liang and Steve Liang, also is a member of the Board of Directors of Ablecom.

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

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its manufacturing of components, particularly server chassis. Ablecom manufactured approximately 95% and 96% of the chassis included in the products sold by the Company during fiscal years 2017 and 2016, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $23.5 million and $22.8 million at June 30, 2017 and 2016, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $56.4 million and $40.0 million at June 30, 2017 and 2016, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the fiscal years ended June 30, 2017, 2016, and 2015 are as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2017	2016	2015
Ablecom
Net sales	$7	$57	$60
Purchases (1)	123,734	125,537	127,967

Compuware
Net sales	22,959	29,053	47,624
Purchases (1)	118,912	126,051	105,362
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company had the following balances related to transactions with Ablecom and Compuware as of June 30, 2017 and 2016 (in thousands):

	June 30,
	2017	2016
Ablecom
Accounts receivable and other receivables	$5,556	$6,017
Accounts payable and accrued liabilities	30,762	29,788

Compuware
Accounts receivable and other receivables	7,908	3,654
Accounts payable and accrued liabilities	32,216	20,507

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture, which is accounted for using the equity method. See Note 7, "Investment in a Corporate Venture" for a discussion of the investment and the transactions that took place during the fiscal year 2017.

Note 12.        Stock-based Compensation and Stockholders’ Equity

Share Repurchase Program

In July 2016, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $100.0 million of the Company’s common stock in the open market or in private transactions during the following twelve months at prevailing market prices. In fiscal year 2017, the Company purchased 888,097 shares of the Company's common stock in the open market at a weighted average price of $20.79 for $18.5 million. Repurchases were made under the program using the Company’s cash resources. The repurchase program ended in July 2017.

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of the date the 2016 Plan became effective, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006 Plan"). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan but that are forfeited in the future will become available for use under the 2016 Plan. In addition, 1,153,412 shares of common stock originally reserved for issuance under the 2006 Plan were cancelled upon the adoption of the 2016 Plan. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company at the time of grant cannot be less than 110% of the fair value of the underlying share on grant date. Nonqualified stock options and incentive stock options granted to all other persons shall be granted at a price not less than 100% of the fair value. Options generally expire ten years

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. As of June 30, 2017, the Company had 2,785,792 authorized shares available for future issuance under the 2016 Plan.

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

The fair value of stock option grants for the fiscal years ended June 30, 2017, 2016 and 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2017	2016	2015
Risk-free interest rate	1.12% - 2.03%	1.37% - 1.57%	1.35% - 1.76%
Expected term	5.31 - 5.38 years	5.31 - 5.33 years	5.40 - 5.44 years
Dividend yield	—%	—%	—%
Volatility	43.36% - 49.64%	46.65% - 50.89%	46.93% - 49.31%
Weighted-average fair value	$10.71	$12.07	$12.72

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the fiscal years ended June 30, 2017, 2016 and 2015 (in thousands):

	Years Ended June 30,
	2017	2016	2015
Cost of sales	$1,382	$1,157	$962
Research and development	12,559	10,651	9,195
Sales and marketing	2,144	1,934	1,601
General and administrative	3,580	3,188	2,678
Stock-based compensation expense before taxes	19,665	16,930	14,436
Income tax impact	(5,946)	(4,767)	(4,247)
Stock-based compensation expense, net	$13,719	$12,163	$10,189

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options and vesting of RSUs in excess of the compensation expense recorded for those options (excess tax benefits) issued or modified since July 1, 2006 are classified as cash from financing activities. Excess tax benefits for stock options issued prior to July 1, 2006 are classified as cash from operating activities. The Company had $1.8 million, $3.6 million and $11.3 million of excess

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax benefits recorded in additional paid-in capital in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The Company had excess tax benefits classified as cash from financing activities of $2.3 million, $2.8 million and $8.0 million in the fiscal years ended June 30, 2017, 2016 and 2015, respectively, for options issued since July 1, 2006.

As of June 30, 2017, $9.8 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.21 years and $27.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.72 years.

Stock Option Activity

The following table summarizes stock option activity during the fiscal years ended June 30, 2017, 2016 and 2015 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2014 (7,558,631 shares exercisable at weighted average exercise price of $11.05 per share)	10,905,602	$12.24
Granted (weighted average fair value of $12.72)	1,093,920	28.28
Exercised	(2,124,401)	10.99
Forfeited	(172,278)	18.68
Balance as of June 30, 2015 (7,208,475 shares exercisable at weighted average exercise price of $12.24 per share)	9,702,843	14.21
Granted (weighted average fair value of $12.07)	316,580	26.86
Exercised	(1,013,430)	12.03
Forfeited	(45,126)	19.45
Balance as of June 30, 2016 (7,495,131 shares exercisable at weighted average exercise price of $13.35 per share)	8,960,867	14.88
Granted (weighted average fair value of $10.71)	473,000	24.27
Exercised	(1,007,065)	10.80
Forfeited	(51,143)	17.96
Balance as of June 30, 2017 (7,348,320 shares exercisable at weighted average exercise price of $14.58 per share)	8,375,659	$15.88	4.37	$78,501
Options vested and expected to vest at June 30, 2017	8,298,251	$15.79	4.34	$78,434
Options vested and exercisable at June 30, 2017	7,348,320	$14.58	3.99	$76,932

The total pretax intrinsic value of options exercised during the fiscal years ended June 30, 2017, 2016 and 2015 was $14.0 million, $18.0 million and $48.1 million, respectively. Additional information regarding options outstanding as of June 30, 2017, is as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$4.63 - 8.36	1,109,538	1.65	$6.92	1,109,538	$6.92
8.47 - 10.66	1,435,967	2.98	10.18	1,435,967	10.18
10.68 - 12.68	837,728	3.95	11.80	837,728	11.80
12.92 - 14.23	1,089,103	4.26	13.75	1,058,336	13.74
15.22 - 17.29	883,555	4.24	16.34	883,555	16.34
17.69 - 18.93	1,055,904	5.15	18.55	947,204	18.55
20.54 - 25.44	1,065,708	6.51	23.48	587,336	23.29
26.60 - 35.07	827,496	7.20	29.16	441,261	29.30
37.06	35,160	5.62	37.06	19,770	37.06
39.19	35,500	7.62	39.19	27,625	39.19
$4.63 - $39.19	8,375,659	4.37	$15.88	7,348,320	$14.58

RSU Activity

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting. The following table summarizes restricted stock unit activity during the fiscal years ended June 30, 2017 and 2016 under all plans:

	RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2014	—	$—
Granted	374,720	35.82
Released	(14,685)	35.23
Forfeited	(56,711)	34.90
Balance as of June 30, 2015	303,324	36.02
Granted	845,870	28.45
Released	(177,707)	31.80
Forfeited	(44,504)	29.72
Balance as of June 30, 2016	926,983	30.23
Granted	808,020	23.73
Released	(411,739)	27.41
Forfeited	(96,907)	26.40
Balance as of June 30, 2017	1,226,357	$26.11	$30,230

The total pretax intrinsic value of RSUs vested was $11.3 million, $4.9 million and $0.5 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. In fiscal years 2017, 2016 and 2015, upon vesting, 411,739, 177,707 and 14,685 shares of RSUs were partially net share-settled such that the Company withheld 144,994, 65,164 and 5,278 shares, respectively, with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $3.6 million, $1.8 million and $0.2 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, and are reflected as a financing activity within the consolidated statements of cash

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. Pursuant to the terms of the 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2016 Plan.

Note 13.        Income Taxes

The components of income before income tax provision for the fiscal years ended June 30, 2017, 2016 and 2015 are as follows (in thousands):

	Years Ended June 30,
	2017	2016	2015
United States	$82,078	$97,921	$108,437
Foreign	9,210	9,483	24,200
Income before income tax provision	$91,288	$107,404	$132,637

The income tax provision for the fiscal years ended June 30, 2017, 2016 and 2015, consists of the following (in thousands):

	Years Ended June 30,
	2017	2016	2015
Current:
Federal	$26,033	$29,647	$33,765
State	695	638	(633)
Foreign	4,001	10,741	10,953
	30,729	41,026	44,085
Deferred:
Federal	(6,782)	(5,976)	(5,492)
State	353	12	2,406
Foreign	134	261	(917)
	(6,295)	(5,703)	(4,003)
Income tax provision	$24,434	$35,323	$40,082

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net deferred tax assets as of June 30, 2017 and 2016 consist of the following (in thousands):

	June 30,
	2017	2016
Inventory valuation	$15,240	$12,329
Stock-based compensation	6,277	5,610
Deferred revenue	6,241	6,802
Payables to foreign subsidiaries	3,912	1,824
R&D credit	3,167	10
Accrued vacation and bonus	2,635	2,616
Warranty accrual	1,952	2,213
Foreign exchange unrealized gains and losses	1,884	710
Marketing fund accrual	1,605	1,791
Other	2,836	2,821
Total deferred income tax assets	45,749	36,726
Deferred tax liabilities-depreciation and other	(3,617)	(3,048)
Valuation allowance	(3,013)	—
Deferred income tax assets, net	$39,119	$33,678

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of June 30, 2017, the Company believes that most of its deferred tax assets are “more-likely-than not” to be realized with the exception of California R&D tax credits that have not met the “more-likely than not” realization threshold criteria. Starting from fiscal year 2016 California tax return which was filed in the fourth quarter of fiscal year 2017, on an annual basis and pursuant to current law, the Company generates more California credits than California tax. As a result, at June 30, 2017, the gross excess credits of $4.6 million, or net of federal tax benefit of $3.0 million, are subject to a full valuation allowance. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. The net deferred tax assets balance as of June 30, 2017 and 2016 was $39.1 million and $33.7 million, respectively.

The cumulative undistributed earnings of the Company's foreign subsidiaries of $40.6 million at June 30, 2017 are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Subsequent to June 30, 2017, but before the issuance of the consolidated financial statements, the 2017 Tax Act was enacted on December 22, 2017. Some of the significant new requirements of the 2017 Tax Act include, but are not limited to, a one-time mandatory deemed repatriation transition tax on previously deferred foreign earnings which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment, a re-measurement of our deferred taxes due to the change in the corporate tax rate which the Company is estimating could have a $11.0 million to $15.0 million impact to the consolidated financial statements in the year of enactment, taxation of certain global intangible low-taxed income under the international tax provisions which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment, and limitations on the deductibility of performance-based compensation for officers which the Company estimates would not have a material impact to the consolidated financial statements in the year of enactment. The tax impacts of the 2017 Tax Act have not been included in the income tax provision for fiscal years ended June 30, 2017, 2016 and 2015. The Company will account for the tax effects of the 2017 Tax Act in the period it was enacted, which is in the fiscal year ended June 30, 2018.

Prior to the enactment of the 2017 Tax Act, the Company considered earnings from foreign operations to be indefinitely reinvested outside of the United States. The Company is currently evaluating whether to change its indefinite

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reinvestment assertion in light of the 2017 Tax Act and the Company considers that assessment to be incomplete as the financial statements for fiscal year 2018 have not been finalized.

The following is a reconciliation for the fiscal years ended June 30, 2017, 2016 and 2015, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2017	2016	2015
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	4.6	3.2	3.3
Stock-based compensation	2.5	2.3	2.6
Settlement with tax authority	2.0	—	—
Foreign withholding tax	1.1	3.2	3.3
Foreign tax rate differences	0.8	1.2	(2.7)
Subpart F income inclusion	—	(2.9)	(3.2)
Qualified production activity deduction	(3.0)	(2.8)	(1.4)
Uncertain tax positions	(7.6)	(1.6)	(0.8)
Research and development tax credit	(9.4)	(7.0)	(3.8)
Other	0.8	2.3	(2.1)
Effective tax rate	26.8%	32.9%	30.2%

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2017, the Company had state research and development tax credit carryforwards of $16.6 million. The state research and development tax credits will carryforward indefinitely to offset future state income taxes. $6.7 million of the state research and development tax credit carryforwards were attributable to excess tax deductions from stock option exercises, and were not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2014	$9,615
Gross increases:
For current year’s tax positions	3,855
For prior years’ tax positions	793
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(971)
Balance at June 30, 2015	13,292
Gross increases:
For current year’s tax positions	6,167
For prior years’ tax positions	2,074
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(2,138)
Balance at June 30, 2016	19,395
Gross increases:
For current year’s tax positions	5,732
For prior years’ tax positions	1,119
Gross decreases:
Settlements and releases due to the lapse of statutes of limitations	(7,029)
Balance at June 30, 2017	$19,217
________________________
*excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $15.6 million and $16.7 million as of June 30, 2017 and 2016, respectively.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of operations. As of June 30, 2017 and 2016, the Company had accrued $1.0 million and $1.0 million for the payment of interest and penalties relating to unrecognized tax benefits, respectively. During fiscal years 2017, 2016 and 2015, there was no material change in the total amount of the liability for accrued interest and penalties related to the unrecognized tax benefits.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14.        Commitments and Contingencies

Litigation and Claims— In February 2018, the Company became a party to legal proceedings whereby complainants have alleged that it has violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions. See Note 18, "Subsequent Events" for further details. From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, the resolution of any matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

Purchase Commitments— The Company has agreements to purchase certain units of inventory and non-inventory items through the next 12 months. As of June 30, 2017, these remaining noncancelable commitments were $309.1 million, including $79.9 million for related parties.

Lease Commitments—The Company leases offices and equipment under noncancelable operating leases which expire at various dates through 2026. In addition, the Company leases certain of its equipment under capital leases. The future minimum lease commitments under all leases are as follows (in thousands):

Year ending:	Capital Leases	Operating Leases
June 30, 2018	$309	$4,844
June 30, 2019	271	4,399
June 30, 2020	162	4,106
June 30, 2021	101	2,033
June 30, 2022	39	1,572
Thereafter	—	3,951
Total minimum lease payments	882	$20,905
Less: Amounts representing interest	70
Present value of minimum lease payments	812
Less: Long-term portion	539
Current portion	$273

Rent expense for the fiscal years ended June 30, 2017, 2016 and 2015, was $5.0 million, $4.6 million and $3.7 million, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.        Retirement Plans

The Company sponsors a 401(k) savings plan for eligible United States employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the fiscal years ended June 30, 2017, 2016 and 2015.

Beginning in March 2003, employees of Super Micro Computer, B.V. have the option to deduct a portion of their gross wages and invest the amount in a defined contribution plan. The Company has agreed to match 10% of the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by the Company. For the fiscal years ended June 30, 2017, 2016 and 2015, the Company’s matching contribution was $0.4 million, $0.3 million and $0.2 million, respectively.

The Company contributes to a defined contribution pension plan administered by the government of Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. The Company has no control over the investment strategy of the assets of the government administered pension plan. For the fiscal years ended June 30, 2017, 2016 and 2015, the Company’s contribution was $1.9 million, $1.0 million and $0.9 million, respectively.

Note 16.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment (in thousands):

	June 30,
	2017	2016
United States	$152,310	$142,764
Asia	40,854	42,052
Europe	2,412	3,133
	$195,576	$187,949

International net sales are based on the country and region to which the products were shipped. The following is a summary for the fiscal years ended June 30, 2017, 2016 and 2015, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2017	2016	2015

United States	$1,422,667	$1,409,601	$1,148,135
Asia	500,956	319,581	313,550
Europe	453,798	387,711	367,538
Other	107,508	108,129	125,130
	$2,484,929	$2,225,022	$1,954,353

The following is a summary of net sales by product type (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2017		2016		2015
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server systems	$1,740,633	70.0%	$1,533,382	68.9%	$1,186,258	60.7%
Subsystems and accessories	744,296	30.0%	691,640	31.1%	768,095	39.3%
Total	$2,484,929	100.0%	$2,225,022	100.0%	$1,954,353	100.0%

Subsystems and accessories are comprised of serverboards, chassis and accessories. Server systems constitute an assembly of subsystems and accessories, and related services.

Note 17.        Quarterly Financial Information (Unaudited)

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

	Three Months Ended
	Sep. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016 (1)	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017
	(As Restated)
	(In thousands, except per share data)
Net sales	$539,104	$641,235	$513,468	$531,215	$528,763	$663,200	$614,798	$678,168
Gross profit	$77,475	$103,187	$78,983	$70,856	$82,552	$96,136	$85,337	$85,933
Net income	$17,351	$33,204	$16,046	$5,480	$15,373	$22,876	$15,350	$13,255
Net income per common share:
Basic	$0.37	$0.70	$0.33	$0.10	$0.32	$0.48	$0.32	$0.26
Diluted	$0.34	$0.64	$0.31	$0.10	$0.30	$0.44	$0.30	$0.25
__________________________
(1)  The error corrections made in the three months ended June 30, 2016 are similar in nature to those discussed in Note 19, "Restatement of Previously Issued Consolidated Financial Statements." The correction of the errors resulted in net sales being increased by $6.9 million, gross profit reduced by $2.9 million and net income reduced by $1.5 million, respectively, for the three months ended June 30, 2016, from amounts previously reported.

Note 18.     Subsequent Events

In December 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% and imposes a one-time repatriation transition tax among other provisions. For details, see Note 13, "Income Taxes."

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

In April 2018, the Company repaid and terminated the 2016 Bank of America Credit Facility with proceeds from the 2018 Bank of America Credit Facility. As a result, the Company’s borrowing capacity increased from $155.0 million to $250.0 million. On January 31, 2019, the Company entered into an amendment of the loan and security agreement with respect to the 2018 Bank of America Credit Facility to, among other matters, extend the maturity date of this credit facility from April 19, 2019 to June 30, 2019. For details, see Note 9, "Short-term and Long-term Obligations."

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

Note 19.        Restatement of Previously Issued Consolidated Financial Statements

In August 2017, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2017, the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an investigation (the “Investigation”) into certain accounting and internal control matters at the Company, principally focused on certain revenue recognition matters. The Investigation was conducted with the assistance of outside counsel, which retained forensic accountants to assist them in their work. Following the conclusion of the Investigation, the Audit Committee directed its outside counsel and its forensic accountants to conduct additional procedures on an expanded scope of revenue recognition matters. Concurrent with these additional procedures, new members of the Company’s management, under the direction of the Audit Committee, performed a thorough analysis of the Company’s historical financial statements, accounting policies and financial reporting, as well as the Company’s disclosure controls and procedures and its internal control over financial reporting. During the course of the Investigation, the further procedures by outside counsel and the management analysis (collectively, the “Investigation, Procedures and Analysis”), the Audit Committee and management determined certain employees had violated the Company’s Code of Business Conduct and Ethics and discovered accounting and financial reporting errors and certain irregularities. On November 14, 2018, the Board, upon the recommendation, and with the concurrence of the Audit Committee and new members of management, concluded that certain previously filed consolidated financial statements and related financial information should no longer be relied upon.

As a result, within these consolidated financial statements, the Company has included the restated consolidated financial statements as of and for the years ended June 30, 2016 and June 30, 2015, which is referred to as the "Restatement". The Restatement corrects errors and certain irregularities which are discussed in detail within this footnote.

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

Restatement

The following is a discussion of the restatement adjustments that were made to the Company’s previously issued consolidated financial statements.

(a) Product revenue

During the fiscal years ended June 30, 2016 and 2015, product revenue was recognized prematurely. As a result of the information gathered in the Investigation, Procedures and Analysis, it was determined that there was an aggressive focus on quarterly revenue without sufficient focus on compliance by an appropriate number of competent resources, and all relevant information was not communicated among the Company’s internal functions as well as the management to both the Audit Committee and the independent auditors that resulted in the inappropriate recording of revenue with insufficient documentation or rigorous assessment of revenue transactions. The Company found instances where (i) title and risk of loss had not transferred to the customer, (ii) persuasive evidence of an arrangement with the customer consistent with the Company’s customary business practices was not present, (iii) the distributor’s price was not fixed or determinable, or (iv) collectibility was not reasonably assured, all of which resulted in premature recognition of revenue.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, during the fiscal years ended June 30, 2016 and 2015, revenue was misstated as it was determined from the information gathered in the Investigation, Procedures and Analysis there was a misapplication of accounting principles related to the classification of consideration paid to customers under the Company’s cooperative marketing arrangements for which the Company did not receive an identifiable benefit.

To correct the errors and certain irregularities related to premature revenue recognition, the related revenue and cost of sales were reversed in the period in which the accounting errors took place and have been recognized in subsequent periods when all of the revenue recognition criteria were met. The correction of these errors resulted in net sales for 2016 being increased by $8.8 million, and net sales for 2015 being decreased by $21.5 million, and cost of sales for 2016 increased by $11.1 million, and for 2015 decreased by $21.7 million from amounts previously reported. Additionally, certain related adjustments to reverse accounts receivable, net, of $60.6 million and to recognize inventories of $48.7 million were made to amounts previously reported as of June 30, 2016. Additionally, certain related adjustments to accounts payable and accrued liabilities, which also impacted cost of sales and sales and marketing expense, were made to the consolidated financial statements in which the accounting errors and certain irregularities occurred.

The Company corrected errors related to consideration paid to customers under the Company’s cooperative marketing arrangements for which the Company did not receive an identifiable benefit, as well as the value of free samples provided to customers. These transactions were incorrectly recorded as sales and marketing expense and have now been corrected and recorded as a reduction of revenue. The correction of these errors resulted in net sales and sales and marketing expense for 2016 and 2015 being reduced by $3.6 million and $2.5 million, respectively, from amounts previously reported.

(b) Services revenue

During the fiscal years ended June 30, 2016 and 2015, services revenue was misstated as it was determined that as a result of the information gathered in the Investigation, Procedures and Analysis there were errors related to inaccurate allocation of contract consideration for multiple element arrangements resulting from (a) lack of proper identification or accounting for contractual service obligations, (b) incorrect allocation of discounts to service related deliverables, and (c) lack of a robust process resulting in inaccurate determination of BESP. Additionally, there were misalignments of the revenue recognition period and the contractual requisite service period. Consequently, certain contracts for extended warranties on products or on-site services in multiple element arrangements were incorrectly recorded as revenue at the time of sale of the product instead of being deferred and amortized over the contractual warranty or service period. The Company had previously identified a portion of these errors in the amount of $9.0 million related to extended warranty in a prior period and had adjusted the consolidated financial statements for the fiscal year ended June 30, 2016 for their cumulative effect with an out-of-period correction to revenues.

To correct these errors, the Company reversed the revenue and the out-of-period correction to revenues in the period in which the accounting errors or out-of-period adjustment took place, quantified an amount for these services by determining a best estimated selling price for these services based on a percentage of the separately priced product deliverables in the arrangement, and deferred and amortized the quantified amount of revenue over the contractual warranty or service period. Additionally, certain related adjustments to deferred revenues, which are included in accrued liabilities and other long-term liabilities, were made to the consolidated balance sheet at the end of the period in which the errors occurred. The correction of these errors resulted in net sales for 2016 being increased by $3.9 million and net sales for 2015 being reduced by $11.3 million, accrued liabilities being increased by $9.3 million and other long-term liabilities being increased by $4.6 million as of June 30, 2016 from amounts previously reported.

(c) Inventory

As of June 30, 2016 and 2015, inventories were overstated due to misapplication of accounting principles, whereby materials issued from inventory to research and development projects and marketing with no alternative use were included as inventory and expensed upon completion of a project rather than being expensed upon consumption.

Also as of June 30, 2016 and 2015, inventories were understated due to misapplication of accounting principles, whereby (i) inventory of materials transferred to certain contract manufacturers was improperly derecognized upon transfer that the Company retained control over the materials because it was obligated to buy them back; and (ii) in-transit inventory was not being recorded in the appropriate period due to improper cut-off procedures.

To correct the errors related to inventory overstatement, the Company has recorded the materials as a research and development expense, or a marketing expense, in the period that inventory was consumed. The correction of the overstatement errors resulted in a $2.1 million decrease in inventories as of June 30, 2016 from amounts previously reported.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To correct the errors related to inventory understatement, the Company has adjusted the carrying value of inventory in the periods in which the errors took place. The correction of these understatement errors resulted in a $20.8 million increase in inventories, as well as $16.1 million increase in accrued liabilities as of June 30, 2016 from amounts previously reported. Additionally, certain related adjustments to cost of sales, inventories, accounts payable and accrued liabilities were made to the consolidated financial statements in the period in which the errors occurred.

(d) Other

The Company corrected the following errors impacting the consolidated financial statements:

•
The Company did not correctly record receivables from suppliers as prepaid expenses and other current assets. The correction of this error resulted in a $56.3 million decrease in accounts receivable, net, a $63.6 million increase in prepaid expenses and other current assets, and an increase to accounts payable of $7.3 million as of June 30, 2016 from amounts previously reported.

•
The Company did not record the payments for certain payroll tax related liabilities, as well as did not accrue certain withholding tax liabilities, in the appropriate periods. The correction of the error resulted in a $2.1 million decrease in cash and cash equivalents, and a corresponding decrease in accrued liabilities as of June 30, 2016 from amounts previously reported.

The Company corrected other immaterial misstatements relating to (i) sales taxes, (ii) stock-based compensation expense, (iii) accounts receivable and related allowances, (iv) other assets, (v) accounts payable, and (vi) prepaid expenses and other current assets.

Additionally, the Company changed the presentation of foreign exchange gains and losses of $1.5 million and $0.7 million for 2016 and 2015, respectively, from general and administrative expenses, as previously reported, to other income (expense), net in the consolidated statement of operations.

(e) Income taxes

The Company has recorded tax adjustments to reflect the impacts of the Restatement and other income tax related error corrections.

Impact on Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying consolidated statements of operations for the fiscal years ended June 30, 2016 and 2015 is as follows (in thousands, except per share amounts):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended June 30, 2016
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$2,215,573	$5,582	$3,867	$—	$—	$—	$2,225,022
Cost of sales (1)	1,884,048	11,410	—	(926)	(11)	—	1,894,521
Gross profit	331,525	(5,828)	3,867	926	11	—	330,501
Operating expenses:
Research and development	123,994	—	—	(367)	596	—	124,223
Sales and marketing	62,841	(4,255)	—	(364)	116	—	58,338
General and administrative	37,840	—	—	—	2,609	—	40,449
Total operating expenses	224,675	(4,255)	—	(731)	3,321	—	223,010
Income from operations	106,850	(1,573)	3,867	1,657	(3,310)	—	107,491
Other income (expense), net	171	—	—	—	1,336	—	1,507
Interest expense	(1,594)	—	—	—	—	—	(1,594)
Income before income tax provision	105,427	(1,573)	3,867	1,657	(1,974)	—	107,404
Income tax provision	33,406	—	—	—	—	1,917	35,323
Net income	$72,021	$(1,573)	$3,867	$1,657	$(1,974)	$(1,917)	$72,081
Net income per common share:
Basic	$1.50						$1.50
Diluted	$1.39						$1.39
Weighted-average shares used in calculation of net income per common share:
Basic	47,917						47,917
Diluted	51,836						51,836
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Year Ended June 30,
	2016		2016
	As Previously Reported	Adjustments	As Restated
Net sales	$19,453	$9,657	$29,110
Cost of sales*	241,836	802	242,638
* Represents purchases from related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended June 30, 2015
	As Previously Reported	Product Revenue	Services Revenue	Inventories	Other	Income Taxes	As Restated
Net sales (1)	$1,991,155	$(25,542)	$(11,260)	$—	$—	$—	$1,954,353
Cost of sales (1)	1,670,924	(23,229)	—	(13)	87	—	1,647,769
Gross profit	320,231	(2,313)	(11,260)	13	(87)	—	306,584
Operating expenses:
Research and development	100,257	—	—	501	644	—	101,402
Sales and marketing	48,851	(1,814)	—	386	73	—	47,496
General and administrative	24,377	—	—	—	663	—	25,040
Total operating expenses	173,485	(1,814)	—	887	1,380	—	173,938
Income from operations	146,746	(499)	(11,260)	(874)	(1,467)	—	132,646
Other income (expense), net	115	—	—	—	841	—	956
Interest expense	(965)	—	—	—	—	—	(965)
Income before income tax provision	145,896	(499)	(11,260)	(874)	(626)	—	132,637
Income tax provision	44,033	—	—	—	—	(3,951)	40,082
Net income	$101,863	$(499)	$(11,260)	$(874)	$(626)	$3,951	$92,555
Net income per common share:
Basic	$2.19						$1.99
Diluted	$2.03						$1.85
Weighted-average shares used in calculation of net income per common share:
Basic	46,434						46,434
Diluted	50,094						50,094
__________________________
(1) Transactions with related parties are included in the line items above as follows:

	Year Ended June 30,
	2015		2015
	As Previously Reported	Adjustments	As Restated
Net sales	$58,013	$(10,329)	$47,684
Cost of sales*	227,562	99	227,661
* Represents purchases from related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Consolidated Balance Sheet

The effect of the Restatement described above on the accompanying consolidated balance sheet as of June 30, 2016 is as follows (in thousands):

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

(1) Transactions with related parties are included in the line items above as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2016
	As Reported	Adjustments	As Restated
Accounts receivable, net	$4,678	$(4,629)	$49
Prepaid expenses and other current assets	—	9,622	9,622
Accounts payable	39,152	5,789	44,941
Accrued liabilities	—	5,354	5,354

Cumulative Effect of Prior Period Adjustments

The following table presents the impact of the Restatement on the beginning stockholders’ equity as of June 30, 2014 (in thousands):

	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Super Micro Computer Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity
Balance, June 30, 2014 (As previously reported)	$199,062	$(2,030)	$(63)	$272,087	$469,056	$175	$469,231
Adjustments:
Product revenue recognition	—	—	—	(9,681)	(9,681)	—	(9,681)
Service revenue	—	—	—	(6,518)	(6,518)	—	(6,518)
Inventory	—	—	—	(1,809)	(1,809)	—	(1,809)
Other	531	—	—	(1,498)	(967)	—	(967)
Restatement tax impacts	—	—	—	1,902	1,902	—	1,902
Cumulative restatement adjustments	531	—	—	(17,604)	(17,073)	—	(17,073)
Balance, June 30, 2014 (As Restated)	$199,593	$(2,030)	$(63)	$254,483	$451,983	$175	$452,158

Other changes to the consolidated statements of stockholders’ equity for the years ended June 30, 2016 and 2015 as a result of the Restatement are due to the changes in net income and changes to additional paid in capital related to the impact of the correction of errors to stock-based compensation expense.

Impact on Consolidated Statements of Comprehensive Loss

The only change to the consolidated statements of comprehensive loss for the years ended June 30, 2016 and 2015 as a result of the Restatement is due to the changes in net income.

Impact on Consolidated Statements of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statements of cash flows for the years ended June 30, 2016 and 2015 is as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
OPERATING ACTIVITIES:
Net income	$72,021	$60	$72,081
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	13,282	—	13,282
Stock-based compensation expense	16,131	799	16,930
Excess tax benefits from stock-based compensation	(2,855)	43	(2,812)
Allowance for doubtful accounts	1,278	(62)	1,216
Provision for excess and obsolete inventories	9,313	71	9,384
Foreign currency exchange gain	(1,233)	(106)	(1,339)
Deferred income taxes, net	(6,133)	921	(5,212)
Changes in operating assets and liabilities:
Accounts receivable, net (1)	32,375	21,200	53,575
Inventories	5,200	2,509	7,709
Prepaid expenses and other assets (1)	(8,210)	(15,329)	(23,539)
Accounts payable (1)	(54,301)	(11,534)	(65,835)
Income taxes payable	(3,260)	2,874	(386)
Accrued liabilities (1)	9,027	3,884	12,911
Other long-term liabilities	24,874	(4,852)	20,022
Net cash provided by operating activities	107,509	478	107,987
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (1)	(34,108)	—	(34,108)
Change in restricted cash	(1,020)	—	(1,020)
Net cash used in investing activities	(35,128)	—	(35,128)
FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs	34,200	—	34,200
Repayment of debt	(34,100)	—	(34,100)
Proceeds from exercise of stock options	12,186	—	12,186
Excess tax benefits from stock-based compensation	2,855	(43)	2,812
Payments of obligations under capital leases	(189)	—	(189)
Payments under receivable financing arrangements	(21)	—	(21)
Payment of withholding tax on vesting of restricted stock units	(1,786)	—	(1,786)
Net cash provided by financing activities	13,145	(43)	13,102
Effect of exchange rate fluctuations on cash	(4)	(57)	(61)
Net increase in cash and cash equivalents	85,522	378	85,900
Cash and cash equivalents at beginning of year	95,442	(2,522)	92,920
Cash and cash equivalents at end of year	$180,964	$(2,144)	$178,820
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,632	$—	$1,632
Cash paid for taxes, net of refunds	$36,951	$—	$36,951
Non-cash investing and financing activities:
Equipment purchased under capital leases	$299	$—	$299
Unpaid property, plant and equipment purchases (1)	$10,888	$(39)	$10,849
__________________________
(1) Transactions with related parties are included in the line items above as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2016		2016
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Accounts receivable, net	$8,508	$(8,428)	$80
Prepaid expenses and other assets	—	652	652
Accounts payable	(19,863)	(2,024)	(21,887)
Accrued liabilities	—	(340)	(340)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4,641)	(4,641)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property, plant and equipment purchases	—	2,246	2,246

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
OPERATING ACTIVITIES:
Net income	$101,863	$(9,308)	$92,555
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	8,133	(39)	8,094
Stock-based compensation expense	13,699	737	14,436
Excess tax benefits from stock-based compensation	(8,089)	43	(8,046)
Allowance for doubtful accounts	326	(246)	80
Provision for excess and obsolete inventories	5,928	2	5,930
Foreign currency exchange gain	(675)	(155)	(830)
Deferred income taxes, net	632	(4,208)	(3,576)
Changes in operating assets and liabilities:
Accounts receivable, net (1)	(110,182)	31,996	(78,186)
Inventories	(153,584)	(23,973)	(177,557)
Prepaid expenses and other assets (1)	(2,741)	(8,585)	(11,326)
Accounts payable (1)	75,520	6,181	81,701
Income taxes payable	11,951	(2,972)	8,979
Accrued liabilities (1)	9,551	4,342	13,893
Other long-term liabilities	3,032	4,696	7,728
Net cash used in operating activities	(44,636)	(1,489)	(46,125)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (1)	(35,100)	—	(35,100)
Change in restricted cash	(416)	—	(416)
Investment in a privately held company	(661)	—	(661)
Net cash used in investing activities	(36,177)	—	(36,177)
FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs	84,900	—	84,900
Repayments of debt	(36,000)	—	(36,000)
Proceeds from exercise of stock options	23,338	—	23,338
Excess tax benefits from stock-based compensation	8,089	(43)	8,046
Payment of obligations under capital leases	(134)	—	(134)
Advances under receivable financing arrangements	33	—	33
Payment of withholding tax on vesting of restricted stock units	(175)	—	(175)
Net cash provided by financing activities	80,051	(43)	80,008
Effect of exchange rate fluctuations on cash	(668)	400	(268)
Net decrease in cash and cash equivalents	(1,430)	(1,132)	(2,562)
Cash and cash equivalents at beginning of year	96,872	(1,390)	95,482
Cash and cash equivalents at end of year	$95,442	$(2,522)	$92,920
Supplemental disclosure of cash flow information:
Cash paid for interest	$933	$—	$933
Cash paid for taxes, net of refunds	$30,671	$—	$30,671
Non-cash investing and financing activities:
Equipment purchased under capital leases	$442	$—	$442
Unpaid property, plant and equipment purchases (1)	$6,826	$236	$7,062
__________________________
(1) Transactions with related parties are included in the line items above as follows:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2015		2015
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Accounts receivable, net	$(12,565)	$13,057	$492
Prepaid expenses and other assets	—	(10,274)	(10,274)
Accounts payable	10,046	12,142	22,188
Accrued liabilities	—	1,364	1,364
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4,070)	(4,070)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property, plant and equipment purchases	—	724	724

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

The Audit Committee and management also discovered internal control deficiencies and determined that certain employees had violated the Company’s Code of Business Conduct and Ethics (“Code of Conduct”). In connection with the preparation and filing of this Annual Report on Form 10-K, we have conducted the requisite evaluations of the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting both as of June 30, 2017. These conclusions are explained below.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2017 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of June 30, 2017 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management’s Report on Internal Control Over Financial Reporting

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

Management, including our CEO and CFO, assessed our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “COSO Framework”). Based on this assessment, management has determined that we did not maintain effective internal control over financial reporting as of June 30, 2017 because of the material weaknesses described below.

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

In connection with management’s assessment of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of June 30, 2017. These deficiencies led to material errors in our previously issued financial statements, which in turn led to the restatement of those previously issued financial statements, as described in Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Super Micro Computer, Inc.
San Jose, California

We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Control Environment - The Company identified deficiencies in the control environment component of the COSO framework that constitute material weaknesses, either individually or in the aggregate. These deficiencies related to all the principles associated with the control environment component of the COSO framework, and contributing factors include:

•
The Company had a culture of aggressively focusing on quarterly revenue without sufficient focus on compliance. Senior management, did not establish and promote a control environment with an appropriate tone of compliance and control consciousness throughout the entire Company. The Company did not sufficiently promote, monitor or enforce adherence to the Code of Business Conduct and Ethics (“Code of Conduct”). In the pursuit of quarterly revenue, certain sales, finance and operations personnel, including officers and managers, were aware of, condoned or were involved in actions that reflected an inappropriate tone at the top, that violated the Code of Conduct and accounting policies and procedures, and that were inconsistent with a commitment to integrity and ethical values. As a result of those actions, the Company recognized revenue from numerous sales transactions in the incorrect period. Some Company employees, including officers and managers, also failed to raise issues with material accounting consequences to the Audit Committee and to us, as its external auditors, and with respect to one transaction, appear to have attempted to minimize material facts about a sales transaction to, or obscure those facts from, the Audit Committee and us, as its external auditors. Finally, the Company did not, on a consistent basis, (i) timely and thoroughly detect and address failures to comply with the Code of Conduct and (ii) train employees adequately to identify and report issues to management and the Audit Committee.

•
The Company did not maintain a sufficient complement of management, accounting, financial reporting, sales, operations, engineering and information technology personnel who had appropriate levels of knowledge, experience, and training in accounting and internal control matters. The lack of sufficient appropriately skilled and trained personnel also contributed to deficiencies in establishing and maintaining policies and procedures, establishing and enforcing standards for maintaining documents for revenue recognition purposes and establishing accountability for internal controls across the entire Company.

Due to the interdependencies between the COSO framework components, the material weaknesses in the control environment contributed to other material weaknesses within the Company’s system of internal control over financial reporting.
Risk Assessment - The Company identified deficiencies in the risk assessment component of the COSO framework that aggregate to a material weakness. These deficiencies related to the principles associated with the risk assessment component of the COSO framework, specifically principles within the component related to: (i) identifying, assessing, and communicating appropriate control objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) contemplating fraud risks, and (iv) identifying and assessing changes in the business that could impact the system of internal controls.
Control Activities - The Company identified deficiencies in the control activities component of the COSO framework that aggregate to a material weakness. These deficiencies related to principles associated with the control activities component of the COSO framework, specifically principles within the component related to (i) selecting and developing control activities that mitigate risks (ii) selecting and developing general controls over technology and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action. The Company did not design or operate certain control activities to sufficiently respond to potential risks of material misstatement in the area of revenue recognition. The Company had deficiencies related to segregation of duties. Deficiencies in control activities contributed to material accounting errors, and the potential for there to have been material accounting errors, in substantially all financial statements account balances and disclosures.
Information and Communication -  The Company identified deficiencies in the information and communication component of the COSO framework that aggregate to a material weakness. These deficiencies related to principles associated with the information and communications component of the COSO framework, specifically principles within the component related to (i) generating and using relevant quality information and (ii) internally communicating information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control and (iii) communicating with external parties regarding matters affecting the functioning of internal control. In certain areas, the Company’s control activity deficiencies resulted from insufficient communication of information among its internal functions as well as from officers and managers to both the Audit Committee and to us, as its external auditors.
Monitoring of Controls - The Company identified deficiencies in the monitoring of controls component of the COSO framework that aggregate to a material weakness. There were deficiencies related to principles associated with the monitoring of controls component of the COSO framework, specifically principles within the component related to (i) selecting, developing and performing ongoing and/or separate evaluations and (ii) evaluating and communicating deficiencies in a timely manner. The Company lacked controls (i) to determine whether components of internal control were present and functioning, (ii) to mitigate the risk of management overriding internal controls and (iii) to detect incorrect accounting practices. Consequently, the Company did not identify internal control deficiencies, or did not raise such deficiencies in a timely manner to those parties responsible for internal controls. In addition, the Company did not always ensure that these deficiencies were remediated thoroughly and timely.

The material weaknesses noted above contributed to the following additional material weaknesses:

Revenue Recognition Accounting - The Company identified deficiencies in revenue recognition accounting controls that resulted in material errors constituting material weaknesses, either individually or in the aggregate, as the Company did not appropriately design, or effectively operate, internal controls over certain aspects of accurate recording, presentation, and disclosure of revenue and related costs. The following were contributing factors to the material weaknesses in revenue recognition accounting:

•
The Company’s internal controls did not consistently identify and properly account for key non-standard contract or arrangement terms for sales transactions that involved multiple elements (such as when the price of a system includes an extended warranty period and/or the Company’s agreement to provide services to its customer). Specifically, the Company’s internal controls failed to identify, accumulate and assess the accounting impact of situations in which they recognized revenue before all the elements necessary to establish “delivery” had occurred.

•
With respect to sales transactions near quarter-end, the Company’s internal controls failed to consistently identify transactions where the terms of the sales arrangements with its customers were not properly documented in a form that fully reflected the final understanding between the parties as to the specific nature and terms of the agreed-upon transaction.

•
The Company’s internal controls failed to consistently identify, resolve, document in its accounting system and allow for proper accounting where there were inconsistencies among the various documents underlying its sales transactions, and the Company did not always communicate the existence or resolution of those inconsistencies to its accounting organization to enable the proper recognition of revenue.

•
The Company lacked a control to ensure a consistent approach for reviewing its pricing and establishing supportable estimates of best estimated selling prices in allocating revenue between multiple elements. Consequently, the Company did not always correctly calculate the portions of the total revenue recognized from sales transactions allocated among the various elements.

Information Technology General Controls - The Company identified deficiencies related to information technology (“IT”) general controls that represent a material weakness, either individually or in the aggregate. The following were contributing factors:

•
Procedures for granting and monitoring employee access to, and managing changes to, various applications and infrastructure layers relevant to financial reporting were not consistent across those applications and infrastructure layers. In addition, some internally-developed applications relevant to financial reporting lacked logging capabilities to monitor access changes or application changes. Also, certain users were authorized to have broad access, both as a user and as an administrator, to all parts of primary accounting system without adequate monitoring or recording of how they used that access. As a result of these factors, the Company has material weaknesses related to access controls and change management. The fact that the Company had material weaknesses related to access controls and change management means that it is possible that its business process controls that depend on the affected information systems, or that depend on data or financial reports generated from affected information systems, could be adversely affected due to the access control and change management issues.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2017, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017, of the Company and our report dated May 16, 2019 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the accompanying 2016 and 2015 consolidated financial statements, which have been restated to correct misstatements, and significant purchases from and sales to two related parties.

/s/ Deloitte & Touche LLP

San Jose, California
May 16, 2019

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers and their ages as of March 31, 2019:

Name	Age	Position(s)
Charles Liang	61	President, Chief Executive Officer and Chairman of the Board
Kevin Bauer	59	Senior Vice President, Chief Financial Officer
Don Clegg	60	Senior Vice President of Worldwide Sales
George Kao	58	Senior Vice President of Operations
David Weigand	60	Senior Vice President, Chief Compliance Officer
Sara Liu	57	Co-Founder, Senior Vice President and Director
Laura Black(1)(4)	57	Director
Michael S. McAndrews(1)(4)	66	Director
Hwei-Ming (Fred) Tsai(1)(2)(3)(4)	63	Director
Saria Tseng(2)(3)(4)	48	Director
Sherman Tuan(2)(3)(4)	65	Director
Tally Liu(1)(4)	68	Director
__________________________

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

(4)	Determined by the Board of Directors to be “independent”

Executive Officers and Management Directors

Charles Liang founded Super Micro and has served as our President, Chief Executive Officer and Chairman of the Board since our inception in September 1993. Mr. Liang has been developing server system architectures and technologies for the past two decades. From July 1991 to August 1993, Mr. Liang was President and Chief Design Engineer of Micro Center Computer Inc., a high-end motherboard design and manufacturing company. From January 1988 to April 1991, Mr. Liang was Senior Design Engineer and Project Leader for Chips & Technologies, Inc., a chipset technology company, and Suntek Information International Group, a system and software development company. Mr. Liang has been granted many server technology patents. Mr. Liang holds an M.S. in Electrical Engineering from the University of Texas at Arlington and a B.S. in Electrical Engineering from National Taiwan University of Science & Technology in Taiwan. Our Nominating and Corporate Governance Committee (“Governance Committee”) concluded that Mr. Liang should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his long familiarity with our company’s business.

Kevin Bauer has served as our Senior Vice President, Chief Financial Officer since January 2018 and previously served as our Senior Vice President, Corporate Development and Strategy beginning January 2017. Prior to his employment with our company, Mr. Bauer was the Senior Vice President and Chief Financial Officer of Pericom Semiconductor Corporation, a semiconductor company, from February 2014 until its sale to Diodes, Incorporated in November 2015 and, thereafter, assisted Diodes with the integration of Pericom until November 2016. Prior to that he was Chief Financial Officer of Exar Corporation, a semiconductor manufacturer, from June 2009 through December 2012, Corporate Controller from August 2004 to June 2009 and Operations Controller from February 2001 to August 2004. Previously, Mr. Bauer was Operations Controller at WaferTech LLC (a subsidiary of Taiwan Semiconductor Manufacturing Company Limited) from July 1997 to February 2001. Prior to WaferTech, he was at VLSI Technology for ten years where he held a variety of increasingly more senior finance roles culminating in his position as Director and Group Controller. Mr. Bauer received an M.B.A. from Santa Clara University and a B.S. in Business Administration from California Lutheran University.

Don Clegg serves as our Senior Vice President of Worldwide Sales. He previously served as our Vice President of Marketing and Worldwide Business Development. Mr. Clegg has been an employee since April 2006 and has held various senior sales and marketing roles with the Company during that time. Mr. Clegg started his career as a Design Engineer and evolved from Engineer to Vice President of Sales and Marketing working at several established and startup Silicon Valley system and semiconductor companies. Mr. Clegg graduated with high honors from Brigham Young University, where he earned a B.S. in Electrical Engineering.

George Kao serves as our Senior Vice President of Operations and previously served as our Vice President of Operations. Mr. Kao joined the Company in October 2016. Mr. Kao was Vice President of Operations of Pericom Semiconductor Corp. from October 2006 to September 2016. Mr. Kao served as a Chief Operating Officer of Orient Semiconductor Electronics Philippines, Inc., a subsidiary of Orient Semiconductor Electronics Ltd., from September 2003 to March 2006. Mr. Kao joined Orient Semiconductor Electronics Philippines, Inc. from Santa Clara-based Foveon after a 20-year career in technology in the United States that began at National Semiconductor. Mr. Kao holds a B.S. in Electrical Engineering from California State Polytechnic University.

David Weigand has served as our Senior Vice President, Chief Compliance Officer since May 2018. Prior to his employment with our company, Mr. Weigand was a Vice President at Hewlett Packard Enterprise (HPE) from November 2016 until April 2018 and served as Vice President, Tax at Silicon Graphics International, Inc., from September 2013 until its acquisition by HPE in November 2016. Prior to that he was Vice President, Chief Financial Officer of Renesas Electronics America, a semiconductor company formed by the merger of the semiconductor businesses of NEC Corporation, Hitachi and Mitsubishi Electric from October 2010 until April 2013, and Vice President, Controller of NEC Electronics America from October 2004 until September 2010. Mr. Weigand holds a M.S. degree in Taxation from the University of Hartford and a B.S. degree in Accounting from San Jose State University and is a Certified Public Accountant in California (Inactive).
Sara Liu co-founded Super Micro in September 1993, has been a member of our Board of Directors since March 2007 and currently serves as our Co-Founder, Senior Vice President, and a director. She has held a variety of positions with the Company, including Treasurer from inception to May 2019, Senior Vice President of Operations from May 2014 to February 2018, and Chief Administrative Officer from October 1993 to May 2019. From 1985 to 1993, Ms. Liu held accounting and operational positions for several companies, including Micro Center Computer Inc. Ms. Liu holds a B.S. in Accounting from Providence University in Taiwan. Ms. Liu is married to Mr. Charles Liang, our Chairman, President and Chief Executive Officer. Our Governance Committee concluded that Ms. Liu should serve on the Board based on her skills, experience, her general expertise in business and operations and her long familiarity with our company’s business.

Non-Management Directors

Laura Black has been a member of our Board of Directors since April 2012. Since March 1999, she has served as a Managing Director of Needham & Company, LLC, a full-service investment banking firm. At Needham, she has raised public and private equity capital for numerous technology companies and served as strategic financial advisor on multiple M&A transactions. From July 1995 to February 1999, she served as a Managing Director and Corporate Finance at Black & Company, a regional investment bank subsequently acquired by Wells Fargo Van Kasper. From July 1993 to June 1995, Ms. Black served as a Director for TRW Avionics & Surveillance Group where she evaluated acquisition candidates, managed direct investments and raised venture capital to back spin-off companies. From August 1983 to August 1992, she worked at TRW as an electrical engineer designing spread spectrum communication systems. Ms. Black holds a BSEE from University of California at Davis, a MSEE from Santa Clara University and a MS Management from Stanford. Our Governance Committee concluded that Ms. Black should serve on the Board based on her skills, experience and qualifications in capital finance, her financial literacy and her familiarity with technology businesses.

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

Hwei-Ming (Fred) Tsai has been a member of our Board of Directors since August 2006. Mr. Tsai served as an independent director of ANZ Bank (Taiwan) Limited, a wholly owned subsidiary of Australia and New Zealand Banking Group Limited from September 2013 to April 2019. Mr. Tsai has also served as an independent director of Dynapack International Technology Corporation, a public company in Taiwan, since June 2017. Mr. Tsai has been an independent business consultant since January 2010. Mr. Tsai served as Executive Vice President and Chief Financial Officer of SinoPac Bancorp, a financial holding company based in Los Angeles, California from February 2001 and August 2005, respectively, to December 2009. He also served as Senior Executive Vice President of Far East National Bank, a commercial bank that is held by SinoPac Bancorp from December 2002 to December 2009. Mr. Tsai holds a Master in Professional Accounting from the University of Texas at Austin and a B.A. in Accounting from National Taiwan University in Taiwan. Our Governance Committee concluded that Mr. Tsai should serve on the Board based on his skills, experience and qualifications in capital finance, his financial literacy and his familiarity with our company’s business.

Saria Tseng has been a member of our Board of Directors since November 2016. Ms. Tseng has served as Vice President of Strategic Corporate Development, General Counsel and Secretary of Monolithic Power Systems, Inc. a fabless manufacturer of high-performance analog and mixed-signal semiconductors since 2004. From 2001 to 2004, Ms. Tseng served as Vice President, General Counsel and Corporate Secretary of MaXXan Systems, an enterprise class storage network system. Previously, Ms. Tseng was an attorney at Gray Cary (now DLA Piper) and Jones Day. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China, Taiwan. She holds Master of Law degrees from the University of California at Berkeley and the Chinese Culture University in Taipei. Our Governance Committee concluded that Ms. Tseng should serve on the Board based on her skills, experience and qualifications in business and corporate law, her legal expertise and her familiarity with technology business.

Sherman Tuan has been a member of our Board of Directors since February 2007. Mr. Tuan is founder of PurpleComm, Inc. (doing business as 9x9.tv), a platform for connected TV, where he has served as Chief Executive Officer since January 2005 and Chairman of the Board since June 2003. From September 1999 to May 2002, he was director of Metromedia Fiber Network, Inc., a fiber optical networking infrastructure provider. Mr. Tuan was co-founder of AboveNet Communications, Inc., an internet connectivity solutions provider, where he served as President from March 1996 to January 1998, Chief Executive Officer from March 1996 to May 2002 and director from March 1996 to September 1999. Mr. Tuan holds a degree in Electrical Engineering from Feng-Chia University in Taiwan. Our Governance Committee concluded that Mr. Tuan should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his familiarity with our company’s business.

Tally Liu was appointed to our Board of Directors and our Audit Committee on January 30, 2019. Mr. Liu has been retired since 2015. Prior to his retirement, Mr. Liu was Chief Executive Officer of Wintec Industries, a supply chain solutions company for high-tech manufacturers, from 2012 to 2015. Prior to Wintec, Mr. Liu served as Chairman of the Board and Chief Executive Officer of Newegg, Inc., an internet consumer technology retailer, from 2008 to 2010, and as President of Newegg in 2008. Prior to Newegg, Mr. Liu held various positions with Knight Ridder Inc., including Vice President, Finance & Advance Technology and Vice President of Internal Audit. Mr. Liu served as President of the International Newspapers Financial Executives (INFE) for one year before it merged with other media associations. A Certified Public Accountant from 1982-2007, Mr. Liu is a member of the American Institute of Certified Public Accountants (AICPA) with retired status, and was previously a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Liu is also a Certified Information System Auditor (CISA) and Certified Information Security Manager (CISM), with non-practice status, with the Information Systems Audit and Control Association (ISACA) and has also been certified in Control Self-assessment (CCSA) by the Institute of Internal Auditors (IIA). After earning his BA of Commerce from National Chengchi University, Taipei, Taiwan, and MBA from Florida Atlantic University, Mr. Liu received executive leadership training at the Stanford Advanced Finance Program in 1986 and at Harvard Business School in the Advanced Management Program (AMP) in 1998. Mr. Liu is not related to any member of our Board of Directors or any of our officers.

Except for Mr. Charles Liang and Ms. Sara Liu who are married, there are no other family relationships among any of our directors or executive officers.

Composition of the Board

Our authorized number of directors is eight. There are currently eight directors. Our amended and restated certificate of incorporation provides for a classified Board of Directors divided into three classes. The members of each class are elected to serve a term expiring at the third succeeding annual meeting of stockholders after such election. Vacancies may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Alternatively, the Board of Directors, at its option, may reduce the number of directors, provided that no decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

The current composition of the Board of Directors is:

Class I Directors (terms expiring at the 2019 annual meeting)	Charles Liang Sherman Tuan Tally Liu
Class II Directors (1)	Laura Black Michael S. McAndrews
Class III Directors (1)	Sara Liu Hwei-Ming (Fred) Tsai Saria Tseng

(1) Because we did not, prior to the filing of this Annual Report on Form 10-K, file our Annual Reports on Form 10-K for fiscal years 2017 and 2018, we were unable to hold our 2017 and 2018 annual meetings. We are not able to hold an annual meeting until such time as we have filed all delinquent Annual Reports on Form 10-K and our Annual Report on Form 10-K for the most recently completed fiscal year. As such, while the Class II Directors’ terms were originally to expire at the 2017 annual meeting and the Class III Directors’ terms were originally to expire at the 2018 annual meeting, we expect that the Class II Directors and Class III Directors will not come up for election until the 2019 annual meeting.

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

Code of Ethics

We have adopted a “Code of Business Conduct and Ethics” that is applicable to all directors, executive officers and employees and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business. The “Code of Business Conduct and Ethics” is available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance.” Any substantive amendment or waiver of the Code relating to executive officers or directors will be made only after approval by our Board of Directors and will be promptly disclosed on our website within four business days.

Director Independence

Although our common stock is not currently listed on Nasdaq, we have endeavored to continue to operate in accordance with Nasdaq listing standards with respect to director independence requirements. The rules of Nasdaq generally require that a majority of the members of a listed company's board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company's audit committee, compensation committee, and nominating and corporate governance committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the listing requirements of The Nasdaq Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of The Nasdaq Stock Market.

The Board affirmatively determines the independence of each director and nominee for election as a director in accordance with Nasdaq listing standards.

Based on these standards, our Board of Directors has determined that five of its current eight members, Laura Black, Michael S. McAndrews, Hwei-Ming (Fred) Tsai, Saria Tseng, Sherman Tuan and Tally Liu, are "independent directors" under the applicable rules and regulations of the SEC and the listing requirements and rules of The Nasdaq Stock Market.

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
Board of Directors
Super Micro Computer, Inc.
c/o General Counsel
980 Rock Avenue
San Jose, California 95131

•	E-mail the Board of Directors at BODInquiries@supermicro.com

Communications that are intended specifically for the independent directors or non-management directors should be sent to the e-mail address or street address noted above, to the attention of the "Independent Directors."

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board and committee meetings. We encourage, but do not require, each Board member to attend our annual meeting of stockholders. Four of our directors attended our annual meeting of stockholders held during fiscal 2017. The Board of Directors held four meetings during fiscal year 2017, each of which were regularly scheduled meetings. The Board of Directors also acted by written consent one time during fiscal year 2017. All directors attended at least 75% of the meetings of the Board of Directors and of the committees on which they served during the time they served as a director in fiscal year 2017.

Board Leadership Structure

Our Chairman, Charles Liang, is also our Chief Executive Officer. The Board and our Nominating and Corporate Governance Committee (the "Governance Committee") believe that it is appropriate for Mr. Liang to serve as both the Chief Executive Officer and Chairman due to the relatively small size of our Board, and the fact that Mr. Liang is the founder of our company with extensive experience in our industry. We do not currently have a lead independent director.

Board Role in the Oversight of Risk

Our Board exercises oversight over our risk management activities, requesting and receiving reports from management. The Board of Directors exercises this oversight responsibility directly and through its committees. Our Board has delegated primary responsibility for oversight of risks relating to financial controls and reporting to our Audit Committee, which in turn reports to the full Board on such matters as appropriate. The Audit Committee also assists the Board in oversight of certain risks, particularly in the areas of internal controls over financial reporting, financial reporting and review of related party transactions.

Our management with oversight from our Compensation Committee has reviewed its compensation policies and practices with respect to risk-taking incentives and risk management and does not believe that potential risks arising from its compensation polices or practices are reasonably likely to have a material adverse effect on our company.

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board of Directors in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Governance Committee. In accordance with applicable Nasdaq listing standards, each of these committees is comprised solely of non-employee, independent directors. The charter for each committee is available at www.Supermicro.com by first clicking on “About Us” and then “Investor Relations” and then “Corporate Governance.” In January 2019, the Board of Directors approved amendments to the charters for each of the Audit Committee, the Compensation Committee and the Governance Committee, which amendments are reflected in the descriptions contained herein. The charter of each committee also is available in print to any stockholder who requests it. The following table sets forth the current members of each of the standing Board committees:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Laura Black (1)	Sherman Tuan (1)	Sherman Tuan
Michael S. McAndrews	Hwei-Ming (Fred) Tsai	Hwei-Ming (Fred) Tsai (1)
Hwei-Ming (Fred) Tsai	Saria Tseng	Saria Tseng
Tally Liu

__________________________

(1)	Committee Chairperson

Audit Committee

The Audit Committee has four members. The Audit Committee met nine times in fiscal year 2017, four of which were regularly scheduled meetings and five of which were special meetings. Our Board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing standards of Nasdaq and the rules of the SEC. Our Board of Directors has also determined that each member of our Audit Committee is an “audit committee financial expert” as defined under applicable SEC rules.

As outlined more specifically in the Audit Committee charter, the Audit Committee has, among other duties, the following responsibilities:

•	The appointment, compensation and retention of our independent auditors, and the review and evaluation of the auditors’ qualifications, independence and performance;

•	Oversees the auditors’ audit work and reviews and pre-approves all audit and non-audit services that may be performed by them;

•	Discusses with the independent auditor any audit problems or difficulties and management’s response;

•	Reviews and discusses with management press releases regarding our financial results, as well as financial information and earnings guidance provided to securities analysts and rating agencies;

•	Reviews and approves the planned scope of our annual audit;

•	Monitors the rotation of partners of the independent auditors on our engagement team as required by law;

•	Reviews our financial statements and discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements;

•	Reviews our critical accounting policies and estimates;

•	Oversees the adequacy of our financial controls;

•	Periodically reviews with management our disclosure controls and procedures and internal control over financial reporting;

•
Reviews and approves the internal audit function’s (i) audit plan, (ii) all major changes to the audit plan, (iii) the scope, progress and results of executing the internal audit plan, and (iv) the annual performance of the internal audit function

•	Reviews and approves all related party transactions;

•
Establishes and oversees procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters and oversees enforcement, compliance and remedial measures under our Code of Business Conduct and Ethics;

•	Initiate investigations and hire legal, accounting and other outside advisors or experts to assist the Audit Committee, as it deems necessary to fulfill its duties;

•
Periodically discusses with management our major financial risk exposures and steps management has taken to monitor and control the exposures, including our risk assessment and risk management guidelines and policies; and

•	Reviews and evaluates, at least annually, the adequacy of the Audit Committee charter and recommends any proposed changes to the Board of Directors for approval.

Compensation Committee

The Compensation Committee has three members and met four times in fiscal year 2017. The Compensation Committee is comprised solely of non-employee directors. Our Board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable Nasdaq listing standards.

As outlined more specifically in the Compensation Committee charter, the Compensation Committee has, among other duties, the following responsibilities:

•
Periodically reviews and advises our Board concerning our overall compensation philosophy, policies and plans, including a review and approval of a group of companies for executive compensation competitive comparisons, approval of target pay and performance objectives against this group, and monitoring of our executive compensation levels and their performance relative to this group;

•	Reviews and approves corporate goals and objectives relevant to compensation of the Chief Executive Officer and other executive officers;

•
Evaluates the performance of the Chief Executive Officer and other executive officers in light of those goals and objectives, including against the performance of executive officers at comparable companies, all while taking into account our risk management policies and practices;

•	Reviews and approves the compensation of the Chief Executive Officer and other executive officers;

•	Oversees the evaluation of our executive officers other than the Chief Executive Officer;

•	Reviews and approves the establishment and terms of our incentive compensation plans and equity compensation plans;

•
Monitors and assesses risks associated with our compensation policies, including whether such policies could lead to unnecessary risk-taking behavior, and consults with management regarding such risks;

•	Administers the issuance of restricted stock grants, stock options and other awards to executive officers, directors and other eligible individuals under our stock plans; and

•
Reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter and the adequacy of the compensation committee charter.

Nominating and Corporate Governance Committee

The Governance Committee has three members and met four times in fiscal year 2017. The Governance Committee is comprised solely of non-employee directors. Our Board has determined that each member of our Governance Committee meets the requirements for independence under the applicable Nasdaq listing standards.

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•	Identifies individuals qualified to become directors;

•	Evaluates and selects, or recommends to our Board of Directors, director nominees for each election of directors;

•	Develops and recommends to our Board of Directors criteria for selecting qualified director candidates in the context of the current make-up of the Board of Directors;

•	Considers any nominations of director candidates validly made by our stockholders;

•	Reviews committees’ structures and compositions and recommends to our Board of Directors concerning qualifications, appointment and removal of committee members;

•	Develops, recommends for approval by the Board of Directors and reviews on an ongoing basis the adequacy of the corporate governance principles applicable us;

•	Develops and recommends to our Board of Directors our Corporate Governance Guidelines;

•	Reviews, on a periodic basis, the adequacy of our Corporate Governance Guidelines and recommends any proposed changes to our Board of Directors;

•	Oversees compliance with our Corporate Governance Guidelines and reports on such compliance to our Board of Directors;

•	Assists the Board of Directors in the evaluation of our Board of Directors and each committee;
and

•	Periodically reviews the scope of responsibilities of the Governance Committee and the committee's performance of its duties.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2017 transactions in our common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2017, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the Board of Directors or greater than 10% stockholders during such fiscal year, other than one late report made by each of Howard Hideshima, Phidias Chou, Sherman Tuan and Yih-Shyan (Wally) Liaw in each case with respect to one transaction except for Phidias Chou who had two transactions, and two late reports made by Charles Liang and Sara Liu, in each case with respect to one transaction.

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this section we provide an explanation and analysis of the material elements of the compensation provided to our Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers who were serving as executive officers at the end of our fiscal year 2017 (collectively referred to as our “named executive officers”). Those named executive officers and their positions during the fiscal year 2017 were:

Charles Liang	President, Chief Executive Officer and Chairman of the Board
Howard Hideshima	Former Senior Vice President, Chief Financial Officer
Phidias Chou	Former Senior Vice President, Worldwide Sales
Yih-Shyan (Wally) Liaw	Former Senior Vice President of International Sales, Corporate Secretary and Director
Sara Liu	Senior Vice President of Operations, Chief Administrative Officer, Treasurer and Director

Messrs. Hideshima, Chou and Liaw resigned effective January 30, 2018. They did not receive any severance or other enhanced benefits in connection with their terminations of employment.

Process Overview

The Compensation Committee of the Board of Directors discharges the Board of Directors’ responsibilities relating to compensation of all of our executive officers. The Compensation Committee is comprised of three non-employee directors, all of whom are independent pursuant to the applicable listing rules of NASDAQ, Rule 16b-3 under the Exchange Act, and Section 162(m) of the Internal Revenue Code (“Code”).

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of our Chief Financial Officer. Committee meetings are regularly attended by our Chief Financial Officer and our General Counsel. However, our Chief Financial Officer does not attend the portion of meetings during which his own performance or compensation is being discussed. Our Chief Financial Officer and General Counsel support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In August 2016, as part of making an overall assessment of each individual’s role and performance, and structuring our compensation programs for fiscal year 2017, the Compensation Committee reviewed recommendations of management as well as publicly available peer group compensation data.

Compensation Philosophy and Objectives

It is the Compensation Committee’s philosophy to link the named executive officers’ compensation to corporate performance. The base salary, quarterly bonuses and equity award grants of the named executive officers are determined in part by the Compensation Committee reviewing data on prevailing compensation practices of comparable technology companies with whom we compete for executive talent, and evaluating such information in connection with our corporate goals and compensation practices. Our compensation philosophy has been unchanged over the last several years.

The Compensation Committee considers various sources of competitive data when determining executive compensation levels, including compensation data from a sampling of public companies and public compensation surveys obtained from Radford, an Aon Hewitt company. For fiscal year 2017 compensation decisions, the sample of companies consisted of the following, which were the same companies in our peer group for fiscal year 2016 compensation decisions:

Brocade Communications Systems, Inc.	Infinera Corporation
Cray, Inc.	NetApp, Inc.
Extreme Networks, Inc.	Netgear, Inc.

In selecting the companies for inclusion in the sample, the following factors were considered: industry, net revenues, operating income and whether the company may compete against us for executive talent. These companies ranged in annual revenue from approximately $528.4 million to $5.5 billion. For fiscal years 2017 and 2016, our net sales were $2.5 billion and $2.2 billion, respectively.

The Compensation Committee does not seek to specifically benchmark compensation based upon the sample companies reviewed nor does the Compensation Committee employ any other formulaic process in making compensation decisions. Rather, the Compensation Committee uses its subjective judgment based upon a review of all information, including an annual review for each officer of his or her level of responsibility, contributions to our financial results and our overall performance. The Compensation Committee makes a generalized assessment of these factors and this information is not weighted in any specific manner.

The compensation arrangements for several of our named executive officers, including our Chief Executive Officer, were significantly below median compensation levels for similar positions at comparable companies. This is principally due to the high level of stock ownership held by such persons. In the future, we may need to increase our recruiting of new executives from outside of our company. This in turn may require us to pay higher compensation closer to or in excess of that typically paid by comparable companies.

Finally, we believe that creating stockholder value requires not only managerial talent but active participation by all employees. In recognition of this, we try to minimize the number of compensation arrangements that are distinct or exclusive to our named executive officers. We currently provide base salary, quarterly bonuses and long-term equity incentive compensation to a considerable number of our domestic employees and international employees, in addition to our executive officers.

The Role of Stockholder Say-on-Pay Votes

Our Board of Directors, the Compensation Committee and our management value the opinions of our stockholders. At our annual meeting of stockholders held on March 1, 2017 (the "2016 Annual Meeting"), we provided our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the proxy statement for our 2016 Annual Meeting. At the meeting, 40,503,998 shares or approximately 99.2% of the stockholders who were present and entitled to vote on this “say-on-pay” proposal approved the compensation of our named executive officers, while only 41,966 or approximately 0.1% voted against (with approximately 280,370 shares or approximately 0.7% abstaining). 5,961,842 shares held by brokers were not entitled to vote with respect to this proposal. Although the advisory stockholder vote on named executive officer compensation is non-binding, the Compensation Committee has considered and expects to continue to consider the outcome of the vote when making future compensation decisions for named executive officers. In determining executive compensation for fiscal year 2017, our Compensation Committee took into account the results of the 2016 Annual Meeting stockholder advisory vote to approve executive compensation, particularly the strong support expressed by our stockholders, as one of the many factors considered in deciding that our compensation policies and procedures for 2017 should largely remain consistent with our policies and procedures in prior years. 40.5 million shares for 0.3 million abstention 6.0 million non-votes.

Role of Executive Officers in the Compensation Process

Management provides recommendations to the Compensation Committee on issues such as compensation program design, and evaluations of executive and our performance. In fiscal year 2017, the Compensation Committee also had access to competitive data collected by management. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our executive officers rests with the Compensation Committee and the Board.

Fiscal Year 2017 Named Executive Officer Compensation Components

For fiscal year 2017, the principal components of compensation for our executive officers were:

•	Base salary;

•	Quarterly bonus; and

•	Equity-based incentive compensation.

Base Salary. Base salaries for our executive officers other than the Chief Executive Officer are determined annually by the Compensation Committee based upon recommendations by our Chief Executive Officer, taking into account such factors as salary norms in comparable companies and publicly available data regarding compensation increases in the industry, a subjective assessment of the nature of the position and an annual review of the contribution and experience of each executive officer. For the Chief Executive Officer, the Compensation Committee considers substantially the same type of information, as well as our size and the Chief Executive Officer’s overall stock ownership.

In August 2016, the Compensation Committee met to review the base salaries of our named executive officers for fiscal year 2017. In determining base salaries for fiscal year 2017, the Compensation Committee decided to provide no base salary adjustments for our named executive officers.

	Principal Position During Fiscal Year 2017	Fiscal 2016 Base Salary Rate	Fiscal 2017 Base Salary Rate	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$365,160	$365,160	—%
Howard Hideshima	Former Senior Vice President and Chief Financial Officer	$322,023	$322,023	—%
Phidias Chou	Former Senior Vice President, Worldwide Sales	$287,317	$287,317	—%
Yih-Shyan (Wally) Liaw	Former Senior Vice President, International Sales, Corporate Secretary and Director	$233,327	$233,327	—%
Sara Liu	Senior Vice President of Operations, Chief Administrative Officer, Treasurer and Director	$238,156	$238,156	—%

Quarterly Bonus. Our quarterly cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Quarterly bonuses for executive officers are subject to approval by the Compensation Committee. Bonuses are not awarded based upon any specific plan or formula, but are subjectively determined based upon our performance during the quarter and the individual’s contributions. Historically these bonuses have ranged from zero to an amount equal to two weeks of base salary. For fiscal year 2017, approximately two weeks of base salary ($10,000) was granted to Mr. Chou in the aggregate as a one-time bonus in recognition of him reaching his first quarter 2017 sales target. None of the other named executive officers received any quarterly bonuses for fiscal 2017.

Other Bonus. Year-end gifting bonuses of $650 were granted to each named executive officer under a company-wide program that all employees participated in.

Equity-Based Incentive Compensation. Stock options and other equity-based awards are an important component of the total compensation of executive officers. We believe that equity-based awards align the interests of each executive with those of our stockholders. They also provide executive officers a significant, long-term interest in our success and help retain key executive officers in a competitive market for executive talent. Our 2016 Equity Incentive Plan authorizes the Compensation Committee to grant stock options and other equity-based awards to executive officers. The number of shares owned by, or subject to equity-based awards held by, each executive officer is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance of the executive and the relative holdings of other executive officers. The stock options and restricted stock unit awards granted to executive officers by the Compensation Committee generally vest over periods of four years subject to continued service with our company, and stock options expire no later than ten years from the date of grant. The stock options and restricted stock unit awards vest as to 25% of the shares on the first anniversary of the vesting commencement date and as to 1/16th of the shares per quarter thereafter.

The Compensation Committee has historically granted equity awards to employees on a two-year cycle. In August 2016, the Compensation Committee approved a grant of 12,500 stock options and 5,630 RSUs to Mr. Hideshima, based on the Compensation Committee’s review of all employee grant levels and on the recommendation of the Chief Executive Officer. No equity grants were made to any other named executive officer in fiscal year 2017 as none of the other named executive officers were eligible for a two-year refresh grant in fiscal year 2017.

Stock Ownership Guidelines

Other than as discussed below under “Stock Retention Policy,” we currently do not require our directors or executive officers to own a particular amount of our common stock. The Compensation Committee is satisfied that stock and option holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders. Our insider trading policy prohibits any of our directors, executive officers, employees or contractors from engaging in any transactions in publicly-traded options, such as puts and calls, and other derivative securities, including any hedging or similar transaction, with respect to our common stock.

Stock Retention Policy

We have adopted a stock retention policy which requires that our Chief Executive Officer hold a significant portion of the shares of our common stock acquired under our equity incentive plan for at least 36 months. Under the policy, the Chief Executive Officer must retain at least 50% of all “net” shares received (“net” shares mean those shares remaining after the sale or withholding of shares in payment of the exercise price, if applicable, and withholding taxes) for at least 36 months following the date on which an equity award is vested, settled or exercised.

Recoupment Policy

We established a Recoupment Policy that is applicable to our executive officers. Under the policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under United States securities laws, the Compensation Committee shall be entitled to recover from any current or former executive officer any excess incentive-based compensation received by such person during the three-year period prior to the date on which we are required to prepare the restatement. This policy applies to both equity-based and cash-based incentive compensation awards. The “excess incentive-based compensation” is the difference between the actual amount that was paid, and the amount that would have been paid under the restated financial results.

As indicated in the Explanatory Note, the consolidated financial statements included in this Annual Report on Form 10-K have been restated. The Board of Directors intends to undertake an analysis of whether any excess incentive-based compensation was paid to any of our executive officers or former executive officers. If the Board of Directors determine that any excess incentive-based compensation was paid to executives, the recoupment of the incentive-based compensation would be immaterial.

Other Benefits

Health and Welfare Benefits

Our executive officers receive the same health and welfare benefits as are offered to our other employees, including medical, dental, vision, life, accidental death and dismemberment, disability, flexible spending accounts and holiday pay. The same contribution amounts, percentages and plan design provisions are applicable to all employees.

Retirement Program

Our executive officers may participate in the same tax-qualified, employee-funded 401(k) plan that is offered to all our other employees. We do not maintain a supplemental executive retirement plan, nor do we offer any defined benefit retirement plans to our executive officers.

Perquisites

We do not provide special benefits or other perquisites to any of our named executive officers.

Employment Arrangements, Severance and Change of Control Benefits

We have not entered into employment agreements with any of our named executive officers. Messrs. Hideshima, Chou and Liaw had, and Ms. Liu currently has, a signed offer letter which provides for at-will employment. The offer letter provides for salary, stock options and right to participate in our employee benefit plans. We do not have any written employment arrangements with Mr. Liang. We do not have any arrangements with any of our executive officers that provide for any severance or other benefits in the event of termination or change of control of our company.

Tax and Accounting Treatment of Compensation

In our review and establishment of compensation programs and payments, we consider, but do not place great emphasis on, the anticipated accounting and tax treatment of our compensation programs to us and our executive officers. While we may consider accounting and tax treatment, these factors alone are not dispositive. Among other factors that receive greater consideration are the net costs to us and our ability to effectively administer executive compensation in the short and long-term interests of stockholders.

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), generally limits a company’s ability to deduct for tax purposes compensation in excess of $1.0 million paid in any single tax year to certain executive officers (and, beginning in 2018, certain former executive officers). Prior to what is referred to as the 2017 Tax Reform Act, compensation deemed to be performance-based in accordance with Section 162(m) could be exempt from this $1.0 million limitation, and compensation paid to the chief financial officer was not subject to the deductibility limitation of Section 162(m). We continue to evaluate the impact of the 2017 Tax Reform Act for its potential impact on our company. Regardless of that impact, however, we will continue to design and maintain executive compensation arrangements that we believe will attract and retain the executive talent that we need to compete successfully, even if in certain cases such compensation is not deductible for federal income tax purposes. In addition, because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m), as in effect prior to 2018, will in fact be deductible.

We account for equity compensation paid to our employees in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock-Compensation (“ASC Topic 718”), which requires us to estimate and record expenses for each award of equity compensation over the service period of the award.

We intend that our plans, arrangements and agreements will be structured and administered in a manner that complies with (or is exempt from) the requirements of Section 409A of the Code. Participation in, and compensation paid under, our plans, arrangements and agreements may, in certain instances, result in the deferral of compensation that is subject to the requirements of Section 409A. If our plans, arrangements and agreements as administered fail to meet certain requirements under or exemptions from Section 409A, compensation earned thereunder may be subject to immediate taxation and tax penalties.

Summary

The Committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our executive officers’ interests with those of our stockholders. The Committee also believes that the compensation of our executive officers is both appropriate and responsive to the goal of building stockholder value.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with our management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

This report has been furnished by the Compensation Committee.

Sherman Tuan, Chair
Hwei-Ming (Fred) Tsai
Saria Tseng

Fiscal Year 2017 Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended 2017, 2016 and 2015 of each person who was a named executive officer during fiscal year 2017.

FISCAL YEAR 2017 SUMMARY COMPENSATION TABLE

Name and Principal Position During Fiscal Year 2017	Year	Salary ($)(1)	Bonus ($)(2)		Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Charles Liang	2017	386,212	$650		$—	$—	$—	$—	$—	$386,862
President, Chief Executive Officer and Chairman of the Board	2016	363,776	—		—	—	—	—	—	363,776
	2015	367,528	7,607		—	2,607,616	—	—	—	2,982,751

Howard Hideshima	2017	330,681	650		115,640	116,092	—	—	1,500	564,563
Senior Vice President and Chief Financial Officer	2016	322,646	—	—	—	—	—	—	—	322,646
	2015	315,816	6,990		—	403,580	—	—	—	726,386

Phidias Chou	2017	299,461	10,650		—	—	—	—	—	310,111
Senior Vice President, Worldwide Sales	2016	286,747	3,416		137,160	138,000	—	—	—	565,323
	2015	300,278	6,446		—	—	—	—	—	306,724

Yih-Shyan (Wally) Liaw	2017	246,105	650		—	—	—	—	—	246,755
Senior Vice President, International Sales, Corporate Secretary and Director	2016	232,864	—		109,959	105,089	—	—	—	447,912
	2015	247,271	5,422		—	—	—	—	—	252,693

Sara Liu	2017	244,558	650		—	—	—	—	—	245,208
Senior Vice President and Chief Administrative Officer, Treasurer and Director	2016	237,253	—		110,484	113,961	—	—	—	461,698
	2015	230,546	5,309		—	—	—	—	—	235,855

________________

(1)	Amounts disclosed under "Salary" includes leave pay earned by the named executive officers.

(2)	Amounts disclosed under “Bonus” reflect the discretionary cash bonuses earned by the named executive officers.

(3)
Amounts represent the grant date fair value of restricted stock unit awards calculated in accordance with ASC Topic 718, and are based on the closing market price of our common stock on the date of grant.

(4)
Amounts represent the grant date fair value of each stock option award calculated in accordance with ASC Topic 718, using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Part II, Item 8, Note 12 “Stock-based Compensation and Stockholders’ Equity” to our consolidated financial statements for the fiscal year 2017 included in this Annual Report on Form 10-K.

(5)	Amounts disclosed under “All Other Compensation” reflect payments made by our company in connection with medical and dental benefit waivers.

Fiscal Year 2017 Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2017 to each person who was a named executive officer during fiscal year 2017. Except for Mr. Hideshima, no other named executive officer received a plan-based award during fiscal year 2017.

FISCAL YEAR 2017 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Charles Liang	—	—		—		$—	$—
Howard Hideshima	8/3/2016	5,630	(2)	—		$—	$115,640
	8/3/2016	—		12,500	(3)	20.54	116,092
Phidias Chou	—	—		—		$—	—
Yih-Shyan (Wally) Liaw	—	—		—		$—	—
Sara Liu	—	—		—		$—	—

__________________________

(1)	Represents the fair value of each stock option and restricted stock unit awards as of the date of grant, computed in accordance with ASC Topic 718.

(2)
These time-based restricted stock units generally vest at the rate of 25% on May 22, 2017 and 1/16th per quarter thereafter, such that the underlying shares are expected to be fully vested on May 22, 2020. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(3)
This stock option generally vests at the rate of 25% on May 8, 2017 and 1/16th per quarter thereafter, such that the awards are expected to be fully vested on May 8, 2020. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table provides information concerning the outstanding equity-based awards as of June 30, 2017, held by each person who was a named executive officer for fiscal year 2017, including with respect to stock options, the option exercise price and expiration dates for each award.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Charles Liang	720,000		—		$10.66	3/4/2019
	132,000		—		$18.59	4/25/2021
	231,260		—		$20.70	1/21/2023
	104,218	(2)	62,532	(2)	$35.07	1/19/2025
Howard Hideshima	10,886		—		$13.61	8/2/2020
	56,614		—		$13.61	8/2/2020
	8,690		—		$12.50	8/6/2022
	37,810		—		$12.50	8/6/2022
	5,445	(3)	1,815	(3)	$26.75	8/4/2024
	20,055	(4)	6,685	(4)	$26.75	8/4/2024
	1,669	(5)	5,010	(5)	$20.54	8/3/2026
	1,455	(6)	4,366	(6)	$20.54	8/3/2026
							4,223	(7)	104,097
Phidias Chou	6,500		—		$5.53	4/29/2019
	18,970		—		$8.36	10/26/2019
	31,030		—		$8.36	10/26/2019
	6,150		—		$15.22	10/24/2021
	32,850		—		$15.22	10/24/2021
	16,150	(8)	1,077	(8)	$14.23	10/21/2023
	15,724	(9)	1,049	(9)	$14.23	10/21/2023
	2,129	(10)	2,741	(10)	$25.40	10/21/2025
	3,118	(11)	4,012	(11)	$25.40	10/21/2025
							3,375	(12)	83,194
Yih-Shyan (Wally) Liaw	10,635		—		$7.46	4/28/2018
	10,275		—		$7.46	4/28/2018
	10,079		—		$13.61	8/2/2020
	7,671		—		$13.61	8/2/2020
	8,687		—		$17.29	4/23/2022
	18,313		—		$17.29	4/23/2022
	6,127	(13)	1,415	(13)	$18.93	4/21/2024
	12,559	(14)	2,899	(14)	$18.93	4/21/2024
	1,596	(15)	3,514	(15)	$28.71	4/27/2026
	1,058	(16)	2,332	(16)	$28.71	4/27/2026
							2,873	(17)	70,819
Sara Liu	19,615		—		$11.81	1/25/2020
	16,285		—		$11.81	1/25/2020
	29,000		—		$17.09	1/23/2022
	20,125	(18)	2,875	(18)	$17.96	1/20/2024
	3,375	(19)	5,625	(19)	$27.28	1/27/2026
							2,785	(20)	68,650

__________________________

(1)	Represents the closing stock price per share of our common stock as of June 30, 2017 ($24.65) multiplied by the number of shares underlying RSUs that had not vested as of June 30, 2017.

(2)	Option generally vested at the rate of 25% on November 1, 2015 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on November 1, 2018.

(3)
Option (ISO) generally vested at the rate of 25% on May 8, 2015 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on May 8, 2018. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(4)
Option (NQ) generally vested at the rate of 25% on May 8, 2015 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on May 8, 2018. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(5)
Option (ISO) generally vested at the rate of 25% on May 8, 2017 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on May 8, 2020. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(6)
Option (NQ) generally vested at the rate of 25% on May 8, 2017 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on May 8, 2020. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(7)	RSUs generally vested at the rate of 25% on May 22, 2017 and 1/16th per quarter thereafter, such that the underlying shares are expected to be fully vested on May 22, 2020.

(8)	Option (ISO) generally vested at the rate of 25% on September 13, 2014 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on September 13, 2017.

(9)	Option (NQ) generally vested at the rate of 25% on September 13, 2014 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on September 13, 2017.

(10)
Option (ISO) generally vested at the rate of 25% on September 13, 2016 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on September 13, 2019. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(11)
Option (NQ) generally vested at the rate of 25% on September 13, 2016 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on September 13, 2019. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(12)	RSUs generally vested at the rate of 25% on November 10, 2016 and 1/16th per quarter thereafter, such that the underlying shares are expected to be fully vested on November 10, 2019.

(13)
Option (ISO) generally vested at the rate of 25% on March 30, 2015 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on March 30, 2018. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(14)
Option (NQ) generally vested at the rate of 25% on March 30, 2015 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on March 30, 2018. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(15)
Option (ISO) generally vested at the rate of 25% on March 29, 2017 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on March 29, 2020. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(16)
Option (NQ) generally vested at the rate of 25% on March 29, 2017 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on March 29, 2020. Any unvested equity awards were forfeited upon termination of employment on January 30, 2018.

(17)	RSUs generally vested at the rate of 25% on May 10, 2017 and 1/16th per quarter thereafter, such that the underlying award is expected to be fully vested on May 10, 2020.

(18)	Option generally vested at the rate of 25% on December 12, 2014 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on December 12, 2017.

(19)	Option generally vested at the rate of 25% on December 12, 2016 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on December 12, 2019.

(20)	RSUs generally vested at the rate of 25% on February 10, 2017 and 1/16th per quarter thereafter, such that the award is expected to be fully vested on February 10, 2020.

Option Exercises and Stock Vested During Fiscal Year 2017

The following table sets forth the dollar amounts realized by each person who was a named executive officer during fiscal year 2017 pursuant to the exercise or vesting of equity-based awards during fiscal year 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	—	$—	—	$—
Howard Hideshima	63,126	$749,544	1,407	$34,260
Phidias Chou	11,000	$212,554	2,025	$49,392
Sara Liu	25,000	$500,871	1,265	$33,029
Yih-Shyan (Wally) Liaw	20,000	$281,000	957	$23,112

__________________________

(1)	Based on the difference between the sales price of our common stock at the time of exercise and the exercise price.

(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

Pension and Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation arrangements or pension plans. As such, the Pension Benefits disclosure and Nonqualified Deferred Compensation disclosure are omitted from this Annual Report on Form 10-K.

Potential Payments Upon Termination or Change of Control

We do not currently and did not during fiscal year 2017 have any arrangements with any of our executive officers that provide for any severance or other benefits in the event of termination or change of control of our company.

Director Compensation

Under our director compensation policy in effect for fiscal year 2017, we reimburse non-employee directors for reasonable expenses in connection with attendance at Board and committee meetings. Our non-employee directors receive an annual retainer of $40,000, payable quarterly. In addition, the Chairperson of our Audit Committee receives an additional annual retainer of $25,000, the Chairperson of each of our Compensation Committee and Nominating and Corporate Governance Committee receives an additional annual retainer of $5,000 and each director serving in a non-chairperson capacity on our standing Board committees receives an additional annual retainer of $2,500 per committee, payable quarterly.

Non-employee directors also are eligible to receive stock options under our 2016 Equity Incentive Plan. Under the policy, non-employee directors are granted an initial option to purchase 18,000 shares upon first becoming a member of our Board of Directors. A non-employee director serving as Chairperson of the Audit Committee receives an additional initial grant of an option to purchase 12,000 shares. Non-employee directors serving as Chairperson of the Compensation or Nominating and Corporate Governance Committees receive an additional initial grant of an option to purchase 2,000 shares. Each of these initial options generally vests and becomes exercisable over four years, with the first 25% of the shares subject to each initial option generally vesting on the first anniversary of the date of grant and the remainder generally vesting quarterly thereafter. Immediately after each of our annual meetings of stockholders, each non-employee director is granted an option to purchase 4,500 shares of our common stock, the Audit Committee Chairperson is granted an additional annual option to purchase 3,000 shares of our common stock and the Chairperson of each of the Compensation and Nominating and Corporate Governance Committees is granted an additional annual option to purchase 500 shares of our common stock. These options will vest and become exercisable generally on the first anniversary of the date of grant or immediately prior to our annual meeting of stockholders, if earlier.

The options granted to non-employee directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and will become fully vested if we undergo a change of control. Annual grants will be reduced proportionally if the person does not serve for the full year after the annual grant.

The following table shows for the fiscal year ended June 30, 2017 certain information with respect to the compensation of all of our non-employee directors who served in such capacity during the fiscal year ended June 30, 2017:

FISCAL YEAR 2017 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Total ($)
Laura Black	$65,000	—	$83,700	$148,700
Michael McAndrews	$42,500	—	$50,220	$92,720
Hwei-Ming (Fred) Tsai	$50,000	—	$55,800	$105,800
Saria Tseng	$33,750	—	$229,049	$262,799
Sherman Tuan	$47,500	—	$55,800	$103,300

__________________________

(1)	This column represents annual director fees, non-employee committee chairman fees and other committee member fees earned in fiscal year 2017.

(2)
The dollar amount in this column represents the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718, using the Black Scholes option-pricing model. On March 1, 2017 each of Ms. Black and Messrs. McAndrews, Tsai and Tuan were granted options to purchase 7,500, 4,500, 5,000 and 5,000 shares, respectively, with the grant date fair values set forth in the table above. In connection with her initial appointment to the Board, on November 4, 2016, Ms. Tseng received an initial option to purchase 18,000 shares with a grant date fair value of $9.93 and on March 1, 2017 she received an additional option to purchase 4,500 shares with a grant date fair value of $11.16. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Item II, Part 8, Note 12, “Stock-based Compensation and Stockholders’ Equity” to our consolidated financial statements for the fiscal year 2017 included in this Annual Report on Form 10-K.

The table below sets forth the aggregate number of shares underlying option awards held by our non-employee directors as of June 30, 2017. None of the non-employee directors held any unvested stock awards as of June 30, 2017.

Name	Option Awards
Laura Black	31,500
Michael McAndrews	27,000
Hwei-Ming (Fred) Tsai	50,000
Saria Tseng	22,500
Sherman Tuan	51,500

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of our company or had any relationship with our company requiring disclosure. In addition, during fiscal year 2017, none of our executive officers served as a member of the Board of Directors or Compensation Committee of any other entity that has one or more executive officers who served on our Board of Directors or Compensation Committee. Saria Tseng, Hwei-Ming (Fred) Tsai and Sherman Tuan served on the Compensation Committee in fiscal year 2017.
Compensation Program Risk Assessment

We have assessed our compensation programs and have concluded that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us. We concluded that our compensation policies and practices do not encourage excessive or inappropriate risk-taking. We believe our programs are appropriately designed to encourage our employees to make decisions that result in positive short-term and long-term results for our business and our shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2019 by:

•	Each of the named executive officers during Fiscal Year 2017;

•	Each of our directors;

•	All directors and executive officers as a group; and

•	All person known to us beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	8,330,684	16.5%
Howard Hideshima(5)	149,655	*
Phidias Chou(6)	136,247	*
Sara Liu(7)	8,330,684	16.5%
Yih-Shyan (Wally) Liaw(8)	1,721,895	3.4%
Laura Black(9)	31,500	*
Michael S. McAndrews(10)	27,000	*
Hwei-Ming (Fred) Tsai(11)	290,000	*
Saria Tseng(12)	15,750	*
Sherman Tuan(13)	47,650	*
All directors and executive officers as a group (13 persons)(14)	10,802,799	21.1%
5% Holders Not Listed Above:
Dimensional Fund Advisors (15)	3,355,723	6.7%
__________________________
*Represents beneficial ownership of less than one percent of the outstanding shares of common stock

(1)
Except as otherwise indicated, to our knowledge the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws applicable and to the information contained in the footnotes to this table.

(2)	Under the SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or RSUs subject to vesting.

(3)
Calculated on the basis of 49,881,914 shares of common stock outstanding as of March 31, 2019, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after March 31, 2019 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.

(4)
Includes 612,614 options exercisable within 60 days after March 31, 2019. Also includes 3,175,002 shares jointly held by Mr. Liang and Sara Liu, his spouse, 472,425 shares held directly by Ms. Liu and 95,465 options exercisable or restricted stock units subject to vesting, both within 60 days after March 31, 2019. See footnote 8.

(5)	Includes 148,435 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2019.

(6)	Includes 136,427 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2019.

(7)
Includes 95,465 options exercisable or restricted stock units subject to vesting, both within 60 days after March 31, 2019. Also includes 3,175,002 shares jointly held by Ms. Liu and Mr. Liang, her spouse, 3,969,793 shares held by Charles Liang, Ms. Liu’s spouse and 612,614 shares issuable upon the exercise of options held by Mr. Liang and exercisable within 60 days after March 31, 2019. See footnote 4.

(8)
Includes 70,027 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2019. 1,582,597 shares held by Liaw Family Trust, for which Mr. Liaw and his spouse serve as trustees, 24,256 shares held by Mr. Liaw’s daughters and 44,177 shares held by Mrs. Liaw.

(9)	Includes 31,500 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2019.

(10)	Includes 27,000 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2019.

(11)	Includes 40,000 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2019.

(12)	Includes 15,750 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2019.

(13)	Includes 40,000 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2019.

(14)	Includes 10,795,299 options exercisable or restricted stock units subject to vesting, both within 60 days after March 31, 2019.

(15)	The information with respect to the holdings of Dimensional Fund Advisors LP ("Dimensional Fund Advisors") is
based solely on Schedule 13G filed on February 8, 2019 by Dimensional Fund Advisors. Dimensional Fund Advisors
has the sole power to dispose or to direct the disposition of all of such shares. Dimensional Fund Advisors has the sole power to direct the vote of 3,355,723 of such shares. The address for Dimensional Fund Advisors is Building One,
6300 Bee Cave Road, Austin, Texas 78746.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 2006 Equity Incentive Plan and the 2016 Equity Incentive Plan, both of which have been approved by our stockholders. We no longer grant any equity-based awards under the 2006 Equity Incentive Plan. The following table sets forth information regarding outstanding options and RSUs and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,602,016	$17.19	2,785,792
Equity compensation plans not approved by security holders	—	—	—
Total	9,602,016	$17.19	2,785,792
__________________________

(1)	This number includes 8,375,659 shares subject to outstanding options and 1,226,357 shares subject to outstanding RSU awards.

(2)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(3)	The weighted-average remaining contractual term of our outstanding options as of June 30, 2017 was 4.37 years.

Item 13.        Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Procedures for Approval of Related Person Transactions

Pursuant to our Audit Committee charter, the Audit Committee has the responsibility for the review and approval of any related person transactions; provided that if the matter or transaction involves employment or compensation terms for services to our company, including retention or payment provisions relating to expert services, then it is presented to the Compensation Committee. In approving or rejecting a proposed transaction, or a relationship that encompasses many similar transactions, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee approves only those transactions that, in light of known circumstances are not inconsistent with our best interests, as the Audit Committee determines in the good faith exercise of its discretion. In addition, we annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions as such term is defined by SEC rules and regulations. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

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

Equity-Based Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option and restricted stock unit grants to our directors and named executive officers in fiscal year 2017.

Employment Relationships

Hung-Fan (Albert) Liu, who is a brother of Sara Liu, our Co-Founder and Senior Vice President and a director, was employed in our operations organization in San Jose, California. Mr. Liu received a total compensation of approximately $262,000 in fiscal year 2017. The total compensation includes salary, bonus and equity awards.

Shao Fen (Carly) Kao, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, was employed in our finance and accounting organization in San Jose, California. Ms. Kao received total compensation of approximately $122,000 in fiscal year 2017. The total compensation includes salary, bonus and equity awards.

Transactions with Ablecom and Compuware

We have entered into a series of agreements with Ablecom Technology Inc. ("Ablecom"), a Taiwan corporation, and one of its affiliates, Compuware Technology, Inc ("Compuware"). Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board of Directors, and owns approximately 0.4% of our common stock. Charles Liang served as a Director of Ablecom during our fiscal 2006, but is no longer serving in such capacity. In addition, Charles Liang and Sara Liu, his spouse, who is also an officer and director of ours, collectively own approximately 10.5% of Ablecom’s capital stock, while Steve Liang and other family members owned approximately 36.0% and 36.0% of Ablecom at June 30, 2017 and 2016, respectively. Bill Liang, a brother of both Charles Liang and Steve Liang, also is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. None of the Company, Charles Liang or Sara Liu own any capital stock of Compuware.

We have a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, we outsource a portion of our design activities and a significant part of our manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to our specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. We have agreed to pay for the cost of chassis and related product tooling and engineering services and will pay for those items when the work has been completed.

We entered into a distribution agreement with Compuware, under which we appointed Compuware as a non-exclusive distributor of our products in Taiwan, China and Australia. We believe that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements we have with similar third-party distributors.

We have also entered into a series of agreements with Compuware, including a multiple product development, production and service agreements, product manufacturing agreements, and lease agreements for office space. Under these agreements, we outsource to Compuware a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. With respect to design activities, Compuware generally agrees to design certain agreed-upon products according to our specifications, and further agrees to build the tools needed to manufacture the products. We pay Compuware for the design and engineering services, and further agree to pay Compuware for the tooling.

We retain full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of materials needed to manufacture the power supplies from outside markets and uses these materials to manufacture the products and then sell to us. We review and frequently negotiate with Compuware the prices of the power supplies the we purchase from Compuware. Compuware also manufactures motherboards, backplanes and other components used on our printed circuit boards. We sell to Compuware most of the components needed to manufacture the above products. Compuware uses these components to manufacture and then sells back the products to us at a purchase price equal to the price at which we sold the components to Compuware, plus a “manufacturing value added” fee and other miscellaneous material charges and costs. We frequently review and negotiate with Compuware the amount of the “manufacturing value added” fee that will be included in the price of the products we purchase from Compuware.

Ablecom’s sales to us comprise a substantial majority of Ablecom’s net sales. For fiscal years ended June 30, 2017, 2016 and 2015, we purchased products from Ablecom totaling $118.5 million, $117.6 million and $123.1 million, respectively. Amounts owed to Ablecom by us as of June 30, 2017 and 2016, were $30.8 million and $29.8 million, respectively. For the fiscal years ended June 30, 2017, 2016 and 2015, we paid Ablecom $5.2 million, $7.8 million and $4.9 million, respectively, for design services, tooling assets and miscellaneous costs.

Compuware’s sales of our products to others comprise a majority of Compuware’s net sales. For fiscal years ended June 30, 2017, 2016 and 2015, we sold products to Compuware totaling $23.0 million, $29.1 million and $47.6 million, respectively. Amounts owed to us by Compuware as of June 30, 2017 and 2016, were $7.9 million and $3.7 million, respectively. The price at which Compuware purchases the products from us is at a discount from our standard price for purchasers who purchase specified volumes from us. In exchange for this discount, Compuware assumes the responsibility to install our products at the site of the end customer and administers first-level customer support. For the fiscal years ended June 30, 2017, 2016 and 2015, we purchased products from Compuware totaling $117.5 million, $125.0 million and $104.6 million, respectively. Amounts we owed to Compuware as of June 30, 2017 and 2016, were $32.2 million and $20.5 million, respectively. For the fiscal years ended June 30, 2017, 2016 and 2015, we paid Compuware $1.4 million, $1.1 million and $0.8 million, respectively, for design services, tooling assets and miscellaneous costs.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Ablecom were $23.5 million and $22.8 million at June 30, 2017 and 2016, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer.

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Compuware were $56.4 million and $40.0 million at June 30, 2017 and 2016, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2017.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below for the fiscal years 2017 and 2016. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved the services described below.

	Fiscal Year Ended
	June 30, 2017	June 30, 2016
Audit Fees(1)	$22,259,000	$2,427,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	2,000	—
Total	$22,261,000	$2,427,000

__________________________

(1)
Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, review of interim condensed consolidated financial statements and certain statutory audits.

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

See the Exhibit Index which precedes the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)
3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)
4.1	Specimen Stock Certificate for Shares of Common Stock of Super Micro Computer, Inc.(1)
10.1*	Amended 1998 Stock Option Plan(1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan(1)
10.3*	Form of Nonstatutory Stock Option Agreement under 1998 Stock Option Plan(1)
10.4*	Form of Nonstatutory Stock Option Agreement outside the 1998 Stock Option Plan(1)
10.5*	2006 Equity Incentive Plan(1)
10.6*	Form of Option Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.7*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.8*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(1)
10.9*	Form of Directors’ and Officers’ Indemnity Agreement(1)
10.10*	Offer Letter for Sara Liu(1)
10.11*	Offer Letter for Alex Hsu(1)
10.12*	Offer Letter for Howard Hideshima(1)
10.13*	Director Compensation Policy(1)
10.14	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(1)
10.15*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)
10.16*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)
10.17*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)
10.18	Agreement of Purchase and Sale(3)
10.19*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Charles Liang(4)
10.20*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Sara Liu (5)
10.21*	Stock Option Exercise Notice and Restricted Stock Purchase Agreement—Shiow-Meei Liaw(5)
10.22	Agreement of Purchase and Sale of Properties on Fox Lane and Fox Drive, San Jose, California(6)
10.23	Business Loan Agreement dated as of June 17, 2010, by and between Super Micro Computer, Inc. and Bank of America(7)
10.24	Amendment No.1 to Loan Agreement, dated August 15, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.25	Amendment No. 2 to Loan Agreement, dated October 4, 2011 between Super Micro Computer, Inc. and Bank of America (9)
10.26*	2006 Equity Incentive Plan, as amended(8)
10.27	Purchase and Sale Agreement on Ridder Park Drive, San Jose, California(10)
10.28	Addendum 1 to Purchase and Sale Agreement on Ridder Park Drive, San Jose, California(10)
10.29	Amendment No. 3 to Loan Agreement, dated September 30, 2013 between Super Micro Computer, Inc. and Bank of America(11)
10.30	Summary of Credit Facility, dated November 5, 2013 between Super Micro Computer, Inc. and CTBC Bank (11)

10.31	Extension of Loan Agreement with Bank of America, N.A., dated November 13, 2014(12)
10.32	Summary of Credit Facility, dated December 1, 2014 between Super Micro Computer, Inc. and CTBC Bank (12)
10.33	Amendment No. 4 to Loan Agreement, dated June 19, 2015 between Super Micro Computer, Inc. and Bank of America(13)
10.34	Extension of Loan Agreement with Bank of America, N.A., dated November 13, 2015(14)
10.35	Extension of Credit Agreement with CTBC Bank dated January 29, 2016(15)
10.36*	2016 Equity Incentive Plan(16)
10.37*	Form of Notice of Grant of Stock Option under 2016 Equity Incentive Plan(17)
10.38*	Form of Stock Option Agreement Under 2016 Equity Incentive Plan(17)
10.39*	Form of Notice of Grant of Restricted Stock Units under 2016 Equity Incentive Plan(17)
10.40*	Form of Restricted Stock Units Agreement under 2016 Equity Incentive Plan(17)
10.41	Extension of Loan Agreement with Bank of America, N.A., dated March 14, 2016(18)
10.42	Extension of Loan Agreement with Bank of America, N.A., dated April 26, 2016(18)
10.43	Summary of Credit Facility, dated April 1, 2016 between Super Micro Computer, Inc. and CTBC Bank(18)
10.44	Extension of Loan Agreement with Bank of America, N.A., dated May 27, 2016(19)
10.45	Credit Agreement dated as of June 30, 2016 between Super Micro Computer, Inc. and Bank of America(19)
10.46	Second Amendment to Credit Agreement with Bank of America, N.A. dated May 5, 2017(20)
10.47+	Summary of Credit Facilities with CTBC Bank dated May 8, 2017
10.48	Extension of Credit Agreement with Bank of America, N.A., dated October 28, 2017(21)
10.49	Extension of Credit Agreement with Bank of America, N.A., dated January 12, 2018(22)
10.50	Third Amendment to Credit Agreement with Bank of America, N.A., dated March 12, 2018(23)
10.51+	Loan and Security Agreement with Bank of America, N.A., dated April 19, 2018
10.52	Extension of Loan and Security Agreement with Bank of America, N.A., dated September 7, 2018(24)
10.53+	Summary of Credit Facilities with CTBC Bank dated January 17, 2018 and Extension letters dated on April 29, 2018
14.1	Code of Business Conduct and Ethics (25)
21.1	Subsidiaries of Super Micro Computer, Inc.(15)
24.1+	Power of Attorney (included in signature pages)
31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Kevin Bauer, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(26)
32.2+	Certification of Kevin Bauer, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(26)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

+	Filed herewith

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

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2011.

(10)	Incorporated by reference to the Company's Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 24, 2013.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 7, 2013.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 9, 2015.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 10, 2015.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 16, 2015.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 4, 2016.

(16)	Incorporated by reference to the Company's Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 14, 2016.

(17)	Incorporated by reference to the Company's Form S-8 (Commission File No.333-210881) filed with the Securities and Exchange Commission on April 22, 2016.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 6, 2016.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 26, 2016.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 10, 2017.

(21)	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 31, 2017.

(22)	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 17, 2018.

(23)	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 13, 2018.

(24)	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 12, 2018.

(25)	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 5, 2019.

(26)
The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Management contract, or compensatory plan or arrangement

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	May 16, 2019	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Liang and Kevin Bauer, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ CHARLES LIANG	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 16, 2019
Charles Liang
/s/ KEVIN BAUER	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2019
Kevin Bauer
/s/ SARA LIU	Director	May 16, 2019
Sara Liu
/s/ LAURA BLACK	Director	May 16, 2019
Laura Black
/s/ MICHAEL S. MCANDREWS	Director	May 16, 2019
Michael S. McAndrews
/s/ HWEI-MING (FRED) TSAI	Director	May 16, 2019
Hwei-Ming (Fred) Tsai
/s/ SARIA TSENG	Director	May 16, 2019
Saria Tseng
/s/ SHERMAN TUAN	Director	May 16, 2019
Sherman Tuan
/s/ TALLY LIU	Director	May 16, 2019
Tally Liu