Form 10-Q
period 2018-09-30
Super Micro Computer, Inc.
filed 2019-12-19
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2019 there were 50,085,282 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q1 2019 Quarterly Report”). We did not file our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 10-K”) until May 17, 2019. On that date we also filed amended Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2016, December 31, 2016 and March 31, 2017 (the “2017 Amended Quarterly Reports” and with the 2017 10-K, the “2017 Reports”). Some of the financial statements contained in the 2017 Reports were restated. The circumstances leading to the need to restate those financial statements, and our efforts to investigate, assess and remediate those matters, are more fully described in those reports.
Since the time we filed the 2017 Reports, we have (a) prepared financial statements for each of the quarters in our fiscal year ended June 30, 2018; (b) prepared Quarterly Reports on Form 10-Q for each of the quarters in our fiscal year ended June 30, 2019 (including this Q1 2019 Quarterly Report); (c) prepared our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018; and (d) prepared a comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Comprehensive 10-K”) with expanded financial and other disclosures. We included the expanded financial and other disclosures in the 2019 Comprehensive 10-K in lieu of filing a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in lieu of filing Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2018. Immediately following the filing of this Q1 2019 Quarterly Report, we expect to file our Quarterly Reports on Form 10-Q for the second and third quarters of our fiscal year ended June 30, 2019 and the 2019 Comprehensive 10-K. We do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 or Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2017, December 31, 2017 and March 31, 2018.
Our delay in the filing of this Q1 2019 Quarterly Report was primarily due to the time required to (a) complete the preparation of the 2017 Reports, including the restatement of certain of our previously issued consolidated financial statements; (b) prepare the financial statements for each of the quarters in our fiscal year ended June 30, 2018; (c) prepare and file the Quarterly Reports on Form 10-Q for each of the quarters in our fiscal year ended June 30, 2019 (including this Q1 2019 Quarterly Report); (d) prepare the consolidated financial statements for the fiscal years ended June 30, 2019 and 2018; and (e) prepare other disclosures contained in this Q1 2019 Quarterly Report, the Quarterly Reports on Form 10-Q for the second and third quarters of our fiscal year ended June 30, 2019 and (f) prepare and file the 2019 Comprehensive 10-K.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this September 30, 2018 Form 10-Q are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this September 30, 2018 Form 10-Q are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	September 30,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$105,761	$115,377
Accounts receivable, net of allowances of $2,357 and $1,945 at September 30, 2018 and June 30, 2018, respectively (including amounts receivable from related parties of $19,663 and $3,082 at September 30, 2018 and June 30, 2018, respectively)	451,409	451,393
Inventories	820,973	853,252
Prepaid expenses and other current assets (including receivables from related parties of $25,090 and $24,016 at September 30, 2018 and June 30, 2018, respectively)	117,547	110,856
Total current assets	1,495,690	1,530,878
Investment in equity investee	3,718	2,376
Property, plant and equipment, net	198,158	196,631
Deferred income taxes, net	28,300	25,583
Other assets	13,259	14,037
Total assets	$1,739,125	$1,769,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $78,633 and $77,810 at September 30, 2018 and June 30, 2018, respectively)	$466,011	$527,158
Accrued liabilities (including amounts due to related parties of $15,936 and $18,394 at September 30, 2018 and June 30, 2018, respectively)	112,604	102,478
Income taxes payable	10,932	7,191
Short-term debt	79,299	116,181
Deferred revenue	70,036	58,549
Total current liabilities	738,882	811,557
Deferred revenue, non-current	97,721	89,731
Other long-term liabilities (including related party balance of $4,500 and $3,500 at September 30, 2018 and June 30, 2018, respectively)	27,230	24,565
Total liabilities	863,833	925,853
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 51,037,658 and 50,914,571 at September 30, 2018 and June 30, 2018, respectively	336,365	331,550
Treasury stock (at cost), 1,333,125 shares at September 30, 2018 and June 30, 2018	(20,491)	(20,491)
Accumulated other comprehensive (loss) income	(66)	165
Retained earnings	559,327	532,271
Total Super Micro Computer, Inc. stockholders’ equity	875,135	843,495
Noncontrolling interest	157	157
Total stockholders’ equity	875,292	843,652
Total liabilities and stockholders’ equity	$1,739,125	$1,769,505

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2018	2017
Net sales (including related party sales of $14,465 and $11,929 in the three months ended September 30, 2018 and 2017, respectively)	$971,118	$716,737
Cost of sales (including related party purchases of $78,154 and $60,516 in the three months ended September 30, 2018 and 2017, respectively)	847,879	630,683
Gross profit	123,239	86,054
Operating expenses:
Research and development	42,994	40,668
Sales and marketing	18,292	16,796
General and administrative	33,460	19,271
Total operating expenses	94,746	76,735
Income from operations	28,493	9,319
Other income (expense), net	169	(796)
Interest expense	(2,378)	(1,083)
Income before income tax provision	26,284	7,440
Income tax provision	(5,523)	(726)
Share of loss from equity investee, net of taxes	(1,419)	(635)
Net income	$19,342	$6,079
Net income per common share:
Basic	$0.39	$0.12
Diluted	$0.37	$0.12
Weighted-average shares used in calculation of net income per common share:
Basic	49,704	49,097
Diluted	52,218	52,449

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2018	2017
Net income	$19,342	$6,079
Other comprehensive income (loss), net of tax:
Net changes in unrealized loss on investments	—	(38)
Foreign currency translation (loss) gain	(231)	187
Total other comprehensive (loss) income	(231)	149
Total comprehensive income	$19,111	$6,228

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three months Ended September 30, 2018	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	50,914,571	$331,550	(1,333,125)	$(20,491)	$165	$532,271	$157	$843,652
Cumulative effect of adjustment from adoption of new accounting standards, net of taxes	—	—	—	—	—	7,714	—	7,714
Release of common stock shares upon vesting of restricted stock units	181,207	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(58,120)	(1,059)	—	—	—	—	—	(1,059)
Stock-based compensation	—	5,874	—	—	—	—	—	5,874
Foreign currency translation loss	—	—	—	—	(231)	—	—	(231)
Net income	—	—	—	—	—	19,342	—	19,342
Balance at September 30, 2018	51,037,658	$336,365	(1,333,125)	$(20,491)	$(66)	$559,327	$157	$875,292

Three Months Ended September 30, 2017	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	50,273,527	$308,271	(1,333,125)	$(20,491)	$(77)	$485,973	$170	$773,846
Cumulative effect of adjustment from adoption of new accounting standard, net of taxes	—	52	—	—	—	133	—	185
Exercise of stock options, net of taxes	267,970	3,043	—	—	—	—	—	3,043
Release of common stock shares upon vesting of restricted stock units	127,887	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(45,754)	(1,224)	—	—	—	—	—	(1,224)
Stock-based compensation	—	6,061	—	—	—	—	—	6,061
Unrealized loss on investments	—	—	—	—	(38)	—	—	(38)
Foreign currency translation gain	—	—	—	—	187	—	—	187
Net income (loss)	—	—	—	—	—	6,079	(4)	6,075
Balance at September 30, 2017	50,623,630	$316,203	(1,333,125)	$(20,491)	$72	$492,185	$166	$788,135

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$19,342	$6,079
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,946	4,602
Stock-based compensation expense	5,874	6,061
Allowances (recoveries) for doubtful accounts	707	(176)
Provision for excess and obsolete inventories	9,492	1,667
Share of loss from equity investee	1,419	635
Foreign currency exchange loss	178	91
Deferred income taxes, net	(4,275)	(36)
Other	9	785
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of ($16,581) and $2,869 during the three months ended September 30, 2018 and 2017, respectively)	33,616	(5,514)
Inventories	(8,017)	(43,213)
Prepaid expenses and other assets (including changes in related party balances of ($1,074) and $1,550 during the three months ended September 30, 2018 and 2017, respectively)	(172)	(9,217)
Accounts payable (including changes in related party balances of $823 and $702 during the three months ended September 30, 2018 and 2017, respectively)	(64,724)	15,606
Income taxes payable	3,741	2,948
Deferred revenue	24,138	24,182
Accrued liabilities (including changes in related party balances of ($2,458) and $2,866 during the three months ended September 30, 2018 and 2017, respectively)	9,223	7,627
Other long-term liabilities (including changes in related party balances of $1,000 and ($350) during the three months ended September 30, 2018 and 2017, respectively)	1,165	(289)
Net cash provided by operating activities	37,662	11,838
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $711 and $1,196 during the three months ended September 30, 2018 and 2017, respectively)	(3,171)	(4,956)
Investment in a privately held company	—	(100)
Net cash used in investing activities	(3,171)	(5,056)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	25,900	44,800
Repayment of debt	(35,900)	(26,500)
Net repayment on asset-backed revolving line of credit, net of costs	(26,523)	—
Proceeds from exercise of stock options	—	3,043
Payment of withholding tax on vesting of restricted stock units	(1,059)	(1,224)
Payments of obligations under capital leases	(71)	(68)
Net cash (used in) provided by financing activities	(37,653)	20,051
Effect of exchange rate fluctuations on cash	(72)	25
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,234)	26,858
Cash, cash equivalents and restricted cash at beginning of period	120,382	112,797
Cash, cash equivalents and restricted cash at end of period	$117,148	$139,655

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,673	$1,006
Cash paid for taxes, net of refunds	$3,522	$2,710

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $2,974 and $2,570 as of September 30, 2018 and 2017, respectively)	$5,823	$6,826
Contribution of certain technology rights to equity investee	$3,000	$—
See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Organization and Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer”) was incorporated in 1993. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server and storage solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in the United States, the Netherlands, Taiwan, China and Japan.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The condensed consolidated financial statements of Super Micro Computer include the accounts of Super Micro Computer and entities consolidated under the variable interest model or the voting interest model. Noncontrolling interests are not presented separately in the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income as the amounts are immaterial. All intercompany accounts and transactions of Super Micro Computer and its consolidated entities (collectively, the "Company") have been eliminated in consolidation. For equity investments over which the Company is able to exercise significant influence over the investee but does not control the investee, and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments in equity securities which do not have readily determinable fair values and for which the Company is not able to exercise significant influence over the investee are accounted for under the measurement alternative which is the cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar securities of the same investee. Prior to July 1, 2018, investments for which the Company was not able to exercise significant influence over the investee were accounted for under the cost method.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and include the accounts of Super Micro Computer and its consolidated subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2019.

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

Revenue Recognition

The Company’s revenue recognition policy and related disclosures are discussed in Note 2, “Revenue.”

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Product Warranties

The Company offers product warranties ranging from 15 to 39 months against any defective products. These standard warranties are assurance type warranties and the Company does not offer any services beyond the assurance that the product will continue working as specified. Therefore, under recently adopted guidance, Revenue from Contracts with Customers, (“ASC 606”), these warranties are not considered separate performance obligations in the arrangement. Based on historical experience, the Company accrues for estimated returns of defective products at the time revenue is recognized. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities and other long-term liabilities. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions, changes in the volume of claims compared with the Company's historical experience, and the changes in the cost of servicing warranty claims. The Company accounts for the effect of such changes in estimates prospectively.

Inventories

Inventories are stated at weighted average cost, subject to lower of cost or net realizable value. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of purchased parts and raw materials (principally electronic components), work in process (principally products being assembled) and finished goods. The Company evaluates inventory on a quarterly basis for lower of cost or net realizable value and excess and obsolescence and, as necessary, writes down the valuation of units based upon the Company's forecasted usage and sales, anticipated selling price, product obsolescence and other factors. Once inventory is written down, its new value is maintained until it is sold or scrapped.

The Company receives various rebate incentives from certain suppliers based on its contractual arrangements, including volume-based rebates. The rebates earned are recognized as a reduction of cost of inventories and reduce the cost of sales in the period when the related inventory is sold.

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

The Company recognizes tax liabilities for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If the Company later determines that its exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effects a related charge in its tax provision during the period in which the Company makes such a determination.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and non-employees, including stock options and restricted stock units ("RSUs"). The share-based awards granted to non-employees have not been material to date. The Company is required to estimate the fair value of share-based awards on the date of grant. The Company recognizes the grant date fair value of all share-based awards over the requisite service period and accounts for forfeitures as they occur. The fair value of RSUs with service conditions or performance conditions is based on the closing market price of the Company's common stock on the date of grant. The fair value for RSUs with service conditions, or time-based RSUs, is amortized on a straight-line basis over the requisite service period. The fair value for RSUs with performance conditions ("PRSUs") is recognized on a ratable basis over the requisite service period when it is probable the performance

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

conditions of the awards will be met. The Company reassesses the probability of vesting at each reporting period and adjusts the total compensation expense of the award based on this probability assessment.

The Company estimates the fair value of stock options granted using a Black-Scholes option pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of the Company's common stock. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company's historical experience. The expected volatility is based on the implied and historical volatility of the Company’s common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company assesses whether any changes in the interest or relationship with the entity affect the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in accordance with applicable GAAP.

The Company has concluded that Ablecom Technology, Inc. (“Ablecom”) and its affiliate, Compuware Technology, Inc. ("Compuware") are VIEs in accordance with applicable accounting standards and guidance; however, the Company is not the primary beneficiary as it does not have the power to direct the activities that are most significant to the entities and therefore, the Company does not consolidate these entities. In performing its analysis, the Company considered its explicit arrangements with Ablecom and Compuware, including the supplier arrangements. Also, as a result of the substantial related party relationships between the Company and these entities, the Company considered whether any implicit arrangements exist that would cause the Company to protect those related parties’ interests from suffering losses. The Company determined it has no material implicit arrangements with Ablecom, Compuware or their shareholders.

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the three months ended September 30, 2018 and 2017, the accounts of the Management Company have been consolidated with the accounts of Super Micro Computer, and a noncontrolling interest has been recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's condensed consolidated statements of operations.

Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the "Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment has been accounted for using the equity method. As such, the Corporate Venture is also a related party. As of September 30, 2018 and June 30, 2018, the Company's equity investment in the Corporate Venture was $3.7 million and $2.4 million, respectively, and was recorded under investment in equity investee on the Company's condensed consolidated balance sheet. The Company's share of losses of the Corporate Venture were $1.4 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively.

The Company recorded a deferred gain related to the contribution of certain technology rights of $7.0 million in the third fiscal quarter of 2017. The amortization of the deferred gain is being recognized as a credit to research and development

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

expenses in the Company's condensed consolidated statement of operations over a period of five years which represents the estimated period over which the remaining obligations will be fulfilled.

As a result of the adoption of new accounting guidance as of the beginning of fiscal year 2019, the Company recorded an increase of $3.0 million to the investment in equity investee for the contribution of those technology rights, and corresponding increases in deferred gain and retained earnings of $2.1 million and $0.9 million, respectively. As of September 30, 2018 and June 30, 2018, the Company had unamortized deferred gain balance of $2.0 million and $1.4 million, respectively, in accrued liabilities and $4.5 million and $3.5 million, respectively, in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. No impairment charge was recorded for the three months ended September 30, 2018 and 2017, respectively.

Additionally, the Company sold products worth $9.3 million and $5.1 million to the Corporate Venture in the three months ended September 30, 2018 and 2017, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of September 30, 2018 and June 30, 2018 have been eliminated and have reduced the Company's investment in the Corporate Venture. The Company had $6.3 million and $2.9 million due from the Corporate Venture in accounts receivable, net as of September 30, 2018 and June 30, 2018, respectively, in its condensed consolidated balance sheets.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 19.7% and 26.6% of total purchases for the three months ended September 30, 2018 and 2017, respectively. Ablecom and Compuware, related parties of the Company, as noted in Note 8, "Related Party Transactions," accounted for 9.2% and 9.6% of total cost of sales for the three months ended September 30, 2018 and 2017, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three months ended September 30, 2018 and 2017. No country other than the United States represented greater than 10% of the Company’s total net sales in the three months ended September 30, 2018, whereas the United States and China represented 57.6% and 12.0%, respectively, of the Company's net sales in the three months ended September 30, 2017. One customer accounted for 10.0% and 11.6% of accounts receivable, net as of September 30, 2018 and June 30, 2018, respectively.

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, ASC 606, that supersedes nearly all U.S. GAAP on revenue recognition and eliminates industry-specific guidance. ASC 606 provides a unified model in determining when and how revenue is recognized with the core principle that revenue should be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has issued several amendments to ASC 606. The Company adopted ASC 606 on July 1, 2018 using the modified retrospective method. In connection with the adoption of ASC 606, the Company recorded a transition adjustment to increase retained earnings by $6.8 million as of July 1, 2018. The comparative information has not been recast and continues to be reported under the accounting standards in effect for those periods.

The primary impact of the adoption of ASC 606 was the acceleration of revenue recognition for (i) sales to distributors where the Company previously accounted for such sales on a sell-through basis and (ii) software arrangements. The following tables summarize the impacts of the adoption of ASC 606 on the Company’s condensed consolidated financial statements. The adoption of ASC 606 did not have any impact on the net cash provided by operating activities.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Selected Captions from the Condensed Consolidated Balance Sheet as of September 30, 2018 (in thousands)

	As Reported	Adjustments	Balances without adoption of ASC 606
ASSETS
Accounts receivable, net of allowances	$451,409	$(21,104)	$430,305
Inventories	820,973	20,224	841,197
Prepaid expenses and other current assets	117,547	(1,589)	115,958
Deferred income taxes, net	28,300	1,558	29,858

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	$112,604	$1,789	$114,393
Deferred revenue	70,036	522	70,558
Income taxes payable	10,932	189	11,121
Deferred revenue, non-current	97,721	2,310	100,031
Retained earnings	559,327	(5,721)	553,606

Selected Captions from the Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2018 (in thousands)

	As Reported	Adjustments	Balances without adoption of ASC 606
Net sales	$971,118	$11,860	$982,978
Cost of sales	847,879	10,580	858,459
Gross profit	123,239	1,280	124,519
Income before income tax provision	26,284	1,280	27,564
Income tax provision	5,523	189	5,712
Net income	19,342	1,091	20,433

In January 2016, the FASB issued new guidance, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The most significant impact of this accounting standard update is that it requires the remeasurement of equity investments not accounted for under the equity method to be recorded at fair value through the consolidated statement of operations at the end of each reporting period.  The Company adopted this accounting standard update as of July 1, 2018. The result of the adoption did not have a material impact on the consolidated financial statements. As a result of the adoption of the new standard, the Company’s equity investments are accounted for as follows:

•	Marketable equity securities that have a readily determinable fair value are measured and recorded at fair value.

•
Non-marketable equity securities that do not have a readily determinable fair value and for which the Company does not control the investee nor is it able to exert significant influence over the investee are measured using a measurement alternative recorded at cost less any impairment, plus or minus changes resulting from qualifying observable price changes.

•
Equity method investments are equity securities for which the Company does not control the investee but is able to exert significant influence over the investee. These investments are measured at cost less any impairment, plus or minus the Company's share of equity method investee income or loss.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In August 2016, the FASB issued an amendment to the accounting guidance, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This amendment consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments. If practicable, this amendment should be applied using a retrospective transition method to each period presented. For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable. The Company adopted the accounting guidance on July 1, 2018. The result of the adoption did not have a material impact on the consolidated statements of cash flows.

In October 2016, the FASB issued an amendment to the accounting guidance, Intra-Entity Transfers of Assets Other Than Inventory. This amendment simplifies the accounting for income tax consequences of intra-entity transfers of assets other than inventory by requiring recognition of current and deferred income tax consequences when such transfers occur. The Company adopted the accounting guidance on July 1, 2018. The result of the adoption did not have a material impact on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued an amendment to the accounting guidance, Statement of Cash Flows: Restricted Cash. This amendment addresses presentations of total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the accounting guidance on July 1, 2018 using a retrospective transition method to each period presented. The adoption did not have a material impact on the consolidated statements of cash flows. Presentation of prior period information has been retrospectively adjusted.

In February 2017, the FASB issued new accounting guidance, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This guidance clarifies the scope and application on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The Company adopted this guidance on July 1, 2018. Prior to adoption, the Company had previously contributed certain technology rights in exchange for 30% ownership in a privately-held company (the “Corporate Venture”) and accounted for the transaction in accordance with the guidance related to exchanges of a nonfinancial asset for a noncontrolling ownership interest in ASC 845 - Nonmonetary Transactions, which has been eliminated by the new guidance. As a result of the adoption of the new guidance, the Company recognized $3.0 million increase in the carrying value of the equity-method investment, a $2.1 million increase in deferred gain, and a $0.9 million increase in retained earnings.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. The SEC staff subsequently indicated that it would not object if a filer’s first presentation of changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s effective date. Among the amendments is the requirement to present the changes in stockholders’ equity in the interim financial statements (either in a separate statement or footnote) in Quarterly Reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated statement of operations is required to be filed. The Company adopted this guidance in the first quarter of fiscal year 2019.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued an amendment to the accounting guidance, Leases. The amendment will supersede the existing lease guidance, including on-balance sheet recognition of operating leases for lessees. Since its issuance, the FASB has issued several amendments to the new lease standard. The standard is effective for the Company from July 1, 2019 and the Company will apply this standard using the modified retrospective approach and will not restate prior comparative periods. The Company will elect the “package of practical expedients” under the transition guidance of the new standard, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs, for leases that are in effect as of the date of adoption of the new lease guidance. While the Company is currently finalizing its implementation of new policies, processes and internal controls to comply with the new rules, it is anticipated that the adoption of the new standard will result in the recognition of right-of-use assets and lease liabilities on the Company’s consolidated balance sheet of $14.8 million and $15.2 million, respectively, as of July 1, 2019, primarily related to real estate leases. The adoption of the new standard will not have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In June 2016, the FASB issued authoritative guidance, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, that amends the impairment model for certain financial assets by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. The amendment is effective for the Company from July 1, 2020. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

In February 2018, the FASB issued Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Reform Act"), from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election and is effective for the Company from July 1, 2019. The adoption of the guidance will not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued amended guidance to expand the scope of ASC 718 - Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The amendments specify that the guidance applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The new amendment is effective for the Company from July 1, 2019. The adoption of the new standard will not have a material impact on its consolidated financial statements and related disclosures.

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

Note 2.         Revenue

Revenue recognition for periods after the Company’s adoption of ASC 606 as of July 1, 2018

The Company adopted ASC 606 as of July 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company considered the effect of all modifications when identifying performance obligations and allocating transaction price, which did not have a material effect on the adjustment to retained earnings. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been recast and continues to be reported under the accounting standards in effect for those periods.

ASC 606 provides a unified model in determining when and how revenue is recognized with the core principle that revenue should be recognized when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company generates revenues from the sale of server and storage systems, subsystems, accessories, services, server software management solutions, and support services.

Product sales. The Company recognizes revenue from sales of products as control is transferred to customers, which generally happens at the point of shipment or upon delivery, unless customer acceptance is uncertain. Products sold by the

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Company are delivered via shipment from the Company’s facilities or drop shipment directly to its customer from a Company vendor. The Company may use distributors to sell products to end customers. Revenue from distributors is recognized when the distributor obtains control of the product, which generally happens at the point of shipment or upon delivery, unless customer acceptance is uncertain, and in the amount of consideration to which the Company expects to be entitled.

As part of determining the transaction price in contracts with customers, the Company estimates reserves for future sales returns based on a review of its history of actual returns for each major product line. Based upon historical experience a refund liability is recorded at the time of sale for estimated product returns and an asset is recognized for the amount expected to be recorded in inventory upon product return, less the expected recovery costs. The Company also reduces revenue for the estimated costs of customer and distributor programs and incentive offerings such as price protection and rebates as well as the estimated costs of cooperative marketing arrangements where the fair value of the benefit derived from the costs cannot be reasonably estimated. Any provision for customer and distributor programs and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

Services sales. The Company’s sale of services mainly consists of extended warranty and on-site services. Revenue related to extended warranty commences upon the expiration of the standard warranty period and is recognized ratably over the contractual period as the Company stands ready to perform any required warranty service. Revenue related to on-site services commences upon recognition of the product sale and is recognized ratably over the contractual period as the on-site services are made available to the customer. These service contracts are typically one to five years in length. Service revenue has been less than 10% of net sales for all periods presented and is not separately disclosed.

Contracts with multiple promised goods and services. Certain of the Company’s contracts contain multiple promised goods and services. Performance obligations in a contract are identified based on the promised goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. Revenue allocated to each performance obligation is recognized at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information, such as internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives, for the related performance obligations.

When the Company receives consideration from a customer prior to transferring goods or services to the customer, the Company records a contract liability (deferred revenue). The Company also recognizes deferred revenue when it has an unconditional right to consideration (i.e., a receivable) before transfer of control of goods or services to a customer.

The Company considers shipping & handling activities as costs to fulfill the sales of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold. Taxes imposed by governmental authorities on the Company's revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

Revenue recognition for periods prior to the Company’s adoption of ASC 606 as of July 1, 2018

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

The Company estimates reserves for future sales returns based on a review of its history of actual returns for each major product line. The Company also reduces revenue for customer and distributor programs and incentive offerings such as price protection and rebates as well as cooperative marketing arrangements where the fair value of the benefit identified from the costs cannot be reasonably estimated.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company may use distributors to sell products to end customers. Revenue from distributors may be recognized on sell-in or sell-through basis depending on the terms of the arrangement between the Company and the distributor.

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

Disaggregation of Revenue

The Company disaggregates revenue by type of product, by geographical market, and by products sold to indirect sales channel partners or direct customers and original equipment manufacturers ("OEMs") that depict the nature, amount, and timing of revenue and cash flows. Service revenues are not a significant component of total revenue and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2018		2017
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server and storage systems	$805,916	83.0%	$542,431	75.7%
Subsystems and accessories	165,202	17.0%	174,306	24.3%
Total	$971,118	100.0%	$716,737	100.0%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services.
Subsystems and accessories are comprised of serverboards, chassis and accessories.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three months ended September 30, 2018 and 2017, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2018	2017
United States	$567,615	$413,115
Europe	162,560	105,614
Asia	206,868	169,140
Others	34,075	28,868
	$971,118	$716,737

The following table presents the percentages of net sales from products sold through the Company's indirect sales channel and to its direct customers and OEMs for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		2018 over 2017
	2018	2017	%
Indirect sales channel	34.4%	47.3%	(12.9)%
Direct customers and OEMs	65.6%	52.7%	12.9%
Total net sales	100.0%	100.0%

Contract Balances

Generally, the payment terms of the Company’s offerings range from 30 to 60 days. In certain instances, customers may prepay for products and services in advance of delivery. Receivables relate to the Company’s right to consideration for performance obligations completed (or partially completed) for which the Company has an unconditional right to consideration.

Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets are insignificant to the Company’s condensed consolidated financial statements.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. On July 1, 2018, deferred revenue totaled $143.5 million after recognizing the cumulative effect of initially applying ASC 606. Of that amount, $11.8 million was recognized as revenue during the three months ended September 30, 2018.

Deferred revenue increased during the three months ended September 30, 2018 because the amounts for service contracts invoiced during the period exceeded the recognition of revenue from contracts entered into in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the optional exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site integration services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of September 30, 2018 was approximately $167.8 million. The Company expects to recognize approximately 42% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Capitalized Contract Acquisition Costs and Fulfillment Cost

Contract acquisition costs are those incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of incentive bonuses. Contract acquisition costs are considered incremental and recoverable costs of obtaining and fulfilling a contract with a customer and are therefore capitalizable. The Company applies the practical expedient to expense incentive bonus costs as incurred if the amortization period would be one year or less, generally upon delivery of the associated server and storage systems or components. Where the amortization period of the contract cost would be more than a year, the Company allocates the incentive bonus cost asset between hardware and service performance obligations and expenses the cost allocated to the hardware performance obligations upon delivery of associated server and storage systems or components and amortizes the cost allocated to service performance obligations over the period the services are expected to be provided. Such contract acquisition costs that are subject to capitalization are insignificant to the Company’s condensed consolidated financial statements.

Contract fulfillment costs consist of costs paid in advance for outsourced services provided by third parties to the extent they are not in the scope of other guidance. Fulfillment costs paid in advance for outsourced services provided by third parties are capitalized and amortized over the period the services are expected to be provided. Such fulfillment costs are insignificant to the Company’s condensed consolidated financial statements.

Note 3.        Stock-based Compensation

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of the date the 2016 Plan became effective, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006 Plan"). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards have been or will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan at the time the 2016 Plan became effective, if those awards were or are forfeited at any time after the 2016 Plan became effective, will become available for use under the 2016 Plan. At the time the 2016 Plan became effective, all remaining ungranted shares under the 2006 Plan were canceled. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company's outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. Under the 2016 Plan, the Company granted PRSUs to its Chief Executive Officer, 50% of which vest based on the achievement of certain performance metrics at the end of the performance period while the remainder vest in equal amounts over the following ten quarters provided he continues to be employed by the Company. As of September 30, 2018, the Company had 1,012,319 authorized shares available for future issuance under the 2016 Plan.

Determining Fair Value

The Company's fair value of RSUs and PRSUs is based on the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing model. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The key inputs in using the Black-Scholes-option-pricing model were as follows:

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company's historical experience.

Expected Volatility—Expected volatility is based on the Company's implied and historical volatility.

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

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair value of stock option grants for the three months ended September 30, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2018	2017
Risk-free interest rate	2.87%	1.92%
Expected term	6.05 years	5.82 years
Dividend yield	—%	—%
Volatility	47.34%	48.07%
Weighted-average fair value	$10.78	$12.65

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Cost of sales	$438	$457
Research and development	3,496	3,360
Sales and marketing	505	458
General and administrative	1,435	1,786
Stock-based compensation expense before taxes	5,874	6,061
Income tax impact	(1,242)	(2,328)
Stock-based compensation expense, net	$4,632	$3,733

As of September 30, 2018, $7.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.57 years, $31.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.60 years and $0.7 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 2.25 years.

Stock Option Activity

The following table summarizes stock option activity during the three months ended September 30, 2018 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2018	8,301,138	$16.50
Granted	138,190	$22.10
Exercised	—	$—
Forfeited/Cancelled	(71,286)	$10.33
Balance as of September 30, 2018	8,368,042	$16.65	3.75
Options vested and exercisable at September 30, 2018	7,611,840	$15.92	3.27

RSU and PRSU Activity

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

In August 2017, the Compensation Committee granted two PRSU awards to the Company's Chief Executive Officer, both of which have both performance and service conditions. The first award was a one-year PRSU and the second award was a two-year PRSU. The one-year PRSUs would be earned based on the Company’s performance as it relates to a revenue growth metric and a minimum non-GAAP operating margin metric during the fiscal year ended June 30, 2018 with eligibility up to 200% of the targeted number of units based on revenue growth if the minimum non-GAAP operating margin is achieved. If the performance metrics were met, 50% of the PRSUs would vest at June 30, 2018 while the remainder would vest in equal amounts over the following ten quarters if the Company's Chief Executive Officer continued to be employed during those ten quarters. In December 2019, the Compensation Committee of the Company's Board of Directors determined that the Company achieved the revenue and non-GAAP operating margin metrics for the fiscal year ended June 30, 2018 at a level that entitled the Chief Executive Officer to 200% of the originally targeted number of shares subject to the one-year PRSU. 50% of the PRSUs so earned were vested as of June 30, 2018, and an additional 20% of the PRSUs vested during the four quarters ended June 30, 2019, in accordance with the terms of the grant.

The two-year PRSUs would be earned based on the Company’s performance for the average non-GAAP operating margin metric for the two fiscal years ended June 30, 2019 with eligibility up to 100% of the targeted number of units. If the performance metrics would have been met, 50% of the PRSUs would have vested at June 30, 2019 while the remainder would have been vested in equal amounts over the following ten quarters if the Chief Executive Officer continued to be employed during those ten quarters. In December 2019, the Compensation Committee of the Company's Board of Directors has determined that the Company did not achieve the required performance metrics for these two-year PRSUs to be earned and, consequently, this PRSU terminated in December 2019.

The following table summarizes RSUs and PRSUs activity during the three months ended September 30, 2018 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding		Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2018	1,480,605	$23.34	120,000	(1)	$27.10
Granted	244,700	$22.10	—
Released (2)	(181,207)	$24.59	—
Forfeited	(33,502)	$23.86	—
Balance as of September 30, 2018	1,510,596	$22.98	120,000		$27.10
__________________________

(1)	Reflects the number of PRSUs that have been earned based on the achievement of performance metrics.

(2)
The number of shares released excludes 66,000 PRSUs that were vested but not released as of September 30, 2018, of which 60,000 PRSUs were vested as of June 30, 2018. These vested PRSUs will be released upon the effectiveness of the Company's Registration Statement on Form S-8.

Note 4.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2018	2017
Numerator:
Net income	$19,342	$6,079

Denominator:
Weighted-average shares outstanding	49,704	49,097
Effect of dilutive securities	2,514	3,352
Weighted-average diluted shares	52,218	52,449

Basic net income per common share	$0.39	$0.12
Diluted net income per common share	$0.37	$0.12

For the three months ended September 30, 2018 and 2017, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 2,627,703 and 2,142,571 for the three months ended September 30, 2018 and 2017, respectively.

Note 5.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	September 30, 2018	June 30, 2018
Finished goods	$546,170	$633,348
Work in process	115,886	61,162
Purchased parts and raw materials	158,917	158,742
Total inventories	$820,973	$853,252

During the three months ended September 30, 2018 and 2017, the Company recorded a provision for excess and obsolete inventory to cost of sales totaling $8.0 million and $1.7 million, respectively, excluding a provision for adjusting the cost of certain inventories to net realizable value of $1.5 million for the three months ended September 30, 2018. The provision for adjusting the cost of certain inventories to net realizable value was not material for the three months ended September 30, 2017.

Prepaid Expenses and Other Current Assets:

	September 30, 2018	June 30, 2018
Receivables from vendors (1)	$92,486	$93,003
Restricted cash	9,082	2,803
Prepaid expenses	5,735	6,321
Deferred service costs	3,014	2,920
Others	7,230	5,809
Total prepaid expenses and other current assets	$117,547	$110,856

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $88.7 million and $87.4 million as of September 30, 2018 and June 30, 2018, respectively.

Cash, cash equivalents and restricted cash:

	September 30, 2018	June 30, 2018
Cash and cash equivalents	$105,761	$115,377
Restricted cash included in prepaid expenses and other current assets	9,082	2,803
Restricted cash included in other assets	2,305	2,202
Total cash, cash equivalents and restricted cash	$117,148	$120,382

Property, Plant, and Equipment:

	September 30, 2018	June 30, 2018
Buildings	$86,136	$88,689
Land	74,919	74,919
Machinery and equipment	75,054	71,081
Buildings construction in progress (1)	2,949	1,779
Building and leasehold improvements	18,768	18,760
Software	16,263	15,522
Furniture and fixtures	18,721	18,475
	292,810	289,225
Accumulated depreciation and amortization	(94,652)	(92,594)
Property, plant and equipment, net	$198,158	$196,631
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California.

Other Assets:

	September 30, 2018	June 30, 2018
Deferred service costs, non-current	$3,614	$3,583
Non-marketable equity securities (1)	3,539	3,539
Restricted cash, non-current	2,305	2,202
Investment in auction rate security	1,571	1,571
Prepaid expense, non-current	1,553	2,471
Deposits	677	671
Total other assets	$13,259	$14,037
__________________________
(1) As of September 30, 2018, the balance represents investments in non-marketable equity securities without readily determinable fair values. As of June 30, 2018, the balance represents investments in equity securities accounted for under the cost method.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accrued Liabilities:

	September 30, 2018	June 30, 2018
Contract manufacturers liability	$27,692	$28,754
Accrued payroll and related expenses	24,003	25,532
Customer deposits	15,513	14,938
Accrued professional fees	9,228	6,626
Accrued warranty costs	8,150	7,589
Accrued cooperative marketing expenses	6,518	6,413
Others	21,500	12,626
Total accrued liabilities	$112,604	$102,478

Other Long-term Liabilities:

	September 30, 2018	June 30, 2018
Accrued unrecognized tax benefits including related interest and penalties	$19,832	$17,872
Accrued warranty costs, non-current	2,095	2,295
Others	5,303	4,398
Total other long-term liabilities	$27,230	$24,565

Product Warranties:

	Three Months Ended September 30,
	2018	2017
Balance, beginning of the period	$9,884	$7,721
Provision for warranty	6,189	5,081
Costs utilized	(6,557)	(4,611)
Change in estimated liability for pre-existing warranties	729	406
Balance, end of the period	10,245	8,597
Current portion	8,150	6,714
Non-current portion	$2,095	$1,883

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and other assets. The Company classifies its cash equivalents and other assets, except for its investment in an auction rate security, within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of September 30, 2018 and June 30, 2018. The Company used discounted cash flows to estimate the fair value of the auction rate security as of September 30, 2018 and June 30, 2018. The material factors used in preparing the discounted cash flows are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s cash equivalents, certificates of deposit and investment in an auction rate security as of September 30, 2018 and June 30, 2018 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

September 30, 2018	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,140	$—	$—	$1,140
Certificates of deposit (2)	—	1,317	—	1,317
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,140	$1,317	$1,571	$4,028

June 30, 2018	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,136	$—	$—	$1,136
Certificates of deposit (2)	—	30,219	—	30,219
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,136	$30,219	$1,571	$32,926
__________________________
(1) $0.3 million and $0.3 million in money market funds are included in cash and cash equivalents and $0.8 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018, respectively.

(2) $0.2 million and $29.2 million in certificates of deposit are included in cash and cash equivalents and $1.1 million and $1.0 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018, respectively.

The above table excludes $105.3 million and $85.9 million of cash included in cash and cash equivalents, $9.1 million and $2.8 million of restricted cash included in prepaid expenses and other current assets, and $0.4 million and $0.4 million of restricted cash, non-current included in other assets in the condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended September 30, 2018 and 2017.

The following table provides a reconciliation of the Company's financial assets measured at fair value on a recurring basis, consisting of auction rate securities, using significant unobservable inputs (Level 3) for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Balance as of the beginning of the period	$1,571	$2,625
Total unrealized loss included in other comprehensive income	—	(54)
Balance as of the end of the period	$1,571	$2,571

The following is a summary of the Company’s investment in an auction rate security as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018 and June 30, 2018
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2018 and June 30, 2018, total debt of $79.3 million and $116.2 million, respectively, are reported at amortized

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Financial Assets Measured on a Non-recurring Basis

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. Prior to July 1, 2018, the Company accounted for its investment in non-marketable equity securities at cost less impairment. Realized gains and losses on non-marketable equity securities sold or impaired were recognized in other income (expense), net. Upon adoption of the new guidance, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, on July 1, 2018, the Company classifies its investment in non-marketable equity instruments as Level 3 as the fair value is determined using significant unobservable inputs. During the three months ended September 30, 2018 the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three months ended September 30, 2018. For the three months ended September 30, 2017, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

There were no transfers of financial assets measured on a non-recurring basis between Level 1, Level 2 or Level 3 securities during the three months ended September 30, 2018 and 2017.

Note 7.        Short-term Debt

Short-term debt obligations as of September 30, 2018 and June 30, 2018 consisted of the following (in thousands):

	September 30,	June 30,
	2018	2018
Line of credit:
Bank of America	$40,576	$67,346
CTBC Bank	15,900	25,900
Total line of credit	56,476	93,246
Term loan: CTBC Bank	22,823	22,935
Total short-term debt	$79,299	$116,181

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2016 Bank of America Credit Facility

In June 2016, the Company entered into a credit agreement with Bank of America (the “2016 Bank of America Credit Facility”). Prior to its maturity in April 2018, the Company repaid and terminated the 2016 Bank of America Credit Facility using the proceeds from its 2018 Bank of America Credit Facility (defined below). Immediately prior to its termination, the 2016 Bank of America Credit Facility (giving effect to all amendments since the inception of the 2016 Bank of America Credit Facility), provided for (i) a $85.0 million revolving line of credit including a $5.0 million letter of credit sublimit (ii) a $20.0 million revolving line of credit for the Company's Taiwan and the Netherlands entities, and (iii) a five-year $50.0 million term loan. The 2016 Bank of America Credit Facility term loan was secured by seven buildings located in San Jose, California and the property, plant and equipment and the inventory in those buildings. The principal and interest of the 2016 Bank of America Credit Facility term loan were payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum. The interest rate for the $85.0 million revolving line of credit was at the LIBOR rate plus 1.25% per annum. The interest rate of the $20.0 million revolving line of credit was equal to a minimum of 0.9% per annum plus the lender's cost of funds, as defined in the agreements.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America (the "2018 Bank of America Credit Facility"), which replaced the 2016 Bank of America Credit Facility. The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders, including a $5.0 million letter of credit sublimit, which was extended to $15.0 million in October 2019. The 2018 Bank of America Credit Facility was originally set to expire after 364 days and has been extended to June 30, 2020 through subsequent amendments. Prior to its maturity, at the Company's option and if certain conditions are satisfied, including the Company being current on all of its delinquent quarterly and annual filings with the SEC, the 2018 Bank of America Credit Facility may convert into a five-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to both Super Micro Computer and Super Micro Computer B.V. Under the terms of the 2018 Bank of America Credit Facility, the Company is required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of the Company's deposit accounts. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier as determined by the lenders. Voluntary prepayments are permitted without early repayment fees or penalties. The terms of the arrangement require any amounts in the deposit accounts to be applied against the Company's line of credit the next business day. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets. If converted to the five-year revolving credit facility, Super Micro Computer’s assets, and at the Company's option, Super Micro Computer B.V.'s assets will be used as collateral for the 2018 Bank of America Credit Facility. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to either repurchase its common stock or pay any dividends.

In the fourth fiscal quarter of 2018, the Company paid $3.2 million in fees to the lenders and third parties in connection with the 2018 Bank of America Credit Facility. The replacement of the 2016 Bank of America Credit Facility by the 2018 Bank of America Credit Facility is accounted for as a modification of the existing credit facility to the extent the lenders before and after the modification were the same. Any unamortized fees relating to the 2016 Bank of America Credit Facility and the fees paid for the 2018 Bank of America Credit Facility are amortized over the term of the 2018 Bank of America Credit Facility as interest expense in the Company's consolidated statements of operation and any unamortized amounts are classified within prepaid and other current assets in the Company's consolidated balance sheets.

On January 31, 2019, the Company paid a fee and entered into an amendment of the 2018 Bank of America Credit Facility that resulted in the extension of the maturity date from April 19, 2019 to June 30, 2019. On June 27, 2019, the Company entered into a second amendment of the 2018 Bank of America Credit Facility that extended the maturity date from June 30, 2019 to June 30, 2020.

As of September 30, 2018 and June 30, 2018, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $40.6 million and $67.3 million, respectively. The interest rates under the 2018 Bank of America Credit Facility as of September 30, 2018 and June 30, 2018 were 4.88% per annum and 4.75% per annum, respectively. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility. The balance of debt issuance costs outstanding were $2.0 million and $2.8 million as of September 30, 2018 and June 30, 2018, respectively. As of September 30, 2018, the Company's available borrowing capacity under the 2018 Bank of America Credit Facility was $209.4 million, subject to the borrowing base limitation and compliance with other applicable terms.

CTBC Bank

In April 2016, the Company entered into a credit agreement with CTBC Bank Co., Ltd (“CTBC Bank”) that provides for (i) a 12-month NTD$700.0 million ($21.6 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, the term loan facility also included a 12-month guarantee of up to NTD $100.0 million ($3.1 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month revolving line of credit of up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which was adjusted monthly (collectively, the “2016 CTBC Credit

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Facility”). The total borrowings allowed under the 2016 CTBC Credit Facility was capped at $40.0 million. The Company extended the 2016 CTBC Credit Facility to mature on May 31, 2017.

In May 2017, the Company renewed the 2016 CTBC Credit Facility, such that it provided for (i) a 12-month NTD $700.0 million ($23.0 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, which term loan facility also included a 12-month guarantee of up to NTD $100.0 million ($3.3 million U.S. dollar equivalent) with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit of up to 80.0% of eligible accounts receivable in an aggregate amount of up to $50.0 million with an interest rate equal to the lender's established USD interest rate plus an interest rate ranging from 0.40% to 0.45% per annum which was adjusted monthly. The total borrowings allowed under the renewed 2016 CTBC Credit Facility were capped at $50.0 million. The 2016 CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity, the Company entered into the 2018 CTBC Credit Facility (defined below) with CTBC Bank in January 2018, which replaced the 2016 CTBC Credit Facility.

In January 2018, the Company entered into a credit agreement with CTBC Bank that provided for (i) a 12-month NTD $700.0 million ($23.6 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, which term loan facility also included a 12-month guarantee of up to NTD $100.0 million ($3.4 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month NTD $1,500.0 million ($50.5 million U.S. dollar equivalent) term loan facility with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly (collectively, the “2018 CTBC Credit Facility”). The total borrowings allowed under the 2018 CTBC Credit Facility was initially capped at $50.0 million and in August 2018 was reduced to $40.0 million. In June 2019 prior to its maturity, the 2018 CTBC Credit Facility was replaced by the 2019 CTBC Credit Facility (defined below).

In June 2019, the Company entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD $700.0 million ($22.5 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month guarantee of up to NTD $100.0 million ($3.2 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, (ii) a 180-day NTD $1,500.0 million ($48.2 million U.S. dollar equivalent) term loan facility up to 100% of eligible accounts receivable in an aggregate amount with an interest rate equal to the lender's established NTD interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly, and (ⅲ) a 12-month revolving line of credit of up to 100% of eligible accounts receivable in an aggregate amount of up to $50.0 million with an interest rate equal to the lender's established USD interest rate plus an interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly (collectively, the “2019 CTBC Credit Facility”). The total borrowings allowed under the 2019 CTBC Credit Facility was capped at $50.0 million. The 2019 CTBC Credit Facility is to mature on June 30, 2020.

The total outstanding borrowings under the 2018 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $22.8 million and $22.9 million at September 30, 2018 and June 30, 2018, respectively. At September 30, 2018 and June 30, 2018, the total outstanding borrowings under the 2018 CTBC Credit Facility revolving line of credit were $15.9 million and $25.9 million, respectively, in U.S. dollars. The interest rate for these loans was 0.95% as of September 30, 2018 and June 30, 2018. At September 30, 2018, the amount available for future borrowing under the 2018 CTBC Credit Facility was $1.3 million. As of September 30, 2018, the net book value of land and building located in Bade, Taiwan collateralizing the 2018 CTBC Credit Facility term loan was $26.1 million.

Covenant Compliance

2018 Bank of America Credit Facility

The credit agreement with Bank of America related to the 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The credit agreement contains a financial covenant, which requires that the Company maintain a Fixed Charge Coverage Ratio, as defined in the agreement of at least 1.00 for each twelve-month period while a Trigger Period, as defined in the agreement, is in effect. The Company has been in compliance with all the covenants under the 2018 Bank of America Credit Facility.

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On September 7, 2018, Bank of America issued an extension letter to the Company in connection with the 2018 Bank of America Credit Facility, which extended the delivery date of the Company's audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to January 31, 2019. On January 31, 2019, the Company entered into an amendment of the loan and security agreement with respect to the 2018 Bank of America Credit Facility to, among other matters, (a) extend the delivery date of the Company's audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to June 30, 2019, and (b) require the delivery, by no later than March 31, 2019 of the Company's audited consolidated financial statements for the fiscal year ended June 30, 2019. In April 2019, the Company paid a fee to extend the delivery to June 30, 2019 of its audited consolidated financial statements for the fiscal year ended June 30, 2017. In connection with the second amendment of the 2018 Bank of America Credit Facility to extend the maturity of the 2018 Bank of America Credit Facility, the Company is required to deliver its audited consolidated financial statements for the fiscal year ended June 30, 2018 by December 31, 2019, and deliver its audited consolidated financial statements for the fiscal year ended June 30, 2019 by March 31, 2020. If the Company elects to deliver the audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018 together in a combined filing with the SEC, the Company is required to deliver its audited financial statements by March 31, 2020.

CTBC Bank

There are no financial covenants associated with the 2018 CTBC Credit Facility or the 2019 CTBC Credit Facility.

Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Steve Liang owned approximately 0.4% of the Company's common stock as of June 30, 2017, but owned no shares as of June 30, 2018 and thereafter. As of September 30, 2018, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was the Senior Vice President of International Sales and a director of the Company, owned approximately 11.7% of Ablecom’s capital stock as of September 30, 2018. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock as of September 30, 2018. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. None of the Company, Charles Liang or Sara Liu own any capital stock of Compuware.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 95.7% and 97.8% of the chassis included in the products sold by the Company during the three months ended September 30, 2018 and 2017, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

With respect to the manufacturing aspects of the relationship, Ablecom purchases most of materials needed to manufacture the chassis from third parties and the Company provides certain components used in the manufacturing process (such as power supplies) to Ablecom through consignment or sales transactions. Ablecom uses these materials and components to manufacture the completed chassis and then sell them back to the Company. For the components purchased from the Company, Ablecom sells the components back to the Company at a price equal to the price at which the Company sold the components to Ablecom. The Company and Ablecom frequently review and negotiate the prices of the chassis the Company

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

purchases from Ablecom. In addition to inventory purchases, the Company also incurs other costs associated with design services, tooling and other miscellaneous costs from Ablecom.

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $30.8 million and $39.3 million at September 30, 2018 and June 30, 2018, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

Under these agreements, the Company outsources to Compuware a portion of its design activities and a significant part of its power supplies manufacturing as well as an immaterial portion of other components. With respect to design activities, Compuware generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Compuware for the design and engineering services, and further agrees to pay Compuware for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of materials needed to manufacture the power supplies from outside markets and uses these materials to manufacture the products and then sell those products to the Company. The Company and Compuware frequently review and negotiate the prices of the power supplies the Company purchases from Compuware.

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $110.0 million and $111.7 million at September 30, 2018 and June 30, 2018, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three months ended September 30, 2018 and 2017, are as follows (in thousands):

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three months ended September, 30
	2018	2017
Ablecom
Purchases (1)	$44,636	$32,989

Compuware
Net sales	5,142	6,834
Purchases (1)	37,212	31,184
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the three months ended September 30, 2018 and 2017.

The Company had the following balances related to transactions with Ablecom and Compuware as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018	June 30, 2018
Ablecom
Accounts receivable and other receivables	$6,275	$7,884
Accounts payable and accrued liabilities	43,679	49,187

Compuware
Accounts receivable and other receivables	32,205	16,295
Accounts payable and accrued liabilities	48,890	45,617

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture, which is accounted for using the equity method. See Note 1, "Organization and Summary of Significant Accounting Policies" for a discussion of the investment and the transactions that took place during the three months ended September 30, 2018 and 2017.

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $5.5 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate was 21.0% and 9.8% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three months ended September 30, 2018 is higher than that for the three months ended September 30, 2017 due to the tax deductions from disqualifying dispositions of employee incentive stock options for the prior fiscal year.

               As of September 30, 2018, the Company had a liability for gross unrecognized tax benefits of $27.1 million, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three months ended September 30, 2018, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of September 30, 2018, the Company had accrued $2.0 million of interest and penalties relating to unrecognized tax benefits.

In December 2017, the U.S. federal government enacted the 2017 Tax Reform Act. The 2017 Tax Reform Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a one-time transition tax on foreign earnings of U.S. subsidiaries that were not previously subject to U.S. income tax. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. As a result, the Company has completed its analysis and recorded a one-time $12.9 million, net write down of its U.S. deferred tax assets and liabilities resulting from the U.S. federal corporate income tax rate decrease from 35% to 21%, and a

SUPER MICRO COMPUTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

one-time transition tax of $2.8 million, in the Company's income tax provision for the fiscal year ended June 30, 2018. The Company expects further guidance may be forthcoming from the federal and state tax agencies, which could result in additional impacts.

The 2017 Tax Reform Act also creates a new requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) that must be included currently in the gross income of a CFC’s U.S. stockholder starting in the tax year that begins after 2017. The tax impact from GILTI will be recorded in the Company's income tax provision for the fiscal year ended June 30, 2019, net of foreign tax credit, and will not be material to the Company's income tax provision for the fiscal year ended June 30, 2019.

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes. The Company's selection of an accounting policy for the fiscal year ended June 30, 2019 with respect to the GILTI tax rules is to treat GILTI tax as a current period expense under the period cost method.

Under the 2017 Tax Reform Act, starting on July 1, 2018, the company is no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. The Company previously asserted that all of its foreign undistributed earnings were indefinitely reinvested. As a result of the 2017 Tax Reform Act, the Company has determined that its foreign undistributed earnings are indefinitely reinvested except for Netherlands. The Company may repatriate certain foreign earnings from Netherlands that have been previously taxed in the U.S. The tax impact of such repatriation is estimated to be immaterial.

In October 2019, the Taiwan tax authority completed its audit in Taiwan for fiscal year 2018 and proposed a transfer pricing adjustment on the Company which resulted in additional tax liability of $1.6 million. The Company accepted the proposed adjustment in October 2019 and intends to pay the $1.6 million tax liability in January 2020. The impact of this adjustment on the income statement will be offset by the recognition of previously unrecognized tax benefits related to the fiscal year audited in the period in which the proposed adjustment was accepted.

The Company believes that it has adequately provided reserves for all uncertain tax positions; however, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or as the underlying matters are settled or otherwise resolved.

The federal statute of limitations remains open in general for tax years ended June 30, 2016 through 2019. Various states statute of limitations remain open in general for tax years ended June 30, 2015 through 2019. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2013 through 2019. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months, except for the reductions arising from the lapse of the statute of limitations. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $3.4 million in the next 12 months, primarily due to the lapse of the statute of limitations and settlement with the Tax Authorities. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

Note 10.        Commitments and Contingencies

Litigation and Claims— In February 2018, the Company became a party to legal proceedings whereby complainants have alleged that it has violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions. In July 2019, the Company filed a motion to dismiss which remains pending. See Note 12, "Subsequent Events" for further details. From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, the resolution of any matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of September 30, 2018, these remaining noncancelable commitments were $382.8 million, including $140.8 million for related parties.

Standby Letter of Credit— In October 2018, Bank of America issued a standby letter of credit on behalf of the Company to a beneficiary for an initial value of $3.2 million to facilitate the ongoing operations of the Company. The standby letter of credit is automatically extended without amendment for successive one-year periods from the original expiration date of November 1, 2019 and will do so until canceled through written notice from the issuer. In October 2019, upon the Company's request, Bank of America increased the amount under the letter of credit issued to the beneficiary to $6.4 million. No amounts have been drawn under the standby letter of credit.

Note 11.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	September 30,	June 30,
	2018	2018
Long-lived assets:
United States	$152,394	$151,567
Asia	43,227	42,533
Europe	2,537	2,531
	$198,158	$196,631

The Company’s revenue is presented on a disaggregated basis in Note 2, “Revenue” by type of product, by geographical market, and by products sold through its indirect sales channel or to its direct customers and OEMs.

Note 12. Subsequent Events

On February 8, 2018, two putative class action complaints were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff and it filed an amended complaint naming our Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, plaintiff filed a further amended complaint naming our former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, we filed a motion to dismiss which remains pending. We believe the allegations filed are without merit and intend to vigorously defend against the lawsuit.

As a result of the 2017 Tax Reform Act, in December 2019, the Company realigned its international business operations and group structure. As a part of this restructuring, the Company moved certain intellectual property back to the United States. This tax restructuring is not expected to have a material impact to the estimated annual effective tax rate.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Q1 2019 Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks discussed under “Risk Factors” in Part II, Item 1A of this filing. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Q1 2019 Quarterly Report and included in our 2019 Comprehensive 10-K, which we expect to file subsequent to the filing of this Q1 2019 Quarterly Report and which will include our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018.

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

Overview

We are a global leader and innovator of high-performance, high-efficiency server and storage technology. We develop and provide end-to-end green computing solutions to the cloud computing, data centers, enterprise, big data, artificial intelligence ("AI"), High-Performance Computing ("HPC"), edge computing and Internet of Things/embedded (“IoT”) markets. Our solutions range from complete server, storage, modular blade servers, blades and workstations to full racks, networking devices, server management software, server sub-systems and global support and services.

We commenced operations in 1993 and have been profitable every year since inception. For the three months ended September 30, 2018 and 2017, our net income was $19.3 million and $6.1 million, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of Intel Corporation, Advanced Micro Devices, Inc., Nvidia Corporation, Samsung Electronics Company Limited, Micron Technology, Inc. and others carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

During the three months ended September 30, 2018, we continued to concentrate our efforts on selling server and storage systems to larger customers such as enterprise and data center customers. As a result of these efforts, sales of server and storage systems represented sequentially greater percentages of our net sales, rising from 75.7% of net sales in the three months ended September 30, 2017 to 83.0% in the three months ended September 30, 2018. Server and storage systems generally have higher average selling prices and provide an opportunity to sell services. The substantial increase in our net sales from the three months ended September 30, 2017 to the three months ended September 30, 2018 reflected both this concentration on selling server and storage systems and an increased demand for our products.

Financial Highlights

The following is a summary of our financial highlights of the first quarter of fiscal 2018:

•	Net sales increased by 35.5% as compared to the three months ended September 30, 2017.

•
Gross margin increased to 12.7% in the three months ended September 30, 2018 from 12.0% for the three months ended September 30, 2017, primarily due a favorable geographic mix with less competitive pricing, and increased service revenues that have higher margins, offset by higher prices for key components and increased charges for excess and obsolete inventories.

•
Operating expenses increased by 23.5% as compared to the three months ended September 30, 2017, and were equal to 9.8% and 10.7% of net sales in the three months ended September 30, 2018 and 2017, respectively. The increase is primarily due to professional fees that were incurred to investigate, assess and begin remediating the causes that lead to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements.

•	Effective tax rate increased from 9.8% in the three months ended September 30, 2017 to 21.0% in the three months ended September 30, 2018.
Subsequent Events

For details, see Part I, Item 1, Note 12, "Subsequent Events," in our notes to the condensed consolidated financial statements in this Q1 2019 Quarterly Report.

Revenues and Expenses

Net sales. Net sales consist of sales of our server and storage solutions, including systems and related services and subsystems and accessories. The main factors that impact our net sales are the number of compute nodes sold, the average selling prices per node for our server and storage system sales and units shipped and the average selling price per unit for our subsystem and accessories. The prices for our server and storage systems range widely depending upon the configuration, including the number of compute nodes in a server system as well as the level of integration of key components such as SSDs, and memory, and the prices for our subsystems and accessories can also vary widely based on whether a customer is purchasing power supplies, server boards, chassis or other accessories. A compute node is an independent hardware configuration within a server system capable of having its own CPU, memory and storage and that is capable of running its own instance of a non-virtualized operating system. The number of compute nodes sold, which can vary by product, is an important metric we use to track our business. Measuring volume using compute nodes enables more consistent measurement across different server form factors and across different vendors. As with most electronics-based product life cycles, average selling prices typically are highest at the time of introduction of new products that utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products. Additionally, in order to remain competitive throughout all industry cycles, we actively change our selling price per unit in response to changes in costs for key components such as memory and SSDs.

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolescence provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include purchased parts and material costs, shipping costs, salary and benefits and overhead costs related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on the cost of materials and market conditions. As a result, our cost of sales as a percentage of net sales in any period can increase due to significant component price increases resulting from component shortages.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During the fiscal years 2019 and 2018, we continued to expand manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 9.2% and 9.6% of our cost of sales for the three months ended September 30, 2018 and 2017, respectively. For further details on our dealings with related parties, see Part I, Item 1, Note 8, “Related Party Transactions.”

Research and development expenses. Research and development expenses consist of personnel expenses including: salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our research and development personnel, as well as product development costs such as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering funding from certain suppliers and customers for joint development. Under these arrangements, we are reimbursed for certain research and development costs that we incur as part of the joint development efforts with our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel expenses, including: salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our sales and marketing personnel, costs for tradeshows, independent sales representative fees and marketing programs. From time to time, we receive cooperative marketing funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. The timing, magnitude and estimated usage of these programs can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, reimbursed by our suppliers, typically increases in connection with new product releases by our suppliers.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses such as: salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our general and administrative personnel, financial reporting, information technology, corporate governance and compliance and outside legal, audit, tax fees, insurance and bad debt.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Except for the changes to our accounting policy as a result of the adoption of ASC 606 on July 1, 2018, there have been no material change to our critical accounting policies and estimates. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Organization and Summary of Significant Accounting Policies" in our notes to the condensed consolidated financial statements in this Q1 2019 Quarterly Report.

Results of Operations

Net Sales

The following table presents net sales by product type for the three months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Server and storage systems	$805.9	$542.4	$263.5	48.6%
Percentage of total net sales	83.0%	75.7%
Subsystems and accessories	$165.2	$174.3	$(9.1)	(5.2)%
Percentage of total net sales	17.0%	24.3%
Total net sales	$971.1	$716.7	$254.4	35.5%

During the three months ended September 30, 2018, we continued our trend of concentrating our efforts on selling server and storage systems to larger customers such as enterprise, internet data center and cloud customers.

The period-over-period increase in net sales of our server and storage systems was primarily due to an increase in average selling price per compute node by approximately 21%. The increase in the average selling prices of our server and storage systems was primarily due to increased selling prices to customers consistent with the increases in the cost of memory and SSDs and sales of our systems configured with higher density computing and more memory and storage capacity. In addition, the number of units of compute nodes shipped increased by approximately 24%, driven by an increased demand for our products.

The period-over-period decrease in net sales of our subsystems and accessories is primarily due to a decrease in volume of subsystems and accessories sold by approximately 18%, offset by an increase in average selling price per unit by approximately 14%.

The following table presents the percentages of net sales from products sold through our indirect sales channel and to our direct customers and OEMs for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change
	2018	2017	%
Indirect sales channel	34.4%	47.3%	(12.9)%
Direct customers and OEMs	65.6%	52.7%	12.9%
Total net sales	100.0%	100.0%

The period-over-period decrease in net sales through our indirect sales channel as a percentage of total net sales was primarily due to the higher sales to our direct customers and OEMs. The period-over-period increase in net sales to direct customers and OEMs as a percentage of total net sales was primarily due to higher sales of our server and storage systems to internet data center and cloud, enterprise and OEM customers.

The following table presents percentages of net sales by geographic region for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change
	2018	2017	%
United States	58.5%	57.6%	0.9%
Europe	16.7%	14.8%	1.9%
Asia	21.3%	23.6%	(2.3)%
Others	3.5%	4.0%	(0.5)%
Total net sales	100.0%	100.0%

The period-over-period increase in net sales in the United States as a percentage of total net sales was primarily due to the higher sales of our server and storage systems to our direct customers and OEMs. The period-over-period decrease in net sales in Asia as a percentage of total net sales was due primarily to decreased sales through our indirect sales channel in China, partially offset by increased sales in Taiwan. The increased percentage of net sales in Europe was primarily due to higher sales in the Netherlands.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three months ended September 30, 2018 and 2017 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Cost of sales	$847.9	$630.7	$217.2	34.4%
Gross profit	$123.2	$86.1	$37.1	43.1%
Gross margin	12.7%	12.0%		0.7%

The period-over-period increase in cost of sales was primarily attributable to an increase of $206.3 million in product costs and the increase in net sales volume, an increase of $7.8 million in inventory excess and obsolescence provision and an increase of $3.2 million in compensation and benefits including stock-based compensation.

The period-over-period increase in the gross margin percentage was primarily due to lower percentage of net sales in Asia where pricing is typically lower and the market there is more competitive which resulted in a shift in geographic mix that had a positive impact on our gross margin percentage.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 and 2017 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Research and development	$43.0	$40.7	$2.3	5.7%
Percentage of total net sales	4.4%	5.7%
Sales and marketing	$18.3	$16.8	$1.5	8.9%
Percentage of total net sales	1.9%	2.3%
General and administrative	$33.4	$19.2	$14.2	74.0%
Percentage of total net sales	3.5%	2.7%
Total operating expenses	$94.7	$76.7	$18.0	23.5%
Percentage of total net sales	9.8%	10.7%

Research and development expenses. The period-over-period increase in research and development expenses was due to an increase of $5.3 million in personnel expenses, a decrease of $1.1 million in reimbursements received for certain research and development costs that we incur as part of the joint development of our and our suppliers’ and customers’ products, offset by a decrease of $4.3 million in product development costs.

Our personnel expenses increased primarily as a result of an increase in annual salaries and benefits, and an increase in the number of personnel to support our expanded product development initiatives and to support the growth of our business in many market verticals.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was due to an increase of $2.3 million in personnel expenses, offset by a $1.3 million decrease in expenses related to advertising and promotion activities.

General and administrative expenses. The period-over-period increase in general and administrative expenses includes an increase of $13.9 million in professional fees that were primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements and an increase of $0.9 million in bad debt provision expenses primarily as a result of our inability to collect receivables from certain international customers.

Interest and Other Expense, Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other expense, net for the three months ended September 30, 2018 and 2017 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Other income (expense), net	$0.2	$(0.8)	$1.0	(125.0)%
Interest expense	(2.4)	(1.1)	(1.3)	118.2%
Interest and other expense, net	$(2.2)	$(1.9)	$(0.3)	15.8%

The period-over-period increase in interest and other expense, net was primarily due to an increase of $1.3 million in interest expense related to amortization of loan origination fees in connection with the refinancing of our 2018 Bank of America Credit Facility in the last quarter of fiscal year 2018.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three months ended September 30, 2018 and 2017 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Income tax provision	$5.5	$0.7	$4.8	685.7%
Percentage of total net sales	0.6%	0.1%
Effective tax rate	21.0%	9.8%

The period-over-period increase in income tax provision and effective tax rate was primarily attributable to the benefit from disqualifying disposition of incentive stock options for the three months ended September 30, 2017.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as working capital. Our cash and cash equivalents were $105.8 million and $115.4 million as of September 30, 2018 and June 30, 2018, respectively. Our cash in foreign locations was $104.5 million and $114.0 million as of September 30, 2018 and June 30, 2018, respectively.

Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs. Due to the enactment of the 2017 Tax Reform Act, all of our cash, cash equivalents and investments held by foreign subsidiaries were subject to U.S. taxation under the one-time transition tax as further discussed in Part I, Item 1, Note 9, "Income Taxes". Subsequent repatriations generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

We believe that our current cash, cash equivalents, credit lines and internally generated cash flows will be generally sufficient to support our operating businesses, remediation efforts, maturing debt and interest payments for the twelve months following the issuance of these condensed consolidated financial statements.

Our key cash flow metrics were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2018	2017
Net cash provided by operating activities	$37.7	$11.8	$25.9
Net cash used in investing activities	$(3.2)	$(5.1)	$1.9
Net cash (used in) provided by financing activities	$(37.7)	$20.1	$(57.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3.2)	$26.9	$(30.1)

Operating Activities

Net cash provided by operating activities increased by $25.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was due primarily to an increase in net income in the current period of $13.3 million, an increase in provision for excess and obsolete inventories of $7.8 million from older generation products, and a reduction of net working capital of $6.9 million due to improved working capital management, partially offset by a reduction of $4.2 million in the non-cash charges related to the change in our deferred tax assets primarily due to the increase in provision for excess and obsolete inventories.

Investing Activities

Net cash used in investing activities was $3.2 million and $5.1 million for the three months ended September 30, 2018 and the three months ended September 30, 2017, respectively, as we continued to invest in our Green Computing Park in San Jose to expand our capacity and office space.

Financing Activities

Net cash used in financing activities increased by $57.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to an increased debt repayments, net of borrowings of $54.8 million and a decrease in the proceeds from the exercise of stock options of $3.0 million.

Other Factors Affecting Liquidity and Capital Resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2016 Bank of America Credit Facility

In June 2016, we entered into a credit agreement with Bank of America (the “2016 Bank of America Credit Facility”). Prior to its maturity in April 2018, we repaid and terminated the 2016 Bank of America Credit Facility using the proceeds from our 2018 Bank of America Credit Facility (defined below). Immediately prior to its termination, the 2016 Bank of America Credit Facility (giving effect to all amendments since the inception of the 2016 Bank of America Credit Facility), provided for (i) a $85.0 million revolving line of credit including a $5.0 million letter of credit sublimit, (ii) a $20.0 million revolving line of credit for our Taiwan and the Netherlands entities, and (iii) a five-year $50.0 million term loan. The 2016 Bank of America Credit Facility term loan was secured by seven buildings located in San Jose, California and the property, plant and equipment and the inventory in those buildings. The principal and interest of the 2016 Bank of America Credit Facility term loan were payable monthly through June 30, 2021 with an interest rate at the LIBOR rate plus 1.25% per annum. The interest rate for the $85.0 million revolving line of credit was at the LIBOR rate plus 1.25% per annum. The interest rate of the $20.0 million revolving line of credit was equal to a minimum of 0.9% per annum plus the lender's cost of funds, as defined in the agreements.

2018 Bank of America Credit Facility

In April 2018, we entered into a revolving line of credit with Bank of America (the "2018 Bank of America Credit Facility"), which replaced the 2016 Bank of America Credit Facility. The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders, including a $5.0 million letter of credit sublimit, which was extended to $15.0 million in October 2019. The 2018 Bank of America Credit Facility was originally set to expire after 364 days and has been extended to June 30, 2020 through subsequent amendments. Prior to its maturity, at our option and if certain conditions are satisfied, including being current on all of our delinquent quarterly and annual filings with the SEC, the 2018 Bank of America Credit Facility may convert into a five-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to both Super Micro Computer and Super Micro Computer B.V. Under the terms of the 2018 Bank of America Credit Facility, we are required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of our deposit accounts. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier as determined by the lenders. Voluntary prepayments are permitted without early repayment fees or penalties. The terms of the arrangement require any amounts in the deposit accounts to be applied against our line of credit the next business day. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets. If converted to a five-year revolving credit facility, Super Micro Computer’s assets, and at our option, Super Micro Computer B.V.'s assets will be used as collateral for the 2018 Bank of America Credit Facility. Under the terms of the 2018 Bank of America Credit Facility, we are not permitted to either repurchase our shares or pay any dividends.

In the fourth fiscal quarter of 2018, we paid $3.2 million in fees to the lenders and third parties in connection with the 2018 Bank of America Credit Facility. The replacement of the 2016 Bank of America Credit Facility by the 2018 Bank of America Credit Facility is accounted for as a modification of the existing credit facility to the extent the lenders before and after the modification were the same. Any unamortized fees relating to the 2016 Bank of America Credit Facility and the fees paid for the 2018 Bank of America Credit Facility are amortized over the term of the 2018 Bank of America Credit Facility as interest expense in our consolidated statements of operation and any unamortized amounts are classified within prepaid and other current assets in our consolidated balance sheets.

On January 31, 2019, we paid a fee and entered into an amendment of the 2018 Bank of America Credit Facility that resulted in the extension of the maturity date from April 19, 2019 to June 30, 2019. On June 27, 2019, we entered into a second amendment of the 2018 Bank of America Credit Facility that extended the maturity date from June 30, 2019 to June 30, 2020.

As of September 30, 2018 and June 30, 2018 the total outstanding borrowings under the 2018 Bank of America Credit Facility were $40.6 million and $67.3 million, respectively. The interest rates under the 2018 Bank of America Credit Facility as of September 30, 2018 and June 30, 2018 were 4.88% per annum and 4.75% per annum, respectively. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility. The balance of debt issuance costs outstanding were $2.0 million and $2.8 million as of September 30, 2018 and June 30, 2018, respectively. As of September 30, 2018, our available borrowing capacity under the 2018 Bank of America Credit Facility was $209.4 million, subject to the borrowing base limitation and compliance with other applicable terms.

CTBC Bank

In April 2016, we entered into a credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD $700.0 million ($21.6 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, the term loan facility also included a 12-month guarantee of up to NTD $100.0 million ($3.1 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month revolving line of credit of up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum, which was adjusted monthly (collectively, the “2016 CTBC Credit Facility”). The total borrowings allowed under the 2016 CTBC Credit Facility was capped at $40.0 million. We extended the 2016 CTBC Credit Facility to mature on May 31, 2017.

In May 2017, we renewed the 2016 CTBC Credit Facility, such that it provided for (i) a 12-month NTD $700.0 million ($23.0 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, which term loan facility also included a 12-month guarantee of up to NTD $100.0 million ($3.3 million U.S. dollar equivalent) with an annual fee equal to 0.5% per annum, and (ii) a 12-month revolving line of credit of up to 80.0% of eligible accounts receivable in an aggregate amount of up to $50.0 million with an interest rate equal to the lender's established USD interest rate plus an interest rate ranging from 0.40% to 0.45% per annum, which was adjusted monthly. The total borrowings allowed under the renewed 2016 CTBC Credit Facility were capped at $50.0 million. The 2016 CTBC Credit Facility was to mature on April 30, 2018 but prior to the maturity, we entered into the 2018 CTBC Credit Facility (defined below) with CTBC Bank in January 2018, which replaced the 2016 CTBC Credit Facility.

In January 2018, we entered into a credit agreement with CTBC Bank that provided for (i) a 12-month NTD $700.0 million ($23.6 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, which term loan facility also included a 12-month guarantee of up to NTD $100.0 million ($3.4 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month NTD $1,500.0 million ($50.5 million U.S. dollar equivalent) term loan facility with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly (collectively, the “2018 CTBC Credit Facility”). The total borrowings allowed under the 2018 CTBC Credit Facility was initially capped at $50.0 million and in August 2018 was reduced to $40.0 million. In June 2019 prior to its maturity, the 2018 CTBC Credit Facility was replaced by the 2019 CTBC Credit Facility (defined below).

In June 2019, we entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD $700.0 million ($22.5 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month guarantee of up to NTD $100.0 million ($3.2 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, (ii) a 180-day NTD $1,500.0 million ($48.2 million U.S. dollar equivalent) term loan facility up to 100% of eligible accounts receivable in an aggregate amount with an interest rate equal to the lender's established NTD interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly, and (ⅲ) a 12-month revolving line of credit of up to 100% of eligible accounts receivable in an aggregate amount of up to $50.0 million with an interest rate equal to the lender's established USD interest rate plus an interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly (collectively, the “2019 CTBC Credit Facility”). The total borrowings allowed under the 2019 CTBC Credit Facility was capped at $50.0 million. The 2019 CTBC Credit Facility is to mature on June 30, 2020.

The total outstanding borrowings under the 2018 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $22.8 million and $22.9 million at September 30, 2018 and June 30, 2018, respectively. At September 30, 2018 and June 30, 2018, the total outstanding borrowings under the 2018 CTBC Credit Facility revolving line of credit were $15.9 million and $25.9 million, respectively, in U.S. dollars. The interest rate for these loans was 0.95% as of September 30, 2018 and June 30, 2018. At September 30, 2018, the amount available for future borrowing under the 2018 CTBC Credit Facility was $1.3 million. As of September 30, 2018, the net book value of land and building located in Bade, Taiwan collateralizing the 2018 CTBC Credit Facility term loan was $26.1 million.

Covenant Compliance

2018 Bank of America Credit Facility

The credit agreement with Bank of America related to the 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries. The credit agreement contains a financial covenant, which requires that we maintain a Fixed Charge Coverage Ratio, as defined in the agreement of at least 1.00 for each twelve-month period while a Trigger Period, as defined in the agreement, is in effect. We have been in compliance with all the covenants under the 2018 Bank of America Credit Facility.

On September 7, 2018, Bank of America issued an extension letter to us in connection with the 2018 Bank of America Credit Facility, which extended the delivery date of our audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to January 31, 2019. On January 31, 2019, we entered into an amendment of the loan and security agreement with respect to the 2018 Bank of America Credit Facility to, among other matters, (a) extend the delivery date of our audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to June 30, 2019, and (b) require the delivery, by no later than March 31, 2019 of our audited consolidated financial statements for the fiscal year ended June 30, 2019. In April 2019, we paid a fee to extend the delivery to June 30, 2019 of our audited consolidated financial statements for the fiscal year ended

June 30, 2017. In connection with the second amendment of the 2018 Bank of America Credit Facility to extend the maturity of the 2018 Bank of America Credit Facility, we are required to deliver our audited consolidated financial statements for the fiscal year ended June 30, 2018 by December 31, 2019, and deliver our audited consolidated financial statements for the fiscal year ended June 30, 2019 by March 31, 2020. If we elect to deliver the audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018 together in a combined filing with the SEC, we are required to deliver our audited financial statements by March 31, 2020.

CTBC Bank

There are no financial covenants associated with the 2018 CTBC Credit Facility or the 2019 CTBC Credit Facility.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies,” in our notes to the condensed consolidated financial statements in this Q1 2019 Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2018, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.95% to 4.88% at September 30, 2018 and 0.95% to 4.75% at June 30, 2018. Based on the outstanding principal indebtedness of $79.3 million under our credit facilities as of September 30, 2018, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange loss for the three months ended September 30, 2018 and 2017 was $0.2 million and $0.3 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2018 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of September 30, 2018 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Q1 2019 Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)) management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Part II, Item 9A, “Controls and Procedures” of our 2017 10-K, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Part II, Item 9A, “Controls and Procedures” of our 2017 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we have been involved in various legal proceedings arising from the course of business activities.

On February 8, 2018, two putative class action complaints were filed against us, our CEO, and our former CFO in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff and it filed an amended complaint naming our Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, plaintiff filed a further amended complaint naming our former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, we filed a motion to dismiss which remains pending. We believe the allegations filed are without merit, and intend to vigorously defend against the lawsuit.

We cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by our management, which irregularities were disclosed on August 31, 2015. In addition, we have received subpoenas from the SEC in connection with the matters underlying our inability to timely file our Form 10-K for the fiscal year ending June 30, 2017. We also received a subpoena from the SEC following the publication of a false and widely discredited news article in October 2018 concerning our products. We are cooperating fully to comply with these government requests.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of these proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, will be described in Part I, Item 1A “Risk Factors” of our 2019 Comprehensive 10-K, which we expect to file subsequent to the filing of this Q1 2019 Quarterly Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2018 we granted a consultant restricted stock units covering a total of 5,730 shares of our common stock for services rendered. The restricted stock units were fully vested at the time of grant. The issuances did not involve a public offering of securities and we believe that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

SUPER MICRO COMPUTER, INC.

Date:	December 19, 2019	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	December 19, 2019	/s/ Kevin Bauer
Kevin Bauer Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)