Form 10-Q
period 2018-12-31
Super Micro Computer, Inc.
filed 2019-12-19
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q2 2019 Quarterly Report”). We did not file our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 10-K”) until May 17, 2019. On that date we also filed amended Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2016, December 31, 2016 and March 31, 2017 (the “2017 Amended Quarterly Reports” and with the 2017 10-K, the “2017 Reports”). Some of the financial statements contained in the 2017 Reports were restated. The circumstances leading to the need to restate those financial statements, and our efforts to investigate, assess and remediate those matters, are more fully described in those reports.
Since the time we filed the 2017 Reports, we have (a) prepared financial statements for each of the quarters in our fiscal year ended June 30, 2018; (b) prepared Quarterly Reports on Form 10-Q for each of the quarters in our fiscal year ended June 30, 2019 (including this Q2 2019 Quarterly Report); (c) prepared our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018; and (d) prepared a comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Comprehensive 10-K”) with expanded financial and other disclosures. We included the expanded financial and other disclosures in the 2019 Comprehensive 10-K in lieu of filing a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in lieu of filing Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2018. Immediately prior to filing this Q2 2019 Quarterly Report, we filed our Quarterly Report on Form 10-Q for the first quarter of our fiscal year ended June 30, 2019. Immediately following the filing of this Q2 2019 Quarterly Report, we expect to file our Quarterly Report on Form 10-Q for the third quarter of our fiscal year ended June 30, 2019 and the 2019 Comprehensive 10-K. We do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 or Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2017, December 31, 2017 and March 31, 2018.
Our delay in the filing of this Q2 2019 Quarterly Report was primarily due to the time required to (a) complete the preparation of the 2017 Reports, including the restatement of certain of our previously issued consolidated financial statements; (b) prepare the financial statements for each of the quarters in our fiscal year ended June 30, 2018; (c) prepare and file the Quarterly Reports on Form 10-Q for each of the quarters in our fiscal year ended June 30, 2019 (including this Q2 2019 Quarterly Report); (d) prepare the consolidated financial statements for the fiscal years ended June 30, 2019 and 2018; and (e) prepare other disclosures contained in this Q2 2019 Quarterly Report, the Quarterly Reports on Form 10-Q for the first and third quarters of our fiscal year ended June 30, 2019 and (f) prepare and file the 2019 Comprehensive 10-K.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND
SIX MONTHS ENDED DECEMBER 31, 2018

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this December 31, 2018 Form 10-Q are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this December 31, 2018 Form 10-Q are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	December 31,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$109,783	$115,377
Accounts receivable, net of allowances of $3,541 and $1,945 at December 31, 2018 and June 30, 2018, respectively (including amounts receivable from related parties of $13,119 and $3,082 at December 31, 2018 and June 30, 2018, respectively)	429,574	451,393
Inventories	829,166	853,252
Prepaid expenses and other current assets (including receivables from related parties of $32,530 and $24,016 at December 31, 2018 and June 30, 2018, respectively)	122,110	110,856
Total current assets	1,490,633	1,530,878
Investment in equity investee	2,053	2,376
Property, plant and equipment, net	198,252	196,631
Deferred income taxes, net	32,004	25,583
Other assets	13,195	14,037
Total assets	$1,736,137	$1,769,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $82,465 and $77,810 at December 31, 2018 and June 30, 2018, respectively)	$459,592	$527,158
Accrued liabilities (including amounts due to related parties of $13,958 and $18,394 at December 31, 2018 and June 30, 2018, respectively)	112,159	102,478
Income taxes payable	9,724	7,191
Short-term debt	48,172	116,181
Deferred revenue	78,547	58,549
Total current liabilities	708,194	811,557
Deferred revenue, non-current	103,242	89,731
Other long-term liabilities (including related party balance of $4,000 and $3,500 at December 31, 2018 and June 30, 2018, respectively)	26,490	24,565
Total liabilities	837,926	925,853
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 51,136,062 and 50,914,571 at December 31, 2018 and June 30, 2018, respectively	341,070	331,550
Treasury stock (at cost), 1,333,125 shares at December 31, 2018 and June 30, 2018	(20,491)	(20,491)
Accumulated other comprehensive (loss) income	(72)	165
Retained earnings	577,547	532,271
Total Super Micro Computer, Inc. stockholders’ equity	898,054	843,495
Noncontrolling interest	157	157
Total stockholders’ equity	898,211	843,652
Total liabilities and stockholders’ equity	$1,736,137	$1,769,505

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales (including related party sales of $16,794 and $16,656 in the three months ended December 31, 2018 and 2017, respectively, and $31,259 and $28,585 in the six months ended December 31, 2018 and 2017, respectively)	$931,509	$826,983	$1,902,627	$1,543,720
Cost of sales (including related party purchases of $74,553 and $68,428 in the three months ended December 31, 2018 and 2017, respectively, and $152,707 and $128,944 in the six months ended December 31, 2018 and 2017, respectively)	803,587	721,289	1,651,466	1,351,972
Gross profit	127,922	105,694	251,161	191,748
Operating expenses:
Research and development	45,924	39,544	88,918	80,212
Sales and marketing	19,677	17,995	37,969	34,791
General and administrative	36,580	25,460	70,040	44,731
Total operating expenses	102,181	82,999	196,927	159,734
Income from operations	25,741	22,695	54,234	32,014
Other income (expense), net	624	(394)	793	(1,190)
Interest expense	(1,831)	(1,088)	(4,209)	(2,171)
Income before income tax provision	24,534	21,213	50,818	28,653
Income tax provision	(4,520)	(20,840)	(10,043)	(21,566)
Share of loss from equity investee, net of taxes	(1,794)	(1,156)	(3,213)	(1,791)
Net income (loss)	$18,220	$(783)	$37,562	$5,296
Net income (loss) per common share:
Basic	$0.37	$(0.02)	$0.75	$0.11
Diluted	$0.36	$(0.02)	$0.73	$0.10
Weighted-average shares used in calculation of net income (loss) per common share:
Basic	49,844	49,335	49,774	49,216
Diluted	50,810	49,335	51,508	52,220

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	$18,220	$(783)	$37,562	$5,296
Other comprehensive income (loss), net of tax:
Net changes in unrealized loss on investments	—	—	—	(38)
Foreign currency translation (loss) gain	(6)	132	(237)	319
Total other comprehensive (loss) income	(6)	132	(237)	281
Total comprehensive income (loss)	$18,214	$(651)	$37,325	$5,577

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended December 31, 2018	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	51,037,658	$336,365	(1,333,125)	$(20,491)	$(66)	$559,327	$157	$875,292
Release of common stock shares upon vesting of restricted stock units	139,555	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(41,151)	(542)	—	—	—	—	—	(542)
Stock-based compensation	—	5,247	—	—	—	—	—	5,247
Foreign currency translation loss	—	—	—	—	(6)	—	—	(6)
Net income	—	—	—	—	—	18,220	—	18,220
Balance at December 31, 2018	51,136,062	$341,070	(1,333,125)	$(20,491)	$(72)	$577,547	$157	$898,211

Three Months Ended December 31, 2017	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2017	50,623,630	$316,203	(1,333,125)	$(20,491)	$72	$492,185	$166	$788,135
Release of common stock shares upon vesting of restricted stock units	135,558	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,011)	(965)	—	—	—	—	—	(965)
Stock-based compensation	—	6,500	—	—	—	—	—	6,500
Foreign currency translation gain	—	—	—	—	132	—	—	132
Net loss	—	—	—	—	—	(783)	(5)	(788)
Balance at December 31, 2017	50,712,177	$321,738	(1,333,125)	$(20,491)	$204	$491,402	$161	$793,014

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

Six Months Ended December 31, 2018	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	50,914,571	$331,550	(1,333,125)	$(20,491)	$165	$532,271	$157	$843,652
Cumulative effect of adjustment from adoption of new accounting standards, net of taxes	—	—	—	—	—	7,714	—	7,714
Release of common stock shares upon vesting of restricted stock units	320,762	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(99,271)	(1,601)	—	—	—	—	—	(1,601)
Stock-based compensation	—	11,121	—	—	—	—	—	11,121
Foreign currency translation loss	—	—	—	—	(237)	—	—	(237)
Net income	—	—	—	—	—	37,562	—	37,562
Balance at December 31, 2018	51,136,062	$341,070	(1,333,125)	$(20,491)	$(72)	$577,547	$157	$898,211

Six Months Ended December 31, 2017	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	50,273,527	$308,271	(1,333,125)	$(20,491)	$(77)	$485,973	$170	$773,846
Cumulative effect of adjustment from adoption of new accounting standard, net of taxes	—	52	—	—	—	133	—	185
Exercise of stock options, net of taxes	267,970	3,043	—	—	—	—	—	3,043
Release of common stock shares upon vesting of restricted stock units	263,445	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(92,765)	(2,189)	—	—	—	—	—	(2,189)
Stock-based compensation	—	12,561	—	—	—	—	—	12,561
Unrealized loss on investments	—	—	—	—	(38)	—	—	(38)
Foreign currency translation gain	—	—	—	—	319	—	—	319
Net income (loss)	—	—	—	—	—	5,296	(9)	5,287
Balance at December 31, 2017	50,712,177	$321,738	(1,333,125)	$(20,491)	$204	$491,402	$161	$793,014

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$37,562	$5,296
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	12,109	10,204
Stock-based compensation expense	11,121	12,561
Allowances for doubtful accounts	1,577	136
Provision for excess and obsolete inventories	14,143	4,587
Share of loss from equity investee	3,213	1,791
Foreign currency exchange (gain) loss	(112)	620
Deferred income taxes, net	(7,979)	12,018
Other	(125)	676
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of ($10,037) and $2,043 during the six months ended December 31, 2018 and 2017, respectively)	54,568	(31,101)
Inventories	(20,861)	(112,766)
Prepaid expenses and other assets (including changes in related party balances of ($8,514) and ($6,988) during the six months ended December 31, 2018 and 2017, respectively)	(3,978)	(23,039)
Accounts payable (including changes in related party balances of $4,655 and $18,329 during the six months ended December 31, 2018 and 2017, respectively)	(70,109)	91,272
Income taxes payable	2,533	6,372
Deferred revenue	38,169	24,308
Accrued liabilities (including changes in related party balances of ($4,436) and $6,610 during the six months ended December 31, 2018 and 2017, respectively)	8,847	13,420
Other long-term liabilities (including changes in related party balances of $500 and ($700) during the six months ended December 31, 2018 and 2017, respectively)	424	(140)
Net cash provided by operating activities	81,102	16,215
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $2,980 and $2,757 during the six months ended December 31, 2018 and 2017, respectively)	(9,306)	(12,101)
Investments in privately held companies	—	(2,100)
Net cash used in investing activities	(9,306)	(14,201)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	41,760	67,100
Repayment of debt	(67,700)	(51,300)
Net repayment on asset-backed revolving line of credit, net of costs	(41,644)	—
Proceeds from exercise of stock options	—	3,043
Payment of withholding tax on vesting of restricted stock units	(1,601)	(2,189)
Payments of obligations under capital leases	(139)	(135)
Net cash (used in) provided by financing activities	(69,324)	16,519
Effect of exchange rate fluctuations on cash	(101)	96
Net increase in cash, cash equivalents and restricted cash	2,371	18,629
Cash, cash equivalents and restricted cash at beginning of period	120,382	112,797

Cash, cash equivalents and restricted cash at end of period	$122,753	$131,426

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,687	$2,069
Cash paid for taxes, net of refunds	$18,388	$9,214

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,963 and $1,719 as of December 31, 2018 and 2017, respectively)	$5,015	$6,423
Contribution of certain technology rights to equity investee	$3,000	$—
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2019.

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

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the three and six months ended December 31, 2018 and 2017, the accounts of the Management Company have been consolidated with the accounts of Super Micro Computer, and a noncontrolling interest has been recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's condensed consolidated statements of operations.

Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the "Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment has been accounted for using the equity method. As such, the Corporate Venture is also a related party. As of December 31, 2018 and June 30, 2018, the Company's equity investment in the Corporate Venture was $2.1 million and $2.4 million, respectively, and was recorded under investment in equity investee on the Company's condensed consolidated balance sheet. The Company's share of losses of the Corporate Venture were $1.8 million and $1.2 million for the three months ended December 31, 2018 and 2017, respectively, and $3.2 million and $1.8 million for the six months ended December 31, 2018 and 2017, respectively.

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

As a result of the adoption of new accounting guidance as of the beginning of fiscal year 2019, the Company recorded an increase of $3.0 million to the investment in equity investee for the contribution of those technology rights, and corresponding increases in deferred gain and retained earnings of $2.1 million and $0.9 million, respectively. As of December 31, 2018 and June 30, 2018, the Company had unamortized deferred gain balance of $2.0 million and $1.4 million, respectively, in accrued liabilities and $4.0 million and $3.5 million, respectively, in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. No impairment charge was recorded for the three and six months ended December 31, 2018 and 2017, respectively.

Additionally, the Company sold products worth $12.1 million and $6.4 million to the Corporate Venture in the three months ended December 31, 2018 and December 31, 2017, respectively, and $21.5 million and $11.5 million in the six months ended December 31, 2018 and December 31, 2017, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of December 31, 2018 and June 30, 2018 have been eliminated and have reduced the Company's investment in the Corporate Venture. The Company had $9.2 million and $2.9 million due from the Corporate Venture in accounts receivable, net as of December 31, 2018 and June 30, 2018, respectively, in its condensed consolidated balance sheets.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 23.4% and 25.1% of total purchases for the three months ended December 31, 2018 and 2017, respectively, and 21.5% and 25.8% for the six months ended December 31, 2018 and December 31, 2017, respectively. Ablecom and Compuware, related parties of the Company, as noted in Note 8, "Related Party Transactions," accounted for 9.3% and 9.5% of total cost of sales for the three months ended December 31, 2018 and 2017, respectively, and 9.2% and 9.5% for the six months ended December 31, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three and six months ended December 31, 2018 and 2017. No country other than the United States represented greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2018, whereas the United States and China represented 54.3% and 14.4%, respectively, of the Company's net sales in the three months ended December 31, 2017, and represented 55.8% and 13.3%, respectively, in the six months ended December 31, 2017. No customer accounted for greater than 10% of the Company's accounts receivable, net as of December 31, 2018, and one customer accounted for 11.6% of the Company's accounts receivable, net as of June 30, 2018.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Selected Captions from the Condensed Consolidated Balance Sheet as of December 31, 2018 (in thousands)

	As Reported	Adjustments	Balances without adoption of ASC 606
ASSETS
Accounts receivable, net of allowances	$429,574	$(15,024)	$414,550
Inventories	829,166	11,406	840,572
Prepaid expenses and other current assets	122,110	(2,106)	120,004
Deferred income taxes, net	32,004	1,558	33,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	$112,159	$(3,920)	$108,239
Deferred revenue	78,547	1,784	80,331
Income taxes payable	9,724	315	10,039
Deferred revenue, non-current	103,242	3,074	106,316
Retained earnings	577,547	(5,419)	572,128

Selected Captions from the Condensed Consolidated Statement of Operations for the Three and Six Months ended December 31, 2018 (in thousands)

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606	As Reported	Adjustments	Balances without adoption of ASC 606
Net sales	$931,509	$8,211	$939,720	$1,902,627	$20,071	$1,922,698
Cost of sales	803,587	8,818	812,405	1,651,466	19,398	1,670,864
Gross profit	127,922	(607)	127,315	251,161	673	251,834
General and administrative	36,580	(1,036)	35,544	70,040	(1,036)	69,004
Income before income tax provision	24,534	429	24,963	50,818	1,709	52,527
Income tax provision	4,520	126	4,646	10,043	315	10,358
Net income	18,220	303	18,523	37,562	1,394	38,956

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Product sales. The Company recognizes revenue from sales of products as control is transferred to customers, which generally happens at the point of shipment or upon delivery, unless customer acceptance is uncertain. Products sold by the Company are delivered via shipment from the Company’s facilities or drop shipment directly to its customer from a Company vendor. The Company may use distributors to sell products to end customers. Revenue from distributors is recognized when the distributor obtains control of the product, which generally happens at the point of shipment or upon delivery, unless customer acceptance is uncertain, and in the amount of consideration to which the Company expects to be entitled.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The following is a summary of net sales by product type (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server and storage systems	$762,622	81.9%	$629,673	76.1%	$1,568,538	82.4%	$1,172,104	75.9%
Subsystems and accessories	168,887	18.1%	197,310	23.9%	334,089	17.6%	371,616	24.1%
Total	$931,509	100.0%	$826,983	100.0%	$1,902,627	100.0%	$1,543,720	100.0%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services.
Subsystems and accessories are comprised of serverboards, chassis and accessories.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2018 and 2017, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
United States	$511,913	$449,039	$1,079,528	$862,154
Europe	180,976	136,864	343,536	242,478
Asia	196,308	204,566	403,176	373,706
Others	42,312	36,514	76,387	65,382
	$931,509	$826,983	$1,902,627	$1,543,720

The following table presents the percentages of net sales from products sold through the Company's indirect sales channel and to its direct customers and OEMs for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017	%	2018	2017	%
Indirect sales channel	40.8%	41.5%	(0.7)%	37.5%	44.2%	(6.7)%
Direct customers and OEMs	59.2%	58.5%	0.7%	62.5%	55.8%	6.7%
Total net sales	100.0%	100.0%		100.0%	100.0%

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. On July 1, 2018, deferred revenue totaled $143.5 million after recognizing the cumulative effect of initially applying ASC 606. Of that amount, $13.9 million and $25.7 million was recognized as revenue during the three and six months ended December 31, 2018, respectively.

Deferred revenue increased during the six months ended December 31, 2018 because the amounts for service contracts invoiced during the period exceeded the recognition of revenue from contracts entered into in prior periods.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the optional exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site integration services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of December 31, 2018 was approximately $181.8 million. The Company expects to recognize approximately 43% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

Note 3.        Stock-based Compensation

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of the date the 2016 Plan became effective, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006 Plan"). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards have been or will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan at the time the 2016 Plan became effective, if those awards were or are forfeited at any time after the 2016 Plan became effective, will become available for use under the 2016 Plan. At the time the 2016 Plan became effective, all remaining ungranted shares under the 2006 Plan were canceled. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company's outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. Under the 2016 Plan, the Company granted PRSUs to its Chief Executive Officer, 50% of which vest based on the achievement of certain performance metrics at the end of the performance period while the remainder vest in equal amounts over the following ten quarters provided he continues to be employed by the Company. As of December 31, 2018, the Company had 556,475 authorized shares available for future issuance under the 2016 Plan.

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

The fair value of stock option grants for the three and six months ended December 31, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Risk-free interest rate	2.97%	2.14%	2.87% - 2.97%	1.92% - 2.14%
Expected term	6.05 years	5.82 years	6.05 years	5.82 years
Dividend yield	—%	—%	—%	—%
Volatility	50.02%	45.32%	47.34% - 50.02%	45.32% - 48.07%
Weighted-average fair value	$6.62	$9.87	$8.77	$11.57

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Cost of sales	$428	$456	$866	$913
Research and development	3,212	3,562	6,708	6,922
Sales and marketing	436	605	941	1,063
General and administrative	1,171	1,877	2,606	3,663
Stock-based compensation expense before taxes	5,247	6,500	11,121	12,561
Income tax impact	(1,082)	(1,551)	(2,324)	(3,879)
Stock-based compensation expense, net	$4,165	$4,949	$8,797	$8,682

As of December 31, 2018, $7.2 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.63 years, $30.7 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.69 years and $0.5 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 2.0 years.

Stock Option Activity

The following table summarizes stock option activity during the six months ended December 31, 2018 under all plans:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2018	8,301,138	$16.50
Granted	267,400	$17.70
Exercised	—	$—
Forfeited/Cancelled	(272,458)	$8.21
Balance as of December 31, 2018	8,296,080	$16.81	3.66
Options vested and exercisable at December 31, 2018	7,515,488	$16.27	3.15

RSU and PRSU Activity

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

The following table summarizes RSUs and PRSUs activity during the six months ended December 31, 2018 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding		Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2018	1,480,605	$23.34	120,000	(1)	$27.10
Granted	571,405	$16.90	—
Released (2)	(320,762)	$24.71	—
Forfeited	(66,200)	$21.80	—
Balance as of December 31, 2018	1,665,048	$20.93	120,000		$27.10
__________________________

(1)	Reflects the number of PRSUs that have been earned based on the achievement of performance metrics.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(2)
The number of shares released excludes 46,896 RSUs that were vested but not released as of December 31, 2018. The number of shares released excludes 72,000 PRSUs that were vested but not released as of December 31, 2018, of which 60,000 PRSUs were vested as of June 30, 2018. These vested RSUs and PRSUs will be released upon the effectiveness of the Company's Registration Statement on Form S-8.

Note 4.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and six months ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$18,220	$(783)	$37,562	$5,296

Denominator:
Weighted-average shares outstanding	49,844	49,335	49,774	49,216
Effect of dilutive securities	966	—	1,734	3,004
Weighted-average diluted shares	50,810	49,335	51,508	52,220

Basic net income (loss) per common share	$0.37	$(0.02)	$0.75	$0.11
Diluted net income (loss) per common share	$0.36	$(0.02)	$0.73	$0.10

For the three and six months ended December 31, 2018 and 2017, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 5,785,490 and 4,385,154 for the three and six months ended December 31, 2018, respectively, and 5,238,185 and 2,261,220 for the three and six months ended December 31, 2017, respectively.

Note 5.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	December 31, 2018	June 30, 2018
Finished goods	$575,779	$633,348
Work in process	92,732	61,162
Purchased parts and raw materials	160,655	158,742
Total inventories	$829,166	$853,252

The Company recorded a provision for excess and obsolete inventory totaling $4.6 million and $12.6 million in the three and six months ended December 31, 2018, respectively, and $2.6 million and $4.3 million in the three and six months ended December 31, 2017, respectively, excluding a provision for adjusting the cost of certain inventories to net realizable value of $1.5 million for the six months ended December 31, 2018. The provision for adjusting the cost of certain inventories to net realizable value for the three months ended December 31, 2018 and three and six months ended December 31, 2017 were not material.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Prepaid Expenses and Other Current Assets:

	December 31, 2018	June 30, 2018
Receivables from vendors (1)	$86,231	$93,003
Prepaid expenses	11,122	6,321
Restricted cash	10,670	2,803
Deferred service costs	3,137	2,920
Others	10,950	5,809
Total prepaid expenses and other current assets	$122,110	$110,856
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $85.0 million and $87.4 million as of December 31, 2018 and June 30, 2018, respectively.

Cash, cash equivalents and restricted cash:

	December 31, 2018	June 30, 2018
Cash and cash equivalents	$109,783	$115,377
Restricted cash included in prepaid expenses and other current assets	10,670	2,803
Restricted cash included in other assets	2,300	2,202
Total cash, cash equivalents and restricted cash	$122,753	$120,382

Property, Plant, and Equipment:

	December 31, 2018	June 30, 2018
Buildings	$86,136	$88,689
Machinery and equipment	77,184	71,081
Land	74,921	74,919
Furniture and fixtures	19,452	18,475
Building and leasehold improvements	19,213	18,760
Software	16,931	15,522
Buildings construction in progress (1)	4,000	1,779
	297,837	289,225
Accumulated depreciation and amortization	(99,585)	(92,594)
Property, plant and equipment, net	$198,252	$196,631
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Assets:

	December 31, 2018	June 30, 2018
Deferred service costs, non-current	$3,603	$3,583
Non-marketable equity securities (1)	3,539	3,539
Restricted cash, non-current	2,300	2,202
Investment in auction rate security	1,571	1,571
Deposits	662	671
Prepaid expense, non-current	1,520	2,471
Total other assets	$13,195	$14,037
____________________________
(1) As of December 31, 2018, the balance represents investments in non-marketable equity securities without readily determinable fair values. As of June 30, 2018, the balance represents investments in equity securities accounted for under the cost method.

Accrued Liabilities:

	December 31, 2018	June 30, 2018
Accrued payroll and related expenses	$28,966	$25,532
Contract manufacturers liability	25,539	28,754
Customer deposits	13,579	14,938
Accrued warranty costs	8,216	7,589
Accrued cooperative marketing expenses	6,799	6,413
Accrued professional fees	5,527	6,626
Others	23,533	12,626
Total accrued liabilities	$112,159	$102,478

Other Long-term Liabilities:

	December 31, 2018	June 30, 2018
Accrued unrecognized tax benefits including related interest and penalties	$19,572	$17,872
Accrued warranty costs, non-current	2,218	2,295
Others	4,700	4,398
Total other long-term liabilities	$26,490	$24,565

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Balance, beginning of the period	$10,245	$8,597	$9,884	$7,721
Provision for warranty	5,463	5,174	11,653	10,254
Costs utilized	(5,179)	(5,817)	(11,737)	(10,428)
Change in estimated liability for pre-existing warranties	(95)	842	634	1,249
Balance, end of the period	10,434	8,796	10,434	8,796
Current portion	8,216	6,823	8,216	6,823
Non-current portion	$2,218	$1,973	$2,218	$1,973

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and other assets. The Company classifies its cash equivalents and other assets, except for its investment in an auction rate security within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of December 31, 2018 and June 30, 2018. The Company used discounted cash flows to estimate the fair value of the auction rate security as of December 31, 2018 and June 30, 2018. The material factors used in preparing the discounted cash flows are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s cash equivalents, certificates of deposit and investment in an auction rate security as of December 31, 2018 and June 30, 2018 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

December 31, 2018	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,140	$—	$—	$1,140
Certificates of deposit (2)	—	1,292	—	1,292
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,140	$1,292	$1,571	$4,003

June 30, 2018	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,136	$—	$—	$1,136
Certificates of deposit (2)	—	30,219	—	30,219
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,136	$30,219	$1,571	$32,926
__________________________
(1) $0.3 million and $0.3 million in money market funds are included in cash and cash equivalents and $0.8 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, respectively.

(2) $0.2 million and $29.2 million in certificates of deposit are included in cash and cash equivalents and $1.1 million and $1.0 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, respectively.

The above table excludes $109.3 million and $85.9 million of cash included in cash and cash equivalents, $10.7 million and $2.8 million of restricted cash included in prepaid expenses and other current assets, and $0.4 million and $0.4 million of restricted cash, non-current included in other assets in the condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and six months ended December 31, 2018.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of auction rate securities, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2018 and 2017 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Balance as of the beginning of the period	$1,571	$2,571	$1,571	$2,625
Total unrealized loss included in other comprehensive income	—	—	—	(54)
Balance as of the end of the period	$1,571	$2,571	$1,571	$2,571

The following is a summary of the Company’s investment in an auction rate security as of December 31, 2018 and June 30, 2018 (in thousands):

	December 31 and June 30, 2018
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2018 and June 30, 2018, total debt of $48.2 million and $116.2 million, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Financial Assets Measured on a Non-recurring Basis

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. Prior to July 1, 2018, the Company accounted for its investment in non-marketable equity securities at cost less impairment. Realized gains and losses on non-marketable equity securities sold or impaired were recognized in other income (expense), net. Upon adoption of the new guidance, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, on July 1, 2018, the Company classifies its investment in non-marketable equity instruments as Level 3 as the fair value is determined using significant unobservable inputs. During the three and six months ended December 31, 2018, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three and six months ended December 31, 2018. For the three and six months ended December 31, 2017, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

There were no transfers of financial assets measured on a non-recurring basis between Level 1, Level 2 or Level 3 securities during the three and six months ended December 31, 2018 and 2017.

Note 7.        Short-term Debt

Short-term debt obligations as of December 31, 2018 and June 30, 2018 consisted of the following (in thousands):

	December 31,	June 30,
	2018	2018
Line of credit:
Bank of America	$25,455	$67,346
CTBC Bank	—	25,900
Total line of credit	25,455	93,246
Term loan: CTBC Bank	22,717	22,935
Total short-term debt	$48,172	$116,181

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

As of December 31, 2018 and June 30, 2018, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $25.5 million and $67.3 million, respectively. The interest rates under the 2018 Bank of America Credit Facility as of December 31, 2018 and June 30, 2018 were 5.13% per annum and 4.75% per annum, respectively. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility. The balance of debt issuance costs outstanding were $1.1 million and $2.8 million as of December 31, 2018 and June 30, 2018, respectively. As of December 31, 2018, the Company's available borrowing capacity under the 2018 Bank of America Credit Facility was $221.3 million, subject to the borrowing base limitation and compliance with other applicable terms.

CTBC Bank

In April 2016, the Company entered into a credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD$700.0 million ($21.6 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, the term loan facility also included a 12-month guarantee of up to NTD $100.0 million ($3.1 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month revolving line of credit of up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which was adjusted monthly (collectively, the “2016 CTBC Credit Facility”). The total borrowings allowed under the 2016 CTBC Credit Facility was capped at $40.0 million. The Company extended the 2016 CTBC Credit Facility to mature on May 31, 2017.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The total outstanding borrowings under the 2018 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $22.7 million and $22.9 million at December 31, 2018 and June 30, 2018, respectively. At December 31, 2018 and June 30, 2018, the total outstanding borrowings under the 2018 CTBC Credit Facility revolving line of credit were $0.0 million and $25.9 million, respectively, in U.S. dollars. The interest rates for these loans were 0.94% and 0.95% as of December 31, 2018 and June 30, 2018, respectively. At December 31, 2018, the amount available for future borrowing under the 2018 CTBC Credit Facility was $17.3 million. As of December 31, 2018, the net book value of land and building located in Bade, Taiwan collateralizing the 2018 CTBC Credit Facility term loan was $26.1 million.

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

Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Steve Liang owned approximately 0.4% of the Company's common stock as of June 30, 2017, but owned no shares as of June 30, 2018 and thereafter. As of December 31, 2018, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was the Senior Vice President of International Sales and a director of the Company, owned approximately 11.7% of Ablecom’s capital stock as of December 31, 2018. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock as of December 31, 2018. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. None of the Company, Charles Liang or Sara Liu own any capital stock of Compuware.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

94.8% and 97.9% of the chassis included in the products sold by the Company during the three months ended December 31, 2018 and 2017, respectively; and approximately 95.3% and 97.8% of the chassis included in the products sold by the Company during the six months ended December 31, 2018 and 2017, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $31.4 million and $39.3 million at December 31, 2018 and June 30, 2018, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $93.9 million and $111.7 million at December 31, 2018 and June 30, 2018, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three and six months ended December 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Ablecom
Purchases (1)	$36,282	$37,250	$80,918	$70,239

Compuware
Net sales	$4,640	$10,283	$9,782	$17,117
Purchases (1)	40,277	32,772	77,489	63,956
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the three and six months ended December 31, 2018 and 2017.

The Company had the following balances related to transactions with Ablecom and Compuware as of December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018	June 30, 2018
Ablecom
Accounts receivable and other receivables	$9,623	$7,884
Accounts payable and accrued liabilities	42,517	49,187

Compuware
Accounts receivable and other receivables	$26,818	$16,295
Accounts payable and accrued liabilities	51,906	45,617

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture, which is accounted for using the equity method. See Note 1, "Organization and Summary of Significant Accounting Policies" for a discussion of the investment and the transactions that took place during the three and six months ended December 31, 2018 and 2017.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $4.5 million and $10.0 million for the three and six months ended December 31, 2018, respectively, and $20.8 million and $21.6 million for the three and six months ended December 31, 2017, respectively. The effective tax rate was 18.4% and 19.8% for the three and six months ended December 31, 2018, respectively, and 98.2% and 75.3% for the three and six months ended December 31, 2017, respectively. The effective tax rate for the three and six months ended December 31, 2017 is higher than that for the three and six months ended December 31, 2018, due to the impacts of the 2017 Tax Reform Act and offset by the tax deductions from disqualifying dispositions of employee incentive stock options for the prior year.

As of December 31, 2018, the Company had a liability for gross unrecognized tax benefits of $26.9 million, substantially all of which, if recognized, would affect the Company's effective tax rate. During the six months ended December 31, 2018, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2018, the Company had accrued $2.0 million of interest and penalties relating to unrecognized tax benefits.

In December 2017, the U.S. federal government enacted the 2017 Tax Reform Act. The 2017 Tax Reform Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a one-time transition tax on foreign earnings of U.S. subsidiaries that were not previously subject to U.S. income tax. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. As a result, the Company has completed its analysis and recorded a one-time $12.9 million, net write down of its U.S. deferred tax assets and liabilities resulting from the U.S. federal corporate income tax rate decrease from 35% to 21%, and a one-time transition tax of $2.8 million, in the Company's income tax provision for the fiscal year ended June 30, 2018. The Company expects further guidance may be forthcoming from the federal and state tax agencies, which could result in additional impacts.
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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The federal statute of limitations remains open in general for tax years ended June 30, 2016 through 2019. Various states statute of limitations remain open in general for tax years ended June 30, 2015 through 2019. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2013 through 2019. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months, except for the reductions arising from the lapse of the statute of limitations. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $4.4 million in the next 12 months, primarily due to the lapse of the statute of limitations and settlement with the Tax Authorities. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of December 31, 2018, these remaining noncancelable commitments were $329.8 million, including $125.2 million for related parties.

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

The following is a summary of property, plant and equipment, net (in thousands):

	December 31,	June 30,
	2018	2018
Long-lived assets:
United States	$152,446	$151,567
Asia	43,451	42,533
Europe	2,355	2,531
	$198,252	$196,631

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Q2 2019 Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks discussed under “Risk Factors” in Part II, Item 1A of this filing. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Q2 2019 Quarterly Report and included in our 2019 Comprehensive 10-K, which we expect to file subsequent to the filing of this Q2 2019 Quarterly Report and which will include our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018.

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

We commenced operations in 1993 and have been profitable every year since inception. Our net income (loss) was $18.2 million and $37.6 million for the three and six months ended December 31, 2018, respectively, and $(0.8) million and $5.3 million for the three and six months ended December 31, 2017, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of Intel Corporation, Advanced Micro Devices, Inc., Nvidia Corporation, Samsung Electronics Company Limited, Micron Technology, Inc. and others carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

During the three months ended December 31, 2018, we continued to concentrate our efforts on selling server and storage systems to larger customers such as enterprise and data center customers. As a result of these efforts, sales of server and storage systems represented sequentially greater percentages of our net sales, rising from 76.1% of net sales in the three months ended December 31, 2017 to 81.9% in the three months ended December 31, 2018. Server and storage systems generally have higher average selling prices and provide an opportunity to sell services. The substantial increase in our net sales from the three months ended December 31, 2017 to the three months ended December 31, 2018 reflected both this concentration on selling server and storage systems and an increased demand for our products.

Financial Highlights

The following is a summary of our financial highlights of the three months ended December 31, 2018:

•	Net sales increased by 12.6% as compared to the three months ended December 31, 2017.

•
Gross margin increased to 13.7% for three months ended December 31, 2018 from 12.8% for the three months ended December 31, 2017, primarily due to lower prices for key components, a favorable geographic mix with less competitive pricing, and increased service revenues that have higher margins.

•
Operating expenses increased by 23.1% as compared to the three months ended December 31, 2017, and were equal to 11.0% and 10.0% of net sales in the three months ended December 31, 2018 and 2017, respectively. The increase was primarily due to professional fees that were incurred to investigate, assess and begin remediating the causes that lead to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements and an increase in certain research and development costs.

•	Effective tax rate decreased from 98.2% in the three months ended December 31, 2017 to 18.4% in the three months ended December 31, 2018.

Subsequent Events

For details, see Part I, Item 1, Note 12, "Subsequent Events," in our notes to the condensed consolidated financial statements in this Q2 2019 Quarterly Report.

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

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During the fiscal years 2019 and 2018, we continued to expand manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 9.3% and 9.5% of our cost of sales for the three months ended December 31, 2018 and 2017, respectively, and 9.2% and 9.5% of our cost of sales for the six months ended December 31, 2018 and 2017, respectively. For further details on our dealings with related parties, see Part I, Item 1, Note 8, “Related Party Transactions.”

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

Except for the changes to our accounting policy as a result of the adoption of ASC 606 on July 1, 2018, there have been no material change to our critical accounting policies and estimates. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Organization and Summary of Significant Accounting Policies" in our notes to the condensed consolidated financial statements in this Q2 2019 Quarterly Report.

Results of Operations

Net Sales

The following table presents net sales by product type for the three and six months ended December 31, 2018 and 2017 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	$	%	2018	2017	$	%
Server and storage systems	$762.6	$629.7	$132.9	21.1%	$1,568.5	$1,172.1	$396.4	33.8%
Percentage of total net sales	81.9%	76.1%			82.4%	75.9%
Subsystems and accessories	$168.9	$197.3	$(28.4)	(14.4)%	$334.1	$371.6	$(37.5)	(10.1)%
Percentage of total net sales	18.1%	23.9%			17.6%	24.1%
Total net sales	$931.5	$827.0	$104.5	12.6%	$1,902.6	$1,543.7	$358.9	23.2%

During the three and six months ended December 31, 2018, we continued our trend of concentrating our efforts on selling server and storage systems to larger customers such as enterprise, internet data center and cloud customers.

Comparison of Three Months Ended December 31, 2018 and 2017

The period-over-period increase in net sales of our server and storage systems was primarily due to an increase in average selling price per compute node by approximately 37%. The increase in the average selling prices of our server and storage systems was primarily due to increased selling prices to customers consistent with the increases in the cost of memory and SSDs and sales of our systems configured with higher density computing and more memory and storage capacity. The increase in the average selling price was offset by the decrease in the number of units of compute nodes shipped of by approximately 15%, driven by a softening demand for our products due to the beginning of an overall market slowdown.

The period-over-period decrease in net sales of our subsystems and accessories is primarily due to a decrease in the volume of subsystems and accessories sold by approximately 7% and a decrease in average selling price per unit by approximately 9%.

Comparison of Six Months Ended December 31, 2018 and 2017

The period-over-period increase in net sales of our server and storage systems was primarily due to an increase in average selling price per compute node by approximately 29%. The increase in the average selling prices of our server and storage systems was primarily due to increased selling prices to customers consistent with the increases in the cost of memory and SSDs and sales of our systems configured with higher density computing and more memory and storage capacity.

The decrease in net sales of our subsystems and accessories is primarily due to a decrease in the volume of subsystems and accessories sold by approximately 12%.

The following table presents the percentages of net sales from products sold through our indirect sales channel and to our direct customers and OEMs for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2018	2017	%	2018	2017	%
Indirect sales channel	40.8%	41.5%	(0.7)%	37.5%	44.2%	(6.7)%
Direct customers and OEMs	59.2%	58.5%	0.7%	62.5%	55.8%	6.7%
Total net sales	100.0%	100.0%		100.0%	100.0%

The period-over-period increase in net sales to direct customers and OEMs as a percentage of total net sales for the three and six months ended December 31, 2018 and 2017 was primarily due to higher sales of our server and storage systems to internet data center and cloud, enterprise and OEM customers.

The following table presents percentages of net sales by geographic region for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2018	2017	%	2018	2017	%
United States	55.0%	54.3%	0.7%	56.7%	55.8%	0.9%
Europe	19.4%	16.5%	2.9%	18.1%	15.8%	2.3%
Asia	21.1%	24.8%	(3.7)%	21.2%	24.2%	(3.0)%
Others	4.5%	4.4%	0.1%	4.0%	4.2%	(0.2)%
Total net sales	100.0%	100.0%		100.0%	100.0%

The period-over-period increase in net sales in the United States as a percentage of total net sales for the three and six months ended December 31, 2018 and 2017 was primarily due to the higher sales of our server and storage systems to our direct customers and OEMs. The period-over-period decrease in net sales in Asia as a percentage of total net sales for the three and six months ended December 31, 2018 and 2017 was due primarily to decreased sales to our indirect sales channel in China, partially offset by increased sales in Taiwan. The increased percentage of net sales for the three and six months ended December 31, 2018 and 2017 in Europe was primarily due to higher sales in the Netherlands.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three and six months ended December 31, 2018 and 2017 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	$	%	2018	2017	$	%
Cost of sales	$803.6	$721.3	$82.3	11.4%	$1,651.5	$1,352.0	$299.5	22.2%
Gross profit	$127.9	$105.7	$22.2	21.0%	$251.2	$191.7	$59.5	31.0%
Gross margin	13.7%	12.8%		0.9%	13.2%	12.4%		0.8%

Comparison of Three Months Ended December 31, 2018 and 2017

The $82.3 million increase in cost of sales in the three months ended December 31, 2018 as compared with the three months ended December 31, 2017 was primarily attributable to an increase of $72.1 million in product costs related to the increase in net sales volume, an increase of $1.7 million in inventory excess and obsolescence provision, an increase in overhead costs of $6.2 million attributable to increased tariffs for import of components from China and an increase of $2.9 million in compensation and benefits including stock-based compensation.

The period-over-period increase in the gross margin percentage was primarily due to lower percentage of net sales in Asia where pricing is typically more competitive, which had a positive impact on our gross margin percentage, and lower prices for key components.

Comparison of Six Months Ended December 31, 2018 and 2017

The $299.5 million increase in cost of sales in six months ended December 31, 2018 as compared with the six months ended December 31, 2017 was primarily attributable to an increase of $278.5 million in product costs as related to the increase in net sales, an increase of $9.6 million in inventory excess and obsolescence provision, an increase in overhead costs of $6.0 million attributable to increased tariffs for import of components from China and an increase of $6.1 million in compensation and benefits including stock-based compensation.

The period-over-period increase in the gross margin percentage was primarily due to lower percentage of net sales in Asia where pricing is typically more competitive, which had a positive impact on our gross margin percentage.

Operating Expenses

Operating expenses for the three and six months ended December 31, 2018 and 2017 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	$	%	2018	2017	$	%
Research and development	$45.9	$39.5	$6.4	16.2%	$88.9	$80.2	$8.7	10.8%
Percentage of total net sales	4.9%	4.8%			4.7%	5.2%
Sales and marketing	$19.7	$18.0	$1.7	9.4%	$38.0	$34.8	$3.2	9.2%
Percentage of total net sales	2.1%	2.2%			2.0%	2.3%
General and administrative	$36.6	$25.5	$11.1	43.5%	$70.0	$44.7	$25.3	56.6%
Percentage of total net sales	4.0%	3.0%			3.7%	2.8%
Total operating expenses	$102.2	$83.0	$19.2	23.1%	$196.9	$159.7	$37.2	23.3%
Percentage of total net sales	11.0%	10.0%			10.4%	10.3%

Comparison of Three Months Ended December 31, 2018 and 2017

Research and development expenses. The period-over-period increase in research and development expenses was due primarily to an increase of $3.5 million in personnel expenses, a decrease of $1.5 million in reimbursements received for certain research and development costs that we incur as part of the joint development of our and our suppliers’ and customers’ products and an increase of $1.1 million in product development costs.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was due primarily to an increase in personnel expenses as a result of increased headcount.

General and administrative expenses. The period-over-period increase in general and administrative expenses includes an increase of $9.4 million in professional fees that were primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements.

Comparison of Six Months Ended December 31, 2018 and 2017

Research and development expenses. The period-over-period increase in research and development expenses was due primarily to an increase of $9.2 million in personnel expenses, a decrease of $2.6 million in reimbursements received for certain research and development costs that we incur as part of the joint development of our and our suppliers’ and customers’ products, offset by a decrease of $3.2 million in product development costs.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was due primarily to an increase in compensation and benefits as result of increased headcount.

General and administrative expenses. The period-over-period increase in general and administrative expenses includes an increase of $23.3 million in professional fees that were primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, an increase of $1.8 million primarily attributable to an increase in certain accrued liabilities and an increase of $1.4 million in bad debt provision expenses.

Interest and Other Expense, Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other expense, net for the three and six months ended December 31, 2018 and 2017 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	$	%	2018	2017	$	%
Other income (expense), net	$0.6	$(0.4)	$1.0	(250.0)%	$0.8	$(1.2)	$2.0	(166.7)%
Interest expense	(1.8)	(1.1)	(0.7)	63.6%	(4.2)	(2.2)	(2.0)	90.9%
Interest and other expense, net	$(1.2)	$(1.5)	$0.3	(20.0)%	$(3.4)	$(3.4)	$—	—%

Comparison of Three Months Ended December 31, 2018 and 2017

The period-over-period increase in interest and other expense, net was primarily due to an increase of $0.7 million in interest expense related to amortization of loan origination fees in connection with the refinancing of our 2018 Bank of America Credit Facility in the last quarter of fiscal year 2018, partially offset by an increase of $0.7 million attributable to an increase in interest income on our deposits and foreign exchange gains due to favorable foreign currency fluctuations.

Comparison of Six Months Ended December 31, 2018 and 2017

The period-over-period increase in interest and other expense, net was primarily due to an increase of $2.0 million in interest expense related to amortization of loan origination fees in connection with the refinancing of our 2018 Bank of America Credit Facility in the last quarter of fiscal year 2018, partially offset by an increase of $1.1 million attributable to an increase in interest income on our deposits and foreign exchange gains due to favorable foreign currency fluctuations.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three and six months ended December 31, 2018 and 2017 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	$	%	2018	2017	$	%
Income tax provision	$4.5	$20.8	$(16.3)	(78.4)%	$10.0	$21.6	$(11.6)	(53.7)%
Percentage of total net sales	0.5%	2.5%			0.5%	1.4%
Effective tax rate	18.4%	98.2%			19.8%	75.3%

Comparison of Three Months Ended December 31, 2018 and 2017

The period-over-period decrease in income tax provision and effective tax rate was primarily attributable to a $12.9 million one-time write down of U.S. deferred tax assets and liabilities resulting from the U.S. federal corporate income tax rate decrease from 35% to 21%, and the U.S. federal one-time transition tax of $2.8 million, as a result of the 2017 U.S. Tax Reform Act.

Comparison of Six Months Ended December 31, 2018 and 2017

The period-over-period decrease in income tax provision and effective tax rate was primarily attributable to a $12.9 million one-time write down of U.S. deferred tax assets and liabilities resulting from the U.S. federal corporate income tax rate decrease from 35% to 21%, and the U.S. federal one-time transition tax of $2.8 million, as a result of the 2017 Tax Reform Act. In the six months ended December 31, 2017 income tax provision included a benefit from disqualifying disposition of incentive stock options, while there were no such disqualifying dispositions in the six months ended December 31, 2018.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as working capital. Our cash and cash equivalents were $109.8 million and $115.4 million as of December 31, 2018 and June 30, 2018, respectively. Our cash in foreign locations was $108.4 million and $114.0 million as of December 31, 2018 and June 30, 2018, respectively.

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

Our key cash flow metrics were as follows (dollars in millions):

	Six Months Ended December 31,		Change
	2018	2017
Net cash provided by operating activities	$81.1	$16.2	$64.9
Net cash used in investing activities	$(9.3)	$(14.2)	$4.9
Net cash (used in) provided by financing activities	$(69.3)	$16.5	$(85.8)
Net increase in cash, cash equivalents and restricted cash	$2.4	$18.6	$(16.2)

Operating Activities

Net cash provided by operating activities increased by $64.9 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. The increase was due primarily to an increase in net income in the current period of $32.3 million, a reduction of net working capital of $27.4 million due to improved working capital management, an increase in deferred revenue of $13.9 million related to the growth in our service business, and an increase in provision for excess and obsolete inventories of $9.6 million from older generation products, partially offset by a reduction of $20.0 million in the non-cash charges related to the change in our deferred tax assets primarily due to the increase in provision for excess and obsolete inventories and deferred revenue. In the six months ended December 31, 2017, the change in our deferred tax assets included a $12.9 million one-time write down of U.S. deferred tax assets and liabilities as a result of the U.S. federal corporate income tax rate decrease from 35% to 21% due to the 2017 Tax Reform Act, whereas there was no such decrease in the deferred tax assets in the six months ended December 31, 2018.

Investing Activities

Net cash used in investing activities was $9.3 million and $14.2 million for the six months ended December 31, 2018 and the six months ended December 31, 2017, respectively, as we continued to invest in our Green Computing Park in San Jose to expand our capacity and office space.

Financing Activities

Net cash used in financing activities increased by $85.8 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017 primarily due to an increased debt repayments, net of borrowings of $83.4 million.

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

As of December 31, 2018 and June 30, 2018 the total outstanding borrowings under the 2018 Bank of America Credit Facility were $25.5 million and $67.3 million, respectively. The interest rates under the 2018 Bank of America Credit Facility as of December 31, 2018 and June 30, 2018 were 5.13% per annum and 4.75% per annum, respectively. As of December 31, 2018, a $3.2 million letter of credit was outstanding under the 2018 Bank of America Credit Facility. The balance of debt issuance costs outstanding were $1.1 million and $2.8 million as of December 31, 2018 and June 30, 2018, respectively. As of December 31, 2018, our available borrowing capacity under the 2018 Bank of America Credit Facility was $221.3 million, subject to the borrowing base limitation and compliance with other applicable terms.

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

The total outstanding borrowings under the 2018 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $22.7 million and $22.9 million at December 31, 2018 and June 30, 2018, respectively. At December 31, 2018 and June 30, 2018, the total outstanding borrowings under the 2018 CTBC Credit Facility revolving line of credit were $0.0 million and $25.9 million, respectively, in U.S. dollars. The interest rates for these loans were 0.94% and 0.95% as of December 31, 2018 and June 30, 2018, respectively. At December 31, 2018, the amount available for future borrowing under the 2018 CTBC Credit Facility was $17.3 million. As of December 31, 2018, the net book value of land and building located in Bade, Taiwan collateralizing the 2018 CTBC Credit Facility term loan was $26.1 million.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies,” in our notes to the condensed consolidated financial statements in this Q2 2019 Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2018, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.94% to 5.13% at December 31, 2018 and 0.95% to 4.75% at June 30, 2018, respectively. Based on the outstanding principal indebtedness of $48.2 million under our credit facilities as of December 31, 2018, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and six months ended December 31, 2018 was $0.4 million and $0.2 million, respectively, and for the three and six months ended December 31, 2017 was $(0.5) million and $(0.8) million, respectively.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of December 31, 2018 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Q2 2019 Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)) management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Part II, Item 9A, "Controls and Procedures," of our 2017 10-K, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Part II, Item 9A, "Controls and Procedures," of our 2017 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

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

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, will be described in Part I, Item 1A “Risk Factors,” of our 2019 Comprehensive 10-K, which we expect to file subsequent to the filing of this Q2 2019 Quarterly Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2018 we granted a consultant restricted stock units covering a total of 7,935 shares of our common stock for services rendered. The restricted stock units were fully vested at the time of grant. The issuances did not involve a public offering of securities and we believe that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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