Form 10-Q
period 2019-03-31
Super Micro Computer, Inc.
filed 2019-12-19
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q3 2019 Quarterly Report”). We did not file our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 10-K”) until May 17, 2019. On that date we also filed amended Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2016, December 31, 2016 and March 31, 2017 (the “2017 Amended Quarterly Reports” and with the 2017 10-K, the “2017 Reports”). Some of the financial statements contained in the 2017 Reports were restated. The circumstances leading to the need to restate those financial statements, and our efforts to investigate, assess and remediate those matters, are more fully described in those reports.
Since the time we filed the 2017 Reports, we have (a) prepared financial statements for each of the quarters in our fiscal year ended June 30, 2018; (b) prepared Quarterly Reports on Form 10-Q for each of the quarters in our fiscal year ended June 30, 2019 (including this Q3 2019 Quarterly Report); (c) prepared our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018; and (d) prepared a comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Comprehensive 10-K”) with expanded financial and other disclosures. We included the expanded financial and other disclosures in the 2019 Comprehensive 10-K in lieu of filing a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in lieu of filing Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2018. Immediately prior to filing this Q3 2019 Quarterly Report, we filed our Quarterly Reports on Form 10-Q for the first and second quarters of our fiscal year ended June 30, 2019. Immediately following the filing of this Q3 2019 Quarterly Report, we expect to file the 2019 Comprehensive 10-K. We do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 or Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2017, December 31, 2017 and March 31, 2018.
Our delay in the filing of this Q3 2019 Quarterly Report was primarily due to the time required to (a) complete the preparation of the 2017 Reports, including the restatement of certain of our previously issued consolidated financial statements; (b) prepare the financial statements for each of the quarters in our fiscal year ended June 30, 2018; (c) prepare and file the Quarterly Reports on Form 10-Q for each of the quarters in our fiscal year ended June 30, 2019 (including this Q3 2019 Quarterly Report); (d) prepare the consolidated financial statements for the fiscal years ended June 30, 2019 and 2018; and (e) prepare other disclosures contained in this Q3 2019 Quarterly Report, the Quarterly Reports on Form 10-Q for the first and second quarters of our fiscal year ended June 30, 2019 and (f) prepare and file the 2019 Comprehensive 10-K.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND
NINE MONTHS ENDED MARCH 31, 2019

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this March 31, 2019 Form 10-Q are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this March 31, 2019 Form 10-Q are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	March 31,	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$169,735	$115,377
Accounts receivable, net of allowances of $5,055 and $1,945 at March 31, 2019 and June 30, 2018, respectively (including amounts receivable from related parties of $11,895 and $3,082 at March 31, 2019 and June 30, 2018, respectively)	327,366	451,393
Inventories	761,113	853,252
Prepaid expenses and other current assets (including receivables from related parties of $14,275 and $24,016 at March 31, 2019 and June 30, 2018, respectively)	97,857	110,856
Total current assets	1,356,071	1,530,878
Investment in equity investee	1,370	2,376
Property, plant and equipment, net	203,442	196,631
Deferred income taxes, net	33,776	25,583
Other assets	12,593	14,037
Total assets	$1,607,252	$1,769,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $52,928 and $77,810 at March 31, 2019 and June 30, 2018, respectively)	$331,983	$527,158
Accrued liabilities (including amounts due to related parties of $9,106 and $18,394 at March 31, 2019 and June 30, 2018, respectively)	112,951	102,478
Income taxes payable	8,729	7,191
Short-term debt	22,660	116,181
Deferred revenue	87,746	58,549
Total current liabilities	564,069	811,557
Deferred revenue, non-current	105,584	89,731
Other long-term liabilities (including related party balance of $3,500 at March 31, 2019 and June 30, 2018, respectively)	24,441	24,565
Total liabilities	694,094	925,853
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 51,215,039 and 50,914,571 at March 31, 2019 and June 30, 2018, respectively	345,308	331,550
Treasury stock (at cost), 1,333,125 shares at March 31, 2019 and June 30, 2018	(20,491)	(20,491)
Accumulated other comprehensive (loss) income	(12)	165
Retained earnings	588,193	532,271
Total Super Micro Computer, Inc. stockholders’ equity	912,998	843,495
Noncontrolling interest	160	157
Total stockholders’ equity	913,158	843,652
Total liabilities and stockholders’ equity	$1,607,252	$1,769,505

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales (including related party sales of $17,590 and $17,614 in the three months ended March 31, 2019 and 2018, respectively, and $48,849 and $46,199 in the nine months ended March 31, 2019 and 2018, respectively)	$743,499	$835,110	$2,646,126	$2,378,830
Cost of sales (including related party purchases of $62,624 and $62,861 in the three months ended March 31, 2019 and 2018, respectively, and $215,331 and $191,805 in the nine months ended March 31, 2019 and 2018, respectively)	631,172	729,193	2,282,638	2,081,165
Gross profit	112,327	105,917	363,488	297,665
Operating expenses:
Research and development	44,800	42,284	133,718	122,496
Sales and marketing	18,494	18,893	56,463	53,684
General and administrative	36,174	23,555	106,214	68,286
Total operating expenses	99,468	84,732	296,395	244,466
Income from operations	12,859	21,185	67,093	53,199
Other (expense) income, net	(86)	(388)	707	(1,578)
Interest expense	(1,271)	(1,326)	(5,480)	(3,497)
Income before income tax provision	11,502	19,471	62,320	48,124
Income tax provision	(497)	(4,159)	(10,540)	(25,725)
Share of loss from equity investee, net of taxes	(359)	(717)	(3,572)	(2,508)
Net income	$10,646	$14,595	$48,208	$19,891
Net income per common share:
Basic	$0.21	$0.30	$0.97	$0.40
Diluted	$0.21	$0.28	$0.94	$0.38
Weighted-average shares used in calculation of net income per common share:
Basic	49,988	49,425	49,845	49,285
Diluted	51,558	51,679	51,557	52,090

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income	$10,646	$14,595	$48,208	$19,891
Other comprehensive income (loss), net of tax:
Net changes in unrealized loss on investments	—	—	—	(38)
Foreign currency translation gain (loss)	60	318	(177)	637
Total other comprehensive income (loss)	60	318	(177)	599
Total comprehensive income	$10,706	$14,913	$48,031	$20,490

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended March 31, 2019	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	51,136,062	$341,070	(1,333,125)	$(20,491)	$(72)	$577,547	$157	$898,211
Release of common stock shares upon vesting of restricted stock units	118,617	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(39,640)	(722)	—	—	—	—	—	(722)
Stock-based compensation	—	4,960	—	—	—	—	—	4,960
Foreign currency translation gain	—	—	—	—	60	—	—	60
Net income	—	—	—	—	—	10,646	3	10,649
Balance at March 31, 2019	51,215,039	$345,308	(1,333,125)	$(20,491)	$(12)	$588,193	$160	$913,158

Three Months Ended March 31, 2018	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	50,712,177	$321,738	(1,333,125)	$(20,491)	$204	$491,402	$161	$793,014
Release of common stock shares upon vesting of restricted stock units	147,433	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(51,449)	(963)	—	—	—	—	—	(963)
Stock-based compensation	—	6,088	—	—	—	—	—	6,088
Foreign currency translation gain	—	—	—	—	318	—	—	318
Net income	—	—	—	—	—	14,595	—	14,595
Balance at March 31, 2018	50,808,161	$326,863	(1,333,125)	$(20,491)	$522	$505,997	$161	$813,052

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

Nine Months Ended March 31, 2019	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	50,914,571	$331,550	(1,333,125)	$(20,491)	$165	$532,271	$157	$843,652
Cumulative effect of adjustment from adoption of new accounting standards, net of taxes	—	—	—	—	—	7,714	—	7,714
Release of common stock shares upon vesting of restricted stock units	439,379	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(138,911)	(2,323)	—	—	—	—	—	(2,323)
Stock-based compensation	—	16,081	—	—	—	—	—	16,081
Foreign currency translation loss	—	—	—	—	(177)	—	—	(177)
Net income	—	—	—	—	—	48,208	3	48,211
Balance at March 31, 2019	51,215,039	$345,308	(1,333,125)	$(20,491)	$(12)	$588,193	$160	$913,158

Nine Months Ended March 31, 2018	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	50,273,527	$308,271	(1,333,125)	$(20,491)	$(77)	$485,973	$170	$773,846
Cumulative effect of adjustment from adoption of new accounting standard, net of taxes	—	52	—	—	—	133	—	185
Exercise of stock options, net of taxes	267,970	3,043	—	—	—	—	—	3,043
Release of common stock shares upon vesting of restricted stock units	410,878	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(144,214)	(3,152)	—	—	—	—	—	(3,152)
Stock-based compensation	—	18,649	—	—	—	—	—	18,649
Unrealized loss on investments	—	—	—	—	(38)	—	—	(38)
Foreign currency translation gain	—	—	—	—	637	—	—	637
Net income (loss)	—	—	—	—	—	19,891	(9)	19,882
Balance at March 31, 2018	50,808,161	$326,863	(1,333,125)	$(20,491)	$522	$505,997	$161	$813,052

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$48,208	$19,891
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	18,185	16,186
Stock-based compensation expense	16,081	18,649
Allowances for doubtful accounts	3,110	151
Provision for excess and obsolete inventories	24,585	6,203
Share of loss from equity investee	3,572	2,508
Foreign currency exchange (gain) loss	(292)	838
Deferred income taxes, net	(9,751)	10,693
Other	923	675
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of ($8,813) and $5,154 during the nine months ended March 31, 2019 and 2018, respectively)	155,232	(23,413)
Inventories	36,750	(91,604)
Prepaid expenses and other assets (including changes in related party balances of $9,741 and ($6,964) during the nine months ended March 31, 2019 and 2018, respectively)	26,392	(25,315)
Accounts payable (including changes in related party balances of ($24,882) and $24,832 during the nine months ended March 31, 2019 and 2018, respectively)	(201,624)	12,206
Income taxes payable	1,538	3,378
Deferred revenue	49,710	43,127
Accrued liabilities (including changes in related party balances of ($9,288) and $8,616 during the nine months ended March 31, 2019 and 2018, respectively)	9,706	24,441
Other long-term liabilities (including changes in related party balances of $0 and ($1,050) during the nine months ended March 31, 2019 and 2018, respectively)	(1,625)	771
Net cash provided by operating activities	180,700	19,385
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $4,203 and $4,537 during the nine months ended March 31, 2019 and 2018, respectively)	(15,781)	(16,635)
Proceeds from redemption of auction rate security	—	1,000
Investments in privately held companies	—	(2,100)
Net cash used in investing activities	(15,781)	(17,735)
FINANCING ACTIVITIES:
Proceeds from debt, net of debt issuance costs	41,760	107,337
Repayment of debt	(67,700)	(83,600)
Net repayment on asset-backed revolving line of credit, net of costs	(67,099)	—
Payment of other fees for debt financing	(375)	—
Proceeds from exercise of stock options	—	3,043
Payment of withholding tax on vesting of restricted stock units	(2,323)	(3,152)
Payments of obligations under capital leases	(206)	(203)
Net cash (used in) provided by financing activities	(95,943)	23,425
Effect of exchange rate fluctuations on cash	(88)	265

Net increase in cash, cash equivalents and restricted cash	68,888	25,340
Cash, cash equivalents and restricted cash at beginning of period	120,382	112,797
Cash, cash equivalents and restricted cash at end of period	$189,270	$138,137

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,402	$3,217
Cash paid for taxes, net of refunds	21,657	14,735

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,067 and $1,423 as of March 31, 2019 and 2018, respectively)	$9,039	$6,389
Contribution of certain technology rights to equity investee	3,000	—

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2019.

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

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the three and nine months ended March 31, 2019 and 2018, the accounts of the Management Company have been consolidated with the accounts of Super Micro Computer, and a noncontrolling interest has been recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's condensed consolidated statements of operations.

Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the "Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment has been accounted for using the equity method. As such, the Corporate Venture is also a related party. As of March 31, 2019 and June 30, 2018, the Company's equity investment in the Corporate Venture was $1.4 million and $2.4 million, respectively, and was recorded under investment in equity investee on the Company's condensed consolidated balance sheet. The Company's share of losses of the Corporate Venture were $0.4 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively, and $3.6 million and $2.5 million for the nine months ended March 31, 2019 and 2018, respectively.

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

As a result of the adoption of new accounting guidance as of the beginning of fiscal year 2019, the Company recorded an increase of $3.0 million to the investment in equity investee for the contribution of those technology rights, and corresponding increases in deferred gain and retained earnings of $2.1 million and $0.9 million, respectively. As of March 31, 2019 and June 30, 2018, the Company had unamortized deferred gain balance of $2.0 million and $1.4 million, respectively, in accrued liabilities and $3.5 million and $3.5 million, respectively, in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. No impairment charge was recorded for the three and nine months ended March 31, 2019 and March 31, 2018, respectively.

Additionally, the Company sold products worth $13.7 million and $3.1 million to the Corporate Venture in the three months ended March 31, 2019 and March 31, 2018, respectively, and $35.2 million and $14.5 million in the nine months ended March 31, 2019 and March 31, 2018, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of March 31, 2019 and June 30, 2018 have been eliminated and have reduced the Company's investment in the Corporate Venture. The Company had $11.6 million and $2.9 million due from the Corporate Venture in accounts receivable, net as of March 31, 2019 and June 30, 2018, respectively, in its condensed consolidated balance sheets.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 20.1% and 26.9% of total purchases for the three months ended March 31, 2019 and 2018, respectively, and 21.2% and 26.2% for the nine months ended March 31, 2019 and 2018, respectively. Ablecom and Compuware, related parties of the Company, as noted in Note 8, "Related Party Transactions," accounted for 9.9% and 8.6% of total cost of sales for the three months ended March 31, 2019 and 2018, respectively, and 9.4% and 9.2% for the nine months ended March 31, 2019 and 2018, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three and nine months ended March 31, 2019 and 2018. No country other than the United States accounted for 10% or more of the net sales in the three and nine months ended March 31, 2019. No country other than the United States accounted for 10% or more of the net sales in the three months ended March 31, 2018, whereas the United States and China accounted for 55.4% and 11.4%, respectively, of the net sales in the nine months ended March 31, 2018. One customer accounted for 14.9% of the Company's accounts receivable, net as of March 31, 2019, and one customer accounted for 11.6% of the Company's accounts receivable, net as of June 30, 2018.

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance,ASC 606, that supersedes nearly all U.S. GAAP on revenue recognition and eliminates industry-specific guidance. ASC 606 provides a unified model in determining when and how revenue is recognized with the core principle that revenue should be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has issued several amendments to ASC 606. The Company adopted ASC 606 on July 1, 2018 using the modified retrospective method. In connection with the adoption of ASC 606, the Company recorded a transition adjustment to increase retained earnings by $6.8 million as of July 1, 2018. The comparative information has not been recast and continues to be reported under the accounting standards in effect for those periods.

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

Selected Captions from the Condensed Consolidated Balance Sheet as of March 31, 2019 (in thousands)

	As Reported	Adjustments	Balances without adoption of ASC 606
ASSETS
Accounts receivable, net of allowances	$327,366	$(17,367)	$309,999
Inventories	761,113	11,808	772,921
Prepaid expenses and other current assets	97,857	(1,916)	95,941
Deferred income taxes, net	33,776	1,558	35,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	$112,951	$(4,655)	$108,296
Deferred revenue	87,746	653	88,399
Income taxes payable	8,729	71	8,800
Deferred revenue, non-current	105,584	2,783	108,367
Retained earnings	588,193	(4,769)	583,424

Selected Captions from the Condensed Consolidated Statement of Operations for the Three and Nine Months ended March 31, 2019 (in thousands)

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	As Reported	Adjustments	Balances without adoption of ASC 606	As Reported	Adjustments	Balances without adoption of ASC 606
Net sales	$743,499	$(1,621)	$741,878	$2,646,126	$18,449	$2,664,575
Cost of sales	631,172	(403)	630,769	2,282,638	18,995	2,301,633
Gross profit	112,327	(1,218)	111,109	363,488	(546)	362,942
General and administrative	36,174	(1,626)	34,548	106,214	(2,662)	103,552
Income before income tax provision	11,502	408	11,910	62,320	2,116	64,436
Income tax provision	497	(244)	253	10,540	71	10,611
Net income	10,646	652	11,298	48,208	2,045	50,253

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of net sales by product type (in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2019		2018		2019		2018
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server and storage systems	$592,783	79.7%	$669,114	80.1%	$2,161,321	81.7%	$1,841,218	77.4%
Subsystems and accessories	150,716	20.3%	165,996	19.9%	484,805	18.3%	537,612	22.6%
Total	$743,499	100.0%	$835,110	100.0%	$2,646,126	100.0%	$2,378,830	100.0%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of serverboards, chassis and accessories.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2019 and 2018, of net sales by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales:
United States	$436,734	$455,021	$1,516,262	$1,317,175
Europe	128,789	150,319	472,325	392,797
Asia	146,120	188,101	549,296	561,807
Others	31,856	41,669	108,243	107,051
	$743,499	$835,110	$2,646,126	$2,378,830

The following table presents the percentages of net sales from products sold through the Company's indirect sales channel and to its direct customers and OEMs for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2019	2018	2019 over 2018	2019	2018	2019 over 2018
Indirect sales channel	38.2%	42.8%	(4.6)%	37.7%	43.7%	(6.0)%
Direct customers and OEMs	61.8%	57.2%	4.6%	62.3%	56.3%	6.0%
Total net sales	100.0%	100.0%		100.0%	100.0%

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. On July 1, 2018, deferred revenue totaled $143.5 million after

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

recognizing the cumulative effect of initially applying ASC 606. Of that amount, $14.1 million and $39.8 million was recognized as revenue during the three and nine months ended March 31, 2019, respectively.

Deferred revenue increased during the nine months ended March 31, 2019 because the amounts for service contracts invoiced during the period exceeded the recognition of revenue from contracts entered into in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the optional exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site integration services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of March 31, 2019 was approximately $193.3 million. The Company expects to recognize approximately 45% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

Note 3.        Stock-based Compensation

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of the date the 2016 Plan became effective, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006 Plan"). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards have been or will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan at the time the 2016 Plan became effective, if those awards were or are forfeited at any time after the 2016 Plan became effective, will become available for use under the 2016 Plan. At the time the 2016 Plan became effective, all remaining ungranted shares under the 2006 Plan were canceled. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company's outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. Under the 2016 Plan, the Company granted PRSUs to its Chief Executive Officer, 50% of which vest based on the achievement of certain performance metrics at the end of the performance period while the remainder vest in equal amounts over the following ten quarters provided he continues to be employed by the Company. As of March 31, 2019, the Company had 1,193,710 authorized shares available for future issuance under the 2016 Plan.

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

The fair value of stock option grants for the three and nine months ended March 31, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Risk-free interest rate	2.56%	2.47%	2.56% - 2.97%	1.92% - 2.47%
Expected term	6.05 years	5.82 years	6.05 years	5.82 years
Dividend yield	—%	—%	—%	—%
Volatility	50.25%	47.39%	47.34% - 50.25%	45.32% - 48.07%
Weighted-average fair value	$7.55	$10.79	$8.56	$11.45

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Cost of sales	$390	$449	$1,256	$1,362
Research and development	3,107	3,494	9,816	10,412
Sales and marketing	418	482	1,359	1,545
General and administrative	1,045	1,663	3,650	5,330
Stock-based compensation expense before taxes	4,960	6,088	16,081	18,649
Income tax impact	(1,016)	(1,506)	(3,339)	(5,385)
Stock-based compensation expense, net	$3,944	$4,582	$12,742	$13,264

As of March 31, 2019, $6.6 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.54 years, $28.3 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.66 years and $0.4 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 1.75 years.

Stock Option Activity

The following table summarizes stock option activity during the nine months ended March 31, 2019 under all plans:

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2018	8,301,138	$16.50
Granted	321,920	$17.24
Exercised	—	$—
Forfeited/Cancelled	(1,110,289)	$9.61
Balance as of March 31, 2019	7,512,769	$17.55	3.84
Options vested and exercisable at March 31, 2019	6,769,528	$17.13	3.32

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

The following table summarizes RSUs and PRSUs activity during the nine months ended March 31, 2019 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding		Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2018	1,480,605	$23.34	120,000	(1)	$27.10
Granted	738,880	$16.46	—
Released (2)	(439,379)	$24.83	—
Forfeited	(114,018)	$20.76	—
Balance as of March 31, 2019	1,666,088	$20.08	120,000		$27.10
__________________________

(1)	Reflects the number of PRSUs that have been earned based on the achievement of performance metrics.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(2)
The number of shares released excludes 101,952 RSUs that were vested but not released as of March 31, 2019. The number of shares released excludes 78,000 PRSUs that were vested but not released as of March 31, 2019, of which 60,000 PRSUs were vested as of June 30, 2018. These vested RSUs and PRSUs will be released upon the effectiveness of the Company's Registration Statement on Form S-8.

Note 4.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net income	$10,646	$14,595	$48,208	$19,891

Denominator:
Weighted-average shares outstanding	49,988	49,425	49,845	49,285
Effect of dilutive securities	1,570	2,254	1,712	2,805
Weighted-average diluted shares	51,558	51,679	51,557	52,090

Basic net income per common share	$0.21	$0.30	$0.97	$0.40
Diluted net income per common share	$0.21	$0.28	$0.94	$0.38

For the three and nine months ended March 31, 2019 and 2018, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 4,443,127 and 4,194,283 for the three and nine months ended March 31, 2019, respectively, and 3,241,873 and 2,302,333 for the three and nine months ended March 31, 2018, respectively.

Note 5.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	March 31, 2019	June 30, 2018
Finished goods	$525,344	$633,348
Work in process	84,293	61,162
Purchased parts and raw materials	151,476	158,742
Total inventories	$761,113	$853,252

The Company recorded a provision for excess and obsolete inventory totaling $4.7 million and $17.3 million in the three and nine months ended March 31, 2019, respectively, and $1.9 million and $6.2 million in the three and nine months ended March 31, 2018, respectively, excluding a provision for adjusting the cost of certain inventories to net realizable value of $5.7 million and $7.3 million for the three and nine months ended March 31, 2019, respectively. The provision for adjusting the cost of certain inventories to net realizable value was not material for the three and nine months ended March 31, 2018.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Prepaid Expenses and Other Current Assets:

	March 31, 2019	June 30, 2018
Receivables from vendors (1)	$60,741	$93,003
Restricted cash	17,234	2,803
Prepaid expenses	7,578	6,321
Deferred service costs	3,354	2,920
Others	8,950	5,809
Total prepaid expenses and other current assets	$97,857	$110,856
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $59.7 million and $87.4 million as of March 31, 2019 and June 30, 2018, respectively.

Cash, cash equivalents and restricted cash:

	March 31, 2019	June 30, 2018
Cash and cash equivalents	$169,735	$115,377
Restricted cash included in prepaid expenses and other current assets	17,234	2,803
Restricted cash included in other assets	2,301	2,202
Total cash, cash equivalents and restricted cash	$189,270	$120,382

Property, Plant, and Equipment:

	March 31, 2019	June 30, 2018
Buildings	$86,136	$88,689
Machinery and equipment	78,666	71,081
Land	74,922	74,919
Building and leasehold improvements	22,018	18,760
Furniture and fixtures	19,957	18,475
Software	18,046	15,522
Buildings construction in progress (1)	7,930	1,779
	307,675	289,225
Accumulated depreciation and amortization	(104,233)	(92,594)
Property, plant and equipment, net	$203,442	$196,631
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Assets:

	March 31, 2019	June 30, 2018
Deferred service costs, non-current	$3,473	$3,583
Non-marketable equity securities (1)	2,878	3,539
Restricted cash, non-current	2,301	2,202
Investment in auction rate security	1,571	1,571
Deposits	607	671
Prepaid expense, non-current	1,763	2,471
Total other assets	$12,593	$14,037
__________________________
(1) As of March 31, 2019, the balance represents investments in non-marketable equity securities without readily determinable fair values. As of June 30, 2018, the balance represents investments in equity securities accounted for under the cost method.

Accrued Liabilities:

	March 31, 2019	June 30, 2018
Accrued payroll and related expenses	$24,621	$25,532
Contract manufacturers liability	20,748	28,754
Customer deposits	17,895	14,938
Accrued professional fees	10,937	6,626
Accrued warranty costs	8,200	7,589
Accrued cooperative marketing expenses	6,910	6,413
Others	23,640	12,626
Total accrued liabilities	$112,951	$102,478

Other Long-term Liabilities:

	March 31, 2019	June 30, 2018
Accrued unrecognized tax benefits including related interest and penalties	$17,926	$17,872
Accrued warranty costs, non-current	2,316	2,295
Others	4,199	4,398
Total other long-term liabilities	$24,441	$24,565

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Balance, beginning of the period	$10,434	$8,796	$9,884	$7,721
Provision for warranty	5,510	5,126	17,163	15,380
Costs utilized	(6,346)	(4,959)	(18,083)	(15,387)
Change in estimated liability for pre-existing warranties	918	151	1,552	1,400
Balance, end of the period	10,516	9,114	10,516	9,114
Current portion	8,200	7,013	8,200	7,013
Non-current portion	$2,316	$2,101	$2,316	$2,101

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and other assets. The Company classifies its cash equivalents and other assets, except for its investment in an auction rate security within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of March 31, 2019 and June 30, 2018. The Company used discounted cash flows to estimate the fair value of the auction rate security as of March 31, 2019 and June 30, 2018. The material factors used in preparing the discounted cash flows are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s cash equivalents, certificates of deposit and investment in an auction rate security as of March 31, 2019 and June 30, 2018 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2019	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,149	$—	$—	$1,149
Certificates of deposit (2)	—	30,788	—	30,788
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,149	$30,788	$1,571	$33,508

June 30, 2018	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,136	$—	$—	$1,136
Certificates of deposit (2)	—	30,219	—	30,219
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,136	$30,219	$1,571	$32,926
__________________________
(1) $0.3 million and $0.3 million in money market funds are included in cash and cash equivalents and $0.8 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018, respectively.

(2) $29.7 million and $29.2 million in certificates of deposit are included in cash and cash equivalents and $1.1 million and $1.0 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018, respectively.

The above table excludes $139.7 million and $85.9 million of cash included in cash and cash equivalents, $17.2 million and $2.8 million of restricted cash included in prepaid expenses and other current assets, and $0.4 million and $0.4 million of restricted cash, non-current included in other assets in the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and nine months ended March 31, 2019 and 2018.

The following table provides a reconciliation of the Company’s financial assets measured at fair value on a recurring basis, consisting of auction rate securities, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2019 and 2018 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Balance as of the beginning of the period	$1,571	$2,571	$1,571	$2,625
Sales and settlements at par	—	(1,000)	—	(1,000)
Total unrealized loss included in other comprehensive income	—	—	—	(54)
Balance as of the end of the period	$1,571	$1,571	$1,571	$1,571

The following is a summary of the Company’s investment in an auction rate security as of March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019 and June 30, 2018
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2019 and June 30, 2018, total debt of $22.7 million and $116.2 million, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Financial Assets Measured on a Non-recurring Basis

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. Prior to July 1, 2018, the Company accounted for its investment in non-marketable equity securities at cost less impairment. Realized gains and losses on non-marketable equity securities sold or impaired were recognized in other income (expense), net. Upon adoption of the new guidance, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, on July 1, 2018, the Company classifies its investment in non-marketable equity instruments as Level 3 as the fair value is determined using significant unobservable inputs. During the three and nine months ended March 31, 2019 the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities. During the three months ended March 31, 2019, the Company recorded impairment charges of $0.7 million for its non-marketable equity securities which had an initial cost basis of $0.7 million as it was determined the carrying value of the investments were not recoverable. For the three and nine months ended March 31, 2018, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

There were no transfers of financial assets measured on a non-recurring basis between Level 1, Level 2 or Level 3 securities during the three and nine months ended March 31, 2019 and 2018.

Note 7.        Short-term Debt

Short-term debt obligations as of March 31, 2019 and June 30, 2018 consisted of the following (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31,	June 30,
	2019	2018
Line of credit:
Bank of America	$—	$67,346
CTBC Bank	—	25,900
Total line of credit	—	93,246
Term loan: CTBC Bank	22,660	22,935
Total short-term debt	$22,660	$116,181

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

As of March 31, 2019 and June 30, 2018, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $0.0 million and $67.3 million, respectively. The interest rates under the 2018 Bank of America Credit Facility as of March 31, 2019 and June 30, 2018 were 5.25% per annum and 4.75% per annum, respectively. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility. The balance of debt issuance costs outstanding were $0.7 million and $2.8 million as of March 31, 2019 and June 30, 2018, respectively. As of March 31, 2019, the Company's available borrowing capacity under the 2018 Bank of America Credit Facility was $246.8 million, subject to the borrowing base limitation and compliance with other applicable terms.

CTBC Bank

In April 2016, the Company entered into a credit agreement with CTBC Bank Co., Ltd ("CTBC Bank") that provides for (i) a 12-month NTD$700.0 million ($21.6 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, the term loan facility also included a 12-month guarantee of up to NTD$100.0 million ($3.1 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month revolving line of credit of up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum which was adjusted monthly (collectively, the “2016 CTBC Credit Facility”). The total borrowings allowed under the 2016 CTBC Credit Facility was capped at $40.0 million. The Company extended the 2016 CTBC Credit Facility to mature on May 31, 2017.

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

The total outstanding borrowings under the 2018 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $22.7 million and $22.9 million at March 31, 2019 and June 30, 2018, respectively. At March 31, 2019 and June 30, 2018, the total outstanding borrowings under the 2018 CTBC Credit Facility revolving line of credit were $0.0 million and $25.9 million, respectively, in U.S. dollars. The interest rate for these loans was 0.92% and 0.95% as of March 31, 2019 and June 30, 2018, respectively. At March 31, 2019, the amount available for future borrowing under the 2018 CTBC Credit Facility was $17.3 million. As of March 31, 2019, the net book value of land and building located in Bade, Taiwan, collateralizing the 2018 CTBC Credit Facility term loan was $26.0 million.

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

Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Steve Liang owned approximately 0.4% of the Company's common stock as of June 30, 2017, but owned no shares as of June 30, 2018 and thereafter. As of March 31, 2019, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was the Senior Vice President of International Sales and a director of the Company, owned approximately 11.7% of Ablecom’s capital stock as of March 31, 2019. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock as of March 31, 2019. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. None of the Company, Charles Liang or Sara Liu own any capital stock of Compuware.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 96.0% and 97.6% of the chassis included in the products sold by the Company during the three months ended March 31, 2019 and 2018, respectively; and approximately 95.5% and 97.7% of the chassis included in the products sold by the Company during the nine months ended March 31, 2019 and 2018, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $28.3 million and $39.3 million at March 31, 2019 and June 30, 2018, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $67.3 million and $111.7 million at March 31, 2019 and June 30, 2018, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three and nine months ended March 31, 2019, and 2018, are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Ablecom
Purchases (1)	$29,372	$37,405	$110,290	$107,644

Compuware
Net sales	$3,846	$14,528	$13,628	$31,645
Purchases (1)	34,140	27,969	111,629	91,925
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the three and nine months ended March 31, 2019 and 2018.

The Company had the following balances related to transactions with Ablecom and Compuware as of March 31, 2019 and June 30, 2018 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2019	June 30, 2018
Ablecom
Accounts receivable and other receivables	$5,950	$7,884
Accounts payable and accrued liabilities	26,925	49,187

Compuware
Accounts receivable and other receivables	$8,588	$16,295
Accounts payable and accrued liabilities	33,109	45,617

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture, which is accounted for using the equity method. See Note 1, "Organization and Summary of Significant Accounting Policies" for a discussion of the investment and the transactions that took place during the three and nine months ended March 31, 2019 and 2018.

Note 9.        Income Taxes

The Company recorded provisions for income taxes of $0.5 million and $10.5 million for three and nine months ended March 31, 2019, respectively, and $4.2 million and $25.7 million for the three and nine months ended March 31, 2018, respectively. The effective tax rate was 4.3% and 16.9% for the three and nine months ended March 31, 2019, respectively, and 21.4% and 53.5% for the three and nine months ended March 31, 2018, respectively. The effective tax rates for the three and nine months ended March 31, 2019 were lower than the statutory tax rate of 21%, primarily due to releases of unrecognized tax benefits as a result of lapse of statute of limitations. The effective tax rates for the three and nine months ended March 31, 2018 were higher than that for the three and nine months ended March 31, 2019, primarily due to a one-time $12.9 million write down of U.S. deferred tax assets and liabilities, and a one-time transition tax of $2.8 million, as a result of the 2017 Tax Reform Act.

               As of March 31, 2019, the Company had a liability for gross unrecognized tax benefits of $26.3 million, substantially all of which, if recognized, would affect the Company's effective tax rate. During the nine months ended March 31, 2019, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of March 31, 2019, the Company had accrued $1.5 million of interest and penalties relating to unrecognized tax benefits.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The Company believes that it has adequately provided reserves for all uncertain tax positions; however, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made as or the underlying matters are settled or otherwise resolved.

The federal statute of limitations remains open in general for tax years ended June 30, 2016 through 2019. Various states statute of limitations remain open in general for tax years ended June 30, 2015 through 2019. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2013 through 2019. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months, except for the reductions arising from the lapse of the statute of limitations. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $4.0 million in the next 12 months, primarily due to the lapse of the statute of limitations and settlement with the Tax Authorities. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of March 31, 2019, these remaining noncancelable commitments were $262.8 million, including $95.6 million for related parties.

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

The following is a summary of property, plant and equipment, net (in thousands):

	March 31,	June 30,
	2019	2018
Long-lived assets:
United States	$158,307	$151,567
Asia	42,530	42,533
Europe	2,605	2,531
	$203,442	$196,631

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Q3 2019 Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks discussed under “Risk Factors" in Part II, Item 1A of this filing. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Q3 2019 Quarterly Report and included in our 2019 Comprehensive 10-K, which we expect to file subsequent to the filing of this Q3 2019 Quarterly Report and which will include our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018.

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

We commenced operations in 1993 and have been profitable every year since inception. Our net income was $10.6 million and $48.2 million for the three and nine months ended March 31, 2019, respectively, and $14.6 million and $19.9 million for the three and nine months ended March 31, 2018, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of Intel Corporation, Advanced Micro Devices, Inc., Nvidia Corporation, Samsung Electronics Company Limited, Micron Technology, Inc. and others carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

The decrease in our net sales from the three months ended March 31, 2018 to the three months ended March 31, 2019 reflected a softening demand for our products due to an overall market slowdown in the second half of fiscal year 2019. In addition, adverse publicity associated with false assertions made against our company in a news article published in October 2018 and the unrelated suspension of trading in our common stock on NASDAQ in August 2018 may have been factors contributing to the slower growth in our net sales for fiscal year 2019. The sales of our server and storage systems were approximately 80% of our total net sales during the three months ended March 31, 2019 and 2018 as we continued to focus our efforts on selling server and storage systems to larger customers such as enterprise and data center customers. Server and storage systems generally have higher average selling prices and provide an opportunity to sell services.

Financial Highlights

The following is a summary of our financial highlights of the third quarter of fiscal 2019:

•	Net sales decreased by 11.0% as compared to the three months ended March 31, 2018.

•
Gross margin increased to 15.1% from 12.7% in the three months ended March 31, 2018, primarily due to lower prices for key components, a favorable geographic mix with less competitive pricing, and increased service revenues that have higher margins.

•
Operating expenses increased by 17.3% as compared to the three months ended March 31, 2018 and were equal to 13.4% and 10.1% of sales in the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to professional fees that were incurred to investigate, assess and begin remediating the causes that lead to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements.

•	Effective tax rate decreased from 21.4% in the three months ended March 31, 2018 to 4.3% in the three months ended March 31, 2019.

Subsequent Events

For details, see Part I, Item 1, Note 12, "Subsequent Events," in our notes to the condensed consolidated financial statements in this Q3 2019 Quarterly Report.

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

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During the fiscal years 2019 and 2018, we continued to expand manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 9.9% and 8.6% of our cost of sales for the three months ended March 31, 2019 and 2018, respectively, and 9.4% and 9.2% of our cost of sales for the nine months ended March 31, 2019 and 2018, respectively. For further details on our dealings with related parties, see Part I, Item 1, Note 8, “Related Party Transactions.”

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

Except for the changes to our accounting policy as a result of the adoption of ASC 606 on July 1, 2018, there have been no material change to our critical accounting policies and estimates. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Organization and Summary of Significant Accounting Policies" in our notes to the condensed consolidated financial statements in this Q3 2019 Quarterly Report.

Results of Operations

Net Sales

The following table presents net sales by product type for the three and nine months ended March 31, 2019 and 2018 (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	$	%	2019	2018	$	%
Server and storage systems	$592.8	$669.1	$(76.3)	(11.4)%	$2,161.3	$1,841.2	$320.1	17.4%
Percentage of total net sales	79.7%	80.1%			81.7%	77.4%
Subsystems and accessories	$150.7	$166.0	$(15.3)	(9.2)%	$484.8	$537.6	$(52.8)	(9.8)%
Percentage of total net sales	20.3%	19.9%			18.3%	22.6%
Total net sales	$743.5	$835.1	$(91.6)	(11.0)%	$2,646.1	$2,378.8	$267.3	11.2%

During the three and nine months ended March 31, 2019, we continued our trend of concentrating our efforts on selling server and storage systems to larger customers such as enterprise, internet data center and cloud customers.

Comparison of Three Months Ended March 31, 2019 and 2018

The period-over-period decrease in net sales of our server and storage systems was primarily due to a decrease of approximately 9% in the number of units of compute nodes shipped attributable to an overall market slowdown in the second half of fiscal year 2019. This decrease was partially offset by an increase in the average selling price per compute node by approximately 8%. The modest increase in the average selling prices of our server and storage systems is due to the change in mix of compute and memory density of products sold.

The period-over-period decrease in net sales of our subsystems and accessories is primarily due to a decrease in the average selling price per unit by approximately 7% offset by an increase in the volume of subsystems and accessories sold by approximately 7%.

Comparison of Nine Months Ended March 31, 2019 and 2018

The period-over-period increase in net sales of our server and storage systems was primarily due to an increase in the average selling price per node by approximately 22%. The increase in the average selling prices of our server and storage systems was primarily due to increased selling prices to customers consistent with the increases in the cost of memory and SSDs and sales of our systems configured with higher density computing and more memory and storage capacity.

The decrease in net sales of our subsystems and accessories is primarily due to a decrease in the volume of subsystems and accessories sold by approximately 6%.

The following table presents the percentages of net sales from products sold through our indirect sales channel and to our direct customers and OEMs for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2019	2018	%	2019	2018	%
Indirect sales channel	38.2%	42.8%	(4.6)%	37.7%	43.7%	(6.0)%
Direct customers and OEMs	61.8%	57.2%	4.6%	62.3%	56.3%	6.0%
Total net sales	100.0%	100.0%		100.0%	100.0%

The period-over-period increase in net sales to direct customers and OEMs as a percentage of total net sales for the three and nine months ended March 31, 2019 and 2018 was primarily due to higher sales of our server and storage systems to internet data center and cloud, enterprise and OEM customers. The period-over-period decrease in net sales through our indirect sales channel as a percentage of total net sales was primarily due to the higher sales to our direct customers and OEMs.

The following table presents percentages of net sales by geographic region for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2019	2018	%	2019	2018	%
United States	58.7%	54.5%	4.2%	57.3%	55.4%	1.9%
Europe	17.3%	18.0%	(0.7)%	17.8%	16.5%	1.3%
Asia	19.7%	22.5%	(2.8)%	20.8%	23.6%	(2.8)%
Others	4.3%	5.0%	(0.7)%	4.1%	4.5%	(0.4)%
Total net sales	100.0%	100.0%		100.0%	100.0%

The period-over-period increase in net sales in the United States as a percentage of total net sales for the three and nine months ended March 31, 2019 and 2018 was primarily due to the higher sales of our server and storage systems to our direct customers and OEMs. The period-over-period decrease in net sales in Asia as a percentage of total net sales for the three and nine months ended March 31, 2019 and 2018 was due primarily to decreased sales through our indirect sales channel in China, partially offset by increased sales in Taiwan. The decreased percentage of total net sales for the three months ended March 31, 2019 in Europe is primarily due to decreased sales in the United Kingdom, while the increased percentage of net sales for the nine months ended March 31, 2019 in Europe was primarily due to higher sales in the Netherlands and stronger overall European market demand in first six months of fiscal 2019.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three and nine months ended March 31, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	$	%	2019	2018	$	%
Cost of sales	$631.2	$729.2	$(98.0)	(13.4)%	$2,282.6	$2,081.2	$201.4	9.7%
Gross profit	$112.3	$105.9	$6.4	6.0%	$363.5	$297.7	$65.8	22.1%
Gross margin	15.1%	12.7%		2.4%	13.7%	12.5%		1.2%

Comparison of Three Months Ended March 31, 2019 and 2018

The period-over-period decrease in cost of sales was primarily attributable to a decrease of $107.4 million in product costs as related to the decrease in net sales, partially offset by an increase of $8.9 million in inventory excess and obsolescence provision.

The period-over-period increase in the gross margin percentage was primarily due to a higher percentage of sales of our server and storage systems which have higher average selling prices and lower costs for key components. In addition, in the three months ended March 31, 2019, as compared with three months ended March 31, 2018, we had lower net sales in Asia where pricing is typically more competitive, which had a positive impact on our gross margin percentage.

Comparison of Nine Months Ended March 31, 2019 and 2018

The period-over-period increase in cost of sales was primarily attributable to an increase of $171.1 million in product costs related to the increase in net sales volume, an increase of $18.4 million in inventory excess and obsolescence provision, an increase in overhead costs of $7.8 million attributable to increased tariffs for import of components from China and an increase of $7.5 million in compensation and benefits including stock-based compensation, partially offset by a decrease of $3.3 million in other costs including warranty.

The period-over-period increase in the gross margin percentage was primarily due to a higher percentage of sales of our server and storage systems which have higher average selling prices. In addition, in the nine months ended March 31, 2019, as compared with the nine months ended March 31, 2018, we had lower net sales in Asia where pricing is typically more competitive, which had a positive impact on our gross margin percentage.

Operating Expenses

Operating expenses for the three and nine months ended March 31, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	$	%	2019	2018	$	%
Research and development	$44.8	$42.3	$2.5	5.9%	$133.7	$122.5	$11.2	9.1%
Percentage of total net sales	6.0%	5.1%			5.1%	5.1%
Sales and marketing	$18.5	$18.9	$(0.4)	(2.1)%	$56.5	$53.7	$2.8	5.2%
Percentage of total net sales	2.5%	2.3%			2.1%	2.3%
General and administrative	$36.2	$23.6	$12.6	53.4%	$106.2	$68.3	$37.9	55.5%
Percentage of total net sales	4.9%	2.7%			4.0%	2.9%
Total operating expenses	$99.5	$84.8	$14.7	17.3%	$296.4	$244.5	$51.9	21.2%
Percentage of total net sales	13.4%	10.1%			11.2%	10.3%

Comparison of Three Months Ended March 31, 2019 and 2018

Research and development expenses. The period-over-period increase in research and development expenses was due primarily to an increase of $3.7 million in personnel expenses, a decrease of $1.0 million in reimbursements received for certain research and development costs that we incur as part of the joint development of our and our suppliers’ and customers’ products, partially offset by a decrease of $2.2 million in product development costs.

Sales and marketing expenses. The period-over-period decrease in sales and marketing expenses was due primarily to a decrease in advertising and promotion expense.

General and administrative expenses. The period-over-period increase in general and administrative expenses includes an increase of $10.7 million in professional fees that were primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements and an increase of $1.5 million in bad debt provision expense.

Comparison of Nine Months Ended March 31, 2019 and 2018

Research and development expenses. The period-over-period increase in research and development expenses was due primarily to an increase of $13.0 million in personnel expenses, a decrease of $3.5 million in reimbursements received for certain research and development costs that we incur as part of the joint development of our and our suppliers’ and customers’ products, offset by a decrease of $5.3 million in product development costs.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was due primarily to an increase of $4.6 million in personnel expenses, partially offset by a decrease of $2.1 million in advertising and promotion expense.

General and administrative expenses. The period-over-period increase in general and administrative expenses includes an increase of $34.0 million in professional fees that were primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, an increase of $1.8 million in certain accrued liabilities and an increase of $3.0 million in bad debt provision expense.

Our compensation and benefit expense related to operating expenses increased primarily as a result of an increase in annual salaries and benefits, and an increase in the number of personnel to support our expanded product development initiatives and to support the growth of our business in many market verticals.

Interest and Other Expense, Net

Other (expense) income, net consists primarily of interest earned on our investment and cash balances, and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other expense, net for the three and nine months ended March 31, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	$	%	2019	2018	$	%
Other (expense) income, net	$(0.1)	$(0.4)	$0.3	(75.0)%	$0.7	$(1.6)	$2.3	(143.8)%
Interest expense	(1.3)	(1.3)	—	—%	(5.5)	(3.5)	(2.0)	57.1%
Interest and other expense, net	$(1.4)	$(1.7)	$0.3	(17.6)%	$(4.8)	$(5.1)	$0.3	(5.9)%

Comparison of Three Months Ended March 31, 2019 and 2018

Interest and other expense, net remained largely consistent period-over-period.

Comparison of Nine Months Ended March 31, 2019 and 2018

The period-over-period increase in interest and other expense, net was primarily due to an increase of $2.0 million in interest expense related to amortization of loan origination fees in connection with refinancing of our 2018 Bank of America Credit Facility in the last quarter of fiscal year 2018, partially offset by an increase of $2.3 million attributable to increase in interest income on our deposits and foreign exchange gain due to favorable foreign currency fluctuations.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	$	%	2019	2018	$	%
Income tax provision	$0.5	$4.2	$(3.7)	(88.1)%	$10.5	$25.7	$(15.2)	(59.1)%
Percentage of total net sales	0.1%	0.5%			0.4%	1.1%
Effective tax rate	4.3%	21.4%			16.9%	53.5%

Comparison of Three Months Ended March 31, 2019 and 2018

The lower income tax provision and effective tax rate for the three months ended March 31, 2019 was primarily attributable to the recognition of certain discrete tax benefits in the three months ended March 31, 2019.

Comparison of Nine Months Ended March 31, 2019 and 2018

The lower income tax provision and effective tax rate for the nine months ended March 31, 2019 was primarily attributable to a $12.9 million one-time write down of U.S. deferred tax assets and liabilities resulting from the U.S. federal corporate income tax rate decrease from 35% to 21%, and the U.S. federal one-time transition tax of $2.8 million, as a result of the 2017 Tax Reform Act during the nine months ended March 31, 2018.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as working capital. Our cash and cash equivalents were $169.7 million and $115.4 million as of March 31, 2019 and June 30, 2018, respectively. Our cash in foreign locations was $74.3 million and $114.0 million as of March 31, 2019 and June 30, 2018, respectively.

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

Our key cash flow metrics were as follows (dollars in millions):

	Nine Months Ended March 31,		Change
	2019	2018
Net cash provided by operating activities	$180.7	$19.4	$161.3
Net cash used in investing activities	$(15.8)	$(17.7)	$1.9
Net cash (used in) provided by financing activities	$(95.9)	$23.4	$(119.3)
Net increase in cash, cash equivalents and restricted cash	$68.9	$25.3	$43.6

Operating Activities

Net cash provided by operating activities increased by $161.3 million for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. The increase was due primarily to a reduction of net working capital of $125.9 million from improved working capital management and reduced costs for key components during the period, an increase in net income in the current period of $28.3 million, an increase in provision for excess and obsolete inventories of $18.4 million from older generation products, and an increase from changes in deferred revenue of $6.6 million related to the growth in our service business partially offset by decrease in non-cash charges of $20.4 million from changes in deferred tax assets primarily due to the increase in provision for excess and obsolete inventories and deferred revenue. In the six months ended December 31, 2017 the change in our deferred tax assets included a $12.9 million one-time write down of U.S. deferred tax assets and liabilities, as a result of the U.S. federal corporate income tax rate decrease from 35% to 21%, due to the 2017 Tax Reform Act, whereas there was no such decrease in the deferred tax assets in the six months ended December 31, 2018.

Investing Activities

Net cash used in investing activities were $15.8 million and $17.7 million for the nine months ended March 31, 2019 and the nine months ended March 31, 2018, respectively, as we continued to invest in our Green Computing Park in San Jose to expand our capacity and office space.

Financing Activities

Net cash used in financing activities increased by $119.3 million for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 primarily due to an increased debt repayments, net of borrowings of $116.8 million.

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

As of March 31, 2019 and June 30, 2018, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $0.0 million and $67.3 million, respectively. The interest rates under the 2018 Bank of America Credit Facility as of March 31, 2019 and June 30, 2018 were 5.25% per annum and 4.75% per annum, respectively. As of March 31, 2019, a $3.2 million letter of credit was outstanding under the 2018 Bank of America Credit Facility. The balance of debt issuance costs outstanding were $0.7 million and $2.8 million as of March 31, 2019 and June 30, 2018, respectively. As of March 31, 2019, our available borrowing capacity under the 2018 Bank of America Credit Facility was $246.8 million, subject to the borrowing base limitation and compliance with other applicable terms.

CTBC Bank

In April 2016, we entered into a credit agreement with CTBC Bank Co., Ltd (“CTBC Bank”) that provides for (i) a 12-month NTD $700.0 million ($21.6 million U.S. dollar equivalent) term loan facility secured by the land and building located in

Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, the term loan facility also included a 12-month guarantee of up to NTD $100.0 million ($3.1 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month revolving line of credit of up to 80.0% of eligible accounts receivable in an aggregate amount of up to $40.0 million with an interest rate equal to the lender's established USD interest rate plus 0.30% per annum, which was adjusted monthly (collectively, the “2016 CTBC Credit Facility”). The total borrowings allowed under the 2016 CTBC Credit Facility was capped at $40.0 million. We extended the 2016 CTBC Credit Facility to mature on May 31, 2017.

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

The total outstanding borrowings under the 2018 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $22.7 million and $22.9 million at March 31, 2019 and June 30, 2018, respectively. At March 31, 2019 and June 30, 2018, the total outstanding borrowings under the 2018 CTBC Credit Facility revolving line of credit were $0.0 million and $25.9 million, respectively, in U.S. dollars. The interest rates for these loans were 0.92% and 0.95% as of March 31, 2019 and June 30, 2018, respectively. At March 31, 2019, the amount available for future borrowing under the 2018 CTBC Credit Facility was $17.3 million. As of March 31, 2019, the net book value of land and building located in Bade, Taiwan, collateralizing the 2018 CTBC Credit Facility term loan was $26.0 million.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies,” in our notes to the condensed consolidated financial statements in this Q3 2019 Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2019, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.92% to 5.25% at March 31, 2019 and 0.95% to 4.75% at June 30, 2018, respectively. Based on the outstanding principal indebtedness of $22.7 million under our credit facilities as of March 31, 2019, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and nine months ended March 31, 2019 was $0.3 million and $0.5 million, respectively, and for the three and nine months ended March 31, 2018 was $(0.4) million and $(1.2) million, respectively.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of March 31, 2019 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Q3 2019 Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)) management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Part II, Item 9A, "Controls and Procedures," of our 2017 10-K, there were no changes in our internal control over financial reporting during the quarter ended March 31. 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Part II, Item 9A, "Controls and Procedures," of our 2017 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

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

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, will be described in Part I, Item 1A “Risk Factors” of our 2019 Comprehensive 10-K which we expect to file subsequent to the filing of this Q3 2019 Quarterly Report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019 we granted a consultant restricted stock units covering a total of 5,205 shares of our common stock for services rendered. The restricted stock units were fully vested at the time of grant. The issuances did not involve a public offering of securities and we believe that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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