Form 10-Q
period 2019-09-30
Super Micro Computer, Inc.
filed 2019-12-20
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q1 2020 Quarterly Report”). On December 19, 2019 we filed our comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Comprehensive10-K”), with expanded financial and other disclosures in lieu of filing a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in lieu of filing Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2018. On December 19, 2019, we also filed Quarterly Reports on Form 10-Q for the quarters ended September 30, 2018, December 31, 2018 and March 31, 2019 (the “2019 Quarterly Reports” and, with the 2019 Comprehensive 10-K, the “2019 Reports”).

We did not file our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 10-K”) until May 17, 2019. On that date we also filed amended Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2016, December 31, 2016 and March 31, 2017 (the “2017 Amended Quarterly Reports” and, with the 2017 10-K, the “2017 Reports”). Some of the financial statements contained in the 2017 Reports were restated. The circumstances leading to the need to restate those financial statements, and our efforts to investigate, assess and remediate those matters, are more fully described in those reports.

Our delay in filing this Q1 2020 Quarterly Report was primarily due to our inability to file our 2019 Reports, which we could not complete until after May 17, 2019, when we filed the 2017 Reports (including the restatement of certain of our previously issued consolidated financial statements). It took us approximately seven months after we filed the 2017 Reports to prepare and file the 2019 Reports. Once we filed the 2019 Reports on December 19, 2019, we were able to complete the preparation of this Q1 2020 Quarterly Report, including the financial information contained herein.

With the filing of this Q1 2020 Quarterly Report, we are now current in our required filings with the SEC of Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

We expect to apply for re-listing of our common stock on the Nasdaq National Market promptly following the filing of this Q1 2020 Quarterly Report.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this September 30, 2019 Form 10-Q are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this September 30, 2019 Form 10-Q are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	September 30,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$239,300	$248,164
Accounts receivable, net of allowances of $8,962 and $8,906 at September 30, 2019 and June 30, 2019, respectively (including amounts receivable from related parties of $17,913 and $13,439 at September 30, 2019 and June 30, 2019, respectively)	356,230	393,624
Inventories	685,231	670,188
Prepaid expenses and other current assets (including receivables from related parties of $24,856 and $21,302 at September 30, 2019 and June 30, 2019, respectively)	139,570	109,795
Total current assets	1,420,331	1,421,771
Investment in equity investee	2,283	1,701
Property, plant and equipment, net	212,489	207,337
Deferred income taxes, net	41,711	41,126
Other assets	24,459	10,659
Total assets	$1,701,273	$1,682,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $63,605 and $59,809 at September 30, 2019 and June 30, 2019, respectively)	$332,173	$360,470
Accrued liabilities (including amounts due to related parties of $15,860 and $10,536 at September 30, 2019 and June 30, 2019, respectively)	132,292	114,678
Income taxes payable	3,806	13,021
Short-term debt	22,544	23,647
Deferred revenue	97,597	94,153
Total current liabilities	588,412	605,969
Deferred revenue, non-current	104,293	109,266
Other long-term liabilities (including related party balance of $4,272 and $3,000 at September 30, 2019 and June 30, 2019, respectively)	36,712	26,183
Total liabilities	729,417	741,418
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 51,358,810 and 51,289,413 at September 30, 2019 and June 30, 2019, respectively	354,157	349,683
Treasury stock (at cost), 1,333,125 shares at September 30, 2019 and June 30, 2019	(20,491)	(20,491)
Accumulated other comprehensive loss	(220)	(80)
Retained earnings	638,248	611,903
Total Super Micro Computer, Inc. stockholders’ equity	971,694	941,015
Noncontrolling interest	162	161
Total stockholders’ equity	971,856	941,176
Total liabilities and stockholders’ equity	$1,701,273	$1,682,594

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2019	2018
Net sales (including related party sales of $27,662 and $14,465 in the three months ended September 30, 2019 and 2018, respectively)	$799,804	$971,118
Cost of sales (including related party purchases of $65,033 and $78,154 in the three months ended September 30, 2019 and 2018, respectively)	668,875	847,879
Gross profit	130,929	123,239
Operating expenses:
Research and development	49,572	42,994
Sales and marketing	20,194	18,292
General and administrative	28,298	33,460
Total operating expenses	98,064	94,746
Income from operations	32,865	28,493
Other income, net	1,589	169
Interest expense	(552)	(2,378)
Income before income tax provision	33,902	26,284
Income tax provision	(8,568)	(5,523)
Share of gain (loss) from equity investee, net of taxes	1,011	(1,419)
Net income	$26,345	$19,342
Net income per common share:
Basic	$0.52	$0.39
Diluted	$0.51	$0.37
Weighted-average shares used in calculation of net income per common share:
Basic	50,274	49,704
Diluted	51,704	52,218

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2019	2018
Net income	$26,345	$19,342
Other comprehensive loss, net of tax:
Foreign currency translation loss	(140)	(231)
Total other comprehensive loss	(140)	(231)
Total comprehensive income	$26,205	$19,111

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three months ended September 30, 2019	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	51,289,413	$349,683	(1,333,125)	$(20,491)	$(80)	$611,903	$161	$941,176
Release of common stock shares upon vesting of restricted stock units	100,186	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(30,789)	(580)	—	—	—	—	—	(580)
Stock-based compensation	—	5,054	—	—	—	—	—	5,054
Foreign currency translation loss	—	—	—	—	(140)	—	—	(140)
Net income	—	—	—	—	—	26,345	1	26,346
Balance at September 30, 2019	51,358,810	$354,157	(1,333,125)	$(20,491)	$(220)	$638,248	$162	$971,856

Three Months Ended September 30, 2018	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	50,914,571	$331,550	(1,333,125)	$(20,491)	$165	$532,271	$157	$843,652
Cumulative effect of adjustment from adoption of new accounting standards, net of taxes	—	—	—	—	—	7,714	—	7,714
Release of common stock shares upon vesting of restricted stock units	181,207	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(58,120)	(1,059)	—	—	—	—	—	(1,059)
Stock-based compensation	—	5,874	—	—	—	—	—	5,874
Foreign currency translation loss	—	—	—	—	(231)	—	—	(231)
Net income	—	—	—	—	—	19,342	—	19,342
Balance at September 30, 2018	51,037,658	$336,365	(1,333,125)	$(20,491)	$(66)	$559,327	$157	$875,292

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$26,345	$19,342
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	6,826	5,946
Stock-based compensation expense	5,054	5,874
Allowances for doubtful accounts	56	707
Provision for excess and obsolete inventories	8,328	9,492
Share of (gain) loss from equity investee	(1,011)	1,419
Foreign currency exchange (gain) loss	(561)	178
Deferred income taxes, net	(585)	(4,275)
Other	289	9
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of ($4,474) and ($16,581) during the three months ended September 30, 2019 and 2018, respectively)	37,340	33,616
Inventories	(23,371)	(8,017)
Prepaid expenses and other assets (including changes in related party balances of ($3,554) and ($1,074) during the three months ended September 30, 2019 and 2018, respectively)	(31,088)	(172)
Accounts payable (including changes in related party balances of $3,796 and $823 during the three months ended September 30, 2019 and 2018, respectively)	(24,865)	(64,724)
Income taxes payable	(9,215)	3,741
Deferred revenue	(1,529)	24,138
Accrued liabilities (including changes in related party balances of $5,324 and ($2,458) during the three months ended September 30, 2019 and 2018, respectively)	12,693	9,223
Other long-term liabilities (including changes in related party balances of $1,272 and $1,000 during the three months ended September 30, 2019 and 2018, respectively)	854	1,165
Net cash provided by operating activities	5,560	37,662
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $813 and $711 during the three months ended September 30, 2019 and 2018, respectively)	(13,325)	(3,171)
Net cash used in investing activities	(13,325)	(3,171)
FINANCING ACTIVITIES:
Proceeds from debt	—	25,900
Repayment of debt	—	(35,900)
Net repayment on asset-backed revolving line of credit	(1,116)	(26,523)
Payment of withholding tax on vesting of restricted stock units	(580)	(1,059)
Payments of obligations under finance leases	(19)	(71)
Net cash used in financing activities	(1,715)	(37,653)
Effect of exchange rate fluctuations on cash	(38)	(72)
Net decrease in cash, cash equivalents and restricted cash	(9,518)	(3,234)
Cash, cash equivalents and restricted cash at the beginning of the period	262,140	120,382
Cash, cash equivalents and restricted cash at the end of the period	$252,622	$117,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$777	$1,673
Cash paid for taxes, net of refunds	30,800	3,522

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,514 and $2,974 as of September 30, 2019 and 2018, respectively)	$6,413	$5,823
Contribution of certain technology rights to equity investee	—	3,000

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2020.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Product Warranties

The Company offers product warranties ranging from 15 to 39 months against any defective products. These standard warranties are assurance type warranties and the Company does not offer any services beyond the assurance that the product will continue working as specified. Therefore, these warranties are not considered separate performance obligations in the arrangement. Based on historical experience, the Company accrues for estimated returns of defective products at the time revenue is recognized. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities and other long-term liabilities. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions,

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

changes in the volume of claims compared with the Company's historical experience, and the changes in the cost of servicing warranty claims. The Company accounts for the effect of such changes in estimates prospectively.

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

The Company estimates the fair value of stock options granted using a Black-Scholes option pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of the Company's common stock. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company's historical experience. The expected volatility is based on the historical volatility of the Company’s common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Leases

Recognition of leases for periods after the Company’s adoption of the new leasing standard as of July 1, 2019

The Company has arrangements for certain of its office, warehouse spaces and other premises, and equipment. As of July 1, 2019, the Company determines at inception if an arrangement is or contains a lease. When the terms of a lease effectively transfer control of the underlying asset to the Company it is classified as a finance lease. All other leases are classified as operating leases.

Operating Leases

For operating leases with lease terms of more than 12 months, operating lease right-of-use ("ROU") asset is included in other assets, and current and non-current lease liabilities are included in accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company elected to apply the short-term lease recognition exemption and does not recognize ROU asset and lease liabilities for leases with an initial term of 12 months or less and recognizes as expense the payments under such leases on a straight-line basis over the lease term. The Company's leases with an initial term of 12 months or less are immaterial.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments over the lease term. Operating lease ROU assets and liabilities are recognized, at lease commencement, based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate as the interest rate implicit in the lease arrangements is not readily determinable. The incremental borrowing rate is estimated to be the interest rate on a fully collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease ROU assets also include initial direct costs incurred, prepaid lease payments, minus any lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term. The Company accounts for fixed payments for lease and non-lease components as a single lease component which increases the amounts of ROU assets and liabilities. Non-lease components that are variable costs, such as common area maintenance, are expensed as incurred and not included in the ROU assets and liabilities.

Finance Leases

Assets under finance leases are included in property, plant and equipment, net and current and non-current lease liabilities are included in accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. Finance lease interest expense is recognized based on an effective interest method and depreciation of assets is recorded on a straight-line basis over the shorter of the lease term and useful life of the asset. The Company's finance leases are immaterial.

Recognition of leases for periods prior to the Company’s adoption of the new leasing standard as of July 1, 2019
Prior to July 1, 2019, leases were evaluated and recorded as capital leases if one of the following is true at inception: (a) the present value of minimum lease payments meets or exceeds 90% of the fair value of the asset, (b) the lease term is greater than or equal to 75% of the economic life of the asset, (c) the lease arrangement contains a bargain purchase option, or (d) title to the property transfers to the Company at the end of the lease. The Company records an asset and liability for capital leases at present value of the minimum lease payments based on the incremental borrowing rate. Assets are depreciated over the useful life in accordance with the Company’s depreciation policy while rental payments and interest on the liability are accounted for using the effective interest method.
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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the three months ended September 30, 2019 and 2018, the accounts of the Management Company have been consolidated with the accounts of Super Micro Computer, and a noncontrolling interest has been recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's condensed consolidated statements of operations.

Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the "Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment has been accounted for using the equity method. As such, the Corporate Venture is also a related party. As of September 30, 2019 and June 30, 2019, the Company's equity investment in the Corporate Venture was $2.3 million and $1.7 million, respectively, and was recorded under investment in equity investee on the Company's condensed consolidated balance sheet. The Company's share of gains (losses) of the Corporate Venture were $1.0 million and $(1.4) million for the three months ended September 30, 2019 and 2018, respectively.

The Company previously recorded a deferred gain related to the contribution of certain technology rights of $10.0 million. The amortization of the deferred gain is being recognized as a credit to research and development expenses in the Company's condensed consolidated statement of operations over a period of five years which represents the estimated period over which the remaining obligations will be fulfilled. As of September 30, 2019 and June 30, 2019, the Company had unamortized deferred gain balance of $2.0 million and $2.0 million, respectively, in accrued liabilities and $2.5 million and $3.0 million, respectively, in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. No impairment charge was recorded for the three months ended September 30, 2019 and 2018, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Additionally, the Company sold products worth $22.1 million and $9.3 million to the Corporate Venture in the three months ended September 30, 2019 and 2018, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of September 30, 2019 and June 30, 2019 have been eliminated and have reduced the Company's investment in the Corporate Venture. The Company had $15.3 million and $13.1 million due from the Corporate Venture in accounts receivable, net as of September 30, 2019 and June 30, 2019, respectively, in its condensed consolidated balance sheets.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 28.7% and 19.7% of total purchases for the three months ended September 30, 2019 and 2018, respectively. Ablecom and Compuware, related parties of the Company, as noted in Note 9, "Related Party Transactions," accounted for 9.7% and 9.2% of total cost of sales for the three months ended September 30, 2019 and 2018, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three months ended September 30, 2019 and 2018. No country other than the United States represented greater than 10% of the Company’s total net sales in the three months ended September 30, 2019 and 2018. No customer accounted for greater than 10% of the Company's accounts receivable, net as of September 30, 2019, whereas one customer accounted for 17.0% of accounts receivable, net as of June 30, 2019.

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued an amendment to the accounting guidance, Leases. The new lease accounting guidance supersedes the existing guidance. Under the new lease accounting guidance, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company adopted the new lease accounting guidance on July 1, 2019 using the modified retrospective approach, and as a result did not restate prior comparative periods. The Company elected the “package of practical expedients” under the transition guidance of the new standard, which permits it not to reassess under the new lease accounting guidance its prior conclusions about lease identification, lease classification and initial direct costs, for leases that are in effect as of the date of adoption of the new lease accounting guidance. In connection with the adoption of the new lease accounting guidance, the Company recorded a transition adjustment to recognize ROU assets and lease liabilities on the Company’s consolidated balance sheet of $14.8 million and $15.2 million, respectively, on July 1, 2019, primarily related to real estate leases. See Note 8, "Leases," for further details.

In February 2018, the FASB issued Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Reform Act"), from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The Company adopted this guidance on July 1, 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

In June 2018, the FASB issued amended guidance to expand the scope of ASC 718 - Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The amendments specify that the guidance applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted this guidance on July 1, 2019. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued authoritative guidance, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, that amends the impairment model for certain financial assets by requiring the use of an

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2019		2018
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server and storage systems	$636,026	79.5%	$808,027	83.2%
Subsystems and accessories	163,778	20.5%	163,091	16.8%
Total	$799,804	100.0%	$971,118	100.0%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services.
Subsystems and accessories are comprised of serverboards, chassis and accessories.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three months ended September 30, 2019 and 2018, of net sales by geographic region (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
United States	$468,841	$567,615
Europe	128,059	162,560
Asia	161,639	206,868
Others	41,265	34,075
	$799,804	$971,118

The following table presents the percentages of net sales from products sold through the Company's indirect sales channel and to its direct customers and OEMs for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change
	2019	2018	%
Indirect sales channel	50.2%	34.4%	15.8%
Direct customers and OEMs	49.8%	65.6%	(15.8)%
Total net sales	100.0%	100.0%

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. On June 30, 2019, deferred revenue totaled $203.4 million, of which $25.5 million was recognized as revenue during the three months ended September 30, 2019.

Deferred revenue decreased during the three months ended September 30, 2019 because the recognition of revenue from contracts entered into in prior periods exceeded the amounts for service contracts invoiced during the period.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the optional exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site integration services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of September 30, 2019 was approximately $201.9 million. The Company expects to recognize approximately 48% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

Note 3.        Stock-based Compensation

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of the date the 2016 Plan became effective, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006 Plan"). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards have been or will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan at the time the 2016 Plan became effective, if those awards were or are forfeited at any time after the 2016 Plan became effective, will become available for use under the 2016 Plan. At the time the 2016 Plan became effective, all remaining ungranted shares under the 2006 Plan were canceled. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company's outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. Under the 2016 Plan, the Company granted PRSUs to its Chief Executive Officer, 50% of which vest based on the achievement of certain performance metrics at the end of the performance period while the remainder vest in equal amounts over the following ten quarters provided he continues to be employed by the Company. As of September 30, 2019, the Company had 313,872 authorized shares available for future issuance under the 2016 Plan.

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

Expected Volatility—Expected volatility is based on the Company's historical volatility.

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

The fair value of stock option grants for the three months ended September 30, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2019	2018
Risk-free interest rate	1.58%	2.87%
Expected term	6.27 years	6.05 years
Dividend yield	—%	—%
Volatility	50.04%	47.34%
Weighted-average fair value	$8.72	$10.78

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Cost of sales	$395	$438
Research and development	3,130	3,496
Sales and marketing	436	505
General and administrative	1,093	1,435
Stock-based compensation expense before taxes	5,054	5,874
Income tax impact	(1,143)	(1,242)
Stock-based compensation expense, net	$3,911	$4,632

As of September 30, 2019, $7.0 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.61 years, $32.5 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.83 years and $0.2 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 1.25 years.

Stock Option Activity

The following table summarizes stock option activity during the three months ended September 30, 2019 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2019	7,374,635	$18.02
Granted	118,230	$17.60
Exercised	—	$—
Forfeited/Cancelled	(39,524)	$10.14
Balance as of September 30, 2019	7,453,341	$18.06	3.68
Options vested and exercisable at September 30, 2019	6,665,457	$17.76	3.08

RSU and PRSU Activity

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

In August 2017, the Compensation Committee granted two PRSU awards to the Company's Chief Executive Officer, both of which have both performance and service conditions. The first award was a one-year PRSU and the second award was a two-year PRSU. The one-year PRSUs would be earned based on the Company’s performance as it relates to a revenue growth metric and a minimum non-GAAP operating margin metric during the fiscal year ended June 30, 2018 with eligibility up to 200% of the targeted number of units based on revenue growth if the minimum non-GAAP operating margin is achieved. If the performance metrics were met, 50% of the PRSUs would vest at June 30, 2018 while the remainder would vest in equal amounts over the following ten quarters if the Company's Chief Executive Officer continued to be employed during those ten quarters. In December 2019, the Compensation Committee of the Company's Board of Directors determined that the Company achieved the revenue and non-GAAP operating margin metrics for the fiscal year ended June 30, 2018 at a level that entitled the Chief Executive Officer to 200% of the originally targeted number of shares subject to the one-year PRSU. 50% of the PRSUs so earned were vested as of June 30, 2018, and an additional 25% of the PRSUs vested during the five quarters ended September 30, 2019, in accordance with the terms of the grant.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

during those ten quarters. In December 2019, the Compensation Committee of the Company's Board of Directors has determined that the Company did not achieve the required performance metrics for these two-year PRSUs to be earned and, consequently, this PRSU terminated in December 2019.

The following table summarizes RSUs and PRSUs activity during the three months ended September 30, 2019 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding		Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2019	1,873,102	$20.25	120,000	(1)	$27.10
Granted	337,730	$17.60	—
Released (2)	(100,186)	$24.27	—
Forfeited	(45,313)	$18.20	—
Balance as of September 30, 2019	2,065,333	$19.66	120,000		$27.10

__________________________

(1)	Reflects the number of PRSUs that have been earned based on the achievement of performance metrics.

(2)
The number of shares released excludes 221,352 RSUs that were vested but not released as of September 30, 2019, of which 48,495 RSUs vested during the three months ended September 30, 2019. The number of shares released also excludes 90,000 PRSUs that were vested but not released as of September 30, 2019, of which 6,000 PRSUs vested during the three months ended September 30, 2019. These vested RSUs and PRSUs will be released upon the effectiveness of the Company's registration statement on Form S-8.

Note 4.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2019	2018
Numerator:
Net income	$26,345	$19,342

Denominator:
Weighted-average shares outstanding	50,274	49,704
Effect of dilutive securities	1,430	2,514
Weighted-average diluted shares	51,704	52,218

Basic net income per common share	$0.52	$0.39
Diluted net income per common share	$0.51	$0.37

For the three months ended September 30, 2019 and 2018, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 3,958,789 and 2,627,703 for the three months ended September 30, 2019 and 2018, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	September 30, 2019	June 30, 2019
Finished goods	$480,954	$492,387
Work in process	76,098	43,598
Purchased parts and raw materials	128,179	134,203
Total inventories	$685,231	$670,188

During the three months ended September 30, 2019 and 2018, the Company recorded a provision for excess and obsolete inventory to cost of sales totaling $10.1 million and $8.0 million, respectively, excluding a (recovery) provision for adjusting the cost of certain inventories to net realizable value of $(1.8) million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively.

Prepaid Expenses and Other Current Assets:

	September 30, 2019	June 30, 2019
Receivables from vendors (1)	$96,038	$83,050
Prepaid income tax	15,748	607
Restricted cash	11,021	11,673
Prepaid expenses	8,057	7,269
Deferred service costs	3,611	3,374
Others	5,095	3,822
Total prepaid expenses and other current assets	$139,570	$109,795
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $91.0 million and $82.0 million as of September 30, 2019 and June 30, 2019, respectively.

Cash, cash equivalents and restricted cash:

	September 30, 2019	June 30, 2019
Cash and cash equivalents	$239,300	$248,164
Restricted cash included in prepaid expenses and other current assets	11,021	11,673
Restricted cash included in other assets	2,301	2,303
Total cash, cash equivalents and restricted cash	$252,622	$262,140

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	September 30, 2019	June 30, 2019
Buildings	$86,864	$86,136
Machinery and equipment	81,482	79,946
Land	75,197	74,926
Building and leasehold improvements	23,238	22,307
Furniture and fixtures	20,345	20,193
Buildings construction in progress (1)	19,877	14,189
Software	18,752	18,415
	325,755	316,112
Accumulated depreciation and amortization	(113,266)	(108,775)
Property, plant and equipment, net	$212,489	$207,337
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California.

Other Assets:

	September 30, 2019	June 30, 2019
Operating lease right-of-use asset	$13,623	$—
Deferred service costs, non-current	3,634	3,572
Restricted cash, non-current	2,301	2,303
Investment in auction rate security	1,571	1,571
Non-marketable equity securities	878	878
Deposits	587	686
Prepaid expense, non-current	1,865	1,649
Total other assets	$24,459	$10,659

Accrued Liabilities:

	September 30, 2019	June 30, 2019
Contract manufacturers liability	$31,389	$25,308
Accrued payroll and related expenses	22,515	25,552
Customer deposits	19,992	11,133
Accrued professional fees	12,058	11,756
Accrued warranty costs	8,655	8,661
Accrued cooperative marketing expenses	6,042	5,830
Operating lease liability	5,159	—
Others	26,482	26,438
Total accrued liabilities	$132,292	$114,678

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Long-term Liabilities:

	September 30, 2019	June 30, 2019
Accrued unrecognized tax benefits including related interest and penalties	$22,851	$20,102
Operating lease liability, non-current	8,624	—
Accrued warranty costs, non-current	2,630	2,373
Others	2,607	3,708
Total other long-term liabilities	$36,712	$26,183

Product Warranties:

	Three Months Ended September 30,
	2019	2018
Balance, beginning of the period	$11,034	$9,884
Provision for warranty	5,872	6,189
Costs utilized	(7,662)	(6,557)
Change in estimated liability for pre-existing warranties	2,041	729
Balance, end of the period	11,285	10,245
Current portion	8,655	8,150
Non-current portion	$2,630	$2,095

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and other assets. The Company classifies its cash equivalents and other assets, except for its investment in an auction rate security, within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of September 30, 2019 and June 30, 2019. The Company used discounted cash flows to estimate the fair value of the auction rate security as of September 30, 2019 and June 30, 2019. The material factors used in preparing the discounted cash flows are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s cash equivalents, certificates of deposit and investment in an auction rate security as of September 30, 2019 and June 30, 2019 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

September 30, 2019	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,158	$—	$—	$1,158
Certificates of deposit (2)	—	1,279	—	1,279
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,158	$1,279	$1,571	$4,008

June 30, 2019	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,162	$—	$—	$1,162
Certificates of deposit (2)	—	1,285	—	1,285
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,162	$1,285	$1,571	$4,018

__________________________
(1) $0.4 million and $0.4 million in money market funds are included in cash and cash equivalents and $0.8 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2019 and June 30, 2019, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents and $1.1 million and $1.1 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2019 and June 30, 2019, respectively.

The above table excludes $238.7 million and $247.6 million of cash included in cash and cash equivalents, $11.0 million and $11.7 million of restricted cash included in prepaid expenses and other current assets, and $0.4 million and $0.4 million of restricted cash, non-current included in other assets in the condensed consolidated balance sheets as of September 30, 2019 and June 30, 2019, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended September 30, 2019 and 2018.

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three months ended September 30, 2019 and 2018.

The following is a summary of the Company’s investment in an auction rate security as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019 and June 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2019 and June 30, 2019, total debt of $22.5 million and $23.6 million, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Financial Assets Measured on a Non-recurring Basis

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. During the three months ended September 30, 2019 and 2018 the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three months ended September 30, 2019 and 2018.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no transfers of financial assets measured on a non-recurring basis between Level 1, Level 2 or Level 3 securities during the three months ended September 30, 2019 and 2018.

Note 7.        Short-term Debt

Short-term debt obligations as of September 30, 2019 and June 30, 2019 consisted of the following (in thousands):

	September 30,	June 30,
	2019	2019
Bank of America line of credit	$—	$1,116
CTBC Bank term loan	22,544	22,531
Total short-term debt	$22,544	$23,647

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America (the "2018 Bank of America Credit Facility"), which replaced the then existing credit facility with Bank of America (the "2016 Bank of America Credit Facility"). The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders, including a $5.0 million letter of credit sublimit, which was extended to $15.0 million in October 2019. The 2018 Bank of America Credit Facility was originally set to expire after 364 days and has been extended to June 30, 2020 through subsequent amendments. Prior to its maturity, at the Company's option and if certain conditions are satisfied, including the Company being current on all of its delinquent quarterly and annual filings with the SEC, the 2018 Bank of America Credit Facility may convert into a five-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to both Super Micro Computer and Super Micro Computer B.V. Under the terms of the 2018 Bank of America Credit Facility, the Company is required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of the Company's deposit accounts. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier as determined by the lenders. Voluntary prepayments are permitted without early repayment fees or penalties. The terms of the arrangement require any amounts in the deposit accounts to be applied against the Company's line of credit the next business day. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets. If converted to the five-year revolving credit facility, Super Micro Computer’s assets, and at the Company's option, Super Micro Computer B.V.'s assets will be used as collateral for the 2018 Bank of America Credit Facility. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to either repurchase its common stock or pay any dividends.

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

As of September 30, 2019, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. As of June 30, 2019, the total outstanding borrowings under the 2018 Bank of America Credit facility were $1.1 million. The interest rates under the 2018 Bank of America Credit Facility as of September 30, 2019 and June 30, 2019 were 4.13% per annum and 4.50% per annum, respectively. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility. The balance of debt issuance costs outstanding were immaterial as of September 30, 2019 and June 30, 2019. As of September 30, 2019, the Company's available borrowing capacity under the 2018 Bank of America Credit Facility was $246.8 million, subject to the borrowing base limitation and compliance with other applicable terms.

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

The total outstanding borrowings under the 2019 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $22.5 million at September 30, 2019 and June 30, 2019. The interest rate for these loans were 0.88% per annum as of September 30, 2019 and 0.93% per annum as of June 30, 2019. At September 30, 2019, the amount available for future borrowing under the CTBC Credit Facility was $27.5 million. As of September 30, 2019, the net book value of land and building located in Bade, Taiwan, collateralizing the 2019 CTBC Credit Facility term loan was $25.7 million.

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

On September 7, 2018, Bank of America issued an extension letter to the Company in connection with the 2018 Bank of America Credit Facility, which extended the delivery date of the Company's audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to January 31, 2019. On January 31,

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2019, the Company entered into an amendment of the loan and security agreement with respect to the 2018 Bank of America Credit Facility to, among other matters, (a) extend the delivery date of the Company's audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to June 30, 2019, and (b) require the delivery, by no later than March 31, 2019 of the Company's audited consolidated financial statements for the fiscal year ended June 30, 2019. In April 2019, the Company paid a fee to extend the delivery to June 30, 2019 of its audited consolidated financial statements for the fiscal year ended June 30, 2017. In connection with the second amendment of the 2018 Bank of America Credit Facility to extend the maturity of the 2018 Bank of America Credit Facility, the Company was required to deliver its audited consolidated financial statements for the fiscal year ended June 30, 2018 by December 31, 2019, and deliver its audited consolidated financial statements for the fiscal year ended June 30, 2019 by March 31, 2020. If the Company elects to deliver the audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018 together in a combined filing with the SEC, the Company is required to deliver its audited financial statements by March 31, 2020.

On December 19, 2019 the Company filed with the SEC its comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2019, with expanded financial and other disclosures in lieu of filing a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in lieu of filing Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2018. On December 19, 2019, the Company also filed with the SEC its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2018, December 31, 2018 and March 31, 2019. As such the Company has complied with the requirements of the second amendment of the 2018 Bank of America Credit Facility.

CTBC Bank

There are no financial covenants associated with the 2018 CTBC Credit Facility or the 2019 CTBC Credit Facility.

Note 8.        Leases
Upon adoption of the new lease accounting guidance, the Company recognized operating lease liabilities of approximately $15.2 million based on the present value of the remaining minimum rental payments using an incremental borrowing rate of approximately 4%. The Company also recognized corresponding operating lease ROU assets of approximately $14.8 million. The difference relates to adjustments made to operating lease ROU assets for prepaid rent and deferred rent that existed as of the date of adoption. These operating lease ROU assets relate to offices, warehouses and other premises leased under non-cancelable operating leases expiring through June 2026 and vehicles and certain equipment leased under non-cancelable operating leases expiring through August 2023.
Operating lease expense recognized and supplemental cash flow information related to operating leases for the three months ended September 30, 2019 were as follows (in thousands):

Three Months Ended
September 30, 2019
Operating lease expense (including expense for lease agreements with related parties of $365)	$1,709
Cash payments for operating leases (including payments to related parties of $357)	$1,845
New operating lease assets obtained in exchange for operating lease liabilities	$231

Variable payments expensed in the three months ended September 30, 2019 were immaterial.
As of September 30, 2019, the weighted average remaining lease term for operating leases was 4.1 years and the weighted average discount rate was 3.9%. Future minimum lease payments under noncancelable operating lease arrangements as of September 30, 2019 were as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Year ending:	Minimum lease payments
2020 (remainder)	$4,728
2021	3,621
2022	2,402
2023	1,130
2024	1,120
2025 and beyond	1,910
Total future lease payments	$14,911
Less: Imputed interest	(1,128)
Present value of operating lease liabilities	$13,783

As of September 30, 2019, operating and financing leases that have not yet commenced were immaterial.

The Company has entered into lease agreements with related parties.  See Note 9, "Related Party Transactions," for discussion.

Note 9.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. As of September 30, 2019, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock as of September 30, 2019. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. None of the Company, Charles Liang or Sara Liu own any capital stock of Compuware.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 92.7% and 95.7% of the chassis included in the products sold by the Company during the three months ended September 30, 2019 and 2018, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $41.1 million and $31.0 million at September 30, 2019 and June 30, 2019, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $76.7 million and $70.6 million at September 30, 2019 and June 30, 2019, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three months ended September 30, 2019 and 2018, are as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three months ended September, 30
	2019	2018
Ablecom
Purchases (1)	$33,120	$44,636

Compuware
Net sales	$5,547	$5,142
Purchases (1)	33,316	37,212
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the three months ended September 30, 2019 and 2018.

The Company had the following balances related to transactions with Ablecom and Compuware as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019	June 30, 2019
Ablecom
Accounts receivable and other receivables	$8,383	$7,236
Accounts payable and accrued liabilities (1)	36,417	33,928
Other long-term liabilities (2)	1,374	—

Compuware
Accounts receivable and other receivables	$19,117	$14,396
Accounts payable and accrued liabilities (1)	41,048	34,417
Other long-term liabilities (2)	398	—

____________________________
(1) Includes current portion of operating lease liabilities.
(2) Represents non-current portion of operating lease liabilities.

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture, which is accounted for using the equity method. See Note 1, "Organization and Summary of Significant Accounting Policies" for a discussion of the investment and the transactions that took place during the three months ended September 30, 2019 and 2018.

Note 10.        Income Taxes

The Company recorded provisions for income taxes of $8.6 million and $5.5 million for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate was 25.3% and 21.0% for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three months ended September 30, 2019 is higher than that for the three months ended September 30, 2018 primarily due to an increase in unrecognized tax benefits.

               As of September 30, 2019, the Company had a liability for gross unrecognized tax benefits of $30.8 million, substantially all of which, if recognized, would affect the Company's effective tax rate. During the three months ended September 30, 2019, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of September 30, 2019, the Company had accrued $1.8 million of interest and penalties relating to unrecognized tax benefits.

Under the 2017 Tax Reform Act, starting on July 1, 2018, the Company is no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. The Company previously asserted that all of its foreign undistributed earnings

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Note 11.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint, which motion remains pending with the court. The Company believes the allegations filed are without merit, and intends to vigorously defend against the lawsuit.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of September 30, 2019, these remaining noncancelable commitments were $383.4 million, including $117.8 million for related parties.

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

The following is a summary of property, plant and equipment, net (in thousands):

	September 30,	June 30,
Long-lived assets:	2019	2019
United States	$167,483	$162,835
Asia	41,383	41,915
Europe	3,623	2,587
	$212,489	$207,337

The Company’s revenue is presented on a disaggregated basis in Note 2, “Revenue,” by type of product, by geographical market, and by products sold through its indirect sales channel or to its direct customers and OEMs.

Note 13. Subsequent Events

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Q1 2020 Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks discussed under “Risk Factors” in Part II, Item 1A of this filing. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Q1 2020 Quarterly Report and included in our 2019 Comprehensive 10-K, which includes our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018.

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

We commenced operations in 1993 and have been profitable every year since inception. Although our net sales for the three months ended September 30, 2019 declined from our net sales for the corresponding period in the prior year, we seek to increase our sales and profits every quarter. We believe that to do so, we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of Intel Corporation, Advanced Micro Devices, Inc., Nvidia Corporation, Samsung Electronics Company Limited, Micron Technology, Inc. and others carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

For the three months ended September 30, 2019, our industry continued to experience a softening of customer demand. While we saw a lower volume of products purchased by our customers, we saw a more profitable mix of products sold. In addition, the prices we charged our customers and the prices that our suppliers charged us for key components both declined. The prices we charged our customers on average declined at a slower rate than the drop-in prices we paid for the components we purchased. Therefore, despite the decline in net sales, our gross margin increased. As a result, net income and earnings per share increased as compared to the comparable period in the prior fiscal year.

Financial Highlights

The following is a summary of our financial highlights of the first quarter of fiscal year 2020:

•
Net sales decreased by 17.6% as compared to the three months ended September 30, 2018. The decrease was mainly due to a decline in the volume of server and storage sales, decline in average selling prices per compute node and decline in sales in Asia and Europe.

•
Gross margin increased to 16.4% in the three months ended September 30, 2019 from 12.7% for the three months ended September 30, 2018, primarily due to a favorable geographic, customer and product mix and lower costs for key components.

•
Operating expenses increased by 3.5% as compared to the three months ended September 30, 2018, and were equal to 12.3% and 9.8% of net sales in the three months ended September 30, 2019 and 2018, respectively.

•	Effective tax rate increased from 21.0% in the three months ended September 30, 2018 to 25.3% in the three months ended September 30, 2019.

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

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During the first quarter of fiscal year 2020 and during fiscal year 2019, we continued to expand manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 9.7% and 9.2% of our cost of sales for the three months ended September 30, 2019 and 2018, respectively. For further details on our dealings with related parties, see Part I, Item 1, Note 9, “Related Party Transactions.”

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

Except for the changes to our accounting policy as a result of the adoption of the new lease accounting guidance on July 1, 2019, there have been no material change to our critical accounting policies and estimates as compared to those disclosed in our 2019 Comprehensive 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Organization and Summary of Significant Accounting Policies" in our notes to the condensed consolidated financial statements in this Q1 2020 Quarterly Report.

Results of Operations

Net Sales

The following table presents net sales by product type for the three months ended September 30, 2019 and 2018 (dollars in millions):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Server and storage systems	$636.0	$808.0	$(172.0)	(21.3)%
Percentage of total net sales	79.5%	83.2%
Subsystems and accessories	$163.8	$163.1	$0.7	0.4%
Percentage of total net sales	20.5%	16.8%
Total net sales	$799.8	$971.1	$(171.3)	(17.6)%

The period-over-period decrease in net sales of our server and storage systems was primarily due to a decrease in average selling price per compute node by approximately 14% and due to a decrease of approximately 11% in the number of units of compute nodes shipped due to the continued softening of customer demand. The decline in average selling prices was primarily due to substantially lower costs for key components, specifically for memory and storage.

The following table presents the percentages of net sales from products sold through our indirect sales channel and to our direct customers and OEMs customers for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change
	2019	2018	%
Indirect sales channel	50.2%	34.4%	15.8%
Direct customers and OEMs	49.8%	65.6%	(15.8)%
Total net sales	100.0%	100.0%

The period-over-period increase in net sales through our indirect sales channel as a percentage of total net sales was primarily due to a decrease in sales to direct customers and OEMs. The period-over-period decrease in net sales to our direct customers and OEMs as a percentage of total net sales was primarily due lower sales to larger internet data center and cloud and enterprise customers, as well as lower average selling prices per compute node.

The following table presents percentages of net sales by geographic region for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change
	2019	2018	%
United States	58.6%	58.5%	0.1%
Europe	16.0%	16.7%	(0.7)%
Asia	20.2%	21.3%	(1.1)%
Others	5.2%	3.5%	1.7%
Total net sales	100.0%	100.0%

Net sales in the United States as a percentage of total net sales were primarily flat and continued to be weighted toward sales of our server and storage systems to our direct customers and OEMs. The period-over-period decrease in net sales in Asia as a percentage of total net sales was due primarily to decreased sales in China, Japan, and Korea, partially offset by increased sales in Taiwan. The decreased percentage of net sales in Europe was primarily due to lower sales in the United Kingdom, Germany, and the Netherlands, partially offset by increased sales in Russia. The period-over-period increase in net sales in other countries as a percentage of total net sales was due to stronger sales in South America, primarily Brazil and Mexico.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three months ended September 30, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Cost of sales	$668.9	$847.9	$(179.0)	(21.1)%
Gross profit	$130.9	$123.2	$7.7	6.3%
Gross margin	16.4%	12.7%		3.7%

The period-over-period decrease in cost of sales was primarily attributable to a decrease of $181.9 million in product costs related to the decrease in net sales volume. In addition, product costs for key components, specifically for memory and storage, declined substantially period-over-period as shortages in supply chain for key components, which adversely affected the prices we paid in the previous fiscal year, shifted to over-supply in the second half of fiscal year 2019 and in the three months ended September 30, 2019.

The period-over-period increase in the gross margin percentage was primarily due to lower costs for key components. The prices we charged our customers on average declined at a slower rate than the drop-in prices we paid for the components we purchased. Therefore, despite the decline in net sales, our gross margin increased. In addition, in the three months ended September 30, 2019, as compared with three months ended September 30, 2018, we had a lower percentage of net sales in Asia where pricing is typically more competitive, which had a positive impact on our gross margin percentage.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Research and development	$49.6	$43.0	$6.6	15.3%
Percentage of total net sales	6.2%	4.4%
Sales and marketing	$20.2	$18.3	$1.9	10.4%
Percentage of total net sales	2.5%	1.9%
General and administrative	$28.3	$33.4	$(5.1)	(15.3)%
Percentage of total net sales	3.6%	3.5%
Total operating expenses	$98.1	$94.7	$3.4	3.6%
Percentage of total net sales	12.3%	9.8%

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to an increase of $1.6 million in product development costs and an increase of $4.3 million in personnel expenses as a result of an increase in the number of personnel.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to an increase of $1.1 million in expenses related to advertising and promotion activities.

General and administrative expenses. The period-over-period decrease in general and administrative expenses includes a decrease of $7.1 million in professional fees that were primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, offset by an increase of $1.3 million in personnel expenses as a result of an increase in the number of personnel.

Interest and Other Income (Expense), Net

Other income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other income (expense), net for the three months ended September 30, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Other income, net	$1.6	$0.2	$1.4	700.0%
Interest expense	(0.6)	(2.4)	1.8	(75.0)%
Interest and other income (expense), net	$1.0	$(2.2)	$3.2	(145.5)%

The period-over-period change in interest and other income (expense), net was due to a decrease of $1.8 million in interest expense primarily as a result of lower amount of outstanding debt during the three months ended September 30, 2019 as compared to three months ended September 30, 2018, which was due to repayments of our borrowings, and an increase of $1.4 million in other income, net attributable to an increase in interest income on our interest bearing deposits and foreign exchange gain due to favorable foreign currency fluctuations.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three months ended September 30, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Income tax provision	$8.6	$5.5	$3.1	56.4%
Percentage of total net sales	1.1%	0.6%
Effective tax rate	25.3%	21.0%

The period-over-period increase in income tax provision and effective tax rate was primarily due to an increase in unrecognized tax benefits for the three months ended September 30, 2019.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as working capital. Our cash and cash equivalents were $239.3 million and $248.2 million as of September 30, 2019 and June 30, 2019, respectively. Our cash in foreign locations was $91.4 million and $124.6 million as of September 30, 2019 and June 30, 2019, respectively.
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

Our key cash flow metrics were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2019	2018
Net cash provided by operating activities	$5.6	$37.7	$(32.1)
Net cash used in investing activities	$(13.3)	$(3.2)	$(10.1)
Net cash used in financing activities	$(1.7)	$(37.7)	$36.0
Net decrease in cash, cash equivalents and restricted cash	$(9.5)	$(3.2)	$(6.3)

Operating Activities

Net cash provided by operating activities decreased by $32.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was due primarily to increased net working capital of $12.5 million primarily as a result of higher cash payments for inventory purchases to meet expected customer demand, prepayments for income taxes, and reduced payments for accounts payable, and a reduction in cash receipts of $25.7 million as a result of lower deferred revenue, offset by an increase in net income in the current period of $7.0 million.

Investing Activities

Net cash used in investing activities was $13.3 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively, as we continued to invest in expanding our capacity and office space, including the expansion of our Green Computing Park in San Jose.

Financing Activities

Net cash used in financing activities decreased by $36.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to decreased debt repayments of $35.4 million.

Other Factors Affecting Liquidity and Capital Resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, we entered into a revolving line of credit with Bank of America (the "2018 Bank of America Credit Facility"), which replaced the then existing credit facility with Bank of America (the "2016 Bank of America Credit Facility"). The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders, including a $5.0 million letter of credit sublimit, which was extended to $15.0 million in October 2019. The 2018 Bank of America Credit Facility was originally set to expire after 364 days and has been extended to June 30, 2020 through subsequent amendments. Prior to its maturity, at our option and if certain conditions are satisfied, including being current on all of our delinquent quarterly and annual filings with the SEC, the 2018 Bank of America Credit Facility may convert into a five-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to both Super Micro Computer and Super Micro Computer B.V. Under the terms of the 2018 Bank of America Credit Facility, we are required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of our deposit accounts. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier as determined by the lenders. Voluntary prepayments are permitted without early repayment fees or penalties. The terms of the arrangement require any amounts in the deposit accounts to be applied against our line of credit the next business day. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets. If converted to a five-year revolving credit facility, Super Micro Computer’s assets, and at our option, Super Micro Computer B.V.'s assets will be used as collateral for the 2018 Bank of America Credit Facility. Under the terms of the 2018 Bank of America Credit Facility, we are not permitted to either repurchase our shares or pay any dividends.

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

As of September 30, 2019, we had no outstanding borrowings under the 2018 Bank of America Credit Facility. As of June 30, 2019, the total outstanding borrowings under the 2018 Bank of America Credit facility were $1.1 million. The interest rates under the 2018 Bank of America Credit Facility as of September 30, 2019 and June 30, 2019 was 4.13% per annum and 4.50% per annum, respectively. As of September 30, 2019, a $3.2 million letter of credit was outstanding under the 2018 Bank of America Credit Facility. The balance of debt issuance costs outstanding were immaterial as of September 30, 2019 and June 30, 2019. As of September 30, 2019, our available borrowing capacity under the 2018 Bank of America Credit Facility was $246.8 million, subject to the borrowing base limitation and compliance with other applicable terms.

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

In June 2019, we entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD $700.0 million ($22.5 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month guarantee of up to NTD $100.0 million ($3.2 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, (ii) a 180-day NTD $1,500.0 million ( $48.2 million U.S. dollar equivalent) term loan facility up to 100% of eligible accounts receivable in an aggregate amount with an interest rate equal to the lender's established NTD interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly, and (ⅲ) a 12-month revolving line of credit of up to 100% of eligible accounts receivable in an aggregate amount of up to $50.0 million with an interest rate equal to the lender's established USD interest rate plus an interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly (collectively, the “2019 CTBC Credit Facility”). The total borrowings allowed under the 2019 CTBC Credit Facility was capped at $50.0 million. The 2019 CTBC Credit Facility is to mature on June 30, 2020.

The total outstanding borrowings under the 2019 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $22.5 million at September 30, 2019 and June 30, 2019. The interest rate for these loans were 0.88% per annum as of September 30, 2019 and 0.93% per annum as of June 30, 2019. At September 30, 2019, the amount available for future borrowing under the 2019 CTBC Credit Facility was $27.5 million. As of September 30, 2019, the net book value of land and building located in Bade, Taiwan collateralizing the 2019 CTBC Credit Facility term loan was $25.7 million.

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

On September 7, 2018, Bank of America issued an extension letter to us in connection with the 2018 Bank of America Credit Facility, which extended the delivery date of our audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to January 31, 2019. On January 31, 2019, we entered into an amendment of the loan and security agreement with respect to the 2018 Bank of America Credit Facility to, among other matters, (a) extend the delivery date of our audited consolidated financial statements, compliance certificates and other material reports for the fiscal year ended June 30, 2018 to June 30, 2019, and (b) require the delivery, by no later than March 31, 2019 of our audited consolidated financial statements for the fiscal year ended June 30, 2019. In April 2019, we paid a fee to extend the delivery to June 30, 2019 of our audited consolidated financial statements for the fiscal year ended June 30, 2017. In connection with the second amendment of the 2018 Bank of America Credit Facility to extend the maturity of the 2018 Bank of America Credit Facility, we were required to deliver our audited consolidated financial statements for the fiscal year ended June 30, 2018 by December 31, 2019, and deliver our audited consolidated financial statements for the fiscal year ended June 30, 2019 by March 31, 2020. If we elect to deliver the audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018 together in a combined filing with the SEC, we are required to deliver our audited financial statements by March 31, 2020.

On December 19, 2019 we filed with the SEC our comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2019, with expanded financial and other disclosures in lieu of filing a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in lieu of filing Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2018. On December 19, 2019, we also filed with the SEC our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2018, December 31, 2018 and March 31, 2019. As such we have complied with the requirements of the second amendment of the 2018 Bank of America Credit Facility.

CTBC Bank

There are no financial covenants associated with the 2018 CTBC Credit Facility or the 2019 CTBC Credit Facility.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies,” in our notes to the condensed consolidated financial statements in this Q1 2020 Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2019, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.88% to 4.13% at September 30, 2019 and 0.93% to 4.50% at June 30, 2019. Based on the outstanding principal indebtedness of $22.5 million under our credit facilities as of September 30, 2019, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three months ended September 30, 2019 and 2018 was $0.5 million and $(0.2) million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2019 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of September 30, 2019 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Q1 2020 Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)) management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Part II, Item 9A, "Controls and Procedures," of our 2019 Comprehensive 10-K, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Part II, Item 9A, "Controls and Procedures," of our 2019 Comprehensive 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

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

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A “Risk Factors” of our 2019 Comprehensive 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2019 we granted a consultant restricted stock units covering a total of 7,350 shares of our common stock for services rendered. The restricted stock units were fully vested at the time of grant. The issuances did not involve a public offering of securities and we believe that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

SUPER MICRO COMPUTER, INC.

Date:	December 20, 2019	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	December 20, 2019	/s/ KEVIN BAUER
Kevin Bauer Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)