Form 10-Q
period 2019-12-31
Super Micro Computer, Inc.
filed 2020-02-07
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
(408) 503-8000
(Registrant’s telephone number, including area code)
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SMCI	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2020 there were 51,260,228 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	December 31,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$309,038	$248,164
Accounts receivable, net of allowances of $8,825 and $8,906 at December 31, 2019 and June 30, 2019, respectively (including amounts receivable from related parties of $17,757 and $13,439 at December 31, 2019 and June 30, 2019, respectively)	360,172	393,624
Inventories	704,430	670,188
Prepaid expenses and other current assets (including receivables from related parties of $24,975 and $21,302 at December 31, 2019 and June 30, 2019, respectively)	147,055	109,795
Total current assets	1,520,695	1,421,771
Investment in equity investee	1,060	1,701
Property, plant and equipment, net	220,551	207,337
Deferred income taxes, net	42,015	41,126
Other assets	22,718	10,659
Total assets	$1,807,039	$1,682,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $75,916 and $59,809 at December 31, 2019 and June 30, 2019, respectively)	$392,537	$360,470
Accrued liabilities (including amounts due to related parties of $15,785 and $10,536 at December 31, 2019 and June 30, 2019, respectively)	137,365	114,678
Income taxes payable	3,529	13,021
Short-term debt	23,250	23,647
Deferred revenue	115,059	94,153
Total current liabilities	671,740	605,969
Deferred revenue, non-current	100,553	109,266
Other long-term liabilities (including related party balance of $3,430 and $3,000 at December 31, 2019 and June 30, 2019, respectively)	33,193	26,183
Total liabilities	805,486	741,418
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000
Issued shares: 51,923,260 and 51,289,413 at December 31, 2019 and June 30, 2019, respectively	360,060	349,683
Treasury stock (at cost), 1,333,125 shares at December 31, 2019 and June 30, 2019	(20,491)	(20,491)
Accumulated other comprehensive loss	(135)	(80)
Retained earnings	661,954	611,903
Total Super Micro Computer, Inc. stockholders’ equity	1,001,388	941,015
Noncontrolling interest	165	161
Total stockholders’ equity	1,001,553	941,176
Total liabilities and stockholders’ equity	$1,807,039	$1,682,594

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales (including related party sales of $21,784 and $16,794 in the three months ended December 31, 2019 and 2018, respectively, and $49,446 and $31,259 in the six months ended December 31, 2019 and 2018, respectively)	$870,943	$931,509	$1,670,747	$1,902,627
Cost of sales (including related party purchases of $75,333 and $74,553 in the three months ended December 31, 2019 and 2018, respectively, and $140,366 and $152,707 in the six months ended December 31, 2019 and 2018, respectively)	732,539	803,587	1,401,414	1,651,466
Gross profit	138,404	127,922	269,333	251,161
Operating expenses:
Research and development	55,572	45,924	105,144	88,918
Sales and marketing	21,977	19,677	42,171	37,969
General and administrative	33,040	36,580	61,338	70,040
Total operating expenses	110,589	102,181	208,653	196,927
Income from operations	27,815	25,741	60,680	54,234
Other (expense) income, net	(416)	624	1,173	793
Interest expense	(560)	(1,831)	(1,112)	(4,209)
Income before income tax provision	26,839	24,534	60,741	50,818
Income tax provision	(2,113)	(4,520)	(10,681)	(10,043)
Share of loss from equity investee, net of taxes	(1,020)	(1,794)	(9)	(3,213)
Net income	$23,706	$18,220	$50,051	$37,562
Net income per common share:
Basic	$0.47	$0.37	$1.00	$0.75
Diluted	$0.46	$0.36	$0.97	$0.73
Weighted-average shares used in calculation of net income per common share:
Basic	50,181	49,844	50,129	49,774
Diluted	52,009	50,810	51,758	51,508

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$23,706	$18,220	$50,051	$37,562
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	85	(6)	(55)	(237)
Total other comprehensive income (loss)	85	(6)	(55)	(237)
Total comprehensive income	$23,791	$18,214	$49,996	$37,325

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended December 31, 2019	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019	51,358,810	$354,157	(1,333,125)	$(20,491)	$(220)	$638,248	$162	$971,856
Exercise of stock options, net of taxes	283,987	3,933	—	—	—	—	—	3,933
Release of common stock shares upon vesting of restricted stock units	408,793	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(128,330)	(2,994)	—	—	—	—	—	(2,994)
Stock-based compensation	—	4,964	—	—	—	—	—	4,964
Foreign currency translation gain	—	—	—	—	85	—	—	85
Net income	—	—	—	—		23,706	3	23,709
Balance at December 31, 2019	51,923,260	$360,060	(1,333,125)	$(20,491)	$(135)	$661,954	$165	$1,001,553

Three Months Ended December 31, 2018	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	51,037,658	$336,365	(1,333,125)	$(20,491)	$(66)	$559,327	$157	$875,292
Release of common stock shares upon vesting of restricted stock units	139,555	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(41,151)	(542)	—	—	—	—	—	(542)
Stock-based compensation	—	5,247	—	—	—	—	—	5,247
Foreign currency translation loss	—	—	—	—	(6)	—	—	(6)
Net income	—	—	—	—	—	18,220	—	18,220
Balance at December 31, 2018	51,136,062	$341,070	(1,333,125)	$(20,491)	$(72)	$577,547	$157	$898,211

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Six Months Ended December 31, 2019	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	51,289,413	$349,683	(1,333,125)	$(20,491)	$(80)	$611,903	$161	$941,176
Exercise of stock options, net of taxes	283,987	3,933	—	—	—	—	—	3,933
Release of common stock shares upon vesting of restricted stock units	508,979	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(159,119)	(3,574)	—	—	—	—	—	(3,574)
Stock-based compensation	—	10,018	—	—	—	—	—	10,018
Foreign currency translation loss	—	—	—	—	(55)	—	—	(55)
Net income	—	—	—	—	—	50,051	4	50,055
Balance at December 31, 2019	51,923,260	$360,060	(1,333,125)	$(20,491)	$(135)	$661,954	$165	$1,001,553

Six Months Ended December 31, 2018	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	50,914,571	$331,550	(1,333,125)	$(20,491)	$165	$532,271	$157	$843,652
Cumulative effective adjustment from adoption of standards, net of taxes	—	—	—	—	—	7,714	—	7,714
Release of common stock shares upon vesting of restricted stock units	320,762	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(99,271)	(1,601)	—	—	—	—	—	(1,601)
Stock-based compensation	—	11,121	—	—	—	—	—	11,121
Foreign currency translation loss	—	—	—	—	(237)	—	—	(237)
Net income	—	—	—	—	—	37,562	—	37,562
Balance at December 31, 2018	51,136,062	$341,070	(1,333,125)	$(20,491)	$(72)	$577,547	$157	$898,211

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$50,051	$37,562
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	13,889	12,109
Stock-based compensation expense	10,018	11,121
Allowances for doubtful accounts	43	1,577
Provision for excess and obsolete inventories	14,218	14,143
Share of loss from equity investee	9	3,213
Foreign currency exchange (gain) loss	428	(112)
Deferred income taxes, net	(889)	(7,979)
Other	581	(125)
Changes in operating assets and liabilities:
Accounts receivable (including changes in related party balances of ($4,318) and ($10,037) during the six months ended December 31, 2019 and 2018, respectively)	33,444	54,568
Inventories	(48,460)	(20,861)
Prepaid expenses and other assets (including changes in related party balances of ($3,673) and ($8,514) during the six months ended December 31, 2019 and 2018, respectively)	(35,450)	(3,978)
Accounts payable (including changes in related party balances of $16,107 and $4,655 during the six months ended December 31, 2019 and 2018, respectively)	32,415	(70,109)
Income taxes payable	(9,492)	2,533
Deferred revenue	12,192	38,169
Accrued liabilities (including changes in related party balances of $5,249 and ($4,436) during the six months ended December 31, 2019 and 2018, respectively)	17,810	8,847
Other long-term liabilities (including changes in related party balances of $430 and $500 during the six months ended December 31, 2019 and 2018, respectively)	(3,654)	424
Net cash provided by operating activities	87,153	81,102
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $2,274 and $2,980 during the six months ended December 31, 2019 and 2018, respectively)	(24,089)	(9,306)
Proceeds from sale of investment in a privately-held company	750	—
Net cash used in investing activities	(23,339)	(9,306)
FINANCING ACTIVITIES:
Proceeds from debt	—	41,760
Repayment of debt	—	(67,700)
Net repayment on asset-backed revolving line of credit	(1,116)	(41,644)
Proceeds from exercise of stock options	2,704	—
Payment of withholding tax on vesting of restricted stock units	(3,574)	(1,601)
Payments of obligations under finance leases	(90)	(139)
Net cash used in financing activities	(2,076)	(69,324)
Effect of exchange rate fluctuations on cash	175	(101)
Net increase in cash, cash equivalents and restricted cash	61,913	2,371
Cash, cash equivalents and restricted cash at the beginning of the period	262,140	120,382
Cash, cash equivalents and restricted cash at the end of the period	$324,053	$122,753

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,261	$2,687
Cash paid for taxes, net of refunds	37,741	18,388

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,729 and $1,963 as of December 31, 2019 and 2018, respectively)	$9,222	$5,015
Contribution of certain technology rights to equity investee	—	3,000
Receivable from exercise of stock options	1,229	—

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2020.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Product Warranties

The Company offers product warranties ranging from 15 to 39 months against any defective products. These standard warranties are assurance type warranties, and the Company does not offer any services beyond the assurance that the product will continue working as specified. Therefore, these warranties are not considered separate performance obligations in the arrangement. Based on historical experience, the Company accrues for estimated repair and replacement of defective products at the time revenue is recognized. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are charged to cost of sales and included in accrued liabilities and other long-term liabilities. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions,

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

changes in the volume of claims compared with the Company's historical experience, and the changes in the cost of servicing warranty claims. The Company accounts for the effect of such changes in estimates prospectively.

Inventories

Inventories are stated at weighted average cost, subject to lower of cost or net realizable value. Net realizable value is the estimated selling price of the Company's products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of purchased parts and raw materials (principally electronic components), work in process (principally products being assembled) and finished goods. The Company evaluates inventory on a quarterly basis for lower of cost or net realizable value and excess and obsolescence and, as necessary, writes down the valuation of units based upon the Company's forecasted usage and sales, anticipated selling price, product obsolescence and other factors. Once inventory is written down, its new value is maintained until it is sold or scrapped.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Leases

Recognition of leases for periods after the Company’s adoption of the new leasing standard as of July 1, 2019

The Company has arrangements for certain of its office, warehouse spaces and other premises, and equipment. As of July 1, 2019, the Company determines at inception if an arrangement is or contains a lease. When the terms of a lease effectively transfer control of the underlying asset to the Company, it is classified as a finance lease. All other leases are classified as operating leases.

Operating Leases

For operating leases with lease terms of more than 12 months, operating lease right-of-use ("ROU") assets are included in other assets, and current and non-current lease liabilities are included in accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company elected to apply the short-term lease recognition exemption and does not recognize ROU asset and lease liabilities for leases with an initial term of 12 months or less and recognizes as expense the payments under such leases on a straight-line basis over the lease term. The Company's leases with an initial term of 12 months or less are immaterial.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments over the lease term. Operating lease ROU assets and liabilities are recognized at lease commencement based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate as the interest rate implicit in the lease arrangements is not readily determinable. The incremental borrowing rate is estimated to be the interest rate on a fully collateralized basis with similar terms and payments and in economic environments where the leased asset is located. Operating lease ROU assets also include initial direct costs incurred, prepaid lease payments, minus any lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term. The Company accounts for fixed payments for lease and non-lease components as a single lease component which increases the amount of ROU assets and liabilities. Non-lease components that are variable costs, such as common area maintenance, are expensed as incurred and not included in the ROU assets and liabilities.

Finance Leases

Assets under finance leases are included in property, plant and equipment, net and current, and non-current lease liabilities are included in accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. Finance lease interest expense is recognized based on an effective interest method and depreciation of assets is recorded on a straight-line basis over the shorter of the lease term and useful life of the asset. The Company's finance leases are immaterial.

Recognition of leases for periods prior to the Company’s adoption of the new leasing standard as of July 1, 2019
Prior to July 1, 2019, leases were evaluated and recorded as capital leases if one of the following was true at inception: (a) the present value of minimum lease payments met or exceeded 90% of the fair value of the asset, (b) the lease term was greater than or equal to 75% of the economic life of the asset, (c) the lease arrangement contained a bargain purchase option, or (d) title to the property transferred to the Company at the end of the lease. The Company recorded an asset and liability for capital leases at present value of the minimum lease payments based on the incremental borrowing rate. Assets were depreciated over the useful life in accordance with the Company’s depreciation policy while rental payments and interest on the liability was accounted for using the effective interest method.
Leases that were not classified as capital leases were accounted for as operating leases. Operating lease agreements that had tenant improvement allowances were evaluated for lease incentives. For leases that contained escalating rent payments, the Company recognized rent expense on a straight-line basis over the lease term, with any lease incentives amortized as a reduction of rent expense over the lease term.

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

The Company has concluded that Ablecom Technology, Inc. (“Ablecom”) and its affiliate, Compuware Technology, Inc. ("Compuware"), are VIEs in accordance with applicable accounting standards and guidance; however, the Company is not the primary beneficiary with respect to either Ablecom or Compuware as it does not have the power to direct the activities that are most significant to the entities and therefore, the Company does not consolidate these entities. In performing its analysis, the Company considered its explicit arrangements with Ablecom and Compuware, including the supplier arrangements. Also, as a result of the substantial related party relationships between the Company and these entities, the Company considered whether any implicit arrangements exist that would cause the Company to protect those related parties’ interests from suffering losses. The Company determined it has no material implicit arrangements with Ablecom, Compuware or their shareholders.

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed and operated manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the three and six months ended December 31, 2019 and 2018, the accounts of the Management Company have been consolidated with the accounts of Super Micro Computer, and a noncontrolling interest has been recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's condensed consolidated statements of operations.

Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the "Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party. As of December 31, 2019 and June 30, 2019, the Company's equity investment in the Corporate Venture was $1.1 million and $1.7 million, respectively, and was recorded under investment in equity investee on the Company's condensed consolidated balance sheet. The Company's share of losses of the Corporate Venture were $1.0 million and $1.8 million for the three months ended December 31, 2019 and 2018, respectively, and $0.0 million and $3.2 million for the six months ended December 31, 2019 and 2018, respectively, and were recorded as share of loss from equity investee, net of taxes in the Company’s condensed consolidated statements of operations.

The Company previously recorded a deferred gain related to the contribution of certain technology rights of $10.0 million. The amortization of the deferred gain is being recognized as a credit to research and development expenses in the Company's condensed consolidated statement of operations over a period of five years which represents the estimated period over which the remaining obligations will be fulfilled. As of December 31, 2019 and June 30, 2019, the Company had unamortized deferred gain balance of $2.0 million and $2.0 million, respectively, in accrued liabilities and $2.0 million and $3.0 million, respectively, in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. No impairment charge was recorded for the three and six months ended December 31, 2019 and 2018, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Additionally, the Company sold products worth $15.4 million and $12.1 million to the Corporate Venture in the three months ended December 31, 2019 and 2018, respectively, and $37.5 million and $21.5 million in the six months ended December 31, 2019 and 2018, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of December 31, 2019 and June 30, 2019 have been eliminated and have reduced the Company's investment in the Corporate Venture. The Company had $15.2 million and $13.1 million due from the Corporate Venture in accounts receivable, net as of December 31, 2019 and June 30, 2019, respectively, in its condensed consolidated balance sheets.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 28.5% and 23.4% of total purchases for the three months ended December 31, 2019 and 2018, respectively, and 28.6% and 21.5% for the six months ended December 31, 2019 and 2018, respectively. Ablecom and Compuware, related parties of the Company as noted in Note 9, "Related Party Transactions," accounted for 10.3% and 9.3% of total cost of sales for the three months ended December 31, 2019 and 2018, respectively, and 10.0% and 9.2% for the six months ended December 31, 2019 and 2018, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three and six months ended December 31, 2019 and 2018. No country other than the United States represented greater than 10% of the Company’s total net sales in the three and six months ended December 31, 2019 and 2018. No customer accounted for greater than 10% of the Company's accounts receivable, net as of December 31, 2019, whereas one customer accounted for 17.0% of accounts receivable, net as of June 30, 2019.

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

In August 2018, the FASB issued amended guidance, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statements, including the consideration of costs and benefits. The new standard is effective for the Company from July 1, 2020. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures.

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

In December 2019, the FASB issued amended guidance, Simplifying the Accounting for Income Taxes, to remove certain exceptions to the general principles from ASC 740 - Income Taxes, and to improve consistent application of U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company from July 1, 2021; early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

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

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Server and storage systems	$672,727	77.2%	$762,622	81.9%	$1,308,753	78.3%	$1,568,538	82.4%
Subsystems and accessories	198,216	22.8%	168,887	18.1%	361,994	21.7%	334,089	17.6%
Total	$870,943	100.0%	$931,509	100.0%	$1,670,747	100.0%	$1,902,627	100.0%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services.
Subsystems and accessories are comprised of serverboards, chassis and accessories.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2019 and 2018, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
United States	$527,404	$511,913	$996,245	$1,079,528
Europe	147,564	180,976	275,623	343,536
Asia	165,716	196,308	327,355	403,176
Others	30,259	42,312	71,524	76,387
	$870,943	$931,509	$1,670,747	$1,902,627

The following table presents the percentages of net sales from products sold through the Company's indirect sales channel and to its direct customers and OEMs for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2019	2018	%	2019	2018	%
Indirect sales channel	51.4%	40.8%	10.6%	50.7%	37.5%	13.2%
Direct customers and OEMs	48.6%	59.2%	(10.6)%	49.3%	62.5%	(13.2)%
Total net sales	100.0%	100.0%		100.0%	100.0%

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Revenue recognized during the three and six months ended December 31, 2019, which was included in the opening deferred revenue balance as of June 30, 2019, was $23.2 million and $48.7 million, respectively.

Deferred revenue decreased during the six months ended December 31, 2019 because the recognition of revenue from contracts entered into in prior periods exceeded the amounts for service contracts invoiced during the period.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the optional exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site integration services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of December 31, 2019 was approximately $215.6 million. The Company expects to recognize approximately 53% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.        Stock-based Compensation

Equity Incentive Plan

In January 2016, the Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan") and reserved for issuance 4,700,000 shares of common stock for awards of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards. The 2016 Plan was approved by the stockholders of the Company and became effective on March 8, 2016. As of the date the 2016 Plan became effective, 8,696,444 shares of common stock were reserved for outstanding awards under the Company's 2006 Equity Incentive Plan (the "2006 Plan"). Such awards remained outstanding under the 2006 Plan following the adoption of the 2016 Plan, although no further awards have been or will be granted under the 2006 Plan. Up to 2,800,000 shares subject to awards that remained outstanding under the 2006 Plan at the time the 2016 Plan became effective, if those awards were or are forfeited at any time after the 2016 Plan became effective, became available or will become available for use under the 2016 Plan. At the time the 2016 Plan became effective, all remaining ungranted shares under the 2006 Plan were canceled. Under the 2016 Plan, the exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company's outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter. Under the 2016 Plan, the Company granted PRSUs to its Chief Executive Officer, 50% of which vest based on the achievement of certain performance metrics at the end of the performance period while the remainder vest in equal amounts over the following ten quarters provided he continues to be employed by the Company. As of December 31, 2019, the Company had 463,411 authorized shares available for future issuance under the 2016 Plan.

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

The fair value of stock option grants for the three and six months ended December 31, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Risk-free interest rate	1.72%	2.97%	1.58% - 1.72%	2.87% - 2.97%
Expected term	6.27 years	6.05 years	6.27 years	6.05 years
Dividend yield	—%	—%	—%	—%
Volatility	49.74%	50.02%	49.74% - 50.04%	47.34% - 50.02%
Weighted-average fair value	$10.30	$6.62	$9.14	$8.77

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2019 and 2018 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Cost of sales	$384	$428	$779	$866
Research and development	3,126	3,212	6,256	6,708
Sales and marketing	423	436	859	941
General and administrative	1,031	1,171	2,124	2,606
Stock-based compensation expense before taxes	4,964	5,247	10,018	11,121
Income tax impact	(1,131)	(1,082)	(2,283)	(2,324)
Stock-based compensation expense, net	$3,833	$4,165	$7,735	$8,797

As of December 31, 2019, $6.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.53 years, $32.6 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.81 years and $0.1 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 1.0 year.

Stock Option Activity

The following table summarizes stock option activity during the six months ended December 31, 2019 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2019	7,374,635	$18.02
Granted	160,600	$18.44
Exercised	(288,985)	$14.04
Forfeited/Cancelled	(358,006)	$8.69
Balance as of December 31, 2019	6,888,244	$18.68	3.77
Options vested and exercisable at December 31, 2019	6,152,154	$18.46	3.19

RSU and PRSU Activity

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are typically service based share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

In August 2017, the Compensation Committee granted two PRSU awards to the Company's Chief Executive Officer, both of which have both performance and service conditions. The first award was a one-year PRSU and the second award was a two-year PRSU. The one-year PRSUs would be earned based on the Company’s performance as it relates to a revenue growth metric and a minimum non-GAAP operating margin metric during the fiscal year ended June 30, 2018 with eligibility up to 200% of the targeted number of units based on revenue growth if the minimum non-GAAP operating margin is achieved. If the performance metrics were met, 50% of the PRSUs would vest at June 30, 2018 while the remainder would vest in equal amounts over the following ten quarters if the Company's Chief Executive Officer continued to be employed during those ten quarters. In December 2019, the Compensation Committee of the Company's Board of Directors determined that the Company achieved the revenue and non-GAAP operating margin metrics for the fiscal year ended June 30, 2018 at a level that entitled the Chief Executive Officer to 200% of the originally targeted number of shares subject to the one-year PRSU. 50% of the PRSUs so earned were vested as of June 30, 2018, and an additional 30% of the PRSUs vested during the six quarters ended December 31, 2019, in accordance with the terms of the grant.

The two-year PRSUs would be earned based on the Company’s performance for the average non-GAAP operating margin metric for the two fiscal years ended June 30, 2019 with eligibility up to 100% of the targeted number of units. If the performance metrics would have been met, 50% of the PRSUs would have vested at June 30, 2019 while the remainder would have been vested in equal amounts over the following ten quarters if the Chief Executive Officer continued to be employed during those ten quarters. In December 2019, the Compensation Committee of the Company's Board of Directors has

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

determined that the Company did not achieve the required performance metrics for these two-year PRSUs to be earned and none of the two-year PRSUs vested.

The following table summarizes RSUs and PRSUs activity during the six months ended December 31, 2019 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding		Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2019	1,873,102	$20.25	120,000	(1)	$27.10
Granted	571,200	$18.91	—
Released (2)	(508,979)	$20.96	—
Forfeited	(86,559)	$18.49	—
Balance as of December 31, 2019	1,848,764	$19.72	120,000		$27.10

__________________________

(1)	Reflects the number of PRSUs that have been earned based on the achievement of performance metrics.

(2)	The number of shares released excludes 96,000 PRSUs that were vested but not released as of December 31, 2019, of which 6,000 PRSUs vested during the three months ended December 31, 2019.

Note 4.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and six months ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income	$23,706	$18,220	$50,051	$37,562

Denominator:
Weighted-average shares outstanding	50,181	49,844	50,129	49,774
Effect of dilutive securities	1,828	966	1,629	1,734
Weighted-average diluted shares	52,009	50,810	51,758	51,508

Basic net income per common share	$0.47	$0.37	$1.00	$0.75
Diluted net income per common share	$0.46	$0.36	$0.97	$0.73

For the three and six months ended December 31, 2019 and 2018, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 2,501,684 and 3,171,619 for three and six months ended December 31, 2019, respectively, and 5,785,490 and 4,385,154 for the three and six months ended December 31, 2018, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	December 31, 2019	June 30, 2019
Finished goods	$502,062	$492,387
Work in process	64,113	43,598
Purchased parts and raw materials	138,255	134,203
Total inventories	$704,430	$670,188

The Company recorded a provision for excess and obsolete inventory to cost of sales totaling $6.8 million and $16.9 million in the three and six months ended December 31, 2019, respectively, and $4.6 million and $12.6 million in the three and six months ended December 31, 2018, respectively. These amounts exclude a (recovery) provision for adjusting the cost of certain inventories to net realizable value of $(0.9) million and $(2.7) million for the three and six months ended December 31, 2019, respectively, and $1.5 million for the six months ended December 31, 2018. The provision for adjusting the cost of certain inventories to net realizable value for the three months ended December 31, 2018 was not material.

Prepaid Expenses and Other Current Assets:

	December 31, 2019	June 30, 2019
Receivables from vendors (1)	$92,354	$83,050
Prepaid income tax	17,608	607
Restricted cash	12,682	11,673
Prepaid expenses	7,645	7,269
Deferred service costs	3,748	3,374
Others	13,018	3,822
Total prepaid expenses and other current assets	$147,055	$109,795
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $85.6 million and $82.0 million as of December 31, 2019 and June 30, 2019, respectively.

Cash, cash equivalents and restricted cash:

	December 31, 2019	June 30, 2019
Cash and cash equivalents	$309,038	$248,164
Restricted cash included in prepaid expenses and other current assets	12,682	11,673
Restricted cash included in other assets	2,333	2,303
Total cash, cash equivalents and restricted cash	$324,053	$262,140

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, Plant, and Equipment:

	December 31, 2019	June 30, 2019
Buildings	$86,930	$86,136
Machinery and equipment	83,419	79,946
Land	75,223	74,926
Buildings construction in progress (1)	29,653	14,189
Building and leasehold improvements	24,293	22,307
Furniture and fixtures	20,651	20,193
Software	19,066	18,415
	339,235	316,112
Accumulated depreciation and amortization	(118,684)	(108,775)
Property, plant and equipment, net	$220,551	$207,337
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California and new building construction in Taiwan.

Other Assets:

	December 31, 2019	June 30, 2019
Operating lease right-of-use asset	$12,568	$—
Deferred service costs, non-current	3,956	3,572
Restricted cash, non-current	2,333	2,303
Investment in auction rate security	1,571	1,571
Deposits	565	686
Non-marketable equity securities	128	878
Prepaid expense, non-current	1,597	1,649
Total other assets	$22,718	$10,659

Accrued Liabilities:

	December 31, 2019	June 30, 2019
Contract manufacturers liability	$36,866	$25,308
Accrued payroll and related expenses	29,143	25,552
Customer deposits	15,714	11,133
Accrued warranty costs	8,956	8,661
Accrued cooperative marketing expenses	6,174	5,830
Accrued professional fees	5,572	11,756
Operating lease liability	4,851	—
Others	30,089	26,438
Total accrued liabilities	$137,365	$114,678

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Long-term Liabilities:

	December 31, 2019	June 30, 2019
Accrued unrecognized tax benefits including related interest and penalties	$20,458	$20,102
Operating lease liability, non-current	8,169	—
Accrued warranty costs, non-current	2,486	2,373
Others	2,080	3,708
Total other long-term liabilities	$33,193	$26,183

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Balance, beginning of the period	$11,285	$10,245	$11,034	$9,884
Provision for warranty	9,401	5,463	17,106	11,653
Costs utilized	(9,115)	(5,179)	(16,777)	(11,737)
Change in estimated liability for pre-existing warranties	(129)	(95)	79	634
Balance, end of the period	11,442	10,434	11,442	10,434
Current portion	8,956	8,216	8,956	8,216
Non-current portion	$2,486	$2,218	$2,486	$2,218

Note 6.        Fair Value Disclosure

The financial assets of the Company measured at fair value on a recurring basis are included in cash equivalents and other assets. The Company classifies its cash equivalents and other assets, except for its investment in an auction rate security, within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of December 31, 2019 and June 30, 2019. The Company used discounted cash flows to estimate the fair value of the auction rate security as of December 31, 2019 and June 30, 2019. The material factors used in preparing the discounted cash flows are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s cash equivalents, certificates of deposit and investment in an auction rate security as of December 31, 2019 and June 30, 2019, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

December 31, 2019	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,161	$—	$—	$1,161
Certificates of deposit (2)	—	1,312	—	1,312
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,161	$1,312	$1,571	$4,044

June 30, 2019	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,162	$—	$—	$1,162
Certificates of deposit (2)	—	1,285	—	1,285
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,162	$1,285	$1,571	$4,018

__________________________
(1) $0.4 million and $0.4 million in money market funds are included in cash and cash equivalents and $0.8 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents and $1.1 million and $1.1 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019, respectively.

The above table excludes $308.4 million and $247.6 million of cash included in cash and cash equivalents, $12.7 million and $11.7 million of restricted cash included in prepaid expenses and other current assets, and $0.4 million and $0.4 million of restricted cash, non-current included in other assets in the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019, respectively. There were no transfers between Level 1, Level 2 or Level 3 securities in the three and six months ended December 31, 2019 and 2018.

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2019 and 2018.

The following is a summary of the Company’s investment in an auction rate security as of December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019 and June 30, 2019
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2019 and June 30, 2019, total debt of $23.3 million and $23.6 million, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Financial Assets Measured on a Non-recurring Basis

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. During the three and six months ended December 31, 2019 and 2018, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three and six months ended December 31, 2019 and 2018.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no transfers of financial assets measured on a non-recurring basis between Level 1, Level 2 or Level 3 securities during the three and six months ended December 31, 2019 and 2018.

Note 7.        Short-term Debt

Short-term debt obligations as of December 31, 2019 and June 30, 2019 consisted of the following (in thousands):

	December 31,	June 30,
	2019	2019
Bank of America line of credit	$—	$1,116
CTBC Bank term loan	23,250	22,531
Total short-term debt	$23,250	$23,647

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America (the "2018 Bank of America Credit Facility"), which replaced the then existing credit facility with Bank of America (the "2016 Bank of America Credit Facility"). The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders, including a $5.0 million letter of credit sublimit, which was extended to $15.0 million in October 2019. The 2018 Bank of America Credit Facility was originally set to expire after 364 days and was extended to June 30, 2020 through subsequent amendments. Prior to its maturity, at the Company's option and if certain conditions are satisfied, the 2018 Bank of America Credit Facility may convert into a five-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to both Super Micro Computer and Super Micro Computer B.V. Under the terms of the 2018 Bank of America Credit Facility, the Company is required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of the Company's deposit accounts. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier as determined by the lenders. Voluntary prepayments are permitted without early repayment fees or penalties. The terms of the arrangement require any amounts in the deposit accounts to be applied against the Company's line of credit the next business day. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets. If converted to the five-year revolving credit facility, Super Micro Computer’s assets, and at the Company's option, Super Micro Computer B.V.'s assets will be used as collateral for the 2018 Bank of America Credit Facility. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to either repurchase its common stock or pay any dividends.

In the fourth fiscal quarter of 2018, the Company paid $3.2 million in fees to the lenders and third parties in connection with the 2018 Bank of America Credit Facility. The replacement of the 2016 Bank of America Credit Facility by the 2018 Bank of America Credit Facility is accounted for as a modification of the then-existing credit facility to the extent the lenders before and after the modification were the same. Any unamortized fees relating to the 2016 Bank of America Credit Facility and the fees paid for the 2018 Bank of America Credit Facility are amortized over the term of the 2018 Bank of America Credit Facility as interest expense in the Company's consolidated statements of operation and any unamortized amounts are classified within prepaid and other current assets in the Company's consolidated balance sheets.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of December 31, 2019, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. As of June 30, 2019, the total outstanding borrowings under the 2018 Bank of America Credit facility were $1.1 million. The interest rates under the 2018 Bank of America Credit Facility as of December 31, 2019 and June 30, 2019 were 3.75% per annum and 4.50% per annum, respectively. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility. In October 2019, the letter of credit amount was increased from $3.2 million to $6.4 million. The balance of debt issuance costs outstanding were immaterial as of December 31, 2019 and June 30, 2019. As of December 31, 2019, the Company's available borrowing capacity under the 2018 Bank of America Credit Facility was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms.

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

The total outstanding borrowings under the 2019 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $23.3 million and $22.5 million at December 31, 2019 and June 30, 2019, respectively. The interest rate for these loans were 0.91% per annum as of December 31, 2019 and 0.93% per annum as of June 30, 2019. At December 31, 2019, the amount available for future borrowing under the 2019 CTBC Credit Facility was $26.7 million. As of December 31, 2019, the net book value of land and building located in Bade, Taiwan, collateralizing the 2019 CTBC Credit Facility term loan was $25.6 million.

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

On December 19, 2019, the Company filed with the SEC its comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2019, with expanded financial and other disclosures in lieu of filing a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in lieu of filing Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2018. On December 19, 2019, the Company also filed with the SEC its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2018, December 31, 2018 and March 31, 2019. As such, the Company complied with the requirements of the second amendment of the 2018 Bank of America Credit Facility.

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
Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and six months ended December 31, 2019 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease expense (including expense for lease agreements with related parties of $362 and $727 for the three and six months ended December 31, 2019, respectively)	$1,595	$3,304
Cash payments for operating leases (including payments to related parties of $380 and $737 for the three and six months ended December 31, 2019, respectively)	$1,570	$3,415
New operating lease assets obtained in exchange for operating lease liabilities	$437	$668

During the three and six months ended December 31, 2019, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Variable payments expensed in the three months and six months ended December 31, 2019 were $0.4 million and $0.7 million, respectively.
As of December 31, 2019, the weighted average remaining lease term for operating leases was 4.1 years and the weighted average discount rate was 3.9%. Future minimum lease payments under noncancelable operating lease arrangements as of December 31, 2019 were as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal Year:	Minimum lease payments
2020 (remainder)	$3,373
2021	3,890
2022	2,569
2023	1,186
2024	1,145
2025 and beyond	1,952
Total future lease payments	$14,115
Less: Imputed interest	(1,095)
Present value of operating lease liabilities	$13,020

As of December 31, 2019, commitments under short-term lease arrangements were $0.3 million. As of December 31, 2019, operating and financing leases that have not yet commenced were $0.3 million.

The Company has entered into lease agreements with related parties.  See Note 9, "Related Party Transactions," for discussion.

Note 9.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. As of December 31, 2019, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock as of December 31, 2019. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. None of the Company, Charles Liang or Sara Liu own any capital stock of Compuware.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 97.5% and 94.8% of the chassis included in the products sold by the Company during the three months ended December 31, 2019 and 2018, respectively; and approximately 95.4% and 95.3% of the chassis included in the products sold by the Company during the six months ended December 31, 2019 and 2018, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

components to Ablecom. The Company and Ablecom frequently review and negotiate the prices of the chassis the Company purchases from Ablecom. In addition to inventory purchases, the Company also incurs other costs associated with design services, tooling and other miscellaneous costs from Ablecom.

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $49.4 million and $31.0 million at December 31, 2019 and June 30, 2019, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $84.6 million and $70.6 million at December 31, 2019 and June 30, 2019, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three and six months ended December 31, 2019 and 2018, are as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Ablecom
Purchases (1)	$44,568	$36,282	$77,688	$80,918

Compuware
Net sales	$6,406	$4,640	$11,953	$9,782
Purchases (1)	33,438	40,277	66,754	77,489
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the three and six months ended December 31, 2019 and 2018.

The Company had the following balances related to transactions with Ablecom and Compuware as of December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019	June 30, 2019
Ablecom
Accounts receivable and other receivables	$10,747	$7,236
Accounts payable and accrued liabilities (1)	44,913	33,928
Other long-term liabilities (2)	1,105	—

Compuware
Accounts receivable and other receivables	$16,747	$14,396
Accounts payable and accrued liabilities (1)	44,788	34,417
Other long-term liabilities (2)	325	—

____________________________
(1) Includes current portion of operating lease liabilities.
(2) Represents non-current portion of operating lease liabilities.

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture, which is accounted for using the equity method. See Note 1, "Organization and Summary of Significant Accounting Policies" for a discussion of the investment and the transactions that took place during the three and six months ended December 31, 2019 and 2018.

Note 10.        Income Taxes

The Company recorded provisions for income taxes of $2.1 million and $10.7 million for the three and six months ended December 31, 2019, respectively, and $4.5 million and $10.0 million for the three and six months ended December 31, 2018, respectively. The effective tax rate was 7.9% and 17.6% for the three and six months ended December 31, 2019, respectively, and 18.4% and 19.8% for the three and six months ended December 31, 2018, respectively. The effective tax rate for the three and six months ended December 31, 2019 is lower than that for the three and six months ended December 31, 2018, due to the release of unrecognized tax benefits after the settlement on a Taiwan tax audit.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

               As of December 31, 2019, the Company had a liability for gross unrecognized tax benefits of $27.4 million, substantially all of which, if recognized, would affect the Company's effective tax rate. During the six months ended December 31, 2019, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2019, the Company had accrued $1.6 million of interest and penalties relating to unrecognized tax benefits.

Under the 2017 Tax Reform Act, starting on July 1, 2018, the Company is no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. As a result of the 2017 Tax Reform Act, the Company has determined that its foreign undistributed earnings are indefinitely reinvested except for undistributed earnings related to the Company's operations in the Netherlands. The Company may repatriate certain foreign earnings from the Netherlands that have been previously taxed in the U.S. The tax impact of such repatriation is estimated to be immaterial.

In October 2019, the Taiwan tax authority completed its audit in Taiwan for fiscal year 2018 and proposed a transfer pricing adjustment on the Company which resulted in additional tax liability of $1.6 million. The Company accepted the proposed adjustment in October 2019 and intends to pay the $1.6 million tax liability when it receives the tax assessment notice, which is expected to be issued in February 2020. The impact of this adjustment on the income statement has been offset by the recognition of previously unrecognized tax benefits for the three months ended December 31, 2019.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2016 through 2019. Various states statute of limitations remain open in general for tax years ended June 30, 2015 through 2019. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2013 through 2019. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months, except for the reductions arising from the lapse of the statute of limitations. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $3.2 million in the next 12 months, primarily due to the lapse of the statute of limitations and settlement with the Tax Authorities. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of December 31, 2019, these remaining noncancelable commitments were $579.2 million, including $134.0 million for related parties.

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

The following is a summary of property, plant and equipment, net (in thousands):

	December 31,	June 30,
Long-lived assets:	2019	2019
United States	$172,476	$162,835
Asia	44,470	41,915
Europe	3,605	2,587
	$220,551	$207,337

The Company’s revenue is presented on a disaggregated basis in Note 2, “Revenue,” by type of product, by geographical market, and by products sold through its indirect sales channel or to its direct customers and OEMs.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks discussed under “Risk Factors” in Part II, Item 1A of this filing. These factors may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report and included in our comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Comprehensive 10-K”), which includes our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018.

Nasdaq Relisting of Our Common Stock

On January 14, 2020, our common stock was relisted on the NASDAQ Global Select Market under the symbol “SMCI.”

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

We commenced operations in 1993 and have been profitable every year since inception. Although our net sales for the three months ended December 31, 2019 declined from our net sales for the corresponding period in the prior year, we seek to increase our sales and profits every quarter. We believe that to do so, we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the product introduction cycles of Intel Corporation, Advanced Micro Devices, Inc., Nvidia Corporation, Samsung Electronics Company Limited, Micron Technology, Inc. and others carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

For the three months ended December 31, 2019, our industry experienced a slightly increased demand as evidenced by some improvement in demand from hyperscale datacenter customers primarily associated with the public cloud, offset by continued soft enterprise datacenter customer demand. The industry continued to see declining component prices for memory and SSDs, which offset shipment volumes leading to lower revenues in comparison to the prior year.

As a result, we experienced higher volume of server and storage systems purchased by our datacenter customers as compared to last year for the same period, but lower component prices led us to adjust lower our average selling prices per compute node, resulting in lower server and storage systems revenue. Gross margins improved because the prices we charged our customers on an average declined at a slower rate than the reduction in prices we paid for the components we purchased. Therefore, despite the decline in net sales, our gross margin increased. As a result, net income and earnings per share increased as compared to the comparable period in the prior fiscal year.

Financial Highlights

The following is a summary of our financial highlights of the second quarter of fiscal year 2020:

•
Net sales decreased by 6.5% as compared to the three months ended December 31, 2018. The decrease was mainly due to a decline in average selling prices per compute node caused by lower component prices offset by an increase in the volume of server and storage systems sold.

•
Gross margin increased to 15.9% in the three months ended December 31, 2019 from 13.7% for the three months ended December 31, 2018, primarily due to a favorable geographic, customer and product mix and lower costs for key components.

•
Operating expenses increased by 8.2% as compared to the three months ended December 31, 2018, and were equal to 12.7% and 11.0% of net sales in the three months ended December 31, 2019 and 2018, respectively.

•	Effective tax rate decreased from 18.4% in the three months ended December 31, 2018 to 7.9% in the three months ended December 31, 2019.

Revenues and Expenses

Net sales. Net sales consist of sales of our server and storage solutions, including systems and related services and subsystems and accessories. The main factors that impact our net sales are the number of compute nodes sold, the average selling prices per node for our server and storage system sales and units shipped and the average selling price per unit for our subsystem and accessories. The prices for our server and storage systems range widely depending upon the configuration, including the number of compute nodes in a server system as well as the level of integration of key components such as SSDs, and memory, and the prices for our subsystems and accessories can also vary widely based on whether a customer is purchasing power supplies, server boards, chassis or other accessories. A compute node is an independent hardware configuration within a server system capable of having its own CPU, memory and storage and that is capable of running its own instance of a non-virtualized operating system. The number of compute nodes sold, which can vary by product, is an important metric we use to track our business. Measuring volume using compute nodes enables more consistent measurement across different server form factors and across different vendors. As with most electronics-based product life cycles, average selling prices typically are highest at the time of introduction of new products that utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products. Additionally, in order to remain competitive throughout all industry cycles, and due to price transparency of certain higher cost components, we must actively change our selling price per unit in response to changes in costs for key components such as memory and SSDs, and actively adjust our procurement practices in anticipation of near term fluctuations in market prices for key components.

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolescence provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include purchased parts, shipping costs, salary and benefits and overhead costs related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on the cost of materials and market conditions. As a result, our cost of sales as a percentage of net sales in any period can increase due to significant component price increases resulting from component shortages.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During the first quarter of fiscal year 2020 and during fiscal year 2019, we continued to expand manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of subsystems, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 10.3% and 9.3% of total cost of sales for the three months ended December 31, 2019 and 2018, respectively, and 10.0% and 9.2% for the six months ended December 31, 2019 and 2018, respectively. For further details on our dealings with related parties, see Part I, Item 1, Note 9, “Related Party Transactions.”

Research and development expenses. Research and development expenses consist of personnel expenses including: salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our research and development personnel, as well as other product development costs such as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering funding from certain suppliers and customers for joint development. Under these arrangements, we are reimbursed for certain research and development costs that we incur as part of the joint development efforts with our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

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

Except for the changes to our accounting policy as a result of the adoption of the new lease accounting guidance on July 1, 2019, there have been no material change to our critical accounting policies and estimates as compared to those disclosed in our 2019 Comprehensive 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Organization and Summary of Significant Accounting Policies" in our notes to the condensed consolidated financial statements in this Quarterly Report.

Results of Operations

Net Sales

The following table presents net sales by product type for the three and six months ended December 31, 2019 and 2018 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Server and storage systems	$672.7	$762.6	$(89.9)	(11.8)%	$1,308.7	$1,568.5	$(259.8)	(16.6)%
Percentage of total net sales	77.2%	81.9%			78.3%	82.4%
Subsystems and accessories	$198.2	$168.9	$29.3	17.3%	$362.0	$334.1	$27.9	8.4%
Percentage of total net sales	22.8%	18.1%			21.7%	17.6%
Total net sales	$870.9	$931.5	$(60.6)	(6.5)%	$1,670.7	$1,902.6	$(231.9)	(12.2)%

Comparison of Three Months Ended December 31, 2019 and 2018

The period-over-period decrease in net sales of our server and storage systems was primarily due to a decrease in average selling price per compute node by approximately 20%. The decline in average selling prices was primarily due to substantially lower costs for key components, specifically for memory and SSDs. The decrease in the average selling price was partially offset by an increase in the number of units of compute nodes shipped by approximately 10%, driven by a higher demand for our products from our datacenter customers.

The period-over-period increase in net sales of our subsystems and accessories is primarily due to an increase in the volume of subsystems and accessories sold by approximately 31% due to increased demand from our indirect sales channel.

Comparison of Six Months Ended December 31, 2019 and 2018

The period-over-period decrease in net sales of our server and storage systems was primarily due to a decrease in average selling price per compute node by approximately 17%. The decline in average selling prices was primarily due to substantially lower costs for key components.

The period-over-period increase in net sales of our subsystems and accessories is primarily due to an increase in the volume of subsystems and accessories sold by approximately 33%, partially offset by a decrease in the average selling prices per unit by approximately 16%.

The following table presents the percentages of net sales from products sold through our indirect sales channel and to our direct customers and OEMs customers for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2019	2018	%	2019	2018	%
Indirect sales channel	51.4%	40.8%	10.6%	50.7%	37.5%	13.2%
Direct customers and OEMs	48.6%	59.2%	(10.6)%	49.3%	62.5%	(13.2)%
Total net sales	100.0%	100.0%		100.0%	100.0%

Comparison of Three Months Ended December 31, 2019 and 2018

The period-over-period increase in net sales through our indirect sales channel as a percentage of total net sales was primarily due to increased demand from channel partners supporting large end users and the lower average selling prices for our server and storage systems, caused by lower component pricing. This resulted in the decline of direct customer and OEM net sales as a percentage of total net sales. While the number of units of compute nodes shipped to direct customers and OEMs increased by 10%, the period-over-period decrease in net sales to our direct customers and OEMs as a percentage of total net sales was lower primarily due to a 20% drop in average selling price.

Comparison of Six Months Ended December 31, 2019 and 2018

The period-over-period increase in net sales through our indirect sales channel as a percentage of total net sales was primarily due to increased demand from the channel and the lower average selling prices for our server and storage systems, caused by lower component pricing. This resulted in the decline of direct customer and OEM net sales as a percentage of total net sales. The period-over-period decrease in net sales to our direct customers and OEMs as a percentage of total net sales was primarily due to 17% lower average selling price per compute node.

The following table presents percentages of net sales by geographic region for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2019	2018	%	2019	2018	%
United States	60.6%	55.0%	5.6%	59.6%	56.7%	2.9%
Europe	16.9%	19.4%	(2.5)%	16.5%	18.1%	(1.6)%
Asia	19.0%	21.1%	(2.1)%	19.6%	21.2%	(1.6)%
Others	3.5%	4.5%	(1.0)%	4.3%	4.0%	0.3%
Total net sales	100.0%	100.0%		100.0%	100.0%

Comparison of Three Months Ended December 31, 2019 and 2018

The period-over-period increase in net sales in the United States as a percentage of total net sales for the three months ended December 31, 2019 and 2018 was primarily due to higher sales of our server and storage systems to our direct customers and OEMs and increased sales through our indirect sales channel. The period-over-period decrease in net sales in Asia as a percentage of total net sales was due primarily to decreased sales in China and Japan partially offset by increased sales in Taiwan and Korea. The decreased percentage of net sales in Europe was primarily due to lower sales in the United Kingdom and the Netherlands, partially offset by increased sales in Germany and Russia. The period-over-period decrease in net sales in other countries as a percentage of total net sales was due to lower sales in Brazil, South Africa and Israel.

Comparison of Six Months Ended December 31, 2019 and 2018

The period-over-period increase in net sales in the United States as a percentage of total net sales for the six months ended December 31, 2019 and 2018 was primarily due to higher sales through our indirect sales channel. The period-over-period decrease in net sales in Asia as a percentage of total net sales was due primarily to decreased sales in China, Japan and Korea, partially offset by increased sales in Taiwan. The decreased percentage of net sales in Europe was primarily due to lower sales in the Netherlands, United Kingdom and Germany, partially offset by increased sales in Russia. The period-over-period increase in net sales in other countries as a percentage of total net sales was due to increased sales in South America, primarily Mexico.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three and six months ended December 31, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Cost of sales	$732.5	$803.6	$(71.1)	(8.8)%	$1,401.4	$1,651.5	$(250.1)	(15.1)%
Gross profit	$138.4	$127.9	$10.5	8.2%	$269.3	$251.2	$18.1	7.2%
Gross margin	15.9%	13.7%		2.2%	16.1%	13.2%		2.9%

Comparison of Three Months Ended December 31, 2019 and 2018

The period-over-period decrease in cost of sales was primarily attributable to a decrease of $76.9 million in product costs related to the decrease in the cost of key components primarily associated with server and storage systems, offset by an increase of $1.4 million in personnel expenses a result of an increase in the number of personnel, an increase in overhead costs of $2.4 million attributable primarily to increased tariffs and an increase of $1.4 million in other manufacturing costs.

The period-over-period increase in the gross margin percentage was primarily due to lower costs for key components, as the prices we charged our customers on average declined at a slower rate than the reduction in prices we paid for the components we purchased. In addition, in the three months ended December 31, 2019, as compared with three months ended December 31, 2018, we had a lower percentage of net sales in Asia where pricing is typically lower because the market there is more competitive, which had a positive impact on our gross margin percentage.

Comparison of Six Months Ended December 31, 2019 and 2018

The period-over-period decrease in cost of sales was primarily attributable to a decrease of $258.1 million in product costs related to the decrease in the cost of key components primarily associated with server and storage systems, offset by an increase of $2.5 million in personnel expenses a result of an increase in the number of personnel, an increase in overhead costs of $10.0 million attributable primarily to increased tariffs and an increase of $1.0 million in manufacturing costs.

The period-over-period increase in the gross margin percentage was primarily due to lower costs for key components, as the prices we charged our customers on average declined at a slower rate than the reduction in prices we paid for the components we purchased. In addition, in the six months ended December 31, 2019 as compared with six months ended December 31, 2018 we had a lower percentage of net sales in Asia where pricing is typically lower because the market there is more competitive, which had a positive impact on our gross margin percentage.

Operating Expenses

Operating expenses for the three and six months ended December 31, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Research and development	$55.6	$45.9	$9.7	21.1%	$105.2	$88.9	$16.3	18.3%
Percentage of total net sales	6.4%	4.9%			6.3%	4.7%
Sales and marketing	$22.0	$19.7	$2.3	11.7%	$42.2	$38.0	$4.2	11.1%
Percentage of total net sales	2.5%	2.1%			2.5%	2.0%
General and administrative	$33.0	$36.6	$(3.6)	(9.8)%	$61.3	$70.0	$(8.7)	(12.4)%
Percentage of total net sales	3.8%	4.0%			3.7%	3.7%
Total operating expenses	$110.6	$102.2	$8.4	8.2%	$208.7	$196.9	$11.8	6.0%
Percentage of total net sales	12.7%	11.0%			12.5%	10.4%

Comparison of Three Months Ended December 31, 2019 and 2018

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to an increase of $6.4 million in personnel expenses as a result of an increase in the number of personnel, an increase of $1.5 million in other product development costs, a decrease of $0.6 million in reimbursements received for certain research and development costs that we incur as part of the joint product development and an increase of $1.1 million related primarily to facilities and other research and development expenses.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to an increase of $2.0 million in personnel expenses as a result of an increase in the number of personnel.

General and administrative expenses. The period-over-period decrease in general and administrative expenses includes a decrease of $5.5 million in professional fees that were primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, offset by an increase of $2.0 million in personnel expenses as a result of an increase in the number of personnel.

Comparison of Six Months Ended December 31, 2019 and 2018

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to an increase of $10.7 million in personnel expenses as a result of an increase in the number of personnel, an increase of $3.1 million in parts and materials expenses, and increase of $0.8 million in facilities expenses, a decrease of $0.6 million in reimbursements received for certain research and development costs that we incur as part of the joint product development and an increase of $0.8 million related primarily to other research and development expenses.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to an increase of $2.7 million in personnel expenses as a result of an increase in the number of personnel, an increase of $1.0 million related to participation in trade shows and an increase of $0.9 million in expenses related to advertising and promotion activities.

General and administrative expenses. The period-over-period decrease in general and administrative expenses includes a decrease of $12.6 million in professional fees that were primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, offset by an increase of $3.3 million in personnel expenses as a result of an increase in the number of personnel.

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other income (expense), net for the three and six months ended December 31, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Other income (expense), net	$(0.4)	$0.6	$(1.0)	(166.7)%	$1.2	$0.8	$0.4	50.0%
Interest expense	(0.6)	(1.8)	1.2	(66.7)%	(1.1)	(4.2)	3.1	(73.8)%
Interest and other income (expense), net	$(1.0)	$(1.2)	$0.2	(16.7)%	$0.1	$(3.4)	$3.5	(102.9)%

Comparison of Three Months Ended December 31, 2019 and 2018

The period-over-period change in interest and other income (expense), net was due to a decrease of $1.2 million in interest expense primarily as a result of lower average outstanding debt during the three months ended December 31, 2019 as compared to three months ended December 31, 2018, which was due to repayments of our borrowings. This was offset by a change of $1.0 million in other income (expense), net attributable to an increase of $0.6 million in interest income on our interest bearing deposits offset by change of $(1.6) million related to foreign exchange losses due to unfavorable foreign currency fluctuations.

Comparison of Six Months Ended December 31, 2019 and 2018

The period-over-period change in interest and other income (expense), net was due to a decrease of $3.1 million in interest expense primarily as a result of lower average outstanding debt during the six months ended December 31, 2019 as compared to six months ended December 31, 2018, which was due to repayments of our borrowings. This was offset by a change of $0.4 million in other income (expense), net attributable to an increase of $1.3 million in interest income on our interest bearing deposits offset by change of $(0.9) million related to foreign exchange losses due to unfavorable foreign currency fluctuations.

Provision for Income Taxes

Provision for income taxes and effective tax rates for the three and six months ended December 31, 2019 and 2018 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Income tax provision	$2.1	$4.5	$(2.4)	(53.3)%	$10.7	$10.0	$0.7	7.0%
Percentage of total net sales	0.2%	0.5%			0.6%	0.5%
Effective tax rate	7.9%	18.4%			17.6%	19.8%

Comparison of Three Months Ended December 31, 2019 and 2018

The period-over-period decrease in income tax provision and effective tax rate was primarily due to a release of unrecognized tax benefits following the settlement of a Taiwan tax audit for the three months ended December 31, 2019.

Comparison of Six Months Ended December 31, 2019 and 2018

The period-over-period decrease in effective tax rate was primarily due to a release of unrecognized tax benefits following the settlement of a Taiwan tax audit for the six months ended December 31, 2019.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as working capital. Our cash and cash equivalents were $309.0 million and $248.2 million as of December 31, 2019 and June 30, 2019, respectively. Our cash in foreign locations was $93.5 million and $124.6 million as of December 31, 2019 and June 30, 2019, respectively.
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
We believe that our current cash, cash equivalents, credit lines and internally generated cash flows will be generally sufficient to support our operating businesses, remediation efforts, maturing debt and interest payments for the twelve months following the issuance of these condensed consolidated financial statements. Expected uses of our cash over the short term include our continued development of resource saving products, manufacturing expansion in the United States and Taiwan and ongoing remediation of our material weaknesses in internal controls over financial reporting. Additionally, we expect to incur additional charges of $35.0 million to $40.0 million, which will be one-time in nature, in the third or fourth fiscal quarter of 2020. These one-time charges, which will likely be settled in cash, will address residual clean-up matters from our extended black-out period.

Our key cash flow metrics were as follows (dollars in millions):

	Six Months Ended December 31,		Change
	2019	2018
Net cash provided by operating activities	$87.2	$81.1	$6.1
Net cash used in investing activities	$(23.3)	$(9.3)	$(14.0)
Net cash used in financing activities	$(2.1)	$(69.3)	$67.2
Net decrease in cash, cash equivalents and restricted cash	$61.9	$2.4	$59.5

Operating Activities

Net cash provided by operating activities increased by $6.1 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018. The increase was due primarily to an increase in net income in the current period of $12.5 million and a reduction of non-cash charges from the change in deferred taxes, net of $7.1 million, from lower period-over-period changes in reserves and accruals, offset by increased net working capital of $10.8 million resulting from a decrease in the cash collected from our customers, an increase in prepayments to tax authorities, a decrease in payments for professional fees, and a decrease in the share of loss from our equity investee of $3.2 million.

Investing Activities

Net cash used in investing activities was $23.3 million and $9.3 million for the six months ended December 31, 2019 and 2018, respectively, as we continued to invest in expanding our capacity and office space, including the expansion of our Green Computing Park in San Jose. During the six months ended December 31, 2019, we received $0.8 million from the sale of our investment in a privately held company.

Financing Activities

Net cash used in financing activities decreased by $67.2 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 primarily due to decreased debt repayments of $66.5 million.

Other Factors Affecting Liquidity and Capital Resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, we entered into a revolving line of credit with Bank of America (the "2018 Bank of America Credit Facility"), which replaced the then existing credit facility with Bank of America (the "2016 Bank of America Credit Facility"). The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders, including a $5.0 million letter of credit sublimit, which was extended to $15.0 million in October 2019. The 2018 Bank of America Credit Facility was originally set to expire after 364 days and was extended to June 30, 2020 through subsequent amendments. Prior to its maturity, at our option and if certain conditions are satisfied, the 2018 Bank of America Credit Facility may convert into a five-year revolving credit facility. If and upon such conversion, the lenders for the 2018 Bank of America Credit Facility shall extend, in aggregate, a principal amount of up to $400.0 million. Prior to the 2018 Bank of America Credit Facility’s conversion to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus 2.75% per annum. Upon the 2018 Bank of America Credit Facility converting to the five-year revolving credit facility, interest shall accrue at the LIBOR rate plus an amount between 1.50% and 2.00% for loans to both Super Micro Computer and Super Micro Computer B.V. Under the terms of the 2018 Bank of America Credit Facility, we are required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of our deposit accounts. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility, unless payment is required earlier as determined by the lenders. Voluntary prepayments are permitted without early repayment fees or penalties. The terms of the arrangement require any amounts in the deposit accounts to be applied against our line of credit the next business day. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets. If converted to the five-year revolving credit facility, Super Micro Computer’s assets, and at our option, Super Micro Computer B.V.'s assets will be used as collateral for the 2018 Bank of America Credit Facility. Under the terms of the 2018 Bank of America Credit Facility, we are not permitted to either repurchase our shares or pay any dividends.

In the fourth fiscal quarter of 2018, we paid $3.2 million in fees to the lenders and third parties in connection with the 2018 Bank of America Credit Facility. The replacement of the 2016 Bank of America Credit Facility by the 2018 Bank of America Credit Facility is accounted for as a modification of the then-existing credit facility to the extent the lenders before and after the modification were the same. Any unamortized fees relating to the 2016 Bank of America Credit Facility and the fees paid for the 2018 Bank of America Credit Facility are amortized over the term of the 2018 Bank of America Credit Facility as interest expense in our consolidated statements of operation and any unamortized amounts are classified within prepaid and other current assets in our consolidated balance sheets.

On January 31, 2019, we paid a fee and entered into an amendment of the 2018 Bank of America Credit Facility that resulted in the extension of the maturity date from April 19, 2019 to June 30, 2019. On June 27, 2019, we entered into a second amendment of the 2018 Bank of America Credit Facility that extended the maturity date from June 30, 2019 to June 30, 2020.

As of December 31, 2019, we had no outstanding borrowings under the 2018 Bank of America Credit Facility. As of June 30, 2019, the total outstanding borrowings under the 2018 Bank of America Credit facility were $1.1 million. The interest rates under the 2018 Bank of America Credit Facility as of December 31, 2019 and June 30, 2019 were 3.75% per annum and 4.50% per annum, respectively. As of December 31, 2019, a $6.4 million letter of credit was outstanding under the 2018 Bank of America Credit Facility. The balance of debt issuance costs outstanding were immaterial as of December 31, 2019 and June 30, 2019. As of December 31, 2019, our available borrowing capacity under the 2018 Bank of America Credit Facility was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms.

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

The total outstanding borrowings under the 2019 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $23.3 million and $22.5 million at December 31, 2019 and June 30, 2019, respectively. The interest rate for these loans were 0.91% per annum as of December 31, 2019 and 0.93% per annum as of June 30, 2019. At December 31, 2019, the amount available for future borrowing under the 2019 CTBC Credit Facility was $26.7 million. As of December 31, 2019, the net book value of land and building located in Bade, Taiwan collateralizing the 2019 CTBC Credit Facility term loan was $25.6 million.

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

On December 19, 2019, we filed with the SEC our comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2019, with expanded financial and other disclosures in lieu of filing a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in lieu of filing Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2018. On December 19, 2019, we also filed with the SEC our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2018, December 31, 2018 and March 31, 2019. As such, we complied with the requirements of the second amendment of the 2018 Bank of America Credit Facility.

CTBC Bank

There are no financial covenants associated with the 2018 CTBC Credit Facility or the 2019 CTBC Credit Facility.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies,” in our notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2019, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.91% to 3.75% at December 31, 2019 and 0.93% to 4.50% at June 30, 2019. Based on the outstanding principal indebtedness of $23.3 million under our credit facilities as of December 31, 2019, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange (loss) gain for the three and six months ended December 31, 2019 was $(1.3) million and $(0.8) million, respectively, and for the three and six months ended December 31, 2018 was $0.4 million and $0.2 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2019 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of December 31, 2019 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Part II, Item 9A, "Controls and Procedures," of our 2019 Comprehensive 10-K, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Part II, Item 9A, "Controls and Procedures," of our 2019 Comprehensive 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

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

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A “Risk Factors” of our 2019 Comprehensive 10-K. In addition to the risk factors disclosed therein, we identified an additional risk factor, as described below.

We have significant international sales and operations and face risks related to health epidemics, including the recent coronavirus outbreak, that could adversely impact the operations of our company, our manufacturers or our customers, as well as our sales and financial results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, China. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities, or the facilities of our manufacturers or customers. Any disruption of our manufacturers or customers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products and likely impact our operating results.

We have operations in China, including with respect to the manufacturing and sale of our products. In an effort to halt the outbreak of the coronavirus, the Chinese government has placed significant restrictions on travel within China and extended the Chinese New Year national holiday, leading to extended business closures. The outbreak with the accompanying travel restrictions and business closures, could adversely impact our operations in China, at least over the near term. We cannot at this time accurately predict what effects these conditions will have on our operations in China, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak and the length of the travel restrictions and business closures imposed by the Chinese government.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended December 31, 2019 we granted a consultant restricted stock units covering a total of 3,650 shares of our common stock for services rendered. The restricted stock units were fully vested at the time of grant. The issuances did not involve a public offering of securities and we believe that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

SUPER MICRO COMPUTER, INC.

Date:	February 7, 2020	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 7, 2020	/s/ KEVIN BAUER
Kevin Bauer Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)