Form 10-Q
period 2020-03-31
Super Micro Computer, Inc.
filed 2020-05-11
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020 there were 51,923,646 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$300,859	$248,164
Accounts receivable, net of allowances of $10,317 and $8,906 at March 31, 2020 and June 30, 2019, respectively (including amounts receivable from related parties of $11,827 and $13,439 at March 31, 2020 and June 30, 2019, respectively)	333,172	393,624
Inventories	866,226	670,188
Prepaid expenses and other current assets (including receivables from related parties of $21,354 and $21,302 at March 31, 2020 and June 30, 2019, respectively)	148,102	109,795
Total current assets	1,648,359	1,421,771
Investment in equity investee	—	1,701
Property, plant and equipment, net	230,477	207,337
Deferred income taxes, net	45,562	41,126
Other assets	35,838	10,659
Total assets	$1,960,236	$1,682,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $55,124 and $59,809 at March 31, 2020 and June 30, 2019, respectively)	$462,808	$360,470
Accrued liabilities (including amounts due to related parties of $20,270 and $10,536 at March 31, 2020 and June 30, 2019, respectively)	177,148	114,678
Income taxes payable	1,979	13,021
Short-term debt	33,158	23,647
Deferred revenue	109,730	94,153
Total current liabilities	784,823	605,969
Deferred revenue, non-current	95,752	109,266
Other long-term liabilities (including related party balance of $2,871 and $3,000 at March 31, 2020 and June 30, 2019, respectively)	41,266	26,183
Total liabilities	921,841	741,418
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000; Outstanding shares: 51,915,646 and 49,956,288 at March 31, 2020 and June 30, 2019, respectively
Issued shares: 53,248,771 and 51,289,413 at March 31, 2020 and June 30, 2019, respectively	381,125	349,683
Treasury stock (at cost), 1,333,125 shares at March 31, 2020 and June 30, 2019	(20,491)	(20,491)
Accumulated other comprehensive loss	(166)	(80)
Retained earnings	677,761	611,903
Total Super Micro Computer, Inc. stockholders’ equity	1,038,229	941,015
Noncontrolling interest	166	161
Total stockholders’ equity	1,038,395	941,176
Total liabilities and stockholders’ equity	$1,960,236	$1,682,594

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales (including related party sales of $21,528 and $17,590 in the three months ended March 31, 2020 and 2019, respectively, and $70,974 and $48,849 in the nine months ended March 31, 2020 and 2019, respectively)	$772,408	$743,499	$2,443,155	$2,646,126
Cost of sales (including related party purchases of $60,387 and $62,624 in the three months ended March 31, 2020 and 2019, respectively, and $200,753 and $215,331 in the nine months ended March 31, 2020 and 2019, respectively)	639,048	631,172	2,040,462	2,282,638
Gross profit	133,360	112,327	402,693	363,488
Operating expenses:
Research and development	49,586	44,800	154,730	133,718
Sales and marketing	21,886	18,494	64,057	56,463
General and administrative	46,342	36,174	107,680	106,214
Total operating expenses	117,814	99,468	326,467	296,395
Income from operations	15,546	12,859	76,226	67,093
Other income (expense), net	937	(86)	2,110	707
Interest expense	(518)	(1,271)	(1,630)	(5,480)
Income before income tax provision	15,965	11,502	76,706	62,320
Income tax benefit (provision)	899	(497)	(9,782)	(10,540)
Share of loss from equity investee, net of taxes	(1,057)	(359)	(1,066)	(3,572)
Net income	$15,807	$10,646	$65,858	$48,208
Net income per common share:
Basic	$0.31	$0.21	$1.30	$0.97
Diluted	$0.29	$0.21	$1.26	$0.94
Weighted-average shares used in calculation of net income per common share:
Basic	51,526	49,988	50,591	49,845
Diluted	53,693	51,558	52,399	51,557

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income	$15,807	$10,646	$65,858	$48,208
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(31)	60	(86)	(177)
Total other comprehensive income (loss)	(31)	60	(86)	(177)
Total comprehensive income	$15,776	$10,706	$65,772	$48,031

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended March 31, 2020	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	51,923,260	$360,060	(1,333,125)	$(20,491)	$(135)	$661,954	$165	$1,001,553
Exercise of stock options, net of shares withheld for withholding taxes	1,163,309	19,120	—	—	—	—	—	19,120
Release of common stock shares upon vesting of restricted stock units	262,742	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(100,540)	(2,860)	—	—	—	—	—	(2,860)
Stock-based compensation	—	4,805	—	—	—	—	—	4,805
Foreign currency translation loss	—	—	—	—	(31)	—	—	(31)
Net income	—	—	—	—	—	15,807	1	15,808
Balance at March 31, 2020	53,248,771	$381,125	(1,333,125)	$(20,491)	$(166)	$677,761	$166	$1,038,395

Three Months Ended March 31, 2019	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	51,136,062	$341,070	(1,333,125)	$(20,491)	$(72)	$577,547	$157	$898,211
Release of common stock shares upon vesting of restricted stock units	118,617	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(39,640)	(722)	—	—	—	—	—	(722)
Stock-based compensation	—	4,960	—	—	—	—	—	4,960
Foreign currency translation gain	—	—	—	—	60	—	—	60
Net income	—	—	—	—	—	10,646	3	10,649
Balance at March 31, 2019	51,215,039	$345,308	(1,333,125)	$(20,491)	$(12)	$588,193	$160	$913,158

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Nine Months Ended March 31, 2020	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	51,289,413	$349,683	(1,333,125)	$(20,491)	$(80)	$611,903	$161	$941,176
Exercise of stock options, net of shares withheld for withholding taxes	1,447,296	23,053	—	—	—	—	—	23,053
Release of common stock shares upon vesting of restricted stock units	771,721	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(259,659)	(6,434)	—	—	—	—	—	(6,434)
Stock-based compensation	—	14,823	—	—	—	—	—	14,823
Foreign currency translation loss	—	—	—	—	(86)	—	—	(86)
Net income	—	—	—	—	—	65,858	5	65,863
Balance at March 31, 2020	53,248,771	$381,125	(1,333,125)	$(20,491)	$(166)	$677,761	$166	$1,038,395

Nine Months Ended March 31, 2019	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	50,914,571	$331,550	(1,333,125)	$(20,491)	$165	$532,271	$157	$843,652
Cumulative effective adjustment from adoption of standards, net of taxes	—	—	—	—	—	7,714	—	7,714
Release of common stock shares upon vesting of restricted stock units	439,379	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(138,911)	(2,323)	—	—	—	—	—	(2,323)
Stock-based compensation	—	16,081	—	—	—	—	—	16,081
Foreign currency translation loss	—	—	—	—	(177)	—	—	(177)
Net income	—	—	—	—	—	48,208	3	48,211
Balance at March 31, 2019	51,215,039	$345,308	(1,333,125)	$(20,491)	$(12)	$588,193	$160	$913,158

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$65,858	$48,208
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	20,972	18,185
Stock-based compensation expense	14,823	16,081
Allowances for doubtful accounts	1,544	3,110
Provision for excess and obsolete inventories	18,093	24,585
Share of loss from equity investee	1,066	3,572
Foreign currency exchange (gain) loss	311	(292)
Deferred income taxes, net	(4,436)	(9,751)
Other	1,105	923
Changes in operating assets and liabilities:
Accounts receivable (including changes in related party balances of $1,612 and ($8,813) during the nine months ended March 31, 2020 and 2019, respectively)	58,935	155,232
Inventories	(214,131)	36,750
Prepaid expenses and other assets (including changes in related party balances of ($52) and $9,741 during the nine months ended March 31, 2020 and 2019, respectively)	(34,790)	26,392
Accounts payable (including changes in related party balances of ($4,685) and ($24,882) during the nine months ended March 31, 2020 and 2019, respectively)	103,880	(201,624)
Income taxes payable	(11,042)	1,538
Deferred revenue	2,063	49,710
Accrued liabilities (including changes in related party balances of $9,734 and ($9,288) during the nine months ended March 31, 2020 and 2019, respectively)	49,924	9,706
Other long-term liabilities (including changes in related party balances of ($129) and $0 during the nine months ended March 31, 2020 and 2019, respectively)	(8,459)	(1,625)
Net cash provided by operating activities	65,716	180,700
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $4,384 and $4,203 during the nine months ended March 31, 2020 and 2019, respectively)	(34,886)	(15,781)
Proceeds from sale of investment in a privately-held company	750	—
Net cash used in investing activities	(34,136)	(15,781)
FINANCING ACTIVITIES:
Proceeds from debt	10,000	41,760
Repayment of debt	—	(67,700)
Net repayment on asset-backed revolving line of credit	(1,116)	(67,099)
Payment of other fees for debt financing	—	(375)
Proceeds from exercise of stock options	23,053	—
Payment of withholding tax on vesting of restricted stock units	(6,434)	(2,323)
Payments of obligations under finance leases	(122)	(206)
Net cash provided by (used in) financing activities	25,381	(95,943)
Effect of exchange rate fluctuations on cash	163	(88)
Net increase in cash, cash equivalents and restricted cash	57,124	68,888
Cash, cash equivalents and restricted cash at the beginning of the period	262,140	120,382
Cash, cash equivalents and restricted cash at the end of the period	$319,264	$189,270

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,651	$3,402
Cash paid for taxes, net of refunds	42,516	21,657

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $215 and $1,067 as of March 31, 2020 and 2019, respectively)	$12,609	$9,039
Contribution of certain technology rights to equity investee	—	3,000

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2020.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to: allowances for doubtful accounts and sales returns, inventory valuation, useful lives of property, plant and equipment, product warranty accruals, stock-based compensation, valuation and recognition of performance awards liability, impairment of investments and long-lived assets, and income taxes. The Company’s estimates are evaluated on an ongoing basis and changes in the estimates are recognized prospectively. Actual results could differ from those estimates. The Company considered estimates of the economic implications of the coronavirus ("COVID-19") pandemic on our critical and significant accounting estimates, including assessment of collectibility of customer contracts, valuation of accounts receivable, provision for excess and obsolete inventory and impairment of long-lived assets. Collectibility of customer contracts assessment resulted in delaying revenue recognition of $3.4 million for certain orders shipped during the three months ended March 31, 2020.
Revenue Recognition

The Company generates revenues from the sale of server and storage systems, subsystems, accessories, services, server software management solutions, and support services.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

As part of determining the transaction price in contracts with customers, the Company estimates reserves for future sales returns based on a review of its history of actual returns for each major product line. Based upon historical experience, a refund liability is recorded at the time of sale for estimated product returns, with a corresponding decrease in revenue, and an asset is recognized for the amount expected to be recorded in inventory upon product return, less the expected recovery costs, with a corresponding decrease in cost of sales. The Company also reduces revenue for the estimated costs of customer and distributor programs and incentive offerings such as price protection and rebates as well as the estimated costs of cooperative marketing arrangements where the fair value of the benefit derived from the costs cannot be reasonably estimated. Any provision for customer and distributor programs and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Research and Development

Research and development expenses consist of personnel expenses including: salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our research and development personnel, as well as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $0.8 million and $2.0 million for the nine months ended March 31, 2020 and 2019, respectively. Such amounts recorded as a reduction of research and development expenses were not significant for the three months ended March 31, 2020 and 2019. During the three and nine months ended March 31, 2020, the Company also recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred expenses for one canceled joint product development agreement.

Inventories

Inventories are stated at lower of cost, using weighted average cost method, or net realizable value. Net realizable value is the estimated selling price of the Company's products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of purchased parts and raw materials (principally electronic components), work in process (principally products being assembled) and finished goods. The Company evaluates inventory on a quarterly basis for lower of cost or net realizable value and excess and obsolescence and, as necessary, writes down the valuation of inventories based upon the Company's forecasted usage and sales, anticipated selling price, product obsolescence and other factors. Once inventory is written down, its new value is maintained until it is sold or scrapped.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and non-employees, including stock options, restricted stock units ("RSUs") and performance-based restricted stock units (“PRSUs”). The Company recognizes the grant date fair value of all share-based awards over the requisite service period and accounts for forfeitures as they occur. Stock options and RSUs awards are recognized to expense on a straight-line basis over the requisite service period. PRSUs awards are recognized to expense using an accelerated method only when it is probable that any performance condition is met during the vesting period. If it is not probable, no expense is recognized and the previously recognized expense is reversed. The Company bases initial accrual of compensation expense on the estimated number of PRSUs that are expected to vest over the requisite service period. That estimate is revised if subsequent information indicates that the actual number of PRSUs is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs expected to vest is recognized as compensation expense in the period of the change. Previously recognized compensation expense is not reversed if vested stock options, RSUs or PRSUs for which the requisite service has been rendered and the performance condition has been met expire unexercised or are not settled.

The fair value of RSUs and PRSUs is based on the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using a Black-Scholes option pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of the Company's common stock. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company's historical experience. The expected volatility is based on the historical volatility of the Company’s common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Leases

Recognition of leases for periods after the Company’s adoption of the new leasing standard as of July 1, 2019

The Company has arrangements for the right to use certain of its office, warehouse spaces and other premises, and equipment. As of July 1, 2019, the Company determines at inception if an arrangement is or contains a lease. When the terms of a lease effectively transfer control of the underlying asset to the Company, it is classified as a finance lease. All other leases are classified as operating leases.

Operating Leases

For operating leases with lease terms of more than 12 months, operating lease right-of-use ("ROU") assets are recorded in long-term other assets, and lease liabilities are recorded in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company elected to apply the short-term lease recognition exemption and does not recognize ROU asset and lease liabilities for leases with an initial term of 12 months or less and recognizes as expense the payments under such leases on a straight-line basis over the lease term. The Company's leases with an initial term of 12 months or less are immaterial.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments over the lease term. Operating lease ROU assets and liabilities are recognized at lease commencement based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate as the interest rate implicit in the lease arrangements is not readily determinable. The incremental borrowing rate is estimated to be the interest rate on a fully collateralized basis with similar terms and payments and in the economic environment where the leased asset is located. Operating lease ROU assets also include initial direct costs incurred, prepaid lease payments, minus any lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term. The Company accounts for fixed payments for lease and non-lease components as a single lease component which increases the amount of ROU assets and liabilities. Non-lease components that are variable costs, such as common area maintenance, are expensed as incurred and not included in the ROU assets and lease liabilities.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Finance Leases

Assets under finance leases are recorded in property, plant and equipment, net and lease liabilities are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet. Finance lease interest expense is recognized based on an effective interest method and depreciation of assets is recorded on a straight-line basis over the shorter of the lease term and useful life of the asset. The Company's finance leases are immaterial.

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

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed and operated manufacturing facilities. In fiscal year 2012, each company contributed $0.2 million and owns 50% of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the three and nine months ended March 31, 2020 and 2019, the accounts of the Management Company were consolidated with the accounts of Super Micro Computer, and a noncontrolling interest was recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's condensed consolidated statements of operations.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the "Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by a third party in China. The transaction was closed in the third fiscal quarter of 2017 and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party. As of March 31, 2020 and June 30, 2019, the Company's equity investment in the Corporate Venture was $0 and $1.7 million, respectively, and was recorded under investment in equity investee on the Company's condensed consolidated balance sheets. The Company's share of losses, net of taxes, of the Corporate Venture were $1.1 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, and $1.1 million and $3.6 million for the nine months ended March 31, 2020 and 2019, respectively, and were recorded as share of loss from equity investee, net of taxes in the Company’s condensed consolidated statements of operations. The Company does not have an obligation or commitment to share in losses of the Corporate Venture above its investment amounts and will discontinue equity method accounting if the investment carrying value is below zero.

The Company previously recorded a deferred gain related to the contribution of certain technology rights of $10.0 million. The amortization of the deferred gain is being recognized as a credit to research and development expenses in the Company's condensed consolidated statement of operations over a period of five years which represents the estimated period over which the remaining obligations will be fulfilled. As of March 31, 2020 and June 30, 2019, the Company had unamortized deferred gain balance of $2.5 million and $2.0 million, respectively, in accrued liabilities and $1.5 million and $3.0 million, respectively, in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. No impairment charge was recorded for the three and nine months ended March 31, 2020 and 2019, respectively.

In addition, the Company sells products to the Corporate Venture. The Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of each period end is eliminated and recorded as a reduction of the Company's investment balance in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company sold products worth $14.0 million and $13.7 million to the Corporate Venture in the three months ended March 31, 2020 and 2019, respectively, and $51.5 million and $35.2 million in the nine months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company recorded $0.5 million related to unrealized intra-entity profits in accrued liabilities in the Company’s condensed consolidated balance sheet. The Company had $10.4 million and $13.1 million due from the Corporate Venture in accounts receivable, net as of March 31, 2020 and June 30, 2019, respectively, in its condensed consolidated balance sheets.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. The COVID-19 pandemic has already and may further disrupt our supply chain. One supplier accounted for 26.1% and 20.1% of total purchases for the three months ended March 31, 2020 and 2019, respectively, and 27.9% and 21.2% for the nine months ended March 31, 2020 and 2019, respectively. Ablecom and Compuware, related parties of the Company as noted in Note 9, "Related Party Transactions," accounted for 9.4% and 9.9% of total cost of sales for the three months ended March 31, 2020 and 2019, respectively, and 9.8% and 9.4% for the nine months ended March 31, 2020 and 2019, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three and nine months ended March 31, 2020 and 2019. No country other than the United States represented greater than 10% of the Company’s total net sales in the three and nine months ended March 31, 2020 and 2019. No customer accounted for greater than 10% of the Company's accounts receivable, net as of March 31, 2020, whereas one customer accounted for 17.0% of accounts receivable, net as of June 30, 2019.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued authoritative guidance, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, that amends the impairment model for certain financial assets by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. The amendment is effective for the Company from July 1, 2020. Early adoption is permitted. The Company has started its accounting assessment of the adoption of the new standard, the process of establishing new accounting policies and evaluation of changes to systems and internal controls necessary to support the requirements of the new standard. The Company will continue to update its assessment as more information becomes available. The Company cannot reasonably estimate quantitative information related to the impact of the new guidance on its consolidated financial statements at this time.

In August 2018, the FASB issued amended guidance, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statements, including the consideration of costs and benefits. The new standard is effective for the Company from July 1, 2020. The adoption of the new guidance will simplify the disclosure of the fair value measurements for the Company's financial assets and liabilities.

In August 2018, the FASB issued authoritative guidance , Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. According to the amendments, the entity shall determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. It requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The new standard is effective for the Company from July 1, 2020. The Company will adopt the new guidance on a prospective basis for any new hosting arrangement entered into after July 1, 2020.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 15, 2022. The LIBOR is used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility. As the 2018 Bank of America Credit Facility terminates on June 30, 2020 before the phase out of LIBOR, the Company does not expect the adoption of the guidance to have an impact on its consolidated financial statement disclosures, results of operations and financial position.

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

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Server and storage systems	$571,291	$592,783	$1,880,043	$2,161,321
Subsystems and accessories	201,117	150,716	563,112	484,805
Total	$772,408	$743,499	$2,443,155	$2,646,126

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of serverboards, chassis and accessories.

International net sales are based on the country and region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2020 and 2019, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
United States	$422,872	$436,734	$1,419,117	$1,516,262
Europe	158,144	128,789	433,767	472,325
Asia	160,472	146,120	487,827	549,296
Others	30,920	31,856	102,444	108,243
	$772,408	$743,499	$2,443,155	$2,646,126

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the net sales from products sold through the Company's indirect sales channel and to its direct customers and OEMs for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Indirect sales channel	$445,980	$284,204	$1,292,472	$997,983
Direct customers and OEMs	326,428	459,295	1,150,683	1,648,143
Total net sales	$772,408	$743,499	$2,443,155	$2,646,126

Contract Balances

Generally, the payment terms of the Company’s offerings range from 30 to 60 days. In certain instances, customers may prepay for products and services in advance of delivery. Accounts receivable relate to the Company’s right to consideration for performance obligations completed (or partially completed) for which the Company has an unconditional right to consideration.

Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets are insignificant to the Company’s condensed consolidated financial statements.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Revenue recognized during the three and nine months ended March 31, 2020, which was included in the opening deferred revenue balance as of June 30, 2019, was $22.9 million and $71.6 million, respectively.

Deferred revenue increased during the nine months ended March 31, 2020 because the amounts for service contracts invoiced during the period exceeded the recognition of revenue from contracts entered into in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the optional exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of March 31, 2020 was approximately $205.5 million. The Company expects to recognize approximately 53% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

Note 3.        Stock-based Compensation

Equity Incentive Plan

Commencing March 8, 2016, the Company began granting stock options, RSUs, PRSUs and other equity-based awards under the 2016 Equity Incentive Plan (the "2016 Plan"). The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company's outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

sixteenth per quarter thereafter. As of March 31, 2020, the Company had 231,312 authorized shares available for future issuance under the 2016 Plan.

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

The fair value of stock option grants for the three and nine months ended March 31, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Risk-free interest rate	0.53% - 1.49%	2.56%	0.53% - 1.72%	2.56% - 2.97%
Expected term	6.27 years	6.05 years	6.27 years	6.05 years
Dividend yield	—%	—%	—%	—%
Volatility	49.61% - 50.46%	50.25%	49.61% - 50.46%	47.34% - 50.25%
Weighted-average fair value	$10.15	$7.55	$9.50	$8.56

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Cost of sales	$370	$390	$1,149	$1,256
Research and development	3,043	3,107	9,299	9,816
Sales and marketing	417	418	1,276	1,359
General and administrative	975	1,045	3,099	3,650
Stock-based compensation expense before taxes	4,805	4,960	14,823	16,081
Income tax impact	(2,978)	(1,016)	(5,142)	(3,339)
Stock-based compensation expense, net	$1,827	$3,944	$9,681	$12,742

As of March 31, 2020, $6.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.32 years, $34.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.63 years and $0.7 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 1.04 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Option Activity

The following table summarizes stock option activity during the nine months ended March 31, 2020 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2019	7,374,635	$18.02
Granted	251,930	$19.39
Exercised	(1,454,507)	$15.98
Forfeited/Cancelled	(440,807)	$11.62
Balance as of March 31, 2020	5,731,251	$19.09	4.11
Options vested and exercisable at March 31, 2020	4,988,991	$18.88	3.54

RSU and PRSU Activity

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are typically service based share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

In August 2017, the Compensation Committee granted two PRSU awards to the Company's Chief Executive Officer, both of which have both performance and service conditions. The first award was a one-year PRSU and the second award was a two-year PRSU. The one-year PRSUs would be earned based on the Company’s performance as it relates to a revenue growth metric and a minimum non-GAAP operating margin metric during the fiscal year ended June 30, 2018 with eligibility up to 200% of the targeted 30,000 units based on revenue growth if the minimum non-GAAP operating margin is achieved. If the performance metrics were met, 50% of the PRSUs would vest at June 30, 2018 while the remainder would vest in equal amounts over the following ten quarters if the Company's Chief Executive Officer continued to be employed during those ten quarters. In December 2019, the Compensation Committee of the Company's Board of Directors (the "Board") determined that the Company achieved the revenue and non-GAAP operating margin metrics for the fiscal year ended June 30, 2018 at a level that entitled the Chief Executive Officer to 200% of the originally targeted number of shares subject to the one-year PRSU. 50% of the PRSUs so earned were vested as of June 30, 2018, and an additional 35% of the PRSUs vested during the seven quarters ended March 31, 2020, in accordance with the terms of the grant.

The two-year PRSUs would be earned based on the Company’s performance for the average non-GAAP operating margin metric for the two fiscal years ended June 30, 2019 with eligibility up to 100% of the targeted number of units. If the performance metrics were met, 50% of the PRSUs would have vested at June 30, 2019 while the remainder would have vested in equal amounts over the following ten quarters if the Chief Executive Officer continued to be employed during those ten quarters. In December 2019, the Compensation Committee of the Board determined that the Company did not achieve the required performance metrics for the two-year PRSUs and none of the two-year PRSUs vested.

In March 2020, the Compensation Committee granted a PRSU award to one of the Company's senior executives. The award vests in two tranches and includes service and performance conditions. Each tranche has 15,000 RSUs that vest in May 2021 and November 2021 based on service conditions only. Additional units can be earned based on revenue growth percentage in fiscal year 2020 compared to fiscal year 2019, which units would vest in May 2021, and based on revenue growth percentage in fiscal year 2021 compared to fiscal year 2020, which units would vest in November 2021.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes RSU and PRSU activity during the nine months ended March 31, 2020 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding		Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2019	1,873,102	$20.25	120,000	(1)	$27.10
Granted	841,880	$20.24	30,000		$20.37
Released	(669,721)	$20.79	(102,000)		$27.10
Forfeited	(126,039)	$18.88	—
Balance as of March 31, 2020	1,919,222	$20.14	48,000		$22.89

__________________________

(1)	Reflects the number of PRSUs that have been earned based on the achievement of performance metrics.

Note 4.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income	$15,807	$10,646	$65,858	$48,208

Denominator:
Weighted-average shares outstanding	51,526	49,988	50,591	49,845
Effect of dilutive securities	2,167	1,570	1,808	1,712
Weighted-average diluted shares	53,693	51,558	52,399	51,557

Basic net income per common share	$0.31	$0.21	$1.30	$0.97
Diluted net income per common share	$0.29	$0.21	$1.26	$0.94

For the three and nine months ended March 31, 2020 and 2019, the Company had stock options and RSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 1,882,238 and 2,305,538 for three and nine months ended March 31, 2020, respectively, and 4,443,127 and 4,194,283 for the three and nine months ended March 31, 2019, respectively.

Note 5.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	March 31, 2020	June 30, 2019
Finished goods	$623,868	$492,387
Work in process	82,108	43,598
Purchased parts and raw materials	160,250	134,203
Total inventories	$866,226	$670,188

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company recorded a provision for excess and obsolete inventory to cost of sales totaling $4.7 million and $21.6 million in the three and nine months ended March 31, 2020, respectively, and $4.7 million and $17.3 million in the three and nine months ended March 31, 2019, respectively. These amounts exclude a (recovery) provision for adjusting the cost of certain inventories to net realizable value of $(0.8) million and $(3.5) million for the three and nine months ended March 31, 2020, respectively, and $5.7 million and $7.3 million for the three and nine months ended March 31, 2019, respectively.

Prepaid Expenses and Other Current Assets:

	March 31, 2020	June 30, 2019
Receivables from vendors (1)	$90,006	$83,050
Prepaid income tax	15,483	607
Restricted cash	16,804	11,673
Prepaid expenses	9,704	7,269
Deferred service costs	3,790	3,374
Others (2)	12,315	3,822
Total prepaid expenses and other current assets	$148,102	$109,795
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $87.1 million and $82.0 million as of March 31, 2020 and June 30, 2019, respectively.
(2) Includes input value added tax (“VAT”) paid for inventories purchased in Taiwan of $8.4 million and $0 as of March 31, 2020 and June 30, 2019, respectively.

Cash, cash equivalents and restricted cash:

	March 31, 2020	June 30, 2019
Cash and cash equivalents	$300,859	$248,164
Restricted cash included in prepaid expenses and other current assets	16,804	11,673
Restricted cash included in other assets	1,601	2,303
Total cash, cash equivalents and restricted cash	$319,264	$262,140

Property, Plant, and Equipment:

	March 31, 2020	June 30, 2019
Buildings	$86,930	$86,136
Machinery and equipment	84,711	79,946
Land	75,240	74,926
Buildings construction in progress (1)	41,637	14,189
Building and leasehold improvements	24,390	22,307
Furniture and fixtures	21,038	20,193
Software	20,619	18,415
	354,565	316,112
Accumulated depreciation and amortization	(124,088)	(108,775)
Property, plant and equipment, net	$230,477	$207,337
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California and new building construction in Taiwan.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Assets:

	March 31, 2020	June 30, 2019
Operating lease right-of-use asset	$25,304	$—
Deferred service costs, non-current	4,413	3,572
Prepaid expense, non-current	1,615	1,649
Restricted cash, non-current	1,601	2,303
Investment in auction rate security	1,571	1,571
Deposits	1,206	686
Non-marketable equity securities	128	878
Total other assets	$35,838	$10,659

Accrued Liabilities:

	March 31, 2020	June 30, 2019
Contract manufacturing liabilities	48,835	25,308
Accrued payroll and related expenses	28,716	25,552
Accrued legal liabilities (Note 11)	17,500	—
Customer deposits	15,958	11,133
Performance awards liability, current	10,257	—
Accrued warranty costs	9,386	8,661
Accrued cooperative marketing expenses	6,649	5,830
Operating lease liability	6,103	—
Accrued professional fees	2,804	11,756
Others (accrued liabilities)	30,940	26,438
Total accrued liabilities	177,148	114,678

Performance Awards Liability

In March 2020, the Board approved $25.3 million one-time performance bonuses to employees, which include $8.0 million payable in cash during the fourth quarter of fiscal year 2020 and $17.3 million payable in cash if the average closing price for the Company’s common stock equals or exceeds $21.39 for any period of 10 consecutive trading days following March 26, 2020. The target price criteria were achieved in April 2020. Therefore, the Company expects to pay the entire amount of the one-time performance bonuses to employees in the fourth fiscal quarter 2020.

The Board also approved performance bonuses for the Chief Executive Officer, a senior executive and two members of the Board, which payments will be earned when specified market and performance conditions are achieved.

The Chief Executive Officer’s aggregate cash bonuses of up to $8.1 million are earned in two tranches. The first 50% is payable if the average closing price for the Company’s common stock equals or exceeds $31.61 for any period of 20 consecutive trading days following the date of the agreement and ending prior to September 30, 2021 and the Chief Executive Officer remains employed with the Company through the date that such common stock price goal is determined to have been achieved and the date that the payment is made. This payment can be reduced at the discretion of the Board to the extent the Company has not made adequate progress in remediating its material weaknesses in its internal control over financial reporting as determined by the Board. The second 50% is payable if the average closing price for the Company’s common stock equals or exceeds $32.99 for any period of 20 consecutive trading days following the date of the agreement and ending prior to June 30, 2022 and the Chief Executive Officer remains employed with the Company through the date that such common stock price goal is achieved and the date that the payment is made.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Performance bonuses for a senior executive and two members of the Board are earned based on achieving a specified target average closing price for the Company’s common stock over the specified period as determined by the Board at the grant dates and continuous services through the payment dates. A senior executive can earn an aggregate cash payment up to $0.1 million and the two members of the Board can earn aggregate cash payments of $0.3 million. The target average closing price ranges from $25.80 to $32.99 per share. These awards expire in two equal amounts at September 30, 2021 and June 30, 2022 for the two Board members' awards, and in September 30, 2022 for the senior executive’s award.

Except for cash bonuses of $8.0 million to employees, the Company accounts for these performance bonuses as liabilities and estimates fair value of payable amounts using a Monte-Carlo simulation model. The awards are re-measured at each period end with changes in fair value recorded in the Company’s condensed consolidated statement of operations in cost of sales and operating expenses. The cumulative recorded expense at each period end is trued-up to the expected payable amount vested through the period end. The requisite service periods over which expenses are recognized are derived from the Monte-Carlo model for all performance awards, except for the first 50% of the Chief Executive Officer’s award that includes a performance condition. The Company estimates if it is probable that the performance condition will be met through the expiration date of this award. If at the measurement date it is determined to be probable, the Company estimates the requisite period as the longer of the service period derived by the Monte-Carlo model and the implicit service period when the Company expects to make adequate progress in remediating its material weaknesses in its internal control over financial reporting, as reported by the Company's Audit Committee. If it is determined to not be probable, then the Company will reverse any previously recognized expense for this award in the period when it is no longer probable that the performance condition will be achieved.

As of March 31, 2020, the Company recorded a $10.3 million compensation expense related to performance bonuses, which amount includes the $8.0 million in cash payable in the fourth quarter of fiscal year 2020. An unrecognized compensation expense of $15.6 million will be recorded over the remaining service periods from one month for employees’ awards to 1.43 years for the first 50% of the Chief Executive Officer’s award. The unrecognized expense and remaining service periods will be remeasured each reporting period. As of March 31, 2020, the Company recorded $10.3 million in accrued liabilities and $0.1 million in other long-term liabilities in its condensed consolidated balance sheet.

Other Long-term Liabilities:

	March 31, 2020	June 30, 2019
Operating lease liability, non-current	$19,488	$—
Accrued unrecognized tax benefits including related interest and penalties	17,804	20,102
Accrued warranty costs, non-current	2,348	2,373
Others	1,626	3,708
Total other long-term liabilities	$41,266	$26,183

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Balance, beginning of the period	$11,441	$10,434	$11,034	$9,884
Provision for warranty	8,521	5,510	25,627	17,163
Costs utilized	(8,130)	(6,346)	(24,907)	(18,083)
Change in estimated liability for pre-existing warranties	(98)	918	(20)	1,552
Balance, end of the period	11,734	10,516	11,734	10,516
Current portion	9,386	8,200	9,386	8,200
Non-current portion	$2,348	$2,316	$2,348	$2,316

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6.        Fair Value Disclosure

The financial instruments of the Company measured at fair value on a recurring basis are included in cash equivalents, other assets and accrued liabilities. The Company classifies its financial instruments, except for its investment in an auction rate security, within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of March 31, 2020 and June 30, 2019. The Company used discounted cash flows to estimate the fair value of the auction rate security as of March 31, 2020 and June 30, 2019. The material factors used in preparing the discounted cash flows are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s cash equivalents, certificates of deposit, investment in an auction rate security and performance awards liability as of March 31, 2020 and June 30, 2019, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2020	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$1,164	$—	$—	$1,164
Certificates of deposit (2)	—	577	—	577
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,164	$577	$1,571	$3,312

Liabilities
Performance awards liability (3)	$—	$2,344	$—	$2,344
Total liabilities measured at fair value	$—	$2,344	$—	$2,344

June 30, 2019	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$1,162	$—	$—	$1,162
Certificates of deposit (2)	—	1,285	—	1,285
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,162	$1,285	$1,571	$4,018

__________________________
(1) $0.4 million and $0.4 million in money market funds are included in cash and cash equivalents and $0.8 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of March 31, 2020 and June 30, 2019, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents and $0.4 million and $1.1 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of March 31, 2020 and June 30, 2019, respectively.

(3) As of March 31, 2020, the current portion of the performance awards liability of $2.2 million is included in accrued liabilities and the noncurrent portion of $0.1 million is included in other long-term liabilities in the condensed consolidated balance sheets. There was no such liability outstanding as of June 30, 2019.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The performance awards liability consists of one-time employee performance bonuses for the Company's Chief Executive Officer, a senior executive, two members of the Board, and other employees that are payable when specified market and performance conditions are achieved. The Company estimated the fair value of these performance awards using the Monte-Carlo simulation model and classified them within Level 2 of the fair value hierarchy as estimates are based on the observable inputs. The significant inputs used in estimating the fair value of the awards as of March 31, 2020 are as follows:

Stock Price as of Period End	Performance Period	Risk-free Rate	Volatility	Dividend Yield

$21.28	1.5 - 2.5 years	0.26%	53.8%	—%

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and nine months ended March 31, 2020 and 2019.

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2020 and 2019.

The following is a summary of the Company’s investment in an auction rate security as of March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020 and June 30, 2019
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2020 and June 30, 2019, total debt of $33.2 million and $23.6 million, respectively, is reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values. The Company accounts for these investments at cost minus impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the three and nine months ended March 31, 2020 and 2019, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three and nine months ended March 31, 2020. During the three and nine months ended March 31, 2019, the Company recorded impairment charges of $0.7 million for its non-marketable equity securities which had an initial cost basis of $0.7 million as it was determined the carrying value of the investments were not recoverable.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.        Short-term Debt

Short-term debt obligations as of March 31, 2020 and June 30, 2019 consisted of the following (in thousands):

	March 31,	June 30,
	2020	2019
Line of credit:
Bank of America	$—	$1,116
CTBC Bank	10,000	—
Total line of credit	10,000	1,116
CTBC Bank term loan	23,158	22,531
Total short-term debt	$33,158	$23,647

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

On January 31, 2019, the Company paid a fee and entered into an amendment of the 2018 Bank of America Credit Facility that resulted in the extension of the maturity date from April 19, 2019 to June 30, 2019. On June 27, 2019, the Company entered into a second amendment of the 2018 Bank of America Credit Facility that extended the maturity date from June 30, 2019 to June 30, 2020. The Company is in the process of negotiating an extension of its credit facility with Bank of America and expects this process will be completed by the end of May, 2020.

As of March 31, 2020, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. As of June 30, 2019, the total outstanding borrowings under the 2018 Bank of America Credit facility were $1.1 million. The interest rates under the 2018 Bank of America Credit Facility as of March 31, 2020 and June 30, 2019 were 3.63% per annum and 4.50% per annum, respectively. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility. In October 2019, the letter of credit amount was increased from $3.2 million to $6.4 million. The balance of debt issuance costs outstanding were immaterial as of March 31, 2020 and June 30, 2019. As of March 31, 2020, the Company's

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

available borrowing capacity under the 2018 Bank of America Credit Facility was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms.

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

In June 2019, the Company entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD $700.0 million ($22.5 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month guarantee of up to NTD $100.0 million ($3.2 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, (ii) a 180-day NTD $1,500.0 million ($48.2 million U.S. dollar equivalent) term loan facility up to 100% of eligible accounts receivable in an aggregate amount with an interest rate equal to the lender's established NTD interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly, and (iii) a 12-month revolving line of credit of up to 100% of eligible accounts receivable in an aggregate amount of up to $50.0 million with an interest rate equal to the lender's established USD interest rate plus an interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly (collectively, the “2019 CTBC Credit Facility”). The total borrowings allowed under the 2019 CTBC Credit Facility was capped at $50.0 million. The 2019 CTBC Credit Facility is to mature on June 30, 2020.

The total outstanding borrowings under the 2019 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $23.2 million and $22.5 million at March 31, 2020 and June 30, 2019, respectively. As of March 31, 2020, the total outstanding borrowings under the 2019 CTBC Credit Facility revolving line of credit were $10.0 million in U.S. dollars. At June 30, 2019, the Company did not have any outstanding balance under the 2019 CTBC Credit Facility revolving line of credit. The interest rate for these loans were 0.91% per annum as of March 31, 2020 and 0.93% per annum as of June 30, 2019. At March 31, 2020, the amount available for future borrowing under the 2019 CTBC Credit Facility was $16.8 million. As of March 31, 2020, the net book value of land and building located in Bade, Taiwan, collateralizing the 2019 CTBC Credit Facility term loan was $25.5 million.

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
Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and nine months ended March 31, 2020 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease expense (including expense for lease agreements with related parties of $359 and $1,086 for the three and nine months ended March 31, 2019, respectively)	$1,605	$4,909
Cash payments for operating leases (including payments to related parties of $369 and $1,106 for the three and nine months ended March 31, 2019, respectively)	$1,667	$5,082
New operating lease assets obtained in exchange for operating lease liabilities	$14,221	$14,889

During the three and nine months ended March 31, 2020, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Variable payments expensed in the three and nine months ended March 31, 2020 were $0.2 million and $0.9 million, respectively.
As of March 31, 2020, the weighted average remaining lease term for operating leases was 4.7 years and the weighted average discount rate was 3.6%. Future minimum lease payments under noncancelable operating lease arrangements as of March 31, 2020 were as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal Year:	Minimum lease payments
2020 (remainder)	$2,208
2021	6,974
2022	5,613
2023	4,219
2024	4,204
2025 and beyond	5,232
Total future lease payments	$28,450
Less: Imputed interest	(2,859)
Present value of operating lease liabilities	$25,591

As of March 31, 2020, commitments under short-term lease arrangements were immaterial. As of March 31, 2020, operating and financing leases that have not yet commenced were immaterial.

The Company has entered into lease agreements with related parties.  See Note 9, "Related Party Transactions," for discussion.

Note 9.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. As of March 31, 2020, Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock. The Company does not own, nor has it ever owned, any of Ablecom’s capital stock. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock as of March 31, 2020. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. None of the Company, Charles Liang or Sara Liu own any capital stock of Compuware.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 95.1% and 96.0% of the chassis included in the products sold by the Company during the three months ended March 31, 2020 and 2019, respectively; and approximately 95.3% and 95.5% of the chassis included in the products sold by the Company during the nine months ended March 31, 2020 and 2019, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $60.0 million and $31.0 million at March 31, 2020 and June 30, 2019, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $111.2 million and $70.6 million at March 31, 2020 and June 30, 2019, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s results from transactions with Ablecom and Compuware for each of the three and nine months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Ablecom
Purchases (1)	$37,607	$29,372	$115,295	$110,290

Compuware
Net sales	$7,503	$3,846	$19,456	$13,628
Purchases (1)	24,908	34,140	91,662	111,629
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the three and nine months ended March 31, 2020 and 2019.

The Company had the following balances related to transactions with Ablecom and Compuware as of March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020	June 30, 2019
Ablecom
Accounts receivable and other receivables (1)	$4,749	$7,236
Accounts payable and accrued liabilities (2)	28,928	33,928
Other long-term liabilities (3)	1,036	—

Compuware
Accounts receivable and other receivables (1)	$18,046	$14,396
Accounts payable and accrued liabilities (2)	43,935	34,417
Other long-term liabilities (3)	335	—

____________________________
(1) Other receivables include receivables from vendors.
(2) Includes current portion of operating lease liabilities.
(3) Represents non-current portion of operating lease liabilities.

See Note 1, "Organization and Summary of Significant Accounting Policies" for a discussion of the transactions and balances in the Company’s Corporate Venture.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10.        Income Taxes

The Company recorded a benefit for income taxes of $0.9 million for the three months ended March 31, 2020, and a provision for income taxes of $9.8 million for the nine months ended March 31, 2020. The Company recorded provisions for income taxes of $0.5 million and $10.5 million for the three and nine months ended March 31, 2019, respectively. The effective tax rate was (5.6)% and 12.8% for the three and nine months ended March 31, 2020, respectively, and 4.3% and 16.9% for the three and nine months ended March 31, 2019, respectively. The effective tax rate for the three and nine months ended March 31, 2020 is lower than that for the three and nine months ended March 31, 2019, primarily due to the tax benefit from employees’ exercises of stock options.

As a result of the 2017 Tax Reform Act, in December 2019, the Company realigned its international business operations and group structure. As a part of this restructuring, the Company moved certain intellectual property back to the United States. This tax restructuring is not expected to have a material impact on the estimated annual effective tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act provides temporary relief from certain aspects of the 2017 Tax Reform Act that imposed limitations on the utilization of certain losses, interest expense deductions and alternative minimum tax credits and made a technical correction to the 2017 Tax Reform Act related to the depreciable life of qualified improvement property. The CARES Act is not expected to have a material impact on the Company.

               As of March 31, 2020, the Company had a liability for gross unrecognized tax benefits of $25.8 million, substantially all of which, if recognized, would affect the Company's effective tax rate. During the nine months ended March 31, 2020, there were no material changes in the total amount of the liability for gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of March 31, 2020, the Company had accrued $2.0 million of interest and penalties relating to unrecognized tax benefits.

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

In October 2019, the Taiwan tax authority completed its audit in Taiwan for fiscal year 2018 and proposed a transfer pricing adjustment on the Company which resulted in additional tax liability of $1.6 million. The Company accepted the proposed adjustment in October 2019 and paid the $1.6 million tax liability in accordance with the tax assessment notice issued in February 2020. The impact of this adjustment on the income statement has been offset by the recognition of previously unrecognized tax benefits for the three months ended March 31, 2020.

In February 2020, the Taiwan tax authority proposed an adjustment to the Company’s fiscal year 2019 transfer pricing which resulted in additional tax liability of $1.0 million. The Company accepted the proposed adjustment and paid the $1.0 million tax liability in February 2020. The impact of this adjustment on the income statement has been offset by the recognition of previously unrecognized tax benefits for the three months ended March 31, 2020.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2017 through 2019. Various states statute of limitations remain open in general for tax years ended June 30, 2016 through 2019. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2014 through 2019. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months, except for the reductions arising from the lapse of the statute of limitations. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $5.5 million in the next 12 months, primarily due to the lapse of the statute of limitations and

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

settlement with the Tax Authorities. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

Note 11.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

SEC Matter— The Company has cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by the Company’s management, which irregularities were disclosed on August 31, 2015. In addition, the Company received subpoenas from the SEC in connection with the matters underlying its inability to timely file the Company's Form 10-K for the fiscal year ended June 30, 2017. The Company also received a subpoena from the SEC following the publication of a false and widely discredited news article in October 2018 concerning its products. The Company has cooperated fully to comply with these government requests. The Company has reached an agreement in principle regarding a proposed settlement of these matters with the staff of the SEC, subject to final approval by the Commissioners of the SEC. Under the terms of the proposed resolution, the Company will pay a penalty of $17.5 million. In addition, the Company’s Chief Executive Officer has reached an agreement in principle regarding a proposed settlement of these matters with the staff of the SEC, subject to final approval by the Commissioners of the SEC. Under the terms of the proposed resolution, the Chief Executive Officer will pay the Company the sum of $2,122,000 as reimbursement of profits from certain stock sales during the relevant period, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. As of March 31, 2020, the Company recorded a liability of $17.5 million for the Company’s potential SEC settlement included in general and administrative expenses and accrued liabilities in the condensed consolidated financial statements. The Chief Executive Officer’s potential payment of $2,122,000 to the Company is a contingent gain and will be recorded if and when it is realized. The Company and the Chief Executive Officer have not reached final resolutions of these matters with the SEC and the Company cannot predict when settlements, if finally agreed, would become final, nor whether any of the proposed terms may change in connection with final resolutions.

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of March 31, 2020 and any prior periods.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of March 31, 2020, these remaining noncancelable commitments were $381.1 million, including $122.2 million for related parties.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Standby Letter of Credit— In October 2019, Bank of America increased the value of a previously issued standby letter of credit from $3.2 million to $6.4 million to facilitate ongoing operations of the Company. The standby letter of credit is cancellable upon written notice from the issuer. No amounts have been drawn under the standby letter of credit.

Note 12.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	March 31,	June 30,
Long-lived assets:	2020	2019
United States	$179,154	$162,835
Asia	47,717	41,915
Europe	3,606	2,587
	$230,477	$207,337

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

Overview

We are a global leader and innovator of high-performance, high-efficiency server and storage technology. We develop and provide end-to-end green computing solutions to the cloud computing, data center, enterprise, big data, artificial intelligence ("AI"), High-Performance Computing ("HPC"), edge computing and Internet of Things/embedded (“IoT”) markets. Our solutions range from complete server, storage, modular blade servers, blades and workstations to full racks, networking devices, server management software, server sub-systems and global support and services.

We commenced operations in 1993 and have been profitable every year since inception. Our net sales for the three months ended March 31, 2020 increased to $772.4 million from $743.5 million for the corresponding period in the prior year, and our net income for the three months ended March 31, 2020 increased to $15.8 million from $10.6 million for the corresponding period in the prior year. We seek to increase our sales and profits every quarter. We believe that to do so, we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and our customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors incorporating new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the product introduction cycles of Intel Corporation, Advanced Micro Devices, Inc., Nvidia Corporation, Samsung Electronics Company Limited, Micron Technology, Inc. and others carefully. This also impacts our research and development expenditures as we continue to invest significantly in our current and future product development efforts.

Coronavirus (COVID-19) Pandemic Impact

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption for many businesses worldwide. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” shelter in place, and practice social distancing when engaging in essential activities. We are an essential business under the relevant regulations. In late March, we responded to the directives from Santa Clara County and the State of California regarding “shelter in place” instructions to combat the spread of COVID-19. Our first priority is the safety of our workforce and we immediately began to implement numerous health precautions and work practices to operate in a safe manner.

We quickly transitioned most of our indirect labor forces to work from home and continued to operate our local assembly in Taiwan and, to a lesser extent, in the United States and Europe. We operate in the critical industry of IT infrastructure and we assessed our customer base to identify priority customers who operate in critical industries. We continue to see ongoing demand as we enter the fourth quarter of fiscal year 2020 and do not have significant direct exposure to industries such as retail and oil and gas, which have been impacted the greatest. As time passes, we may discover greater indirect exposure to distressed industries through our channel partners and OEM customers.

We have actively managed our supply chain for potential shortage risk by first building inventories of critical components required for our motherboards and other system printed circuit boards in response to the early outbreak of COVID-19 in China. Since that time, we have continued to add to our inventories of key components such as CPUs, memory, SSDs and to a lesser extent GPUs such that customer orders can be fulfilled as they are received.

We are monitoring the changes in liquidity and payment patterns of our customer base to evaluate risk in specific industries or geographic areas where cash flow may be disrupted. While we believe that we are adequately capitalized, we are actively managing our liquidity needs and working to expand our access to credit facilities. We are in the process of negotiating an extension of our credit facility with Bank of America and expect this process will be completed by the end of May, 2020.

Looking forward, logistics has emerged as a new challenge as the transportation industry restricts the frequency of departures and increases logistics costs. We expect increased costs in freight as well as direct labor costs as we incentivize our employees to continue to work and assist us in serving our customers, many of whom are in critical industries.

Our management team is focused on guiding our company through the unfolding and emerging challenges presented by COVID-19. Currently, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations within the next 12 months.

Financial Highlights

The following is a summary of our financial highlights of the third quarter of fiscal year 2020:

•
Net sales increased by 3.9% as compared to the three months ended March 31, 2019. The increase was mainly due to an increase in the sales of subsystems and accessories and an increase in the volume of server and storage systems sold, partially offset by lower average selling prices per system.

•	Gross margin increased to 17.3% in the three months ended March 31, 2020 from 15.1% for the three months ended March 31, 2019, primarily due to a favorable geographic, customer and product mix.

•
Operating expenses increased by 18.4% as compared to the three months ended March 31, 2019, and were equal to 15.3% and 13.4% of net sales in the three months ended March 31, 2020 and 2019, respectively.

•	Effective tax rate decreased from 4.3% in the three months ended March 31, 2019 to (5.6)% in the three months ended March 31, 2020.

Revenues and Expenses

Net sales. Net sales consist of sales of our server and storage solutions, including systems and related services and subsystems and accessories. The main factors that impact our net sales are the number of compute nodes sold, the average selling prices per node for our server and storage system sales and units shipped and the average selling price per unit and units shipped for our subsystem and accessories. The prices for our server and storage systems range widely depending upon the configuration, including the number of compute nodes in a server system as well as the level of integration of key components such as SSDs, and memory, and the prices for our subsystems and accessories can also vary widely based on whether a customer is purchasing power supplies, server boards, chassis or other accessories. A compute node is an independent hardware configuration within a server system capable of having its own CPU, memory and storage and that is capable of running its own instance of a non-virtualized operating system. The number of compute nodes sold, which can vary by product, is an important metric we use to track our business. Measuring volume using compute nodes enables more consistent measurement across different server form factors and across different vendors. As with most electronics-based product life cycles, average selling prices typically are highest at the time of introduction of new products that utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products. Additionally, in order to remain competitive throughout all industry cycles, and due to price transparency of certain higher cost components, we must actively change our selling price per unit in response to changes in costs for key components such as memory and SSDs, and actively adjust our procurement practices in anticipation of near term fluctuations in market prices for key components.

Cost of sales. Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and inventory excess and obsolescence provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include purchased parts, shipping costs, salary and benefits and overhead costs related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on the cost of materials and market conditions. As a result, our cost of sales as a percentage of net sales in any period can increase due to significant component price increases resulting from a number of factors, including component shortages.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. Beginning in fiscal year 2019, we expanded manufacturing and service operations in Taiwan and the Netherlands primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. We continue to enhance our Taiwan manufacturing operations to increase the diversification of our manufacturing capabilities in order to strengthen our business continuity and better position the Company to respond to challenges, such as those arising from COVID-19. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of subsystems, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 9.4% and 9.9% of total cost of sales for the three months ended March 31, 2020 and 2019, respectively, and 9.8% and 9.4% for the nine months ended March 31, 2020 and 2019, respectively. For further details on our dealings with related parties, see Part I, Item 1, Note 9, “Related Party Transactions.”

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

Income tax provision. Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, primarily the United States, Taiwan and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to the benefit of research and development tax credits and the domestic production activities deduction which were partially offset by state taxes and unrecognized tax benefits related to permanent establishment exposures.

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

Except for the changes to our accounting policy as a result of the adoption of the new lease accounting guidance on July 1, 2019, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2019 Comprehensive 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Organization and Summary of Significant Accounting Policies" in our notes to the condensed consolidated financial statements in this Quarterly Report.

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.7%	84.9%	83.5%	86.3%
Gross profit	17.3%	15.1%	16.5%	13.7%
Operating expenses:
Research and development	6.4%	6.0%	6.3%	5.1%
Sales and marketing	2.8%	2.5%	2.6%	2.1%
General and administrative	6.0%	4.9%	4.4%	4.0%
Total operating expenses	15.3%	13.4%	13.4%	11.2%
Income from operations	2.0%	1.7%	3.1%	2.5%
Other (expense) income, net	0.1%	—%	0.1%	—%
Interest expense	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Income before income tax provision	2.1%	1.5%	3.1%	2.4%
Income tax provision	0.1%	(0.1)%	(0.4)%	(0.4)%
Share of loss from equity investee, net of taxes	(0.1)%	—%	—%	(0.1)%
Net income	2.0%	1.4%	2.7%	1.8%

Net Sales

The following table presents net sales by product type for the three and nine months ended March 31, 2020 and 2019 (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Server and storage systems	$571.3	$592.8	$(21.5)	(3.6)%	$1,880.0	$2,161.3	$(281.3)	(13.0)%
Percentage of total net sales	74.0%	79.7%			77.0%	81.7%
Subsystems and accessories	$201.1	$150.7	$50.4	33.4%	$563.1	$484.8	$78.3	16.2%
Percentage of total net sales	26.0%	20.3%			23.0%	18.3%
Total net sales	$772.4	$743.5	$28.9	3.9%	$2,443.1	$2,646.1	$(203.0)	(7.7)%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of serverboards, chassis and accessories.

Comparison of Three Months Ended March 31, 2020 and 2019

The period-over-period decrease in net sales of our server and storage systems was due to a slight decrease in the number of units of compute nodes shipped and a 3% decline in the average selling prices per node. The decline in the number of units of compute nodes shipped was due to fewer shipments of multimode systems, such as blades and twin systems, compared to the same period last year.

The period-over-period increase in net sales of our subsystems and accessories is primarily due to an increase in the volume of subsystems and accessories units sold by approximately 38% mainly due to increased demand from our indirect sales channel, which was offset by an approximately 5% decrease in the average selling price.

Comparison of Nine Months Ended March 31, 2020 and 2019

The period-over-period decrease in net sales of our server and storage systems was primarily due to a decrease in average selling prices per compute node by approximately 13% as well as a slight decrease in the number of units of compute nodes shipped. The decline in average selling prices was primarily due to substantially lower costs for key components in the first two quarters of the fiscal year.

The period-over-period increase in net sales of our subsystems and accessories is primarily due to an increase in the volume of subsystems and accessories sold by approximately 35%, partially offset by a decrease in the average selling prices per unit by approximately 12%.

The following table presents net sales from products sold through our indirect sales channel and to our direct customers and OEMs customers for the three and nine months ended March 31, 2020 and 2019 (dollars in millions):

	Three Months Ended March 31,		Change	Change	Nine Months Ended March 31,		Change	Change
	2020	2019	$	%	2020	2019	$	%
Indirect sales channel	$446.0	$284.2	$161.8	56.9%	$1,292.5	$998.0	$294.5	29.5%
Percentage of total net sales	57.7%	38.2%			52.9%	37.7%
Direct customers and OEMs	326.4	459.3	(132.9)	(28.9)%	1,150.7	1,648.1	(497.4)	(30.2)%
Percentage of total net sales	42.3%	61.8%			47.1%	62.3%
Total net sales	$772.4	$743.5	$28.9	3.9%	$2,443.2	$2,646.1	$(202.9)	(7.7)%

Comparison of Three Months Ended March 31, 2020 and 2019

The period-over-period increase in net sales through our indirect sales channel was primarily due to increased demand from indirect sales channel partners supporting large end users and the lower average selling prices for our server and storage systems, caused by fewer multimode systems shipped and slightly lower component pricing. The period-over-period decrease in net sales to our direct customers and OEMs was primarily due to a decline in demand from our internet datacenter and cloud customers and our enterprise datacenter customers.

Comparison of Nine Months Ended March 31, 2020 and 2019

The period-over-period increase in net sales through our indirect sales channel was primarily due to increased demand from the channel supporting large end users and the lower average selling prices for our server and storage systems, caused by lower component pricing. The period-over-period decrease in net sales to our direct customers and OEMs was primarily due to a decline in demand from our internet datacenter and cloud customers and our enterprise datacenter customers.

The following table presents net sales by geographic region for the three and nine months ended March 31, 2020 and 2019 (dollars in millions):

	Three Months Ended March 31,		Change	Change	Nine Months Ended March 31,		Change	Change
	2020	2019	$	%	2020	2019	$	%
United States	$422.9	$436.7	$(13.8)	(3.2)%	$1,419.1	$1,516.3	$(97.2)	(6.4)%
Percentage of total net sales	54.8%	58.7%			58.1%	57.3%
Europe	158.1	128.8	29.3	22.7%	433.8	472.3	(38.5)	(8.2)%
Percentage of total net sales	20.5%	17.3%			17.8%	17.8%
Asia	160.5	146.1	14.4	9.9%	487.8	549.3	(61.5)	(11.2)%
Percentage of total net sales	20.8%	19.7%			20.0%	20.8%
Others	30.9	31.9	(1.0)	(3.1)%	102.5	108.2	(5.7)	(5.3)%
Percentage of total net sales	4.0%	4.3%			4.2%	4.1%
Total net sales	$772.4	$743.5			$2,443.2	$2,646.1

Comparison of Three Months Ended March 31, 2020 and 2019

The period-over-period decrease in net sales in the United States for the three months ended March 31, 2020 and 2019 was primarily due to lower sales of our server and storage systems to our direct customers and OEMs. The period-over-period increase in net sales in Asia was due primarily to increased sales in Singapore, Taiwan and Korea, partially offset by decreased sales in Japan and China. The increase of net sales in Europe was primarily due to higher sales in the United Kingdom, Germany, Hungary and the Netherlands, partially offset by decreased sales in France and Turkey.

Comparison of Nine Months Ended March 31, 2020 and 2019

The period-over-period decrease in net sales in the United States for the three months ended March 31, 2020 and 2019 was primarily due to lower sales of our server and storage systems to our direct customers and OEMs and decreased sales through our indirect sales channel. The period-over-period decrease in net sales in Asia was due primarily to decreased sales in China, Indonesia and Japan, partially offset by increased sales in Taiwan, Korea and Vietnam. The decrease in net sales in Europe was primarily due to lower sales in the Netherlands, United Kingdom and France, partially offset by increased sales in Russia, Germany and Hungary. The period-over-period decrease in net sales in other countries was due to decreased sales in Australia and Israel, partially offset by increased sales in Mexico and Saudi Arabia.

We determined that COVID-19 has impacted certain of our customers’ ability to pay on a timely basis. Our collectibility assessment resulted in delaying revenue recognition of $3.4 million for certain orders shipped during the three months ended March 31, 2020. The impact of COVID-19 on future revenue may be more significant.

Cost of Sales and Gross Margin

Cost of sales and gross margin for the three and nine months ended March 31, 2020 and 2019 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Cost of sales	$639.0	$631.2	$7.8	1.2%	$2,040.5	$2,282.6	$(242.1)	(10.6)%
Gross profit	$133.4	$112.3	$21.1	18.8%	$402.7	$363.5	$39.2	10.8%
Gross margin	17.3%	15.1%		2.2%	16.5%	13.7%		2.8%

Comparison of Three Months Ended March 31, 2020 and 2019

The period-over-period increase in cost of sales was primarily attributable to an increase of $6.4 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales, an increase of $4.8 million in personnel expenses as a result of an increase in the number of personnel and a one-time performance bonus of $2.9 million, an increase of $1.0 million in product service costs and an increase of $2.0 million in manufacturing and other costs, offset by a decrease of $6.6 million in inventory obsolescence costs.

The period-over-period increase in the gross margin percentage was primarily due to sales prices declining at a slower rate than the decline in the costs of components we purchased. We expect that an increase in logistics costs and additional inducements for employees to continue production will negatively impact our gross margins due to the COVID-19 pandemic.

Comparison of Nine Months Ended March 31, 2020 and 2019

The period-over-period decrease in cost of sales was primarily attributable to a decrease of $259.5 million in costs of materials and contract manufacturing expenses primarily related to the decrease in net sales and the decrease in the cost of key components primarily associated with server and storage systems and a decrease of $6.5 million in inventory obsolescence costs, offset by an increase of $7.2 million in personnel expenses as a result of an increase in the number of personnel and a one-time performance bonus of $2.9 million, an increase in overhead costs of $10.2 million primarily attributable to increased tariffs, an increase of $1.8 million in product service costs, an increase of $1.4 million in warranty expense and an increase of $3.8 million in manufacturing and other costs.

The period-over-period increase in the gross margin percentage was primarily due to sales prices declining at a slower rate than the decline in the costs of components we purchased. We expect that an increase in logistics costs and additional inducements for employees to continue production will negatively impact our gross margins due to the COVID-19 pandemic.

Operating Expenses

Operating expenses for the three and nine months ended March 31, 2020 and 2019 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Research and development	$49.6	$44.8	$4.8	10.7%	$154.7	$133.7	$21.0	15.7%
Percentage of total net sales	6.4%	6.0%			6.3%	5.1%
Sales and marketing	$21.9	$18.5	$3.4	18.4%	$64.1	$56.5	$7.6	13.5%
Percentage of total net sales	2.8%	2.5%			2.6%	2.1%
General and administrative	$46.3	$36.2	$10.1	27.9%	$107.7	$106.2	$1.5	1.4%
Percentage of total net sales	6.0%	4.9%			4.4%	4.0%
Total operating expenses	$117.8	$99.5	$18.3	18.4%	$326.5	$296.4	$30.1	10.2%
Percentage of total net sales	15.3%	13.4%			13.4%	11.2%

Comparison of Three Months Ended March 31, 2020 and 2019

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to an increase of $13.0 million in personnel expenses as a result of an increase in the number of personnel and a one-time performance bonus of $5.3 million, a decrease of $0.5 million in reimbursements received for certain research and development costs that we incur as part of the joint product development and an increase of $0.8 million in facilities and other expenses. During the three months ended March 31, 2020, we also recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred expenses for one canceled joint product development agreement. We expect that research and development costs will increase as a result of additional inducements for employees who must work on-site to further our new product development for the duration of the “shelter in place” directives issued by the local authorities during the COVID-19 pandemic.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to an increase of $3.0 million in personnel expenses as a result of an increase in the number of personnel and a one-time performance bonus of $1.0 million.

General and administrative expenses. The period-over-period increase in general and administrative expenses was primarily due to the expense accrual in the quarter ended March 31, 2020 for a potential SEC settlement of $17.5 million, an increase of $4.5 million in personnel expenses, including an increase in the number of personnel and a one-time performance bonus of $1.1 million, an increase of $1.0 million in insurance expense and an increase of $0.7 million in other general and administrative expenses, offset by a decrease of $13.8 million in professional fees primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements.

Comparison of Nine Months Ended March 31, 2020 and 2019

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to an increase of $23.7 million in personnel expenses as a result of an increase in the number of personnel and a one-time performance bonus of $5.3 million, a decrease of $1.2 million in reimbursements received for certain research and development costs that we incur as part of joint product development, an increase of $2.8 million in costs mainly related to materials and supplies used in product development, and an increase of $1.9 million in facilities and other expenses. During the three months ended March 31, 2020, we also recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred expenses for one canceled joint product development agreement. We expect that research and development costs will increase as a result of additional inducements for employees who must work on-site to further our new product development for the duration of the “shelter in place” directives issued by the local authorities during the COVID-19 pandemic.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to an increase of $5.7 million in personnel expenses as a result of an increase in the number of personnel and a one-time performance bonus of $1.0 million, an increase of $0.8 million related to participation in trade shows and an increase of $1.1 million in expenses related to advertising and promotion activities.

General and administrative expenses. The period-over-period increase in general and administrative expenses was primarily due to the expense accrual in the quarter ended March 31, 2020 for a potential SEC settlement fee of $17.5 million, an increase of $7.7 million in personnel expenses, including an increase in the number of personnel and a one-time performance bonus of $1.1 million and an increase of $2.5 million in insurance expense, offset by a decrease of $26.4 million in professional fees primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements.

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other income (expense), net for the three and nine months ended March 31, 2020 and 2019 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Other income (expense), net	$0.9	$(0.1)	$1.0	(1,000.0)%	$2.1	$0.7	$1.4	200.0%
Interest expense	(0.5)	(1.3)	0.8	(61.5)%	(1.6)	(5.5)	3.9	(70.9)%
Interest and other income (expense), net	$0.4	$(1.4)	$1.8	(128.6)%	$0.5	$(4.8)	$5.3	(110.4)%

Comparison of Three Months Ended March 31, 2020 and 2019

The period-over-period change in interest expense was due to a decrease of $0.8 million in interest expense primarily as a result of lower interest rates in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The change of $1.0 million in other income (expense), net was attributable to an increase of $0.3 million in interest income on our interest bearing deposits and a decrease of $0.6 million in other expenses.

Comparison of Nine Months Ended March 31, 2020 and 2019

The period-over-period change in interest expense was due to a decrease of $3.9 million in interest expense primarily as a result of lower interest rates in the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019. The change of $1.4 million in other income (expense), net was attributable to an increase of $1.6 million in interest income on our interest bearing deposits and a decrease of $0.6 million in other expenses, offset by change of $(0.9) million related to foreign exchange losses due to unfavorable foreign currency fluctuations.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes and effective tax rates for the three and nine months ended March 31, 2020 and 2019 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Income tax (benefit) provision	$(0.9)	$0.5	$(1.4)	(280.0)%	$9.8	$10.5	$(0.7)	(6.7)%
Percentage of total net sales	(0.1)%	0.1%			0.4%	0.4%
Effective tax rate	(5.6)%	4.3%			12.8%	16.9%

Comparison of Three Months Ended March 31, 2020 and 2019

The income tax benefit and effective tax rate change was primarily due to a tax benefit from the disqualified disposition of incentive stock options for the three months ended March 31, 2020.

Comparison of Nine Months Ended March 31, 2020 and 2019

The period-over-period decrease in effective tax rate was primarily due to a tax benefit from the disqualified disposition of incentive stock options for the nine months ended March 31, 2020.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as working capital. Our cash and cash equivalents were $300.9 million and $248.2 million as of March 31, 2020 and June 30, 2019, respectively. Our cash in foreign locations was $90.2 million and $124.6 million as of March 31, 2020 and June 30, 2019, respectively.
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs. Repatriations generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through operating cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
We believe that our current cash, cash equivalents, credit lines and internally generated cash flows will be generally sufficient to support our operating businesses, remediation efforts, maturing debt and interest payments for the twelve months following the issuance of these condensed consolidated financial statements. We are in the process of negotiating an extension of our credit facility with Bank of America and expect this process will be completed by the end of May, 2020. Expected uses of our cash over the short term include our continued development of our innovative and resource saving products, manufacturing expansion in the United States and Taiwan and ongoing remediation of our material weaknesses in internal controls over financial reporting. We expect to pay one-time performance bonuses of approximately $25.3 million to employees in the fourth quarter of fiscal year 2020 and $8.5 million to other executives and members of the Board of Directors within the next two years when and if specified market and performance conditions will be met. In addition, we expect to make a one-time settlement payment of $17.5 million to the SEC in connection with the conclusion of the ongoing investigations.

Our key cash flow metrics were as follows (dollars in millions):

	Nine Months Ended March 31,		Change
	2020	2019
Net cash provided by operating activities	$65.7	$180.7	$(115.0)
Net cash used in investing activities	$(34.1)	$(15.8)	$(18.3)
Net cash provided by (used in) financing activities	$25.4	$(95.9)	$121.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$57.1	$68.9	$(11.8)

Operating Activities

Net cash provided by operating activities decreased by $115.0 million for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019. The decrease was due primarily to an increase in net working capital of $129.7 million driven by increased inventories and prepaid expenses and other current assets, offset by an increase in net income for the current period of $17.7 million.

Investing Activities

Net cash used in investing activities was $34.1 million and $15.8 million for the nine months ended March 31, 2020 and 2019, respectively, as we continued to invest in expanding our capacity and office space, including the expansion of our Green Computing Park in San Jose and offices in Taiwan. During the nine months ended March 31, 2020, we received $0.8 million from the sale of our investment in a privately held company.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2020 was $25.4 million while net cash used in financing activities for the nine months ended March 31, 2019 was $95.9 million. The change in cash flows from financing activities was primarily due to decreased debt repayments of $101.9 million and cash received for exercise of stock options of $23.1 million.

Other Factors Affecting Liquidity and Capital Resources

2018 Bank of America Credit Facility

We have a revolving line of credit with Bank of America (the "2018 Bank of America Credit Facility”) for up to $250.0 million, which expires in June 30, 2020. Prior to its maturity, if certain conditions are satisfied, we may convert it into a five-year revolving credit facility for up to $400.0 million. As of March 31, 2020, we had no outstanding borrowings and we had a $6.4 million letter of credit outstanding under this facility. Our available borrowing capacity was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms. The 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets and we are not permitted to repurchase our shares or pay any dividends. We were in compliance with all covenants as of March 31, 2020. We are in the process of negotiating an extension of our credit facility with Bank of America and expect this process will be completed by the end of May, 2020.

2019 CTBC Credit Facility

In June 2019, we entered into a credit agreement with CTBC Bank in Taiwan that provides for term loans denominated in NTD of up to $50.0 million and expires in June 2020. During the three months ended March 31, 2020, we borrowed $10.0 million under the revolving line of credit. The total outstanding borrowings under the 2019 CTBC Credit Facility were $33.2 million with maturity on June 30, 2020. The amount available for future borrowing was $16.8 million as of March 31, 2020. The interest rate for these outstanding term loans was 0.91% per annum as of March 31, 2020. Term loans are secured by various Company’s assets, including certain property, plant, and equipment. There are no financial covenants under the 2019 CTBC Credit Facility.

Refer to Part I, Item 1, Note 7, “Short-term Debt,” in our notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding debt.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2020, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.91% to 3.63% at March 31, 2020 and 0.93% to 4.50% at June 30, 2019. Based on the outstanding principal indebtedness of $33.2 million under our credit facilities as of March 31, 2020, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from these agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for the three and nine months ended March 31, 2020 was $0.3 million and $(0.5) million, respectively, and for the three and nine months ended March 31, 2019 was $0.3 million and $0.5 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of March 31, 2020 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Part II, Item 9A, "Controls and Procedures," of our 2019 Comprehensive 10-K, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Part II, Item 9A, "Controls and Procedures," of our 2019 Comprehensive 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

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

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming our Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming our former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, we filed a motion to dismiss the complaint. On March 23, 2020, the Court granted our motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. We believe the claims are without merit and intend to vigorously defend against the lawsuit.

SEC Matter— We have cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by our management, which irregularities were disclosed on August 31, 2015. In addition, we have received subpoenas from the SEC in connection with the matters underlying our inability to timely file our Form 10-K for the fiscal year ended June 30, 2017. We also received a subpoena from the SEC following the publication of a false and widely discredited news article in October 2018 concerning our products. We have cooperated fully to comply with these government requests. We have reached an agreement in principle regarding a proposed settlement of these matters with the staff of the SEC, subject to final approval by the Commissioners of the SEC. Under the terms of the proposed resolution, we will pay a penalty of $17.5 million. In addition, our Chief Executive Officer has reached an agreement in principle regarding a proposed settlement of these matters with the staff of the SEC, subject to final approval by the Commissioners of the SEC. Under the terms of the proposed resolution, our Chief Executive Officer will pay us the sum of $2,122,000 as reimbursement of profits from certain stock sales during the relevant period, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. As of March 31, 2020, we recorded a liability of $17.5 million for our potential SEC settlement included in general and administrative expenses and accrued liabilities in the condensed consolidated financial statements. Our Chief Executive Officer’s potential payment of $2,122,000 to us is a contingent gain and will be recorded if and when it is realized. Our Chief Executive Officer and we have not reached final resolutions of these matters with the SEC and we cannot predict when settlements, if finally agreed, would become final, nor whether any of the proposed terms may change in connection with final resolutions.

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

The effects of the COVID-19 pandemic has, and will continue to an increasing degree, to adversely affect our business operations, financial condition and results of operations, and severity of which remains uncertain.

The novel strain of the coronavirus identified in Wuhan, China in late 2019 (COVID-19) has spread throughout the world and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners.

We have taken steps to protect our employees, including temporarily closing our offices in the United States, the Netherlands and to a lesser extent in Taiwan. We continue our manufacturing operations and customers’ orders processing and services at each location, although our productivity has slowed especially in the United States and in the Netherlands. Travel restrictions and schedules’ disruptions have impacted our supply chain and shipments to our customers. We have invested our capital to procure key components so we can maintain reasonable lead times to fulfill orders for our customers. The extent to which the effects of the pandemic will impact our business, operations, financial condition and results of operations is uncertain, rapidly changing and hard to predict, and will depend on numerous evolving factors that we may not be able to control or predict, including:

•	the duration and scope of the COVID-19 pandemic;

•	the extent and effectiveness of responsive actions by authorities and the impact of these and other factors on our employees, customers and vendors;

•	the rate of spending on server and storage solutions, including delays in prospective customers’ purchasing decisions, delays the provisioning of our products;

•	the rate at which our suppliers develop and release new components such as microprocessors and memory;

•	the length of heightened unemployment and economic recession pressures;

•	the health impact of the pandemic on our employees, including key personnel;

•	the impact on the liquidity of our sales partners and end customers, including lengthening of customers payment terms and potential bankruptcies;

•
our continued ability to execute on business continuity plans for the maintenance of our critical business processes and managing our liquidity and access to credit facilities on terms acceptable to us.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

We have significant international sales and operations and face risks related to health epidemics, including the recent coronavirus outbreak, that could adversely impact the operations of our company, our manufacturers or our customers, as well as our sales and financial results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, China (COVID-19). Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities, or the facilities of our manufacturers or customers. Any disruption of our manufacturers or customers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products and likely impact our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Kevin Bauer, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Kevin Bauer, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

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

SUPER MICRO COMPUTER, INC.

Date:	May 8, 2020	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 8, 2020	/s/ KEVIN BAUER
Kevin Bauer Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)