Form 10-K
period 2020-06-30
Super Micro Computer, Inc.
filed 2020-08-31
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on December 31, 2019, as reported by the OTC Market, was $1,057,388,840. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of July 31, 2020, there were 52,436,548 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2020

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

PART I

Item 1.        Business

Our Company

We are a Silicon Valley-based provider of application-optimized high performance and high-efficiency server and storage systems for a variety of markets, including enterprise data centers, cloud computing, artificial intelligence, 5G and edge computing. Our solutions include complete servers, storage systems, modular blade servers, blades, workstations, full racks, networking devices, server management software, and server sub-systems. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure. We offer our customers a high degree of flexibility and customization by providing a broad array of server configurations from which they can choose the best solutions to fit their computing needs. Our server and storage systems, subsystems and accessories are architecturally designed to provide high levels of reliability, quality, configurability, and scalability.

Our in-house design competencies, control of design of many of the components used within our server and storage systems, and our Server Building Block Solutions® (an innovative, modular and open architecture) enable us to rapidly develop, build and test server and storage systems, subsystems and accessories with unique configurations. As a result, when new technologies are brought to market, we are generally able to quickly assemble a broad portfolio of solutions by leveraging common building blocks across product lines. We work closely with the leading microprocessor, graphics processing units (“GPU”), memory, disk/flash, and interconnect vendors and other hardware and software suppliers to coordinate the design of our new products with their product release schedules. This enhances our ability to rapidly introduce new products incorporating the latest technology. We seek to be first to market with products incorporating new technologies and to offer the broadest selection of products using those technologies to our customers.

In order to reduce the high cost of operating datacenters, IT managers increasingly turn to suppliers of high-performance products that are also cost-effective, energy-efficient, and green. Our resource saving architecture supports our efforts to lead in green IT innovation. This architecture disaggregates CPU and memory, which enables each resource to be refreshed independently, thereby allowing data centers to significantly reduce both refresh cycle costs and e-waste. In addition, we offer product lines that are designed to share common computing resources, thereby saving both valuable space and power as compared to general purpose rackmount servers. We believe our approach of leveraging an overall architecture that balances data center power requirements, cooling, shared resources and refresh cycles helps the environment and provides total cost of ownership (“TCO”) savings for our customers.

We conduct our operations principally from our Silicon Valley headquarters in California and in our Taiwan and the Netherlands facilities. Our sales and marketing activities are conducted through a combination of our direct sales force and indirect sales channel partners. In our indirect sales channels, we work with distributors, value-added resellers, system integrators, and original equipment manufacturers ("OEMs") to market and sell our optimized solutions to their end customers.

Strategy

Our objective is to be the world’s leading provider of application-optimized, high-performance server, storage and networking solutions. Achieving this objective requires continuous development and innovation of our solutions with better price-performance and architectural advantages compared with our prior generation of solutions and with solutions offered by our competitors. Through our strategy, we seek to maintain or improve our relative competitive position in many product areas and pursue markets that provide us with additional long-term growth opportunities. Key elements of our strategy include executing upon the following:

A Strong Internal Research and Development and Internal Manufacturing Capability

We are continually investing in our engineering organization. As of June 30, 2020, we employed over 1,700 persons in our research and development organization. These resources, along with our understanding of complex computing and storage requirements, enable us to deliver product innovation featuring advanced functionality and capabilities required by our customers. Also, substantially all of our servers are tested and assembled in our facilities, and more than half of our final server and storage production is completed in San Jose, California. Our engineering aptitude, coupled with our internal manufacturing capability, enables rapid prototyping and product roll-out, contributing to a high level of responsiveness to our customers.

Introducing More Innovative Products, Faster

We seek to sustain advantages in both time-to-market and breadth of products incorporating the latest technological innovations, such as new processors, advancements in storage and evolving I/O technologies. We seek these advantages by leveraging our in-house design capabilities and our Building Block Solutions ® architecture. This allows us to offer customers a broad choice of products to match their target application requirements. For example, in early February 2020, we introduced over 100 new systems in support of Intel’s introduction of its second-generation Xeon Scalable processor.

Capitalizing on New Applications and Technologies

In addition to serving traditional needs for server and storage systems, we have devoted, and will continue to devote, substantial resources to developing systems that support emerging and growing applications including cloud computing, artificial intelligence, 5G/edge computing and others. We believe there are significant opportunities for us in each of these rapidly developing markets due to stringent design requirements for these applications that often require the use of the latest technologies, allowing us to leverage our capabilities in product innovation, superior time-to-market, and portfolio breadth.

Driving Software and Services Sales to our Global Enterprise Customers

We seek to grow our global enterprise revenue by bolstering and expanding our software management products and support services. These software products and services are important because the uptime requirements and need to extend the functionality of computing infrastructure are a high priority for enterprise customers. In addition to our internal software development efforts, we also integrate and partner with external software vendors to meet customer requirements.

Leveraging Our Global Operating Structure

We plan to continue to increase our worldwide manufacturing capacity and logistics abilities in the United States, the Netherlands and Taiwan to more efficiently serve our customers and lower our overall manufacturing costs. We have recently started to increase our manufacturing capacity in Taiwan to diversify our operating base and optimize relatively low labor costs as compared to the United States. In addition, Taiwan has been less affected by COVID-19, which makes it a well-suited manufacturing location for our Asia and export operations and will also lower our logistics costs.

Products and Services

We offer a broad range of application-optimized server solutions, rackmount and blade servers, storage, and subsystems and accessories, which can be used to build complete server and storage systems. These solutions and products are designed to serve a variety of markets, such as enterprise data centers, cloud computing, artificial intelligence (“AI”), 5G/edge computing. The percentage of our net sales represented by sales of server and storage systems decreased to 78.5% in fiscal year 2020 from 81.7% in fiscal year 2019 and from 79.3% in fiscal year 2018, and the percentage of our net sales represented by sales of subsystems and accessories was 21.5% in fiscal year 2020, 18.3% in fiscal year 2019 and 20.7% in fiscal year 2018. We complement our server and storage system offerings with software management solutions as well as global services and support, the revenue for which is included in our server and storage systems revenue.

Server and Storage Systems

We sell server and storage systems in rackmount, blade, and multi-node form factors, which support single, dual, and multiprocessor architectures. Our key product lines include:

•	SuperBlade® and MicroBlade™ system families designed to share common computing resources, thereby saving space and power over standard rackmount servers;

•	SuperStorage systems that provide high density storage while leveraging an efficient use of power to achieve performance-per-watt savings;

•	Twin family of multi-node server systems designed for density, performance, and power efficiency;

•	Ultra Server systems for demanding enterprise workloads;

•	GPU or Accelerated systems;

•	Data Center Optimized server systems that deliver increased performance-per-watt with an improved thermal architecture; and

•	MicroCloud server systems that deliver high performance in environments with space and power constraints.

In addition to our complete server and storage systems business, we offer a large array of modular server subsystems and accessories, such as server boards, chassis, power supplies and other accessories. These subsystems are the foundation of our server solutions and span product offerings from the entry-level single and dual-processor server segment to the high-end multiprocessor market. The majority of the subsystems and accessories we sell individually are designed to work together to improve performance, and are ultimately integrated into complete server and storage systems.

Server Software Management Solutions

Our open industry-standard remote system management solutions, such as our Server Management suite, including Supermicro Server Manager (“SSM”), Supermicro Power Management software (“SPM”), Supermicro Update Manager (“SUM”), and SuperDoctor 5, have been designed to help manage large-scale heterogeneous data center environments.

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

Research and Development

We perform the majority of our research and development activities in-house in the United States at our facilities in San Jose, California, and in Taiwan, increasing the communication and collaboration between design teams to streamline the development process and reducing time-to-market. We believe that the combination of our focus on internal research and development activities, our close working relationships with customers and vendors and our modular design approach allows us to decrease time-to-market. We continue to invest in reducing our design and manufacturing costs and improving the performance, cost-effectiveness and power- and space-efficiency of our solutions.

Our research and development teams focus on the development of new and enhanced products that can support emerging technological and engineering innovations while achieving high overall system performance. Much of our research and development activity relates to the new product cycles of leading processor vendors. We work closely with Intel, Nvidia and AMD, among others, to develop products that are compatible with the latest generation of industry-standard technologies under development. Our collaborative approach with these vendors allows us to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their respective development teams to enhance system performance and reduce system-level issues. Similarly, we work very closely with our customers to identify their needs and develop our new product plans accordingly.

Customers

During fiscal year 2020, we sold to over 820 direct customers in over 100 countries. During each of fiscal year 2019 and 2018, we sold to over 850 direct customers. In addition, over the three years ended June 30, 2020 we have sold to thousands of end users through our indirect sales channel. These customers represent a diverse set of market verticals including enterprise data centers, cloud computing, artificial intelligence, 5G and edge computing markets. In fiscal years 2020, 2019 and 2018, no customer represented greater than 10% of our total net sales.

Sales and Marketing

Our sales and marketing activities are conducted through a combination of our direct sales force and our indirect sales channel partners. Our direct sales force is primarily focused on selling complete systems and solutions, including management software and global services to large scale cloud, enterprise and OEM customers.

We work with distributors, value-added resellers, system integrators, and OEMs to market and sell our optimized solutions to their end customers. We provide sales and marketing assistance and training to our indirect sales channel partners and OEMs, who in turn provide service and support to end customers. We leverage our relationships in our indirect sales channel and with our OEMs to penetrate select industry segments where our products can provide better alternatives to existing solutions.

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

International Sales

Our global sales efforts are supported both by our international offices in the Netherlands, Taiwan, United Kingdom, China and Japan as well as by our United States based sales team. Product fulfillment and first level support for our international customers are provided by Supermicro Global Services and through our indirect sales channel and OEMs. Sales to customers located outside of the United States represented 41.4%, 41.9% and 43.4% of net sales in fiscal years 2020, 2019 and 2018, respectively.

Marketing

Our marketing programs are designed to create a global awareness and branding for our company and products, as well as an understanding of the significant value we bring to customers. These programs also inform existing and potential customers, the trade press, market analysts, indirect sales channel partners and OEMs about the strong capabilities and benefits of using our products and solutions. Our marketing efforts support the sale and distribution of our products through both direct sales and indirect channels. We rely on a variety of marketing vehicles, including advertising, public relations, web, social media, participation in industry trade shows and conferences to help gain market acceptance. We provide funds for cooperative marketing to our indirect sales channel partners to extend the reach of our marketing efforts. We also actively utilize our suppliers’ cooperative marketing programs and jointly benefit from their marketing development funds to which we are entitled.

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

Manufacturing and Quality Control

We manufacture the majority of our systems at our San Jose, California headquarters. We believe we are the only major server and storage vendor that designs, develops, and manufactures a significant portion of their systems in the United States. Global assembly, test and quality control of our servers are performed at our manufacturing facilities in San Jose, California, Taiwan and the Netherlands. Each of our facilities has been certified according to ISO 9001, ISO 14001 and/or ISO 13485 standards. Our suppliers and contract manufacturers are required to support the same standards to maintain consistent product and service quality and continuous improvement of quality and environmental performance.

We use several third-party suppliers and contract manufacturers for materials and sub-assemblies, such as serverboards, chassis, disk drives, SSDs, power supplies, fans and computer processors. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom Technology, Inc. (“Ablecom”) and its affiliate Compuware Technology, Inc. ("Compuware"), both of which are related parties, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and several other components. Ablecom also coordinates the manufacturing of chassis for us. In addition to providing a large volume of contract manufacturing services to us, Ablecom warehouses multiple components and subassemblies manufactured by various suppliers before shipment to our facilities in the United States, Europe and Asia. We also have a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements and lease agreements for office space. See Part II, Item 8, Note 13, “Related Party Transactions,” to the consolidated financial statements and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

We monitor our inventory continuously to be able to meet customer delivery requirements and to avoid inventory obsolescence. Due to our building-block designs, our inventory can generally be used with multiple different products, lowering working capital requirements and reducing the risk of inventory write-downs.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. We compete primarily with large vendors of x86-based general purpose servers and components. In addition, we also compete with smaller vendors that specialize in the sale of server components and systems. In recent years, we have experienced increased competition from original design manufacturers ("ODMs”) that benefit from their scale and very low cost manufacturing and are increasingly offering their own branded products. We believe our principal competitors include:

•	Global technology vendors, such as Cisco, Dell, Hewlett-Packard Enterprise, Huawei, and Lenovo; and

•	ODMs, such as Inspur, Quanta Computer, and Wiwynn Corporation.

The principal competitive factors in our market include the following:

•	First to market with new emerging technologies;

•	High product performance, efficiency and reliability;

•	Early identification of emerging opportunities;

•	Cost-effectiveness;

•	Interoperability of products;

•	Scalability; and

•	Localized and responsive customer support on a worldwide basis.

We believe that we compete favorably with respect to most of these factors. However, most of our competitors have longer operating histories, significantly greater resources, greater name recognition and deeper market penetration. They may be able to devote greater resources to the development, promotion and sale of their products than we can, which could allow them to respond more quickly to new technologies and changes in customer needs. In addition, it is possible that new competitors could emerge and acquire significant market share. See Part I, Item 1A, "Risk Factors" risk titled “The market in which we participate is highly competitive, and if we do not compete effectively, we may not be able to increase our market penetration, grow our net sales or improve our gross margins.”

Employees

As of June 30, 2020, we employed 3,987 full time employees, consisting of 1,708 employees in research and development, 462 employees in sales and marketing, 400 employees in general and administrative and 1,417 employees in manufacturing. Of these employees, 2,396 employees are based in our San Jose facilities. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Corporate Information

We were founded in, and maintain our worldwide headquarters and the majority of our employees in San Jose, California. We are one of the largest employers in the City of San Jose and an active member of the San Jose and Silicon Valley community.

We were incorporated in California in September 1993. We reincorporated in Delaware in March 2007. Our common stock is listed on the Nasdaq Global Select Market under the symbol “SMCI.” Our principal executive offices are located at 980 Rock Avenue, San Jose, California 95131, and our telephone number is (408) 503-8000. Our website address is www.supermicro.com.

Financial Information about Segments and Geographic Areas

Please see Part II, Item 8, Note 18, “Segment Reporting” to the consolidated financial statements in this Annual Report for information regarding segment reporting and Part II, Item 8, Note 3, “Revenue - Disaggregation of Revenue” to the consolidated financial statements in this Annual Report for information regarding our net sales by geographic region. See Part I, Item 1A, “Risk Factors” for further information on risks associated with our international operations.

Working Capital

We focus considerable attention on managing our inventories and other working capital related items. We manage inventories by communicating with our customers and partners and using our industry experience to forecast demand. We place manufacturing orders for our products that are based on forecasted demand. We generally maintain substantial inventories of our products because the computer server industry is characterized by short lead-time orders and quick delivery schedules. As a result, we do not have a significant backlog of unfilled customer orders.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, on or through our website at www.supermicro.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Information contained on our website is not incorporated by reference in, or made part of, this Annual Report or our other filings with, or reports furnished to, the SEC. The SEC also maintains a website that contains our SEC filings.

Item 1A.    Risk Factors

Risks Related to Our Business and Industry

The effects of the COVID-19 pandemic has, and will continue to an increasing degree, adversely affect our business operations, financial condition and results of operations, the severity of which remains uncertain.

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

We have taken steps to protect our employees, including temporarily closing our offices in the United States, the Netherlands and to a lesser extent in Taiwan. We continue our manufacturing operations and customers’ orders processing and services at each location, although our productivity at times slowed especially in the United States and in the Netherlands. Travel restrictions and logistics challenges have impacted our supply chain, shipments to our customers, and our ability to provide services and support to our customers. We have invested capital to procure key components so we can maintain reasonable lead times to fulfill orders for our customers. The extent to which the effects of the COVID-19 pandemic will continue to impact our business, operations, financial condition and results of operations is uncertain, rapidly changing and hard to predict, and will depend on numerous evolving factors that we may not be able to control or predict, including:

•	the duration and scope of the COVID-19 pandemic;

•	the extent and effectiveness of responsive actions by authorities and the impact of these and other factors on our employees, customers and vendors;

•	difficulty in adding new customers due to inability to gain direct access;

•	the rate of spending on server and storage solutions, including delays in prospective customers’ purchasing decisions and delays in the provisioning of our products;

•	the rate at which our suppliers develop and release new components such as microprocessors and memory;

•	the rate at which our customers can perform acceptance testing or qualify our products, particularly if they contain new technologies;

•	the length of heightened unemployment and economic recession pressures;

•	the health impact of the pandemic on our employees, including key personnel;

•	the impact on the liquidity of our sales partners and end customers, including lengthening of customers payment terms and potential bankruptcies;

•
our continued ability to execute on business continuity plans for the maintenance of our critical business processes and managing our liquidity and access to credit facilities on terms acceptable to us;

•	availability of and fluctuations in the cost of materials, logistics and labor; and

•	erosion of economic activity by small and medium size business or sectors to which we are exposed through OEMs and indirect sales channels.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

Our quarterly operating results have fluctuated and will likely fluctuate in the future, which could cause rapid declines in our stock price.

We believe that our quarterly operating results will continue to be subject to fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results include:

•	Fluctuations in demand for our products, in part due to changes in the global economic environment;

•	Fluctuations based upon seasonality, with the quarters ending March 31 and September 30 typically being weaker;

•	The occurrence of global pandemics, including COVID-19, and other events that impact the global economy or one or more sectors of the global economy;

•
The ability of our customers and suppliers to obtain financing or fund capital expenditures, especially during a period of global credit market disruption, and, in particular, the impact of the extended duration of the COVID-19 pandemic on our smaller customers' ability to access financing and the related disruption of the demand from these customers;

•
Fluctuations in the timing and size of large customer orders, including with respect to changes in sales and implementation cycles of our products into our customers’ spending plans and associated revenue;

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

•
The introduction and market acceptance of new technologies and products, and our success in new and evolving markets, and incorporating emerging technologies in our products, as well as the adoption of new standards;

•	Changes in our product pricing policies, including those made in response to new product announcements;

•	Mix of whether customer purchases are of partially or fully integrated systems or subsystems and accessories and whether made directly or through our indirect sales channel partners;

•	The effect of mergers and acquisitions among our competitors, suppliers, customers, or partners;

•	General economic conditions in our geographic markets;

•	Geopolitical tensions, including trade wars, tariffs and/or sanctions in our geographic markets;

•	Impact of regulatory changes on our cost of doing business; and

•	Costs associated with remediation of our material weaknesses and preparation of our restated financial statements, as well as related legal proceedings.

In addition, customers may hesitate to purchase, or not continue to purchase, our products based upon past unwarranted reports about security risks associated with the use of our products. Accordingly, our growth and results of operations may fluctuate on a quarterly basis. If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice. Furthermore, the fluctuation of quarterly operating results may render less meaningful period-to-period comparisons of our operating results, and you should not rely upon them as an indication of future performance.

Our revenue and margins for a particular period are difficult to predict, and a shortfall in revenue or decline in margins may harm our operating results.

As a result of a variety of factors discussed in this Annual Report, our revenue and margins for a particular quarter are difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment, the significant impacts of the COVID-19 pandemic, steps we are taking in response to the COVID-19 pandemic, increased competition, the effects of the ongoing trade disputes between the United States and China and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods.

The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. For instance, our larger customers may seek to fulfill all or substantially all of their requirements in a single or a few orders, and not make another significant purchase for a substantial period of time. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.
Any of the above factors could have a material adverse impact on our operations and financial results.

As we increasingly target larger customers and larger sales opportunities, our customer base may become more concentrated, our cost of sales may increase, our margins may be lower and our sales may be less predictable.

We have become increasingly dependent upon larger sales to grow our business. In particular, in recent years, we have completed larger sales to leading internet data center and cloud customers, large enterprise customers and OEMs. No single customer accounted for 10% or more of net sales in fiscal years 2020, 2019 or 2018. If customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products, or we are unable to supply such customers with products, at the levels, in the timeframes or within the geographies that we expect, including as a result of the impact of COVID-19 on their businesses, our ability to maintain or grow our net sales will be adversely affected.

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

Additionally, as we and our partners focus increasingly on selling to larger customers and attracting larger orders, we expect greater costs of sales. Our sales cycle may become longer and more expensive, as larger customers typically spend more time negotiating contracts than smaller customers. Larger customers also often seek greater levels of support in the implementation and use of our server solutions. Our ability to provide such support may be further affected by the COVID-19 pandemic, including challenges in obtaining site access, increased reliance on remote communications to diagnose and address support issues, and the need to increase responsiveness to customer needs. An actual or perceived inability to meet customer support demands may adversely affect our relationship with such customers, which may affect the likelihood of future purchases of our products.

As a result of the above factors, our quarter-to-quarter results of operations may be subject to greater fluctuation and our stock price may be adversely affected.

If we fail to meet any publicly announced financial guidance or other expectations about our business, it could cause our stock to decline in value.

We provided forward looking financial guidance when we announced our financial results for the prior quarter. New developments related to the COVID-19 pandemic or other events that impact global economies may continue to contribute to decisions to not provide forward looking financial guidance, and if we do issue forward looking guidance, the uncertainties related to these items could cause us to revise such guidance. If issued, we undertake no obligation to update any forward looking guidance at any time. In the past, our financial results have failed to meet the guidance we provided. There are a number of reasons why we have failed to meet guidance in the past and might fail again in the future, including, but not limited to, the factors described in these Risk Factors.

Increases in average selling prices for our server solutions have historically significantly contributed to increases in net sales in some of the periods covered by this Annual Report. Such prices are subject to decline if customers do not continue to purchase our latest generation products or additional components or as a result of factors related to the COVID-19 pandemic, which could harm our results of operations.

Increases in average selling prices for our server solutions have significantly contributed to increases in net sales in some of the periods covered by this Annual Report, although recently such prices have declined due in part to the market prices for key components. Recently, the market for key components has become more volatile during the COVID-19 pandemic. As with most electronics based products, average selling prices of server and storage products are typically highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future, which may be exacerbated by continued customer uncertainty related to the COVID-19 pandemic. In some instances, our agreements with our indirect sales channel partners limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to decrease the average per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be harmed.

Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.

Prices of certain materials and core components utilized in the manufacture of our server and storage solutions, such as serverboards, chassis, CPUs, memory, hard drives and SSDs, represent a significant portion of our cost of sales. While we have increased our purchases of certain critical materials and core components in response to the demand uncertainties associated with the COVID-19 pandemic, we generally do not enter into long-term supply contracts for these materials and core components, but instead purchase these materials and components on a purchase order basis. Prices of these core components and materials are volatile, and, as a result, it is difficult to predict expense levels and operating results. In addition, if our business growth renders it necessary or appropriate to transition to longer term contracts with materials and core component suppliers, our costs may increase and our gross margins could correspondingly decrease.

Because we often acquire materials and key components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of these materials and key components. Our industry has experienced materials shortages and delivery delays in the past, including as a result of the negative impact of COVID-19 on global supply chains, and we may experience shortages or delays of critical materials or increased logistics costs to obtain necessary materials in a timely manner in the future. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and key components, which can adversely impact our revenue. If shortages, supply or demand imbalances or delays arise, the prices of these materials and key components may increase or the materials and key components may not be available at all. In the event of shortages, some of our larger competitors may have greater abilities to obtain materials and key components due to their larger purchasing power. We may not be able to secure enough key components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, results of operations and financial condition. In addition, from time to time, we have accepted customer orders with various types of component pricing protection. Such arrangements have increased our exposure to component pricing fluctuations and have adversely affected our financial results in certain quarters.

If we were to lose any of our current supply or contract manufacturing relationships, the process of identifying and qualifying a new supplier or contract manufacturer who meets our quality and delivery requirements, and who will appropriately safeguard our intellectual property, may require a significant investment of time and resources, adversely affecting our ability to satisfy customer purchase orders and delaying our ability to rapidly introduce new products to market. Similarly, if any of our suppliers were to cancel, materially change contracts or commitments to us or fail to meet the quality or delivery requirements needed to satisfy customer demand for our products, whether due to shortages or other reasons, our reputation and relationships with customers could be damaged. We could lose orders, be unable to develop or sell some products cost-effectively or on a timely basis, if at all, and have significantly decreased revenues, margins and earnings, which would have a material adverse effect on our business, results of operations and financial condition.

Adverse economic conditions may harm our business.

Our business depends on the overall demand for our products and on the economic health of our current and prospective customers. We market and sell our products both domestically and in international markets. COVID-19 has had a material adverse impact on the global economy, and it remains uncertain as to the extent or duration of such impacts in the future. In addition, the United States has recently added further prohibitions on conducting business with certain entities in China and continued to impose additional tariffs. If economic conditions or trade disputes, including trade restrictions and tariffs such as those between the United States and China, in the areas in which we market and sell our products and other key potential markets for our products continue to remain uncertain or deteriorate, our customers may delay or reduce their spending on our products. If our customers or potential customers experience economic hardship, this could reduce the demand for our products, delay and lengthen sales cycles, lower prices for our products, and lead to slower growth or even a decline in our revenues, operating results and cash flows.

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

To offer greater choices and optimization of our products to benefit our customers, we maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. There are uncertainties and risks related to COVID-19, for which we have taken certain actions including our increased purchase of certain critical materials and components as a part of our pandemic response planning. Specifically, we sought to actively manage our supply chain for potential risks of shortage by first building inventories of critical components required for our motherboards and other system printed circuit boards in response to the early outbreak of COVID-19 in China. Since that time we have continued to add to our inventories of key components such as CPUs, memory, SSDs and to a lesser extent GPUs such that customer orders can be fulfilled as they are received. Nevertheless, no assurances can be given that such efforts will be successful to manage inventory, and we could be exposed to risks of insufficient, excess, or obsolete inventory. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. We expect that we will experience such write downs from time to time in the future related to existing and future commitments, and potentially related to our proactive purchase of certain critical materials and components as part of our planning in light of COVID-19. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business, results of operations and financial condition.

Difficulties we encounter relating to automating internal controls utilizing our ERP systems or integrating processes that occur in other IT applications could adversely impact our controls environment.
Many companies have experienced challenges with their ERP systems that have had a negative effect on their business. We have incurred and expect to continue to incur additional expenses related to our ERP systems, particularly as we continue to further enhance and develop them including by automating certain internal controls. See Part II, Item 9A, "Controls and Procedures" of this Annual Report for a more fulsome description of our material weakness and remediation efforts surrounding our ERP systems. Any future disruptions, delays or deficiencies relating to automating internal controls utilizing our ERP systems or integrating processes that occur in other IT applications could adversely affect our ability to file reports with the SEC in a timely manner, deliver accurate financial statements and otherwise impact our controls environment. Any of these consequences could have an adverse effect on our business, results of operations and financial condition.
System security violations, data protection breaches, cyber-attacks and other related cyber-security issues could disrupt our internal operations or compromise the security of our products, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. While we employ a number of protective measures, including firewalls, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on our systems. We experienced unauthorized intrusions into our network between 2011 and 2018. None of these intrusions, individually or in the aggregate, had a material adverse effect on our business, operations, or products. We have taken steps to enhance the security of our network and computer systems but, despite these efforts, we may experience future intrusions, which could adversely affect our business, operations, or products. In addition, our hardware and software or third party components and software that we utilize in our products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the products. The costs to us to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Any claim that our products or systems are subject to a cyber-security risk, whether valid or not, could damage our reputation and adversely impact our revenues and results of operations.

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

Global privacy legislation, enforcement, and policy activity for privacy and data protection are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. For example, the EU General Data Protection Regulation 2016/679 (“GDPR”), which came into effect on May 25, 2018, imposes stringent EU data protection requirements on companies established in the European Union or companies that offer goods or services to, or monitor the behavior of, individuals in the European Union. The GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 20 million euros or four percent of annual global revenue. In addition, numerous states in the U.S. are also expanding data protection through legislation. For example, in June 2018, California enacted the California Consumer Privacy Act, which took effect on January 1, 2020, and gives California residents expanded privacy rights and protections and provide for civil penalties for violations and a private right of action for data breaches. At the same time, certain developing countries in which we do business have already or are also currently considering adopting privacy and data protection laws and regulations. While we have implemented policies and procedures to address GDPR and other data privacy requirements, failure to comply or concerns about our practices or compliance with GDPR or other privacy-related laws and regulations could materially adversely affect our business, results of operations and financial condition.

If we do not successfully manage the expansion of our international manufacturing capacity and business operations, our business could be harmed.

Since inception, we have conducted a majority of our manufacturing operations in San Jose, California. We continue to increase our manufacturing capacity in Taiwan and in the Netherlands, and as a result of the COVID-19 pandemic have sought to accelerate manufacturing in Taiwan in order to better diversify our geographical manufacturing concentration. In order to continue to successfully increase our operations in Taiwan, we must efficiently manage our Taiwan operations from our headquarters in San Jose, California and continue to develop a strong local management team. If we are unable to successfully ramp up our international manufacturing capacity, including the associated increased logistics and warehousing, we may incur unanticipated costs, difficulties in making timely delivery of products or suffer other business disruptions which could adversely impact our results of operations.

We may not be able to successfully manage our business for growth and expansion.

Over time we expect to continue to make investments to pursue new customers and expand our product offerings to grow our business. We also expect that our annual operating expenses will continue to increase as we invest in sales and marketing, research and development, manufacturing and production infrastructure, and strengthen customer service and support resources for our customers. Our failure to expand operational and financial or internal control systems timely or efficiently could result in additional operating inefficiencies, which could increase our costs and expenses more than we had planned and prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

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

Managing our business for long-term growth also requires us to successfully manage our employee headcount. We must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our employees, our business may be harmed. While in the past we have had significant growth in headcount, particularly during periods of rapid growth, our headcount has remained relatively flat in recent periods. A growth in headcount would continue to increase our cost base, which would make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

We depend upon the development of new products and enhancements to our existing products, and if we fail to predict or respond to emerging technological trends and our customers’ changing needs, our operating results and market share may suffer.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of operations. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. If our customers do not purchase our products, our business will be harmed. The COVID-19 pandemic may also result in long-term changes in customer needs for our products in various sectors, along with capital spending reductions or shifts in spending focus, that could materially adversely affect us if we are unable to adjust our product offerings to match customer needs.

The process of developing products incorporating new technologies is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products before knowing whether our investments will result in products and services the market will accept. If the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Also, suppliers of our key components may introduce new technologies that are critical to the functionality of our products at a slower rate than their competition, which could adversely impact our ability to timely develop and provide competitive offerings to our customers. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings.

Furthermore, we may not execute successfully on our vision or strategy because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our suppliers, providing those solutions before we do and loss of market share, revenue, and earnings. The success of new products depends on several factors, including proper new product and service definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our other product categories and key priority and growth areas may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.

Our future effective income tax rates could be affected by changes in the relative mix of our operations and income among different geographic regions and by changes in domestic and foreign income tax laws, which could affect our future operating results, financial condition and cash flows.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Reform Act”). As a result of the 2017 Tax Reform Act, we recorded a one-time write down of our U.S. deferred tax assets and liabilities resulting from the U.S. federal corporate income tax rate decrease from 35% to 21%, and a one-time transition tax, in our income tax provision for the fiscal year ended June 30, 2018. Subsequent to the implementation of the 2017 Tax Reform Act, in December 2019, we realigned our international business operations and group structure to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our United States and international income changes for any reason, or due to changes in U.S. or international tax laws. In particular, a substantial portion of our revenue is generated from customers located outside the United States.

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

Harm to our reputation can also arise from many other sources, including employee misconduct, which we have experienced in the past, and misconduct by our partners and outsourced service providers. Additionally, negative publicity with respect to our partners or service providers could also affect our business and operating results to the extent that we rely on these partners or if our customers or prospective customers associate our company with these partners.

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

Our principal competitors include global technology companies such as Cisco, Dell, Hewlett-Packard Enterprise, Huawei, and Lenovo. In addition, we also compete with a number of other vendors who also sell application optimized servers, contract manufacturers and original design manufacturers (“ODMs”), such as Inspur, Quanta Computer, and Wiwynn Corporation. ODMs sell server solutions marketed or sold under a third-party brand.

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

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward consolidation in our industry. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Companies that are suppliers in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are more likely to compete as sole-source vendors for customers. Additionally, at times in the past, our competitors have acquired certain customers of ours and terminated our business relationships with such customers. As such, acquisitions by our competitors could also lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition.

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

Certain raw materials used in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply, including interruptions on the global supply chain in connection with COVID-19, or increased demand in the industry. One of our suppliers accounted for 26.8%, 21.8% and 26.0% of total purchases of raw materials for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Ablecom and Compuware, related parties, accounted for 10.1%, 9.2% and 9.0% of our total cost of sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. If any of our largest suppliers discontinue their operations or if our relationships with them are adversely impacted, we could experience a material adverse effect on our business, results of operations and financial condition.

We rely on indirect sales channels for a significant percentage of our revenue and any disruption in these channels could adversely affect our sales.

Sales of our products through our indirect sales channel accounted for 53.1%, 39.3% and 41.5% of our net sales in fiscal years 2020, 2019 and 2018, respectively. We depend on our indirect sales channel partners to assist us in promoting market acceptance of our products and anticipate that a significant portion of our revenues will continue to result from sales through indirect channels. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new channel relationships. Our indirect sales channel partners also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our indirect sales channel more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the indirect sales channel, those channel partners may de-emphasize or decline to carry our products. In addition, the order decision-making process in our indirect sales channel is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by our indirect sales channel partners to the end customers. To maintain our participation in the marketing programs of our indirect sales channel partners, we have provided and expect to continue to offer cooperative marketing arrangements and offer short-term pricing concessions.

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

Our strategy is to focus on being consistently first-to-market with flexible and application optimized server and storage systems that take advantage of our own internal development and the latest technologies offered by microprocessor manufacturers and other component vendors. Consistent with this strategy, we spend higher amounts, as a percentage of revenues, on research and development costs than many of our competitors. If we cannot sell our products in sufficient volume and with adequate gross margins to compensate for such investment in research and development, our earnings may be materially and adversely affected.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support and warehousing, and Compuware, also a related party and an affiliate of Ablecom, for distribution, contract manufacturing and warehousing. We work with Ablecom to optimize modular designs for our chassis and certain of other components. We outsource to Compuware a portion of our design activities and a significant part of our manufacturing of subassemblies, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 10.1%, 9.2%, and 9.0% of our cost of sales for fiscal years 2020, 2019 and 2018, respectively. Ablecom and Compuware’s sales to us constitute a substantial majority of Ablecom and Compuware’s net sales. Ablecom and Compuware are both privately-held Taiwan-based companies. In addition, we have entered into a distribution agreement with Compuware, under which we have appointed Compuware as a nonexclusive distributor of our products in Taiwan, China and Australia.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of our board of directors (“the Board”). Steve Liang owned no shares of our common stock as of June 30, 2020, 2019 or 2018. Charles Liang and his spouse, Sara Liu, our Co-Founder, Senior Vice President and director, jointly owned approximately 10.5% of Ablecom’s capital stock, while Mr. Steve Liang and other family members owned approximately 28.8% of Ablecom’s outstanding common stock as of June 30, 2020. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom as well.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of the company's common stock that he held. The lenders called the loans in October 2018, following the suspension of the company's common stock from trading on NASDAQ in August 2018 and the decline in the market price of the company's common stock in October 2018. As of June 30, 2020, the amount due on the unsecured loan (including principal and accrued interest) was approximately $14.9 million.

Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware.

Mr. Charles Liang is our Chief Executive Officer and Chairman of the Board and is a significant stockholder of our company, and has considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by the economic interests of Mr. Charles Liang and Ms. Sara Liu as stockholders of Ablecom and Mr. Charles

Liang's personal relationship with Ablecom’s Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom or Compuware as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom or Compuware are not as favorable to us as arms-length transactions, our results of operations may be harmed.

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

We market and sell our systems and subsystems and accessories both inside and outside the United States. We intend to expand our international sales efforts, especially into Asia, and we are expanding our business operations in Europe and Asia, particularly in Taiwan, the Netherlands and Japan. In particular, we have made, and continue to make, substantial investments for the purchase of land and the development of new facilities in Taiwan to accommodate our expected growth and the migration of a substantial portion of our contract manufacturing operations from China to Taiwan. While effects of the COVID-19 pandemic have been less severe in Taiwan than other geographic regions to date, no assurances can be given that significant adverse effects will not emerge that could substantially affect our efforts in Taiwan. See also “—The effects of the COVID-19 pandemic has, and will continue to an increasing degree, adversely affect our business operations, financial condition and results of operations, the severity of which remains uncertain.”

Beyond risks associated with the COVID-19 pandemic, our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•	Heightened price sensitivity from customers in emerging markets;

•	Our ability to establish local manufacturing, support and service functions, and to form channel relationships with value added resellers in non-United States markets;

•	Localization of our systems and components, including translation into foreign languages and the associated expenses;

•	Compliance with multiple, conflicting and changing governmental laws and regulations;

•	Foreign currency fluctuations;

•	Limited visibility into sales of our products by our channel partners;

•	Greater concentration of competitors in some foreign markets than in the United States;

•	Laws favoring local competitors;

•	Weaker legal protections of intellectual property rights and mechanisms for enforcing those rights;

•	Market disruptions created by other public health crises in regions outside the United States, such as avian flu, SARS and other diseases;

•	Import and export tariffs;

•	Difficulties in staffing and the costs of managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•	Changing regional economic and political conditions.

These factors could limit our future international sales or otherwise adversely impact our operations or our results of operations.

Our results of operations may be subject to fluctuations based upon our investment in corporate ventures.

We have a 30% minority interest in a China corporate venture that was established to market and sell corporate venture branded systems in China based upon products and technology we supply. We record earnings and losses from the corporate venture using the equity method of accounting. Our loss exposure is limited to the remainder of our equity investment in the corporate venture which as of June 30, 2020 and 2019 was $2.7 million and $1.7 million, respectively. In June 2020, the third-party parent company that controls our corporate venture was placed on a U.S. government export control list, along with several related entities. We currently do not intend to make any additional investment in this corporate venture. See Part II, Item 8, Note 8, “Investment in a Corporate Venture” to the consolidated financial statements in this Annual Report. We may make investments in other corporate ventures. We do not control this corporate venture and any fluctuation in the results of operations of the corporate venture or any other similar transaction that we may enter into in the future could adversely impact, or result in fluctuations in, our results of operations.

Despite following previously issued SEC Staff guidance, the filing of our Annual Report Form 10-K for our fiscal year ended June 30, 2019 (the “2019 10-K”) may not make us “current” in our Exchange Act filing obligations, which means we may not be eligible to use certain forms or rely on certain rules of the SEC.

On December 19, 2019, we filed the 2019 10-K, which constituted a “comprehensive” Annual Report on Form 10-K, or “Super 10-K,” and which contained our audited consolidated balance sheets as of June 30, 2019 and 2018 and the related audited consolidated statements of operations loss, stockholders’ equity and cash flows for the years ended June 30, 2019, 2018 and 2017, along with selected unaudited condensed consolidated financial data for the years ended June 30, 2017 and 2016 Concurrently with filing our 2019 10-K, we filed unaudited quarterly and year to date condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2018, December 31, 2018, and March 31, 2019. On December 20, 2019, we filed our Quarterly report on Form 10-Q for the quarterly period ended September 30, 2019 (the “Q1 2020 10-Q”). We followed previously issued guidance from the staff of the SEC's Division of Corporation Finance (the “Staff”) with respect to filing a comprehensive annual report on Form 10-K where issuers have been delinquent in meeting their periodic reporting requirements with the SEC. In accordance with such guidance, our filing of the 2019 10-K does not necessarily mean that the Staff will conclude that we have complied with all applicable financial statement requirements or complied with all reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”), nor does it foreclose any enforcement action by the SEC with respect to our disclosure, filings or failures to file reports under the Exchange Act. We do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018 or Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2017, December 31, 2017 and March 31, 2018. Without the missing reports, investors may not be able to review certain financial and other disclosures that would have been contained in those reports.

We have identified a material weakness in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

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

We have concluded that our internal control over financial reporting was not effective as of June 30, 2020 due to the existence of a material weakness in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to a material weakness in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Annual Report. While we have initiated remediation measures to address the identified material weakness, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our overall control environment and our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to train, retain and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. If we are unable to successfully complete our remediation efforts in a timely manner and are, therefore, not able to favorably assess the effectiveness of our internal control over financial reporting, this could further cause investors to lose confidence, and our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected.

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

The outcome of litigation arising out of the matters that led to the delay in the filing of our 2017 10-K and our other SEC reports are unpredictable, and any orders, actions or rulings not in our favor could have a material adverse effect on our business, results of operations and financial condition.

Our company and certain of our current and former executive officers are defendants in certain legal proceedings and putative class actions. Please see Part I, Item 3, “Legal Proceedings.” These proceedings have resulted in significant expenses and the diversion of management attention from our business. In addition, the circumstances that led to the delay in the filing of our 2017 10-K have created, and any additional future delay in making our SEC filing may create, the risk of additional litigation and claims by investors and examinations, investigations, proceedings and orders by regulatory authorities. These include a broad range of potential actions that may be taken against us by the SEC or other regulatory agencies, including a cease and desist order, suspension of trading of our securities, deregistration of our securities, sanctioning of our officers and directors and/or the assessment of possible civil monetary penalties. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

We incurred significant expenses related to the matters that led to the delay in the filing of our 2017 10-K and may incur expenses related to the remediation of remaining deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We devoted substantial internal and external resources towards investigating, discovering, understanding and remediating the matters that led to the delay in the filing of our 2017 10-K (all as described in the 2017 10-K). As a result of these efforts, we incurred substantial incremental fees and expenses for additional accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. Specifically, in connection with these efforts, we incurred professional fees of approximately $14 million in fiscal year 2020, $67 million in fiscal year 2019 and $42 million in fiscal year 2018, and we continue to incur additional fees related to remediation in the current fiscal year. In addition, as of and for the year ended June 30, 2020, we recorded a liability of $17.5 million for our SEC settlement of the investigation into our Company's financial accounting for fiscal years 2014 to 2017. We have taken a number of steps in order to strengthen our corporate culture, sales processes, and accounting function so as to allow us to be able to provide timely and accurate financial reporting. To the extent these steps are not successful, we could be required to devote significant additional time and incur significant additional expenses. Even if these steps are successful, we may incur significant legal fees in future periods as we address litigation and regulatory action arising from the matters that led to the delay in the filing our 2017 10-K. The expenses we are incurring in this regard, as well as the substantial time devoted by our management to identify and address the internal control deficiencies, could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control. If we fail to comply with laws and regulations restricting dealings with sanctioned countries or companies and/or persons on restricted lists, we may be subject to civil or criminal penalties. Any future violations could have an adverse impact on our ability to sell our products to United States federal, state and local government and related entities. We have business relationships with companies in China who have been, or may in the future be, added to the restricted party list. We take steps to minimize business disruption when these situations arise; however, we may be required to terminate or modify such relationships if our activities are prohibited by U.S. laws. Further, our association with these parties could subject us to greater scrutiny or reputational harm among current or prospective customers, partners, suppliers, investors, other parties doing business with us or using our products, or the general public.  The United States and other countries continually update their lists of export-controlled items and technologies, and may impose new or more-restrictive export requirements on our products in the future. As a result of regulatory changes, we may be required to obtain licenses or other authorizations to continue supporting existing customers or to supply existing products to new customers in China and elsewhere. Further escalations in trade restrictions, particularly between the United States and China, could impede our ability to sell or support our products.

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

Successful intellectual property claims against us from others could result in significant financial liability or prevent us from operating our business or portions of our business as we currently conduct it or as we may later conduct it. In addition, resolution of claims may require us to redesign our technology to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, indirect sales channel partners or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and divert the attention of our technical and management resources.

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

To execute our growth plan, we must attract additional highly qualified personnel, including additional engineers and executive staff. Competition for qualified personnel is intense, especially in Silicon Valley, where we are headquartered. We have experienced and may continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and integrate additional key employees in a manner that enables us to scale our business and operations effectively, or if we do not maintain competitive compensation policies to retain our employees, our ability to operate effectively and efficiently could be limited.

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

Our corporate headquarters, including our most significant research and development and manufacturing operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. We have also established significant manufacturing and research and development operations in Taiwan which is also subject to seismic activity risks. While we have adopted a business continuity plan, no assurances can be given that our business continuity plan will be effective or we would be able to successfully recover from a significant natural disaster, such as an earthquake, which could have a material adverse impact on our business, operating results, and financial condition. In addition, climate change and natural disasters present operational and business risks to all companies on a global scale.

Our operations could involve the use of regulated materials, and we must comply with environmental, health and safety laws and regulations, which can be expensive, and may affect our business, results of operations and financial condition.

We are subject to federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to materials, including hazardous and toxic materials. If we were to violate or become liable under environmental laws in the future as a result of our inability to obtain permits, human error, accident, equipment failure or other causes, we could be subject to fines, costs or civil or criminal sanctions, face third-party property damage or personal injury claims or be required to incur substantial investigation or remediation costs, which could be material, or experience disruptions in our operations, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, environmental laws could become more stringent over time imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business, results of operations and financial condition.

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition, energy efficiency and recyclability of our products, including EU eco-design requirements for servers and data storage products (Commission Regulation (EU) 2019/424). We are also subject to laws and regulations such as California’s “Proposition 65” which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the State of California to be dangerous, such as lead. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design and/or manufacturing of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

We are also subject to the Section 1502 of the Dodd Frank Act concerning the supply of certain minerals coming from the conflict zones in and around the Democratic Republic of Congo. This United States legislation includes disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. These requirements could affect the cost and ease of sourcing minerals used in the manufacture of semiconductor or other devices. There may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices.

Risks Related to Owning Our Stock

The trading price of our common stock is likely to be volatile, and you might not be able to sell your shares at or above the price at which you purchased the shares.

The trading prices of technology company securities historically have been highly volatile. In addition, the global markets have experienced increased volatility as a result of the COVID-19 pandemic. The trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this filing, that may affect the trading price of our common stock include:

•	The impact of COVID-19 on our business, the global economy and trading markets;

•	The outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders to which we are subject;

•	Actual or anticipated variations in our operating results, including failure to achieve previously provided guidance;

•	Announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	Changes in recommendations by any securities analysts that elect to follow our common stock;

•	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	False or misleading press releases or articles regarding our company or our products;

•	The loss of a key customer;

•	The loss of key personnel;

•	Technological advancements rendering our products less valuable;

•	Lawsuits filed against us, including those described in Part I, Item 3, “Legal Proceedings”;

•	Changes in operating performance and stock market valuations of other companies that sell similar products;

•	Price and volume fluctuations in the overall stock market;

•	Market conditions in our industry, the industries of our customers and the economy as a whole; and

•	Other events or factors, including those resulting from war, incidents of terrorism, political instability or responses to these events.

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

As of July 31, 2020, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 34.8% of our common stock, net of treasury stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	Establish a classified Board of Directors so that not all members of our Board are generally elected at one time

•	Require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	Authorize the issuance of “blank check” preferred stock that our Board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	Limit the ability of our stockholders to call special meetings of stockholders;

•	Prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	Provide that our Board is expressly authorized to adopt, alter or repeal our bylaws; and

•	Establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

As of June 30, 2020, we owned approximately 1,320,000 square feet and leased approximately 810,000 square feet of office and manufacturing space. Our long-lived assets located outside of the United States represented 23.5%, 21.5% and 22.9% of total value of long-lived assets in fiscal years 2020, 2019 and 2018, respectively. See Part II, Item 8, Note 18, “Segment Reporting” to the consolidated financial statements in this Annual Report for a summary of long-lived assets by geographic region.

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 1,097,000 square feet of office and manufacturing space. We lease approximately 5,000 square feet of office space in Jersey City, New Jersey under a lease that expires in January 2022, lease approximately 47,000 square feet of office space in San Jose, California under a lease that expires in January 2022, and lease approximately 246,000 square feet of warehouse space in Fremont, California under a lease that expires in July 2025. Our European headquarters for manufacturing and service operations is located in Den Bosch, the Netherlands where we own approximately 12,000 square feet of office and we lease approximately 203,000 square feet of office and manufacturing space under five leases, which expire in July 2025 and June 2026. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 211,000 square feet of office and manufacturing space on 7.0 acres of land. These manufacturing facilities are pledged as security under the existing term loans with $29.4 million remaining outstanding as of June 30, 2020. Our research and development center, service operations, and warehouse space in Asia are located in an approximately 100,000 square feet facility in Taipei, Taiwan under ten leases that expire at various dates ranging from November 2020 through February 2023 and an approximately 202,000 square feet facility in Taoyuan, Taiwan under eight leases that expire from December 2021 through December 2023. We lease approximately 4,000 square feet of office space in Shanghai and Beijing, China for sales and service operations under two leases that expire in August 2021 and November 2022, respectively. We lease approximately 3,000 square feet of office space in Japan under two leases, which both expire in August 2021. In addition, starting July 2020, we lease an additional 4,900 square feet of office space in Japan that expires in June 2023, in replacement to our two existing leases.

Additionally, we own 36 acres of land in San Jose, California that would allow us to expand our Green Computing Park. We remodeled one warehouse with approximately 310,000 square feet of storage space and completed the construction of a new manufacturing and warehouse building with approximately 182,000 square feet of manufacturing space in August 2015. In fiscal years 2019 and 2020, we continued to engage several contractors for the development and construction of improvements on the property. We completed the construction of a second new manufacturing and warehouse building in the first quarter of fiscal year 2018. We financed this development through our operating cash flows and borrowings from banks.

See Part II, Item 8, Note 10, “Short-term and Long-term Debt” to the consolidated financial statements in this Annual Report for a discussion of our company's debt.

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

On February 8, 2018, two putative class action complaints were filed against us, our CEO, and our former CFO in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming our Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming our former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, we filed a motion to dismiss the complaint. On March 23, 2020, the Court granted our motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 15, 2020, we filed a motion to dismiss the further amended complaint, the hearing for which is calendared for September 23, 2020. We believe the claims are without merit and intend to vigorously defend against the lawsuit.

As previously disclosed, we cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by our management, which irregularities were disclosed on August 31, 2015, and we cooperated with the SEC in its further investigation of the matters underlying our inability to timely file our Form 10-K for the fiscal year ended June 30, 2017 and concerning the publication of a false and widely discredited news article in October 2018 concerning our products. On August 25, 2020, to fully resolve all matters under investigation, we consented to entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (“Order”), as announced by the SEC. We admitted the SEC’s jurisdiction over the Company and the subject matter of the proceedings, but otherwise neither admitted nor denied the SEC’s findings, as described in the Order. We agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13 thereunder. We also agreed to pay a civil money penalty of $17.5 million. In addition, our Chief Executive Officer concluded a settlement with the SEC on August 25, 2020, as announced by the SEC. Our Chief Executive Officer will pay us the sum of $2,122,000 as reimbursement of profits from certain stock sales during the relevant period, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. As of and for the year ended June 30, 2020, we recorded a liability of $17.5 million for our SEC settlement which is included in accrued liabilities and general and administrative expenses in the consolidated financial statements. Our Chief Executive Officer’s payment of $2,122,000 to us is a contingent gain and will be recorded when it is realized.

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

Market Information

We became a public company in March 2007, prior to which there was no public market for our common stock. From March 29, 2007 through August 22, 2018, our common stock traded on the Nasdaq Global Select Market. Effective at the open of business on August 23, 2018, our common stock was suspended from trading on the Nasdaq Global Select Market. Effective March 22, 2019, our common stock was delisted from the Nasdaq Global Select Market, whereupon our common stock was quoted on the OTC Market and traded under the symbol “SMCI.” On January 14, 2020, our common stock was relisted on the NASDAQ Global Select Market under the symbol “SMCI".

Holders

As of July 31, 2020, there were 30 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Under the terms of the credit agreement with Bank of America, as amended, we may not pay any dividends.

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

The performance graph used in our Annual Report on Form 10-K for the year ended June 30, 2019 (the "FY2019 Annual Report") included the cumulative total shareholder return of our peer issuers’ common stock for comparing against the cumulative total shareholder return on our common stock as our common stock had been delisted from the Nasdaq Global Select Market. On January 14, 2020, our common stock was relisted on the Nasdaq Global Select Market. For the Annual Report on Form 10-K for the fiscal year ending June 30, 2021 (the "FY2021 Annual Report") and onward, we will no longer use the performance of our peer issuers’ common stock to compare against the performance of our common stock, and we will use the NASDAQ Composite Index and NASDAQ Computer Index for comparing against the performance of our common stock beginning with the performance graph contained within this Annual Report on Form 10-K.

The following graph compares our cumulative five-year total stockholder return on our common stock with the cumulative return of the Nasdaq Computer Index, the Nasdaq Composite Index and an industry peer group, which we refer to as the FY2020 Peer Group, consisting of: Cray Inc., Extreme Networks, Inc., Infinera Corporation, NetApp, Inc., and NetGear, Inc. Such FY2020 Peer Group is the same as the peer group used in the FY2019 Annual Report to allow easier comparability to the prior year given we do not intend to use such peer group for the FY2021 Annual Report as described above. Cray Inc. was acquired in September 2019. In selecting the companies for inclusion, we considered and selected companies with similar industry comparability, net revenues, and operating income as our company.

The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the Nasdaq Computer Index, the Nasdaq Composite Index and the FY2020 Peer Group, on June 30, 2015 and our relative performance tracked through June 30, 2020. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	6/30/2015	6/30/2016	6/30/2017	6/30/2018	6/30/2019	6/30/2020
Super Micro Computer, Inc.	100.00	84.01	83.33	79.95	65.42	95.98
FY2020 Peer Group	100.00	96.08	103.58	159.66	132.35	83.55
Nasdaq Composite Index	100.00	97.11	123.13	150.60	160.55	201.71
Nasdaq Computer Index	100.00	101.41	138.22	178.95	193.66	277.44

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.        Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of June 30, 2020 and 2019, the consolidated statement of operations data and the stock-based compensation data for the years ended June 30, 2020, 2019 and 2018 from our audited consolidated financial statements and accompanying notes included in this Annual Report. The consolidated balance sheet data as of June 30, 2018, 2017 and 2016, the consolidated statement of operations data and stock-based compensation data for the years ended June 30, 2017 and 2016 are derived from our audited consolidated financial statements which are not included in this Annual Report. Operating results for any year are not necessarily indicative of results to be expected for any future periods.

	Years Ended June 30,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$3,339,281	$3,500,360	$3,360,492	$2,484,929	$2,225,022
Cost of sales	2,813,071	3,004,838	2,930,498	2,134,971	1,894,521
Gross profit	526,210	495,522	429,994	349,958	330,501
Operating expenses:
Research and development	221,478	179,907	165,104	143,992	124,223
Sales and marketing	85,137	77,154	71,579	66,445	58,338
General and administrative	133,941	141,228	98,597	44,646	40,449
Total operating expenses	440,556	398,289	335,280	255,083	223,010
Income from operations	85,654	97,233	94,714	94,875	107,491
Other income (expense), net	1,410	(1,020)	(773)	(984)	1,507
Interest expense	(2,236)	(6,690)	(5,726)	(2,300)	(1,594)
Income before income tax provision	84,828	89,523	88,215	91,591	107,404
Income tax provision	(2,922)	(14,884)	(38,443)	(24,434)	(35,323)
Share of income (loss) from equity investee, net of taxes	2,402	(2,721)	(3,607)	(303)	—
Net income	$84,308	$71,918	$46,165	$66,854	$72,081
Net income per common share:
Basic	$1.65	$1.44	$0.94	$1.38	$1.50
Diluted	$1.60	$1.39	$0.89	$1.29	$1.39
Shares used in per share calculation:
Basic	50,987	49,917	49,345	48,383	47,917
Diluted	52,838	51,716	52,151	51,679	51,836

	As of June 30,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$210,533	$248,164	$115,377	$110,606	$178,820
Working capital	885,126	815,802	719,321	588,636	544,698
Total assets	1,918,646	1,682,594	1,769,505	1,515,130	1,191,483
Long-term obligations	145,304	135,449	114,296	68,754	85,200
Total stockholders’ equity	1,065,707	941,176	843,652	773,846	696,653

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

Nasdaq Relisting of our Common Stock

As a result of the delay in filing our periodic reports with the SEC and failure to hold an annual meeting, we were unable to comply with the Nasdaq listing standards and our common stock was suspended from trading on the Nasdaq Global Select Market effective August 23, 2018 and formally delisted effective March 22, 2019. Following the suspension of trading, our common stock was quoted on the OTC Market and traded under the symbol “SMCI.” On January 14, 2020, our common stock was relisted on the NASDAQ Global Select Market under the symbol “SMCI". For further information regarding trading in our common stock, refer to Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

Overview

We are a global leader and innovator of application-optimized high performance and high-efficiency server and storage systems for a variety of markets, including enterprise data centers, cloud computing, artificial intelligence, 5G and edge computing. Our solutions include complete servers, storage systems, modular blade servers, blades, workstations, full racks, networking devices, server management software, and server sub-systems. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2020, 2019 and 2018, our net income was $84.3 million, $71.9 million and $46.2 million, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of Intel Corporation, Advanced Micro Devices, Inc., Nvidia Corporation, Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Coronavirus (COVID-19) Pandemic Impact

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption for many businesses worldwide. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” shelter in place, and practice social distancing when engaging in essential activities. We are an essential critical infrastructure (information technology) business under the relevant Federal, State and County regulations. In late March, we responded to the directives from Santa Clara County and the State of California regarding shelter in place instructions to combat the spread of COVID-19. Our first priority is the safety of our workforce and we immediately began to implement numerous health precautions and work practices to operate in a safe manner.

We quickly transitioned most of our indirect labor forces to work from home and continued to operate our local assembly in Taiwan and, after an initial period of disruption, in the United States and Europe. We operate in the critical industry of IT infrastructure and we assessed our customer base to identify priority customers who operate in critical industries. We continue to see ongoing demand as we enter the first quarter of fiscal year 2021 and do not have significant direct exposure to industries such as retail and oil and gas, which have been impacted the greatest. As time passes, we may discover greater indirect exposure to distressed industries through our channel partners and OEM customers.

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

Logistics has emerged as a new challenge as globally the transportation industry restricted the frequency of departures and increased logistics costs. We experienced increased costs in freight as well as direct labor costs as we incentivized our employees to continue to work and assist us in serving our customers, many of whom are in critical industries. We expect this trend to continue for the duration of the uncertainties related to the COVID-19 pandemic.

We monitor the credit profile and payment history of our customers to evaluate risk in specific industries or geographic areas where cash flow may be disrupted. While we believe that we are adequately capitalized, we actively manage our liquidity needs. In May 2020, we negotiated an extension of our credit facility with Bank of America to extend the maturity date to June 2021. In June 2020, we entered into a ten-year, non-revolving term loan facility with China Trust and Bank Corp ("CTBC Bank") to obtain financing for use in the expansion and renovation of the our Bade Manufacturing Facility located in Taiwan.

Our management team is focused on guiding our company through the unfolding and emerging challenges presented by COVID-19. Currently, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations within the next 12 months.

Financial Highlights

The following is a summary of financial highlights of fiscal years 2020 and 2019:

•	Net sales declined by 4.6% in fiscal year 2020 as compared to fiscal year 2019.

•
Gross margin increased to 15.8% in fiscal year 2020 from 14.2% in fiscal year 2019, primarily due to lower prices for key components and increased services and software revenues that have higher margins.

•
Operating expenses increased by 10.6% in fiscal year 2020 as compared to fiscal year 2019, primarily due to the special performance bonuses to our employees and the accrual for our settlement with the SEC.

•
Net income increased to $84.3 million in fiscal year 2020 as compared to $71.9 million in fiscal year 2019, which was primarily due to a reduction in our effective tax rate to 3.4% in fiscal year 2020 as compared to 16.6% in fiscal year 2019.

•
Our cash and cash equivalents were $210.5 million and $248.2 million at the end of fiscal years 2020 and 2019, respectively. In fiscal year 2020, we used net cash of $49.8 million, of which $30.3 million was used in operating activities related primarily to additional working capital requirements such as building increased inventories of critical components. We also invested $44.3 million in purchases of property and equipment, including construction of a new facility in San Jose, California, and generated $23.8 million in financing activities primarily from the proceeds from exercises of stock options.

Subsequent Events

For details, see Part II, Item 8, Note 20, “Subsequent Events” in our notes to the consolidated financial statements in this Annual Report.

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

Product sales. We recognize revenue from sales of products as control is transferred to customers, which generally happens at the point of shipment or upon delivery, unless customer acceptance is uncertain.  Products sold are delivered via shipment from our facilities or drop shipment directly to our customer from our vendor. We may use distributors to sell products to end customers. Revenue from distributors is recognized when the distributor obtains control of the product, which generally happens at the point of shipment or upon delivery.

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

We consider shipping & handling activities as costs to fulfill the sales of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of sales. Taxes imposed by governmental authorities on our revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales and included in operating expenses.

Product Warranties

We offer product warranties typically ranging from 15 to 39 months against any defective products. These standard warranties are assurance type warranties and we do not offer any services beyond the assurance that the product will continue working as specified. Therefore, these warranties are not considered separate performance obligations in the arrangement. Based on historical experience, we accrue for estimated returns of defective products at the time revenue is recognized. We monitor warranty obligations and may make revisions to our warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are recorded to cost of sales and included in accrued liabilities and other long-term liabilities. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions, changes in the volume of claims compared with our historical experience, and the changes in the cost of servicing warranty claims. We account for the effect of such changes in estimates prospectively.

Inventories

Inventories are stated at lower of cost, using weighted average cost method, or net realizable value. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of purchased parts and raw materials (principally electronic components), work in process (principally products being assembled) and finished goods. We evaluate inventory on a quarterly basis for lower of cost or net realizable value and excess and obsolescence and, as necessary, write down the valuation of inventories based upon our inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors. Once inventory is written down, its new value is maintained until it is sold or scrapped.
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

Stock-Based Compensation

We measure and recognize compensation expense for all share-based awards made to employees and non-employees, including stock options, restricted stock units ("RSUs") and performance-based restricted stock units (“PRSUs”). We recognize the grant date fair value of all share-based awards over the requisite service period and account for forfeitures as they occur. Stock option and RSU awards are recognized to expense on a straight-line basis over the requisite service period. PRSU awards are recognized to expense using an accelerated method only when it is probable that a performance condition is met during the vesting period. If it is not probable, no expense is recognized and the previously recognized expense is reversed. We base initial accrual of compensation expense on the estimated number of PRSUs that are expected to vest over the requisite service period.

That estimate is revised if subsequent information indicates that the actual number of PRSUs is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs expected to vest is recognized in stock-based compensation expense in the period of the change. Previously recognized compensation expense is not reversed if vested stock options, RSUs or PRSUs for which the requisite service has been rendered and the performance condition has been met expire unexercised or are not settled.

The fair value of RSUs and PRSUs is based on the closing market price of our common stock on the date of grant. We estimate the fair value of stock options granted using a Black-Scholes option pricing model. This model requires us to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of our common stock. The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience. The expected volatility is based on the historical volatility of our common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

We have concluded that Ablecom Technology, Inc. ("Ablecom") and its affiliate, Compuware Technology, Inc. ("Compuware"), are VIEs; however, we are not the primary beneficiary as we do not have the power to direct the activities that are most significant to the entities and therefore, we do not consolidate these entities. In performing this analysis, we considered our explicit arrangements with Ablecom and Compuware, including all contractual arrangements with these entities. Also, as a result of the substantial related party relationships between us and these two companies, we considered whether any implicit arrangements exist that would cause us to protect these related parties’ interests from suffering losses. We determined that no material implicit arrangements exist with Ablecom, Compuware, or their shareholders.

We and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the “Management Company”) in Taiwan to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities. In fiscal year 2012, each party contributed $0.2 million for a 50% ownership interest of the Management Company. We have concluded that the Management Company is a VIE and we are the primary beneficiary as we have the power to direct the activities that are most significant to the Management Company. For the fiscal years ended 2020, 2019 and 2018, the accounts of the Management Company were consolidated with our accounts, and a noncontrolling interest was recorded for Ablecom’s interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom’s interest was not material for the periods presented and was included in general and administrative expenses in our consolidated statements of operations.

Results of Operations

The following table presents certain items of our consolidated statements of operations expressed as a percentage of revenue.

	Years Ended June 30,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.2%	85.8%	87.2%
Gross profit	15.8%	14.2%	12.8%
Operating expenses:
Research and development	6.6%	5.1%	4.9%
Sales and marketing	2.5%	2.2%	2.1%
General and administrative	4.1%	4.0%	2.9%
Total operating expenses	13.2%	11.3%	9.9%
Income from operations	2.6%	2.9%	2.9%
Other (expense) income, net	—%	—%	—%
Interest expense	(0.1)%	(0.2)%	(0.2)%
Income before income tax provision	2.5%	2.7%	2.7%
Income tax provision	(0.1)%	(0.4)%	(1.1)%
Share of income (loss) from equity investee, net of taxes	0.1%	(0.1)%	(0.1)%
Net income	2.5%	2.2%	1.5%

Net Sales

Net sales consist of sales of our server and storage solutions, including systems and related services and subsystems and accessories. The main factors that impact our net sales of our server and storage systems are the number of compute nodes sold and the average selling prices per node. The main factors that impact our net sales of our subsystems and accessories are units shipped and the average selling price per unit. The prices for our server and storage systems range widely depending upon the configuration, including the number of compute nodes in a server system as well as the level of integration of key components such as SSDs and memory. The prices for our subsystems and accessories can also vary widely based on whether a customer is purchasing power supplies, server boards, chassis or other accessories.

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

The following table presents net sales by product type for fiscal years 2020, 2019 and 2018 (dollars in millions):

	Years Ended June 30,			2020 over 2019 Change		2019 over 2018 Change
	2020	2019	2018	$	%	$	%
Server and storage systems	$2,620.8	$2,858.7	$2,663.6	$(237.9)	(8.3)%	$195.1	7.3%
Percentage of total net sales	78.5%	81.7%	79.3%
Subsystems and accessories	718.5	641.7	696.9	76.8	12.0%	(55.2)	(7.9)%
Percentage of total net sales	21.5%	18.3%	20.7%
Total net sales	$3,339.3	$3,500.4	$3,360.5	$(161.1)	(4.6)%	$139.9	4.2%

Fiscal Year 2020 Compared with Fiscal Year 2019

During fiscal year 2020 we continued to experience a steady demand for server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year decrease in net sales of server and storage systems was primarily due to a decrease of average selling prices per compute node by approximately 11%, offset by a slight increase in the number of units of compute nodes sold. We typically adjust our prices as component costs rise and fall. The decline in average selling prices was primarily due to substantially lower costs for key components, specifically for memory and storage, as compared to the previous fiscal year. Our services and software revenue, included in server and storage systems revenue, increased by $39.8 million year-over-year. The year-over-year increase in net sales of subsystems and accessories was primarily due to an increase of approximately 19% in the volume of subsystems and accessories sold, mainly due to increased demand from our indirect sales channel offset by an approximately 6% decrease in average selling prices due primarily to the decrease in costs of the components.

Fiscal Year 2019 Compared with Fiscal Year 2018

The year-over-year increase in server and storage systems sales was primarily due to an increase of average selling price per compute node by approximately 15%, offset by a decrease of approximately 8% in the number of units of compute nodes sold. The decrease in the number of units of compute notes was primarily attributable to an overall market slowdown in the second half of fiscal year 2019. The increase in the average selling prices of our server and storage systems was primarily due to higher sales of our complete systems configured with higher density computing and more memory and storage capacity. During the first half of fiscal year 2019, we increased our average selling prices primarily to remain consistent with the increases in the cost of memory and SSDs on a year-over year basis. During October 2018, a 10% tariff was applied to certain key components made in China and was partially incorporated into our average selling prices to the extent that component sourcing alternatives were not available. As costs for memory and SSDs began to decline in the second half of fiscal year 2019, our average selling prices to customers declined accordingly. Our services revenue, included in server and storage systems revenue, increased by $41.6 million year-over-year. The year-over-year decrease in net sales of our subsystems and accessories in fiscal year 2019 was primarily due to a decrease of average selling prices of approximately 8%.

The following table presents the percentages of net sales from products sold through our indirect sales channel and to our direct customers and OEMs for fiscal years 2020, 2019 and 2018 (dollars in millions):

	Years Ended June 30,			2020 over 2019 Change		2019 over 2018 Change
	2020	2019	2018	$	%	$	%
Indirect sales channel	$1,771.6	$1,376.7	$1,395.8	$394.9	28.7%	$(19.1)	(1.4)%
Percentage of total net sales	53.1%	39.3%	41.5%
Direct customers and OEMs	1,567.7	2,123.7	1,964.7	(556.0)	(26.2)%	159.0	8.1%
Percentage of total net sales	46.9%	60.7%	58.5%
Total net sales	$3,339.3	$3,500.4	$3,360.5	$(161.1)	(4.6)%	$139.9	4.2%

Fiscal Year 2020 Compared with Fiscal Year 2019

The period-over-period increase in net sales through our indirect sales channel was primarily due to increased demand from the channel supporting large end users and partially offset by the lower average selling prices for our server and storage systems, caused by lower component pricing. Some direct customers also elected to move a part or all of their purchases to be through an indirect sales channel. The period-over-period decrease in net sales to our direct customers and OEMs was primarily due to a decline in demand from our internet datacenter and cloud customers and our enterprise datacenter customers.

Fiscal Year 2019 Compared with Fiscal Year 2018

The year-over-year decrease in net sales through our indirect sales channel was primarily due to the higher sales to our direct customers and OEMs. The year-over-year increase in net sales to direct customers and OEMs was primarily due to higher sales of our server and storage systems to internet data center and cloud, enterprise and OEM customers.

The following table presents percentages of net sales by geographic region for fiscal years 2020, 2019 and 2018 (dollars in millions):

	Years Ended June 30,			2020 over 2019 Change		2019 over 2018 Change
	2020	2019	2018	$	%	$	%
United States	$1,957.3	$2,032.9	$1,902.1	$(75.6)	(3.7)%	$130.8	6.9%
Percentage of total net sales	58.6%	58.1%	56.6%
Asia	650.7	712.2	762.7	(61.5)	(8.6)%	(50.5)	(6.6)%
Percentage of total net sales	19.5%	20.3%	22.7%
Europe	598.6	611.0	547.5	(12.4)	(2.0)%	63.5	11.6%
Percentage of total net sales	17.9%	17.5%	16.3%
Others	132.7	144.3	148.2	(11.6)	(8.0)%	(3.9)	(2.6)%
Percentage of total net sales	4.0%	4.1%	4.4%
Total net sales	$3,339.3	$3,500.4	$3,360.5

Fiscal Year 2020 Compared with Fiscal Year 2019

The year-over-year decrease in net sales in the United States was primarily due to a decrease in net sales of our server and storage systems to our direct customers and OEMs. The year-over-year decrease in net sales in Asia was primarily due to a decrease in net sales of our server and storage systems to OEMs in China, India and Japan, partially offset by a slight increase in the net sales of subsystems and accessories in China and of server and storage systems in the rest of Asia region. The year-over-year decrease in net sales in Europe was primarily due to a decrease in net sales of our server and storage systems to our direct customers and OEMs in the Netherlands, partially offset by an increase in net sales of our subsystems and accessories to our indirect sales channel in Germany and an increase in sales to our indirect sales channel in France.

Fiscal Year 2019 Compared with Fiscal Year 2018

The year-over-year increase in net sales in the United States was primarily due to the higher sales of our server and storage systems to our direct customers and OEMs. The year-over-year decrease in net sales in Asia was due primarily to decreased sales through our indirect sales channel in China, partially offset by increased sales in Taiwan to enterprise datacenter customers. The increased percentage of net sales in Europe was primarily due to higher sales in the Netherlands to enterprise and cloud computing customers.

Cost of Sales and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel expenses, including salaries, benefits, stock-based compensation and incentive bonuses, equipment and facility expenses, warranty costs and inventory excess and obsolescence provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include purchased parts and material costs, shipping costs, salary and benefits and overhead costs related to production. Cost of sales as a percentage of net sales may increase over time if decreases in average selling prices are not offset by corresponding decreases in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on the cost of materials and market conditions. As a result, our cost of sales as a percentage of net sales in any period can increase due to significant component price increases resulting from component shortages.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facility in San Jose, California. During the fiscal years 2020, we continued to expand manufacturing and service operations in Taiwan primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware combined represented 10.1%, 9.2% and 9.0% of our cost of sales for fiscal years 2020, 2019 and 2018, respectively. For further details on our dealings with related parties, see Part II, Item 8, Note 13, “Related Party Transactions.”

Cost of sales and gross margin for fiscal years 2020, 2019 and 2018, are as follows (dollars in millions):

	Years Ended June 30,			2020 over 2019 Change		2019 over 2018 Change
	2020	2019	2018	$	%	$	%
Cost of sales	$2,813.1	$3,004.8	$2,930.5	$(191.7)	(6.4)%	$74.3	2.5%
Gross profit	526.2	495.5	430.0	30.7	6.2%	65.5	15.2%
Gross margin	15.8%	14.2%	12.8%		1.6%		1.4%

Fiscal Year 2020 Compared with Fiscal Year 2019

The year-over-year decrease in cost of sales was primarily attributable to a decrease of $214.3 million in inventory costs related primarily to the decrease in the prices of components and a decrease of $14.6 million in the provision of excess inventory and obsolescence due to fewer excess and obsolescence items identified in the fiscal year 2020. This was offset by an increase of $19.6 million in overhead costs attributable primarily to increased tariffs and an increase of $11.3 million in personnel expenses, which included a special performance bonus of $4.1 million. Warranty and repairs costs also increased by $5.7 million in the fiscal year 2020 as compared to the fiscal year 2019.

The period-over-period increase in the gross margin percentage was primarily due to sales prices declining at a slower rate than the decline in the costs of components and due to the increase in services and software revenue which have higher margins than product sales. Since the start of the COVID-19 pandemic, we have experienced an increase in both logistics costs as well as direct labor costs as we incentivize our employees to continue to work and assist us in serving our customers. This increase in costs negatively impacts our gross margins, and we expect these higher costs to continue for the duration of the COVID-19 pandemic.

Fiscal Year 2019 Compared with Fiscal Year 2018

The year-over-year decrease in cost of sales was primarily attributable to an increase of $25.8 million in inventory costs related to the increase in net sales volume, increased expense of $23.3 million in the provision for excess inventory and obsolescence, an increase in overhead costs of $10.7 million attributable to increased tariffs for import of components from China, an increase of $8.6 million in compensation and benefits including stock-based compensation as a result of an increase in annual salaries and benefits and an increase in the number of operations personnel, and an increase of warranty provision of $5.4 million related to the increase in net sales.

The year-over-year increase in the gross margin percentage was primarily due to lower costs of memory and SSDs components in the second half of fiscal year 2019 and the timing of adjusting our average selling prices, as well as the increase in services and software revenue which have higher margins than product sales. In addition, in fiscal year 2020 as compared with fiscal year 2019, we had lower net sales in Asia where pricing is typically lower and the market there is more competitive which resulted in a shift in geographic mix that had a positive impact on our gross margin percentage.

Operating Expenses

Research and development expenses consist of personnel expenses, including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our research and development personnel, as well as product development costs such as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering funding from certain suppliers and customers for joint development. Under these arrangements, we are reimbursed for certain research and development costs that we incur as part of the joint development efforts with our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

Sales and marketing expenses consist primarily of personnel expenses, including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our sales and marketing personnel, costs for tradeshows, independent sales representative fees and marketing programs. From time to time, we receive cooperative marketing funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. The timing, magnitude and estimated usage of these programs can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, reimbursed by our suppliers, typically increases in connection with new product releases by our suppliers.

General and administrative expenses consist primarily of general corporate costs, including personnel expenses such as salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our general and administrative personnel, financial reporting, information technology, corporate governance and compliance, outside legal, audit, tax fees, insurance and bad debt reserves on accounts receivable.

Operating expenses for fiscal years 2020, 2019 and 2018 are as follows (dollars in millions):

	Years Ended June 30,			2020 over 2019 Change		2019 over 2018 Change
	2020	2019	2018	$	%	$	%
Research and development	$221.5	$179.9	$165.1	$41.6	23.1%	$14.8	9.0%
Sales and marketing	85.1	77.2	71.6	7.9	10.2%	5.6	7.8%
General and administrative	133.9	141.2	98.6	(7.3)	(5.2)%	42.6	43.2%
Total operating expenses	$440.5	$398.3	$335.3	42.2	10.6%	63.0	18.8%

Fiscal Year 2020 Compared with Fiscal Year 2019

The year-over-year increase in research and development expenses was primarily due to an increase of $41.3 million in personnel expenses as a result of an increase in the number of research and development employees and a special performance bonus of $17.3 million, a decrease of $0.7 million in reimbursements received for certain research and development costs that we incurred as part of joint product development; an increase of $6.7 million in costs mainly related to materials, supplies and equipment used in product development; and an increase of $1.8 million in facilities expenses. During fiscal year 2020, we also recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred expenses for one canceled joint product development agreement.

The year-over-year increase in sales and marketing expenses was primarily due to an increase of $8.1 million in personnel expenses as a result of an increase in the number of sales and marketing personnel and a special performance bonus of $1.8 million

The year-over-year decrease in general and administrative expenses was due to a decrease of $33.9 million in professional fees that were primarily incurred to investigate, assess and begin remediating the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements; a decrease of $10.2 million in bad debt provision expenses due to recovery of previously provisioned receivables from certain international customers, offset by an increase of $17.5 million related to an expense accrual for the settlement with the SEC; an increase of $14.1 million in personnel expenses as a result of an increase in the number of personnel and a special performance bonus of $4.5 million; an increase of $3.2 million in insurance expense; and an increase of $1.7 million related primarily to facilities expenses.

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

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other income (expense), net for fiscal years 2020, 2019 and 2018 are as follows (dollars in millions):

	Years Ended June 30,			2020 over 2019 Change		2019 over 2018 Change
	2020	2019	2018	$	%	$	%
Other income (expense), net	$1.4	$(1.0)	$(0.8)	$2.4	(240.0)%	$(0.2)	25.0%
Interest expense	(2.2)	(6.7)	(5.7)	4.5	(67.2)%	(1.0)	17.5%
Interest and other expense, net	$(0.8)	$(7.7)	$(6.5)	$6.9	(89.6)%	$(1.2)	18.5%

Fiscal Year 2020 Compared with Fiscal Year 2019

The year-over-year change in interest expense of $4.5 million is primarily a result of lower interest rates and reduced levels of borrowings in fiscal year 2020 as compared to fiscal year 2019. The change of $2.4 million in other income (expense), net was attributable to an increase of $1.6 million in interest income on our interest bearing deposits and a decrease of $0.8 million in other expenses.

Fiscal Year 2019 Compared with Fiscal Year 2018

The year-over-year increase in interest and other expense, net was primarily due to an increase of $1.0 million in interest expense related to amortization of loan origination fees in connection with refinancing of our debt in the last quarter of fiscal year 2018, an increase in other expense of $2.1 million as a result of an impairment recorded for certain investments, offset by an increase of $1.9 million attributable to increase in interest income on our interest bearing deposits and foreign exchange gain due to favorable foreign currency fluctuations.

Provision for Income Taxes

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, primarily the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, releases from uncertain tax positions, tax benefits from foreign derived intangible income and stock based compensation. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Part II, Item 8, Note 15, “Income Taxes” to the consolidated financial statements in this Annual Report.

Provision for income taxes and effective tax rates for fiscal years 2020, 2019 and 2018 are as follows (dollars in millions):

	Years Ended June 30,			2020 over 2019 Change		2019 over 2018 Change
	2020	2019	2018	$	%	$	%
Income tax provision	$2.9	$14.9	$38.4	$(12.0)	(80.5)%	$(23.5)	(61.2)%
Effective tax rate	3.4%	16.6%	43.6%

Fiscal Year 2020 Compared with Fiscal Year 2019

The year-over-year decrease in the effective tax rate was primarily due to an increase in tax benefits from research and development tax credits, stock based compensation, releases of uncertain tax positions, and U.S. sales to foreign jurisdictions, partially offset by the tax impact from the non-deductible settlement with the SEC.

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

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as working capital. Our cash and cash equivalents were $210.5 million and $248.2 million as of June 30, 2020 and 2019, respectively. Our cash in foreign locations was $98.0 million and $124.6 million as of June 30, 2020 and 2019, respectively.
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs. Repatriations generally will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through operating cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be generally sufficient to support our operating businesses, expansion of our manufacturing facilities, continued remediation of the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, and maturing debt and interest payments for the twelve months following the issuance of these consolidated financial statements. We expect to pay special performance bonuses of approximately $8.6 million to our CEO and certain members of the Board of Directors within the next two years when and if specified market and performance conditions are met. In addition, we made a settlement payment of $17.5 million to the SEC in connection with the conclusion of the ongoing investigations in August 2020.

On August 9, 2020, our Board of Directors approved a share repurchase program to repurchase shares of common stock for up to $30.0 million at prevailing prices in the open market. The share repurchase program is effective until December 31, 2020 or until the maximum amount of common stock is repurchased.

Our key cash flow metrics were as follows (dollars in millions):

	Years Ended June 30,			2020 over 2019	2019 over 2018
	2020	2019	2018
Net cash (used in) provided by operating activities	$(30.3)	$262.6	$84.3	$(292.9)	$178.3
Net cash used in investing activities	$(43.6)	$(24.8)	$(25.9)	$(18.8)	$1.1
Net cash provided by (used in) financing activities	$23.8	$(95.8)	$(50.8)	$119.6	$(45.0)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(49.8)	$141.8	$7.6	$(191.6)	$134.2

Operating Activities

Net cash provided by operating activities decreased by $292.9 million for fiscal year 2020 as compared to fiscal year 2019. While net income increased by $12.4 million in fiscal year 2020 as compared to fiscal year 2019, the decrease in cash flows from operating activities was due primarily to an increase of cash used for net working capital requirements of $281.3 million, including a $181.3 million increase in inventories to meet customer demand, support expected business growth and mitigate supply chain risk due to the COVID-19 pandemic environment. Non-cash charges related to excess and obsolete inventory decreased by $14.6 million, related to bad debt reserve decreased by $10.1 million, related to income (loss) from equity investee decreased by $5.1 million, and related to impairment of investments decreased by $2.7 million in fiscal year 2020 compared to fiscal year 2019. These decreases were offset by an increase of $8.9 million in the non-cash charges related to the change in our deferred income tax assets, unrealized losses on our foreign currency-denominated credit facilities, and depreciation and amortization expense resulting from the amortization of operating lease right-of-use assets.

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

Investing Activities

Net cash used in investing activities was $43.6 million, $24.8 million and $25.9 million for the fiscal years 2020, 2019 and 2018, respectively, as we invested in our Green Computing Park in San Jose to expand our capacity and office space we purchased and expanded our Bade Facility in Taiwan and made purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities decreased by $119.6 million for fiscal year 2020 as compared to fiscal year 2019 primarily due to decreased net repayments of debt of $96.4 million, and cash receipts from exercises of stock options of $28.3 million offset by increased cash payments for withholding taxes from the vesting of restricted stock of $5.2 million. Net cash used in financing activities increased by $45.0 million for fiscal year 2019 as compared to fiscal year 2018 primarily due to increased debt repayments of $43.1 million.

Other Factors Affecting Liquidity and Capital Resources

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, as amended in January and June 2019, we entered into a revolving line of credit with Bank of America (the "2018 Bank of America Credit Facility") for up to $250.0 million. In May 2020, we entered into a third amendment to extend the maturity from June 30, 2020 to June 30, 2021, release the real property as a collateral, modify certain payments and covenants provisions, specify that LIBOR cannot be less than 1% for purposes of determining interest rates, and increase the unused line fee from 0.25% per annum to 0.375% per annum. Interest shall accrue at LIBOR plus 2.00% on outstanding borrowings less than $125.0 million and LIBOR plus 2.25% on outstanding borrowings in excess of $125.0 million. As of June 30, 2020, we had no outstanding borrowings and we had a $6.4 million letter of credit outstanding under this facility. Our available borrowing capacity was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms. In the event of default or if outstanding borrowings are in excess of $220.0 million, we are required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of our deposit accounts. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. The 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. In addition, we are not permitted to pay any dividends. Under the terms of the 2018 Bank of America Credit Facility agreement, we are required to maintain a certain fixed charge ratio and we have been in compliance with all covenants under the 2018 Bank of America Credit Facility.

CTBC Bank

2019 CTBC Credit Facility

In June 2019, we entered into a credit agreement with CTBC Bank in Taiwan that provides for term loans denominated in NTD of up to $50.0 million (the "2019 CTBC Credit Facility") and had an original maturity of June 30, 2020. We have since extended the maturity of the 2019 CTBC Credit Facility to August 31, 2021. During the year ended June 30, 2020, we borrowed and repaid $10.0 million under the revolving line of credit. The total outstanding borrowings under the 2019 CTBC Credit Facility were $23.7 million as of June 30, 2020. The amount available for future borrowing was $26.3 million as of June 30, 2020. The interest rate for these outstanding term loans was 0.45% per annum as of June 30, 2020. Term loans are secured by certain of our assets, including certain property, plant, and equipment. There are no financial covenants under the 2019 CTBC Credit Facility.

2020 CTBC Term Loan Facility

In June 2020, we entered into a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to obtain up to NTD 1.2 billion ($40.7 million in U.S. dollar equivalents) in financing for use in the expansion and renovation of our Bade Manufacturing Facility located in Taiwan. Drawdowns on the 2020 CTBC Term Loan Facility are based on 80% of balances owed on commercial invoices from the contractor and are drawn according to the progress of the renovations. Borrowings under the 2020 CTBC Term Loan Facility are available through June 2022. We are required to pay against total outstanding principal and interest in equal monthly installments starting June 2023 and continuing through the maturity date of June 2030. The 2020 CTBC Term Loan Facility is secured by the Bade Manufacturing Facility, including any expansion. Fees paid to the lender as debt issuance costs were immaterial. We borrowed $5.7 million in June 2020 with a rate of 0.45% per annum. As of June 30, 2020, the amount outstanding under the 2020 CTBC Term Loan Facility was $5.7 million and the net book value of the property serving as collateral was $10.1 million. We have financial covenants requiring our current ratio, debt service coverage ratio, and financial debt ratio, to be maintained at certain levels. We have been in compliance with all financial covenants under the 2020 CTBC Term Loan Facility.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2020:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$7,073	$9,942	$8,530	$956	$26,501
Debt, including interest (1)	23,740	70	1,675	4,055	29,540
Purchase commitments (2)	192,419	1,181	—	—	193,600
Total (3)	$223,232	$11,193	$10,205	$5,011	$249,641

__________________________

(1)
Amount reflects total anticipated cash payments, including anticipated interest payments based on the interest rates under our 2018 Bank of America Credit Facility, our 2019 CTBC Credit Facility and 2020 CTBC Credit Facility at June 30, 2020.

(2)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers or vendors. See Part II, Item 8, Note 16, “Commitments and Contingencies” to the consolidated financial statements in this Annual Report for a discussion of purchase commitments.

(3)
The table above excludes liabilities for deferred revenue of $203.8 million and unrecognized tax benefits and related interest and penalties accrual of $15.5 million. Deferred revenue represents billed services in advance which include extended warranty, on-site technical support, and software maintenance. We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Part II, Item 8, Note 15, “Income Taxes” to the consolidated financial statements in this Annual Report for a discussion of income taxes.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2020, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.45% to 3.0% at June 30, 2020. Based on the outstanding principal indebtedness of $29.4 million under our credit facilities as of June 30, 2020, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange (loss) gain for fiscal years 2020, 2019 and 2018 was $(1.4) million, $0.5 million and $(0.6) million, respectively.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Super Micro Computer, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the "Company") as of June 30,2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 28, 2020, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
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
Variable Interest Entities and Related Party Transactions - Refer to Notes 1 and 13 to the financial statements
Critical Audit Matter Description
The Company has a variety of business relationships defined by various agreements with Ablecom Technology, Inc. (“Ablecom”) and its affiliate, Compuware Technology, Inc. ("Compuware"). Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Purchases from Ablecom and Compuware were $160.1 million and $131.8 million, respectively, for the fiscal year ended June 30, 2020. Net sales to Compuware as a distributor were $23.9 million for the fiscal year ended June 30, 2020.
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
We identified management’s conclusion that it is not the primary beneficiary as a critical audit matter because of the judgments necessary for management to determine whether any explicit and implicit arrangements exist that would cause the Company to protect those related parties’ interest from absorbing losses. This required extensive audit effort due to the complexity and variety of related party relationships with Ablecom and Compuware and required a high degree of auditor judgment when performing audit procedures to audit the Company’s conclusion that it is not the primary beneficiary.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s conclusion that it is not the primary beneficiary included the following, among others:

•
We evaluated and tested whether the arrangements are accurately considered and that such arrangements have been included in the consideration by comparing those related parties we had identified during our audit procedures for proper inclusion in the Company’s evaluation and performed inspection of source documents on a sample basis.

•
We tested management’s assertion that the Company does not direct the operations of, or is required to absorb and record losses incurred by Ablecom and Compuware by analyzing the gross margin for contract manufacturing transactions with Ablecom and Compuware in comparison to unrelated third parties to determine if there is an indication of off-market terms, assessing leasing arrangements by performing independent market data searches to assess if such leases are within the normal range of prices for Ablecom and Compuware and recalculating days sales outstanding as well as days purchases outstanding and compared to other contract manufacturers to assess comparability of payment terms.

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
The Company’s inventories are stated at lower of cost, using weighted average cost method, or net realizable value. The Company evaluates inventory for lower of cost or net realizable value and excess and obsolescence and, as necessary, writes down the valuation of units based upon inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors. The provision for excess and obsolete inventory for the fiscal year ended June 30, 2020, was $22.6 million.
We identified the excess and obsolescence reserve as a critical audit matter because of judgments made by management in recording the manual adjustments that management may make to estimate the excess and obsolescence reserve. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of the excess and obsolescence reserve.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s excess and obsolescence reserve included the following procedures, among others:

•
We gained an understanding and evaluated the Company’s methodology for determining inventory that is excess or obsolete and the key assumptions and judgments made as part of the process, including manual adjustments.

•
We evaluated management’s estimate by performing corroborative inquiry with the Company’s program managers, sales personnel, and/or buyers, and inspected correspondence and other communications between the Company’s operations team and customers.

•	As a result of the Company’s material weakness identified in IT general controls, we increased the extent of testing on reports derived from the Company’s systems and applications.

/s/ Deloitte & Touche LLP
San Jose, California
August 28, 2020
We have served as the Company's auditor since fiscal 2003.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$210,533	$248,164
Accounts receivable, net of allowances of $4,586 and $8,906 at June 30, 2020 and 2019, respectively (including amounts receivable from related parties of $8,712 and $13,439 at June 30, 2020 and 2019, respectively)	403,745	393,624
Inventories	851,498	670,188
Prepaid expenses and other current assets (including receivables from related parties of $19,791 and $21,302 at June 30, 2020 and 2019, respectively)	126,985	109,795
Total current assets	1,592,761	1,421,771
Investment in equity investee	2,703	1,701
Property, plant and equipment, net	233,785	207,337
Deferred income taxes, net	54,898	41,126
Other assets	34,499	10,659
Total assets	$1,918,646	$1,682,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $72,368 and $59,809 at June 30, 2020 and 2019, respectively)	$417,673	$360,470
Accrued liabilities (including amounts due to related parties of $16,206 and $10,536 at June 30, 2020 and 2019, respectively)	155,401	114,678
Income taxes payable	4,700	13,021
Short-term debt	23,704	23,647
Deferred revenue	106,157	94,153
Total current liabilities	707,635	605,969
Deferred revenue, non-current	97,612	109,266
Long-term debt	5,697	—
Other long-term liabilities (including related party balance of $1,699 and $3,000 at June 30, 2020 and 2019, respectively)	41,995	26,183
Total liabilities	852,939	741,418
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000; Outstanding shares: 52,408,703 and 49,956,288 at June 30, 2020 and June 30, 2019, respectively
Issued shares: 53,741,828 and 51,289,413 at June 30, 2020 and 2019, respectively	389,972	349,683
Treasury stock (at cost), 1,333,125 shares at June 30, 2020 and 2019	(20,491)	(20,491)
Accumulated other comprehensive loss	(152)	(80)
Retained earnings	696,211	611,903
Total Super Micro Computer, Inc. stockholders’ equity	1,065,540	941,015
Noncontrolling interest	167	161
Total stockholders’ equity	1,065,707	941,176
Total liabilities and stockholders’ equity	$1,918,646	$1,682,594

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2020	2019	2018
Net sales (including related party sales of $85,759, $69,906, and $68,637 in fiscal years 2020, 2019 and 2018, respectively)	$3,339,281	$3,500,360	$3,360,492
Cost of sales (including related party purchases of $283,056, $276,843 and $262,747 in fiscal years 2020, 2019 and 2018, respectively)	2,813,071	3,004,838	2,930,498
Gross profit	526,210	495,522	429,994
Operating expenses:
Research and development	221,478	179,907	165,104
Sales and marketing	85,137	77,154	71,579
General and administrative	133,941	141,228	98,597
Total operating expenses	440,556	398,289	335,280
Income from operations	85,654	97,233	94,714
Other income (expense), net	1,410	(1,020)	(773)
Interest expense	(2,236)	(6,690)	(5,726)
Income before income tax provision	84,828	89,523	88,215
Income tax provision	(2,922)	(14,884)	(38,443)
Share of income (loss) from equity investee, net of taxes	2,402	(2,721)	(3,607)
Net income	$84,308	$71,918	$46,165
Net income per common share:
Basic	$1.65	$1.44	$0.94
Diluted	$1.60	$1.39	$0.89
Weighted-average shares used in calculation of net income per common share:
Basic	50,987	49,917	49,345
Diluted	52,838	51,716	52,151

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2020	2019	2018
Net income	$84,308	$71,918	$46,165
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(72)	(245)	280
Net changes in unrealized loss on investments	—	—	(38)
Total other comprehensive (loss) income	(72)	(245)	242
Total comprehensive income	$84,236	$71,673	$46,407

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	50,273,527	$308,271	(1,333,125)	$(20,491)	$(77)	$485,973	$170	$773,846
Cumulative effect of adjustment from adoption of new accounting standard, net of taxes	—	52	—	—	—	133	—	185
Exercise of stock options, net of taxes	267,970	3,043	—	—	—	—	—	3,043
Release of common stock shares upon vesting of restricted stock units	572,789	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(199,715)	(4,472)	—	—	—	—	—	(4,472)
Stock-based compensation	—	24,656	—	—	—	—	—	24,656
Net changes in unrealized loss on investments, net of taxes	—	—	—	—	(38)	—	—	(38)
Foreign currency translation gain	—	—	—	—	280	—	—	280
Net income (loss)	—	—	—	—	—	46,165	(13)	46,152
Balance at June 30, 2018	50,914,571	$331,550	(1,333,125)	$(20,491)	$165	$532,271	$157	$843,652
Cumulative effect of adjustment from adoption of new accounting standard, net of taxes	—	—	—	—	—	7,714	—	7,714
Release of common stock shares upon vesting of restricted stock units	549,886	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(175,044)	(3,051)	—	—	—	—	—	(3,051)
Stock-based compensation	—	21,184	—	—	—	—	—	21,184
Foreign currency translation loss	—	—	—	—	(245)	—	—	(245)
Net income	—	—	—	—	—	71,918	4	71,922
Balance at June 30, 2019	51,289,413	$349,683	(1,333,125)	$(20,491)	$(80)	$611,903	$161	$941,176
Exercise of stock options, net of taxes	1,804,789	28,343	—	—	—	—	—	28,343
Release of common stock shares upon vesting of restricted stock units	979,274	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(331,648)	(8,243)	—	—	—	—	—	(8,243)
Stock-based compensation	—	20,189	—	—	—	—	—	20,189
Foreign currency translation loss	—	—	—	—	(72)	—	—	(72)
Net income	—	—	—	—	—	84,308	6	84,314
Balance at June 30, 2020	53,741,828	$389,972	(1,333,125)	$(20,491)	$(152)	$696,211	$167	$1,065,707

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$84,308	$71,918	$46,165
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,472	24,202	21,846
Stock-based compensation expense	20,189	21,184	24,656
Allowance (recoveries) for doubtful accounts	(3,081)	7,058	(96)
Provision for excess and obsolete inventories	18,373	32,946	9,649
Other	1,364	733	909
Impairment of investments	—	2,661	—
Share of (income) loss from equity investee	(2,402)	2,721	3,607
Foreign currency exchange (gain) loss	1,008	(313)	171
Deferred income taxes, net	(13,772)	(17,100)	13,570
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $4,727, $(10,357) and $3,795 in fiscal years 2020, 2019, and 2018, respectively)	(7,023)	85,027	(127,082)
Inventories	(199,683)	119,314	(126,232)
Prepaid expenses and other assets (including changes in related party balances of $1,511, $2,714 and $(10,689) in fiscal years 2020, 2019, and 2018, respectively)	(29,869)	8,410	(15,714)
Accounts payable (including changes in related party balances of $12,559, $(18,001) and $21,882 in fiscal years 2020, 2019, and 2018, respectively)	59,889	(173,410)	132,533
Income taxes payable	(8,321)	5,831	5,827
Accrued liabilities (including changes in related party balances of $5,670, $(7,858), and $9,944 in fiscal years 2020, 2019, and 2018, respectively)	27,865	11,456	23,238
Deferred revenue	350	59,800	67,775
Other long-term liabilities (including changes in related party balances of $(1,301), $(500) and $(1,400) in fiscal years 2020, 2019, and 2018, respectively)	(8,001)	116	3,525
Net cash (used in) provided by operating activities	(30,334)	262,554	84,347
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $4,386, $4,472 and $6,005 in fiscal years 2020, 2019, and 2018, respectively)	(44,338)	(24,849)	(24,824)
Proceeds from redemption of auction rate security	—	—	1,000
Proceeds from sale of investment in a privately-held company	750	—	(2,100)
Net cash used in investing activities	(43,588)	(24,849)	(25,924)
FINANCING ACTIVITIES:
Proceeds from borrowings, net of debt issuance costs	164,791	41,760	107,337
Repayment of debt	(159,191)	(67,700)	(220,299)
Net (repayment) borrowings on asset-backed revolving line of credit, net of costs	(1,116)	(65,945)	64,226
Payment of other fees for debt financing	(650)	(625)	(414)
Proceeds from exercise of stock options	28,343	—	3,043
Payments of obligations under capital leases	(138)	(267)	(253)
Payment of withholding tax on vesting of restricted stock units	(8,243)	(3,051)	(4,472)
Net cash provided by (used in) financing activities	23,796	(95,828)	(50,832)
Effect of exchange rate fluctuations on cash	376	(119)	(6)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(49,750)	141,758	7,585
Cash, cash equivalents and restricted cash at beginning of year	262,140	120,382	112,797
Cash, cash equivalents and restricted cash at end of year	$212,390	$262,140	$120,382

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,172	$3,861	$4,541
Cash paid for taxes, net of refunds	$43,317	$23,604	$14,734

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $2,223, $1,609 and $654 as of June 30, 2020, 2019, and 2018, respectively)	$12,051	$9,232	$2,285
Contribution of certain technology rights to equity investee	$—	$3,000	$—

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to revenue recognition, allowances for doubtful accounts and sales returns, inventory valuation, useful lives of property, plant and equipment, product warranty accruals, stock-based compensation, impairment of investments and long-lived assets, and income taxes. The Company’s estimates are evaluated on an ongoing basis and changes in the estimates are recognized prospectively. Actual results could differ from those estimates. The Company considered estimates of the economic implications of the COVID-19 pandemic on its critical and significant accounting estimates, including an assessment of the collectability of each customer contract as part of the revenue recognition process, assessment of the valuation of accounts receivable, assessment of provision for excess and obsolete inventory and an impairment of long-lived assets.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Cash equivalents, certificates of deposit and the investment in an auction rate security are carried at fair value. Short-term and long-term debt is carried at amortized cost, which approximates its fair value based on borrowing rates currently available to the Company for loans with similar terms.

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

Inventories

Inventories are stated at lower of cost, using weighted average cost method, or net realizable value. Net realizable value is the estimated selling price of the Company's products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of purchased parts and raw materials (principally electronic components), work in process (principally products being assembled) and finished goods. The Company evaluates inventory on a quarterly basis for excess and obsolescence and lower of cost or net realizable value and, as necessary, writes down the valuation of inventories based upon the Company's inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors. Once inventory is written down, its new value is maintained until it is sold or scrapped.

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

Product sales. The Company recognizes revenue from sales of products as control is transferred to customers, which generally happens at the point of shipment or upon delivery, unless customer acceptance is uncertain. Products sold by the Company are delivered via shipment from the Company’s facilities or drop shipment directly to its customers from a Company vendor. The Company may use distributors to sell products to end customers. Revenue from distributors is recognized when the distributor obtains control of the product, which generally happens at the point of shipment or upon delivery.

The Company applies judgment in determining the transaction price as the Company may be required to estimate variable consideration when determining the amount of revenue to recognize. As part of determining the transaction price in contracts with customers, the Company estimates reserves for future sales returns based on a review of its history of actual returns for each major product line. Based upon historical experience, a refund liability is recorded at the time of sale for estimated product returns and an asset is recognized for the amount expected to be recorded in inventory upon product return, less the expected recovery costs. The Company also reduces revenue for the estimated costs of customer and distributor programs and incentive offerings such as price protection and rebates as well as the estimated costs of cooperative marketing arrangements where the fair value of the benefit derived from the costs cannot be reasonably estimated. Any provision for customer and distributor programs and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

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

Contracts with multiple promised goods and services. Certain of the Company’s contracts contain multiple promised goods and services. The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. Performance obligations in a contract are identified based on the promised goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. Revenue allocated to each performance obligation is recognized at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through past transactions, the Company applies judgment to estimate the standalone selling price taking into account available information, such as internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives, for the related performance obligations.

When the Company receives consideration from a customer prior to transferring goods or services to the customer, the Company records a contract liability (deferred revenue). The Company also recognizes deferred revenue when it has an unconditional right to consideration (i.e., a receivable) before transfer of control of goods or services to a customer.

The Company considers shipping & handling activities as costs to fulfill the sales of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of sales. Taxes imposed by governmental authorities on the Company's revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales and included in operating expenses.

Allowances for Doubtful Accounts

Customers are subjected to a credit review process that evaluates each customer’s financial position and ability and intent to pay. On a quarterly basis, the Company makes estimates of its uncollectible accounts receivable by analyzing the aging of accounts receivable, history of bad debts, customer concentrations, customer-credit-worthiness, and current economic trends to evaluate the adequacy of the allowance for doubtful accounts. The Company's (recovery of) provision for bad debt was $(3.1) million, $7.1 million, and $(0.1) million in fiscal years 2020, 2019 and 2018, respectively.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and provision for lower of cost or net realizable value and excess and obsolete inventory.

Product Warranties

The Company offers product warranties typically ranging from 15 to 39 months against any defective products. These standard warranties are assurance type warranties and the Company does not offer any services beyond the assurance that the product will continue working as specified. Therefore, these warranties are not considered separate performance obligations in the arrangement. Based on historical experience, the Company accrues for estimated returns of defective products at the time revenue is recognized. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are recorded to cost of sales and included in accrued liabilities and other long-term liabilities. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions, changes in the volume of claims compared with the Company's historical experience, and the changes in the cost of servicing warranty claims. The Company accounts for the effect of such changes in estimates prospectively. The following table presents for the fiscal years ended June 30, 2020, 2019 and 2018, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities and other long-term liabilities (in thousands):

	Years Ended June 30,
	2020	2019	2018
Balance, beginning of the year	$11,034	$9,884	$7,721
Provision for warranty	35,962	22,991	20,868
Costs utilized	(34,502)	(26,281)	(19,904)
Change in estimated liability for pre-existing warranties	(115)	4,440	1,199
Balance, end of the year	$12,379	$11,034	$9,884
Current portion	9,984	8,661	7,589
Non-current portion	$2,395	$2,373	$2,295

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development expenses consist of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for the Company's research and development personnel, as well as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to the Company's research and development activities. All research and development costs are expensed as incurred. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $2.1 million, $2.8 million, and $6.1 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. During the fiscal year ended June 30, 2020, the Company also recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred expenses for one canceled joint product development agreement.

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

Advertising Costs

Advertising costs, net of reimbursements received under the cooperative marketing arrangements with the Company's vendors, are expensed as incurred. Total advertising and promotional expenses were $3.0 million, $2.4 million, and $3.5 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and non-employees, including stock options, restricted stock units ("RSUs") and performance-based restricted stock units (“PRSUs”). The Company recognizes the grant date fair value of all share-based awards over the requisite service period and accounts for forfeitures as they occur. Stock option and RSU awards are recognized to expense on a straight-line basis over the requisite service period. PRSU awards are recognized to expense using an accelerated method only when it is probable that a performance condition is met during the vesting period. If it is not probable, no expense is recognized and the previously recognized expense is reversed. The Company bases initial accrual of compensation expense on the estimated number of PRSUs that are expected to vest over the requisite service period. That estimate is revised if subsequent information indicates that the actual number of PRSUs is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs expected to vest is recognized in stock-based compensation expense in the period of the change. Previously recognized compensation expense is not reversed if vested stock options, RSUs or PRSUs for which the requisite service has been rendered and the performance condition has been met expire unexercised or are not settled.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

For operating leases with lease terms of more than 12 months, operating lease right-of-use ("ROU") assets are recorded in long-term other assets, and lease liabilities are recorded in accrued liabilities and other long-term liabilities on the consolidated balance sheet. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company elected to apply the short-term lease recognition exemption and does not recognize ROU asset and lease liabilities for leases with an initial term of 12 months or less and recognizes as expense the payments under such leases on a straight-line basis over the lease term. The Company's leases with an initial term of 12 months or less are immaterial.

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

Finance Leases

Assets under finance leases are recorded in property, plant and equipment, net and lease liabilities are included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. Finance lease interest expense is recognized based on an effective interest method and depreciation of assets is recorded on a straight-line basis over the shorter of the lease term and useful life of the asset. The Company's finance leases are immaterial.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has concluded that Ablecom Technology, Inc. (“Ablecom”) and its affiliate, Compuware Technology, Inc. ("Compuware"), are VIEs; however, the Company is not the primary beneficiary as it does not have the power to direct the activities that are most significant to the entities and therefore, the Company does not consolidate these entities. In performing its analysis, the Company considered its explicit arrangements with Ablecom and Compuware, all contractual arrangements with these entities. Also, as a result of the substantial related party relationships between the Company and these entities, the Company considered whether any implicit arrangements exist that would cause the Company to protect these related parties’ interests from suffering losses. The Company determined it has no material implicit arrangements with Ablecom, Compuware or their shareholders.

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each party contributed $0.2 million for a 50% ownership interest of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the fiscal years ended 2020, 2019 and 2018, the accounts of the Management Company were consolidated with the accounts of Super Micro Computer, and a noncontrolling interest was recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's consolidated statements of operations.

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

The functional currency of Super Micro Asia and Technology Park, Inc. is New Taiwanese Dollar (“NTD”). Assets and liabilities are translated to U.S. dollars at the period-end exchange rate. Revenues and expenses are translated using the average exchange rate for the period. The effects of foreign currency translation are included in stockholders’ equity as a component of accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets and periodic movements are summarized as a line item in the consolidated statements of comprehensive income.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an investment in a privately-held company that is accounted for under the equity method (the "Corporate Venture"). The functional currency of the Corporate Venture is the Chinese Yuan. Adjustments for the Company's share of the effects of foreign currency translation from local currency to U.S. dollars are recorded as increases or decreases to the carrying value of the investment and included in stockholders’ equity as a component of accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets and periodic movements are summarized as a line item in the consolidated statements of comprehensive income.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested RSUs and PRSUs. Contingently issuable shares are included in computing basic net income per common share as of the date that all necessary conditions, including service vesting conditions have been satisfied. Contingently issuable shares are considered for computing diluted net income per common share as of the beginning of the period in which all necessary conditions have been satisfied and the only remaining vesting condition is a service vesting condition.

Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding stock options and RSUs and PRSUs. Additionally, the exercise of stock options and the vesting of RSUs results in a further dilutive effect on net income per share.

The computation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2020	2019	2018
Numerator:
Net income	$84,308	$71,918	$46,165

Denominator:
Weighted-average shares outstanding	50,987	49,917	49,345
Effect of dilutive securities	1,851	1,799	2,806
Weighted-average diluted shares	52,838	51,716	52,151

Basic net income per common share	$1.65	$1.44	$0.94
Diluted net income per common share	$1.60	$1.39	$0.89

For the fiscal years ended June 30, 2020, 2019 and 2018, the Company had stock options, RSUs and PRSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 2,208,000, 3,758,000, and 2,221,000 for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 26.8%, 21.8%, and 26.0% of total purchases for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Ablecom and Compuware, related parties of the Company as noted in Note 13, "Related Party Transactions,"

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for 10.1%, 9.2%, and 9.0% of total cost of sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales in fiscal years 2020, 2019 and 2018. One customer accounted for 10.1% and 17.0% of accounts receivable, net as of June 30, 2020 and 2019, respectively.

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued an amendment to the accounting guidance, Leases. The new lease accounting guidance supersedes the existing guidance. Under the new lease accounting guidance, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The Company adopted the new lease accounting guidance on July 1, 2019 using the modified retrospective approach, and as a result did not restate prior comparative periods. The Company elected to apply the “package of practical expedients” under the transition guidance of the new standard, which permits it not to reassess under the new lease accounting guidance its prior conclusions about lease identification, lease classification and initial direct costs, for leases that are in effect as of the date of adoption of the new lease accounting guidance. In connection with the adoption of the new lease accounting guidance, the Company recorded a transition adjustment to recognize ROU assets and lease liabilities on the Company’s consolidated balance sheet of $14.8 million and $15.2 million, respectively, on July 1, 2019, primarily related to real estate leases. See Note 12, "Leases," for further details.

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

In June 2018, the FASB issued amended guidance to expand the scope of ASC 718 - Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The amendments specify that the guidance applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted this guidance on July 1, 2019. The adoption of the guidance did not have an impact on the Company's consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued authoritative guidance, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, that amends the impairment model for certain financial assets by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. The amendment is effective for the Company from July 1, 2020. Early adoption is permitted. The adoption of the guidance is expected to result in the presentation of allowances for credit losses separately from the amortized cost of financial instruments that are not classified as available-for-sale debt securities.  The adoption is also expected to change the presentation of the Company’s available-for-sale debt securities to include the amortized cost and the allowance for credit losses parenthetically. The adoption will have an immaterial effect on the allowance for credit losses for trade receivables and beginning retained earnings and will have an immaterial effect on the Company’s financial statement disclosures.

In August 2018, the FASB issued amended guidance, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statements, including the consideration of costs and benefits. The new standard is effective for the Company from July 1, 2020. The adoption of the new guidance will require the Company to present, on a prospective basis, narrative information regarding the uncertainty of the fair value measurements from the use of unobservable

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inputs used in recurring fair value measurements categorized in Level 3 of the fair value hierarchy, to disclose the amount of gains and losses recognized in other comprehensive income for the period for financial instruments categorized within Level 3 of the fair value hierarchy, and quantitative information for the significant unobservable inputs used to develop the Level 3 fair value measurements. The adoption of the new guidance will also allow the Company to discontinue the presentation of information regarding transfers between Level 1 and Level 2 of the fair value hierarchy. As at June 30, 2020 the only financial instrument of the Company for which the recurring fair value measurements are categorized in Level 3 of the fair value hierarchy is its investment in an auction rate security.

In August 2018, the FASB issued authoritative guidance , Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. According to the amendments, an entity shall determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. It requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The new standard is effective for the Company from July 1, 2020. The Company will adopt the new guidance on a prospective basis for any new hosting arrangement entered into after July 1, 2020 and does not expect the adoption of the guidance to have a material impact on its consolidated financial statement disclosures, results of operations and financial position.

In December 2019, the FASB issued amended guidance, Simplifying the Accounting for Income Taxes, to remove certain exceptions to the general principles from ASC 740 - Income Taxes, and to improve consistent application of U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company from July 1, 2021; early adoption is permitted. The adoption of the guidance is not anticipated to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 15, 2022. LIBOR is used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility. As the 2018 Bank of America Credit Facility, as amended, will terminate on June 30, 2021 before the phase out of LIBOR, the Company does not expect the adoption of the guidance to have an impact on its consolidated financial statement disclosures, results of operations and financial position.

Note 2.        Fair Value Disclosure

The financial instruments of the Company measured at fair value on a recurring basis are included in cash equivalents, other assets and accrued liabilities. The Company classifies its financial instruments, except for its investment in an auction rate security, within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of June 30, 2020 and 2019. See Note 1, "Organization and Summary of Significant Accounting Policies," for a discussion of the Company’s policies regarding the fair value hierarchy. The Company used discounted cash flows to estimate the fair value of the auction rate security as of June 30, 2020 and 2019. The material factors used in preparing the discounted cash flows are (i) the discount rate utilized to present value the cash flows, (ii) the time period until redemption and (iii) the estimated rate of return.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of June 30, 2020 and 2019, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2020	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$1,163	$—	$—	$1,163
Certificates of deposit (2)	—	836	—	836
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,163	$836	$1,571	$3,570

Liabilities
Performance awards liability (3)	$—	$2,100	$—	$2,100
Total liabilities measured at fair value	$—	$2,100	$—	$2,100

June 30, 2019	Level 1	Level 2	Level 3	Asset at Fair Value
Money market funds (1)	$1,162	$—	$—	$1,162
Certificates of deposit (2)	—	1,285	—	1,285
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,162	$1,285	$1,571	$4,018

(1) $0.4 million and $0.4 million in money market funds are included in cash and cash equivalents and $0.8 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the consolidated balance sheets as of June 30, 2020 and 2019, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.3 million and $0 in certificates of deposit are included in prepaid expenses and other assets, and $0.3 million and $1.1 million in certificates of deposit are included in restricted cash, non-current in other assets in the consolidated balance sheets as of June 30, 2020 and 2019, respectively.

(3) As of June 30, 2020, the current portion of the performance awards liability of $1.5 million is included in accrued liabilities and the noncurrent portion of $0.6 million is included in other long-term liabilities in the consolidated balance sheets. There was no such liability outstanding as of June 30, 2019.

The performance awards liability consists of one-time employee performance bonuses for the Company's Chief Executive Officer and two members of the Board that are payable when specified market and performance conditions are achieved. The Company estimated the fair value of these performance awards using the Monte-Carlo simulation model and classified them within Level 2 of the fair value hierarchy as estimates are based on the observable inputs. The significant inputs used in estimating the fair value of the awards as of June 30, 2020 are as follows:

Stock Price as of Period End	Performance Period	Risk-free Rate	Volatility	Dividend Yield

$28.39	1.25 - 2.00 years	0.16%	53.75%	—

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for fiscal years 2020 and 2019.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in fiscal years 2020 and 2019.

The following is a summary of the Company’s investment in an auction rate security as of June 30, 2020 and 2019 (in thousands):

	June 30, 2020 and 2019
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2020 and 2019, total debt of $29.4 million and $23.6 million, respectively, are reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $0.1 million and $0.9 million as of June 30, 2020 and 2019, respectively. The Company accounts for these investments at cost minus impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the years ended June 30, 2020 and 2019, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during fiscal year 2020. During fiscal year 2019, the Company recorded impairment charges of $2.7 million for its non-marketable equity securities which had an initial cost basis of $2.7 million as it was determined the carrying value of the investments were not recoverable. During fiscal year 2018, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a non-recurring basis.

Note 3.         Revenue

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

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2020	2019	2018
Server and storage systems	$2,620,754	$2,858,644	$2,663,580
Subsystems and accessories	718,527	641,716	696,912
Total	$3,339,281	$3,500,360	$3,360,492

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services.
Subsystems and accessories are comprised of serverboards, chassis and accessories.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

International net sales are based on the country and region to which the products were shipped. The following is a summary for the fiscal years ended June 30, 2020, 2019 and 2018, of net sales by geographic region (in thousands):

	Years Ended June 30,
	2020	2019	2018
United States	$1,957,329	$2,032,948	$1,902,106
Asia	650,652	712,211	762,701
Europe	598,558	611,014	547,507
Other	132,742	144,187	148,178
Total	$3,339,281	$3,500,360	$3,360,492

The following table presents the net sales from products sold through the Company's indirect sales channel and to its direct customers and OEMs for fiscal years 2020, 2019 and 2018 (in thousands):

	Years Ended June 30,
	2020	2019	2018
Indirect sales channel	$1,771,614	$1,376,633	$1,395,841
Direct customers and OEMs	1,567,667	2,123,727	1,964,651
Total net sales	$3,339,281	$3,500,360	$3,360,492

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Revenue recognized during fiscal year 2020, which was included in the opening deferred revenue balance as of June 30, 2019, was $91.9 million.

Deferred revenue decreased during the fiscal year ended June 30, 2020 because the recognition of revenue from contracts entered into in prior periods exceeded the value of the transaction price allocated for service contracts obligations during the current period.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the optional exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site integration services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of June 30, 2020 was approximately $203.8 million. The Company expects to recognize approximately 52% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Contract Acquisition Costs and Fulfillment Cost

Contract acquisition costs are those incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of incentive bonuses. Contract acquisition costs are considered incremental and recoverable costs of obtaining and fulfilling a contract with a customer and are therefore capitalizable. The Company applies the practical expedient to expense incentive bonus costs as incurred if the amortization period would be one year or less, generally upon delivery of the associated server and storage systems or components. Where the amortization period of the contract cost would be more than a year, the Company applies judgment in the allocation of the incentive bonus cost asset between hardware and service performance obligations and expenses the cost allocated to the hardware performance obligations upon delivery of associated server and storage systems or components and amortizes the cost allocated to service performance obligations over the period the services are expected to be provided. Such contract acquisition costs allocated to service performance obligations that are subject to capitalization are insignificant to the Company’s consolidated financial statements.

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

Note 4.        Accounts Receivable Allowances

The Company has established an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the age of outstanding receivables, credit risk of specific customers, historical trends related to past losses and other relevant factors. Accounts receivable allowances as of June 30, 2020, 2019 and 2018 consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses (Recovered), net	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2020	$8,906	$(3,081)	$(1,239)	$4,586
Year ended June 30, 2019	1,945	7,058	(97)	8,906
Year ended June 30, 2018	2,370	(96)	(329)	1,945

Note 5.        Inventories

Inventories as of June 30, 2020 and 2019 consisted of the following (in thousands):

	June 30,
	2020	2019
Finished goods	$656,817	$492,387
Work in process	38,146	43,598
Purchased parts and raw materials	156,535	134,203
Total inventories	$851,498	$670,188

During fiscal years 2020, 2019 and 2018, the Company recorded a provision for excess and obsolete inventory to cost of sales totaling $22.6 million, $28.5 million and $9.4 million, respectively, excluding a (recovery) provision for adjusting the cost of certain inventories to net realizable value of $(4.2) million and $4.4 million in fiscal years 2020 and 2019, respectively. The adjustment for lower of cost or net realizable value and lower of cost or market was not material in fiscal year 2018. The Company classifies subsystems and accessories that may be sold separately or incorporated into systems as finished goods.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.        Property, Plant, and Equipment

Property, plant and equipment as of June 30, 2020 and 2019 consisted of the following (in thousands):

	June 30,
	2020	2019
Buildings	$86,930	$86,136
Land	75,251	74,926
Machinery and equipment	85,381	79,946
Buildings construction in progress (1)	46,311	14,189
Building and leasehold improvements	24,517	22,307
Software	20,597	18,415
Furniture and fixtures	21,544	20,193
	360,531	316,112
Accumulated depreciation and amortization	(126,746)	(108,775)
Property, plant and equipment, net	$233,785	$207,337
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California, and, to a lesser extent, in Taiwan.

Note 7.        Prepaid Expenses and Other Assets

Prepaid expenses and other current assets as of June 30, 2020 and 2019 consisted of the following (in thousands):

	June 30,
	2020	2019
Receivables from vendors (1)	$94,859	$83,050
Prepaid income tax	14,323	607
Prepaid expenses	7,075	7,269
Deferred service costs	4,161	3,374
Restricted cash	250	11,673
Others	6,317	3,822
Total prepaid expenses and other current assets	$126,985	$109,795
__________________________
(1) Includes receivables from contract manufacturers based on certain buy-sell arrangements of $83.8 million and $82.0 million as of June 30, 2020 and 2019, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other assets as of June 30, 2020 and 2019 consisted of the following (in thousands):

	June 30,
	2020	2019
Operating lease right-of-use asset	$23,784	$—
Deferred service costs, non-current	4,632	3,572
Restricted cash, non-current	1,607	2,303
Investment in auction rate security	1,571	1,571
Deposits	1,201	686
Non-marketable equity securities	128	878
Prepaid expense, non-current	1,576	1,649
Total other assets	$34,499	$10,659

Cash, cash equivalents and restricted cash as of June 30, 2020 and 2019 consisted of the following (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$210,533	$248,164
Restricted cash included in prepaid expenses and other current assets	250	11,673
Restricted cash included in other assets	1,607	2,303
Total cash, cash equivalents and restricted cash	$212,390	$262,140

Note 8.        Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment has been accounted for using the equity method. As such, the Corporate Venture is also a related party.

The Company recorded a deferred gain related to the contribution of certain technology rights of $7.0 million in the third fiscal quarter of 2017. The amortization of the deferred gain is being recognized as a credit to research and development expenses in the Company's consolidated statement of operations over a period of five years which represents the estimated period over which the remaining obligations will be fulfilled. As a result of the adoption of new accounting guidance as of the beginning of fiscal year 2019, the Company recorded an increase of $3.0 million to the investment in equity investee for the contribution of those technology rights, and corresponding increases in deferred gain and retained earnings of $2.1 million and $0.9 million, respectively. As of June 30, 2020 and 2019, the Company had unamortized deferred gain balance of $2.0 million and $2.0 million, respectively, in accrued liabilities and $1.0 million and $3.0 million, respectively, in other long-term liabilities in the Company’s consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several related entities. The Company is working with the Corporate Venture management to ensure that any future related parties transactions with the Corporate Venture are in accordance with the new restrictions and does not believe that the equity investment carrying value is impacted as of June 30, 2020. The Company did not recognize any impairment in the years ended June 30, 2020, 2019 and 2018.

As of June 30, 2020 and June 30, 2019, the Company's equity investment in the Corporate Venture was $2.7 million and $1.7 million, respectively, and was recorded under investment in equity investee on the Company's consolidated balance sheet.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company's share of income (losses), net of taxes, of the Corporate Venture net of taxes were $2.4 million, $(2.7) million, and $(3.6) million for the fiscal years ended June 30, 2020, June 30, 2019, and June 30, 2018, respectively.

Additionally, the Company sold products worth $61.9 million, $52.2 million, $21.7 million to the Corporate Venture in the fiscal years 2020, 2019, 2018, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture in the amounts of $3.0 million and $1.7 million as of June 30, 2020 and June 30, 2019 have been eliminated and have reduced the carrying value of the Company's investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $7.8 million and $13.1 million due from the Corporate Venture in accounts receivable, net as of June 30, 2020 and 2019, respectively, in its consolidated balance sheets.

Note 9.        Accrued Liabilities

Accrued liabilities as of June 30, 2019 and 2018 consisted of the following (in thousands):

	June 30,
	2020	2019
Accrued payroll and related expenses	$33,577	$25,552
Contract manufacturers liability	36,249	25,308
Accrued legal liabilities	18,114	—
Accrued professional fees	5,661	11,756
Customer deposits	9,942	11,133
Accrued warranty costs	9,984	8,661
Operating lease liability	6,310	—
Accrued cooperative marketing expenses	5,925	5,830
Others	29,639	26,438
Total accrued liabilities	$155,401	$114,678

Performance Awards Liability

In March 2020, the Company’s Board of Directors (the “Board”) approved $25.3 million of special performance bonuses to employees, which included $8.0 million paid in cash during the fourth quarter of fiscal year 2020 and $17.3 million paid in cash upon the occurrence of the average closing price for the Company's common stock equaling or exceeding $21.39 for any period of 10 consecutive trading days following March 26, 2020. The entire amount of the special performance bonuses to employees was paid in the fourth quarter of fiscal year 2020.

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

Performance bonuses for a senior executive and two members of the Board are earned based on achieving a specified target average closing price for the Company’s common stock over the specified period as determined by the Board at the grant

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dates and continuous services through the payment dates. A senior executive earned an aggregate cash payment of $0.1 million when the target average closing price was met in the fourth quarter of fiscal year 2020. The two members of the Board can earn aggregate cash payments of $0.3 million in two tranches if the target average closing price reaches $31.61 for the first tranche and $32.99 per share for the second tranche. These awards expire in two equal amounts at September 30, 2021 and June 30, 2022 for the two Board members' awards.

The Company accounts for the outstanding performance bonuses as liabilities and estimates fair value of payable amounts using a Monte-Carlo simulation model. The awards are re-measured at each period end with changes in fair value recorded in the Company’s consolidated statement of operations in cost of sales and operating expenses. The cumulative recorded expense at each period end is trued-up to the expected payable amount vested through the period end. The requisite service periods over which expenses are recognized are derived from the Monte-Carlo model for all performance awards, except for the first 50% of the Chief Executive Officer’s award that includes a performance condition. The Company estimates if it is probable that the performance condition will be met through the expiration date of this award. If at the measurement date it is determined to be probable, the Company estimates the requisite period as the longer of the service period derived by the Monte-Carlo model and the implicit service period when the Company expects to make adequate progress in remediating its material weaknesses in its internal control over financial reporting, as reported by the Company's Audit Committee. If it is determined to not be probable, then the Company will reverse any previously recognized expense for this award in the period when it is no longer probable that the performance condition will be achieved.

As of June 30, 2020, the Company's outstanding balance related to performance bonuses was $2.1 million of which $1.5 million is recorded within accrued liabilities and $0.6 million is recorded within other long-term liabilities on the Company's consolidated balance sheet. An unrecognized compensation expense of $3.3 million will be recorded over the remaining service periods from 0.19 years to 1.18 years. The unrecognized expense and remaining service periods will be remeasured each reporting period.

Note 10.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of June 30, 2020 and 2019 consisted of the following (in thousands):

	June 30,
	2020	2019
Line of credit:
Bank of America	$—	$1,116
Term loans:
CTBC Bank, due August 31, 2020	23,704	22,531
CTBC Bank, due June 4, 2030	5,697	—
Total term loans	29,401	22,531
Total debt	29,401	23,647
Short-term debt and current portion of long-term debt	23,704	23,647
Debt, Non-current	$5,697	$—

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America (the "2018 Bank of America Credit Facility"), which replaced the then existing credit facility with Bank of America (the "2016 Bank of America Credit Facility"). The 2018 Bank of America Credit Facility provides for a revolving credit line and other financial accommodations of up to $250.0 million extended by certain lenders, including a $5.0 million letter of credit sublimit, which was extended to $15.0 million in October 2019. The 2018 Bank of America Credit Facility was originally set to expire after 364 days and on

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2019, the Company paid a fee and entered into an amendment of the 2018 Bank of America Credit Facility that resulted in the extension of the maturity date from April 19, 2019 to June 30, 2019. On June 27, 2019, the Company entered into a second amendment of the 2018 Bank of America Credit Facility that extended the maturity date from June 30, 2019 to June 30, 2020. On May 12, 2020, the Company paid a fee of $0.7 million and entered into a third amendment of the 2018 Bank of America Credit Facility that extended the maturity of the credit facility to June 30, 2021 and changed certain terms of the original agreement. The amendment was accounted for as a modification and the impact was immaterial to the consolidated financial statements. Under the original terms, interest accrued at the LIBOR rate plus 2.75% per annum, while under the third amendment, interest shall accrue at LIBOR rate plus 2.00% on outstanding borrowings less than $125.0 million and LIBOR rate plus 2.25% on outstanding borrowings in excess of $125.0 million. Under the terms of the third amendment of the 2018 Bank of America Credit Facility, in the event of default or if outstanding borrowings are in excess of $220.0 million, the Company is required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of the Company's deposit accounts. In addition, the third amendment released the real property of Super Micro Computer as a collateral. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to pay any dividends. The Company is required to pay 0.375% per annum on the 2018 Bank of America Credit Facility for any unused borrowings. The 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries and contains a financial covenant, which requires that the Company maintain a certain Fixed Charge Coverage Ratio, for each twelve-month period while in a Trigger Period, as defined in the agreement, is in effect.

As of June 30, 2020, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. As of June 30, 2019, the total outstanding borrowings under the 2018 Bank of America Credit facility were $1.1 million. The interest rates under the 2018 Bank of America Credit Facility as of June 30, 2020 and 2019 were 3.0% per annum and 4.5% per annum, respectively. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility. and in October 2019, the letter of credit amount was increased to $6.4 million. The balance of debt issuance costs outstanding were $0.6 million and $0.3 million as of June 30, 2020 and 2019, respectively. The Company has been in compliance with all the covenants under the 2018 Bank of America Credit Facility, and as of June 30, 2020, the Company's available borrowing capacity was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms.

CTBC Bank

2019 CTBC Credit Facility

In January 2018, the Company entered into a credit agreement with China Trust and Bank Corp ("CTBC Bank") that provided for (i) a 12-month NTD $700.0 million ($23.6 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly, which term loan facility also included a 12-month guarantee of up to NTD $100.0 million ($3.4 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month NTD $1,500.0 million ($50.5 million U.S. dollar equivalent) term loan facility with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum, which was adjusted monthly (collectively, the “2018 CTBC Credit Facility”). The total borrowings allowed under the 2018 CTBC Credit Facility was initially capped at $50.0 million and in August 2018 was reduced to $40.0 million. In June 2019 prior to its maturity, the 2018 CTBC Credit Facility was replaced by the 2019 CTBC Credit Facility (defined below).

In June 2019, the Company entered into a credit agreement with CTBC Bank that provides for (i) a 12-month NTD $700.0 million ($22.5 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month guarantee of up to NTD $100.0 million ($3.2 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, (ii) a 180-day NTD $1,500.0 million ($48.2 million U.S. dollar equivalent) term loan facility up to 100% of eligible accounts receivable in an aggregate amount with an interest rate equal to the lender's established NTD interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly, and (ⅲ) a 12-month revolving line of credit of up to 100% of eligible accounts receivable in an aggregate amount of up to $50.0 million with

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an interest rate equal to the lender's established USD interest rate plus an interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly (collectively, the “2019 CTBC Credit Facility”). The total borrowings allowed under the 2019 CTBC Credit Facility was capped at $50.0 million. There are no financial covenants associated with the 2019 CTBC Credit Facility. On June 30, 2020, the maturity date of the 2019 CTBC credit facility was extended to August 31, 2020. On August 24, 2020, the maturity of the 2019 CTBC credit facility was further extended to August 31, 2021.

The total outstanding borrowings under the 2019 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $23.7 million and $22.5 million at June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, the Company did not have any outstanding borrowings under the 2019 CTBC Credit Facility revolving line of credit. The interest rate for these loans were 0.45% per annum as of June 30, 2020 and 0.93% per annum as of June 30, 2019. At June 30, 2020, the amount available for future borrowing under the 2019 CTBC Credit Facility was $26.3 million. As of June 30, 2020, the net book value of land and building located in Bade, Taiwan, collateralizing the 2019 CTBC Credit Facility term loan was $25.4 million.

2020 CTBC Term Loan Facility

In June 2020, the Company entered into a ten-year, non-revolving term loan facility (“2020 CTBC Term Loan Facility”) to obtain up to NTD 1.2 billion ($40.7 million in U.S. dollar equivalents) in financing for use in the expansion and renovation of the Company’s Bade Manufacturing Facility located in Taiwan. Drawdowns on the 2020 CTBC Term Loan Facility are based on 80% of balances owed on commercial invoices from the contractor and shall be drawn according to the progress of the renovations. Borrowings under the 2020 CTBC Term Loan Facility are available through June 2022. The Company is required to pay against total outstanding principal and interest in equal monthly installments starting June 2023 and continuing through the maturity date of June 2030. Interest under the 2020 CTBC Term Loan Facility is the two-year term floating rate of postal saving interest rate plus 0.105% and is established on the date of the drawdown application. If no interest rate is agreed upon, interest shall accrue at the annual base rate for CTBC plus 4.00%. The 2020 CTBC Term Loan Facility is secured by the Bade Manufacturing Facility and its expansion. Fees paid to the lender as debt issuance costs were immaterial. The Company has financial covenants requiring the Company's current ratio, debt service coverage ratio, and financial debt ratio, as defined in the agreement, to be maintained at certain levels under the 2020 CTBC Term Loan Facility.

The Company borrowed $5.7 million in June 2020 with an interest rate of 0.45% per annum. As of June 30, 2020, the amount outstanding under the 2020 CTBC Term Loan Facility was $5.7 million and the net book value of the property serving as collateral was $10.1 million. As of June 30, 2020, the Company was in compliance with all financial covenants under the 2020 CTBC Term Loan Facility.

Principal payments on short-term and long-term debt obligations are due as follows (in thousands):

Fiscal Year:	Principal Payments
2021	$23,704
2022	—
2023	68
2024	814
2025	814
2026 and thereafter	4,001
Total short-term and long-term debt	$29,401

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.         Other Long-term Liabilities

Other long-term liabilities as of June 30, 2020 and 2019 consisted of the following (in thousands):

	June 30,
	2020	2019
Operating lease liability, non-current	$18,102	$—
Accrued unrecognized tax benefits including related interest and penalties	15,496	20,102
Accrued warranty costs, non-current	2,395	2,373
Others	6,002	3,708
Total other long-term liabilities	$41,995	$26,183

Note 12.        Leases
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
Operating lease expense recognized and supplemental cash flow information related to operating leases for the years ended June 30, 2020 and 2019 were as follows (in thousands):

Years Ended June 30,
2020
Operating lease expense (including expense for lease agreements with related parties of $1,421 and $0 for the years ended June 30, 2020 and 2019, respectively)	$6,993
Cash payments for operating leases (including payments to related parties of $1,443 and $0 for the years ended June 30, 2020 and 2019, respectively)	$6,411
New operating lease assets obtained in exchange for operating lease liabilities	$15,229

During the years ended June 30, 2020 and 2019, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the years ended June 30, 2020, 2019 and 2018 were $1.3 million, $0.0 million and $0.0 million respectively.
As of June 30, 2020, the weighted average remaining lease term for operating leases was 4.6 and the weighted average discount rate was 3.5%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of June 30, 2020 were as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year:	Maturities of operating leases
2021	$7,073
2022	5,696
2023	4,246
2024	4,221
2025	4,309
2026 and beyond	956
Total future lease payments	$26,501
Less: Imputed interest	(2,089)
Present value of operating lease liabilities	$24,412

As of June 30, 2019, prior to the adoption of the new lease accounting guidance, future minimum payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows (in thousands):

Fiscal Year:	Minimum lease payments
2020	$6,582
2021	3,831
2022	2,439
2023	1,175
2024	1,166
2025 and beyond	2,279
Total minimum lease payments	$17,472

As of June 30, 2020, commitments under short-term lease and financing lease arrangements were immaterial. As of June 30, 2020, operating and financing leases that have not yet commenced were immaterial.

The Company has entered into lease agreements with related parties.  See Note 13, "Related Party Transactions," for a further discussion.

Note 13.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2020. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was the Senior Vice President of International Sales and a director of the Company, owned approximately 11.7% of Ablecom’s capital stock as of June 30, 2020. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Charles Liang or Sara Liu do not own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware's capital stock.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 95.5%, 96.3% and 97.0% of the chassis included in the products sold by the Company during fiscal years 2020, 2019 and 2018 respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $23.2 million and $31.0 million at June 30, 2020 and 2019, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $45.7 million and $70.6 million at June 30, 2020 and 2019, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the fiscal years ended June 30, 2020, 2019, and 2018 are as follows (in thousands):

	Years Ended June 30,
	2020	2019	2018
Ablecom
Purchases (1)	$160,084	$145,273	$152,332

Compuware
Net sales	$23,867	$17,651	$46,921
Purchases (1)	131,763	139,579	119,548
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the fiscal years ended June 30, 2020, 2019, and 2018.

The Company had the following balances related to transactions with Ablecom and Compuware as of June 30, 2020 and 2019 (in thousands):

	June 30,
	2020	2019
Ablecom
Accounts receivable and other receivables (1)	$6,379	$7,236
Accounts payable and accrued liabilities (2)	40,056	33,928
Other long-term liabilities (3)	513	—

Compuware
Accounts receivable and other receivables (1)	14,323	14,396
Accounts payable and accrued liabilities (2)	46,518	34,417
Other long-term liabilities (3)	186	—

__________________________
(1) Other receivables include receivables from vendors.
(2) Includes current portion of operating lease liabilities.
(3) Represents non-current portion of operating lease liabilities.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in the Corporate Venture, which is accounted for using the equity method. See Note 8, "Investment in a Corporate Venture" for a discussion of the investment and the transactions that took place during the fiscal years 2020, 2019, and 2018.

Note 14.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

On June 5, 2020, the stockholders of the Company approved the 2020 Equity and Incentive Compensation Plan (the "2020 Plan"). The maximum number of shares available under the 2020 Plan is 5,000,000 plus 1,045,000 shares of common stock that remained available for future awards under the 2016 Equity Incentive Plan (the “2016 Plan”), at the time of adoption of the 2020 Plan. No other awards can be granted under the 2016 Plan and 7,246,000 shares of common stock remain reserved for outstanding awards issued under the 2016 Plan at the time of adoption of the 2020 Plan.

Under the 2020 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents, and certain other awards, including those denominated or payable in, or otherwise based on, the Company’s common stock. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company's outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter.

As of June 30, 2020, the Company had 5,249,198 authorized shares available for future issuance under the 2020 Plan.

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

The fair value of stock option grants for the fiscal years ended June 30, 2020, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2020	2019	2018
Risk-free interest rate	0.47% - 1.72%	2.32% - 2.97%	1.92% - 2.86%
Expected term	6.27 years	6.05 years	5.82 years
Dividend yield	—%	—%	—%
Volatility	49.61% - 50.46%	47.34% - 50.28%	45.32% - 48.07%
Weighted-average fair value	$9.59	$9.25	$10.98

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the fiscal years ended June 30, 2020, 2019 and 2018 (in thousands):

	Years Ended June 30,
	2020	2019	2018
Cost of sales	$1,504	$1,663	$1,812
Research and development	12,202	12,981	13,893
Sales and marketing	1,680	1,805	1,980
General and administrative	4,803	4,735	6,971
Stock-based compensation expense before taxes	20,189	21,184	24,656
Income tax impact	(6,814)	(4,349)	(6,902)
Stock-based compensation expense, net	$13,375	$16,835	$17,754

As of June 30, 2020, $5.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.19 years, $31.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.52 years and $0.5 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 0.90 year.

Stock Option Activity

The following table summarizes stock option activity during the fiscal years ended June 30, 2020, 2019 and 2018 under all plans:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2017	8,375,659	$15.88
Granted	489,705	$23.58
Exercised	(267,970)	$11.36
Forfeited/Cancelled	(296,256)	$15.36
Balance as of June 30, 2018	8,301,138	$16.50
Granted	434,320	$18.58
Forfeited/Cancelled	(1,360,823)	$8.94
Balance as of June 30, 2019	7,374,635	$18.02
Granted	273,260	$19.61
Exercised	(1,812,000)	$15.74
Forfeited/Cancelled	(456,127)	$11.97
Balance as of June 30, 2020	5,379,768	$19.38	4.07	$50,245
Options vested and exercisable at June 30, 2020	4,723,734	$19.25	3.46	$44,932

The total pretax intrinsic value of options exercised during the fiscal year ended June 30, 2020, 2019 and 2018 was $19.3 million, $0 and $4.0 million, respectively. Additional information regarding options outstanding as of June 30, 2020, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$9.24 - $11.76	613,268	2.35	$10.26	613,268	$10.26
12.37 - 13.67	554,260	2.62	$13.01	489,132	$13.01
14.23 - 15.22	583,989	2.84	$14.65	559,995	$14.64
15.54 - 17.60	588,616	3.69	$17.29	454,312	$17.20
17.69 - 18.93	776,839	2.65	$18.51	776,839	$18.51
20.37 - 22.05	546,617	5.61	$20.93	385,163	$20.98
22.10 - 25.44	786,440	6.40	$23.98	562,458	$24.51
26.60 - 28.45	652,579	5.66	$27.15	606,617	$27.09
28.71 - 37.06	249,160	4.76	$34.28	247,950	$34.31
39.19	28,000	4.62	$39.19	28,000	$39.19
$9.24 - $39.19	5,379,768	4.07	$19.38	4,723,734	$19.25

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The one-year PRSUs were earned based on the Company’s performance as it related to a revenue growth metric and a minimum non-GAAP operating margin metric during the fiscal year ended June 30, 2018 with eligibility up to 200% of the targeted number of units based on revenue growth if the minimum non-GAAP operating margin was achieved. Upon achievement of the performance metrics, 50% of the PRSUs vested at June 30, 2018 while the remainder vest in equal amounts over the following ten quarters if the Company's Chief Executive Officer continued to be employed during those ten quarters. In December 2019, the Compensation Committee of the Company's Board of Directors determined that the Company achieved the revenue and non-GAAP operating margin metrics for the fiscal year ended June 30, 2018 at a level that entitled the Chief Executive Officer to 200% of the originally targeted number of shares subject to the one-year PRSU. 50% of the PRSUs so earned were vested as of June 30, 2018, and an additional 40% of the PRSUs vested during the eight quarters ended June 30, 2020, in accordance with the terms of the grant.

The two-year PRSUs are earned based on the Company’s performance for the average non-GAAP operating margin metric for the two fiscal years ended June 30, 2019 with eligibility up to 100% of the targeted number of units. If the performance metrics were met, 50% of the PRSUs would have vested at June 30, 2019 while the remainder would have been vested in equal amounts over the following ten quarters if the Chief Executive Officer continued to be employed during those ten quarters. In December 2019, the Compensation Committee of the Board determined that the Company did not achieve the required performance metrics for the two-year PRSUs and none of the two-year PRSUs vested.

In March 2020, the Compensation Committee granted a PRSU award to one of the Company's senior executives. The award vests in two tranches and includes service and performance conditions. Each tranche has 15,000 RSUs that vest in May 2021 and November 2021 based on service conditions only. Additional units can be earned based on revenue growth percentage in fiscal year 2020 compared to fiscal year 2019, which units would vest in May 2021, and based on revenue growth percentage in fiscal year 2021 compared to fiscal year 2020, which units would vest in November 2021. No additional units were earned for fiscal year 2020 as revenue decreased from fiscal year 2019.

The following table summarizes RSUs and PRSUs activity during the fiscal years ended June 30, 2020 and 2019 under all plans:

	Time-based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding		Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2017	1,226,357	$26.11	—
Granted	986,680	$21.90	120,000	(1)	$27.10
Released (2)	(572,789)	$26.34	—
Forfeited	(159,643)	$24.90	—
Balance as of June 30, 2018	1,480,605	$23.34	120,000		$27.10
Granted	1,086,911	$18.37	—
Released (2)	(549,886)	$24.87	—
Forfeited	(144,528)	$20.25	—
Balance as of June 30, 2019	1,873,102	$20.25	120,000		$27.10
Granted	943,650	$20.45	30,000		$20.37
Released (2)	(871,274)	$20.97	(108,000)		$27.10
Forfeited	(177,451)	$19.49	—
Balance as of June 30, 2020	1,768,027	$20.08	42,000		$22.29

__________________________

(1)	Reflects the number of PRSUs that have been earned based on the achievement of performance metrics.

(2)
The number of shares released excludes 172,857 RSUs that were vested but not released in fiscal year 2019. The number of vested but not released RSUs for fiscal year 2020 was not material. The number of shares released also excludes 24,000 and 60,000 PRSUs that were vested but not released in fiscal years 2019 and 2018, respectively. These vested RSUs and PRSUs were primarily released in fiscal year 2020 and included in fiscal year 2020 number upon the effectiveness of the Company's registration statement on Form S-8.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total pretax intrinsic value of RSUs and PRSUs vested was $18.9 million, $14.3 million and $16.8 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. In fiscal years 2020, 2019 and 2018, the Company withheld 331,648, 175,044 and 199,715 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes from the vesting and release of 979,274, 549,886 and 572,789 RSUs and PRSUs, respectively, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to tax authorities were $8.2 million, $3.1 million and $4.5 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. Pursuant to the terms of the 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2016 Plan.

Note 15.        Income Taxes

The components of income before income tax provision for the fiscal years ended June 30, 2020, 2019 and 2018 are as follows (in thousands):

	Years Ended June 30,
	2020	2019	2018
United States	$35,701	$45,126	$39,394
Foreign	49,127	44,397	48,821
Income before income tax provision	$84,828	$89,523	$88,215

The income tax provision for the fiscal years ended June 30, 2020, 2019 and 2018, consists of the following (in thousands):

	Years Ended June 30,
	2020	2019	2018
Current:
Federal	$4,568	$12,308	$11,090
State	1,727	2,917	815
Foreign	10,399	16,531	12,984
	16,694	31,756	24,889
Deferred:
Federal	(10,108)	(13,078)	14,304
State	(1,621)	(2,888)	265
Foreign	(2,043)	(906)	(1,015)
	(13,772)	(16,872)	13,554
Income tax provision	$2,922	$14,884	$38,443

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net deferred tax assets as of June 30, 2020 and 2019 consist of the following (in thousands):

	June 30,
	2020	2019
Research and development credits	$24,304	$20,858
Deferred revenue	20,354	18,963
Inventory valuation	13,946	11,856
Capitalized research and development costs	7,509	—
Stock-based compensation	4,075	6,080
Lease obligations	3,632	—
Accrued vacation and bonus	3,281	2,681
Prepaid and accrued expenses	2,560	—
Warranty accrual	2,051	1,948
Bad debt and other reserves	1,917	1,283
Marketing fund accrual	548	554
Other	3,652	3,276
Total deferred income tax assets	87,829	67,499
Deferred tax liabilities-depreciation and other	(4,428)	(5,406)
Right of use asset	(3,612)	—
Valuation allowance	(24,891)	(20,967)
Deferred income tax assets, net	$54,898	$41,126

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of June 30, 2020, the Company believes that most of its deferred tax assets are “more-likely-than not” to be realized with the exception state research and development tax credits that have not met the “more-likely than not” realization threshold criteria. As a result, at June 30, 2020, the gross excess credits of $30.8 million, or net of federal tax benefit of $24.3 million, are subject to a full valuation allowance. At June 30, 2019, the gross excess credits of $26.4 million, or net of federal tax benefit of $20.9 million, are subject to a full valuation allowance. The change in valuation allowance is $3.9 million and $4.7 million for the fiscal years ended June 30, 2020 and 2019, respectively. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. The net deferred tax assets balance as of June 30, 2020 and 2019 was $54.9 million and $41.1 million, respectively.

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
The 2017 Tax Reform Act also creates a new requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) that must be included currently in the gross income of a CFC’s U.S. stockholder starting in the tax year that begins after 2017. GILTI does not have material impact on the Company's income tax provision.
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes. The Company's selection of an accounting policy with respect to the GILTI tax rules is to treat GILTI tax as a current period expense under the period cost method.
Under the 2017 Tax Reform Act, starting on July 1, 2018, the Company is no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. The Company previously asserted that all of its foreign undistributed earnings

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were indefinitely reinvested. As a result of the 2017 Tax Reform Act, the Company has determined that its foreign undistributed earnings are indefinitely reinvested except for Netherlands. The Company may repatriate foreign earnings from Netherlands which are previously taxed income as a result of the 2017 Tax Reform Act. The tax impact of such repatriation is estimated to be immaterial.

As a result of the 2017 Tax Reform Act, in December 2019, the Company realigned its international business operations and group structure. As a part of this restructuring, the Company moved certain intellectual property back to the United States. As a result of this restructuring, the Company estimated approximately $1.9 million additional tax benefit from foreign derived intangible income in fiscal year 2020 as compared to fiscal year 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act provides temporary relief from certain aspects of the 2017 Tax Reform Act that imposed limitations on the utilization of certain losses, interest expense deductions and alternative minimum tax credits and made a technical correction to the 2017 Tax Reform Act related to the depreciable life of qualified improvement property. The CARES Act did not have a material impact on the Company.

The following is a reconciliation for the fiscal years ended June 30, 2020, 2019 and 2018, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2020	2019	2018
Income tax provision at statutory rate	21.0%	21.0%	28.1%
State income tax, net of federal tax benefit	—	0.5	(0.1)
Foreign rate differential	—	1.1	(6.0)
Research and development tax credit	(13.1)	(9.5)	(8.7)
Uncertain tax positions, net of (settlement) with Tax Authorities	(2.3)	4.1	6.3
Foreign derived intangible / Subpart F income inclusion	(3.8)	(2.1)	0.7
Stock-based compensation	(2.8)	2.1	1.8
Non deductible penalty on SEC matter	4.4	—	—
Provision to return true-up	(1.1)	(1.6)	1.5
Tax reform related charge	—	—	17.9
Qualified production activity deduction	—	—	(1.3)
Other, net	1.1	1.0	3.4
Effective tax rate	3.4%	16.6%	43.6%

As of June 30, 2020, the Company had state research and development tax credit carryforwards of $40.1 million. The state research and development tax credits will carryforward indefinitely to offset future state income taxes.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2017	19,217
Gross increases:
For current year’s tax positions	6,864
For prior years’ tax positions	—
Gross decreases:
Decreases due to a lapse of the statute of limitations	(964)
Balance at June 30, 2018	25,117
Gross increases:
For current year’s tax positions	7,789
For prior years’ tax positions	—
Gross decreases:
Decreases due to settlements with taxing authority	(1,504)
Decreases due to lapse of statute of limitations	(3,354)
Balance at June 30, 2019	28,048
Gross increases:
For current year’s tax positions	8,769
For prior years’ tax positions	505
Gross decreases:
Decreases due to settlements with taxing authority	(7,632)
Decreases due to lapse of statute of limitations	(2,484)
Balance at June 30, 2020	$27,206
________________________
*excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $13.4 million and $18.6 million as of June 30, 2020 and 2019, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax provision in the consolidated statements of operations. As of June 30, 2020 and 2019, the Company had accrued $2.1 million and $1.5 million for the payment of interest and penalties relating to unrecognized tax benefits, respectively.

In October 2019, the Taiwan tax authority completed its audit in Taiwan for fiscal year 2018 and proposed a transfer pricing adjustment on the Company which resulted in additional tax liability of $1.6 million. The Company accepted the proposed adjustment in October 2019 and paid the $1.6 million tax liability in February 2020. In February 2020, the Taiwan tax authority completed its audit in Taiwan for fiscal year 2019 and proposed a transfer pricing adjustment on the Company which resulted in additional tax liability of $1.0 million. The Company accepted the proposed adjustment and paid the $1.0 million tax liability in February 2020. The impact of these adjustments on the income statement was offset by the release of previously unrecognized tax benefits related to the fiscal years audited in the periods in which the proposed adjustments were accepted.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2017 through 2020. Various states statute of limitations remain open in general for tax years ended June 30, 2016 through 2020. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2016 through 2020. It is

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasonably possible that our gross unrecognized tax benefits will decrease by approximately $1.2 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

Note 16.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 15, 2020, the Company filed a motion to dismiss the further amended complaint, the hearing for which is calendared for September 23, 2020.
The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

SEC Matter— The Company cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by Company management, which irregularities were disclosed on August 31, 2015, and the Company cooperated with the SEC in its further investigation of the matters underlying the Company’s inability to timely file its Form 10-K for the fiscal year ended June 30, 2017 and concerning the publication of a false and widely discredited news article in October 2018 concerning the Company’s products. On August 25, 2020, to fully resolve all matters under investigation, the Company consented to entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (“Order”), as announced by the SEC. The Company admitted the SEC’s jurisdiction over the Company and the subject matter of the proceedings, but otherwise neither admitted nor denied the SEC’s findings, as described in the Order. The Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13 thereunder. The Company also agreed to pay a civil money penalty of $17.5 million. In addition, the Company’s Chief Executive Officer concluded a settlement with the SEC on August 25, 2020, as announced by the SEC. The Company’s Chief Executive Officer will pay the Company the sum of $2,122,000 as reimbursement of profits from certain stock sales during the relevant period, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. As of and for the year ended June 30, 2020, the Company recorded a liability of $17.5 million for its SEC settlement which is included in accrued liabilities and general and administrative expenses in the consolidated financial statements. The Company’s Chief Executive Officer’s payment of $2,122,000 to the Company is a contingent gain and will be recorded when it is realized.

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of June 30, 2020 and any prior periods.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments - The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of June 30, 2020, these remaining noncancelable commitments were $193.6 million, including $68.9 million for related parties.

Standby Letter of Credit - In October 2019, Bank of America increased the value of a previously issued standby letter of credit to a beneficiary from $3.2 million to $6.4 million to facilitate ongoing operations of the Company. The standby letter of credit is cancellable upon written notice from the issuer. No amounts have been drawn under the standby letter of credit.

Lease Commitments - See Note 12, "Leases," for a discussion of the Company's operating lease and financing lease commitments.

Note 17.        Retirement Plans

The Company sponsors a 401(k) savings plan for eligible United States employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the fiscal years ended June 30, 2020, 2019 and 2018.

Beginning in March 2003, employees of Super Micro Computer, B.V. are required to deduct a portion of their gross wages based on a defined age-dependent premium and invest the amount in a defined contribution plan. The Company is required to match the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by the Company. For the fiscal years ended June 30, 2020, 2019 and 2018, the Company’s matching contribution was $0.6 million, $0.5 million, and $0.5 million, respectively.

The Company contributes to a defined contribution pension plan administered by the government of Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. The Company has no control over the investment strategy of the assets of the government administered pension plan. For the fiscal years ended June 30, 2020, 2019 and 2018, the Company’s contribution was $2.0 million, $1.6 million and $1.5 million, respectively.

Note 18.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	June 30,
	2020	2019
Long-lived assets:
United States	$178,812	$162,835
Asia	51,605	41,915
Europe	3,368	2,587
	$233,785	$207,337

The Company’s revenue is presented on a disaggregated basis in Note 3, “Revenue” by type of product, by geographical market, and by products sold through its indirect sales channel or to its direct customers and OEMs.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.     Selected Quarterly Financial Data (Unaudited)

The following table presents the Company's unaudited consolidated quarterly financial data. This information has been prepared on a basis consistent with that of the audited consolidated financial statements. The Company believes that all necessary adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. The Company's quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Three Months Ended
	Jun. 30 2020	Mar. 31 2020	Dec. 31 2019	Sep. 30 2019	Jun. 30 2019	Mar. 31 2019	Dec. 31 2018	Sep. 30 2018
	(In thousands, except per share data)
Net sales	$896,126	$772,408	$870,943	$799,804	$854,234	$743,499	$931,509	$971,118
Gross profit	123,517	133,360	138,404	130,929	132,034	112,327	127,922	123,239
Net income	18,450	15,807	23,706	26,345	23,710	10,646	18,220	19,342
Net income per common share:
Basic	0.35	0.31	0.47	0.52	0.47	0.21	0.37	0.39
Diluted	0.34	0.29	0.46	0.51	0.46	0.21	0.36	0.37

Note 20.     Subsequent Events

On August 9, 2020, the Company's Board of Directors approved a share repurchase program to repurchase shares of common stock for up to $30.0 million at prevailing prices in the open market. The share repurchase program is effective until December 31, 2020 or until the maximum amount of common stock is repurchased. 385,000 shares of common stock were repurchased through the date these consolidated financial statements were issued.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2020 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding the material weakness, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Management, including our CEO and CFO, assessed our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control - Integrated Framework (2013) (the “COSO Framework”). Based on this assessment, management has determined that we did not maintain effective internal control over financial reporting as of June 30, 2020 because of the material weakness described below.

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

Information Technology (“IT”) General Controls

We identified deficiencies related to IT general controls that aggregated to a material weakness. The following were contributing factors to the material weakness in IT general controls:

•
We have authorized certain IT users with broad access to all parts of our primary accounting system without adequate monitoring or recording of how they used that access. In addition, access control deficiencies and change management deficiencies were noted on other systems relevant to financial reporting. Some of our internally-developed systems relevant to financial reporting lack system tracking capabilities to monitor access changes or application changes. In some cases, IT general controls were not designed effectively, and in others, were designed effectively but did not operate effectively or for a sufficient period of time. Business process controls that depend on the affected information systems, or that depend on data or financial reports generated from the affected information systems to be accurate and complete, could be adversely affected, although we have identified no instances of any adverse effect due to these deficiencies.

The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.

Remediation Plan

We have remediated the material weaknesses related to each of the five COSO components of internal control (Control Environment; Risk Assessment; Control Activities; Information & Communication; Monitoring of Controls) and revenue recognition accounting controls by completing our remediation plan, as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment. Our management believes that the actions below will remediate the material weakness we have identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional or different measures to address control deficiencies with the overall objective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements through an effective system of internal control over financial reporting.

To date, we have taken the following actions related to the material weakness that, as of June 30, 2020, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:

•
Re-designed the logical access roles associated with our primary ERP application and re-provisioned those roles to enforce segregation of duties and align user access commensurate with their business process role and job responsibilities;

•	Implemented a third-party application to facilitate improved processes and controls related to provisioning privileged access roles and the monitoring of those roles; and

•	For one of our boundary applications (fulfillment and warehouse management), implemented a new program change management control.

Our management believes that meaningful progress has been made on the remaining remediation efforts. Management regards successful completion of our remaining remediation actions as an important priority. The remaining remediation activities include:

•	Strengthening access controls related to boundary systems;

•	Strengthening provisioning of privileged access roles;

•	Monitoring instances in which individuals are granted broad access; and

•	Implementing new change management controls related to boundary systems.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Super Micro Computer, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2020, of the Company and our report dated August 28, 2020, expressed an unqualified opinion on those financial statements.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
Information Technology (“IT”) General Controls
The Company identified deficiencies related to IT general controls that aggregated to a material weakness. The following were contributing factors to the material weakness in IT general controls:

•
The Company authorized certain IT users with broad access to all parts of the primary accounting system without adequate monitoring or recording of how they used that access. In addition, access control deficiencies and change management deficiencies were noted on other systems relevant to financial reporting. Some of the Company’s internally-developed systems relevant to financial reporting lack system tracking capabilities to monitor access changes or application changes. In some cases IT general controls were not designed effectively, and in others, were designed effectively but did not operate effectively or for a sufficient period of time. Business process controls that depend on the affected information systems, or that depend on data or financial reports generated from the affected information systems to be accurate and complete, could be adversely affected, although the Company has identified no instances of any adverse effect due to these deficiencies.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2020, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
San Jose, California
August 28, 2020

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers and their ages as of July 31, 2020:

Name	Age	Position(s)
Charles Liang	62	President, Chief Executive Officer and Chairman of the Board
Kevin Bauer	60	Senior Vice President, Chief Financial Officer
Alex Hsu	71	Chief Operating Officer
Don Clegg	61	Senior Vice President of Worldwide Sales
George Kao	59	Senior Vice President of Operations
David Weigand	62	Senior Vice President, Chief Compliance Officer
Sara Liu	58	Co-Founder, Senior Vice President and Director
Daniel W. Fairfax (1)(4)	64	Director
Michael S. McAndrews (1)(4)	67	Director
Hwei-Ming (Fred) Tsai (1)(2)(3)(4)	64	Director
Saria Tseng (2)(3)(4)	50	Director
Sherman Tuan (2)(3)(4)	66	Director
Tally Liu (1)(4)	70	Director
__________________________
(1)Member of the Audit Committee
(2)Member of the Compensation Committee
(3)Member of the Nominating and Corporate Governance Committee
(4)Determined by the Board of Directors to be “independent”

Executive Officers and Management Directors

Charles Liang founded Super Micro and has served as our President, Chief Executive Officer and Chairman of the Board since our inception in September 1993. Mr. Liang has been developing server and storage system architectures and technologies for the past three decades. From July 1991 to August 1993, Mr. Liang was President and Chief Design Engineer of Micro Center Computer Inc., a high-end motherboard design and manufacturing company. From January 1988 to April 1991, Mr. Liang was Senior Design Engineer and Project Leader for Chips & Technologies, Inc., a chipset technology company, and Suntek Information International Group, a system and software development company. Mr. Liang has been granted many server technology patents. Mr. Liang holds an M.S. in Electrical Engineering from the University of Texas at Arlington and a B.S. in Electrical Engineering from National Taiwan University of Science & Technology in Taiwan. Our Nominating and Corporate Governance Committee (“Governance Committee”) concluded that Mr. Liang should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his long familiarity with our company’s business.

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

Alex Hsu serves as our Chief Operating Officer.  Mr. Hsu has served in various positions with the Company since October 2003, including as the Chairman of Supermicro Taiwan since February 2018, Executive Director of Supermicro Technology (Beijing) Co. Ltd. since August 2009, Sr. Chief Executive of Strategic Business from August 2009 to February 2018, Chief Sales and Marketing Officer from July 2006 to August 2009, Senior Vice President of Sales from October 2004 to July 2006 and President of European Offices and Vice President of Operations (USA) from October 2003 to October 2004.  From January 2002 to September 2003, Mr. Hsu was President and Chief Operating Officer of Bizlink Group, an IT solutions company.  From January 2001 to January 2002, he was a private investor and consultant working with startup companies in Silicon Valley. From August 1999 to December 2000, he was President and Chief Operating Officer at Oplink Communications, Inc., a networking solutions company. Mr. Hsu has over 40 years of experience in the IT industry and served in various managerial and executive positions at Philips, Acer, Hewlett-Packard and Umax group. Mr. Hsu holds an M.B.A. and a B.S. in Electrical Engineering from National Chao-Tung University in Taiwan.

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

Non-Management Directors

Daniel W. Fairfax has been a member of our Board of Directors since July 2019. Mr. Fairfax served as Senior Vice President and Chief Financial Officer of Brocade Communications, a networking equipment company ("Brocade") from June 2011 to November 2017. Brocade was acquired by Broadcom in November 2017. Mr. Fairfax previously served as Brocade's Vice President of Global Services from August 2009 to June 2011 and Brocade's Vice President of Business Operations from January 2009 to August 2009. Prior to Brocade, Mr. Fairfax served as Chief Financial Officer of Foundry Networks, Inc., from January 2007 until December 2008. Foundry Networks was acquired by Brocade in December 2008. Earlier in his career Mr. Fairfax served in executive financial management and/or general management positions at GoRemote Internet Communications, Ironside Technologies, Acta Technology, NeoVista Software, Siemens and Spectra-Physics. He began his career as a consultant with the National Telecommunications Practice Group of Ernst & Young. Mr. Fairfax currently serves on the board of directors of Energous Corporation, where he is the chair of the audit committee. Mr. Fairfax is a certified public accountant with an inactive license in California and holds an MBA degree from The University of Chicago Booth School of

Business and a Bachelor of Arts degree, with a major in Economics, from Whitman College. Our Governance Committee concluded that Mr. Fairfax should serve on the Board based on his skills, experience, his financial literacy and his familiarity with technology businesses.

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

The current composition of the Board of Directors is:

Class I Directors (1)	Charles Liang Sherman Tuan Tally Liu
Class II Directors (2)	Sara Liu Michael S. McAndrews Hwei-Ming (Fred) Tsai
Class III Directors (3)	Daniel W. Fairfax Saria Tseng
__________________________

(1)	The term of Class I directors expires at the annual meeting of stockholders following fiscal year 2022.

(2)	The term of Class II directors expires at the annual meeting of stockholders following fiscal year 2020.

(3)	The term of Class III directors expires at the annual meeting of stockholders following fiscal year 2021.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted “Corporate Governance Guidelines” to help ensure that the Board of Directors is independent from management, appropriately performs its function as the overseer of management, and that the interests of the Board of Directors and management align with the interests of our stockholders. The “Corporate Governance Guidelines” are available at https://ir.supermicro.com/corp-governance#governance.

Code of Ethics

We have adopted a “Code of Business Conduct and Ethics” that is applicable to all directors, executive officers and employees and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business. Our “Code of Business Conduct and Ethics” is available at https://ir.supermicro.com/corp-governance#governance. Any substantive amendment or waiver of the Code relating to executive officers or directors will be made only after approval by our Board of Directors and will be promptly disclosed on our website within four business days.

Director Independence

The listing requirements of The Nasdaq Stock Market generally require that a majority of the members of a listed company's board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company's audit committee, compensation committee, and nominating and corporate governance committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the listing requirements of The Nasdaq Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of The Nasdaq Stock Market.

The Board affirmatively determines the independence of each director and nominee for election as a director in accordance with the listing requirements of The Nasdaq Stock Market.

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board and committee meetings. We encourage, but do not require, each Board member to attend our annual meeting of stockholders. We held an annual meeting of stockholders on June 5, 2020 for our fiscal year 2019. The Board held 15 meetings during fiscal year 2020, four of which were regularly scheduled meetings and 11 of which were special meetings.  All directors attended at least 75% of the meetings of the Board and the committees on which they served during the time they were members of the Board or such committees during fiscal year 2020.

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

Board Role in the Oversight of Risk

The Board oversees our risk management activities, requesting and receiving reports from management. The Board exercises this oversight responsibility directly and through its committees. Our Board has delegated primary responsibility for oversight of risks relating to financial controls and reporting to our Audit Committee, which in turn reports to the full Board on such matters as appropriate. The Audit Committee also assists the Board in oversight of certain risks, particularly in the areas of internal controls over financial reporting, financial reporting and review of related party transactions.

Our management, with oversight from our Compensation Committee, has reviewed its compensation policies and practices with respect to risk-taking incentives and risk management and does not believe that potential risks arising from our compensation polices or practices are reasonably likely to have a material adverse effect on our company

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Governance Committee. In accordance with applicable listing requirements of The Nasdaq Stock Market, each of these committees is comprised solely of non-employee, independent directors. The charter for each committee is available at https://ir.supermicro.com/corp-governance#governance. In January 2019, the Board of Directors approved amendments to the charters for each of the Audit Committee, the Compensation Committee and the Governance Committee, which amendments are reflected in the descriptions contained herein. The charter of each committee also is available in print to any stockholder who requests it. The following table sets forth the current members of each of the standing Board committees:

Audit Committee	Compensation Committee	Governance Committee
Tally Liu (1)	Sherman Tuan (1)	Hwei-Ming (Fred) Tsai (1)
Daniel W. Fairfax	Hwei-Ming (Fred) Tsai	Saria Tseng
Michael S. McAndrews	Saria Tseng	Sherman Tuan
Hwei-Ming (Fred) Tsai
__________________________

(1)	Committee Chairperson

Audit Committee

The Audit Committee has four members. The Audit Committee met 15 times in fiscal year 2020, four of which were regularly scheduled meetings and 11 of which were special meetings. The Board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market and the rules of the SEC. The Board has also determined that each member of our Audit Committee is an “audit committee financial expert” as defined under applicable SEC rules.

As outlined more specifically in the Audit Committee charter, the Audit Committee has, among other duties, the following responsibilities:

•	Appoints, retains and approves the compensation of our independent auditors, and reviews and evaluates the auditors’ qualifications, independence and performance;

•	Oversees the independent auditors’ audit work and reviews and pre-approves all audit and non-audit services that may be performed by them;

•
Discusses with the independent auditors any audit problems, difficulties and management’s response to them, and all matters that the Public Company Accounting Oversight Board and the SEC require to be discussed with the committee;

•	Reviews and discusses with management press releases regarding our financial results, as well as financial information and earnings guidance provided to securities analysts and rating agencies;

•	Reviews and approves the planned scope of our annual audit;

•	Monitors the rotation of partners of the independent auditors on our engagement team as required by law;

•	Reviews our financial statements and discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements;

•	Reviews our critical accounting policies and estimates;

•	Oversees the adequacy of our financial controls;

•	Periodically reviews with management and the independent auditors our disclosure controls and procedures and our internal control over financial reporting;

•
Reviews and approves the internal audit function’s (i) audit plan, (ii) all major changes to the internal audit plan, (iii) the scope, progress and results of executing the internal audit plan, and (iv) the annual performance of the internal audit function

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

Compensation Committee

The Compensation Committee has three members. The Compensation Committee met nine times in fiscal year 2020, four of which were regularly scheduled meetings and five of which were special meetings. The Compensation Committee is comprised solely of non-employee directors. The Board has determined that each member of our Compensation Committee meets the requirements for independence under the listing requirements of The Nasdaq Stock Market.

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

•
Reviews and evaluates, at least annually, the performance of the Compensation Committee, including compliance of the Compensation Committee with its charter and the adequacy of the Compensation Committee charter.

In general, the Compensation Committee discharges the Board's responsibilities regarding the determination of executive compensation, and reviews and makes recommendations to the full Board in the determination of non-employee director compensation. The Compensation Committee also makes recommendations to the full Board regarding non-ordinary course executive compensation matters, including with respect to new or amended employment contracts, severance or change-in-control plans or arrangements. The Compensation Committee may delegate its responsibilities to subcommittees comprised of one or more Compensation Committee members, subject to requirements of our bylaws and applicable laws, regulations and the terms of our executive compensation plans. Additional information about the Compensation Committee's processes for determining executive and non-employee director compensation, including the role of the Compensation Committee's compensation consultant and our executive officers, can be found in the "Executive Compensation" and "2020 Director Compensation" sections of this Annual Report.

Nominating and Corporate Governance Committee

The Governance Committee has three members. The Governance Committee met six times in fiscal year 2020, four of which were regularly scheduled meetings and two of which were special meetings. The Governance Committee is comprised solely of non-employee directors. The Board has determined that each member of our Governance Committee meets the requirements for independence under the listing requirements of The Nasdaq Stock Market.

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

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this section we provide an explanation and analysis of the material elements of the compensation provided to our Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers who were serving as executive officers at the end of our fiscal year 2020 (collectively referred to as our “named executive officers”).

Our named executive officers and their positions during fiscal year 2020 were:

Charles Liang	President, Chief Executive Officer and Chairman of the Board
Kevin Bauer	Senior Vice President, Chief Financial Officer
Don Clegg	Senior Vice President, Worldwide Sales
David Weigand	Senior Vice President, Chief Compliance Officer
Alex Hsu	Senior Vice President, Chief Operating Officer

Process Overview

The Compensation Committee of the Board discharges the Board’s responsibilities relating to compensation of all of our executive officers. During fiscal year 2020, the Compensation Committee was comprised of three non-employee directors, all of whom are independent pursuant to the applicable listing rules of NASDAQ and Rule 16b-3 under the Exchange Act.

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of our Chief Financial Officer. Committee meetings are regularly attended by our Chief Financial Officer and our General Counsel. However, neither our Chief Financial Officer nor our General Counsel attends the portion of meetings during which his own performance or compensation is being discussed. Our Chief Financial Officer and General Counsel support the Compensation Committee in its work by providing information relating to our financial plans and certain personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. As part of making an overall assessment of each named executive officer’s role and performance, and structuring our compensation programs for fiscal year 2020, the Compensation Committee reviewed recommendations of our Chief Executive Officer, as well as publicly available peer group compensation data and data compiled by our independent compensation consultant.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to link the named executive officers’ compensation to, and reward, corporate performance. Commencing in fiscal year 2018, in order to better link executive pay to performance, our Compensation Committee decided that a significant portion of our Chief Executive Officer’s periodic long-term equity awards should be in the form of performance-based restricted stock units (“PRSUs”). In general, PRSUs represent an opportunity to earn a defined number of shares of our common stock if we and/or the recipient achieve pre-set performance goals over time. PRSUs generally encourage long-term commitment to the Company and commitment to performance that is designed to boost long-term Company results. In June 2020, our stockholders approved our 2020 Equity and Incentive Compensation Plan (the “2020 Plan”), and the Compensation Committee currently plans to expand its use of performance-based equity awards like PRSUs in future long-term equity programs for named executive officers in order to more tightly link the investment interests of our stockholders to the compensation interests of our senior executive leaders.

The Compensation Committee considers various sources of comparative data when determining executive compensation levels, including compensation data assembled for the Compensation Committee by Radford, an Aon Hewitt company ("Radford"), from a sample of public companies selected by us. For fiscal year 2020 compensation decisions, the sample consisted of the following companies:

Ciena Corporation	Infinera Corporation
Cray Inc.(1)	Juniper Networks, Inc.
Diebold Nixdorf, Incorporated	NetApp, Inc.
Extreme Networks, Inc.	NETGEAR, Inc.
F5 Networks, Inc.	Plexus Corp.
__________________________

(1)
The same sample companies were used for fiscal year 2019 and 2020 compensation decisions. Although Cray Inc. was acquired by Hewlett Packard Enterprise Company in 2019, it remained included in the information regarding the sample public companies that was used for fiscal year 2020 compensation decisions.

In selecting the companies for inclusion in the sample, we considered whether the company may compete against us for executive talent.

For fiscal year 2020, the Compensation Committee utilized the independent consultant report developed for fiscal year 2019 as it believed the report continued to be relevant. Recognizing that over-reliance on external comparisons can be of concern, the Compensation Committee used external comparisons as only one point of reference and is mindful of the value and limitations of comparative data.

Key Fiscal Year 2020 Executive Compensation Decisions and Actions

At the beginning of fiscal year 2020, the Compensation Committee decided that it would generally not implement any increases in base salary or annual cash incentive opportunities for, or grant any equity awards to, any of our named executive officers for so long as the Company was not current in filing its periodic reports with the SEC (please refer to our Annual Report on Form 10-K for fiscal year 2019 for background on why we were not current in those filings). After we became current in our filings with the SEC and our stock was re-listed on the Nasdaq Global Select Market in December 2019, the Compensation Committee reviewed the compensation arrangements for our named executive officers. As a result of that review, in the fourth quarter of fiscal year 2020 the Compensation Committee increased the base salaries of our named executive officers (to the extent not already increased during the fiscal year) and implemented a short-term cash incentive program that incorporated certain financial metrics and individual goals as performance conditions.

In addition, in March 2020 the Board, upon the recommendation of the Compensation Committee, approved special performance-based cash incentive award opportunities to certain long-term employees. For many employees, these awards were granted to reward them for their valuable contributions and loyal service to the Company, particularly through the period of time when we were not current in our SEC filings. In the case of Mr. Liang and Mr. Clegg, who were the named executive officers who received such award opportunities, their incentives were specifically linked to Company stock price performance. The Board selected this design specifically to take into consideration the views expressed by multiple stockholders in connection with the Company’s stockholder outreach program, particularly a desire for the Company to use cash rather than shares for such awards and the character of the performance metrics that must be achieved to earn these awards, thus further aligning Mr. Liang and Mr. Clegg’s interests with those of our stockholders.

Mr. Clegg’s award, for a target payment of $114,000, was conditioned on the price of our common stock equaling or exceeding $25.80 (a 12% premium over the closing price on the date the Board granted the award opportunity) for any period of 20 consecutive trading days prior to September 30, 2022. The award condition was satisfied during the fourth quarter of fiscal 2020, and Mr. Clegg received his target payout of $114,000 in satisfaction of this award. Mr. Liang’s award, for a cash incentive opportunity of up to $8,076,701 (the “Maximum Value”), is subject to the following conditions:

•
50% of the Maximum Value will be paid to Mr. Liang only if the average closing price for the Company’s common stock equals or exceeds $31.61 (representing a 15% premium over the average closing price of the Company’s common stock for the 20 consecutive trading days preceding the Board’s decision) for any period of 20 consecutive trading days prior to September 30, 2021, provided that Mr. Liang remains employed with the Company through the date that such common stock price goal is achieved; provided further that this payment shall be subject to reduction (including possibly a reduction to zero) at the sole discretion of the Board to the extent the Company has not made, in the Board’s determination, adequate progress in remediating its internal weaknesses in its internal control over financial reporting; and

•
50% of the Maximum Value will be paid to Mr. Liang only if the average closing price for the Company’s common stock equals or exceeds $32.99 (representing a 20% premium over the average closing price of the Company’s common stock for the 20 consecutive trading days preceding the Board’s decision) for any period of 20 consecutive trading days prior to June 30, 2022, provided that Mr. Liang remains employed with the Company through the date that such common stock price goal is achieved.

Regarding Mr. Liang's award, the relevant stock price goals were not met during fiscal year 2020, and no portion of these amounts were paid to Mr. Liang during fiscal year 2020, although the award opportunity remains available going forward. While PRSUs were issued to our Chief Executive Officer, Mr. Liang, during fiscal year 2018, the Compensation Committee did not grant PRSUs to Mr. Liang in either fiscal year 2019 or fiscal year 2020, in part because we had only a limited number of shares available under our 2016 Equity Incentive Plan and in part because we were not current in our periodic filings with the SEC until December 2019.

Following the re-listing of our stock on the Nasdaq Global Select Market in January 2020, the Compensation Committee began considering special bonuses to certain of our employees who were most deeply involved in the effort over the prior two years to restate our prior financial statements, bring us current in our SEC filings and re-list our common stock. After several months of review and consideration, the Compensation Committee determined in May 2020 to make special cash bonus payments to certain of our employees, including $342,784 for Mr. Bauer and $147,107 for Mr. Weigand.

For fiscal 2020, the Compensation Committee established a short-term incentive cash program in which each of our named executive officers participated, as described in further detail below under “Fiscal Year 2020 Named Executive Officer Compensation Components - Short-Term Incentive Cash Compensation.”

Additional Information on the Compensation Committee's Compensation Consultant

For fiscal year 2020, the Compensation Committee utilized information from Radford in making certain named executive officer compensation decisions. Previously, in fiscal year 2019, Radford had advised the Compensation Committee regarding executive officer compensation decisions and our management had commissioned Radford to provide additional services to management for similar compensation studies to evaluate certain components of total compensation for our employees generally. In making the adjustments to base salaries for our named executive officers in the fourth quarter of fiscal year 2020, the Compensation Committee relied on information that Radford had provided in both fiscal year 2020 and in fiscal year 2019.

In fiscal year 2019, before receiving Radford’s information and assistance, the Compensation Committee assessed the independence of Radford in the light of all relevant factors, including the additional services and other factors required by the SEC, that could give rise to a potential conflict of interest with respect to Radford. Based on these reviews and assessments, the Compensation Committee did not identify any conflicts of interest raised by the work performed by Radford. In fiscal year 2020, the Compensation Committee updated its assessment of Radford’s independence and did not identify any conflicts of interest raised by additional work performed by Radford in fiscal year 2020.

The Role of the Most Recent Stockholder Say-on-Pay Vote

The Compensation Committee, with the entire Board, and our management value the opinions of our stockholders. At our last annual meeting of stockholders, which was held on June 5, 2020 (the "Fiscal Year 2019 Annual Meeting"), we provided our stockholders the opportunity to vote to approve, on an annual advisory basis, the compensation of our named executive officers as disclosed in the proxy statement for such meeting. At the meeting, stockholders representing over 91% of the stock present and entitled to vote on this “say-on-pay” proposal approved the compensation of our named executive officers. Although the say-on-pay vote was non-binding, the Compensation Committee has considered, and expects to continue to consider, the outcome of the vote when making future compensation decisions for our named executive officers. In addition, while the Fiscal Year 2019 Annual Meeting and therefore the say-on-pay vote were held late in fiscal year 2020, outreach had been made to several significant stockholders prior to the meeting to discuss (among other things) matters related to executive compensation. Feedback received from such stockholders included a desire that a more significant portion of executive compensation (including future equity awards made following the adoption of the 2020 Plan) be tied to performance based upon the achievement of pre-established goals. The Compensation Committee currently intends to take this feedback into account when instituting future compensation plans for our executive officers.

Role of Executive Officers in the Compensation Process

Each year, management provides recommendations to the Compensation Committee regarding compensation program design and evaluations of executive and Company performance. In particular, in fiscal year 2020 our Chief Executive Officer and Chief Financial Officer provided the Compensation Committee with their views on the appropriate Company performance considerations for use in our short-term incentive programs. Management's input was provided based on its view of investor expectations, our operating plans and financial goals, and consideration of the limited availability of shares remaining available for grant under our 2016 Equity Incentive Plan. At the end of fiscal year 2020, our Chief Executive Officer provided the Compensation Committee with his views of the nature and extent of our performance against expectations. Finally, our Chief Executive Officer also provided the Compensation Committee with regular performance evaluations of the other named executive officers, including his views as to their impact on strategic initiatives and organizational goals, as well as their functional expertise and leadership. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our named executive officers rests with the Compensation Committee and the Board.

Fiscal Year 2020 Named Executive Officer Compensation Components

For fiscal year 2020, the principal components of compensation for our named executive officers were:

•	Base salary; and

•	Short-term incentive cash compensation.

In addition, certain of our named executive officers also received some or all of the following additional compensation components, as further described below:

•	Other short-term discretionary bonuses or one-time cash incentive awards; and

•	Equity-based incentive compensation consisting of grants of stock options and/or PRSUs.

Base Salary. We pay base salaries to our named executive officers to provide them with a base level of fixed income for services rendered to us. Base salary rates for our named executive officers other than the Chief Executive Officer are determined annually by the Compensation Committee based upon recommendations by our Chief Executive Officer, typically taking into account factors such as salary norms in comparable companies and publicly available data regarding compensation increases in our industry, subjective assessments of the nature of the officers' positions and an annual review of the contribution and experience of each named executive officer. For the Chief Executive Officer, the Compensation Committee considers substantially the same type of information, as well as our overall size in terms of annual revenue, scale and number of employees and the Chief Executive Officer’s overall stock ownership.

The Compensation Committee held base salaries at the same annual rates as were in effect at the end of fiscal 2019 until after we had again become current in filing our periodic reports with the SEC (which occurred in December 2019) and our common stock was relisted on the Nasdaq Global Select Market (which occurred in January 2020). In the fourth quarter of fiscal year 2020, the Compensation Committee approved increases in base salary rates for the named executive officers, which ranged from approximately 8% to 43%, as disclosed below. In determining increased base salary rates for fiscal year 2020, the Compensation Committee considered the salary factors discussed in the paragraph above, the contributions the named executive officers made during fiscal year 2020 to regain compliance with our public Company disclosure requirements and achieve a relisting of our shares on the Nasdaq Global Select Market, and the fact that base salary rates during fiscal year 2019 had been maintained at the same levels as in fiscal year 2018 for all named executive officers.

	Principal Position During Fiscal Year 2020	Fiscal Year 2019 Base Salary Rate		Fiscal Year 2020 Base Salary Rate (1)	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$365,160		$522,236	43%
Kevin Bauer	Senior Vice President, Chief Financial Officer	$329,600		$379,040	15%
Don Clegg	Senior Vice President, Worldwide Sales	$320,000		$352,000	10%
David Weigand	Senior Vice President, Chief Compliance Officer	$270,000		$337,716	25%
Alex Hsu	Senior Vice President. Chief Operating Officer	$350,000	(2)	$378,000	8%
____________________

(1)
The base salary amounts actually paid to each named executive officer for fiscal year 2019 and 2020 are disclosed in the Summary Compensation Table. The fiscal year 2020 salary amounts disclosed in the Summary Compensation Table for each named executive officer are less than the amounts disclosed in the table above because each named executive officer was receiving his fiscal year 2019 base salary rate for a portion of fiscal year 2020.

(2)	Effective April 1, 2019.

Short-Term Incentive Cash Compensation. As part of its review of executive compensation following the re-listing of our common stock on the Nasdaq Global Select Market, the Compensation Committee implemented a short-term incentive, or “STI,” cash compensation program for fiscal year 2020. This program was instituted in the fourth quarter of fiscal 2020, at the same time that the Compensation Committee adjusted base salary rates for most of our named executive officers. The general goal of our STI program for our named executive officers is to support our overall business objectives by aligning short-term Company performance with the interests of investors and focusing attention on key measures of success. Our STI program accomplishes this goal by providing the opportunity for additional cash rewards when pre-established Company and individual performance goals are achieved.

The Compensation Committee established two financial performance metrics that would determine the STI amount each named executive officer would receive under the STI program. These two metrics were annual revenue for fiscal year 2020 (determined as reflected in the Company’s audited financial statements) and non-GAAP operating margin for the fourth quarter of fiscal year 2020 (as reported by the Company in its press release announcing fiscal year-end results). These two metrics were evenly weighted, so that each was to contribute 50% of the STI award payout to be received by each named executive officer. The Compensation Committee established for each metric a “base” performance goal, a “target” performance goal and a “high” performance goal. If the Company did not achieve at least the base goal for a performance metric, none of the STI award opportunity associated with that metric could be earned. For each named executive officer, the Compensation Committee established a target STI award payout opportunity that would be earned if the Company performed exactly at the target goals on both of the two metrics. As disclosed in the table below, the target STI award opportunity ranged from 20% to 40% of the fiscal year 2020 base salary rate for each named executive officer, except that for Mr. Liang, his target STI award payout opportunity was set at 100% of his fiscal year 2020 base salary rate. At the base level of performance for a performance metric, each named executive officer could earn 80% of his target STI award payout opportunity for that performance metric. At the high level of performance for a performance metric, each named executive officer other than Mr. Liang could earn either 125% or 135% of his target STI award payout opportunity for that performance metric, and Mr. Liang could earn 200% of his target STI award payout opportunity for that performance metric. For actual performance between base, target and high levels, straight-line mathematical interpolation between the applicable payout opportunities would determine the achieved payout level for a performance metric.

The named executive officers’ STI award payout opportunities were determined by the Compensation Committee generally based on factors substantially similar to those described above for base salary determinations. Two named executive officers, Messrs. Clegg and Hsu, were provided the opportunity to further increase their STI award payout up to 150% for the annual revenue performance metric if actual performance for that performance metric met or exceeded an additional “stretch” goal above the “high” goal. This additional opportunity was provided to Messrs. Clegg and Hsu as they are the named executive officers, other than Mr. Liang, whose work has the greatest impact on the Company’s annual revenue growth.

The Compensation Committee also assigned each of the named executive officers an individual performance goal to be completed during the fourth quarter of fiscal year 2020 (other than Mr. Liang, whose STI award payout was determined solely based on the Company financial performance metrics). Any named executive officer who did not achieve his assigned goal would not be eligible for a STI award payout above his target STI award opportunity, even if the Company’s actual financial performance exceeded the target goal on one or both of the financial performance metrics.

The fiscal 2020 target STI award opportunities for the named executive officers are shown in the following chart:

Named Executive Officer	Fiscal 2020 Target STI Award Amount	Fiscal 2020 Target STI Award as a % of Base Salary Rate
Charles Liang	$522,236	100%
Kevin Bauer	$151,616	40%
Don Clegg	$140,800	40%
David Weigand	$67,543	20%
Alex Hsu	$151,200	40%

The Company performance metrics consisted of the following metrics for fiscal 2020:

•	Fiscal year 2020 revenue - weighted 50%; and

•
Fourth quarter fiscal year 2020 non-GAAP operating margin, generally defined as non-GAAP income from operations as a percentage of net sales (for these purposes, non-GAAP income from operations excludes stock-based compensation expense, legal settlement costs, one-time employee performance bonuses, controls remediation and other expenses from GAAP income from operations) - weighted 50%.

The goals for each Company financial performance metric established for the fiscal 2020 STI awards, and actual results, were as follows (dollars in millions):

Company Performance Metrics, Goals and Actual Achievement

Company Performance Metric	Base Goal (80% of Target Payout)	Target Goal (100% of Target Payout)	High Goal (200%, 125% or 135% of Target Payout)	Stretch Goal (150% of Target Payout)	Actual Result	Percent of Target Goal Earned
FY 2020 Revenue	$3,243.155	$3,263.155	$3,323.155	$3,393.155	$3,339.281	102.3%
Q4 2020 Non-GAAP Operating Margin	2.7%	3.5%	4.3%	5.0%	3.8%	108.0%

In terms of the individual goals for the named executive officers (other than Mr. Liang, whose STI award payout opportunity was based solely on the Company’s performance against the financial performance metrics described above): Mr. Bauer’s goals primarily related to developing both a new corporate-wide budgeting system and the 2021 annual operating plan. Messrs. Clegg and Hsu’s goal primarily related to developing customers to support future years’ revenue achievement; and Mr. Weigand’s goal primarily related to the Company response to the coronavirus pandemic. The Compensation Committee, after considering the recommendations of Mr. Liang (as well as input from the Chairman of the Audit Committee regarding Mr. Bauer’s performance), and taking into account the degree of achievement of the individual goals, determined each named executive officer's STI award payout.

Each named executive officer’s fiscal year 2020 target STI award opportunity, and actual payout result, were as follows:

Named Executive Officer	Fiscal 2020 Target STI Award Amount	Fiscal 2020 STI Award Payout ($)	Fiscal 2020 STI Award Payout (%)
Charles Liang	$522,236	$875,635	168%
Kevin Bauer	$151,616	$164,441	108%
Don Clegg	$140,800	$176,581	125%
David Weigand	$67,543	$78,970	117%
Alex Hsu	$151,200	$189,624	125%

Other Short-Term Bonuses. We have had individualized short-term cash bonus arrangements with various officers of the Company, including three of our named executives officers. In some cases, these arrangements pre-date the time that these individuals became executive officers, and in other cases, the arrangements were negotiated at the time the individual was hired or was designated as an executive officer. In some cases, these arrangements provide for fixed bonus payments and in other cases these arrangements provide for variable bonus payments or a hybrid thereof. We award these short-term bonuses to certain named executive officers for their continued achievements and contributions to the Company. The table below summarizes the fiscal year 2020 arrangements for Messrs. Clegg, Bauer and Weigand. The arrangements with Mr. Clegg and Mr. Bauer terminated as of July 31, 2020, and the arrangement with Mr. Weigand terminated as of June 30, 2020.”

Kevin Bauer
Fixed bonus, paid monthly, initially at a rate of $80,000 per year, then increased to a rate of $120,000 per year in September 2019. Mr. Bauer is also eligible for less than $2,000 per year in a variable bonus tied to Company performance.

Donald Clegg
Fixed bonus, paid monthly, at a rate of $84,000 per year, plus $8,242 per year in a variable bonus tied to Company performance and $16,728 per year in a sales bonus based upon achieving certain quarterly sales goals.

David Weigand	Fixed bonus, paid quarterly, at a rate of $75,000 per year. This bonus was a continuation in fiscal year 2020 of an arrangement agreed at the time of Mr. Weigand’s initial employment in May 2018.

The Company awarded certain special one-time cash incentive opportunities or made certain special one-time cash payments to Messrs. Liang, Bauer, Clegg and/or Weigand, as described above under “Key Fiscal Year 2020 Executive Compensation Decisions and Actions.”

Equity-Based Incentive Compensation. Stock options and other equity-based awards are also an important component of the total compensation of our named executive officers. We believe that equity-based awards also align the interests of each named executive officer with those of our stockholders. They also provide named executive officers a significant, long-term interest in our success and help retain key named executive officers in a competitive market for executive talent. The 2016 Equity Incentive Plan authorized the Compensation Committee to grant stock options and other equity-based awards to eligible named executive officers. The number of shares owned by, or subject to equity-based awards held by, each named executive officer is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance, expected future performance and the relative holdings of other executive officers. The Compensation Committee has historically granted equity awards to employees on a two-year cycle. Stockholders approved the 2020 Plan at the Fiscal Year 2019 Annual Meeting. As a result, while outstanding awards issued under the 2016 Equity Incentive Plan will continue to be governed by that plan, no new grants are permitted to be made under the 2016 Equity Incentive Plan and we expect to make all future equity awards out of the 2020 Plan.

Due to the fact that we failed to file our 2017 10-K by its due date, the effectiveness of our registration statement on Form S-8 covering equity awards under our 2016 Equity Incentive Plan was suspended. It remained suspended until December 20, 2019, the date on which we had completed filing all of our delinquent quarterly and annual reports with the SEC. The effectiveness of our registration statement on Form S-8 for the 2016 Equity Incentive Plan was then revived. The Compensation Committee did not make equity awards to our named executive officers during the period of time when our registration statement on Form S-8 for the 2016 Equity Incentive Plan was not effective. With the adoption of the 2020 Plan, and the effectiveness of a Form S-8 registration statement for that plan and awards granted under it, our Compensation Committee expects that it will grant additional equity awards to our named executive officers that will reflect the lack of equity awards for a period of time after the effectiveness of our registration statement on Form S-8 for our prior 2016 Equity Incentive Plan was suspended.

For fiscal year 2020, the Compensation Committee determined to provide the awards of stock options and PRSUs as outlined in the table below. The equity grants to Mr. Hsu were made during the last quarter of fiscal year 2020 in connection with his promotion to Chief Operating Officer (or COO).

	Type of Award	Quantity (at Target) of Award	Rationale for Providing (or Not Providing) the Award
Charles Liang	· N/A	· N/A	· Registration statement on Form S-8 not effective
Kevin Bauer	· N/A	· N/A	· Registration statement on Form S-8 not effective
Don Clegg	· N/A	· N/A	· Registration statement on Form S-8 not effective
David Weigand	· N/A	· N/A	· Registration statement on Form S-8 not effective
Alex Hsu	· Stock options · PRSUs	· 38,000 · 30,000	· Granted in connection with promotion to COO · Granted in connection with promotion to COO

Stock Options. In general, the Compensation Committee uses stock options to directly align the compensation interests of participating named executive officers with the investment interests of our stockholders. The stock options described above for Mr. Hsu were granted on March 27, 2020 with a 10-year term and an exercise price equal to the closing market price of our common stock on the grant date ($20.37 per share). These stock options vest at a rate of 88% on March 27, 2021 and 12% one quarter thereafter, such that the granted options will be fully vested on June 27, 2021. Mr. Hsu and Mr. Liang first discussed Mr. Hsu assuming the role of COO in March 2019 and discussed an equity grant with a two-year vesting period. The particular size of the stock option grant was determined based upon negotiation with Mr. Hsu and the recommendation of Mr. Liang. Mr. Hsu’s formal appointment as COO did not occur until September 6, 2019 and the grant of the equity award that had been discussed was delayed until after our common stock had been re-listed on the Nasdaq Global Select Market. This equity award was granted under the 2016 Equity Incentive Plan, which required a minimum vesting period of one year. When the first vesting date of March 27, 2021 occurs, seven quarters will have elapsed since Mr. Hsu and Mr. Liang first discussed the change in Mr. Hsu’s role, and the vesting of 7/8ths of the stock option award reflects that history.

PRSUs. In general, PRSUs represent the right to receive a defined number of shares of our common stock subject to the achievement of pre-established goals. The PRSUs described above for Mr. Hsu were granted on March 27, 2020. The Compensation Committee determined the particular size of the PRSU grant to Mr. Hsu based on similar sized grants in prior years to other executives and upon the recommendation of Mr. Liang. In general, a total of 30,000 units will vest based on service conditions only, with the first tranche of 15,000 vesting in May 2021 and 15,000 vesting in November 2021. Additional units can be earned for each tranche if the Company’s revenue increases year-over-year (fiscal year 2020 compared to fiscal year 2019 for the first tranche and fiscal year 2021 compared to fiscal year 2020 for the second tranche).

With respect to the first tranche, if the Company’s revenue for fiscal year 2020 exceeded its revenue for fiscal year 2019, then a number of additional units would have been earned for the first tranche. The number of additional units was to be determined by multiplying the percentage growth in revenue by three, which amount would have then been a multiplier of the base number of 15,000 units. For example, if the Company’s growth rate from fiscal 2019 to fiscal 2020 had been 10%, the number of additional units would have been 4,500 (30% of 15,000 units). The Company’s revenue for fiscal year 2020 ($3,339 million) did not exceed revenue for fiscal 2019 ($3,500 million), however, so no additional units were earned for the first tranche.

Similarly, with respect to the second tranche, if the Company’s revenue for fiscal year 2021 exceeds its revenue for fiscal year 2020, then a number of additional units will be earned for the second tranche. The number of additional units will again be determined by multiplying the percentage growth in revenue by three, which amount will be a multiplier of the base number of 15,000 units.

Stock Ownership Guidelines

Other than as discussed below under “Stock Retention Policy,” we currently do not require our directors or executive officers to own a particular amount of our common stock. The Compensation Committee is satisfied that stock and option holdings among our directors and named executive officers have historically been sufficient to provide motivation and to align this group’s interests with those of our stockholders. Our insider trading policy prohibits any of our directors, executive officers, employees or contractors from engaging in any transactions in publicly-traded options, such as puts and calls, and other derivative securities, including any hedging or similar transaction, with respect to our common stock.

Stock Retention Policy

We have adopted a stock retention policy which requires that our Chief Executive Officer hold a significant portion of the shares of our common stock acquired under our equity incentive plans for at least 36 months. Under the policy, the Chief Executive Officer must retain at least 50% of all “net” shares received (“net” shares means those shares remaining after the sale or withholding of shares in payment of the exercise price, if applicable, and withholding taxes) for at least 36 months following the date on which an equity award is vested, settled or exercised, as applicable.

Recoupment Policy

We established a recoupment policy that is applicable to our named executive officers (the “Recoupment Policy”). Under the Recoupment Policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under United States securities laws, the Compensation Committee shall be entitled to recover from any current or former executive officer any excess incentive-based compensation received by such person during the three-year period prior to the date on which we are required to prepare the restatement. This Recoupment Policy applies to both equity-based and cash-based incentive compensation awards. The “excess incentive-based compensation” is the difference between the actual amount that was paid, and the amount that would have been paid under the restated financial results.

Other Benefits

Health and Welfare Benefits. Our named executive officers receive the same health and welfare benefits as are offered to our other employees, including medical, dental, vision, life, accidental death and dismemberment and disability insurance coverage, flexible spending account participation and holiday pay. The same contribution amounts, percentages and plan design provisions are applicable to all employees. We offer these health and welfare benefits generally to help provide a competitive compensation package to employees to assist with the attraction, hiring and retention of employees.

Retirement Program. Our named executive officers may participate in the same tax-qualified, employee-funded 401(k) plan that is offered to all our other employees. We do not maintain a supplemental executive retirement plan, nor do we offer any defined benefit retirement plans or other defined contribution plans to our named executive officers. We offer these retirement program benefits generally to help provide a competitive compensation package to employees to assist with the attraction, hiring and retention of employees.

Perquisites. We do not provide perquisites or personal benefits to any of our named executive officers.

Employment Arrangements, Severance and Change of Control Benefits. We have not entered into employment agreements with any of our named executive officers. Each of Messrs. Bauer, Clegg, Weigand, and Hsu currently has a signed offer letter which provides for at-will employment. Each such offer letter provides for an initial base salary rate, an initial stock option grant and rights to participate in our employee benefit plans as described above. We do not have any written employment arrangements with Mr. Liang. We do not have any arrangements with any of our named executive officers that provide for any severance or other benefits in the event of termination or change of control of our Company.

Tax and Accounting Treatment of Compensation. In our review and establishment of named executive officer compensation programs and payments, we consider, but do not place substantial emphasis on, the anticipated accounting and tax treatment of our compensation programs to us and our named executive officers. Among other factors that receive greater consideration are the net costs to us and our ability to effectively administer executive compensation in the short and long-term interests of stockholders.

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), generally limits a Company’s ability to deduct for tax purposes compensation in excess of $1.0 million paid in any single tax year to certain executive officers (and, beginning in 2018, certain former executive officers). Prior to 2017 tax reform legislation, compensation deemed to be performance-based in accordance with Section 162(m) could be exempt from this $1.0 million limitation, and compensation paid to the Chief Financial Officer was not subject to the deductibility limitation of Section 162(m). After the 2017 tax reform legislation, this performance-based exception no longer applies, except for the performance-based compensation that is grandfathered; and compensation paid to the Chief Financial Officer is subject to the deductibility limitation of Section 162(m). This legislation change did not have material impact to the Company for fiscal year 2020. We continue to evaluate the impact of the 2017 tax reform legislation and related guidance and regulations for their potential impact on our Company. Regardless of that impact, however, we will continue to design and maintain executive compensation arrangements that we believe will attract and retain the executive talent that we need to compete successfully, even if in certain cases such compensation is not deductible for federal income tax purposes. In addition, because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m), as in effect prior to 2018, will in fact be deductible.

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

Summary

The Compensation Committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our named executive officers’ interests with those of our stockholders. The Compensation Committee also believes that the compensation of our named executive officers is both appropriate and responsive to the goal of building stockholder value.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with our management. Based on this review and these discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report.

This report has been furnished by the Compensation Committee.

Sherman Tuan, Chair
Hwei-Ming (Fred) Tsai
Saria Tseng

Fiscal Year 2020 Summary Compensation Table

The following table sets forth information concerning the reportable compensation for our named executive officers for the fiscal years ended 2020, 2019 and 2018, as applicable.

FISCAL YEAR 2020 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Liang	2020	423,346	—	—	—	875,635	—	—	1,298,981
President, Chief Executive Officer and Chairman of the Board	2019	386,212	—	—	—	—	—	—	386,212
	2018	386,212	—	3,252,000	1,644,005	—	—	—	5,282,217

Kevin Bauer	2020	363,954	460,967	—	—	164,441	—	—	989,362
Senior Vice President, Chief Financial Officer	2019	340,356	80,004	—	—	—	—	—	420,360
	2018	328,000	80,304	—	—	—	—	—	408,304

Don Clegg	2020	348,459	108,970	—	—	290,581	—	—	748,010
Senior Vice President, Worldwide Sales	2019	336,910	146,419	132,600	215,600	—	—	—	831,529
	2018	279,041	17,275		—	—	—	—	296,316

David Weigand	2020	300,347	222,107	—	—	78,970	—	—	601,424
Senior Vice President, Chief Compliance Officer	2019	270,000	48,921	221,000	215,600	—	—	—	755,521
	2018	46,038	15,000	—	—	—	—	—	61,038

Alex Hsu	2020	374,845	5,048	611,100	372,400	189,624	—	—	1,553,017
Senior Vice President, Chief Operating Officer	2019	206,340	2,623	60,112	172,480	—	—	—	441,555
	2018	77,305	600	24,396	25,671	—	—	—	127,972
__________________________

(1)	Amounts disclosed under "Salary" for fiscal year 2020 include leave pay earned by the named executive officers.

(2)
Amounts disclosed under “Bonus” for fiscal year 2020 reflect both (a) short-term bonuses for Messrs. Bauer, Clegg and Weigand as described above in the “Compensation Discussion and Analysis” under “Fiscal Year 2020 Named Executive Officer Compensation Components - Other Short-Term Bonuses” and (b) for Mr. Bauer and Mr. Weigand, additional bonuses paid in fiscal year 2020 in the amounts of $342,784 and $147,107, respectively (as described above in “Compensation Discussion and Analysis”).

(3)
The amount disclosed for fiscal year 2020 represents the grant date fair value of the PRSU award granted during the fiscal year calculated in accordance with ASC Topic 718 and is based on the probable outcome of the performance conditions on the date of grant. Assumptions used in the calculation of this amount are included in Part II, Item 8, “Financial Statement and Supplementary Data”, and Part II, Item 8, Note 14 “Stock-based Compensation and Stockholders’ Equity”, to our consolidated financial statements for fiscal year 2020 included in this Annual Report on Form 10-K. There is no maximum grant date fair value for Mr. Hsu’s fiscal year 2020 PRSU award because the award does not specify a maximum amount of PRSUs that may be earned (there is no cap on the maximum performance achievement for the revenue growth performance metric).

(4)
The amount disclosed for fiscal year 2020 represents the grant date fair value of the stock option award calculated in accordance with ASC Topic 718, using the Black Scholes option-pricing model. Assumptions used in the calculation of this amount are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Part II, Item 8, Note 14 “Stock-based Compensation and Stockholders’ Equity”, to our consolidated financial statements for fiscal year 2020 included in this Annual Report on Form 10-K.

(5)
Amounts disclosed in this column for fiscal year 2020 represent: (a) for each named executive officer, the fiscal 2020 STI payout as described above in the “Compensation Discussion and Analysis” under “Fiscal Year 2020 Named Executive Officer Compensation Components - Short-Term Incentive Cash Compensation”; and (b) for Mr. Clegg, the special one-time cash payment of $114,000 that was earned in fiscal year 2020 based on the achievement of the specified stock price condition (as described above in the “Compensation Discussion and Analysis”).

Fiscal Year 2020 Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2020 to each of our named executive officers, which grants were made under the 2016 Equity Incentive Plan.

FISCAL YEAR 2020 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Charles Liang	—	—	522,236	1,044,472	—	—	—	—		—		—	—
	—	4,038,350	—	8,076,701	—	—	—	—		—		—	—
Kevin Bauer	—	—	151,616	189,520	—	—	—	—		—		—	—
Don Clegg	—	—	140,800	200,640	—	—	—	—		—		—	—
	—	—	114,000	—	—	—	—	—		—		—	—
David Weigand	—	—	67,543	84,429	—	—	—	—		—		—	—
Alex Hsu	—	—	151,200	215,460	—	—	—	—		—		—	—
	3/27/2020	—	—	—	—	(3)	—	30,000	(4)	—		—	611,100
	3/27/2020	—	—	—	—	—	—	—		38,000	(5)	20.37	372,400
_________________________

(1)
Amounts in the first row reflect the STI award opportunities established for the named executive officers. The amounts actually earned by the named executive officers for these awards are included in the “Non-Equity Incentive Plan Compensation” column of the 2020 Summary Compensation Table above. These STI awards are described in further detail in the “Compensation Discussion and Analysis” under “Fiscal Year 2020 Named Executive Officer Compensation Components - Short-Term Incentive Cash Compensation.” The second row of amounts for Mr. Liang and Mr. Clegg reflect special cash incentive award opportunities. These awards are described in further detail in the “Compensation Discussion and Analysis” under “Key Fiscal Year 2020 Executive Compensation Decisions and Actions.”

(2)
Amounts disclosed in this column represent the fair value of the PRSU and stock option award as of the date of grant (for the PRSU award, based upon the probable outcome of performance conditions), computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

(3)
The performance-based portion of Mr. Hsu’s PRSU grant (reported in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns of this table) is in addition to the service-based portion of his PRSU grant (reported in the “All Other Stock Awards: Number of Shares of Stock or Units” column of this table). Under the performance-based portion, units can be earned for each of two tranches if the Company’s revenue increases year-over-year (fiscal year 2020 compared to fiscal year 2019 for the first tranche and fiscal year 2021 compared to fiscal year 2020 for the second tranche). For each tranche, the number of additional units is (or was to be) determined by multiplying the percentage growth in revenue by three, which amount would then be a multiplier of the base number of 15,000 units. For example, if the Company’s growth rate from fiscal 2019 to fiscal 2020 had been 10%, the number of additional units would have been 4,500 (30% of 15,000 units). The threshold, target, and maximum columns do not include specific values because Mr. Hsu’s award does not provide for a threshold, target or maximum number of units that may be earned. Of the PRSUs to be earned based on performance in fiscal 2020, 100% were to vest in May 2021, and of the PRSUs to be earned based on performance in fiscal 2021, 100% will vest in November 2021. The Company’s performance for fiscal 2020 resulted in no PRSUs being earned under the first tranche of this award.

(4)
Under the service-based portion of Mr. Hsu’s PRSU grant, in general a total of 30,000 units will vest based on service conditions only, with the first tranche of 15,000 vesting in May 2021 and 15,000 vesting in November 2021. This PRSU award is described in further detail in the “Compensation Discussion and Analysis” under “Fiscal Year 2020 Named Executive Officer Compensation Components - Equity-Based Incentive Compensation.”

(5)	This stock option grant vests at a rate of 88% on March 27, 2021 and 12% one quarter thereafter, such that the granted options will be fully vested on June 27, 2021.

Grants made in fiscal year 2020 are described more fully in the "Compensation Discussion and Analysis" section of this Annual Report. More information concerning the terms of the employment arrangements, if applicable, in effect with our named executive officers during fiscal year 2020 is provided under the "Employment Arrangements, Severance and Change of Control Benefits" under the “Compensation Discussion and Analysis”.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table provides information concerning the outstanding equity-based awards as of June 30, 2020, held by our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Liang	132,000		—		18.59	4/25/2021
	231,260		—		20.70	1/21/2023
	166,750		—		35.07	1/19/2025
	123,680		6,320	(2)	26.95	8/2/2027
							12,000	(3)	$340,680
Kevin Bauer	6,524	(4)	1,506	(4)	28.45	1/25/2027
	17,850	(5)	4,120	(5)	28.45	1/25/2027
	5,200	(6)	2,800	(6)	28.45	1/25/2027
	27,300	(6)	14,700	(6)	28.45	1/25/2027
							2,813	(7)	79,861
Don Clegg	6,800		—		12.50	8/6/2022
	6,000		—		26.75	8/4/2024
	4,000		—		20.54	8/3/2026
	5,625	(8)	9,054	(8)	22.10	7/31/2028
	4,375	(9)	946	(9)	22.10	7/31/2028
							3,000	(10)	85,170
David Weigand	6,786		9,286	(11)	22.10	7/31/2028
	3,214		714	(12)	22.10	7/31/2028
							5,000	(13)	141,950
Alex Hsu	3,500		—		17.96	1/20/2024
	2,500		—		27.28	1/27/2026
	1,487		893	(14)	22.80	1/24/2028
	5,094		7,867	(15)	22.10	7/31/2028
	2,906		133	(16)	22.10	7/31/2028
	—		38,000	(17)	20.37	3/27/2030
							402	(18)	11,413
							1,360	(19)	38,610
							30,000	(20)	851,700	(21)	(21)
__________________________

(1)	Represents the closing stock price per share of our common stock as of June 30, 2020 ($28.39) multiplied by the number of shares underlying RSUs that had not vested as of June 30, 2020.

(2)
These nonqualified stock options vested at the rate of 12.5% on August 2, 2017 and generally vested (or will vest) at a rate of 1/36th per month thereafter, such that the granted options fully vested on August 2, 2020.

(3)
These RSUs were originally granted as PRSUs and were earned based on performance during fiscal year 2018 at a rate of 200% of the target number of PRSUs (a total of 120,000 PRSUs for this award). 50% of the earned PRSUs (60,000)

vested on June 30, 2018 and the remainder of the earned PRSUs (60,000) were to vest ratably over the following ten fiscal quarters based on Mr. Liang’s continued employment with the Company. As of June 30, 2020, an additional 48,000 PRSUs had vested, leaving 12,000 unvested PRSUs.

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

(7)	These RSUs vested at the rate of 25% on February 16, 2018 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on February 16, 2021.

(8)
These incentive stock options vested at the rate of 25% on May 1, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on May 1, 2022.

(9)
These nonqualified stock options vested at the rate of 25% on May 1, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on May 1, 2022.

(10)	These RSUs vested at the rate of 25% on May 16, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 16, 2022.

(11)
These incentive stock options vested at the rate of 25% on April 30, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on April 30, 2022.

(12)
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

(14)
These incentive stock options vested at the rate of 25% on October 22, 2018 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on October 22, 2021.

(15)
These incentive stock options vested at the rate of 25% on May 1, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on May 1, 2022.

(16)
These nonqualified stock options vested at the rate of 25% on May 1, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on May 1, 2022.

(17)	These nonqualified stock options will vest at the rate of 88% on March 27, 2021 and 12% one quarter thereafter, such that the granted options will be fully vested on June 27, 2021.

(18)	These RSUs vested at the rate of 25% on November 16, 2018 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on November 16, 2021.

(19)	These RSUs vested at the rate of 25% on May 10, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 10, 2022.

(20)
This amount reflects the service-based portion of the March 2020 PRSU grant to Mr. Hsu, as described in further detail in the “Compensation Discussion and Analysis” under “Fiscal Year 2020 Named Executive Officer Compensation Components - Equity-Based Incentive Compensation.” Mr. Hsu may earn 30,000 PRSUs in two separate tranches if he remains employed through the applicable vesting dates (May 2021 for 15,000 units, and November 2021 for an additional 15,000 units).

(21)
This note indicates that there is also a variable performance-based portion of the March 2020 PRSU grant to Mr. Hsu, as described in further detail in the “Compensation Discussion and Analysis” under “Fiscal Year 2020 Named Executive Officer Compensation Components - Equity-Based Incentive Compensation.” As described above, Mr. Hsu was eligible to earn additional PRSUs for each of two tranches if the Company’s revenue increases year-over-year (fiscal year 2020 compared to fiscal year 2019 for the first tranche and fiscal year 2021 compared to fiscal year 2020 for the second tranche). As of the end of fiscal year 2020, no PRSUs were earned under the first tranche of this award and Mr. Hsu remained eligible at the end of fiscal year 2020 to earn additional units for only the second tranche of this award. No quantitative amounts are reportable in these columns because Mr. Hsu’s award does not provide for a threshold, target or maximum number of units that may be earned under the award. In addition, the Company cannot estimate amounts to report in these columns based on last fiscal year’s performance because no PRSUs were earned for the revenue growth results between fiscal year 2019 and fiscal year 2020. As a result, as of the end of fiscal year 2020, the Company is unable to determine the number of units (if any) that Mr. Hsu was on track to earn under the second tranche of this award. If, however, any units are earned under the second tranche of this award, their value as of June 30, 2020 would have been $28.39 per unit.

Fiscal Year 2020 Option Exercises and Stock Vested

The following table sets forth the dollar amounts realized by each of our named executive officers pursuant to the exercise or vesting of equity-based awards during fiscal year 2020.

FISCAL YEAR 2020 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	—	—	108,000	3,063,780
Kevin Bauer	—	—	3,750	86,992
Don Clegg	14,970	174,689	3,243	78,432
David Weigand	—	—	5,000	121,319
Alex Hsu	—	—	2,170	52,637
__________________________

(1)	The value disclosed in this column is based on the difference between the price of our common stock at the time of exercise and the exercise price.

(2)	The values disclosed in this column are based on the closing price of our common stock on the date of vesting, multiplied by the gross number of shares vested.

Fiscal Year 2020 Pension Benefits and Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation arrangements or pension plans. As such, the Pension Benefits disclosure and Nonqualified Deferred Compensation disclosure for fiscal year 2020 are omitted from this Annual Report.

Fiscal Year 2020 Potential Payments Upon Termination or Change of Control

We do not currently, and did not during fiscal year 2020 have, any arrangements with any of our named executive officers that provide for any additional or enhanced severance or other compensation or benefits in the event of termination or change of control of our Company.

Fiscal Year 2020 Chief Executive Officer Pay Ratio

For fiscal year 2020, the ratio of the annual total compensation of Mr. Liang, our Chief Executive Officer (“2020 CEO Compensation”), to the median of the annual total compensation of all of our employees and those of our consolidated subsidiaries other than Mr. Liang (“2020 Median Annual Compensation”), was 14.20 to 1. For purposes of this pay ratio disclosure, 2020 CEO Compensation was determined to be $1,308,646, which represents the total compensation reported for Mr. Liang under the “Fiscal Year 2020 Summary Compensation Table,” plus the Company’s contribution to group health and welfare benefits provided to Mr. Liang. 2020 Median Annual Compensation for the identified median employee was determined to be $92,135, also including the Company’s contribution to group health and welfare benefits provided to the median employee.

Due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate.

In calculating our Chief Executive Officer pay ratio for fiscal year 2020, we used the same median employee as was used to calculate the Chief Executive Officer pay ratio for each of fiscal year 2018 and fiscal year 2019. This is because we believe that there has been no change in our employee population or employee compensation arrangements during fiscal year 2020 that would result in a significant change to our Chief Executive Officer pay ratio disclosure for fiscal year 2020.

To identify the median employee, we had examined our total employee population as of June 30, 2018 (the “Determination Date”). We had included all 2,090 U.S. full-time, part-time, seasonal and temporary employees of the Company and our consolidated subsidiaries. We had also included all 1,115 full-time, part-time, seasonal and temporary employees of the Company and our consolidated subsidiaries in The Netherlands and Taiwan. We had excluded independent contractors and “leased” workers. We had also excluded all our employees in China (47 individuals) and Japan (14 individuals), which together had then represented approximately 1.9% of our total employees worldwide (3,266 individuals). Our analysis identified 3,205 individuals who were not excluded.

To determine the median of the annual total compensation of all of such employees, other than Mr. Liang, we had generally reviewed compensation for the period beginning on July 1, 2017 and ending on the Determination Date. We had totaled, for each included employee other than Mr. Liang, base earnings (salary, hourly wages and overtime, as applicable) and cash bonuses paid during the measurement period, plus the Company’s contribution to group health and welfare benefits. We did not use any statistical sampling or cost-of-living adjustments for those purposes. A portion of our employee workforce (full-time and part-time) had worked for less than the full fiscal year (due to mid-measurement period start dates, disability status or similar factors, etc.). In determining the median employee, we had generally annualized the total compensation for such individuals other than temporary or seasonal employees (but avoided creating full-time equivalencies) based on reasonable assumptions and estimates relating to our employee compensation program.

DIRECTOR COMPENSATION

2020 Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at Board and committee meetings. Sara Liu, one of our directors, is an executive officer of the Company, but is not serving as a named executive officer, and she does not receive any additional compensation from us specifically for her service as a director.

For their service during fiscal year 2020, our non-employee directors received an annual retainer of $60,000, payable quarterly in cash. In addition, the Chairperson of our Audit Committee received an additional annual retainer of $30,000 and the Chairperson of each of our Compensation Committee and our Nominating and Corporate Governance Committee received an additional annual retainer of $20,000 and $15,000, respectively, payable quarterly in cash. Each director serving in a non-chairperson capacity on our Audit Committee received an additional annual retainer of $15,000, each director serving in a non-chairperson capacity on our Compensation Committee received an additional annual retainer of $10,000 and each director serving in a non-chairperson capacity on our Nominating and Corporate Governance Committee received an additional annual retainer of $7,500, payable quarterly in cash. Finally, non-employee directors were entitled to $2,000 per meeting for each meeting attended in excess of (1) the regular meetings of the Board and (2) up to 10 additional meetings beyond such regular meetings, provided that notice of the meeting was properly given, a quorum was present and the meeting was recorded.

In addition, following the recommendation of the Compensation Committee, in June 2020, the Board approved an additional cash fee of $120,000 for Mr. Tally Liu for fiscal year 2020 for, among other matters, the extraordinary efforts he contributed in his capacity as a non-employee director in providing guidance and other assistance to management in connection with the restatement of our financial statements and remediation work on internal controls.

Additionally, in March 2020, the Board provided special performance-based cash incentive award opportunities to two non-employee directors, Mr. Sherman Tuan and Mr. Fred Tsai. These awards provide a cash incentive opportunity of up to $194,150 and $103,095, respectively, subject to the following conditions: (1) 50% of the opportunity will be earned if the average closing price for the Company’s common stock equals or exceeds $31.61 (representing a 15% premium over the average closing price of the Company’s common stock for the 20 consecutive trading days preceding March 4, 2020) for any period of 20 consecutive trading days prior to September 30, 2021; and (2) an additional 50% of the opportunity will be earned if the average closing price for the Company’s common stock equals or exceeds $32.99 (representing a 20% premium over the average closing price of the Company’s common stock for the 20 consecutive trading days preceding March 4, 2020) for any period of 20 consecutive trading days prior to June 30, 2022. The relevant stock price goals were not met during fiscal year 2020, and no portion of these amounts were paid to Mr. Tuan or Mr. Tsai during fiscal year 2020, although the award opportunities remain available going forward.

Non-employee directors also were eligible to receive equity grants under our 2016 Equity Incentive Plan for fiscal year 2020 service (following adoption of our 2020 Plan by stockholders, our non-employee directors will receive future equity grants under our 2020 Plan). Under our director compensation policy for fiscal year 2020, non-employee directors were entitled to receive an annual grant of RSUs equal in value to $220,000 for their service during fiscal year 2020. Initial RSU grants upon election as a director are intended to be prorated based on the grant date relative to our annual stockholders' meeting. Generally, RSUs granted to non-employee directors will vest on the earlier of the day prior to our next annual stockholders' meeting and the one-year anniversary of the grant date. The vesting date for the RSUs granted to the non-employee directors in fiscal year 2020 is expected to be May 10, 2021.

Going forward, we expect that our director compensation policy will provide for annual RSU grants to the non-employee directors with a value equal to $220,000, with the ultimate number of RSUs granted based on our closing stock price on the date of grant.

Because the effectiveness of our registration statement on Form S-8 for the 2016 Equity Incentive Plan was suspended when we became delinquent in filing our 2017 10-K, none of the equity grants designed to be made to our non-employee directors for their respective service for fiscal years 2018 or 2019 were actually granted during the suspension. After we became current in our SEC filings and the effectiveness of the registration statement on Form S-8 for the 2016 Equity Incentive Plan was revived, the Board acted in March 2020 to make certain additional grants to the non-employee directors under the 2016 Equity Incentive Plan, which grants were intended to provide the value that was not delivered for their service during fiscal years 2018 or 2019. These grants, as reflected in the table below, consisted of:

•	For Mr. Fairfax: no additional grants, due to his joining the Board in fiscal year 2020;

•
For Mr. Tsai and Mr. Tuan: (1) $220,000 in RSUs, for his fiscal year 2019 service (10,800 RSUs); and (2) stock options to purchase 5,000 shares at an exercise price of $20.37 per share, for his fiscal year 2018 service (4,500 shares) and Board committee chair service (500 shares);

•
For Mr. McAndrews and Ms. Tseng: (1) $220,000 in RSUs, for his and her fiscal year 2019 service (10,800 RSUs); and (2) stock options to purchase 4,500 shares at an exercise price of $20.37 per share, for his and her fiscal year 2018 service; and

•	For Mr. Liu: 4,500 RSUs, pro-rated for his fiscal year 2019 service.

Each of these stock option grants will generally vest in full on March 27, 2021.

The following table shows for fiscal year 2020 certain information with respect to the compensation of all of our non-employee directors who served in such capacities during fiscal year 2020:

FISCAL YEAR 2020 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)(4)
Daniel Fairfax	97,000	219,996	—	316,996
Hwei-Ming (Fred) Tsai	130,000	439,992	49,000	618,992
Michael McAndrews	95,000	439,992	44,100	579,092
Saria Tseng	87,500	439,992	44,100	571,592
Sherman Tuan	97,500	439,992	49,000	586,492
Tally Liu	232,000	311,661	—	543,661
__________________________

(1)
This column consists of annual director fees, non-employee committee chairman fees, other committee member fees, and, for Mr. Liu, an additional cash fee for the substantial amount of work he had completed in assisting in his capacity as a non-employee director with the restatement of our financial statements and remediation work on internal controls, in each case earned for fiscal year 2020.

(2)
The dollar amounts in this column represent the aggregate grant date fair values of the RSU awards granted during fiscal year 2020 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Item II, Part 8, Note 14, “Stock-based Compensation and Stockholders’ Equity” to our consolidated financial statements for fiscal year 2020 included in this Annual Report on Form 10-K. Each grant of 10,800 RSUs had a grant date fair value of $219,996, and Mr. Liu’s grant of 4,500 RSUs had a grant date fair value of $91,665. Only $219,996 of the amount reflected in this column for each director represent director compensation for fiscal year 2020 service.

(3)
The dollar amounts in this column represent the aggregate grant date fair value of option awards granted during fiscal year 2020 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Item II, Part 8, Note 14, “Stock-based Compensation and Stockholders’ Equity” to our consolidated financial statements for fiscal year 2020 included in this Annual Report on Form 10-K. Each grant of 4,500 stock options had a grant date fair value of $44,100, and each grant of 500 stock options had a grant date fair value of $4,900. None of the amounts reflected in this column represent director compensation for fiscal year 2020 service.

(4)
As discussed above, for the non-employee directors other than Mr. Fairfax, the total compensation amounts include awards granted for service for fiscal years 2018 and/or 2019.  Calculating just the amounts paid to the non-employee directors for their fiscal year 2020 service, total amounts would be: for Mr. Fairfax, $316,996; for Mr. Tsai, $349,996; for Mr. McAndrews, $314,996; for Ms. Tseng, $307,496; for Mr. Tuan, $317,496; and for Mr. Liu, $451,996.

The table below sets forth the aggregate number of shares underlying stock and option awards held by our non-employee directors as of June 30, 2020.

Name	Stock Awards	Option Awards
Daniel Fairfax	10,800	—
Hwei-Ming (Fred) Tsai	21,600	5,000
Michael McAndrews	21,600	4,500
Saria Tseng	21,600	4,500
Sherman Tuan	21,600	5,000
Tally Liu	15,300	—

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of our Company or had any relationship with our Company requiring disclosure, except for Saria Tseng, who serves as Vice President of Strategic Corporate Development, General Counsel and Secretary of Monolithic Power Systems, Inc., a fabless manufacturer of high-performance analog and mixed-signal semiconductors (“MPS”), with which we have engaged in certain transactions. See “Part III. Item 13. Certain Relationships and Related Transactions and Director Independence-Transactions with Monolithic Power Systems.” In addition, during fiscal year 2020, none of our executive officers served as a member of the compensation committee of the board of directors of any other entity that has one or more executive officers who served on our Compensation Committee of the Board. Hwei-Ming (Fred) Tsai, Saria Tseng and Sherman Tuan served on the Compensation Committee during fiscal year 2020.

Compensation Program Risk Assessment

We have assessed our compensation programs for fiscal year 2020 and have concluded that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us. We concluded that our compensation policies and practices do not encourage excessive or inappropriate risk-taking. We believe our programs are appropriately designed to encourage our employees to make decisions that result in positive short-term and long-term results for our business and our stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of July 31, 2020 by:

•	Each of the named executive officers during fiscal year 2020;

•	Each of our directors;

•	All directors and executive officers as a group; and

•	All person known to us beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock Outstanding (3)
Executive Officers and Directors:
Charles Liang (4)	7,819,865	14.7%
Kevin Bauer (5)	69,807	*
Don Clegg (6)	34,954	*
Alex Hsu (7)	18,820	*
George Kao (8)	26,980	*
David Weigand (9)	15,109	*
Michael S. McAndrews (10)	27,000	*
Hwei-Ming (Fred) Tsai (11)	278,000	*
Saria Tseng (12)	21,375	*
Sherman Tuan (13)	40,437	*
Sara Liu (14)	7,819,865	14.7%
Tally Liu	—	*
Daniel Fairfax	—	*
All directors and executive officers as a group (13 persons) (15)	8,352,347	15.6%
5% Holders Not Listed Above:
Oaktree Capital Management LP (16)	3,469,505	6.6%
Empyrean Capital Overseas Master Fund, Ltd. (17)	2,759,821	5.3%
Disciplined Growth Investors Inc. (18)	3,821,072	7.3%

Total executives, directors & 5% or more stockholders		34.8%
__________________________
* Represents beneficial ownership of less than one percent of the outstanding shares of common stock

(1)
Except as otherwise indicated, to our knowledge the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws applicable and to the information contained in the footnotes to this table. Except as otherwise provided, the address of each stockholder listed in the table is 980 Rock Avenue, San Jose, CA 95131.

(2)	Under the SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or RSUs subject to vesting.

(3)
Calculated on the basis of 52,436,548 shares of common stock outstanding as of July 31, 2020, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after July 31, 2020 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.

(4)
Includes 721,010 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2020. Also includes 2,668,752 shares jointly held by Mr. Liang and Sara Liu, his spouse, 389,341 shares held directly by Ms. Liu and 61,000 options exercisable within 60 days after July 31, 2020. See footnote 14.

(5)	Includes 61,249 shares issuable upon exercise of stock options and 938 RSUs subject to vesting, both within 60 days after July 31, 2020.

(6)	Includes 28,050 options exercisable and 375 RSUs subject to vesting, both within 60 days after July 31, 2020.

(7)	Includes 16,636 shares issuable upon the exercise of options and 237 RSUs subject to vesting, both within 60 days after July 31, 2020.

(8)	Includes 21,348 shares issuable upon the exercise of options and 375 RSUs subject to vesting, both within 60 days after July 31, 2020.

(9)	Includes 11,250 shares issuable upon the exercise of options and 625 RSUs subject to vesting within 60 days after July 31, 2020.

(10)	Includes 27,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2020.

(11)	Includes 35,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2020.

(12)	Includes 21,375 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2020.

(13)	Includes 35,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2020.

(14)
Includes 61,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2020. Also includes 2,668,752 shares jointly held by Ms. Liu and Mr. Liang, her spouse, 4,029,127 shares held by Charles Liang, and 660,010 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2020. See footnote 4.

(15)	Includes 980,468 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2020.

(16)
The information is based solely on the Schedule 13D filed on March 19, 2020 by (i) Oaktree Value Equity Fund, L.P., a Cayman Islands exempted limited partnership (“VEF”), in its capacity as the direct owner of 2,667,482 shares of common stock; (ii) Oaktree Value Equity Fund GP, L.P., a Cayman Islands exempted limited partnership (“VEF GP”), in its capacity as the general partner of VEF; (iii) Oaktree Value Equity Fund GP Ltd., a Cayman Islands exempted company (“VEF Ltd.”), in its capacity as the general partner of VEF GP; (iv) Oaktree Capital Management, L.P., a Delaware limited partnership (“Management”), in its capacity as the sole director of VEF Ltd.; (v) Oaktree Capital Management GP, LLC, a Delaware limited liability company (“Management GP”), in its capacity as the general partner of Management; (vi) Atlas OCM Holdings, LLC, a Delaware limited liability company (“Atlas”), in its capacity as the sole managing member of Management GP; (vii) Oaktree Fund GP I, L.P., a Delaware limited partnership (“GP I”), in its capacity as sole shareholder of VEF Ltd.; (viii) Oaktree Capital I, L.P., a Delaware limited partnership (“Capital I”), in its capacity as the general partner of GP I; (ix) OCM Holdings I, LLC, a Delaware limited liability company (“Holdings I”), in its capacity as the general partner of Capital I; (x) Oaktree Holdings, LLC, a Delaware limited liability company (“Holdings”) in its capacity as the managing member of Holdings I; (xi) Oaktree Capital Group, LLC, a Delaware limited liability company (“OCG”), in its capacity as the managing member of Holdings; (xii) Oaktree Capital Group Holdings GP, LLC, a Delaware limited liability company (“OCGH”), in its capacity as the indirect owner of the class B units of each of OCG and Atlas; (xiii) Brookfield Asset Management Inc., a Canadian corporation (“BAM”), in its capacity as the indirect owner of the class A units of each of OCG and Atlas; and (xiv) Partners Limited, a Canadian corporation (“Partners”), in its capacity as the sole owner of Class B Limited Voting Shares of BAM. Except as set forth in Schedule A to the Scheudle 13D, the address of the business office of each of the reporting persons and covered persons is c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.

(17)
The information is based solely on the Schedule 13G filed on January 3, 2020 by (i) Empyrean Capital Overseas Master Fund, Ltd. ("ECOMF"), a Cayman Islands exempted company, with respect to the common stock directly held by it, and has shared voting and dispositive power over 2,679,893 shares of common stock; (ii) P EMP Ltd. ("P EMP" and collectively with ECOMF, the "Empyrean Clients"), a British Virgin Islands business company, with respect to the common stock directly held by it, and has shared voting and dispositive power over 79,928 shares of common stock; (iii) Empyrean Capital Partners, LP ("ECP"), a Delaware limited partnership, which serves as investment manager to the Empyrean Clients with respect to the common stock directly held by the Empyrean Clients, and has shared voting and dispositive power over 2,759,821 shares of common stock; and (iv) Mr. Amos Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the common stock directly held by the Empyrean Clients, and has shared voting and dispositive power over 2,759,821 shares of common stock. The address of the business office of each of the reporting persons is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(18)	The information is based solely on the Schedule 13-F filed on August 14, 2020. The address for the reporting person is 150 S. Fifth St. Suite 2550, Minneapolis, MN 55402.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 2006 Equity Incentive Plan, the 2016 Equity Incentive Plan and the 2020 Plan. All three of these plans have been approved by our stockholders. We no longer grant any equity-based awards under the 2006 Equity Incentive Plan or the 2016 Equity Incentive Plan. The following table sets forth information regarding outstanding options, RSUs, and PRSUs and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	7,189,795	$19.38	5,249,198
Equity compensation plans not approved by security holders	—	—	—
Total	7,189,795		5,249,198
__________________________

(1)	This number includes 5,379,768 shares subject to outstanding options, 1,768,027 shares subject to outstanding RSU awards, and 42,000 shares subject to outstanding PRSU awards.

(2)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs and PRSUs, which have no exercise price.

(3)	The weighted-average remaining contractual term of our outstanding options as of June 30, 2020 was 4.07 years.

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

Equity-Based Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option and restricted stock unit grants to our directors and named executive officers in fiscal year 2020.

Employment Relationships

Hung-Fan (Albert) Liu, who is a brother of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our operations organization in San Jose, California. Mr. Liu received a total compensation of approximately $851,000 in fiscal year 2020. The total compensation includes salary, bonus and equity awards. Mr. Albert Liu reports to Mr. Kao, our Senior Vice President of Operations. Mr. Liu also received options and RSU awards in fiscal year 2020 totaling $19,766.

Shao Fen (Carly) Kao, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our finance and accounting organization in San Jose, California. Ms. Kao received total compensation of approximately $251,000 in fiscal year 2020. The total compensation includes salary, bonus and equity awards. Ms. Kao reports through the finance and accounting organization, which reports to Mr. Bauer, our Chief Financial Officer.

Sara Liu, who is Charles Liang's spouse and is related to Mr. Liu and Ms. Kao as outlined above, is a Co-Founder, Senior Vice President, and director of the Company, and received total compensation of approximately $754,000 in fiscal year 2020.

Transactions with Ablecom and Compuware

We have entered into a series of agreements with Ablecom Technology Inc. ("Ablecom"), a Taiwan corporation, and one of its affiliates, Compuware Technology, Inc ("Compuware"). Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board of Directors. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of our company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2020. Certain family members of Yih-Shyan (Wally) Liaw, who until January 2018 was the Senior Vice President of International Sales and a director of the Company, owned approximately 11.7% of Ablecom’s capital stock as of June 30, 2020. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Charles Liang or Sara Liu do not own any capital stock of Compuware and we do not own any of Ablecom or Compuware's capital stock.

We have entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, we outsource a portion of our design activities and a significant part of our server chassis manufacturing of components such as server chassis to Ablecom. Ablecom agrees to design products according to our specifications. Additionally, Ablecom agrees to build the tools needed to manufacture the products. We have agreed to pay for the cost of chassis and related product tooling and engineering services and will pay for those items when the work has been completed.

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

We retain full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of materials needed to manufacture the power supplies from outside markets and uses these materials to manufacture the products and then sell to us. We review and frequently negotiate with Compuware the prices of the power supplies that we purchase from Compuware. Compuware also manufactures motherboards, backplanes and other components used on our printed circuit boards. We sell to Compuware most of the components needed to manufacture the above products. Compuware uses these components to manufacture and then sells back the products to us at a purchase price equal to the price at which we sold the components to Compuware, plus a “manufacturing value added” fee and other miscellaneous material charges and costs. We frequently review and negotiate with Compuware the amount of the “manufacturing value added” fee that will be included in the price of the products we purchase from Compuware.

Ablecom’s sales to us comprise a substantial majority of Ablecom’s net sales. For fiscal years ended June 30, 2020, 2019 and 2018, we purchased products from Ablecom totaling $152.5 million, $137.9 million and $144.4 million, respectively. Amounts owed to Ablecom by us as of June 30, 2020 and 2019, were $40.1 million and $33.9 million, respectively. For the fiscal years ended June 30, 2020, 2019 and 2018, we paid Ablecom $7.6 million, $7.4 million and $7.9 million, respectively, for design services, tooling assets and miscellaneous costs.

Compuware’s sales of our products to others comprise a majority of Compuware’s net sales. For fiscal years ended June 30, 2020, 2019 and 2018, we sold products to Compuware totaling $23.9 million, $17.7 million and $46.9 million, respectively. Amounts owed to us by Compuware as of June 30, 2020 and 2019, were $14.3 million and $14.4 million, respectively. The price at which Compuware purchases the products from us is at a discount from our standard price for purchasers who purchase specified volumes from us. In exchange for this discount, Compuware assumes the responsibility to install our products at the site of the end customer and administers first-level customer support. For the fiscal years ended June 30, 2020, 2019 and 2018, we purchased products from Compuware totaling $130.6 million, $138.9 million and $118.3 million, respectively. Amounts we owed to Compuware as of June 30, 2020 and 2019, were $46.5 million and $34.4 million, respectively. For the fiscal years ended June 30, 2020, 2019 and 2018, we paid Compuware $1.2 million, $0.7 million and $1.2 million, respectively, for design services, tooling assets and miscellaneous costs.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Ablecom were $23.2 million and $31.0 million at June 30, 2020 and 2019, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer.

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Compuware were $45.7 million and $70.6 million at June 30, 2020 and 2019, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Loans

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of the company's common stock that he held. The lenders called the loans in October 2018, following the suspension of the company's common stock from trading on NASDAQ in August 2018 and the decline in the market price of the company's common stock in October 2018. As of June 30, 2020, the amount due on the unsecured loan (including principal and accrued interest) was approximately $14.9 million.

Transactions with Monolithic Power Systems

Monolithic Power Systems, Inc., a fabless manufacturer of high-performance analog and mixed-signal semiconductors (“MPS”), is a supplier that provides high-performance analog and mixed signal semiconductors for use in our products. Saria Tseng, who serves as a member on the Board of Directors, also serves as Vice President of Strategic Corporate Development, General Counsel and Secretary of MPS. We purchased approximately $0.5 million and $0.3 million of products from MPS for the years ended June 30, 2020 and 2019, respectively, for use in the manufacturing of our products. Amount owed to MPS by us as of June 30, 2020 was $0.1 million. We did not owe any amounts to MPS as of June 30, 2019.

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2020.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below for fiscal years 2020 and 2019. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved the services described below.

	Years Ended
Amounts in '000s	June 30, 2020	June 30, 2019
Audit Fees (1)	$8,633	$7,178
Audit-Related Fees	—	—
Tax Fees	383	48
All Other Fees	2	2
Total	$9,018	$7,228
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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)
3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)
4.1	Specimen Stock Certificate for Shares of Common Stock of Super Micro Computer, Inc.(1)
4.5	Description of Securities(11)
10.1*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(19)
10.2*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(20)
10.3*	Form of Directors’ and Officers’ Indemnity Agreement(21)
10.4*	Offer Letter for Sara Liu(22)
10.5*	Offer Letter for Alex Hsu(23)
10.6*	Director Compensation Policy through March 1, 2019(24)
10.7	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(25)
10.8*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)
10.9*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)
10.10*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)
10.11*	2006 Equity Incentive Plan, as amended(3)
10.12*	2016 Equity Incentive Plan(4)
10.13*	Form of Notice of Grant of Stock Option under 2016 Equity Incentive Plan(5)
10.14*	Form of Stock Option Agreement under 2016 Equity Incentive Plan(5)
10.15*	Form of Notice of Grant of Restricted Stock Units under 2016 Equity Incentive Plan(5)
10.16*	Form of Restricted Stock Units Agreement under 2016 Equity Incentive Plan(5)
10.17	Loan and Security Agreement with Bank of America, N.A., dated April 19, 2018(6)
10.18	Extension of Loan and Security Agreement with Bank of America, N.A., dated September 7, 2018(7)
10.19	Second Amendment to Loan and Security Agreement, dated as of June 27, 2019(10)
10.20*‡	Offer Letter for Kevin Bauer(12)
10.21*‡	Offer Letter for Don Clegg(13)
10.22*‡	Offer Letter for George Kao(14)
10.23*‡	Offer Letter for David Weigand(15)
10.24	Letter Agreement with Bank of America, N.A., dated October 28, 2019(16)
10.25*	Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan(17)
10.26
Third Amendment to Loan and Security Agreement with Bank of America, N.A. dated May 12, 2020, by and among Super Micro Computer, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders(18)

10.27+	Summary of Credit Facilities, dated June 26, 2019 between Super Micro Computer Inc. Taiwan and CTBC Bank
10.28+	Summary of Terms & Conditions 10-Year Term Loan Facility, dated May 6, 2020, between Super Micro Computer Inc. Taiwan and CTBC Bank
10.29+	Extension of Credit Facilities with CTBC Bank dated June 30, 2020
10.30+	Extension of Credit Facilities with CTBC Bank dated August 24, 2020
10.31*+	Form of Notice of Grant of Stock Option under 2020 Equity and Incentive Compensation Plan
10.32*+	Form of Notice of Incentive Stock Option Agreement under 2020 Equity and Incentive Compensation Plan
10.33*+	Form of Nonqualified Stock Option Agreement under 2020 Equity and Incentive Compensation Plan

10.34*+	Form of Notice of Grant of Restricted Stock Units under 2020 Equity and Incentive Compensation Plan
10.35*+	Form of Restricted Stock Units Agreement under 2020 Equity and Incentive Compensation Plan
14.1	Code of Business Conduct and Ethics (8)
21.1+	Subsidiaries of Super Micro Computer, Inc.
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included in signature pages)
31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Kevin Bauer, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2+	Certification of Kevin Bauer, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

+	Filed herewith

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

(4)	Incorporated by reference to the Company's Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 14, 2016.

(5)	Incorporated by reference to the Company's registration statement on Form S-8 (Commission File No.333-210881) filed with the Securities and Exchange Commission on April 22, 2016.

(6)	Incorporated by reference to Exhibit 10.51 from the Company's Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 17, 2019.

(7)	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 12, 2018.

(8)	Incorporated by reference to Exhibit 14.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 5, 2019.

(9)
The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(10)	Incorporated by reference to Exhibit 10.1 from the Company's Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 2, 2019.

(11)	Incorporated by reference to Exhibit 4.5 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.

(12)	Incorporated by reference to Exhibit 10.55 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.

(13)	Incorporated by reference to Exhibit 10.56 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.

(14)	Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.

(15)	Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.

(16)	Incorporated by reference to Exhibit 10.59 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.

(17)	Incorporated by reference to Appendix A in the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 21, 2020.

(18)	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 13, 2020.

(19)
Incorporated by reference to Exhibit 10.7 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.

(20)
Incorporated by reference to Exhibit 10.8 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.

(21)
Incorporated by reference to Exhibit 10.9 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.

(22)
Incorporated by reference to Exhibit 10.20 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.

(23)
Incorporated by reference to Exhibit 10.21 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.

(24)
Incorporated by reference to Exhibit 10.23 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.

(25)
Incorporated by reference to Exhibit 10.24 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.

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

SUPER MICRO COMPUTER, INC.

Date:	August 28, 2020	/s/ CHARLES LIANG
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

Signature	Title	Date
/s/ CHARLES LIANG	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 28, 2020
Charles Liang
/s/ KEVIN BAUER	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2020
Kevin Bauer
/s/ SARA LIU	Director	August 28, 2020
Sara Liu
/s/ DANIEL W. FAIRFAX	Director	August 28, 2020
Daniel W. Fairfax
/s/ MICHAEL S. MCANDREWS	Director	August 28, 2020
Michael S. McAndrews
/s/ HWEI-MING (FRED) TSAI	Director	August 28, 2020
Hwei-Ming (Fred) Tsai
/s/ SARIA TSENG	Director	August 28, 2020
Saria Tseng
/s/ SHERMAN TUAN	Director	August 28, 2020
Sherman Tuan
/s/ TALLY LIU	Director	August 28, 2020
Tally Liu