Form 10-Q
period 2020-12-31
Super Micro Computer, Inc.
filed 2021-02-05
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2021 there were 50,575,310 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	December 31,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$315,610	$210,533
Accounts receivable, net of allowances of $2,941 and $4,586 at December 31, 2020 and June 30, 2020, respectively (including accounts receivable from related parties of $15,016 and $8,712 at December 31, 2020 and June 30, 2020, respectively)	323,021	403,745
Inventories	807,431	851,498
Prepaid expenses and other current assets (including other receivables from related parties of $12,237 and $19,791 at December 31, 2020 and June 30, 2020, respectively)	98,211	126,985
Total current assets	1,544,273	1,592,761
Investment in equity investee	3,862	2,703
Property, plant and equipment, net	255,406	233,785
Deferred income taxes, net	55,781	54,898
Other assets	34,750	34,499
Total assets	$1,894,072	$1,918,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $48,256 and $72,368 at December 31, 2020 and June 30, 2020, respectively)	$396,288	$417,673
Accrued liabilities (including amounts due to related parties of $11,339 and $16,206 at December 31, 2020 and June 30, 2020, respectively)	141,698	155,401
Income taxes payable	10,555	4,700
Short-term debt	24,921	23,704
Deferred revenue	99,509	106,157
Total current liabilities	672,971	707,635
Deferred revenue, non-current	95,396	97,612
Long-term debt, net of debt issuance costs	20,577	5,697
Other long-term liabilities (including related party balance of $28 and $1,699 at December 31, 2020 and June 30, 2020, respectively)	40,908	41,995
Total liabilities	829,852	852,939
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000; Outstanding shares: 50,651,054 and 52,408,703 at December 31, 2020 and June 30, 2020, respectively
Issued shares: 50,651,054 and 53,741,828 at December 31, 2020 and June 30, 2020, respectively	410,522	389,972
Treasury stock (at cost), — and 1,333,125 shares at December 31, 2020 and June 30, 2020, respectively	—	(20,491)
Accumulated other comprehensive gain (loss)	396	(152)
Retained earnings	653,129	696,211
Total Super Micro Computer, Inc. stockholders’ equity	1,064,047	1,065,540
Noncontrolling interest	173	167
Total stockholders’ equity	1,064,220	1,065,707
Total liabilities and stockholders’ equity	$1,894,072	$1,918,646

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales (including related party sales of $18,706 and $21,784 in the three months ended December 31, 2020 and 2019, respectively, and $38,421 and $49,446 in the six months ended December 31, 2020 and 2019, respectively)	$830,306	$870,943	$1,592,556	$1,670,747
Cost of sales (including related party purchases of $50,835 and $75,333 in the three months ended December 31, 2020 and 2019, respectively, and $113,034 and $140,366 in the six months ended December 31, 2020 and 2019, respectively)	694,211	732,539	1,326,546	1,401,414
Gross profit	136,095	138,404	266,010	269,333
Operating expenses:
Research and development	52,729	55,572	107,527	105,144
Sales and marketing	20,740	21,977	41,032	42,171
General and administrative	25,261	33,040	49,640	61,338
Total operating expenses	98,730	110,589	198,199	208,653
Income from operations	37,365	27,815	67,811	60,680
Other (expense) income, net	(2,539)	(416)	(3,380)	1,173
Interest expense	(569)	(560)	(1,243)	(1,112)
Income before income tax provision	34,257	26,839	63,188	60,741
Income tax provision	(5,108)	(2,113)	(8,768)	(10,681)
Share of (loss) from equity investee, net of taxes	(1,475)	(1,020)	(145)	(9)
Net income	$27,674	$23,706	$54,275	$50,051
Net income per common share:
Basic	$0.54	$0.47	$1.05	$1.00
Diluted	$0.52	$0.46	$1.00	$0.97
Weighted-average shares used in calculation of net income per common share:
Basic	51,499	50,181	51,914	50,129
Diluted	53,584	52,009	54,005	51,758

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income	$27,674	$23,706	$54,275	$50,051
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	301	85	548	(55)
Total other comprehensive income (loss)	301	85	548	(55)
Total comprehensive income	$27,975	$23,791	$54,823	$49,996

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended December 31, 2020	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	54,241,046	$400,157	(2,475,419)	$(50,491)	$95	$722,812	$169	$1,072,742
Exercise of stock options, net of taxes	332,783	5,747	—	—	—	—	—	5,747
Release of shares of common stock upon vesting of restricted stock units	193,017	—	—	—	—	—	—	—
Shares of common stock withheld for the withholding tax on vesting of restricted stock units	(60,166)	(1,713)	—	—	—	—	—	(1,713)
Stock repurchases and retirement	(4,055,626)	(122)	2,475,419	50,491	—	(97,357)	—	(46,988)
Stock-based compensation	—	6,453	—	—	—	—	—	6,453
Foreign currency translation gain	—	—	—	—	301	—	—	301
Net income	—	—	—	—	—	27,674	4	27,678
Balance at December 31, 2020	50,651,054	$410,522	—	$—	$396	$653,129	$173	$1,064,220

Three Months Ended December 31, 2019	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019	51,358,810	$354,157	(1,333,125)	$(20,491)	$(220)	$638,248	$162	$971,856
Exercise of stock options, net of shares withheld for withholding taxes	283,987	3,933	—	—	—	—	—	3,933
Release of shares of common stock upon vesting of restricted stock units	408,793	—	—	—	—	—	—	—
Shares of common stock withheld for the withholding tax on vesting of restricted stock units	(128,330)	(2,994)	—	—	—	—	—	(2,994)
Stock-based compensation	—	4,964	—	—	—	—	—	4,964
Foreign currency translation gain	—	—	—	—	85	—	—	85
Net income	—	—	—	—	—	23,706	3	23,709
Balance at December 31, 2019	51,923,260	$360,060	(1,333,125)	$(20,491)	$(135)	$661,954	$165	$1,001,553

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Six Months Ended December 31, 2020	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	53,741,828	$389,972	(1,333,125)	$(20,491)	$(152)	$696,211	$167	$1,065,707
Exercise of stock options, net of taxes	683,613	10,767	—	—	—	—	—	10,767
Release of shares of common stock upon vesting of restricted stock units	410,536	—	—	—	—	—	—	—
Shares of common stock withheld for the withholding tax on vesting of restricted stock units	(129,297)	(3,718)	—	—	—	—	—	(3,718)
Share repurchase and retirement	(4,055,626)	(122)	1,333,125	20,491		(97,357)		(76,988)
Stock-based compensation	—	13,623	—	—	—	—	—	13,623
Foreign currency translation gain	—	—	—	—	548	—	—	548
Net income	—	—	—	—	—	54,275	6	54,281
Balance at December 31, 2020	50,651,054	$410,522	—	$—	$396	$653,129	$173	$1,064,220

Six Months Ended December 31, 2019	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	51,289,413	$349,683	(1,333,125)	$(20,491)	$(80)	$611,903	$161	$941,176
Exercise of stock options, net of taxes	283,987	3,933	—	—	—	—	—	3,933
Release of shares of common stock upon vesting of restricted stock units	508,979	—	—	—	—	—	—	—
Shares of common stock withheld for the withholding tax on vesting of restricted stock units	(159,119)	(3,574)	—	—	—	—	—	(3,574)
Stock-based compensation	—	10,018	—	—	—	—	—	10,018
Foreign currency translation loss	—	—	—	—	(55)	—	—	(55)
Net income	—	—	—	—	—	50,051	4	50,055
Balance at December 31, 2019	51,923,260	$360,060	(1,333,125)	$(20,491)	$(135)	$661,954	$165	$1,001,553

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$54,275	$50,051
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	14,427	13,889
Stock-based compensation expense	13,623	10,018
Allowances for (recovery of) doubtful accounts	(476)	43
Provision for excess and obsolete inventories	1,740	14,218
Share of income from equity investee	145	9
Foreign currency exchange (gain) loss	2,905	428
Deferred income taxes, net	(883)	(889)
Other	(699)	581
Changes in operating assets and liabilities:
Accounts receivable (including changes in related party balances of $(6,304) and $(4,318) during the six months ended December 31, 2020 and 2019, respectively)	81,156	33,444
Inventories	42,327	(48,460)
Prepaid expenses and other assets (including changes in related party balances of $7,554 and $(3,673) during the six months ended December 31, 2020 and 2019, respectively)	27,426	(35,450)
Accounts payable (including changes in related party balances of $(24,112) and $16,107 during the six months ended December 31, 2020 and 2019, respectively)	(25,296)	32,415
Income taxes payable	5,855	(9,492)
Deferred revenue	(8,864)	12,192
Accrued liabilities (including changes in related party balances of $(4,867) and $5,249 during the six months ended December 31, 2020 and 2019, respectively)	(20,619)	17,810
Other long-term liabilities (including changes in related party balances of $(1,671) and $430 during the six months ended December 31, 2020 and 2019, respectively)	(3,240)	(3,654)
Net cash provided by operating activities	183,802	87,153
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $3,058 and $2,274 during the six months ended December 31, 2020 and 2019, respectively)	(25,551)	(24,089)
Proceeds from sale of investment in a privately-held company	—	750
Net cash used in investing activities	(25,551)	(23,339)
FINANCING ACTIVITIES:
Proceeds from debt	14,669	—
Repayment of debt	(537)	—
Net repayment on asset-backed revolving line of credit	—	(1,116)
Proceeds from exercise of stock options	10,767	2,704
Payment of withholding tax on vesting of restricted stock units	(3,718)	(3,574)
Stock repurchases	(74,824)	—
Payments of obligations under finance leases	(54)	(90)
Net cash used in financing activities	(53,697)	(2,076)
Effect of exchange rate fluctuations on cash	540	175
Net increase in cash, cash equivalents and restricted cash	105,094	61,913
Cash, cash equivalents and restricted cash at the beginning of the period	212,390	262,140
Cash, cash equivalents and restricted cash at the end of the period	$317,484	$324,053

Supplemental disclosure of cash flow information:
Cash paid for interest	$950	$1,261
Cash paid for taxes, net of refunds	(698)	37,741

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $3,056 and $1,729 as of December 31, 2020 and 2019, respectively)	$11,596	$9,222
New operating lease assets obtained in exchange for operating lease liabilities	2,693	—
Receivable from exercise of stock options	—	1,229
Unpaid stock repurchases	2,164	—

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Summary of Significant Accounting Policies

Significant Accounting Policies and Estimates

No material changes have been made to the significant accounting policies of Super Micro Computer, Inc., a corporation incorporated under the laws of Delaware, and its consolidated entities (together, the “Company”), disclosed in Note 1, "Organization and Summary of Significant Accounting Policies", in its Annual Report on Form 10-K, filed on August 28, 2020, for the year ended June 30, 2020. Management's estimates include, as applicable, the anticipated impacts of the coronavirus ("COVID-19") pandemic.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2021.

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
    The Company recorded a deferred gain related to the contribution of certain technology rights. As of December 31, 2020 and June 30, 2020, the Company had unamortized deferred gain balance of $2.0 million and $2.0 million, respectively, in accrued liabilities and $0.0 million and $1.0 million, respectively, in other long-term liabilities in the Company’s condensed consolidated balance sheets.

    The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of the parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company is working with the Corporate Venture's management to ensure that the Corporate Venture remains in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of December 31, 2020. No impairment charge was recorded for the three and six months ended December 31, 2020 and 2019, respectively.
The Company sold products worth $13.2 million and $15.4 million to the Corporate Venture in the three months ended December 31, 2020 and 2019, respectively, and $19.6 million and $37.5 million for the six months ended December 31, 2020 and 2019, respectively. The Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of December 31, 2020 and June 30, 2020 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $14.4 million and $7.8 million due from the Corporate Venture in accounts receivable, net as of December 31, 2020 and June 30, 2020, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Concentration of Supplier Risk

    Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 20.0% and 28.5% of total purchases for the three months ended December 31, 2020 and 2019, respectively, and 20.9% and 28.6% for the six months ended December 31, 2020 and 2019, respectively. Ablecom and Compuware, related parties of the Company (see Note 8, "Related Party Transactions") accounted for a combined 7.3% and 10.3% of total cost of sales for the three months ended December 31, 2020 and 2019, respectively, and a combined 8.5% and 10.0% for the six months ended December 31, 2020 and 2019, respectively.

Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three and six months ended December 31, 2020 and 2019. No customer accounted for greater than 10% of the Company's accounts receivable, net as of December 31, 2020, whereas one customer accounted for 10.1% of accounts receivable, net as of June 30, 2020.

Treasury Stock

The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as a deduction to retained earnings. Retired treasury shares revert to the status of authorized but unissued shares.

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

The Company maintains an allowance for credit losses for accounts receivable and the investment in an auction rate security. The allowance for credit losses is estimated using a loss rate method, considering factors such as customers’ credit risk, historical loss experience, current conditions, and forecasts. The allowance for credit losses is measured on a collective (pool) basis by aggregating customer balances with similar risk characteristics. The Company also records a specific allowance based on an analysis of individual past due balances or customer-specific information, such as a decline in creditworthiness or bankruptcy. The new guidance has no material impact on the Company's condensed consolidated financial statements for the three and six months ended December 31, 2020.

In August 2018, the FASB issued amended guidance, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statements, including the consideration of costs and benefits. The Company adopted this guidance on July 1, 2020. As of December 31, 2020, the Company’s investment in an auction rate security is the only Level 3 investment measured at fair value on a recurring basis. Changes to the disclosures in the condensed consolidated financial statements were immaterial. See Note 5, "Fair Value Disclosure".

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
a hosting arrangement that is a service contract is not affected by the new guidance. The Company adopted this guidance on July 1, 2020, prospectively. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued amended guidance, Simplifying the Accounting for Income Taxes, to remove certain exceptions to the general principles from ASC 740 - Income Taxes, and to improve consistent application of U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company from July 1, 2021; early adoption is permitted. The adoption of the guidance is not anticipated to have a material impact on its condensed consolidated financial statements and disclosures.

    In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 15, 2022. LIBOR is used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility and E.SUN Credit Facility. The 2018 Bank of America Credit Facility, as amended, will terminate on June 30, 2021 and E.SUN Credit Facility will terminate on September 18, 2021. As both credit facilities will expire before the phase out of LIBOR, the Company does not expect the adoption of the guidance to have an impact on its condensed consolidated financial statements and disclosures.

Note 2.         Revenue

    Disaggregation of Revenue

The Company disaggregates revenue by type of product and by geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue, and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Server and storage systems	$642,711	$672,727	$1,260,499	$1,308,753
Subsystems and accessories	187,595	198,216	332,057	361,994
Total	$830,306	$870,943	$1,592,556	$1,670,747

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of serverboards, chassis and accessories.

International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2020 and 2019, of net sales by geographic region (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
United States	$463,102	$527,404	$959,188	$996,245
Asia	161,415	165,716	288,121	327,355
Europe	154,819	147,564	266,908	275,623
Others	50,970	30,259	78,339	71,524
	$830,306	$870,943	$1,592,556	$1,670,747

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

    Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Revenue recognized during the three and six months ended December 31, 2020, which was included in the opening deferred revenue balance as of June 30, 2020 of $203.8 million, was $26.8 million and $55.4 million, respectively.

Deferred revenue decreased $8.8 million during the six months ended December 31, 2020 because the recognition of revenue from contracts entered into in prior periods was greater than the invoiced amounts for service contracts during the period.

    Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the optional exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of December 31, 2020 was $194.9 million. The Company expects to recognize approximately 51% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

Capitalized Contract Acquisition Costs and Fulfillment Cost

Contract acquisition costs are those incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of incentive bonuses. Contract acquisition costs are considered incremental and recoverable costs of obtaining and fulfilling a contract with a customer and are therefore capitalizable. The Company applies the practical expedient to expense incentive bonus costs as incurred if the amortization period would be one year or less, generally upon delivery of the associated server and storage systems or components. Where the amortization period of the contract cost would be more than a year, the Company applies

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
judgment in the allocation of the incentive bonus cost asset between hardware and service performance obligations and expenses the cost allocated to the hardware performance obligations upon delivery of associated server and storage systems or components and amortizes the cost allocated to service performance obligations over the period the services are expected to be provided. Contract acquisition costs allocated to service performance obligations that are subject to capitalization are insignificant to the Company’s condensed consolidated financial statements.

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

Note 3.        Net Income Per Common Share

    The following table shows the computation of basic and diluted net income per common share for the three and six months ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income	$27,674	$23,706	$54,275	$50,051

Denominator:
Weighted-average shares outstanding	51,499	50,181	51,914	50,129
Effect of dilutive securities	2,084	1,828	2,091	1,629
Weighted-average diluted shares	53,584	52,009	54,005	51,758

Basic net income per common share	$0.54	$0.47	$1.05	$1.00
Diluted net income per common share	$0.52	$0.46	$1.00	$0.97

    For the three and six months ended December 31, 2020 and 2019, the Company had stock options, restricted stock units ("RSUs") and performance based restricted stock units ("PRSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 1,040,890 and 2,501,684 for the three months ended December 31, 2020 and 2019, respectively, and 1,113,845 and 3,171,619 for the six months ended December 31, 2020 and 2019, respectively.

Note 4.        Balance Sheet Components

    The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	December 31, 2020	June 30, 2020
Finished goods	$566,054	$656,817
Work in process	93,590	38,146
Purchased parts and raw materials	147,787	156,535
Total inventories	$807,431	$851,498

The Company recorded a provision for excess and obsolete inventory to cost of sales totaling $2.5 million and $1.7 million in the three and six months ended December 31, 2020 and $6.8 million and $16.9 million for the three and six

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
months ended December 31, 2019, respectively. These amounts exclude a provision (recovery) for adjusting the cost of certain inventories to net realizable value of $0.2 million and $1.0 million for the three and six months ended December 31, 2020, respectively, and $(0.9) million and $(2.7) million for the three and six months ended December 31, 2019, respectively. The recovery is recognized when previously reserved inventories are sold.

Prepaid Expenses and Other Current Assets:

	December 31, 2020	June 30, 2020
Other receivables (1)	$70,247	$96,669
Prepaid income tax	10,966	14,323
Prepaid expenses	5,864	7,075
Deferred service costs	4,514	4,161
Restricted cash	250	250
Others	6,369	4,507
Total prepaid expenses and other current assets	$98,211	$126,985
__________________________
(1) Includes other receivables from contract manufacturers based on certain buy-sell arrangements of $42.9 million and $83.8 million as of December 31, 2020 and June 30, 2020, respectively.

Cash, cash equivalents and restricted cash:

	December 31, 2020	June 30, 2020
Cash and cash equivalents	$315,610	$210,533
Restricted cash included in prepaid expenses and other current assets	250	250
Restricted cash included in other assets	1,624	1,607
Total cash, cash equivalents and restricted cash	$317,484	$212,390

Property, Plant, and Equipment:

	December 31, 2020	June 30, 2020
Buildings	$86,930	$86,930
Land	75,262	75,251
Machinery and equipment	91,073	85,381
Buildings construction in progress (1)	69,277	46,311
Building and leasehold improvements	24,960	24,517
Software	22,693	20,597
Furniture and fixtures	22,026	21,544
	392,221	360,531
Accumulated depreciation and amortization	(136,816)	(126,746)
Property, plant and equipment, net	$255,406	$233,785
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California, and new building in Taiwan.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Assets:

	December 31, 2020	June 30, 2020
Operating lease right-of-use asset	$22,975	$23,784
Deferred service costs, non-current	5,406	4,632
Restricted cash, non-current	1,624	1,607
Investment in auction rate security	1,571	1,571
Deposits	1,030	1,201
Non-marketable equity securities	128	128
Prepaid expense, non-current	2,017	1,576
Total other assets	$34,750	$34,499

Accrued Liabilities:

	December 31, 2020	June 30, 2020
Accrued payroll and related expenses	$47,650	$33,577
Contract manufacturing liabilities	20,276	36,249
Accrued warranty costs	10,904	9,984
Customer deposits	15,058	9,942
Operating lease liability	7,435	6,310
Accrued cooperative marketing expenses	5,754	5,925
Accrued professional fees	1,021	5,661
Accrued legal liabilities (Note 11)	—	18,114
Others (accrued liabilities)	33,601	29,639
Total accrued liabilities	$141,698	$155,401

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

The Company accounts for the outstanding performance bonuses as liabilities and estimates fair value of payable amounts using a Monte-Carlo simulation model. The awards are re-measured at each period end with changes in fair value recorded in the Company’s condensed consolidated statement of operations in operating expenses. The cumulative recorded expense at each period end is trued-up to the expected payable amount vested through the period end. The requisite service periods over which expenses are recognized are derived from the Monte-Carlo model for all performance awards, except for the first 50% of the Chief Executive Officer’s award that includes a performance condition. The Company estimates if it is probable that the performance condition will be met through the expiration date of this award. If at the measurement date it is determined to be probable, the Company estimates the requisite period as the longer of the service period derived by the Monte-Carlo model and the implicit service period when the Company expects to make adequate progress in remediating its material weaknesses in its internal control over financial reporting, as reported by the Company's Audit Committee. If it is determined to not be probable, then the Company will reverse any previously recognized expense for this award in the period when it is no longer probable that the performance condition will be achieved.

Based on the estimated fair value of these performance bonuses as of December 31, 2020 and June 30, 2020, the Company recorded a $4.7 million and $2.1 million liability, respectively, of which $4.7 million and $1.5 million, respectively, was recorded within accrued liabilities and $0.0 million and $0.6 million, respectively, was recorded within other long-term liabilities on the Company's condensed consolidated balance sheet. An unrecognized compensation expense of $1.9 million will be recorded over the remaining service periods from 0.06 years to 0.67 years. The fair value of these awards is remeasured each reporting period. The expense recognized during the three months ended December 31, 2020 and 2019 was $2.5 million and $0.0 million, respectively, and $2.6 million and $0.0 million for the six months ended December 31, 2020 and 2019, respectively.
Other Long-term Liabilities:

	December 31, 2020	June 30, 2020
Operating lease liability, non-current	$16,750	$18,102
Accrued unrecognized tax benefits including related interest and penalties	16,567	15,496
Accrued warranty costs, non-current	2,600	2,395
Others	4,991	6,002
Total other long-term liabilities	$40,908	$41,995

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Balance, beginning of the period	$13,727	$11,285	$12,379	$11,034
Provision for warranty	7,112	9,401	15,459	17,106
Costs utilized	(7,453)	(9,115)	(15,060)	(16,777)
Change in estimated liability for pre-existing warranties	118	(129)	726	79
Balance, end of the period	13,504	11,442	13,504	11,442
Current portion	10,904	8,956	10,904	8,956
Non-current portion	$2,600	$2,486	$2,600	$2,486

Note 5.        Fair Value Disclosure

    The financial instruments of the Company measured at fair value on a recurring basis are included in cash equivalents, other assets and accrued liabilities. The Company classifies its financial instruments, except for its investment in an auction rate

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
security, within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value.

The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of December 31, 2020 and June 30, 2020. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of December 31, 2020.

Financial Assets and Liabilities Measured on a Recurring Basis

    The following table sets forth the Company’s financial instruments as of December 31, 2020 and June 30, 2020, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

December 31, 2020	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$841	$—	$—	$841
Certificates of deposit (2)	—	863	—	863
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$841	$863	$1,571	$3,275

Liabilities
Performance awards liability (3)	$—	$4,727	$—	$4,727
Total liabilities measured at fair value	$—	$4,727	$—	$4,727

June 30, 2020	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$1,163	$—	$—	$1,163
Certificates of deposit (2)	—	836	—	836
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,163	$836	$1,571	$3,570

Liabilities
Performance awards liability (3)	$—	$2,100	$—	$2,100
Total liabilities measured at fair value	$—	$2,100	$—	$2,100
__________________________
(1) $0.0 million and $0.4 million in money market funds are included in cash and cash equivalents and $0.8 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2020 and June 30, 2020, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.3 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.4 million and $0.3 million in

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2020 and June 30, 2020, respectively.

(3) As of December 31, 2020 and June 30, 2020, the current portion of the performance awards liability of $4.7 million and $1.5 million, respectively, is included in accrued liabilities and the non-current portion of $0.0 million and $0.6 million, respectively, is included in other long-term liabilities in the condensed consolidated balance sheets.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three and six months ended December 31, 2020, the credit losses related to the Company’s investments was not significant.

    The Company estimated the fair value of performance awards using the Monte-Carlo simulation model and classified them within Level 2 of the fair value hierarchy as estimates are based on the observable inputs. The significant inputs used in estimating the fair value of the awards as of December 31, 2020 and June 30, 2020 are as follows:

December 31, 2020
Stock Price as of Period End	Performance Period	Risk-free Rate	Volatility	Dividend Yield

$31.66	0.8 - 1.49 years	0.11%	53.55%	—%

June 30, 2020
Stock Price as of Period End	Performance Period	Risk-free Rate	Volatility	Dividend Yield

$28.39	1.25 - 2.0 years	0.16%	53.75%	—%

    There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2020 and 2019.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and six months ended December 31, 2020 and 2019.

    The following is a summary of the Company’s investment in an auction rate security as of December 31, 2020 and June 30, 2020 (in thousands):

	December 31, 2020 and June 30, 2020
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

No gain or loss was recognized in other comprehensive income for the auction rate security for the three and six months ended December 31, 2020 and 2019.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2020 and June 30, 2020, total debt of $45.5 million and $29.4 million, respectively, is reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Short-term and Long-term Debt

    Short-term debt obligations as of December 31, 2020 and June 30, 2020 consisted of the following (in thousands):

	December 31,	June 30,
	2020	2020
CTBC Bank term loan, due August 31, 2021	$24,921	$23,704
CTBC Bank term loan, due June 4, 2030	20,577	5,697
Total debt	45,498	29,401
Short-term debt and current portion of long-term debt	24,921	23,704
Debt, Non-current	$20,577	$5,697

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

    In April 2018, the Company entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On May 12, 2020, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 30, 2021 and provide that in the event of default or if outstanding borrowings are in excess of $220.0 million, the Company is required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of the Company's deposit accounts. In addition, the amendment released the real property of Super Micro Computer as a collateral. The amendment was accounted for as a modification and the impact was immaterial to the condensed consolidated financial statements. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to pay any dividends. The Company is required to pay 0.375% per annum on the 2018 Bank of America Credit Facility for any unused borrowings. The 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries and contains a financial covenant, which requires that the Company maintain a certain fixed charge coverage ratio, for each twelve-month period while in a Trigger Period, as defined in the agreement, is in effect.

As of December 31, 2020 and June 30, 2020, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. The interest rates under the 2018 Bank of America Credit Facility as of December 31, 2020 and June 30, 2020 were 3.00%. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility and in October 2019, the letter of credit amount was increased to $6.4 million. No amounts have been drawn under the standby letter of credit. The balance of debt issuance costs outstanding were $0.3 million and $0.6 million as of December 31, 2020 and June 30, 2020, respectively. The Company has been in compliance with all the covenants under the 2018 Bank of America Credit Facility, and as of December 31, 2020, the Company's available borrowing capacity was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $24.9 million and $23.7 million at December 31, 2020 and June 30, 2020, respectively. As of December 31, 2020 and June 30, 2020, the Company did not have any outstanding borrowings under the CTBC Credit Facility revolving line of credit. The interest rate for these loans were 0.73% per annum as of December 31, 2020 and 0.63% per annum as of June 30, 2020. At December 31, 2020, the amount available for future borrowing under the CTBC Credit Facility was $25.1 million. As of December 31, 2020, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Facility term loan was $25.1 million.

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

As of December 31, 2020 and June 30, 2020, the amounts outstanding under the 2020 CTBC Term Loan Facility were $20.6 million and $5.7 million, respectively. The interest rate for these loans were 0.45% per annum as of December 31, 2020 and June 30, 2020. The net book value of the property serving as collateral as of December 31, 2020 was $29.2 million. As of December 31, 2020, the Company was in compliance with all financial covenants under the 2020 CTBC Term Loan Facility.

E.SUN Bank Credit Facility

In December 2020, Super Micro Computer Inc, Taiwan, a Taiwan subsidiary of the Company entered into a General Credit Agreement (the “E.SUN Credit Facility”) with E.SUN Bank in Taiwan. Such Credit Facility provides for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of $30.0 million. The term of the E.SUN Credit Facility expires on September 18, 2021.

Generally, the interest for base rate loans made under the E.SUN Credit Facility is based upon an average interbank overnight call loan rate in the finance industry (such as LIBOR or TAIFX) plus a fixed margin, and is subject to occasional adjustment. Interest for adjustable loan rate loans made under the E.SUN Credit Facility is based upon an average one-year fixed rate time saving deposit rate of a selected reference bank which shall be a well-known domestic bank in Taiwan, and is subject to occasional adjustment. The E.SUN Credit Facility has customary default provisions permitting E.SUN Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event such Taiwan subsidiary of the Company has an overdue liability at another financial organization. There are no financial covenants associated with the E.SUN Credit Facility.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Terms for specific drawdown instruments issued under the E.SUN Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions negotiated with E.SUN Bank. A Notification and Confirmation of Credit Conditions agreement under the E.SUN Credit Facility was entered into on December 2, 2020 for a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days and with an interest rate calculated based on the higher of LIBOR plus 0.75% then divided by 0.946 or TAIFX plus 0.55% then divided by 0.946. As of December 31, 2020, no drawings had been made from the Import Loan.

Note 7.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and six months ended December 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019	2019
Operating lease expense (including expense for lease agreements with related parties of $347 and $693 for the three and six months ended December 31, 2020, respectively, and $362 and $727 for the three and six months ended December 31, 2019, respectively)	$1,947	$1,595	$3,947		$3,304
Cash payments for operating leases (including payments to related parties of $347 and $693 for the three and six months ended December 31, 2020, respectively, and $380 and $737 for the three and six months ended December 31, 2019, respectively)	$1,991	$1,570	$3,957		$3,415
    During the three and six months ended December 31, 2020 and 2019, respectively, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Variable payments expensed in the three and six months ended December 31, 2020 were $0.4 million and $0.8 million, respectively. Variable payments expensed in the three months and six months ended December 31, 2019 were $0.4 million and $0.7 million, respectively.
    As of December 31, 2020, the weighted average remaining lease term for operating leases was 4.1 years and the weighted average discount rate was 3.5%. Future minimum lease payments under noncancelable operating lease arrangements as of December 31, 2020 were as follows (in thousands):

Fiscal Year:	Minimum lease payments
2021 (remainder)	$4,075
2022	6,899
2023	5,204
2024	4,370
2025	4,415
2026 and beyond	1,044
Total future lease payments	$26,007
Less: Imputed interest	(1,822)
Present value of operating lease liabilities	$24,185

As of December 31, 2020, commitments under short-term lease arrangements, and operating and financing leases that have not yet commenced were immaterial.

    The Company has entered into lease agreements with related parties.  See Note 8, "Related Party Transactions," for discussion.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of December 31, 2020. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board and is an equity holder of Compuware. Charles Liang and Sara Liu do not own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

    Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 91.6% and 97.5% of the chassis included in the products sold by the Company during the three months ended December 31, 2020 and 2019, respectively, and 92.6% and 95.4% of the chassis included in the products sold by the Company during the six months ended December31, 2020 and 2019, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $25.4 million and $23.2 million at December 31, 2020 and June 30, 2020, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

Dealings with Compuware

The Company has entered into a distribution agreement with Compuware, under which the Company appointed Compuware as a non-exclusive distributor of the Company’s products in Taiwan, China and Australia. Compuware assumes the

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
responsibility to install the Company's products at the site of the end customer, if required, and administers customer support in exchange for a discount from the Company's standard price for its purchases.

The Company also has entered into a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements, and lease agreements for office space.

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

    The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $26.8 million and $45.7 million at December 31, 2020 and June 30, 2020, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three and six months ended December 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Ablecom
Purchases (1)	$24,580	$44,568	$50,903	$77,688

Compuware
Net sales	$5,572	$6,406	$18,871	$11,953
Purchases (1)	29,644	33,438	68,571	66,754
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the three and six months ended December 31, 2020 and 2019.

The Company had the following balances related to transactions with Ablecom and Compuware as of December 31, 2020 and June 30, 2020 (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2020	June 30, 2020
Ablecom
Accounts receivable and other receivables (1)	$6,099	$6,379
Accounts payable and accrued liabilities (2)	27,002	40,056
Other long-term liabilities (3)	—	513

Compuware
Accounts receivable and other receivables (1)	$6,767	$14,323
Accounts payable and accrued liabilities (2)	30,594	46,518
Other long-term liabilities (3)	28	186
____________________________
(1) Other receivables include receivables from vendors.
(2) Includes current portion of operating lease liabilities.
(3) Represents non-current portion of operating lease liabilities.

See Note 1, "Summary of Significant Accounting Policies" for a discussion of the transactions and balances in the Company’s Corporate Venture.

Note 9.        Stock-based Compensation and Stockholders' Equity

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

As of December 31, 2020, the Company had 4,277,287 authorized shares available for future issuance under the 2020 Plan.

Common Stock Repurchase and Retirement

On August 9, 2020, the Board approved a share repurchase program to repurchase shares of common stock for up to an aggregate of $30.0 million at market prices. The program was effective until December 31, 2020 or if earlier, until the maximum amount of common stock is repurchased. During the three months ended September 30, 2020, 1,142,294 shares of common stock were repurchased for $30.0 million and the program ended. Repurchased shares were recorded as treasury shares in the Company's condensed consolidated balance sheet as of September 30, 2020.

On December 11, 2020, the Board approved the retirement of 2,475,419 shares of the Company's common stock, which were recorded as treasury stock in the Company's condensed consolidated balance sheet as of September 30, 2020.

On October 31, 2020, the Board approved a share repurchase program to repurchase shares of common stock for up to an aggregate of $50.0 million at market prices. The program is effective until October 31, 2021 or if earlier, until the maximum amount of common stock is repurchased. During the three months ended December 31, 2020, 1,580,207 shares of common stock were repurchased for $47.0 million. All these shares have been retired as of December 31, 2020.

Determining Fair Value

    The Company's fair value of RSUs and PRSUs is based on the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

    The fair value of stock option grants for the three and six months ended December 31, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Risk-free interest rate	0.45%	1.72%	0.27% - 0.45%	1.58% - 1.72%
Expected term	5.98 years	6.27 years	5.98 years	6.27 years
Dividend yield	—%	—%	—%	—%
Volatility	50.34%	49.74%	50.34% - 50.43%	49.74% - 50.04%
Weighted-average fair value	$11.13	$10.30	$13.14	$9.14

    The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Cost of sales	$407	$384	$910	$779
Research and development	3,339	3,126	7,041	6,256
Sales and marketing	497	423	1,014	859
General and administrative	2,210	1,031	4,658	2,124
Stock-based compensation expense before taxes	6,453	4,964	13,623	10,018
Income tax impact	(1,732)	(1,131)	(3,687)	(2,283)
Stock-based compensation expense, net	$4,721	$3,833	$9,936	$7,735

    As of December 31, 2020, $7.2 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.43 years, $39.7 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.54 years and $0.3 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 0.61 years.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Stock Option Activity

    The following table summarizes stock option activity during the six months ended December 31, 2020 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2020	5,379,768	$19.38
Granted	312,970	$28.17
Exercised	(683,613)	$15.75
Forfeited/Cancelled	(35,894)	$24.41
Balance as of December 31, 2020	4,973,231	$20.40	4.20
Options vested and exercisable at December 31, 2020	4,189,436	$19.88	3.36

RSU and PRSU Activity

    In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are typically service based share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

    In August 2017, the Compensation Committee granted two PRSU awards to the Company's Chief Executive Officer, both of which have both performance and service conditions. 50% of the PRSUs vested at June 30, 2018 when performance conditions were achieved, while the remainder vest in equal amounts over the following ten quarters if the Company's Chief Executive Officer continued to be employed during those ten quarters. As of December 31, 2020, the remaining 50% of the PRSUs had vested in accordance with the terms of the grant.

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

    The following table summarizes RSU and PRSU activity during the six months ended December 31, 2020 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding		Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2020	1,768,027	$20.08	42,000	(1)	$22.29
Granted	790,950	$27.90	—		$—
Released	(398,536)	$20.29	(12,000)		$27.10
Forfeited	(102,115)	$23.14	—		$—
Balance as of December 31, 2020	2,058,326	$22.89	30,000		$20.37
__________________________
(1)Reflects the number of PRSUs that have been earned based on the achievement of performance metrics.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Income Taxes

    The Company recorded a provision for income taxes of $5.1 million and $8.8 million for the three and six months ended December 31, 2020, respectively, and $2.1 million and $10.7 million for the three and six months ended December 31, 2019, respectively. The effective tax rate was 14.9% and 13.9% for the three and six months ended December 31, 2020, respectively, and 7.9% and 17.6% for the three and six months ended December 31, 2019, respectively. The effective tax rate for the three months ended December 31, 2020 is higher than that for the three months ended December 31, 2019, primarily due to release of uncertain tax positions after settlement of a Taiwan tax audit in 2019. The effective tax rate for the six months ended December 31, 2020 is lower than that for the six months ended December 31, 2019, primarily due to decrease in tax reserves for uncertain tax positions and an increase in tax benefit from employees stock based compensation.

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

               As of December 31, 2020, the Company had gross unrecognized tax benefits of $39.4 million, of which, $14.1 million if recognized, would affect the Company's effective tax rate. During the six months ended December 31, 2020, there was a $8.8 million increase in gross unrecognized tax benefits, primarily due to an uncertain tax position in a foreign jurisdiction. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2020, the Company had accrued $2.4 million of interest and penalties relating to unrecognized tax benefits.

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

In October 2019, the Taiwan tax authority completed its audit in Taiwan for fiscal year 2018 and proposed an adjustment resulting in additional tax liability of $1.6 million. The Company accepted the proposed adjustment in October 2019 and paid the $1.6 million tax liability in February 2020. In February 2020, the Taiwan tax authority completed its audit in Taiwan for fiscal year 2019 and proposed an adjustment resulting in an additional tax liability of $1.0 million. The Company accepted the proposed adjustment and paid the $1.0 million tax liability in February 2020. The impact of these adjustments on the income statement was offset by the release of previously unrecognized tax benefits related to the fiscal years audited in the periods in which the proposed adjustments were accepted.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 15, 2020, the Company filed a motion to dismiss the further amended complaint, the hearing for which was calendared for September 23, 2020; however, the Court held a conference on September 15 to discuss how the Court could efficiently address the recent SEC settlement agreement. The parties stipulated to allow plaintiffs to further amend the complaint solely to add allegations relating to the SEC settlement. On October 14, 2020, plaintiffs filed a Fourth Amended Complaint. On October 28, 2020, defendants filed a supplemental motion to dismiss. The Court has taken the motion under submission. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

On October 27, 2020, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara (the “Court”), captioned Barry v. Liang, et al., 20-CV-372190 (the “Derivative Action”). The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, and unjust enrichment arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. The plaintiffs seek unspecified compensatory damages and other equitable relief. A case management conference has been set for late February 2021, and the matter is stayed until such time.

On November 13, 2020, Build Group Inc. (“Build Group”) filed a complaint against the Company in the Superior Court for Santa Clara County, seeking damages of approximately $2 million. Build Group served the complaint on the Company on December 1, 2020. Build Group alleged that the Company breached the construction contract between the Company and Build Group by failing to approve or reject certain requests for change orders to the scope of work covered by the construction project in a timely manner, or at all. A substantial portion of the amounts covered by the change orders at issue related to delays in the construction project. Build Group asserted that these delays were beyond its control and that therefore it was entitled to additional payments as a result of the delays in completion of the project. The Company believed that it had meritorious defenses to Build Group’s claims, but nonetheless negotiated a settlement with Build Group. The settlement agreement resolving this dispute was executed effective January 19, 2021. As a result, the Company did not have to respond to the complaint. Per the settlement agreement, Build Group agreed to dismiss the entire action with prejudice once the Company complied with its obligations under the settlement agreement. The Company has complied with its obligations and Build Group has submitted the dismissal, which should be granted by the court in the near term. As of December 31, 2020, the Company recorded a liability of $1.6 million for the construction project expenses incurred pertaining to this matter.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of December 31, 2020 and any prior periods.

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

    Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of December 31, 2020, these remaining noncancelable commitments were $248.3 million, including $52.3 million for related parties.

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

The following is a summary of property, plant and equipment, net (in thousands):

	December 31,	June 30,
	2020	2020
Long-lived assets:
United States	$180,769	$178,812
Asia	71,614	51,605
Europe	3,023	3,368
	$255,406	$233,785

The Company’s revenue is presented on a disaggregated basis in Note 2, “Revenue,” by type of product and by geographical market.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 13.        Subsequent Event

On January 29, 2021, a duly authorized subcommittee of the Board approved a share repurchase program to repurchase shares of common stock for up to an aggregate of $200.0 million at market price. The program is effective until July 31, 2022 or if earlier, until the maximum amount of common stock is repurchased.

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

    The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report and included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 10-K”), which includes our condensed consolidated financial statements for the fiscal years ended June 30, 2020 and 2019.

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

    We commenced operations in 1993 and have been profitable every year since inception. Our net income for the three months ended December 31, 2020 increased to $27.7 million from $23.7 million for the corresponding period in the prior year. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of Nvidia Corporation, Intel Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Coronavirus (COVID-19) Pandemic Impact

    The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption for many businesses worldwide. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders that govern the operations of businesses, require masks be worn and define shelter in place and social distancing protocols. We are an essential critical infrastructure (information technology) business under the relevant federal, state and county regulations. Accordingly, in late March 2020, we responded to the directives from Santa Clara County and the State of California regarding instructions to combat the spread of COVID-19. Our first priority is the safety of our workforce and we have implemented numerous health precautions and work practices to be in compliance with the law and to operate in a safe manner.

We quickly transitioned certain of our indirect labor forces to work from home at the earlier phase of the pandemic and continued to operate our local assembly in Taiwan and, after an initial period of disruption, in the United States and Europe. We operate in the critical industry of IT infrastructure and we assessed our customer base to identify priority customers who operate in critical industries. We continued to see ongoing demand and do not have significant direct exposure to industries such as retail, oil and gas and hospitality, which have been impacted the greatest. As time passes, we may discover greater indirect exposure to distressed industries through our channel partners and OEM customers.

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

We monitor the credit profile and payment history of our customers to evaluate risk in specific industries or geographic areas where cash flow may be disrupted. While we believe that we are adequately capitalized, we actively manage our liquidity needs. In May 2020, we negotiated an extension of our credit facility with Bank of America to extend the maturity date to June 2021. In June 2020, we entered into a ten-year, non-revolving term loan facility with China Trust and Bank Corp ("CTBC Bank") to obtain financing for use in the expansion and renovation of the our Bade Manufacturing Facility located in Taiwan. In December 2020, our Taiwan subsidiary entered into a general credit agreement with E.SUN Bank in Taiwan. Such general credit agreement provides for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of $30 million. The term of such general credit agreement is until September 18, 2021.

Our management team is focused on guiding our company through the ongoing challenges presented by COVID-19. Currently, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations within the next 12 months.

Financial Highlights

    The following is a summary of our financial highlights of the second quarter of fiscal year 2021:

•Net sales decreased by 4.7% in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.

•Gross margin increased to 16.4% in the three months ended December 31, 2020 from 15.9% in the three months ended December 31, 2019.

•Operating expenses decreased by 10.7% as compared to the three months ended December 31, 2019, and were equal to 11.9% and 12.7% of net sales in the three months ended December 31, 2020 and 2019, respectively.

•Effective tax rate increased from 7.9% in the three months ended December 31, 2019 to 14.9% in the three months ended December 31, 2020.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We evaluate our estimates and assumptions on an ongoing basis, and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

    There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2020 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Summary of Significant Accounting Policies" in our notes to condensed consolidated financial statements in this Quarterly Report.

Results of Operations

    The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.6%	84.1%	83.3%	83.9%
Gross profit	16.4%	15.9%	16.7%	16.1%
Operating expenses:
Research and development	6.4%	6.4%	6.8%	6.3%
Sales and marketing	2.5%	2.5%	2.6%	2.5%
General and administrative	3.0%	3.8%	3.1%	3.8%
Total operating expenses	11.9%	12.7%	12.4%	12.5%
Income from operations	4.5%	3.2%	4.3%	3.6%
Other (expense) income, net	(0.3)%	—%	(0.2)%	0.1%
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before income tax provision	4.1%	3.1%	4.0%	3.6%
Income tax provision	(0.6)%	(0.2)%	(0.6)%	(0.6)%
Share of (loss) from equity investee, net of taxes	(0.2)%	(0.1)%	—%	—%
Net income	3.3%	2.7%	3.4%	3.0%

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

    The following table presents net sales by product type for the three and six months ended December 31, 2020 and 2019 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Server and storage systems	$642.7	$672.7	$(30.0)	(4.5)%	$1,260.5	$1,308.7	$(48.2)	(3.7)%
Percentage of total net sales	77.4%	77.2%			79.1%	78.3%
Subsystems and accessories	$187.6	$198.2	$(10.6)	(5.3)%	$332.1	$362.0	$(29.9)	(8.3)%
Percentage of total net sales	22.6%	22.8%			20.9%	21.7%
Total net sales	$830.3	$870.9	$(40.6)	(4.7)%	$1,592.6	$1,670.7	$(78.1)	(4.7)%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended December 31, 2020 and 2019

The period-over-period decrease in net sales of our server and storage systems was due to a 17.1% decrease in the number of units of compute nodes sold offset by 16.0% increase in the average selling price. The decline in the number of units of compute nodes shipped was primarily due to fewer shipments of multinode systems compared to the same period last year.
    The period-over-period decrease in net sales of our subsystems and accessories is primarily due to a decrease in the number of units of subsystems sold.

Comparison of Six Months Ended December 31, 2020 and 2019

The period-over-period decrease in net sales of our server and storage systems was due to a 18.1% decrease in the number of units of compute nodes sold offset by 17.9% increase in average selling price. The decline in the number of units of compute nodes shipped was primarily due to fewer shipments of multinode systems compared to the same period last year.
    The period-over-period decrease in net sales of our subsystems and accessories is primarily due to a decrease in the number of units of subsystems sold.

    The following table presents net sales by geographic region for the three and six months ended December 31, 2020 and 2019 (dollars in millions):

	Three Months Ended December 31,		Change	Change	Six Months Ended December 31,		Change	Change
	2020	2019	$	%	2020	2019	$	%
United States	$463.1	$527.4	$(64.3)	(12.2)%	$959.2	$996.2	$(37.0)	(3.7)%
Percentage of total net sales	55.8%	60.6%			60.2%	59.6%
Asia	161.4	165.7	(4.3)	(2.6)%	288.1	327.4	(39.3)	(12.0)%
Percentage of total net sales	19.4%	19.0%			18.1%	19.6%
Europe	154.8	147.6	7.2	4.9%	266.9	275.6	(8.7)	(3.2)%
Percentage of total net sales	18.6%	16.9%			16.8%	16.5%
Others	51.0	30.2	20.8	68.9%	78.4	71.5	6.9	9.7%
Percentage of total net sales	6.1%	3.5%			4.9%	4.3%
Total net sales	$830.3	$870.9			$1,592.6	$1,670.7

Comparison of Three Months Ended December 31, 2020 and 2019

    The period-over-period decrease in net sales in the United States for the three months ended December 30, 2020 and 2019 was primarily due to lower sales driven by lower unit volume. The period-over-period decrease in net sales in Asia was due primarily to decreased sales in Taiwan, Singapore and Korea and partially off-set by increased sales in China and Japan. The increase of net sales in Europe was primarily due to higher sales in France, Germany, the United Kingdom, and the Netherlands, partially offset by lower sales in Russia. The period-over-period increase in net sales in other countries was primarily due to increased sales in Brazil, Canada, South Africa and Middle East countries, partially offset by lower sales in Mexico.

Comparison of Six Months Ended December 31, 2020 and 2019

    The period-over-period decrease in net sales in the United States for the six months ended December 31, 2020 and 2019 was primarily due to lower sales driven by lower unit volume. The period-over-period decrease in net sales in Asia was due primarily to decreased sales in China, Taiwan, Korea, and India and partially off-set by increased sales in Singapore and Japan. The decrease of net sales in Europe was primarily due to lower sales in the United Kingdom, Germany, Russia, and the rest of Europe, partially offset by increased sales in France and the Netherlands. The period-over-period increase in net sales in other countries was primarily due to increased sales in Brazil, Canada, South Africa and Middle East countries, partially offset by lower sales in Mexico and Australia.

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

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with final assembly and testing predominantly performed at our manufacturing facilities in the same region where our products are sold. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of the manufacturing of components, particularly power supplies.

    Cost of sales and gross margin for the three and six months ended December 31, 2020 and 2019 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Cost of sales	$694.2	$732.5	$(38.3)	(5.2)%	$1,326.5	$1,401.4	$(74.9)	(5.3)%
Gross profit	$136.1	$138.4	$(2.3)	(1.7)%	$266.0	$269.3	$(3.3)	(1.2)%
Gross margin	16.4%	15.9%		0.5%	16.7%	16.1%		0.6%

Comparison of Three Months Ended December 31, 2020 and 2019

The period-over-period decrease in cost of sales was primarily attributed to a decrease of $21.5 million in costs of materials and contract manufacturing expenses primarily related to the decrease in net sales volume, a decrease of $13.2 million in overhead costs attributable primarily to a recovery of costs paid in prior periods, a decrease of excess and obsolete inventory charge of $3.3 million and a decrease of $1.9 million of warranty and repair costs, partially offset by service costs and freight charges.

    The period-over-period increase in the gross margin percentage was primarily due to sales prices declining at a slower rate than the decline in the costs of components we purchased.

Comparison of Six Months Ended December 31, 2020 and 2019

The period-over-period decrease in cost of sales was primarily attributed to a decrease of $40.7 million in costs of materials and contract manufacturing expenses primarily related to the decrease in net sales volume, a decrease of $23.6 million in overhead costs attributable primarily to a recovery of costs paid in prior periods and a decrease of excess and obsolete inventory charge of $12.3 million, partially offset by service costs and freight charges.

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

    Operating expenses for the three and six months ended December 31, 2020 and 2019 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Research and development	$52.7	$55.6	$(2.9)	(5.2)%	$107.5	$105.1	$2.4	2.3%
Percentage of total net sales	6.4%	6.4%			6.8%	6.3%
Sales and marketing	$20.7	$22.0	$(1.3)	(5.9)%	$41.0	$42.2	$(1.2)	(2.8)%
Percentage of total net sales	2.5%	2.5%			2.6%	2.5%
General and administrative	$25.3	$33.0	$(7.7)	(23.3)%	$49.6	$61.3	$(11.7)	(19.1)%
Percentage of total net sales	3.0%	3.9%			3.1%	3.7%
Total operating expenses	$98.7	$110.6	$(11.9)	(10.8)%	$198.2	$208.7	$(10.5)	(5.0)%
Percentage of total net sales	11.9%	12.7%			12.4%	12.5%

Comparison of Three Months Ended December 31, 2020 and 2019

Research and development expenses. The period-over-period decrease in research and development expenses was primarily due to an increase in research and development credits from certain suppliers and customers towards our development efforts of $4.3 million, a decrease of $1.9 million in costs mainly related to materials, supplies and equipment used in product development, and a decrease of $0.8 million of travel expenses as a result in a change in our operations in response to the COVID-19 pandemic, partially offset by an increase of $4.0 million in personnel expenses as a result of an increase in the number of personnel, mainly from the expansion of the Company's Taiwan subsidiary.

Sales and marketing expenses. The period-over-period sales and marketing expenses decreased primarily due to a $1.4 million decrease in expenses related to participation in trade shows and business travel as a result in a change in our operations in response to the COVID-19 pandemic, partially offset by increase in other sales and marketing expenses.

General and administrative expenses. The period-over-period decrease in general and administrative expenses was primarily due to a decrease of $11.4 million in professional fees incurred to investigate, assess and remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, a decrease of $1.1 million in travel expenses as a result in a change in our operations in response to the COVID-19 pandemic, and a decrease of $0.7 million in sales tax reserve and audit expense, offset by an increase of $6.5 million in compensation expense due to increased full time personnel and bonuses.

Comparison of Six Months Ended December 31, 2020 and 2019

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to an increase of $9.7 million in personnel expenses as a result of an increase in the number of personnel offset by an increase of $5.7 million in research and development credits from certain suppliers and customers towards our development efforts, a decrease of $1.3 million in travel expenses as a result in a change in our operations in response to the COVID-19 pandemic, and a decrease of $0.7 million in costs mainly related to materials, supplies and equipment used in product development.

Sales and marketing expenses. The period-over-period sales and marketing expenses decreased primarily due to a decrease of $2.0 million expenses related to participation in trade shows and business travel as a result in a change in our operations in response to the COVID-19 pandemic, partially offset by an increase of $0.8 million in other sales and marketing expenses.

General and administrative expenses. The period-over-period decrease in general and administrative expenses was primarily due to a decrease of $18.2 million in professional fees incurred to investigate, assess and remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, a decrease of $2.1 million in travel expenses as a result in a change in our operations in response to the COVID-19 pandemic, a decrease of $0.8 million in sales tax reserve and audit expense, and a decrease of $0.5 million in bad debt expenses, offset by an increase of $10.4 million in compensation expense due to increased full time personnel and bonuses.

Interest and Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

    Interest and other (expense) income, net for the three and six months ended December 31, 2020 and 2019 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Other (expense) income, net	$(2.5)	$(0.4)	$(2.1)	525.0%	$(3.4)	$1.2	$(4.6)	(383.3)%
Interest expense	(0.6)	(0.6)	—	—%	(1.2)	(1.1)	(0.1)	9.1%
Interest and other (expense) income, net	$(3.1)	$(1.0)	$(2.1)	210.0%	$(4.6)	$0.1	$(4.7)	(4,700.0)%

Comparison of Three Months Ended December 31, 2020 and 2019

The change of $2.1 million in other (expense) income, net was attributable to an increase of $1.4 million in foreign exchange loss due to unfavorable foreign currency fluctuations, and a decrease of $0.7 million in interest income on our interest bearing deposits due primarily to lower yields on investments.

Comparison of Six Months Ended December 31, 2020 and 2019

The change of $4.6 million in other (expense) income, net was attributable to an increase of $2.9 million in foreign exchange loss due to unfavorable foreign currency fluctuations, and a decrease of $1.7 million in interest income on our interest bearing deposits due primarily to lower yields on investments.

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

Provision for income taxes and effective tax rates for the three and six months ended December 31, 2020 and 2019 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Income tax provision	$5.1	$2.1	$3.0	142.9%	$8.8	$10.7	$(1.9)	(17.8)%
Percentage of total net sales	0.6%	0.2%			0.6%	0.6%
Effective tax rate	14.9%	7.9%			13.9%	17.6%

    Comparison of Three Months Ended December 31, 2020 and 2019

The income tax provision and effective tax rate for the three months ended December 31, 2020 was higher than that for the three months ended December 31, 2019 due to the release of tax reserves after the settlement of a Taiwan tax audit in 2019.

Comparison of Six Months Ended December 31, 2020 and 2019

The income tax provision and effective tax rate for the six months ended December 31, 2020 was lower than that for the six months ended December 31, 2019, primarily due to decrease in tax reserves after the settlement of a Taiwan tax audit and increase in tax benefit from employees’ stock based compensation.

Share of (Loss) from Equity Investee, Net of Taxes

Share of (loss) from equity investee, net of taxes represents the Company’s share of loss from the Corporate Venture in which the Company has 30% ownership.

Share of (loss) from equity investee, net of taxes for the three and six months ended December 31, 2020 and 2019 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Share of (loss) from equity investee, net of taxes	$(1.5)	$(1.0)	$(0.5)	50.0%	$(0.1)	$—	$(0.1)	—%
Percentage of total net sales	(0.2)%	(0.1)%			—%	—%

Comparison of Three Months Ended December 31, 2020 and 2019

The period-over-period increase of $0.5 million in share of (loss) from equity investee, net of taxes was primarily due to more net loss recognized by the Corporate Venture.

Comparison of Six Months Ended December 31, 2020 and 2019

The period-over-period increase of $0.1 million in share of (loss) from equity investee, net of taxes was primarily due to more net loss recognized by the Corporate Venture.

Liquidity and Capital Resources

    We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as working capital. Our cash and cash equivalents were $315.6 million and $210.5 million as of December 31, 2020 and June 30, 2020, respectively. Our cash in foreign locations was $141.5 million and $98.0 million as of December 31, 2020 and June 30, 2020, respectively.

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

On August 9, 2020, the Board approved a share repurchase program to repurchase shares of common stock for up to an aggregate of $30.0 million at market prices. The program was effective until December 31, 2020 or if earlier, until the maximum amount of common stock is repurchased. During the three months ended September 30, 2020, 1,142,294 shares of common stock were repurchased for $30.0 million and the program ended.

On October 31, 2020, the Board approved a share repurchase program to repurchase shares of common stock for up to an aggregate of $50.0 million at market prices. The program is effective until October 31, 2021 or if earlier, until the maximum amount of common stock is repurchased. During the three months ended December 31, 2020, 1,580,207 shares of common stock were repurchased for $47.0 million. We repurchased 95,539 shares of our common stock for $3.0 million subsequent to December 31, 2020 and completed this share repurchase program on January 6, 2021.

On January 29, 2021, a duly authorized subcommittee of the Board approved a share repurchase program to repurchase shares of common stock for up to an aggregate of $200.0 million at market price. The program is effective until July 31, 2022 or if earlier, until the maximum amount of common stock is repurchased.

    Our key cash flow metrics were as follows (dollars in millions):

	Six Months Ended December 31,		Change
	2020	2019
Net cash provided by operating activities	$183.8	$87.2	$96.6
Net cash used in investing activities	$(25.6)	$(23.3)	$(2.3)
Net cash used in financing activities	$(53.7)	$(2.1)	$(51.6)
Net increase in cash, cash equivalents and restricted cash	$105.1	$61.9	$43.2

Operating Activities

    Net cash provided by operating activities increased by $96.6 million for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019. The increase was due primarily to a $4.2 million increase in net income and an increase of cash provided by net working capital of $99.9 million driven by decreased accounts receivable as a result of increased collections, utilization of inventories and prepaid expenses and other current assets. Non-cash charges related to depreciation and amortization expense, stock-based compensation expense and unrealized losses on our foreign currency-denominated credit facilities increased $6.6 million. These increases were offset by a decrease of $12.5 million in the non-cash charges related to excess and obsolete inventories.

Investing Activities

    Net cash used in investing activities was $25.6 million and $23.3 million for the six months ended December 31, 2020 and 2019, respectively, as we continued to invest in expanding our manufacturing capacity and office space, including the expansion of our Green Computing Park in San Jose and Bade manufacturing facility in Taiwan.

Financing Activities

    Net cash used by financing activities for the six months ended December 31, 2020 was $53.7 million while net cash used in financing activities for the six months ended December 31, 2019 was $2.1 million. The change in cash flows from financing activities was primarily due to stock repurchases of $74.8 million offset by the increase in cash received from the exercise of stock options of $7.9 million net of taxes, $14.7 million of debt proceeds from draws on our CTBC credit and term loan facilities and $0.5 million decrease in debt repayment.

Other Factors Affecting Liquidity and Capital Resources

2018 Bank of America Credit Facility

In April 2018, we entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On May 12, 2020, the 2018 Bank of America Credit Facility was amended to, among other things, extend the maturity to June 30, 2021, release the real property as a collateral, modify certain payments and covenants provisions, specify that LIBOR cannot be less than 1% for purposes of determining interest rates, and increase the unused line fee from 0.25% per annum to 0.375% per annum. Interest shall accrue at LIBOR plus 2.00% on outstanding borrowings less than $125.0 million and LIBOR plus 2.25% on outstanding borrowings in excess of $125.0 million. As of December 31, 2020, we had no outstanding borrowings and we had a $6.4 million letter of credit outstanding under this facility. Our available borrowing capacity was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms. In the event of default or if outstanding borrowings are in excess of $220.0 million, we are required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of our deposit accounts. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. The 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. In addition, we are not permitted to pay any dividends. Under the terms of the 2018 Bank of America Credit Facility agreement, we are required to maintain a certain fixed charge ratio and we have been in compliance with all covenants under the 2018 Bank of America Credit Facility.

CTBC Bank

2020 CTBC Credit Facility

In August 2020, we entered into a credit agreement with CTBC Bank in Taiwan that provides for term loans of up to $50.0 million (the "2020 CTBC Credit Facility") and expires in August 2021. During the three months ended December 31, 2020, we have not borrowed or repaid under the revolving line of credit. There were no outstanding borrowings under the 2020 CTBC Credit Facility revolving line of credit as of December 31, 2020. The total outstanding borrowings under the 2020 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $24.9 million at December 31, 2020. The amount available for future borrowing was $25.1 million as of December 31, 2020. The interest rate for these outstanding term loans was 0.73% per annum as of December 31, 2020.Term loans are secured by certain of our assets, including certain property, plant, and equipment. There are no financial covenants under the 2020 CTBC Credit Facility.

2020 CTBC Term Loan Facility

In May 2020, we entered into a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to obtain up to NTD 1.2 billion ($40.7 million in U.S. dollar equivalents) in financing for use in the expansion and renovation of our Bade Manufacturing Facility located in Taiwan. Draw downs on the 2020 CTBC Term Loan Facility are based on 80% of balances owed on commercial invoices from the contractor and are drawn according to the progress of the renovations. Borrowings under the 2020 CTBC Term Loan Facility are available through June 2022. We are required to pay against total outstanding principal and interest in equal monthly installments starting June 2023 and continuing through the maturity date of June 2030. The 2020 CTBC Term Loan Facility is secured by the Bade Manufacturing Facility, including any expansion. Fees paid to the lender as debt issuance costs were immaterial. We borrowed $8.6 million in the three months ended December 31, 2020 with a rate of 0.45% per annum. As of December 31, 2020, the amount outstanding under the 2020 CTBC Term Loan Facility was $20.6 million and the net book value of the property serving as collateral was $29.2 million. We have financial covenants requiring our current ratio, debt service coverage ratio, and financial debt ratio, to be maintained at certain levels. As of December 31, 2020, we have been in compliance with all financial covenants under the 2020 CTBC Term Loan Facility.

E.SUN Credit Facility

In December 2020, Super Micro Computer Inc, Taiwan, a Taiwan subsidiary of the Company entered into a General Credit Agreement (the “E.SUN Credit Facility”) with E.SUN Bank in Taiwan. Such Credit Facility provides for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of $30.0 million. Terms for specific drawdowns are set forth in separate Notification and Confirmation of Credit Conditions negotiated with E. SUN Bank. The term of the E.SUN Credit Facility is until September 18, 2021. There are no financial covenants associated with the E.SUN Credit Facility. A Notification and Confirmation agreement was entered into on December 2, 2020 for a $30.0 million import loan (the “Import Loan”) under the E. SUN Credit facility with a tenor of 120 days and with an interest rate calculated based on LIBOR or TAIFX plus a fixed margin. As of December 31, 2020, no drawings had been made from the Import Loan.

Refer to Part I, Item 1, Note 6, “Short-term and Long-term Debt,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Recent Accounting Pronouncements

    For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Summary of Significant Accounting Policies,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

    The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2020, our investments were in money market funds, certificates of deposits and auction rate securities.

    We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.45% to 3.00% at December 31, 2020 and June 30, 2020. Based on the outstanding principal indebtedness of $45.5 million under our credit facilities as of December 31, 2020, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

    To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange (loss) gain for the three and six months ended December 31, 2020 was $(2.7) million and $(3.6) million, respectively, and for the three and six months ended December 31, 2019 was $(1.3) million and $(0.8) million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of December 31, 2020 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Remediation Plans & Status

As discussed in Part II, Item 9A, "Controls and Procedures," of our 2020 10-K, we have undertaken remedial procedures to address the IT General Control (ITGC) material weakness in our internal control over financial reporting. During the quarter ended December 31, 2020, management continued to re-design processes and controls related to IT privileged access for our primary accounting system and boundary systems. While some testing of the re-designed IT privileged access controls was conducted during the quarter ended December 31, 2020, assessing the effectiveness of internal control requires a period of repeatable execution. The re-designed control activities have not been in place for a sufficient period of time for management to determine operating effectiveness. Management's testing of ITGCs has commenced and the remediation of this material weakness will depend on management’s ability to ensure properly designed ITGC’s are operating effectively as of June 30, 2021.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

    The information required by this item is incorporated herein by reference to the information set forth under the caption “Litigation and Claims” in Note 11 “Commitments and Contingencies” of our notes to condensed consolidated financial statements included in this quarterly report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2020, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
Month 1 (October 1, 2020 to October 31, 2020)	—	$—	—	$—
Month 2 (November 1, 2020 to November 30, 2020)	778,609	$29.14	721,418	$ 28.9 million
Month 3 (December 1, 2020 to December 31, 2020)	861,764	$30.18	858,789	$ 3.0 million
Total	1,640,373	$29.69	1,580,207
__________________________
(1)Includes shares withheld from delivery to satisfy tax withholding obligations of recipients that occur upon the vesting of restricted stock units granted under our equity incentive plans.
(2)On October 31, 2020, our Board of Directors approved a share repurchase program to repurchase shares of our common stock for up to $50 million at prevailing prices in the open market. The share repurchase program is effective until October 31, 2021 or until the maximum amount of common stock is repurchased, whichever occurs first. During the three months from October 1, 2020 to December 31, 2020, we repurchased 1,580,207 shares of our common stock in open market transactions under the share repurchase program. Such shares repurchased during the quarter were recorded as a $47.0 million reduction to stockholders' equity. As of December 31, 2020, approximately $3.0 million remained authorized under the share repurchase program to repurchase shares of common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1
General Credit Agreement dated as of December 2, 2020 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 4, 2020)

10.2
Notification and Confirmation of Conditions for Import Loan, dated as of December 2, 2020 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 4, 2020)

31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of David Weigand, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of David Weigand, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUPER MICRO COMPUTER, INC.

Date:	February 5, 2021	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 5, 2021	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)