Form 10-Q
period 2021-03-31
Super Micro Computer, Inc.
filed 2021-05-07
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021 there were 49,934,337 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	March 31,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$177,894	$210,533
Accounts receivable, net of allowances of $2,784 and $4,586 at March 31, 2021 and June 30, 2020, respectively (including accounts receivable from related parties of $12,244 and $8,712 at March 31, 2021 and June 30, 2020, respectively)	407,365	403,745
Inventories	903,903	851,498
Prepaid expenses and other current assets (including other receivables from related parties of $20,298 and $19,791 at March 31, 2021 and June 30, 2020, respectively)	150,488	126,985
Total current assets	1,639,650	1,592,761
Investment in equity investee	3,637	2,703
Property, plant and equipment, net	265,566	233,785
Deferred income taxes, net	57,624	54,898
Other assets	32,363	34,499
Total assets	$1,998,840	$1,918,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $54,072 and $72,368 at March 31, 2021 and June 30, 2020, respectively)	$465,012	$417,673
Accrued liabilities (including amounts due to related parties of $16,026 and $16,206 at March 31, 2021 and June 30, 2020, respectively)	153,742	155,401
Income taxes payable	9,616	4,700
Short-term debt	57,503	23,704
Deferred revenue	96,123	106,157
Total current liabilities	781,996	707,635
Deferred revenue, non-current	93,920	97,612
Long-term debt, net of debt issuance costs	27,867	5,697
Other long-term liabilities (including related party balance of $0 and $1,699 at March 31, 2021 and June 30, 2020, respectively)	41,109	41,995
Total liabilities	944,892	852,939
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000; Outstanding shares: 50,036,368 and 52,408,703 at March 31, 2021 and June 30, 2020, respectively
Issued shares: 50,036,368 and 53,741,828 at March 31, 2021 and June 30, 2020, respectively	425,489	389,972
Treasury stock (at cost), 0 and 1,333,125 shares at March 31, 2021 and June 30, 2020, respectively	—	(20,491)
Accumulated other comprehensive gain (loss)	362	(152)
Retained earnings	627,929	696,211
Total Super Micro Computer, Inc. stockholders’ equity	1,053,780	1,065,540
Noncontrolling interest	168	167
Total stockholders’ equity	1,053,948	1,065,707
Total liabilities and stockholders’ equity	$1,998,840	$1,918,646

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales (including related party sales of $20,432 and $21,528 in the three months ended March 31, 2021 and 2020, respectively, and $58,853 and $70,974 in the nine months ended March 31, 2021 and 2020, respectively)	$895,881	$772,408	$2,488,437	$2,443,155
Cost of sales (including related party purchases of $64,787 and $60,387 in the three months ended March 31, 2021 and 2020, respectively, and $177,821 and $200,753 in the nine months ended March 31, 2021 and 2020, respectively)	772,864	639,048	2,099,410	2,040,462
Gross profit	123,017	133,360	389,027	402,693
Operating expenses:
Research and development	57,912	49,586	165,439	154,730
Sales and marketing	21,826	21,886	62,858	64,057
General and administrative	26,224	46,342	75,864	107,680
Total operating expenses	105,962	117,814	304,161	326,467
Income from operations	17,055	15,546	84,866	76,226
Other (expense) income, net	2,017	937	(1,363)	2,110
Interest expense	(607)	(518)	(1,850)	(1,630)
Income before income tax provision	18,465	15,965	81,653	76,706
Income tax benefit (provision)	227	899	(8,541)	(9,782)
Share of (loss) from equity investee, net of taxes	(264)	(1,057)	(409)	(1,066)
Net income	$18,428	$15,807	$72,703	$65,858
Net income per common share:
Basic	$0.36	$0.31	$1.41	$1.30
Diluted	$0.35	$0.29	$1.35	$1.26
Weighted-average shares used in calculation of net income per common share:
Basic	50,553	51,526	51,465	50,591
Diluted	53,218	53,693	53,747	52,399

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income	$18,428	$15,807	$72,703	$65,858
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(34)	(31)	514	(86)
Total other comprehensive income (loss)	(34)	(31)	514	(86)
Total comprehensive income	$18,394	$15,776	$73,217	$65,772

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended March 31, 2021	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	50,651,054	$410,522	—	$—	$396	$653,129	$173	$1,064,220
Exercise of stock options, net of taxes	511,801	9,577	—	—	—	—	—	9,577
Release of shares of common stock upon vesting of restricted stock units	186,034	—	—	—	—	—	—	—
Shares of common stock withheld for the withholding tax on vesting of restricted stock units	(61,982)	(2,062)	—	—	—	—	—	(2,062)
Stock repurchases and retirement	(1,250,539)	(42)	—	—	—	(43,628)	—	(43,670)
Stock-based compensation	—	7,494	—	—	—	—	—	7,494
Foreign currency translation loss	—	—	—	—	(34)	—		(34)
Net income	—	—	—	—	—	18,428	(5)	18,423
Balance at March 31, 2021	50,036,368	$425,489	—	$—	$362	$627,929	$168	$1,053,948

Three Months Ended March 31, 2020	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	51,923,260	$360,060	(1,333,125)	$(20,491)	$(135)	$661,954	$165	$1,001,553
Exercise of stock options, net of taxes	1,163,309	19,120	—	—	—	—	—	19,120
Release of shares of common stock upon vesting of restricted stock units	262,742	—	—	—	—	—	—	—
Shares of common stock withheld for the withholding tax on vesting of restricted stock units	(100,540)	(2,860)	—	—	—	—	—	(2,860)
Stock-based compensation	—	4,805	—	—	—	—	—	4,805
Foreign currency translation loss	—	—	—	—	(31)	—	—	(31)
Net income	—	—	—	—	—	15,807	1	15,808
Balance at March 31, 2020	53,248,771	$381,125	(1,333,125)	$(20,491)	$(166)	$677,761	$166	$1,038,395

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Nine Months Ended March 31, 2021	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	53,741,828	$389,972	(1,333,125)	$(20,491)	$(152)	$696,211	$167	$1,065,707
Exercise of stock options, net of taxes	1,195,414	20,344	—	—	—	—	—	20,344
Release of shares of common stock upon vesting of restricted stock units	596,570	—	—	—	—	—	—	—
Shares of common stock withheld for the withholding tax on vesting of restricted stock units	(191,279)	(5,780)	—	—	—	—	—	(5,780)
Share repurchase and retirement	(5,306,165)	(164)	1,333,125	20,491		(140,985)		(120,658)
Stock-based compensation	—	21,117	—	—	—	—	—	21,117
Foreign currency translation gain	—	—	—	—	514	—	—	514
Net income	—	—	—	—	—	72,703	1	72,704
Balance at March 31, 2021	50,036,368	$425,489	—	$—	$362	$627,929	$168	$1,053,948

Nine Months Ended March 31, 2020	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	51,289,413	$349,683	(1,333,125)	$(20,491)	$(80)	$611,903	$161	$941,176
Exercise of stock options, net of taxes	1,447,296	23,053	—	—	—	—	—	23,053
Release of shares of common stock upon vesting of restricted stock units	771,721	—	—	—	—	—	—	—
Shares of common stock withheld for the withholding tax on vesting of restricted stock units	(259,659)	(6,434)	—	—	—	—	—	(6,434)
Stock-based compensation	—	14,823	—	—	—	—	—	14,823
Foreign currency translation loss	—	—	—	—	(86)	—	—	(86)
Net income	—	—	—	—	—	65,858	5	65,863
Balance at March 31, 2020	53,248,771	$381,125	(1,333,125)	$(20,491)	$(166)	$677,761	$166	$1,038,395

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$72,703	$65,858
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	21,304	20,972
Stock-based compensation expense	21,117	14,823
Allowances for (recovery of) doubtful accounts	(629)	1,544
Provision for excess and obsolete inventories	4,844	18,093
Share of loss from equity investee	409	1,066
Foreign currency exchange (gain) loss	1,097	311
Deferred income taxes, net	(2,726)	(4,436)
Other	(792)	1,105
Changes in operating assets and liabilities:
Accounts receivable (including changes in related party balances of $(3,532) and $1,612 during the nine months ended March 31, 2021 and 2020, respectively)	(3,036)	58,935
Inventories	(57,249)	(214,131)
Prepaid expenses and other assets (including changes in related party balances of $(507) and $(52) during the nine months ended March 31, 2021 and 2020, respectively)	(25,039)	(34,790)
Accounts payable (including changes in related party balances of $(18,296) and $(4,685) during the nine months ended March 31, 2021 and 2020, respectively)	45,301	103,880
Income taxes payable	4,916	(11,042)
Deferred revenue	(13,726)	2,063
Accrued liabilities (including changes in related party balances of $(180) and $9,734 during the nine months ended March 31, 2021 and 2020, respectively)	(5,807)	49,924
Other long-term liabilities (including changes in related party balances of $(1,699) and $(129) during the nine months ended March 31, 2021 and 2020, respectively)	(3,295)	(8,459)
Net cash provided by operating activities	59,392	65,716
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $5,845 and $4,384 during the nine months ended March 31, 2021 and 2020, respectively)	(44,627)	(34,886)
Proceeds from sale of investment in a privately-held company	—	750
Net cash used in investing activities	(44,627)	(34,136)
FINANCING ACTIVITIES:
Proceeds from debt	62,225	10,000
Repayment of debt	(7,300)	—
Net repayment on asset-backed revolving line of credit	—	(1,116)
Proceeds from exercise of stock options	20,344	23,053
Payment of withholding tax on vesting of restricted stock units	(5,780)	(6,434)
Stock repurchases	(117,968)	—
Payments of obligations under finance leases	34	(122)
Net cash (used in) provided by financing activities	(48,445)	25,381
Effect of exchange rate fluctuations on cash	362	163
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,318)	57,124
Cash, cash equivalents and restricted cash at the beginning of the period	212,390	262,140
Cash, cash equivalents and restricted cash at the end of the period	$179,072	$319,264

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,400	$1,651
Cash paid for taxes, net of refunds	2,213	42,516

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,502 and $215 as of March 31, 2021 and 2020, respectively)	$7,662	$12,609
New operating lease assets obtained in exchange for operating lease liabilities	2,715	—
Unpaid stock repurchases	2,690	—

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2021.

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
    The Company recorded a deferred gain related to the contribution of certain technology rights. As of March 31, 2021 and June 30, 2020, the Company had unamortized deferred gain balance of $1.5 million and $2.0 million, respectively, in accrued liabilities and $0.0 million and $1.0 million, respectively, in other long-term liabilities in the Company’s condensed consolidated balance sheets.

    The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of the parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company is working with the Corporate Venture's management to ensure that the Corporate Venture remains in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of March 31, 2021. No impairment charge was recorded for the three and nine months ended March 31, 2021 and 2020, respectively.
The Company sold products worth $16.8 million and $14.0 million to the Corporate Venture in the three months ended March 31, 2021 and 2020, respectively, and $36.4 million and $51.5 million for the nine months ended March 31, 2021 and 2020, respectively. The Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of March 31, 2021 and June 30, 2020 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $11.4 million and $7.8 million due from the Corporate Venture in accounts receivable, net as of March 31, 2021 and June 30, 2020, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Concentration of Supplier Risk

    Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 21.4% and 26.1% of total purchases for the three months ended March 31, 2021 and 2020, respectively, and 21.1% and 27.9% for the nine months ended March 31, 2021 and 2020, respectively. Purchases from Ablecom and Compuware, related parties of the Company (see Note 8, "Related Party Transactions") accounted for a combined 8.4% and 9.4% of total cost of sales for the three months ended March 31, 2021 and 2020, respectively, and a combined 8.5% and 9.8% for the nine months ended March 31, 2021 and 2020, respectively.

Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three and nine months ended March 31, 2021 and 2020. No customer accounted for greater than 10% of the Company's accounts receivable, net as of March 31, 2021, whereas one customer accounted for 10.1% of accounts receivable, net as of June 30, 2020.

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

The Company maintains an allowance for credit losses for accounts receivable and the investment in an auction rate security. The allowance for credit losses is estimated using a loss rate method, considering factors such as customers’ credit risk, historical loss experience, current conditions, and forecasts. The allowance for credit losses is measured on a collective (pool) basis by aggregating customer balances with similar risk characteristics. The Company also records a specific allowance based on an analysis of individual past due balances or customer-specific information, such as a decline in creditworthiness or bankruptcy. The new guidance has no material impact on the Company's condensed consolidated financial statements for the three and nine months ended March 31, 2021.

In August 2018, the FASB issued amended guidance, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statements, including the consideration of costs and benefits. The Company adopted this guidance on July 1, 2020. As of March 31, 2021, the Company’s investment in an auction rate security is the only Level 3 investment measured at fair value on a recurring basis. Changes to the disclosures in the condensed consolidated financial statements were immaterial. See Note 5, "Fair Value Disclosure".

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

    In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 15, 2022. In January 2021, the FASB issued further guidance on this topic, which clarified the scope and application of the original guidance. LIBOR is used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility and E.SUN Credit Facility. The 2018 Bank of America Credit Facility, as amended, will terminate on June 30, 2021 and E.SUN Credit Facility will terminate on September 18, 2021. As both credit facilities will expire before the phase out of LIBOR, the Company does not expect the adoption of the guidance to have an impact on its condensed consolidated financial statements and disclosures.

Note 2.         Revenue

    Disaggregation of Revenue

The Company disaggregates revenue by type of product and by geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue, and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Server and storage systems	$693,339	$571,291	$1,953,838	$1,880,043
Subsystems and accessories	202,542	201,117	534,599	563,112
Total	$895,881	$772,408	$2,488,437	$2,443,155

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2021 and 2020, of net sales by geographic region (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
United States	$499,061	$422,872	$1,458,249	$1,419,117
Asia	207,204	160,472	495,326	487,827
Europe	162,285	158,144	429,193	433,767
Others	27,331	30,920	105,669	102,444
	$895,881	$772,408	$2,488,437	$2,443,155

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

    Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Revenue recognized during the three and nine months ended March 31, 2021, which was included in the opening deferred revenue balance as of June 30, 2020 of $203.8 million, was $24.1 million and $79.6 million, respectively.

Deferred revenue decreased $13.7 million during the nine months ended March 31, 2021 because the recognition of revenue from contracts entered into in prior periods was greater than the invoiced amounts for service contracts during the period.

    Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the optional exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of March 31, 2021 was $190.0 million. The Company expects to recognize approximately 51% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

Note 3.        Net Income Per Common Share

    The following table shows the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income	$18,428	$15,807	$72,703	$65,858

Denominator:
Weighted-average shares outstanding	50,553	51,526	51,465	50,591
Effect of dilutive securities	2,665	2,167	2,282	1,808
Weighted-average diluted shares	53,218	53,693	53,747	52,399

Basic net income per common share	$0.36	$0.31	$1.41	$1.30
Diluted net income per common share	$0.35	$0.29	$1.35	$1.26

    For the three and nine months ended March 31, 2021 and 2020, the Company had stock options, restricted stock units ("RSUs") and performance based restricted stock units ("PRSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 578,892 and 1,882,238 for the three months ended March 31, 2021 and 2020, respectively, and 617,807 and 2,305,538 for the nine months ended March 31, 2021 and 2020, respectively.

Note 4.        Balance Sheet Components

    The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	March 31, 2021	June 30, 2020
Finished goods	$634,032	$656,817
Work in process	120,374	38,146
Purchased parts and raw materials	149,497	156,535
Total inventories	$903,903	$851,498

The Company recorded a provision for excess and obsolete inventory to cost of sales totaling $2.9 million and $4.6 million in the three and nine months ended March 31, 2021 and $4.7 million and $21.6 million for the three and nine

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
months ended March 31, 2020, respectively. These amounts exclude a provision (recovery) for adjusting the cost of certain inventories to net realizable value of $(0.8) million and $0.2 million for the three and nine months ended March 31, 2021, respectively, and $(0.8) million and $(3.5) million for the three and nine months ended March 31, 2020, respectively. The recovery is recognized when previously reserved inventories are sold.

Prepaid Expenses and Other Current Assets:

	March 31, 2021	June 30, 2020
Other receivables (1)	$118,371	$96,669
Prepaid income tax	12,963	14,323
Prepaid expenses	6,612	7,075
Deferred service costs	4,764	4,161
Restricted cash	251	250
Others	7,527	4,507
Total prepaid expenses and other current assets	$150,488	$126,985
__________________________
(1) Includes other receivables from contract manufacturers based on certain buy-sell arrangements of $73.3 million and $83.8 million as of March 31, 2021 and June 30, 2020, respectively.

Cash, cash equivalents and restricted cash:

	March 31, 2021	June 30, 2020
Cash and cash equivalents	$177,894	$210,533
Restricted cash included in prepaid expenses and other current assets	251	250
Restricted cash included in other assets	927	1,607
Total cash, cash equivalents and restricted cash	$179,072	$212,390

Property, Plant, and Equipment:

	March 31, 2021	June 30, 2020
Buildings	$86,930	$86,930
Land	75,265	75,251
Machinery and equipment	94,735	85,381
Buildings construction in progress (1)	80,217	46,311
Building and leasehold improvements	25,147	24,517
Software	22,855	20,597
Furniture and fixtures	22,107	21,544
	407,256	360,531
Accumulated depreciation and amortization	(141,690)	(126,746)
Property, plant and equipment, net	$265,566	$233,785
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California, and new building in Taiwan.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Assets:

	March 31, 2021	June 30, 2020
Operating lease right-of-use asset	$21,245	$23,784
Deferred service costs, non-current	5,531	4,632
Prepaid expense, non-current	2,007	1,576
Investment in auction rate security	1,571	1,571
Deposits	955	1,201
Restricted cash, non-current	927	1,607
Non-marketable equity securities	128	128
Total other assets	$32,363	$34,499

Accrued Liabilities:

	March 31, 2021	June 30, 2020
Accrued payroll and related expenses	$43,789	$33,577
Contract manufacturing liabilities	38,176	36,249
Customer deposits	15,744	9,942
Accrued warranty costs	10,813	9,984
Operating lease liability	6,797	6,310
Accrued cooperative marketing expenses	6,436	5,925
Accrued professional fees	2,238	5,661
Accrued legal liabilities (Note 11)	—	18,114
Others	29,749	29,639
Total accrued liabilities	$153,742	$155,401

Performance Awards Liability

    In March 2020, the Board of Directors (the “Board”) approved performance bonuses for the Chief Executive Officer, a senior executive and two members of the Board, which payments will be earned when specified market and performance conditions are achieved.

The Chief Executive Officer’s aggregate cash bonuses of up to $8.1 million are earned in two tranches. The first 50% is payable if the average closing price for the Company’s common stock equals or exceeds $31.61 for any period of 20 consecutive trading days following the date of the agreement and ending prior to September 30, 2021 and the Chief Executive Officer remains employed with the Company through the date that such common stock price goal is determined to have been achieved. This payment can be reduced at the discretion of the Board to the extent the Company has not made adequate progress in remediating its material weaknesses in its internal control over financial reporting as determined by the Board. The second 50% is payable if the average closing price for the Company’s common stock equals or exceeds $32.99 for any period of 20 consecutive trading days following the date of the agreement and ending prior to June 30, 2022 and the Chief Executive Officer remains employed with the Company through the date that such common stock price goal is achieved. During the quarter ended March 31, 2021, the target average closing prices for both tranches were met but no determination has been made if there has been adequate progress in remediating the Company’s material weaknesses in its internal control over financial reporting. No cash payment had been made for either of the two tranches as of March 31, 2021.

Performance bonuses for a senior executive and two members of the Board are earned based on achieving a specified target average closing price for the Company’s common stock over the specified period as determined by the Board at the grant dates and continuous services through the payment dates. A senior executive earned an aggregate cash payment of $0.1 million when the target average closing price was met in the fourth quarter of fiscal year 2020. The two members of the Board can earn

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
aggregate cash payments of $0.3 million in two tranches if the target average closing price reaches $31.61 for the first tranche and $32.99 per share for the second tranche. During the quarter ended March 31, 2021, the target average closing prices for both tranches were met and the cash payment of $0.15 million for the first tranche was made to the two Board members.

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

With the satisfaction of the target average closing price conditions in the quarter ended March 31, 2021, the Company trued up all the unpaid performance bonuses to the cash payment value. As of March 31, 2021, the full cash value of the bonuses, except the Chief Executive Officer's first tranche performance bonus, was recorded as an accrued liability on the Company's condensed consolidated balance sheet. The Company is still remediating its material weaknesses in its internal control over financial reporting, and estimates that it is probable that the performance condition will be met through the expiration date of the award. Therefore, as of March 31, 2021, the Company trued up the accrued liability for the Chief Executive Officer’s first tranche award to the expected payable amount vested through the period end and the unrecognized cash value will be recorded over the remaining service period.

Based on the cash payment value and estimated fair value of these performance bonuses as of March 31, 2021 and June 30, 2020, the Company recorded a $7.1 million and $2.1 million liability, respectively, of which $7.1 million and $1.5 million, respectively, was recorded within accrued liabilities and $0.0 million and $0.6 million, respectively, was recorded within other long-term liabilities on the Company's condensed consolidated balance sheet. An unrecognized compensation expense of $1.1 million will be recorded over the remaining service periods of 0.43 years. The expense recognized during the three months ended March 31, 2021 and 2020 was $2.5 million and $0.2 million, and $5.1 million and $0.2 million for the nine months ended March 31, 2021 and 2020, respectively.
Other Long-term Liabilities:

	March 31, 2021	June 30, 2020
Operating lease liability, non-current	$15,238	$18,102
Accrued unrecognized tax benefits including related interest and penalties	18,088	15,496
Accrued warranty costs, non-current	2,712	2,395
Others	5,071	6,002
Total other long-term liabilities	$41,109	$41,995

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Balance, beginning of the period	$13,503	$11,441	$12,379	$11,034
Provision for warranty	6,791	8,521	22,250	25,627
Costs utilized	(7,441)	(8,130)	(22,501)	(24,907)
Change in estimated liability for pre-existing warranties	672	(98)	1,397	(20)
Balance, end of the period	13,525	11,734	13,525	11,734
Current portion	10,813	9,386	10,813	9,386
Non-current portion	$2,712	$2,348	$2,712	$2,348

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

The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of March 31, 2021 and June 30, 2020. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of March 31, 2021.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Assets and Liabilities Measured on a Recurring Basis

    The following table sets forth the Company’s financial instruments as of March 31, 2021 and June 30, 2020, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2021	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$151	$—	$—	$151
Certificates of deposit (2)	—	854	—	854
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$151	$854	$1,571	$2,575

Liabilities
Performance awards liability (3)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

June 30, 2020	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$1,163	$—	$—	$1,163
Certificates of deposit (2)	—	836	—	836
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,163	$836	$1,571	$3,570

Liabilities
Performance awards liability (3)	$—	$2,100	$—	$2,100
Total liabilities measured at fair value	$—	$2,100	$—	$2,100
__________________________
(1) $0.0 million and $0.4 million in money market funds are included in cash and cash equivalents and $0.2 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of March 31, 2021 and June 30, 2020, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.3 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.4 million and $0.3 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of March 31, 2021 and June 30, 2020, respectively.

(3) As of March 31, 2021, the Company no longer measures performance awards liability at fair value because the Company trued up the performance awards liability to the cash payment value. As of June 30, 2020, the current portion of the performance awards liability of $1.5 million is included in accrued liabilities and the non-current portion of $0.6 million is included in other long-term liabilities in the condensed consolidated balance sheets.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three and nine months ended March 31, 2021, the credit losses related to the Company’s investments was not significant.

    As of June 30, 2020, the Company estimated the fair value of performance awards using the Monte-Carlo simulation model and classified them within Level 2 of the fair value hierarchy as estimates are based on the observable inputs. The significant inputs used in estimating the fair value of the awards as of June 30, 2020 are as follows:

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

June 30, 2020
Stock Price as of Period End	Performance Period	Risk-free Rate	Volatility	Dividend Yield

$28.39	1.25 - 2.0 years	0.16%	53.75%	—%

    There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2021 and 2020.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and nine months ended March 31, 2021 and 2020.

    The following is a summary of the Company’s investment in an auction rate security as of March 31, 2021 and June 30, 2020 (in thousands):

	March 31, 2021 and June 30, 2020
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

No gain or loss was recognized in other comprehensive income for the auction rate security for the three and nine months ended March 31, 2021 and 2020.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2021 and June 30, 2020, total debt of $85.4 million and $29.4 million, respectively, is reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Short-term and Long-term Debt

    Short-term debt obligations as of March 31, 2021 and June 30, 2020 consisted of the following (in thousands):

	March 31,	June 30,
	2021	2020
Line of credit:
CTBC Bank	$18,000	$—
E.SUN Bank	15,000	—
Total line of credit	33,000	—
Term loans:
CTBC Bank term loan, due August 31, 2021	$24,503	$23,704
CTBC Bank term loan, due June 4, 2030	27,867	5,697
Total term loans	52,370	29,401
Total debt	85,370	29,401
Short-term debt and current portion of long-term debt	57,503	23,704
Debt, Non-current	$27,867	$5,697

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

As of March 31, 2021 and June 30, 2020, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. The interest rates under the 2018 Bank of America Credit Facility as of March 31, 2021 and June 30, 2020 were 3.00%. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility and in October 2019, the letter of credit amount was increased to $6.4 million. No amounts have been drawn under the standby letter of credit. The balance of debt issuance costs outstanding were $0.2 million and $0.6 million as of March 31, 2021 and June 30, 2020, respectively. The Company has been in compliance with all the covenants under the 2018 Bank of America Credit Facility, and as of March 31, 2021, the Company's available borrowing capacity was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
CTBC Bank

CTBC Credit Facility

In June 2019, the Company entered into a credit agreement with CTBC Bank, which was amended in August 2020, (collectively, the "CTBC Credit Facility"). The amended credit agreement with CTBC Bank that provides for (i) a 12-month NTD 700.0 million ($24.0 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.25% per annum which is adjusted monthly, which term loan facility also includes a 12-month guarantee of up to NTD 100.0 million ($3.4 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, (ii) a 180-day NTD 1,500.0 million ($51.5 million U.S. dollar equivalent) term loan facility up to 100% of eligible accounts receivable in an aggregate amount with an interest rate equal to the lender's established NTD interest rate plus an interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly, and (ⅲ) a 12-month revolving line of credit of up to 100% of eligible accounts receivable in an aggregate amount of up to $50.0 million with an interest rate equal to the lender's established USD interest rate plus 0.80% per annum which is adjusted monthly, or equal to the lender’s established NTD interest rate plus an interest rate ranging from 0.30% to 0.50% per annum which is adjusted monthly if the borrowing is in NTD. In February 2021, CTBC Bank amended the USD interest rate to be the lender's established USD interest rate plus 0.70% to 0.75% per annum which is adjusted monthly. The total borrowings allowed under the CTBC Credit Facility was capped at $50.0 million. There are no financial covenants associated with the CTBC Credit Facility.

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $24.5 million and $23.7 million at March 31, 2021 and June 30, 2020, respectively. The interest rate for these loans were 0.74% per annum as of March 31, 2021 and 0.63% per annum as of June 30, 2020. As of March 31, 2021 and June 30, 2020, the outstanding borrowings under the CTBC Credit Facility revolving line of credit were $18.0 million and $0.0 million, respectively. The interest rates were from 1.03% to 1.26% per annum as of March 31, 2021. As of March 31, 2021, the amount available for future borrowing under the CTBC Credit Facility was $7.5 million. As of March 31, 2021, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Facility term loan was $25.0 million.

2020 CTBC Term Loan Facility due June 4, 2030

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

As of March 31, 2021 and June 30, 2020, the amounts outstanding under the 2020 CTBC Term Loan Facility were $27.9 million and $5.7 million, respectively. The interest rates for these loans were 0.45% per annum as of March 31, 2021 and June 30, 2020. The net book value of the property serving as collateral as of March 31, 2021 was $38.1 million. As of March 31, 2021, the Company was in compliance with all financial covenants under the 2020 CTBC Term Loan Facility.

E.SUN Bank Credit Facility

In December 2020, Super Micro Computer Inc, Taiwan, a Taiwan subsidiary of the Company entered into a General Credit Agreement (the “E.SUN Credit Facility”) with E.SUN Bank in Taiwan. Such Credit Facility provides for the issuance of

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Terms for specific drawdown instruments issued under the E.SUN Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions negotiated with E.SUN Bank. A Notification and Confirmation of Credit Conditions agreement under the E.SUN Credit Facility was entered into on December 2, 2020 for a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days and with an interest rate calculated based on the higher of LIBOR plus 0.75% then divided by 0.946 or TAIFX plus 0.55% then divided by 0.946. As of March 31, 2021, the amounts outstanding under the E.SUN Credit Facility were $15.0 million and the interest rates for these loans were approximately 1.0% per annum. At March 31, 2021, the amount available for future borrowing under the E.SUN Credit Facility was $15.0 million.

Note 7.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and nine months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Operating lease expense (including expense for lease agreements with related parties of $347 and $1,040 for the three and nine months ended March 31, 2021, respectively, and $359 and $1,086 for the three and nine months ended March 31, 2020, respectively)	$1,952	$1,605	$5,900	$4,909
Cash payments for operating leases (including payments to related parties of $347 and $1,040 for the three and nine months ended March 31, 2021, respectively, and $369 and $1,106 for the three and nine months ended March 31, 2020, respectively)	$1,994	$1,667	$5,951	$5,082
    During the three and nine months ended March 31, 2021 and 2020, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Variable payments expensed in the three and nine months ended March 31, 2021 were $0.4 million and $1.2 million, respectively. Variable payments expensed in the three months and nine months ended March 31, 2020 were $0.2 million and $0.9 million, respectively.
    As of March 31, 2021, the weighted average remaining lease term for operating leases was 4.0 years and the weighted average discount rate was 3.5%. Future minimum lease payments under noncancelable operating lease arrangements as of March 31, 2021 were as follows (in thousands):

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal Year:	Minimum lease payments
2021 (remainder)	$2,010
2022	6,795
2023	5,125
2024	4,326
2025	4,367
2026 and beyond	1,002
Total future lease payments	$23,625
Less: Imputed interest	(1,590)
Present value of operating lease liabilities	$22,035

As of March 31, 2021, commitments under short-term lease arrangements, and operating and financing leases that have not yet commenced were immaterial.

    The Company has entered into lease agreements with related parties.  See Note 8, "Related Party Transactions," for discussion.

Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of March 31, 2021. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board and is an equity holder of Compuware. Charles Liang and Sara Liu do not own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

    Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 92.5% and 95.1% of the chassis included in the products sold by the Company during the three months ended March 31, 2021 and 2020, respectively, and 92.5% and 95.3% of the chassis included in the products sold by the Company during the nine months ended March 31, 2021 and 2020, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

Table of Contents SUPER MICRO COMPUTER, INC.
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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $35.5 million and $23.2 million at March 31, 2021 and June 30, 2020, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

    The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $44.0 million and $45.7 million at March 31, 2021 and June 30, 2020, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the three and nine months ended March 31, 2021 and 2020, are as follows (in thousands):

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Ablecom
Purchases (1)	$34,924	$37,607	$85,827	$115,295

Compuware
Net sales	$3,580	$7,503	$22,451	$19,456
Purchases (1)	32,340	24,908	100,911	91,662
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the three and nine months ended March 31, 2021 and 2020.

The Company had the following balances related to transactions with Ablecom and Compuware as of March 31, 2021 and June 30, 2020 (in thousands):

	March 31, 2021	June 30, 2020
Ablecom
Accounts receivable and other receivables (1)	$6,620	$6,379
Accounts payable and accrued liabilities (2)	32,243	40,056
Other long-term liabilities (3)	—	513

Compuware
Accounts receivable and other receivables (1)	$14,486	$14,323
Accounts payable and accrued liabilities (2)	36,355	46,518
Other long-term liabilities (3)	—	186
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

As of March 31, 2021, the Company had 3,100,300 authorized shares available for future issuance under the 2020 Plan.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Common Stock Repurchase and Retirement

On August 9, 2020, the Board approved a share repurchase program to repurchase up to an aggregate of $30.0 million of the Company's common stock at market prices. The program was effective until December 31, 2020 or if earlier, until the maximum amount of common stock is repurchased. During the three months ended September 30, 2020, 1,142,294 shares of common stock were repurchased for $30.0 million and the program ended. Repurchased shares were recorded as treasury shares in the Company's condensed consolidated balance sheet as of September 30, 2020.

On December 11, 2020, the Company retired 2,475,419 shares of common stock, which were recorded as treasury stock in the Company's condensed consolidated balance sheet as of September 30, 2020.

On October 31, 2020, the Board approved a share repurchase program to repurchase up to an aggregate of $50.0 million of the Company's common stock at market prices. The program was effective until October 31, 2021 or if earlier, until the maximum amount of common stock was repurchased. As of March 31, 2021, 1,675,746 shares of common stock were repurchased and retired for an aggregate $50.0 million and the program ended.

On January 29, 2021, a duly authorized subcommittee of the Board approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program is effective until July 31, 2022 or if earlier, until the maximum amount of common stock is repurchased. During the three months ended March 31, 2021, 1,155,000 shares of common stock were repurchased for $40.7 million. All repurchased shares have been retired as of March 31, 2021.

During the three months ended March 31, 2021, the Company repurchased and retired 1,250,539 shares of common stock for an aggregated $43.7 million. During the nine months ended March 31, 2021, the Company repurchased and retired 5,306,165 shares of common stock for an aggregated $120.7 million.

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

    The fair value of stock option grants for the three and nine months ended March 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Risk-free interest rate	0.58%	0.53% - 1.49%	0.27% - 0.58%	0.53% - 1.72%
Expected term	5.98 years	6.27 years	5.98 years	6.27 years
Dividend yield	—%	—%	—%	—%
Volatility	50.32%	49.61% - 50.46%	50.32% - 50.43%	49.61% - 50.46%
Weighted-average fair value	$15.91	$10.15	$13.57	$9.5

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

    The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Cost of sales	$402	$370	$1,312	$1,149
Research and development	3,328	3,043	10,369	9,299
Sales and marketing	503	417	1,517	1,276
General and administrative	3,261	975	7,919	3,099
Stock-based compensation expense before taxes	7,494	4,805	21,117	14,823
Income tax impact	(2,389)	(2,978)	(6,080)	(5,142)
Stock-based compensation expense, net	$5,105	$1,827	$15,037	$9,681

    As of March 31, 2021, $7.2 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 4.13 years, $39.3 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.47 years and $0.3 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 0.36 years.

Stock Option Activity

In March 2021, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a stock option award for 1,000,000 common stock shares to the Company’s CEO (the “2021 CEO Performance Stock Option”). The 2021 CEO Performance Stock Option has five vesting tranches with a vesting schedule based entirely on the attainment of operational milestones (performance conditions) and market conditions, assuming (1) continued employment either as the CEO or in such capacity as agreed upon between the Company’s CEO and the Board of Directors and (2) service through each vesting date. Each of the five vesting tranches of the 2021 CEO Performance Stock Option will vest upon certification by the Compensation Committee that both (i) the market price milestone for such tranche, which begins at $45.00 per share for the first tranche and increases up to $120.00 per share thereafter (based on a 60 calendar day trailing average, counting only trading days), has been achieved, and (ii) any one of the following five operational milestones focused on total revenue, as reported under U.S. GAAP, have been achieved for the previous four consecutive fiscal quarters. Upon vesting and exercise, including the payment of the exercise price of $45.00 per share, prior to March 2, 2024, the Company’s CEO must hold shares that he acquires until March 2, 2024, other than those shares sold pursuant to a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational and stock price milestones as of March 31, 2021 was as follows:

Annualized Revenue Milestone	Achievement Status	Stock Price Milestone	Achievement Status
(in billions)
$4.0	Probable	$45	Not met
$4.8	Probable	$60	Not met
$5.8	Probable	$75	Not met
$6.8	Probable	$95	Not met
$8.0	—	$120	Not met

On the grant date, a Monte Carlo simulation was used to determine for each tranche (i) a fixed expense amount for such tranche and (ii) the future time when the market price milestone for such tranche was expected to be achieved, or its “expected market price milestone achievement time.” Separately, based on a subjective assessment of the Company’s future financial performance, each quarter, the Company will determine whether achievement is probable for each operational

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
milestone that has not previously been achieved or deemed probable of achievement, and, if so, the future time when the Company expects to achieve that operational milestone, or its “expected operational milestone achievement time.” When the Company first determines that an operational milestone has become probable of being achieved, the Company will allocate the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting time.” The “expected vesting time” at any given time is the later of (i) the expected operational milestone achievement time (if the related operational milestone has not yet been achieved) and (ii) the expected market price milestone achievement time (if the related market price milestone has not yet been achieved). The Company will immediately recognize a catch-up expense for all accumulated expenses from the grant date through the quarter in which the operational milestone was first deemed probable of being achieved. Each quarter thereafter, the Company will recognize the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected vesting time, except that upon vesting of a tranche, all remaining expenses for that tranche will be immediately recognized.

During the three and nine months ended March 31, 2021, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.3 million and $0.3 million, respectively. No compensation expense related to the 2021 CEO Performance Stock Option was recognized during the three and nine months ended March 31, 2020. As of March 31, 2021 and June 30, 2020, the Company had $11.3 million and $0, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option. The unrecognized compensation cost as of March 31, 2021 is expected to be recognized over a period of five years.

The following table summarizes stock option activity during the nine months ended March 31, 2021 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2020	5,379,768	$19.38
Granted	1,371,410	$40.68
Exercised	(1,195,414)	$17.02
Forfeited/Cancelled	(39,790)	$23.97
Balance as of March 31, 2021	5,515,974	$25.16	5.22
Options vested and exercisable at March 31, 2021	3,811,698	$20.10	3.36

RSU and PRSU Activity

    In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are typically service based share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

    In August 2017, the Compensation Committee granted two PRSU awards to the Company's Chief Executive Officer, both of which have both performance and service conditions. 50% of the PRSUs vested at June 30, 2018 when performance conditions were achieved, while the remainder vest in equal amounts over the following ten quarters if the Company's Chief Executive Officer continued to be employed during those ten quarters. As of March 31, 2021, the remaining 50% of the PRSUs had vested in accordance with the terms of the grant.

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

    The following table summarizes RSU and PRSU activity during the nine months ended March 31, 2021 under all plans:

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding		Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2020	1,768,027	$20.08	42,000	(1)	$22.29
Granted	969,493	$28.99	30,000		$34.27
Released	(584,570)	$20.99	(12,000)		$27.10
Forfeited	(158,215)	$22.88	(30,000)		$20.37
Balance as of March 31, 2021	1,994,735	$23.91	30,000		$34.27
__________________________
(1)Reflects the number of PRSUs that have been earned based on the achievement of performance metrics.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Income Taxes

    The Company recorded a benefit for income taxes of $0.2 million for the three months ended March 31, 2021, and a provision for income taxes of $8.5 million for the nine months ended March 31, 2021. The Company recorded a benefit for income taxes of $0.9 million for the three months ended March 31, 2020 and a provision of $9.8 million for the nine months ended March 31, 2020. The effective tax rate was (1.2)% and 10.5% for the three and nine months ended March 31, 2021, respectively, and (5.6)% and 12.8% for the three and nine months ended March 31, 2020, respectively. The effective tax rate for the three months ended March 31, 2021 is higher than that for the three months ended March 31, 2020, primarily due to release of uncertain tax positions after settlement of a Taiwan tax audit in the prior year. The effective tax rate for the nine months ended March 31, 2021 is lower than that for the nine months ended March 31, 2020, primarily due to Company's tax benefit arising from additional employees' exercises of stock options in the current year.

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

               As of March 31, 2021, the Company had gross unrecognized tax benefits of $41.1 million, of which, $27.0 million, if recognized, would affect the Company's effective tax rate. During the nine months ended March 31, 2021, there was a $1.7 million increase in gross unrecognized tax benefits, primarily due to an uncertain tax position in a foreign jurisdiction. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of March 31, 2021, the Company had accrued $2.6 million of interest and penalties relating to unrecognized tax benefits.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2018 through 2020. Various states statutes of limitations remain open in general for tax years ended June 30, 2017 through 2020. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2015 through 2020. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $1.2 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 15, 2020, the Company filed a motion to dismiss the further amended complaint, the hearing for which was calendared for September 23, 2020; however, the Court held a conference on September 15 to discuss how the Court could efficiently address the recent SEC settlement agreement. The parties stipulated to allow plaintiffs to further amend the complaint solely to add allegations relating to the SEC settlement. On October 14, 2020, plaintiffs filed a Fourth Amended Complaint. On October 28, 2020, defendants filed a supplemental motion to dismiss. On March 29, 2021, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs’ claims under Sections 10(b) and 20 of the Exchange Act were dismissed with prejudice as against the Company’s former head of Investor Relations, Perry Hayes. Plaintiffs’ Section 10(b) claim, but not the Section 20 claim, was likewise dismissed as to Wally Liaw, a founder, former director, and former SVP of International Sales. The Court denied the motions to dismiss the Section 10(b) and Section 20 claims against the Company, Charles Liang, and Howard Hideshima, the Company’s former CFO. Discovery has commenced, and the Court has calendared a hearing on class certification for January 22, 2022. The Company intends to defend the lawsuit vigorously.

On October 27, 2020, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara (the “Court”), captioned Barry v. Liang, et al., 20-CV-372190. The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, and unjust enrichment arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. The plaintiffs seek unspecified compensatory damages and other equitable relief. The parties are in the process of briefing demurrers, which are set for hearing on August 24, 2021. The case is otherwise stayed for the time being. The Company intends to defend the lawsuit vigorously.

On November 13, 2020, Build Group Inc. (“Build Group”) filed a complaint against the Company in the Superior Court for Santa Clara County, seeking damages of approximately $2.0 million. Build Group served the complaint on the Company on December 1, 2020. Build Group alleged that the Company breached the construction contract between the Company and Build Group by failing to approve or reject certain requests for change orders to the scope of work covered by the construction project in a timely manner, or at all. A substantial portion of the amounts covered by the change orders at issue related to delays in the construction project. Build Group asserted that these delays were beyond its control and that therefore it was entitled to additional payments as a result of the delays in completion of the project. The Company believed that it had meritorious defenses to Build Group’s claims, but nonetheless negotiated a settlement with Build Group. The settlement agreement resolving this dispute was executed effective January 19, 2021. As a result, the Company did not have to respond to the complaint. Per the settlement agreement, Build Group agreed to dismiss the entire action with prejudice once the Company complied with its obligations under the settlement agreement. The Company complied with its obligations and paid $2.0 million in the quarter ended March 31, 2021. Build Group submitted the dismissal, which the court has granted that concludes the matter.

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

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of March 31, 2021 and any prior periods.

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

    Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of March 31, 2021, these remaining noncancelable commitments were $306.4 million, including $79.5 million for related parties.

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

The following is a summary of property, plant and equipment, net (in thousands):

	March 31,	June 30,
	2021	2020
Long-lived assets:
United States	$180,917	$178,812
Asia	81,668	51,605
Europe	2,981	3,368
	$265,566	$233,785

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company’s revenue is presented on a disaggregated basis in Note 2, “Revenue,” by type of product and by geographical market.

Note 13.        Subsequent Event

On May 5, 2021, certain current and former directors and officers were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Stein v. Liang, et al., Case No. 3:21-cv-03357-KAW. The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws arising out of allegations that the Company's officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. The plaintiff seeks unspecified compensatory damages and other equitable relief. The Company has not yet been formally served with the complaint, but the Company intends to defend the lawsuit vigorously.

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

    We commenced operations in 1993 and have been profitable every year since inception. Our net income for the three months ended March 31, 2021 increased to $18.4 million from $15.8 million for the corresponding period in the prior year. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

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

We have actively managed our supply chain for potential shortage risk by building inventories of critical components required for our motherboards and other system printed circuit boards in response to the early outbreak of COVID-19 in China. Since that time, we have continued to add to our inventories of key components such as CPUs, memory, SSDs and GPUs such that customer orders can be fulfilled as they are received.

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

We monitor the credit profile and payment history of our customers to evaluate risk in specific industries or geographic areas where cash flow may be disrupted. While we believe that we are adequately capitalized, we actively manage our liquidity needs. In May 2020, we negotiated an extension of our credit facility with Bank of America to extend the maturity date to June 2021. In June 2020, we entered into a ten-year, non-revolving term loan facility with China Trust and Bank Corp ("CTBC Bank") to obtain financing for use in the expansion and renovation of the our Bade Manufacturing Facility located in Taiwan. In December 2020, our Taiwan subsidiary entered into a general credit agreement with E.SUN Bank in Taiwan. This general credit agreement provides for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of $30 million. The term of this general credit agreement is through September 18, 2021. See “- Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources.”

Our management team is focused on guiding our company through the ongoing challenges presented by COVID-19. Currently, there are positive signs with vaccine availability and reductions in infection rates; however, with the possibility of new virus strains and vaccine supply constraints, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations within the next 12 months.

Financial Highlights

    The following is a summary of our financial highlights of the third quarter of fiscal year 2021:

•Net sales increased by 16.0% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

•Gross margin decreased to 13.7% in the three months ended March 31, 2021 from 17.3% in the three months ended March 31, 2020.

•Operating expenses decreased by 10.1% as compared to the three months ended March 31, 2020, and were equal to 11.8% and 15.3% of net sales in the three months ended March 31, 2021 and 2020, respectively.

•Effective tax rate benefit decreased from 5.6% in the three months ended March 31, 2020 to 1.2% in the three months ended March 31, 2021.

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

Results of Operations

    The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.3%	82.7%	84.4%	83.5%
Gross profit	13.7%	17.3%	15.6%	16.5%
Operating expenses:
Research and development	6.5%	6.4%	6.6%	6.3%
Sales and marketing	2.4%	2.8%	2.5%	2.6%
General and administrative	2.9%	6.0%	3.0%	4.5%
Total operating expenses	11.8%	15.3%	12.2%	13.4%
Income from operations	1.9%	2.0%	3.4%	3.1%
Other (expense) income, net	0.2%	0.1%	(0.1)%	0.1%
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before income tax provision	2.1%	2.1%	3.3%	3.1%
Income tax provision	—%	0.1%	(0.3)%	(0.4)%
Share of (loss) from equity investee, net of taxes	—%	(0.1)%	—%	—%
Net income	2.1%	2.0%	2.9%	2.7%

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

    The following table presents net sales by product type for the three and nine months ended March 31, 2021 and 2020 (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Server and storage systems	$693.3	$571.3	$122.0	21.4%	$1,953.8	$1,880.0	$73.8	3.9%
Percentage of total net sales	77.4%	74.0%			78.5%	77.0%
Subsystems and accessories	$202.5	$201.1	$1.4	0.7%	$534.6	$563.1	$(28.5)	(5.1)%
Percentage of total net sales	22.6%	26.0%			21.5%	23.0%
Total net sales	$895.9	$772.4	$123.5	16.0%	$2,488.5	$2,443.1	$45.4	1.9%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended March 31, 2021 and 2020

The period-over-period increase in net sales of our server and storage systems was due to a 5.8% increase in the number of units of compute nodes sold and a 15.4% increase in the average selling price. The increase in the number of units of compute nodes shipped was primarily due to more shipments of multinode systems compared to the same period last year.
    The period-over-period increase in net sales of our subsystems and accessories is primarily due to an increase in the average selling price.

Comparison of Nine Months Ended March 31, 2021 and 2020

The period-over-period increase in net sales of our server and storage systems was due to a 17.4% increase in the average selling price partially offset by a 11.1% decrease in the number of units of compute nodes sold. The decline in the number of units of compute nodes shipped was primarily due to fewer shipments of multinode systems compared to the same period last year.
    The period-over-period decrease in net sales of our subsystems and accessories is primarily due to a decrease in the number of units of subsystems sold.

    The following table presents net sales by geographic region for the three and nine months ended March 31, 2021 and 2020 (dollars in millions):

	Three Months Ended March 31,		Change	Change	Nine Months Ended March 31,		Change	Change
	2021	2020	$	%	2021	2020	$	%
United States	$499.1	$422.9	$76.2	18.0%	$1,458.2	$1,419.1	$39.1	2.8%
Percentage of total net sales	55.7%	54.8%			58.6%	58.1%
Asia	207.2	160.5	46.7	29.1%	495.3	487.8	7.5	1.5%
Percentage of total net sales	23.1%	20.8%			19.9%	20.0%
Europe	162.3	158.1	4.2	2.7%	429.2	433.8	(4.6)	(1.1)%
Percentage of total net sales	18.1%	20.5%			17.2%	17.8%
Others	27.3	30.9	(3.6)	(11.7)%	105.7	102.4	3.3	3.2%
Percentage of total net sales	3.0%	4.0%			4.2%	4.2%
Total net sales	$895.9	$772.4			$2,488.4	$2,443.2

Comparison of Three Months Ended March 31, 2021 and 2020

    The period-over-period increase in net sales in the United States for the three months ended March 31, 2021 and 2020 was primarily due to higher sales driven by higher server and storage systems unit volume. The period-over-period increase in net sales in Asia was due primarily to increased sales in China, Japan and India and partially off-set by decreased sales in Singapore and Korea. The increase of net sales in Europe was primarily due to higher sales in France, Germany, the United Kingdom, and Russia, partially offset by lower sales in the Netherlands. The period-over-period decrease in net sales in other countries was primarily due to decreased sales in Mexico and South Africa, partially offset by higher sales in Canada, Israel and other Middle East countries.

Comparison of Nine Months Ended March 31, 2021 and 2020

    The period-over-period increase in net sales in the United States for the nine months ended March 31, 2021 and 2020 was primarily due to higher sales driven by higher server and storage systems unit volume. The period-over-period increase in net sales in Asia was due primarily to increased sales in Japan and Singapore, partially offset by decreased sales in China, Taiwan, and Korea. The decrease of net sales in Europe was primarily due to lower sales in the Netherlands, Russia and the rest of Europe, partially offset by increased sales in France and the United Kingdom. The period-over-period increase in net sales in other countries was primarily due to increased sales in Brazil, Canada and Israel and other Middle East countries, partially offset by lower sales in Mexico, South Africa and Australia.

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

    Cost of sales and gross margin for the three and nine months ended March 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of sales	$772.9	$639.0	$133.9	21.0%	$2,099.4	$2,040.5	$58.9	2.9%
Gross profit	$123.0	$133.4	$(10.4)	(7.8)%	$389.0	$402.7	$(13.7)	(3.4)%
Gross margin	13.7%	17.3%		(3.6)%	15.6%	16.5%		(0.9)%

Comparison of Three Months Ended March 31, 2021 and 2020

The period-over-period increase in cost of sales was primarily attributed to an increase of $131.9 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume and a $5.5 million increase in freight charges, partially offset by a decrease of excess and obsolete inventory charges of $1.7 million and a decrease of $3.0 million in overhead costs.

    The period-over-period decrease in the gross margin percentage was primarily due to sales prices increasing at a slower rate than the increase in the costs of components purchased and higher freight costs.

Comparison of Nine Months Ended March 31, 2021 and 2020

The period-over-period increase in cost of sales was primarily attributed to an increase of $91.2 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, an increase of $6.0 million of freight charges and a $1.3 million increase in product service costs, partially offset by a decrease of $24.8 million in overhead costs attributable primarily to a recovery of costs paid in prior periods and a decrease of excess and obsolete inventory charge of $14.0 million.

    The period-over-period decrease in the gross margin percentage was primarily due to sales prices increasing at a slower rate than the increase in the costs of components we purchased.

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

    Operating expenses for the three and nine months ended March 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Research and development	$57.9	$49.6	$8.3	16.7%	$165.4	$154.7	$10.7	6.9%
Percentage of total net sales	6.5%	6.4%			6.6%	6.3%
Sales and marketing	$21.8	$21.9	$(0.1)	(0.5)%	$62.9	$64.1	$(1.2)	(1.9)%
Percentage of total net sales	2.4%	2.8%			2.5%	2.6%
General and administrative	$26.2	$46.3	$(20.1)	(43.4)%	$75.9	$107.7	$(31.8)	(29.5)%
Percentage of total net sales	2.9%	6.1%			3.0%	4.4%
Total operating expenses	$106.0	$117.8	$(11.8)	(10.0)%	$304.2	$326.5	$(22.3)	(6.8)%
Percentage of total net sales	11.8%	15.3%			12.2%	13.4%

Comparison of Three Months Ended March 31, 2021 and 2020

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to a $13.2 million increase in costs mainly related to materials, supplies and equipment used in product development. During the three months ended March 31, 2020, we recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred materials, supplies and equipment costs for one canceled joint product development agreement. This increase was partially offset by a $2.8 million increase in research and development credits from certain suppliers and customers towards our development efforts and a decrease of $2.3 million in personnel expenses.

Sales and marketing expenses. The period-over-period sales and marketing expenses decreased primarily due to a $1.0 million decrease in personnel expenses as a result of a decrease in the number of personnel, a $0.2 million decrease in expenses related to participation in trade shows and business travel as a result in a change in our operations in response to the COVID-19 pandemic, partially offset by an increase of $0.7 million in advertising expenses and a $0.4 million increase in other sales and marketing expenses.

General and administrative expenses. The period-over-period decrease in general and administrative expenses was primarily due to a decrease of $19.1 million in professional fees incurred to investigate, assess and remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, a decrease of $1.7 million in bad debt provision expenses and a $1.1 million decrease in other general and administrative expenses, partially offset by an increase of $3.1 million in personnel expenses due to increased full time personnel.

Comparison of Nine Months Ended March 31, 2021 and 2020

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to an increase of $12.9 million in costs mainly related to materials supplies and equipment used in product development. During the three months ended March 31, 2020, we recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred materials, supplies and equipment costs for one canceled joint product development agreement. Personnel expenses increased $7.4 million as a result of an increase in the number of personnel. These increases were partially offset by an increase of $8.5 million in research and development credits from certain suppliers and customers towards our development efforts and a decrease of $1.4 million in travel expenses as a result in a change in our operations in response to the COVID-19 pandemic.

Sales and marketing expenses. The period-over-period sales and marketing expenses decreased primarily due to a decrease of $2.3 million in    expenses related to participation in trade shows and business travel as a result in a change in our operations in response to the COVID-19 pandemic and a $0.7 million decrease in personal expenses due to decreased full time personnel, partially offset by a $0.7 million increase in facilities costs, an increase of $0.5 million in advertising expenses, and a $0.5 million increase in other sales and marketing expenses.

General and administrative expenses. The period-over-period decrease in general and administrative expenses was primarily due to a decrease of $37.2 million in professional fees incurred to investigate, assess and remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, a decrease of $3.1 million in travel expenses as a result in a change in our operations in response to the COVID-19 pandemic, a decrease of $2.2 million in bad debt provision expenses, a decrease of $1.2 million in supplies expenses, a decrease of $0.7 million in sales tax reserve and audit expenses and a $0.6 million decrease in facilities costs, partially offset by an increase of $13.5 million in compensation expense due to increased full time personnel and bonuses.

Interest and Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

    Interest and other (expense) income, net for the three and nine months ended March 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Other (expense) income, net	$2.0	$0.9	$1.1	122.2%	$(1.4)	$2.1	$(3.5)	(166.7)%
Interest expense	(0.6)	(0.5)	(0.1)	20.0%	(1.8)	(1.6)	(0.2)	12.5%
Interest and other (expense) income, net	$1.4	$0.4	$1.0	250.0%	$(3.2)	$0.5	$(3.7)	(740.0)%

Comparison of Three Months Ended March 31, 2021 and 2020

The change of $1.1 million in other (expense) income, net was attributable to an increase of $1.7 million in foreign exchange gain due to favorable foreign currency fluctuations, partially offset by a decrease of $0.5 million in interest income on our interest-bearing deposits due primarily to lower yields on investments.

Comparison of Nine Months Ended March 31, 2021 and 2020

The change of $3.5 million in other (expense) income, net was attributable to a decrease of $2.3 million in interest income on our interest-bearing deposits due primarily to lower yields on investments and an increase of $1.2 million in foreign exchange loss due to unfavorable foreign currency fluctuations.

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

Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Income tax (benefit) provision	$(0.2)	$(0.9)	$0.7	(77.8)%	$8.5	$9.8	$(1.3)	(13.3)%
Percentage of total net sales	—%	(0.1)%			0.3%	0.4%
Effective tax rate (benefit)	(1.2)%	(5.6)%			10.5%	12.8%

    Comparison of Three Months Ended March 31, 2021 and 2020

The income tax provision and effective tax rate for the three months ended March 31, 2021 was higher than that for the three months ended March 31, 2020 due to the release of tax reserves after the settlement of a Taiwan tax audit in the prior year.

Comparison of Nine Months Ended March 31, 2021 and 2020

The income tax (benefit) provision and effective tax rate for the nine months ended March 31, 2021 was lower than that for the nine months ended March 31, 2020, primarily due to decrease in tax reserves after the settlement of a Taiwan tax audit and the SEC penalty assessment in 2020.

Share of (Loss) from Equity Investee, Net of Taxes

Share of (loss) from equity investee, net of taxes represents the Company’s share of loss from the Corporate Venture in which the Company has 30% ownership.

Share of (loss) from equity investee, net of taxes for the three and nine months ended March 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Share of (loss) from equity investee, net of taxes	$(0.3)	$(1.1)	$0.8	(72.7)%	$(0.4)	$(1.1)	$0.7	—%
Percentage of total net sales	—%	(0.1)%			—%	—%

Comparison of Three Months Ended March 31, 2021 and 2020

The period-over-period decrease of $0.8 million in share of (loss) from equity investee, net of taxes was primarily due to less net loss recognized by the Corporate Venture.

Comparison of Nine Months Ended March 31, 2021 and 2020

The period-over-period decrease of $0.7 million in share of (loss) from equity investee, net of taxes was primarily due to less net loss recognized by the Corporate Venture.

Liquidity and Capital Resources

    We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as working capital. Our cash and cash equivalents were $177.9 million and $210.5 million as of March 31, 2021 and June 30, 2020, respectively. Our cash in foreign locations was $99.0 million and $98.0 million as of March 31, 2021 and June 30, 2020, respectively.
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
    We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses, continued remediation of the material weakness in the financial reporting, and maturing debt and interest payments for the twelve months following the issuance of these condensed consolidated financial statements. We expect to pay a special performance bonus of approximately $8.1 million to our CEO within the next year in two equal tranches. During the quarter ended March 31, 2021, the target average closing prices for both tranches were met but no determination has been made if the specified performance condition for the first tranche is met.

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

On October 31, 2020, the Board approved a share repurchase program to repurchase up to an aggregate of $50.0 million of the Company’s common stock at market prices. The program was effective until October 31, 2021 or if earlier, until the maximum amount of common stock was repurchased. As of March 31, 2021, 1,675,746 shares of common stock were repurchased and retired for $50.0 million and the program ended.

On January 29, 2021, a duly authorized subcommittee of the Board approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company’s common stock at market prices. The program is effective until July 31, 2022 or if earlier, until the maximum amount of common stock is repurchased. During the three months ended March 31 2021, 1,155,000 shares of common stock were repurchased for $40.7 million. All repurchased shares have been retired as of March 31, 2021. We repurchased 236,171 shares of our common stock for $9.3 million subsequent to March 31, 2021.

    Our key cash flow metrics were as follows (dollars in millions):

	Nine Months Ended March 31,		Change
	2021	2020
Net cash provided by operating activities	$59.4	$65.7	$(6.3)
Net cash used in investing activities	$(44.6)	$(34.1)	$(10.5)
Net cash used in financing activities	$(48.4)	$25.4	$(73.8)
Net increase in cash, cash equivalents and restricted cash	$(33.3)	$57.1	$(90.4)

Operating Activities

    Net cash provided by operating activities decreased by $6.3 million for the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020. The decrease was due primarily to a decrease of $13.2 million in the non-cash charges related to excess and obsolete inventories, an increase of cash used for net working capital of $4.3 million primarily driven by increased accounts receivable as a result of increased revenue and higher cash payments for inventory purchases to meet expected customer demands, and a $2.2 million decrease in the non-cash charges related to allowances for doubtful accounts. These decreases were partially offset by a $6.8 million increase in net income and a $6.3 million increase in non-cash charges related to stock-based compensation expenses.

Investing Activities

    Net cash used in investing activities was $44.6 million and $34.1 million for the nine months ended March 31, 2021 and 2020, respectively, as we continued to invest in expanding our manufacturing capacity and office space, including the expansion of our Green Computing Park in San Jose and Bade manufacturing facility in Taiwan.

Financing Activities

    Net cash used by financing activities for the nine months ended March 31, 2021 was $48.4 million while net cash provided by financing activities for the nine months ended March 31, 2020 was $25.4 million. The change in cash flows from financing activities was primarily due to stock repurchases of $118.0 million, a $6.2 million increase in debt repayment, and a $2.7 million decrease in cash received from the exercise of stock options net of taxes, partially offset by a $52.2 million increase in debt proceeds from draws on our CTBC credit and term loan facilities and E.SUN credit facility.

Other Factors Affecting Liquidity and Capital Resources

2018 Bank of America Credit Facility

In April 2018, we entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On May 12, 2020, the 2018 Bank of America Credit Facility was amended to, among other things, extend the maturity to June 30, 2021, release the real property as a collateral, modify certain payments and covenants provisions, specify that LIBOR cannot be less than 1% for purposes of determining interest rates, and increase the unused line fee from 0.25% per annum to 0.375% per annum. Interest shall accrue at LIBOR plus 2.00% on outstanding borrowings less than $125.0 million and LIBOR plus 2.25% on outstanding borrowings in excess of $125.0 million. As of March 31, 2021, we had no outstanding borrowings and we had a $6.4 million letter of credit outstanding under this facility. Our available borrowing capacity was $243.6 million, subject to the borrowing base limitation and compliance with other applicable terms. In the event of default or if outstanding borrowings are in excess of $220.0 million, we are required to grant the lenders a continuing security interest in and lien upon all amounts credited to any of our deposit accounts. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. The 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. In addition, we are not permitted to pay any dividends. Under the terms of the 2018 Bank of America Credit Facility agreement, we are required to maintain a certain fixed charge ratio and we have been in compliance with all covenants under the 2018 Bank of America Credit Facility.

CTBC Bank

2020 CTBC Credit Facility

In August 2020, we entered into a credit agreement with CTBC Bank in Taiwan that provides for term loans of up to $50.0 million (the "2020 CTBC Credit Facility") and expires in August 2021. As of March 31, 2021, the outstanding borrowings under the CTBC Credit Facility revolving line of credit were $18.0 million and the interest rates for these loans were from 1.03% to 1.26% per annum. The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $24.5 million at March 31, 2021 and the interest rates for these loans were 0.74% per annum. The amount available for future borrowing was $7.5 million as of March 31, 2021. The term loans are secured by certain of our assets, including certain property, plant, and equipment. There are no financial covenants under the 2020 CTBC Credit Facility.

2020 CTBC Term Loan Facility due June 4, 2030

In May 2020, we entered into a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to obtain up to NTD 1.2 billion ($40.7 million in U.S. dollar equivalents) in financing for use in the expansion and renovation of our Bade Manufacturing Facility located in Taiwan. Draw downs on the 2020 CTBC Term Loan Facility are based on 80% of balances owed on commercial invoices from the contractor and are drawn according to the progress of the renovations. Borrowings under the 2020 CTBC Term Loan Facility are available through June 2022. We are required to pay against total outstanding principal and interest in equal monthly installments starting June 2023 and continuing through the maturity date of June 2030. The 2020 CTBC Term Loan Facility is secured by the Bade Manufacturing Facility, including any expansion. Fees paid to the lender as debt issuance costs were immaterial. We borrowed $7.3 million in the three months ended March 31, 2021 with a rate of 0.45% per annum. As of March 31, 2021, the amount outstanding under the 2020 CTBC Term Loan Facility was $27.9 million and the net book value of the property serving as collateral was $38.1 million. We have financial covenants requiring our current ratio, debt service coverage ratio, and financial debt ratio, to be maintained at certain levels. As of March 31, 2021, we have been in compliance with all financial covenants under the 2020 CTBC Term Loan Facility.

E.SUN Credit Facility

In December 2020, Super Micro Computer Inc, Taiwan, a Taiwan subsidiary of the Company entered into a General Credit Agreement (the “E.SUN Credit Facility”) with E.SUN Bank in Taiwan. Such Credit Facility provides for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of $30.0 million. Terms for specific drawdowns are set forth in separate Notification and Confirmation of Credit Conditions negotiated with E. SUN Bank. The term of the E.SUN Credit Facility is until September 18, 2021. There are no financial covenants associated with the E.SUN Credit Facility. A Notification and Confirmation agreement was entered into on December 2, 2020 for a $30.0 million import loan (the “Import Loan”) under the E. SUN Credit facility with a tenor of 120 days and with an interest rate calculated based on LIBOR or TAIFX plus a fixed margin. As of March 31, 2021, the amounts outstanding under the E.SUN Credit Facility were $15.0 million and the interest rates for these loans were approximately 1.0% per annum. At March 31, 2021, the amount available for future borrowing under the E.SUN Credit Facility was $15 million.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

    The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2021, our investments were in money market funds, certificates of deposits and auction rate securities.

    We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.45% to 3.00% at March 31, 2021 and June 30, 2020. Based on the outstanding principal indebtedness of $85.4 million under our credit facilities as of March 31, 2021, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

    To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange (loss) gain for the three and nine months ended March 31, 2021 was $2.0 million and $(1.6) million, respectively, and for the three and nine months ended March 31, 2020 was $0.3 million and $(0.5) million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of March 31, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Remediation Plans & Status

As discussed in Part II, Item 9A, "Controls and Procedures," of our 2020 10-K, we have undertaken remedial procedures to address the IT General Control (ITGC) material weakness in our internal control over financial reporting. During the quarter ended March 31, 2021, management continued to re-design processes and controls related to IT privileged access for our primary accounting system and boundary systems. While some testing of the re-designed IT privileged access controls continued during the quarter ended March 31, 2021, assessing the effectiveness of internal control requires a period of repeatable execution. The re-designed control activities have not been in place for a sufficient period of time for management to determine operating effectiveness. Management's testing of ITGCs and the remediation of this material weakness will depend on management’s ability to ensure properly designed ITGC’s are operating effectively as of June 30, 2021.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

    The information required by this item is incorporated herein by reference to the information set forth under the captions “Litigation and Claims” in Note 11 “Commitments and Contingencies” and in Note 13 “Subsequent Event” of our notes to condensed consolidated financial statements included in this quarterly report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2021, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
Month 1 (January 1, 2021 to January 31, 2021)	95,539	$31.54	95,539	$—
Month 2 (February 1, 2021 to February 28, 2021)	411,982	$32.42	350,000	$188.7 million
Month 3 (March 1, 2021 to March 31, 2021)	805,000	$36.48	805,000	$159.3 million
Total	1,312,521	$34.84	1,250,539
__________________________
(1)Includes shares withheld from delivery to satisfy tax withholding obligations of recipients that occur upon the vesting of restricted stock units granted under our equity incentive plans.
(2)On January 29, 2021, a duly authorized subcommittee of the Company's Board approved a share repurchase program to repurchase up to $200 million of our common stock at prevailing prices in the open market. The share repurchase program is effective until July 31, 2022 or until the maximum amount of common stock is repurchased, whichever occurs first.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (the “Grant Notice”) (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 1, 2021)

10.2
Nonqualified Stock Option Award Agreement associated with the Grant Notice (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 1, 2021)

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

                                SUPER MICRO COMPUTER, INC.

Date:	May 7, 2021	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 7, 2021	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)