Form 10-K
period 2021-06-30
Super Micro Computer, Inc.
filed 2021-08-27
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on December 31, 2020, as reported by the NASDAQ Global Select Market, was $1,374,947,450. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities Exchange

Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of July 31, 2021, there were 50,590,466 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2021

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

PART I

Item 1.        Business

Our Company

We are a Silicon Valley-based provider of application-optimized high-performance and high-efficiency server and storage systems for various markets, including enterprise data centers, cloud computing, artificial intelligence, 5G and edge computing. Our solutions include complete servers, storage systems, modular blade servers, blades, workstations, complete rack scale plug and play solutions delivering pre-defined and pre-tested full rack solutions, networking devices, system management software, and server sub-systems. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure. We offer our customers a high degree of flexibility and customization by providing a broad array of server models and configurations from which they can choose the best solutions to fit their computing needs. Our server and storage systems, sub-systems and accessories are architecturally designed to provide high levels of reliability, quality, configurability, and scalability.

Our in-house design competencies, design control of many of the components used within our server and storage systems, and our Server Building Block Solutions® (an innovative, modular and open architecture) enable us to rapidly develop, build and test server and storage systems, sub-systems and accessories with unique configurations. As a result, when new technologies are brought to market, we are generally able to quickly assemble a broad portfolio of solutions by leveraging common building blocks across product lines. We work closely with the leading microprocessor, graphics processing units (“GPU”), memory, disk/flash, and interconnect vendors and other hardware and software suppliers to coordinate our new products' design with their product release schedules. This enhances our ability to introduce new products incorporating the latest technology rapidly. We seek to be the first to market with products incorporating new technologies and to offer the broadest selection of products using those technologies to our customers.

To reduce the high cost of operating datacenters, IT managers increasingly turn to suppliers of high-performance products that are also cost-effective, energy-efficient, and green. Our resource saving architecture supports our efforts to lead in green IT innovation. This architecture disaggregates CPU and memory, which enables each resource to be refreshed independently, thereby allowing data centers to significantly reduce both refresh cycle costs and e-waste. In addition, we offer product lines that are designed to share common computing resources, thereby saving both valuable space and power as compared to general-purpose rackmount servers. We believe our approach of leveraging an overall architecture that balances data center power requirements, cooling, shared resources and refresh cycles helps the environment and provides total cost of ownership (“TCO”) savings for our customers.

We conduct our operations principally from our Silicon Valley headquarters in California and in our Taiwan and the Netherlands facilities. Our sales and marketing activities operate through a combination of our direct sales force and indirect sales channel partners. We work with distributors, value-added resellers, system integrators, and original equipment manufacturers ("OEMs") to market and sell our optimized solutions to their end customers in our indirect sales channels.

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

A Strong Internal Research and Development and Internal Manufacturing Capability

We are continually investing in our engineering organization. As of June 30, 2021, we employed over 1,800 persons in our research and development organization. These resources, along with our understanding of complex computing and storage requirements, enable us to deliver product innovation featuring advanced functionality and capabilities required by our customers. Also, substantially all of our servers are tested and assembled in our facilities, and more than half of our final server and storage production is completed in San Jose, California. Our engineering aptitude, coupled with our internal manufacturing capability, enables rapid prototyping and product roll-out, contributing to a high level of responsiveness to our customers.

Introducing More Innovative Products, Faster

We seek to sustain advantages in both time-to-market and breadth of products incorporating the latest technological innovations, such as new processors, advancements in storage and evolving I/O technologies. We seek these advantages by leveraging our in-house design capabilities and our Building Block Solutions ® architecture. This allows us to offer customers a broad choice of products to match their target application requirements. For example, in early April 2021, we introduced over 100 new application optimized systems in support of Intel’s introduction of its 3rd Gen Intel Xeon Scalable processors. In March 2021, Supermicro announced one of the most versatile portfolio of AMD EPYC™ 7003-based systems delivering world record performance – 36% improvement -- for today’s most critical workloads.

Capitalizing on New Applications and Technologies

In addition to serving traditional needs for server and storage systems, we have devoted, and will continue to devote, substantial resources to developing systems that support emerging and growing applications including cloud computing, artificial intelligence, 5G/edge computing, storage and others. We believe there are significant opportunities for us in each of these rapidly developing markets due to stringent design requirements for these applications that often require the use of the latest technologies, allowing us to leverage our capabilities in product innovation, superior time-to-market, and portfolio breadth.

Driving Software and Services Sales to our Global Enterprise Customers

We seek to grow our global enterprise revenue by bolstering and expanding our software management products and support services. These software products and services are required for large scale deployments, help meet service level agreements and address uptime requirements. In addition to our internal software development efforts, we also integrate and partner with external software vendors to meet customer requirements.

Leveraging Our Global Operating Structure

We plan to continue to increase our worldwide manufacturing capacity and logistics abilities in the United States, the Netherlands and Taiwan to more efficiently serve our customers and lower our overall manufacturing costs. We have recently completed the construction of a new 749,000 square feet building in Taiwan to increase our manufacturing capacity and diversify our operating base and optimize relatively low labor costs as compared to the United States. In addition, we have added a new building devoted to manufacturing at our San Jose, California headquarters.

Products and Services

We offer a broad range of application-optimized server solutions, rackmount and blade servers, storage, and subsystems and accessories, which can be used to build complete server and storage systems. These solutions and products are designed to serve a variety of markets, such as enterprise data centers, cloud computing, artificial intelligence (“AI”), 5G/edge computing. The percentage of our net sales represented by sales of server and storage systems was flat in fiscal year 2021 compared to fiscal year 2020 and decreased to 78.5% in fiscal year 2020 from 81.7% in fiscal year 2019, and the percentage of our net sales represented by sales of subsystems and accessories was 21.6% in fiscal year 2021, 21.5% in fiscal year 2020 and 18.3% in fiscal year 2019. We complement our server and storage system offerings with software management solutions as well as global services and support, the revenue for which is included in our server and storage systems revenue.

Server and Storage Systems

We sell server and storage systems in rackmount, blade, multi-node and embedded form factors, which support single, dual, and multiprocessor architectures. Our key product lines include:

•SuperBlade® and MicroBlade™® system families designed to share common computing resources, thereby saving space and power over standard rackmount servers;

•SuperStorage systems that provide high-density storage while leveraging an efficient use of power to achieve performance-per-watt savings;

•Twin family of multi-node server systems designed for density, performance, and power efficiency;

•Ultra Server systems for demanding enterprise workloads;

•GPU or Accelerated systems for rapidly growing AI markets;

•Data Center Optimized server systems that deliver increased scalability and performance-per-watt with an improved thermal architecture;
•Embedded (5G/IoT/Edge) systems optimized for evolving networks and intelligent management of connected devices; and
•MicroCloud server systems that deliver node density in environments with space and power constraints.

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

Research and Development

We perform most of our research and development activities in-house in the United States at our facilities in San Jose, California, and in Taiwan, increasing the communication and collaboration between design teams to streamline the development process and reduce time-to-market. We believe that the combination of our focus on internal research and development activities, our close working relationships with customers and vendors and our modular design approach allows us to decrease time-to-market. We continue to invest in reducing our design and manufacturing costs and improving the performance, cost-effectiveness and power- and space-efficiency of our solutions.

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

Customers

During fiscal year 2021, we sold to over 1,000 direct customers in over 100 countries. During each of fiscal years 2020 and 2019, we sold to over 820 and 850 direct customers respectively. In addition, over the three years ended June 30, 2021 we have sold to thousands of end users through our indirect sales channel. These customers represent a diverse set of market verticals including enterprise data centers, cloud computing, artificial intelligence, 5G and edge computing markets. In fiscal years 2021, 2020 and 2019, no customer represented greater than 10% of our total net sales.

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

International Sales

Our global sales efforts are supported both by our international offices in the Netherlands, Taiwan, United Kingdom, China and Japan as well as by our United States based sales team. Product fulfillment and first level support for our international customers are provided by Supermicro Global Services and through our indirect sales channel and OEMs. Sales to customers located outside of the United States represented 40.7%, 41.4% and 41.9% of net sales in fiscal years 2021, 2020 and 2019, respectively.

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

Manufacturing and Quality Control

We manufacture the majority of our systems at our San Jose, California headquarters. We believe we are the only major server and storage vendor that designs, develops, and manufactures a significant portion of their systems in the United States. Global assembly, test and quality control of our servers are performed at our manufacturing facilities in San Jose, California, Taiwan and the Netherlands. Each of our facilities Quality and Environmental Management System has been certified according to ISO 9001, ISO 14001 and/or ISO 13485 standards. Our suppliers and contract manufacturers are required to support the same standards to maintain consistent product and service quality and continuous improvement of quality and environmental performance.

We use several third-party suppliers and contract manufacturers for materials and sub-assemblies. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom Technology, Inc. (“Ablecom”) and its affiliate Compuware Technology, Inc. ("Compuware"), both of which are related parties, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and several other components. Ablecom also coordinates the manufacturing of chassis for us. In addition to providing a large volume of contract manufacturing services to us, Ablecom warehouses multiple components and subassemblies manufactured by various suppliers before shipment to our facilities in the United States, Europe and Asia. We also have a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements and lease agreements for office space. See Part II, Item 8, Note 13, “Related Party Transactions,” to the consolidated financial statements and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

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

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. We compete primarily with large vendors of x86-based general purpose servers and components. In addition, we also compete with smaller vendors that specialize in the sale of server components and systems. In recent years, we have experienced increased competition from original design manufacturers ("ODMs”) that benefit from their scale and very low cost manufacturing and are increasingly offering their own branded products. We believe our principal competitors include:

•Global technology vendors, such as Cisco, Dell, Hewlett-Packard Enterprise, and Lenovo; and
•ODMs, such as Foxconn, Quanta Computer, and Wiwynn Corporation.
•OEMs, such as Inspur

The principal competitive factors in our market include the following:

•First to market with new emerging technologies;
•High product performance, efficiency and reliability;
•Early identification of emerging opportunities;
•Cost-effectiveness;
•Interoperability of products;
•Scalability; and
•Localized and responsive customer support on a worldwide basis.

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

Employees and Human Capital Resources

As of June 30, 2021, we employed 4,155 full time employees, consisting of 1,858 employees in research and development, 460 employees in sales and marketing, 425 employees in general and administrative and 1,412 employees in manufacturing. Of these employees, 2,367 employees are based in our San Jose facilities. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

“The key to success in technology is designing a company around people committed to work that they love”, quote from Charles Liang, our President, Chief Executive Officer and Chairman. We are motivated to attract, develop and retain a high performing team engaged in work that they love, motivated by growth opportunities.

Talent Strategy

Our talent strategy focuses on attracting skilled, engaged employees who contribute the talent and skills critical to our innovative and forward-looking workforce. Our recruiting process actively sources talent supporting our ability to hire candidates with professional qualifications and potentials. We identify opportunities through tracking and analyzing data from various sources such as annual performance reviews to assess our progress in ensuring critical talents are in critical roles.

It is our policy to ensure equal employment opportunity for all applicants and employees without regard to prohibited considerations of race, color, religion, sex (including pregnancy, gender identity and sexual orientation), national origin, age, disability or genetic information, marital status or any other classification protected by applicable local, state or federal laws. All employees receive training in the prevention of sexual harassment and abusive conduct in the workplace.

Total Rewards Program

Our total rewards program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, incentive bonus programs, and long-term equity awards, including restricted stock units and options, tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer U.S. employees benefits such as life and health (medical, dental & vision) insurance, paid time off, sick leave, holiday pay, and a 401(k) plan. Outside of the U.S., we provide benefits based on local requirement and needs.

Health & Safety

From the start of the COVID-19 pandemic, we proactively implemented preventative protocols, which we continuously assess and update for changes in conditions and applicable regulations. These preventative protocols are intended to safeguard our employees, contractors, suppliers, customers, and communities, and to ensure business continuity. We are following government policies and recommendations designed to slow the spread of COVID-19 and are committed to the health and safety of our employees, contractors, suppliers, customers, and communities.

We continuously assess our efforts to respond to the COVID-19 pandemic, which include the following:

•We require that on-site employees complete a daily health questionnaire, pass through thermal scanning equipment installed in some of our buildings to ensure they do not have an elevated body temperature, and adhere to social distance requirement and mask protocols;
•We have enhanced our contact tracing, significantly decreased non-priority business travel, and provided personal air purifier for each of the employees; and
•To respond to changing COVID-19 updates, we continue to work closely with our Environmental Health and Safety team to monitor and provide weekly updates to managers and promote and encourage employees to receive COVID-19 vaccinations.

We believe these actions are appropriate and essential to safeguard our employees, contractors, suppliers, customers, and communities while allowing us to safely continue operations.

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
Additionally, during the fiscal year 2021, the computer server industry is experiencing global supply chain shortage, which requires us to carry more inventories to fulfill our customers and partners’ demands and backlogs.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, on or through our website at www.supermicro.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Information contained on our website is not incorporated by reference in, or made part of, this Annual Report or our other filings with, or reports furnished to the SEC. The SEC also maintains a website that contains our SEC filings.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock.

Risk Factor Summary

Operational and Execution Risks
•The effects of the COVID-19 pandemic adversely affected our business operations, financial condition and results of operations, and there are no assurances adverse effects will not continue.
•Our quarterly operating results have fluctuated and will likely fluctuate in the future.
•Our revenue and margins for a particular period are difficult to predict, and a shortfall in revenue or decline in margins may harm our operating results.
•As we increasingly target larger customers and larger sales opportunities, our customer base may become more concentrated, our cost of sales may increase, our margins may be lower and our sales may be less predictable.
•If we fail to meet any publicly announced financial guidance or other expectations about our business, it could cause our stock to decline in value.
•Increases in average selling prices for our server solutions have historically significantly contributed to increases in net sales in some of the periods covered by this Annual Report. Such prices are subject to decline if customers do not continue to purchase our latest generation products or additional components, which could harm our results of operations.
•Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.
•We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.
•Difficulties we encounter relating to automating internal controls utilizing our ERP systems or integrating processes that occur in other IT applications could adversely impact our controls environment.
•System security violations, data protection breaches, cyber-attacks and other related cyber-security issues could disrupt our internal operations or compromise the security of our products, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.
•Any failure to adequately expand or retain our sales force will impede our growth.
•Conflicts of interest may arise between us and Ablecom and Compuware, and those conflicts may adversely affect our operations.
•Our reliance on Ablecom could be subject to risks associated with our reliance on a limited source of contract manufacturing services and inventory warehousing.
•If negative publicity arises with respect to us, our employees, our third-party service providers or our partners, our business and operating results could be adversely affected, regardless of whether the negative publicity is true.
•If we lose Charles Liang, our President, Chief Executive Officer and Chairman, or any other key employee, we may not be able to implement our business strategy in a timely manner.
•Our direct sales efforts may create confusion for our end customers and harm our relationships in our indirect sales channel and with our OEMs.
•If we are unable to attract and integrate additional key employees in a manner that enables us to scale our business and operations effectively, or if we do not maintain competitive compensation policies to retain our employees, our ability to operate effectively and efficiently could be limited.

Strategic and Industry Risks
•If we do not successfully manage the expansion of our international manufacturing capacity and business operations, our business could be harmed.
•We may not be able to successfully manage our business for growth and expansion.
•We depend upon the development of new products and enhancements to our existing products, and if we fail to predict or respond to emerging technological trends and our customers’ changing needs, our operating results and market share may suffer.
•The market in which we participate is highly competitive.

•Industry consolidation may lead to increased competition and may harm our operating results.
•We must work closely with our suppliers to make timely new product introductions.
•Our suppliers’ failure to improve the functionality and performance of materials and key components for our products may impair or delay our ability to deliver innovative products to our customers.
•We rely on a limited number of suppliers for certain components used to manufacture our products.
•We rely on indirect sales channels and any disruption in these channels could adversely affect our sales.
•Our failure to deliver high quality server and storage solutions could damage our reputation and diminish demand for our products.
•Our growth into markets outside the United States exposes us to risks inherent in international business operations.
•Our results of operations may be subject to fluctuations based upon our investment in corporate ventures.

Legal and Regulatory Risks
•Because our products and services may store, process and use data, some of which contains personal information, we are subject to complex and evolving laws and regulations regarding privacy, data protection and other matters.
•Our operations could involve the use of regulated materials, and we must comply with environmental, health and safety laws and regulations, which can be expensive.
•If we are unable to maintain and further develop effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.
•The matters leading to the delay in the filing of our 2017 10-K and adverse publicity and potential concerns from our customers have had and could continue to have an adverse effect on our business and financial condition.
•Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.
•Any failure to protect our intellectual property could impair our brand and our competitiveness.
•Resolution of claims that we have violated or may violate the intellectual property rights of others could require us to indemnify others, or pay significant royalties to third parties.
•Provisions of our governance documents and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management.

Financial Risks
•We incurred significant expenses related to the matters that led to the delay in the filing of our 2017 10-K and may incur expenses related to any resulting litigation.
•Our research and development expenditures, as a percentage of our net sales, are considerably higher than many of our competitors.
•Our future effective income tax rates could be affected by changes in the relative mix of our operations and income among different geographic regions and by changes in domestic and foreign income tax laws.
•Backlog does not provide a substantial portion of our net sales in any quarter.

Risks Related to Owning our Common Stock
•The trading price of our common stock is likely to be volatile.
•Future sales of shares by existing stockholders could cause our stock price to decline.
•The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.
•We do not expect to pay any cash dividends for the foreseeable future.

General Risks
•Our products may not be viewed as supporting climate change mitigation in the IT sector.
•Our business and operations may be impacted by natural disaster events, including those brought on by climate change.

Operational and Execution Risks

The effects of the COVID-19 pandemic adversely affected our business operations, financial condition and results of operations, and there are no assurances adverse effects will not continue.

The novel strain of the coronavirus identified in Wuhan, China in late 2019 (COVID-19) spread throughout the world and resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures impacted and may continue to impact our business operations, the operations of our customers, and those of our respective vendors, suppliers, and partners.

During the pandemic, we continued our manufacturing operations and customers’ orders processing and services, although our productivity at times slowed especially in the United States and in the Netherlands. Travel restrictions and logistics challenges impacted, and continue to have an impact on, our supply chain. The pandemic also impacted shipments to our customers and (to a lesser extent) our ability to provide services and support to our customers. We have invested capital to procure key components so we can maintain reasonable lead times to fulfill orders for our customers. While there are positive signs with vaccine availability and reductions in infection rates, particularly in the United States, the possibility of new virus strains, vaccine supply constraints, and high infection rates, particularly in other places around the world makes us unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations.

The extent to which the effects of the COVID-19 pandemic will continue to impact our business, operations, financial condition and results of operations will depend on numerous evolving factors that we may not be able to control or predict, including:

•the duration and scope of the COVID-19 pandemic;
•the extent and effectiveness of responsive actions by authorities and the impact of these and other factors on our employees, customers and vendors;
•difficulty in adding new customers due to inability to gain direct access;
•the rate of spending on server and storage solutions, including delays in prospective customers’ purchasing decisions and delays in the provisioning of our products;
•the rate at which our suppliers develop and release new components such as microprocessors and memory;
•the rate at which our customers can perform acceptance testing or qualify our products, particularly if they contain new technologies;
•the length of heightened unemployment and economic recession pressures;
•the health impact of the pandemic on our employees, including key personnel;
•the impact on the liquidity of our sales partners and end customers, including lengthening of customers payment terms and potential bankruptcies;
•our continued ability to execute on business continuity plans for the maintenance of our critical business processes and managing our liquidity and access to credit facilities on terms acceptable to us;
•availability of and fluctuations in the cost of materials, logistics and labor; and
•erosion of economic activity by small and medium size business or sectors to which we are exposed through OEMs and indirect sales channels.

Our quarterly operating results have fluctuated and will likely fluctuate in the future, which could cause rapid declines in our stock price.

We believe that our quarterly operating results will continue to be subject to fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results include:

•Fluctuations in demand for our products, in part due to changes in the global economic environment;
•Fluctuations based upon seasonality, with the quarters ending March 31 and September 30 typically being weaker;

•The occurrence of global pandemics, including COVID-19, and other events that impact the global economy or one or more sectors of the global economy;
•The ability of our customers and suppliers to obtain financing or fund capital expenditures;
•Fluctuations in the timing and size of large customer orders, including with respect to changes in sales and implementation cycles of our products into our customers’ spending plans and associated revenue;
•Variability of our margins based on the mix of server and storage systems, subsystems and accessories we sell and the percentage of our sales to internet data center, cloud computing customers or certain geographical regions;
•Fluctuations in availability and costs associated with key components, particularly semiconductors, memory, storage solutions, and other materials needed to satisfy customer requirements, especially during a period of global market disruption, and, in particular, the impact of the extended duration of the COVID-19 pandemic on our supply chain and the supply chain of our suppliers;
•The timing of the introduction of new products by leading microprocessor vendors and other suppliers;
•The introduction and market acceptance of new technologies and products, and our success in new and evolving markets, and incorporating emerging technologies in our products, as well as the adoption of new standards;
•Changes in our product pricing policies, including those made in response to new product announcements;
•Mix of whether customer purchases are of partially or fully integrated systems or subsystems and accessories and whether made directly or through our indirect sales channel partners;
•The effect of mergers and acquisitions among our competitors, suppliers, customers, or partners;
•General economic conditions in our geographic markets;
•Geopolitical tensions, including trade wars, tariffs and/or sanctions in our geographic markets;
•Impact of regulatory changes on our cost of doing business; and
•Costs associated with remediation and legal proceedings related to restatement of our financial statements in prior years.

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

We have become increasingly dependent upon larger sales to grow our business. In particular, in recent years, we have completed larger sales to leading internet data center and cloud customers, large enterprise customers and OEMs. No single customer accounted for 10% or more of net sales in fiscal years 2021, 2020 or 2019. If customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products, or we are unable to supply such customers with products, at the levels, in the timeframes or within the geographies that we expect, including as a result of the impact of COVID-19 on their or our businesses, our ability to maintain or grow our net sales will be adversely affected.

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

Before the COVID-19 pandemic, we provided forward looking financial guidance when we announced our financial results for the prior quarter. No assurances can be given that we will continue to provide forward looking financial guidance, and if we do issue forward looking guidance, the uncertainties related to these items could cause us to revise such guidance. If issued, we undertake no obligation to update any forward looking guidance at any time. In the past, our financial results have failed to meet the guidance we provided. There are a number of reasons why we have failed to meet guidance in the past and might fail again in the future, including, but not limited to, the factors described in these Risk Factors.

Increases in average selling prices for our server solutions have historically significantly contributed to increases in net sales in some of the periods covered by this Annual Report. Such prices are subject to decline if customers do not continue to purchase our latest generation products or additional components, which could harm our results of operations.

Increases in average selling prices for our server solutions have significantly contributed to increases in net sales in some of the periods covered by this Annual Report. Recently, the market for key components has become more volatile during the COVID-19 pandemic. As with most electronics based products, average selling prices of server and storage products are typically highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future, which may be exacerbated by continued effects from the COVID-19 pandemic. In some instances, our agreements with our indirect sales channel partners limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to decrease the average per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be harmed.

Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.

Prices of certain materials and core components utilized in the manufacture of our server and storage solutions, such as serverboards, chassis, CPUs, memory, hard drives and SSDs, represent a significant portion of our cost of sales. While we have increased our purchases of certain critical materials and core components in response to the supply and demand uncertainties associated with the COVID-19 pandemic, we do not have long-term supply contracts for all critical materials and core components, but instead often purchase these materials and components on a purchase order basis. Prices of these core components and materials are volatile, and, as a result, it is difficult to predict expense levels and operating results. In addition, if our business growth renders it necessary or appropriate to transition to longer term contracts with materials and core component suppliers, our costs may increase and our gross margins could correspondingly decrease.

Because we often acquire materials and key components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of these materials and key components. Our industry has experienced materials shortages and delivery delays in the past, including as a result of the negative impact of COVID-19 on global supply chains, and we may experience shortages or delays of critical materials or increased logistics costs to obtain necessary materials in a timely manner in the future. The COVID-19 pandemic has resulted in widely reported shortages of semiconductors. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and key components, which can adversely impact our revenue. If shortages, supply or demand imbalances or delays arise, the prices of these materials and key components may increase or the materials and key components may not be available at all. In the event of shortages, some of our larger competitors may have greater abilities to obtain materials and key components due to their larger purchasing power. We may not be able to secure enough key components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, results of operations and financial condition. In addition, from time to time, we have accepted customer orders with various types of component pricing protection. Such arrangements have increased our exposure to component pricing fluctuations and have adversely affected our financial results in certain quarters.

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

Malicious computer programmers and hackers may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. While we employ a number of protective measures, including firewalls, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on our systems. While there have been unauthorized intrusions into our network in the past, none of these intrusions, individually or in the aggregate, had a material adverse effect on our business, operations, or products. We have taken steps to enhance the security of our network and computer systems but, despite these efforts, we may experience future intrusions, which could adversely affect our business, operations, or products. In addition, our hardware and software or third party components and software that we utilize in our products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the products. The costs to us to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Any claim that our products or systems are subject to a cyber-security risk, whether valid or not, could damage our reputation and adversely impact our revenues and results of operations.

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

We use Ablecom, a related party, for contract design and manufacturing coordination support and warehousing, and Compuware, also a related party and an affiliate of Ablecom, for distribution, contract manufacturing and warehousing. We work with Ablecom to optimize modular designs for our chassis and certain of other components. We outsource to Compuware a portion of our design activities and a significant part of our manufacturing of subassemblies, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 7.8%, 10.1% and 9.2% of our cost of sales for fiscal years 2021, 2020 and 2019, respectively. Ablecom and Compuware’s sales to us constitute a substantial majority of Ablecom and Compuware’s net sales. Ablecom and Compuware are both privately-held Taiwan-based companies. In addition, we have entered into a distribution agreement with Compuware, under which we have appointed Compuware as a nonexclusive distributor of our products in Taiwan, China and Australia.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of our Board of Directors (“the Board”). Steve Liang owned no shares of our common stock as of June 30, 2021, 2020 or 2019. Charles Liang and his spouse, Sara Liu, our Co-Founder, Senior Vice President and Director, jointly owned approximately 10.5% of Ablecom’s capital stock, while Mr. Steve Liang and other family members owned approximately 28.8% of Ablecom’s outstanding common stock as of June 30, 2021. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom as well.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on NASDAQ in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2021, the amount due on the unsecured loan (including principal and accrued interest) was approximately $15.3 million.

Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware.

Mr. Charles Liang is our Chief Executive Officer and Chairman of the Board, is a significant stockholder of our company, and has considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by the economic interests of Mr. Charles Liang and his spouse, Ms. Sara Liu, as stockholders of Ablecom and Mr. Charles Liang's personal relationship with Ablecom’s Chief Executive Officer and Compuware's Chief Executive Officer. We may not negotiate or enforce contractual terms as aggressively with Ablecom or Compuware as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom or Compuware are not as favorable to us as arms-length transactions, our results of operations may be harmed.

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

Negative publicity about our company or our products, even if inaccurate or untrue, could adversely affect our reputation and the confidence in our products, which could harm our business and operating results. For example, in October 2018, a news article was published alleging that malicious hardware chips were implanted on our motherboards during the manufacturing process at the facilities of a contract manufacturer in China. We undertook a thorough investigation of this claim with the assistance of a leading, independent third-party investigations firm wherein we tested a representative sample of our motherboards, including the specific type of motherboard depicted in the news article and motherboards purchased by companies referenced in the article, as well as more recently manufactured motherboards. After completing these examinations as well as a range of functional tests, the investigations firm reported that it had found no evidence of malicious hardware on our motherboards. In addition, neither the publisher of the news article nor any of our customers have ever provided a single example of any such altered motherboard. However, despite repeated denials of any tampering by our customers and us, and the announcement of the results of this independent investigation, the publication of this false allegation in 2018 had a substantial negative impact on the trading price of our common stock and our reputation. The October 2018 news article, the follow up news article published in January 2021, and any similar future article making similar false allegations, may continue to have a negative impact in the future.

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

Our future success depends in large part upon the continued service of our current executive management team and other key employees. In particular, Charles Liang, our President, Chief Executive Officer and Chairman of the Board, is critical to the overall management of our company as well as to our strategic direction. Mr. Liang co-founded our company and has been our Chief Executive Officer since our inception. His experience in leading our business and his personal involvement in key relationships with suppliers, customers and strategic partners are extremely valuable to our company. We currently do not have a succession plan for the replacement of Mr. Liang if it were to become necessary. Additionally, we are particularly dependent on the continued service of our existing research and development personnel because of the complexity of our products and technologies. Our employment arrangements with our executives and employees do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. The loss of services of any of these executives or of one or more other key members of our team could seriously harm our business.

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

Strategic and Industry Risks

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

Over time we expect to continue to make investments to pursue new customers and expand our product and service offerings to grow our business. We also expect that our annual operating expenses will continue to increase as we invest in sales and marketing, research and development, manufacturing and production infrastructure, software and product service offerings, and strengthen customer service and support resources for our customers. Our failure to expand operational and financial or internal control systems timely or efficiently could result in additional operating inefficiencies, which could increase our costs and expenses more than we had planned and prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

If our business grows, we will have to manage additional product design projects, materials procurement processes and sales efforts and marketing for an increasing number of SKUs, provide and update an increasing amount of software utilized in our hardware offerings, provide more sophisticated product service offerings to support our customers, and expand the number and scope of our relationships with suppliers, distributors and end customers. If we fail to manage these additional responsibilities and relationships successfully, we may incur significant costs, which may negatively impact our operating results. Additionally, in our efforts to be first to market with new products with innovative functionality and features, we may devote significant research and development resources to products and product features for which a market does not develop quickly, or at all. If we are not able to predict market trends accurately, we may not benefit from such research and development activities, and our results of operations may suffer.

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

Furthermore, we may not execute successfully on our vision or strategy because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our suppliers, providing those solutions before we do and loss of market share, revenue, and earnings. The success of new products depends on several factors, including proper new product and service definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, market acceptance of these products, and providing appropriate support of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our other product categories and key priority and growth areas may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.

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

Our principal competitors include global technology companies such as Cisco, Dell, Hewlett-Packard Enterprise and Lenovo. In addition, we also compete with a number of other vendors who also sell application optimized servers, contract manufacturers/OEMs and original design manufacturers (“ODMs”), such as Foxconn, Inspur, Quanta Computer and Wiwynn Corporation. ODMs sell server solutions marketed or sold under a third-party brand.

Many of our competitors enjoy substantial competitive advantages, such as:

•Greater name recognition and deeper market penetration;
•Longer operating histories;
•Larger sales and marketing organizations and research and development teams and budgets;
•More established relationships with customers, contract manufacturers and suppliers and better channels to reach larger customer bases and larger sales volume allowing for better costs;
•Larger customer service and support organizations with greater geographic scope;
•A broader and more diversified array of products and services; and
•Substantially greater financial, technical and other resources.

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

We rely on a limited number of suppliers for certain components used to manufacture our products.

Certain components used in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply, including interruptions on the global supply chain in connection with COVID-19, or increased demand in the industry. One of our suppliers accounted for 20.3%, 26.8%, and 21.8% of total purchases of components for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Ablecom and Compuware, related parties, accounted for 7.8%, 10.1% and 9.2% of our total cost of sales for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. If any of our largest suppliers discontinue their operations or if our relationships with them are adversely impacted, we could experience a material adverse effect on our business, results of operations and financial condition. See also “—Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.”

We rely on indirect sales channels and any disruption in these channels could adversely affect our sales.

We depend on our indirect sales channel partners to assist us in promoting market acceptance of our products. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new channel relationships. Our indirect sales channel partners also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our indirect sales channel more favorable terms or have more products available to meet the needs of their customers, or utilize the leverage of broader product lines sold through the indirect sales channel, those channel partners may de-emphasize or decline to carry our products. In addition, the order decision-making process in our indirect sales channel is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by our indirect sales channel partners to the end customers. To maintain our participation in the marketing programs of our indirect sales channel partners, we have provided and expect to continue to offer cooperative marketing arrangements and offer short-term pricing concessions.

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

Our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•Heightened price sensitivity from customers in emerging markets;
•Our ability to establish local manufacturing, support and service functions, and to form channel relationships with value added resellers in non-United States markets;
•Localization of our systems and components, including translation into foreign languages and the associated expenses;
•Compliance with multiple, conflicting and changing governmental laws and regulations;
•Foreign currency fluctuations;
•Limited visibility into sales of our products by our channel partners;
•Greater concentration of competitors in some foreign markets than in the United States;
•Laws favoring local competitors;
•Weaker legal protections of intellectual property rights and mechanisms for enforcing those rights;
•Market disruptions created by other public health crises in regions outside the United States, such as avian flu, SARS and other diseases;
•Import and export tariffs;
•Difficulties in staffing and the costs of managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and
•Changing regional economic and political conditions.

These factors could limit our future international sales or otherwise adversely impact our operations or our results of operations.

Our results of operations may be subject to fluctuations based upon our investment in corporate ventures.

We have a 30% minority interest in a China corporate venture that was established to market and sell corporate venture branded systems in China based upon products and technology we supply. We record earnings and losses from the corporate venture using the equity method of accounting. Our loss exposure is limited to the remainder of our equity investment in the corporate venture which as of June 30, 2021 and 2020 was $4.6 million and $2.7 million, respectively. We currently do not intend to make any additional investment in this corporate venture. See Part II, Item 8, Note 8, “Investment in a Corporate Venture” to the consolidated financial statements in this Annual Report. We may make investments in other corporate ventures. We do not control this corporate venture and any fluctuation in the results of operations of the corporate venture or any other similar transaction that we may enter into in the future could adversely impact, or result in fluctuations in, our results of operations.

In June 2020, the third-party parent company that controls our corporate venture was placed on a U.S. government export control list, along with several related entities. In addition, the United States has further prohibitions on conducting business with certain entities in China and continued to impose additional tariffs. If economic conditions or trade disputes, including trade restrictions and tariffs such as those between the United States and China, in the areas in which we market and sell our products and other key potential markets for our products continue to remain uncertain or deteriorate, it may further affect the value of our investment in the corporate venture.

Legal and Regulatory Risks

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

We are subject to federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to materials, including hazardous and toxic materials. If we were to violate or become liable under environmental, health and safety laws in the future as a result of our inability to obtain permits, human error, accident, equipment failure or other causes, we could be subject to fines, costs or civil or criminal sanctions, face third-party property damage or personal injury claims or be required to incur substantial investigation or remediation costs, any of which could have a material adverse effect on business, results of operations and financial condition.

We also face increasing complexity in our product design as we adjust to new requirements relating to the materials composition, energy efficiency and recyclability of our products, including EU eco-design requirements for servers and data storage products (Commission Regulation (EU) 2019/424). We are also subject to laws and regulations providing consumer warnings, such as California’s “Proposition 65” which requires warnings for certain chemicals deemed by the State of California to be dangerous. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis that will likely result in additional costs, and could require that we change the design and/or manufacturing of products, and could have a material adverse effect on business, results of operations or financial condition.

We are also subject to the Section 1502 of the Dodd Frank Act concerning the supply of certain minerals coming from the conflict zones in and around the Democratic Republic of Congo, and adhere to broader industry best practices to source minerals responsibly from all Conflict-Affected and High-Risk Areas (CAHRA). These requirements and best practices can affect the cost and ease of sourcing minerals used in the manufacture of electronics.

If we are unable to maintain and further develop effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report and attestation from our independent registered public accountant on our internal control over financial reporting. Both our evaluation and the external attestation have and will continue to increase our and our independent public accountant costs and expenses.

In the past, we have had one or more material weaknesses, which we have remediated. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective, which could cause our stock price to decline. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, penalties, trading suspensions or other remedies.

The matters leading to the delay in the filing of our 2017 10-K and adverse publicity and potential concerns from our customers, including from our prior lack of effective internal control over financial reporting, have had and could continue to have an adverse effect on our business and financial condition.

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

Our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•Establish a classified Board of Directors so that not all members of our Board are generally elected at one time
•Require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•Authorize the issuance of “blank check” preferred stock that our Board could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•Limit the ability of our stockholders to call special meetings of stockholders;
•Prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•Provide that our Board is expressly authorized to adopt, alter or repeal our bylaws; and
•Establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Financial Risks

We incurred significant expenses related to the matters that led to the delay in the filing of our 2017 10-K and may incur expenses related to any resulting litigation.

We devoted substantial internal and external resources towards investigating, discovering, understanding and remediating the matters that led to the delay in the filing of our 2017 10-K (all as described in the 2017 10-K). As a result of these efforts, we incurred substantial incremental fees and expenses for additional accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. Specifically, in connection with these efforts, we incurred professional fees of approximately $0.5 million, $14 million, $67 million and $42 million in fiscal years 2021, 2020, 2019 and 2018, respectively. In addition, as of and for the year ended June 30, 2020, we recorded a liability of $17.5 million for our SEC settlement of the investigation into our Company's financial accounting for fiscal years 2014 to 2017. We have taken a number of steps in order to strengthen our corporate culture, sales processes, and accounting function so as to allow us to be able to provide timely and accurate financial reporting. To the extent these steps are not successful, we could be required to devote significant additional time and incur significant additional expenses. Even if these steps are successful, we may incur significant legal fees in future periods as we address litigation and regulatory action arising from the matters that led to the delay in the filing our 2017 10-K. The expenses we are incurring in this regard, as well as the substantial time devoted by our management to identify and address internal control deficiencies, could have a material adverse effect on our business, results of operations and financial condition.

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

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Reform Act”), and in December 2019, we realigned our international business operations and group structure to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our United States and international income changes for any reason, or due to changes in U.S. or international tax laws. In particular, a substantial portion of our revenue is generated from customers located outside the United States.

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

The trading prices of technology company securities historically have been highly volatile. In addition, the global markets have experienced volatility as a result of the COVID-19 pandemic. The trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this filing, that may affect the trading price of our common stock include:

•The impact of COVID-19 on our business, the global economy and trading markets;
•The outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders to which we are subject;
•Actual or anticipated variations in our operating results, including failure to achieve previously provided guidance;
•Announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;
•Changes in recommendations by any securities analysts that elect to follow our common stock;
•The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•False or misleading press releases or articles regarding our company or our products;
•The loss of a key customer;
•The loss of key personnel;
•Technological advancements rendering our products less valuable;
•Lawsuits filed against us, including those described in Part I, Item 3, “Legal Proceedings”;
•Changes in operating performance and stock market valuations of other companies that sell similar products;
•Price and volume fluctuations in the overall stock market;
•Market conditions in our industry, the industries of our customers and the economy as a whole; and
•Other events or factors, including those resulting from war, incidents of terrorism, political instability or responses to these events.

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

As of July 31, 2021, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 42.4% of our common stock, net of treasury stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

General Risks

Our products may not be viewed as supporting climate change mitigation in the IT sector.

According to the Journal Nature, the global energy demand of IT equipment is expected to be 20% of global energy demand by 2030. More than 70% of the Scope 3 (lifecycle) emissions of our server products are attributed to their use in data centers. Our ability to create energy saving products is key to climate change mitigation, and business success. In addition, climate change reporting and product certification are increasingly sought by customers and regulators. If we do not satisfy customer requirements for products that help mitigate climate change, and document how they contribute to such change, it could have a material adverse impact on our business, operating results, and financial conditions.

Our business and operations may be impacted by natural disaster events, including those brought on by climate change.

Land, sea and air routes between economic centers are subject to weather events exacerbated by climate change and can disrupt commercial activity. Our most significant business offices, research and development, and manufacturing locations, are in the San Jose, California area and in Taiwan. Each region is subject to climate change events, and known for earthquakes. While we have adopted a business continuity plan, there is no certainty it will be effective for significant natural disasters, which could have a material adverse impact on business, operating results, and financial condition.

Item 1B.    Unresolved Staff Comments

    None.

Item 2.        Properties

As of June 30, 2021, we owned approximately 2,273,000 square feet and leased approximately 753,000 square feet of office and manufacturing space. Our long-lived assets located outside of the United States represented 34.4%, 23.5% and 21.5% of total value of long-lived assets in fiscal years 2021, 2020 and 2019, respectively. See Part II, Item 8, Note 18, “Segment Reporting” to the consolidated financial statements in this Annual Report for a summary of long-lived assets by geographic region.

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 1,307,000 square feet of office and manufacturing space. We lease approximately 5,000 square feet of office space in Jersey City, New Jersey under a lease that expires in January 2022, lease approximately 46,000 square feet of office space in San Jose, California under a lease that expires in January 2022, and lease approximately 246,000 square feet of warehouse space in Fremont, California under a lease that expires in July 2025. Our European headquarters for manufacturing and service operations is located in Den Bosch, the Netherlands where we own approximately 12,000 square feet of office and we lease approximately 203,000 square feet of office and manufacturing space under five leases, which expire in July 2025 and June 2026. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 954,000 square feet of office and manufacturing space on 6.96 acres of land. These manufacturing facilities are pledged as security under the existing term loans with $59.8 million remaining outstanding as of June 30, 2021. Our research and development center, service operations, and warehouse space in Asia are located in an approximately 106,000 square feet facility in Taipei, Taiwan under twelve leases that expire at various dates ranging from January 2022 through May 2024 and an approximately 134,000 square feet facility in Taoyuan, Taiwan under six leases that expire from December 2021 through December 2023.

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

Item 3.        Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the caption “Litigation and Claims” in Note 16 “Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of these proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We became a public company in March 2007, prior to which there was no public market for our common stock. On January 14, 2020, our common stock was relisted on the NASDAQ Global Select Market under the symbol “SMCI".

Holders

As of July 31, 2021, there were 23 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.

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

The following graph compares our cumulative five-year total stockholder return on our common stock with the cumulative return of the Nasdaq Computer Index and Nasdaq Composite Index. The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index on June 30, 2016 and our relative performance tracked through June 30, 2021. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	6/30/2016	6/30/2017	6/30/2018	6/30/2019	6/30/2020	6/30/2021
Super Micro Computer, Inc.	100.00	99.20	95.17	77.87	114.25	141.57
Nasdaq Composite Index	100.00	126.80	155.09	165.33	207.71	299.50
Nasdaq Computer Index	100.00	136.30	176.47	190.98	273.59	411.33

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2021, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
Month 1 (April 1, 2021 to April 30, 2021)	236,171	$39.56	236,171	$150.0 million
Month 2 (May 1, 2021 to May 31, 2021)	83,341	$35.28	—	$150.0 million
Month 3 (June 1, 2021 to June 30, 2021)	—	$—	—	$150.0 million
Total	319,512	$38.45	236,171
__________________________
(1)Includes shares withheld from delivery to satisfy tax withholding obligations of recipients that occur upon the vesting of restricted stock units granted under our equity incentive plans.
(2)On January 29, 2021, a duly authorized subcommittee of our Board approved a share repurchase program to repurchase up to $200 million of our common stock at prevailing prices in the open market. The share repurchase program is effective until July 31, 2022 or until the maximum amount of common stock is repurchased, whichever occurs first.

Item 6.        Reserved

Removed and reserved.

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

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2021, 2020 and 2019, our net income was $111.9 million, $84.3 million and $71.9 million, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

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

We quickly transitioned certain of our indirect labor forces to work from home at the earlier phase of the pandemic and continued to operate our local assembly in Taiwan and, after an initial period of disruption, in the United States and Europe. We operate in the critical industry of IT infrastructure and we assessed our customer base to identify priority customers who operate in critical industries. We continue to see ongoing demand and do not have significant direct exposure to industries such as retail, oil and gas and hospitality, which have been impacted the greatest. As time passes, we may discover greater indirect exposure to distressed industries through our channel partners and OEM customers.

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

We monitor the credit profile and payment history of our customers to evaluate risk in specific industries or geographic areas where cash flow may be disrupted. While we believe that we are adequately capitalized, we actively manage our liquidity needs. In December 2020, our Taiwan subsidiary entered into a general credit agreement with E.SUN Bank in Taiwan. This general credit agreement provides for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of $30 million. The term of this general credit agreement was through September 18, 2021. In June 2021, we negotiated an extension of our credit facility with Bank of America to extend the maturity date to June 2026. In July 2021, we replaced our prior credit facility and term loan facility with China Trust and Bank Corp ("CTBC Bank"), with a new facility for omnibus credit lines.

Our management team is focused on guiding our company through the ongoing challenges presented by COVID-19. Currently, there are positive signs with vaccine availability and reductions in infection rates; however, with the possibility of new virus strains and vaccine supply constraints, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations within the next 12 months. See also “Business–Employees and Human Capital Resources.”

Financial Highlights

The following is a summary of financial highlights of fiscal years 2021 and 2020:

•Net sales increased by 6.5% in fiscal year 2021 as compared to fiscal year 2020.

•Gross margin declined to 15.0% in fiscal year 2021 from 15.8% in fiscal year 2020, primarily due to product and customer mix and increased logistic costs.

•Operating expenses declined by 6.8% in fiscal year 2021 as compared to fiscal year 2020, primarily due to the special performance bonuses to our employees and the accrual for our settlement with the SEC incurred in fiscal year 2020.

•Net income increased to $111.9 million in fiscal year 2021 as compared to $84.3 million in fiscal year 2020, which was primarily due to the higher net sales and lower operating expenses in fiscal year 2021 as compared to fiscal year 2020.

•Our cash and cash equivalents were $232.3 million and $210.5 million at the end of fiscal years 2021 and 2020, respectively. In fiscal year 2021, we generated net cash of $21.1 million, of which $123.0 million was provided by operating activities related primarily to the increase in net income. We also invested $58.0 million in purchases of property and equipment, including construction of a new facility in San Jose, California, and used $44.4 million in financing activities primarily due to the repurchase of $130.0 million of our common stock, which was offset by the proceeds from borrowings.

Critical Accounting Policies and Estimates

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

Revenue Recognition

The most critical accounting policy estimate and judgments required in applying ASC 606, Revenue Recognition of Contracts from Customers, and our revenue recognition policy relate to the determination of the transaction price, distinct performance obligations and the evaluation of the standalone selling price (the “SSP”) for each performance obligation.

We generate revenues from the sale of server and storage systems, subsystems, accessories, services, server software management solutions, and support services. Many of our customer contracts include multiple performance obligations. Judgment is required in determining whether each performance obligation within a customer contract is distinct. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship.

As part of determining the transaction price in contracts with customers, we may be required to estimate variable consideration when determining the amount of revenue to recognize. We estimate reserves for future sales returns based on a review of our history of actual returns. Based upon historical experience, a refund liability is recorded at the time of sale for estimated product returns and an asset is recognized for the amount expected to be recorded in inventory upon product return, less the expected recovery costs. We also estimate the costs of customer and distributor programs and incentive offerings such as price protection, rebates, as well as the estimated costs of cooperative marketing arrangements where the fair value of the benefit derived from the costs cannot be reasonably estimated. Any provision is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

We allocate the transaction price for each customer contract to each performance obligation based on the relative SSP for each performance obligation within each contract. We recognize the amount of transaction price allocated to each performance obligation within a customer contract as revenue as each performance obligation is delivered. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgement. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we apply judgment to estimate the SSP. For substantially all performance obligations, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations which can also be influenced by intense competition, changes in demand for our products and services, economic and other factors.

These estimates and judgements have not fluctuated significantly for the fiscal year ended June 30, 2021 compared to prior fiscal years.

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
We receive various rebate incentives from certain suppliers based on our contractual arrangements, including volume-based rebates. The rebates earned are recognized as a reduction of cost of inventories and reduce the cost of sales in the period when the related inventory is sold. We determine the volume-based rebates to be recognized in the cost of sales on a first-in, first-out basis.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of income become deductible expenses under applicable income tax laws, or when loss or credit carryforwards are utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the valuation allowance on deferred tax assets would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required.

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
The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

We have concluded that Ablecom and its affiliate, Compuware, are VIEs; however, we are not the primary beneficiary as we do not have the power to direct the activities that are most significant to the entities and therefore, we do not consolidate these entities. In performing this analysis, we considered our explicit arrangements with Ablecom and Compuware, including all contractual arrangements with these entities. Also, as a result of the substantial related party relationships between us and these two companies, we considered whether any implicit arrangements exist that would cause us to protect these related parties’ interests from suffering losses. We determined that no material implicit arrangements exist with Ablecom, Compuware, or their shareholders.

Our ability to assess correctly our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. Subsequent evaluations of the primary beneficiary of a VIE may require the use of different assumptions that could lead to identification of a different primary beneficiary, resulting in a different consolidation conclusion than what was determined at inception of the arrangement.

Results of Operations

The following table presents certain items of our consolidated statements of operations expressed as a percentage of revenue.

	Years Ended June 30,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.0%	84.2%	85.8%
Gross profit	15.0%	15.8%	14.2%
Operating expenses:
Research and development	6.3%	6.6%	5.1%
Sales and marketing	2.4%	2.5%	2.2%
General and administrative	2.8%	4.1%	4.0%
Total operating expenses	11.5%	13.2%	11.3%
Income from operations	3.5%	2.6%	2.9%
Other (expense) income, net	(0.1)%	—%	—%
Interest expense	(0.1)%	(0.1)%	(0.2)%
Income before income tax provision	3.3%	2.5%	2.7%
Income tax provision	(0.2)%	(0.1)%	(0.4)%
Share of income (loss) from equity investee, net of taxes	—%	0.1%	(0.1)%
Net income	3.1%	2.5%	2.2%

Net Sales

Net sales consist of sales of our server and storage solutions, including systems and related services and subsystems and accessories. The main factors that impact net sales of our server and storage systems are the number of compute nodes sold and the average selling prices per node. The main factors that impact net sales of our subsystems and accessories are units shipped and the average selling price per unit. The prices for our server and storage systems range widely depending upon the configuration, including the number of compute nodes in a server system as well as the level of integration of key components such as SSDs and memory. The prices for our subsystems and accessories can also vary widely based on whether a customer is purchasing power supplies, server boards, chassis or other accessories.

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

The following table presents net sales by product type for fiscal years 2021, 2020 and 2019 (dollars in millions):

	Years Ended June 30,			2021 over 2020 Change		2020 over 2019 Change
	2021	2020	2019	$	%	$	%
Server and storage systems	$2,790.3	$2,620.8	$2,858.7	$169.5	6.5%	$(237.9)	(8.3)%
Percentage of total net sales	78.4%	78.5%	81.7%
Subsystems and accessories	767.1	718.5	641.7	48.6	6.8%	76.8	12.0%
Percentage of total net sales	21.6%	21.5%	18.3%
Total net sales	$3,557.4	$3,339.3	$3,500.4	$218.1	6.5%	$(161.1)	(4.6)%

Fiscal Year 2021 Compared with Fiscal Year 2020

During fiscal year 2021 we experienced increased revenue from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales of server and storage systems was primarily due to an increase of average selling prices per compute node by approximately 17%, offset by a decrease of approximately 9% in the number of units of compute nodes sold. We typically adjust our selling prices as component costs rise and fall. The increase in average selling prices was primarily due to significant inventory component price increases resulting from component shortages during fiscal year 2021. The year-over-year increase in net sales of subsystems and accessories was primarily due to an increase of approximately 5% in the volume of subsystems and accessories sold, mainly due to increased demand and approximately 2% increase in average selling prices due primarily to the increase in costs of the components. Our services and software revenue, included in server and storage systems revenue, increased by $0.2 million year-over-year.

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

The following table presents percentages of net sales by geographic region for fiscal years 2021, 2020 and 2019 (dollars in millions):

	Years Ended June 30,			2021 over 2020 Change		2020 over 2019 Change
	2021	2020	2019	$	%	$	%
United States	$2,107.9	$1,957.3	$2,032.9	$150.6	7.7%	$(75.6)	(3.7)%
Percentage of total net sales	59.3%	58.6%	58.1%
Asia	699.7	650.7	712.2	49.0	7.5%	(61.5)	(8.6)%
Percentage of total net sales	19.7%	19.5%	20.3%
Europe	614.8	598.6	611.0	16.2	2.7%	(12.4)	(2.0)%
Percentage of total net sales	17.3%	17.9%	17.5%
Others	135.0	132.7	144.3	2.3	1.7%	(11.6)	(8.0)%
Percentage of total net sales	3.7%	4.0%	4.1%
Total net sales	$3,557.4	$3,339.3	$3,500.4	$218.1	6.5%	$(161.1)	(4.6)%

Fiscal Year 2021 Compared with Fiscal Year 2020

The year-over-year increase in net sales in the United States was primarily due to an increase in net sales of our server and storage systems. The year-over-year increase in net sales in Asia was primarily due to an increase in net sales of our server and storage systems in China, Singapore, India and Japan, partially offset by a decrease in the net sales in Taiwan. The year-over-year increase in net sales in Europe was primarily due to an increase in net sales of our server and storage systems in the Germany, UK and France, partially offset by a decrease in net sales in the Netherlands and Russia.

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

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing predominantly performed at our manufacturing facilities in the same region where our products are sold. During the fiscal year 2021, we continued to expand manufacturing and service operations in Taiwan primarily to support our Asian and European customers and have continued to work on improving our utilization of our overseas manufacturing capacity. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware combined represented 7.8%, 10.1% and 9.2% of our cost of sales for fiscal years 2021, 2020 and 2019, respectively. For further details on our dealings with related parties, see Part II, Item 8, Note 13, “Related Party Transactions.”

Cost of sales and gross margin for fiscal years 2021, 2020 and 2019, are as follows (dollars in millions):

	Years Ended June 30,			2021 over 2020 Change		2020 over 2019 Change
	2021	2020	2019	$	%	$	%
Cost of sales	$3,022.9	$2,813.1	$3,004.8	$209.8	7.5%	$(191.7)	(6.4)%
Gross profit	534.5	526.2	495.5	8.3	1.6%	30.7	6.2%
Gross margin	15.0%	15.8%	14.2%		(0.8)%		1.6%

Fiscal Year 2021 Compared with Fiscal Year 2020

The year-over-year increase in cost of sales was primarily attributable to an increase of $244.1 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume and an increase of $8.9 million of freight. This was offset by a decrease of $29.5 million in overhead costs attributable primarily to a recovery of costs paid in prior periods, a decrease of $12.4 million in the provision of excess inventory and obsolescence and a decrease of $2.6 million in personnel expenses due to a decrease in special performance bonuses in the fiscal year 2021. Warranty and repairs costs also decreased by $3.4 million in the fiscal year 2021 as compared to the fiscal year 2020.

The period-over-period decrease in the gross margin percentage was primarily due to sales prices increasing at a slower rate than the increase in the costs of components and due to the decrease in services and software revenue which have higher margins than product sales. Since the start of the COVID-19 pandemic, we have experienced an increase in both logistics costs as well as direct labor costs as we incentivize our employees to continue to work and assist us in serving our customers. This increase in costs negatively impacts our gross margins, and we expect these higher costs to continue for the duration of the COVID-19 pandemic.

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

Operating expenses for fiscal years 2021, 2020 and 2019 are as follows (dollars in millions):

	Years Ended June 30,			2021 over 2020 Change		2020 over 2019 Change
	2021	2020	2019	$	%	$	%
Research and development	$224.4	$221.5	$179.9	$2.9	1.3%	$41.6	23.1%
Sales and marketing	85.7	85.1	77.2	0.6	0.7%	7.9	10.2%
General and administrative	100.5	133.9	141.2	(33.4)	(24.9)%	(7.3)	(5.2)%
Total operating expenses	$410.6	$440.5	$398.3	(29.9)	(6.8)%	42.2	10.6%

Fiscal Year 2021 Compared with Fiscal Year 2020

The year-over-year increase in research and development expenses was primarily due to an increase of $11.6 million in costs mainly related to materials, supplies and equipment used in product development. During the fiscal year 2020, we recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred materials, supplies and equipment costs for one canceled joint product development agreement.

Personnel expenses increased $1.7 million as a result of an increase in the number of research and development employees, These increases were partially offset by an increase of $8.8 million in research and development credits from certain suppliers and customers towards our development efforts and a $1.5 million decrease in trade shows and business travel as a result in a change in our operations in response to the COVID-19 pandemic.

The year-over-year increase in sales and marketing expenses was primarily due to an increase of $1.2 million in advertising expenses, a $1.0 million increase in other sales and marketing expenses, offset by a $1.7 million decrease in trade shows and business travel as a result in a change in our operations in response to the COVID-19 pandemic.

The year-over-year decrease in general and administrative expenses was due to a decrease of $41.8 million in professional fees incurred to investigate, assess and remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, a decrease of $4.1 million in other expenses related to the COVID-19 pandemic, and a $1.1 million decrease in supplies costs. These decreases were partially offset by a $12.9 million increase in personnel expenses due to increased full time personnel and bonuses.

We anticipate the above expenses impacted by the COVID-19 pandemic to normalize if and when the COVID-19 pandemic is over.

Fiscal Year 2020 Compared with Fiscal Year 2019

The year-over-year increase in research and development expenses was primarily due to an increase of $41.3 million in personnel expenses as a result of an increase in the number of research and development employees and a special performance bonus of $17.3 million, a decrease of $0.7 million in reimbursements received for certain research and development costs that we incurred as part of joint product development; an increase of $6.7 million in costs mainly related to materials, supplies and equipment used in product development, and an increase of $1.8 million in facilities expenses. During fiscal year 2020, we also recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred expenses for one canceled joint product development agreement.

The year-over-year increase in sales and marketing expenses was primarily due to an increase of $8.1 million in personnel expenses as a result of an increase in the number of sales and marketing personnel and a special performance bonus of $1.8 million.

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

Interest and Other Expense, Net

Other (expense) income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other expense, net for fiscal years 2021, 2020 and 2019 are as follows (dollars in millions):

	Years Ended June 30,			2021 over 2020 Change		2020 over 2019 Change
	2021	2020	2019	$	%	$	%
Other (expense) income, net	$(2.8)	$1.4	$(1.0)	$(4.2)	(300.0)%	$2.4	(240.0)%
Interest expense	(2.5)	(2.2)	(6.7)	(0.3)	13.6%	4.5	(67.2)%
Interest and other expense, net	$(5.3)	$(0.8)	$(7.7)	$(4.5)	562.5%	$6.9	(89.6)%

Fiscal Year 2021 Compared with Fiscal Year 2020

The change of $4.2 million in other (expense) income, net was attributable to a decrease of $2.4 million in interest income on our interest-bearing deposits due primarily to lower yields on investments and an increase of $1.8 million in foreign exchange loss due to unfavorable foreign currency fluctuations.

Fiscal Year 2020 Compared with Fiscal Year 2019

The year-over-year change in interest expense of $4.5 million is primarily a result of lower interest rates and reduced levels of borrowings in fiscal year 2020 as compared to fiscal year 2019. The change of $2.4 million in other (expense) income, net was attributable to an increase of $1.6 million in interest income on our interest bearing deposits and a decrease of $0.8 million in other expenses.

Provision for Income Taxes

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, primarily the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, uncertain tax positions, tax benefits from foreign derived intangible income and stock based compensation. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Part II, Item 8, Note 15, “Income Taxes” to the consolidated financial statements in this Annual Report.

Provision for income taxes and effective tax rates for fiscal years 2021, 2020 and 2019 are as follows (dollars in millions):

	Years Ended June 30,			2021 over 2020 Change		2020 over 2019 Change
	2021	2020	2019	$	%	$	%
Income tax provision	$6.9	$2.9	$14.9	$4.0	137.9%	$(12.0)	(80.5)%
Effective tax rate	5.8%	3.4%	16.6%

Fiscal Year 2021 Compared with Fiscal Year 2020

The year-over-year increase in the effective tax rate was primarily due to a release of reserve from uncertain tax positions in the prior year.

Fiscal Year 2020 Compared with Fiscal Year 2019

The year-over-year decrease in the effective tax rate was primarily due to an increase in tax benefits from research and development tax credits, stock based compensation, releases of uncertain tax positions, and U.S. sales to foreign jurisdictions, partially offset by the tax impact from the non-deductible settlement with the SEC.

Share of (Loss) from Equity Investee, Net of Taxes

	Years Ended June 30,			2021 over 2020 Change		2020 over 2019 Change
	2021	2020	2019	$	%	$	%
Share of income (loss) from equity investee, net of taxes	$0.2	$2.4	$(2.7)	$(2.2)	(91.7)%	$5.1	188.9%

Fiscal Year 2021 Compared with Fiscal Year 2020

The year-over-year decrease of $2.2 million in share of income from equity investee, net of taxes was primarily due to lower net income recognized by the Corporate Venture in the fiscal year 2021 as compared to 2020.

Fiscal Year 2020 Compared with Fiscal Year 2019

The year-over-year increase of $5.1 million from share of (loss) to income from equity investee, net of taxes was primarily due to net income recognized by the Corporate Venture in the fiscal year 2020 as compared to net loss in the fiscal year 2019.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as an increase in the need for working capital due to longer supply chain manufacturing and delivery times. Our cash and cash equivalents were $232.3 million and $210.5 million as of June 30, 2021 and 2020, respectively. Our cash in foreign locations was $152.6 million and $98.0 million as of June 30, 2021 and 2020, respectively.
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
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the twelve months following the issuance of these consolidated financial statements. We expect to pay a special performance bonus of approximately $4.0 million to our CEO within the next year. During the fiscal year 2021, the target average closing price of our common stock condition for the bonus was satisfied but no determination has been made if the specified performance condition has been satisfied.

During the fiscal year ended June 30, 2021, we retired 1,333,125 shares of common stock repurchased in prior years. Additionally, we repurchased and retired 4,209,211 shares of common stock for an aggregated $130.0 million under multiple share repurchase programs. All programs were completed during the fiscal year except for the program approved on January 29, 2021 to repurchase up to an aggregate of $200.0 million of our common stock at market prices. The program is effective until July 31, 2022 or if earlier, until the maximum amount of common stock is repurchased. As of June 30, 2021, we still had $150.0 million available to be used by July 31, 2022.

Our key cash flow metrics were as follows (dollars in millions):

	Years Ended June 30,			2021 over 2020	2020 over 2019
	2021	2020	2019
Net cash provided by (used in) operating activities	$123.0	$(30.3)	$262.6	$153.3	$(292.9)
Net cash used in investing activities	$(58.0)	$(43.6)	$(24.8)	$(14.4)	$(18.8)
Net cash (used in) provided by financing activities	$(44.4)	$23.8	$(95.8)	$(68.2)	$119.6
Net increase (decrease) in cash, cash equivalents and restricted cash	$21.1	$(49.8)	$141.8	$70.9	$(191.6)

Operating Activities

Net cash provided by operating activities increased by $153.3 million for fiscal year 2021 as compared to fiscal year 2020. While net income increased by $27.6 million in fiscal year 2021 as compared to fiscal year 2020, the increase in cash flows from operating activities was due primarily to a decrease of cash used for net working capital requirements of $120.3 million. Non-cash charges related to stock-based compensation expense increased by $8.4 million, collection of bad debt previously reserved decreased by $2.3 million, income from equity investee decreased by $2.2 million and $5.4 million decrease in the non-cash charges related to the change in our deferred income tax assets. These increases in the cash flow from operating activities were partially offset by the decrease of $11.6 million in previously reserved excess and obsolete inventory.

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

Investing Activities

Net cash used in investing activities was $58.0 million, $43.6 million and $24.8 million for the fiscal years 2021, 2020 and 2019, respectively, as we invested in our Green Computing Park in San Jose to expand our capacity and office space we purchased and expanded our Bade Facility in Taiwan and made purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities increased by $68.2 million for fiscal year 2021 as compared to fiscal year 2020 primarily due to an increase of $130.0 million in repurchase of our common stock, partially offset by an increase of $61.9 million in proceeds from borrowings net of repayment. Net cash used in financing activities decreased by $119.6 million for fiscal year 2020 as compared to fiscal year 2019 primarily due to decreased net repayments of debt of $96.4 million, and cash receipts from exercises of stock options of $28.3 million offset by increased cash payments for withholding taxes from the vesting of restricted stock of $5.2 million.

Other Factors Affecting Liquidity and Capital Resources

2018 Bank of America Credit Facility

In April 2018, we entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On June 28, 2021, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 28, 2026, reduce the size of the facility from $250.0 million to $200.0 million, increase the maximum amount that we can request the facility be increased (the accordion feature) from $100.0 million to $150.0 million, and update provisions relating to erroneous payments and LIBOR replacement mechanics. In addition, the amendment reduced both the unused line fee from 0.375% per annum to 0.2% or 0.3% per annum (depending upon amount drawn under the facility) and the interest rate applicable to the facility from LIBOR plus 2.00% or 3.00% per annum (depending upon amount drawn under the facility) to LIBOR plus 1.375% or 1.625% per annum. As of June 30, 2021, we had no outstanding borrowings. Our available borrowing capacity was $200.0 million, subject to the borrowing base limitation and compliance with other applicable terms. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. The 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. In addition, we are not permitted to pay any dividends. Under the terms of the 2018 Bank of America Credit Facility agreement, we are required to maintain a certain fixed charge ratio and we have been in compliance with all covenants under the 2018 Bank of America Credit Facility.

CTBC Bank

2020 CTBC Credit Facility

In August 2020, we entered into a credit agreement with CTBC Bank in Taiwan that provides for term loans of up to $50.0 million (the "2020 CTBC Credit Facility"), which had a maturity date of August 2021. As of June 30, 2021, the outstanding borrowings under the CTBC Credit Facility revolving line of credit were $18.0 million and the interest rates for these loans were 0.98% per annum. The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $25.1 million at June 30, 2021 and the interest rates for these loans were 0.75% per annum. The amount available for future borrowing under the CTBC Credit Facility was $6.9 million as of June 30, 2021. The term loans are secured by certain of our assets, including certain property, plant, and land. There are no financial covenants under the 2020 CTBC Credit Facility.

2020 CTBC Term Loan Facility due June 4, 2030

In May 2020, we entered into a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to obtain up to NTD 1.2 billion ($40.7 million in U.S. dollar equivalents) in financing for use in the expansion and renovation of our Bade Manufacturing Facility located in Taiwan. Draw downs on the 2020 CTBC Term Loan Facility are based on 80% of balances owed on commercial invoices from the contractor and are drawn according to the progress of the renovations. Borrowings under the 2020 CTBC Term Loan Facility are available through June 2022. We are required to pay against total outstanding principal and interest in equal monthly installments starting June 2023 and continuing through the maturity date of June 2030. The 2020 CTBC Term Loan Facility is secured by the Bade Manufacturing Facility, including any expansion. Fees paid to the lender as debt issuance costs were immaterial. We borrowed $29.0 million in the fiscal year ended June 30, 2021 with a rate of 0.45% per annum. As of June 30, 2021, the amount outstanding under the 2020 CTBC Term Loan Facility was $34.7 million and the net book value of the property serving as collateral was $45.9 million. We have financial covenants requiring our current ratio, debt service coverage ratio, and financial debt ratio, to be maintained at certain levels. As of June 30, 2021, we were in compliance with all financial covenants under the 2020 CTBC Term Loan Facility.

2021 CTBC Credit Lines

On July 20, 2021 (the “Effective Date”), we entered into a general agreement for omnibus credit lines with CTBC Bank, which replaced the 2020 CTBC Credit Facility and 2020 CTBC Term Loan Facility (the “Prior CTBC Credit Lines”) in their entirety and permits borrowings, from time to time, of (i) a term loan facility of up to NTD1,550.0 million ($55.4 million in U.S. dollar equivalents) and (ii) a line of credit facility of up to US$105.0 million (the “2021 CTBC Credit Lines”). Interest rates are to be established according to individual credit arrangements established pursuant to the 2021 CTBC Credit Lines, which interest rates shall be subject to adjustment depending on the satisfaction of certain conditions. Term loans made pursuant to the 2021 CTBC Credit Lines are secured by certain of our assets, including certain property, land, plant, and equipment located in Bade, Taiwan. We are subject to various financial covenants under the 2021 CTBC Credit Lines, including current ratio, debt service coverage ratio, and financial debt ratio requirements. Amounts outstanding under the Prior CTBC Credit Lines on the Effective Date were assumed by the 2021 CTBC Credit Lines.

E.SUN Credit Facility

In December 2020, Super Micro Computer Inc, Taiwan, our wholly-owned Taiwan subsidiary, entered into a General Credit Agreement (the “E.SUN Credit Facility”) with E.SUN Bank in Taiwan. The E.SUN Credit Facility provides for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of $30.0 million. Terms for specific drawdowns are set forth in separate Notification and Confirmation of Credit Conditions by and between us and E.SUN Bank. The E.SUN Credit Facility expires September 18, 2021. There are no financial covenants associated with the E.SUN Credit Facility. A Notification and Confirmation Agreement was entered into on December 2, 2020 for a $30.0 million import loan (the “Import Loan”) under the E. SUN Credit Facility with a tenor of 120 days bearing interest at a rate based on LIBOR or TAIFX plus a fixed margin. As of June 30, 2021, the amounts outstanding under the E.SUN Credit Facility were $20.4 million and the interest rates for these loans ranged from approximately .0% to1.29% per annum. As of June 30, 2021, the amount available for future borrowing under the E.SUN Credit Facility was $9.6 million.

Refer to Part I, Item 1, Note 10, “Short-term and Long-term Debt” in our notes to consolidated financial statements in this Annual Report on Form 10-K for further information on our outstanding debt.

Capital Expenditure Requirements

We anticipate our capital expenditures in fiscal year 2022 will be approximately $21.4 million, relating primarily to costs associated in our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

We intend to continue to focus our capital expenditures in fiscal year 2022 to support the growth of our operations. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts, applications or technologies.

Contractual Obligations

Our estimated future obligations as of June 30, 2021 include both current and long term obligations. For our long-term debt as noted in Part I, Item 1, Note 10, “Short-term and Long-term Debt”, we have a current obligation of $63.5 million and a long-term obligation of $34.7 million. Under our operating leases as noted in Note 12, "Leases", we have a current obligation of $6.3 million and a long-term obligation of $14.5 million. As noted in Note 16, "Commitments and Contingencies", we have current obligations related to noncancelable purchase commitments of $569.8 million.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2021, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.45% to 1.5% at June 30, 2021. Based on the outstanding principal indebtedness of $98.2 million under our credit facilities as of June 30, 2021, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange (loss) gain for fiscal years 2021, 2020 and 2019 was $(3.2) million, $(1.4) million and $0.5 million, respectively.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Super Micro Computer, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the "Company") as of June 30,2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 27, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventories - Excess and Obsolescence Reserve — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s inventories are stated at lower of cost, using weighted average cost method, or net realizable value. The Company evaluates inventory on a quarterly basis for excess and obsolescence and lower of cost or net realizable value and, as necessary, writes down the valuation of inventory based upon inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors.

We identified the excess and obsolescence reserve as a critical audit matter because of judgments made by management in determining the reserve rates applied by inventory aging category to estimate the Company’s excess and obsolescence reserve. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s reserve rates within its estimation of the inventory excess and obsolescence reserve.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve rates applied to the inventory aging categories to estimate the Company’s excess and obsolescence reserve included the following procedures, among others:

a.We tested the effectiveness of controls over the review of the calculation of excess and obsolescence reserve based on the Company’s reserve methodology, including management’s evaluation of the reserve rates by inventory aging category using historical data.
b.To understand and evaluate the Company’s methodology for determining inventory that is excess or obsolete and the key assumptions and judgments made as part of the process, including the reserve rates, we made inquiries of various personnel in the Company including but not limited to finance and operations personnel about the expected product lifecycles and product development plans.
c.We involved data specialists to assess management’s estimate on reserve rates by recalculating historical reserve rates across multiple fiscal periods. We compared our independently developed historical reserve rates with the reserve rates used by management.
d.We tested the accuracy and completeness of the underlying data utilized in management’s excess and obsolescence reserve, including the classification of inventory by aging category. Then, selected a sample of inventory products and verified the items were properly included in the correct aging category for determination of the reserve rate.
e.We considered the existence of contradictory evidence based on reading of internal communications to management, Company press releases, and industry reports, as well as our observations and inquires as to changes within the business.

/s/ Deloitte & Touche LLP
San Jose, California
August 27, 2021
We have served as the Company's auditor since fiscal 2003.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$232,266	$210,533
Accounts receivable, net of allowances of $2,591 and $4,586 at June 30, 2021 and 2020, respectively (including amounts receivable from related parties of $8,678 and $8,712 at June 30, 2021 and 2020, respectively)	463,834	403,745
Inventories	1,040,964	851,498
Prepaid expenses and other current assets (including receivables from related parties of $23,748 and $19,791 at June 30, 2021 and 2020, respectively)	130,195	126,985
Total current assets	1,867,259	1,592,761
Investment in equity investee	4,578	2,703
Property, plant and equipment, net	274,713	233,785
Deferred income taxes, net	63,288	54,898
Other assets	32,126	34,499
Total assets	$2,241,964	$1,918,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $70,096 and $72,368 at June 30, 2021 and 2020, respectively)	$612,336	$417,673
Accrued liabilities (including amounts due to related parties of $18,528 and $16,206 at June 30, 2021 and 2020, respectively)	178,850	155,401
Income taxes payable	12,741	4,700
Short-term debt	63,490	23,704
Deferred revenue	101,479	106,157
Total current liabilities	968,896	707,635
Deferred revenue, non-current	100,838	97,612
Long-term debt	34,700	5,697
Other long-term liabilities (including related party balance of $0 and $1,699 at June 30, 2021 and 2020, respectively)	41,132	41,995
Total liabilities	1,145,566	852,939
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000; Outstanding shares: 50,582,078 and 52,408,703 at June 30, 2021 and 2020, respectively
Issued shares: 50,582,078 and 53,741,828 at June 30, 2021 and 2020, respectively	438,012	389,972
Treasury stock (at cost), 0 and 1,333,125 shares at June 30, 2021 and 2020, respectively	—	(20,491)
Accumulated other comprehensive income (loss)	453	(152)
Retained earnings	657,760	696,211
Total Super Micro Computer, Inc. stockholders’ equity	1,096,225	1,065,540
Noncontrolling interest	173	167
Total stockholders’ equity	1,096,398	1,065,707
Total liabilities and stockholders’ equity	$2,241,964	$1,918,646

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2021	2020	2019
Net sales (including related party sales of $79,018, $85,759, and $69,906 in fiscal years 2021, 2020 and 2019, respectively)	$3,557,422	$3,339,281	$3,500,360
Cost of sales (including related party purchases of $239,558, $283,056, and $276,843 in fiscal years 2021, 2020 and 2019, respectively)	3,022,884	2,813,071	3,004,838
Gross profit	534,538	526,210	495,522
Operating expenses:
Research and development	224,369	221,478	179,907
Sales and marketing	85,683	85,137	77,154
General and administrative	100,539	133,941	141,228
Total operating expenses	410,591	440,556	398,289
Income from operations	123,947	85,654	97,233
Other (expense) income, net	(2,834)	1,410	(1,020)
Interest expense	(2,485)	(2,236)	(6,690)
Income before income tax provision	118,628	84,828	89,523
Income tax provision	(6,936)	(2,922)	(14,884)
Share of income (loss) from equity investee, net of taxes	173	2,402	(2,721)
Net income	$111,865	$84,308	$71,918
Net income per common share:
Basic	$2.19	$1.65	$1.44
Diluted	$2.09	$1.60	$1.39
Weighted-average shares used in calculation of net income per common share:
Basic	51,157	50,987	49,917
Diluted	53,507	52,838	51,716

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2021	2020	2019
Net income	$111,865	$84,308	$71,918
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	605	(72)	(245)
Total other comprehensive income (loss)	605	(72)	(245)
Total comprehensive income	$112,470	$84,236	$71,673

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	50,914,571	$331,550	(1,333,125)	$(20,491)	$165	$532,271	$157	$843,652
Cumulative effect of adjustment from adoption of new accounting standard, net of taxes	—	—	—	—	—	7,714	—	7,714
Release of common stock shares upon vesting of restricted stock units	549,886	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(175,044)	(3,051)	—	—	—	—	—	(3,051)
Stock-based compensation	—	21,184	—	—	—	—	—	21,184
Foreign currency translation loss	—	—	—	—	(245)	—	—	(245)
Net income	—	—	—	—	—	71,918	4	71,922
Balance at June 30, 2019	51,289,413	$349,683	(1,333,125)	$(20,491)	$(80)	$611,903	$161	$941,176
Exercise of stock options, net of taxes	1,804,789	28,343						28,343
Release of common stock shares upon vesting of restricted stock units	979,274	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(331,648)	(8,243)	—	—	—	—	—	(8,243)
Stock-based compensation	—	20,189	—	—	—	—	—	20,189
Foreign currency translation loss	—	—	—	—	(72)	—	—	(72)
Net income	—	—	—	—	—	84,308	6	84,314
Balance at June 30, 2020	53,741,828	$389,972	(1,333,125)	$(20,491)	$(152)	$696,211	$167	$1,065,707
Exercise of stock options, net of taxes	1,645,800	28,387	—	—	—	—	—	28,387
Release of common stock shares upon vesting of restricted stock units	1,011,406	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(274,620)	(8,721)	—	—	—	—	—	(8,721)
Share repurchase and retirement	(5,542,336)	(175)	1,333,125	20,491		(150,316)		(130,000)
Stock-based compensation	—	28,549	—	—	—	—	—	28,549
Foreign currency translation gain	—	—	—	—	605	—	—	605
Net income	—	—	—	—	—	111,865	6	111,871
Balance at June 30, 2021	50,582,078	$438,012	—	$—	$453	$657,760	$173	$1,096,398

See accompanying notes to consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$111,865	$84,308	$71,918
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,185	28,472	24,202
Stock-based compensation expense	28,549	20,189	21,184
(Recoveries of) Allowance for doubtful accounts	(820)	(3,081)	7,058
Provision for excess and obsolete inventories	6,805	18,373	32,946
Other	(1,044)	1,364	733
Impairment of investments	—	—	2,661
Share of (income) loss from equity investee	(173)	(2,402)	2,721
Foreign currency exchange loss (gain)	2,482	1,008	(313)
Deferred income taxes, net	(8,390)	(13,772)	(17,100)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $34, $4,727 and $(10,357) in fiscal years 2021, 2020 and 2019, respectively)	(59,325)	(7,023)	85,027
Inventories	(196,271)	(199,683)	119,314
Prepaid expenses and other assets (including changes in related party balances of $(3,957), $1,511 and $2,714 in fiscal years 2021, 2020 and 2019, respectively)	(5,291)	(29,869)	8,410
Accounts payable (including changes in related party balances of $(2,272), $12,559 and $(18,001) in fiscal years 2021, 2020 and 2019, respectively)	189,309	59,889	(173,410)
Income taxes payable	8,041	(8,321)	5,831
Accrued liabilities (including changes in related party balances of $2,322, $5,670 and $(7,858) in fiscal years 2021, 2020 and 2019, respectively)	24,705	27,865	11,456
Deferred revenue	(1,452)	350	59,800
Other long-term liabilities (including changes in related party balances of $(1,699), $(1,301) and $(500) in fiscal years 2021, 2020 and 2019, respectively)	(4,220)	(8,001)	116
Net cash provided by (used in) operating activities	122,955	(30,334)	262,554
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $7,347, $4,386 and $4,472 in fiscal years 2021, 2020 and 2019, respectively)	(58,016)	(44,338)	(24,849)
Proceeds from sale of investment in a privately-held company	—	750	—
Net cash used in investing activities	(58,016)	(43,588)	(24,849)
FINANCING ACTIVITIES:
Proceeds from borrowings, net of debt issuance costs	127,059	164,791	41,760
Repayment of debt	(60,629)	(159,191)	(67,700)
Net repayment on asset-backed revolving line of credit, net of costs	—	(1,116)	(65,945)
Payment of other fees for debt financing	(561)	(650)	(625)
Proceeds from exercise of stock options	28,387	28,343	—
Changes in obligations under capital leases	25	(138)	(267)
Payment of withholding tax on vesting of restricted stock units	(8,721)	(8,243)	(3,051)
Stock repurchases	(130,000)	—	—
Net cash (used in) provided by financing activities	(44,440)	23,796	(95,828)
Effect of exchange rate fluctuations on cash	560	376	(119)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,059	(49,750)	141,758
Cash, cash equivalents and restricted cash at beginning of year	212,390	262,140	120,382
Cash, cash equivalents and restricted cash at end of year	$233,449	$212,390	$262,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,948	$2,172	$3,861
Cash paid for taxes, net of refunds	$2,914	$43,317	$23,604

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $400, $2,223 and $1,609 as of June 30, 2021, 2020 and 2019, respectively)	$9,003	$12,051	$9,232
Equipment purchased under capital leases	$3,258	$—	$—
Contribution of certain technology rights to equity investee	$—	$—	$3,000
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

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value, which is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly arms-length transaction between market participants. When measuring fair value, the Company takes into account the characteristics of the asset or liability that a market participant would consider when pricing the asset or liability at the measurement date. The Company considers one or more techniques for measuring fair value: market approach, income approach, and cost approach. The valuation techniques include inputs that are based on three different levels of observability to the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2 - Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
•Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company applies judgment to estimate the standalone selling price taking into account available information, such as internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives, for the related performance obligations.

When the Company receives consideration from a customer prior to transferring goods or services to the customer, the Company records a contract liability (deferred revenue). The Company also recognizes deferred revenue when it has an unconditional right to consideration (i.e., a receivable) before transfer of control of goods or services to a customer.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Allowances for Doubtful Accounts

Customers are subjected to a credit review process that evaluates each customer’s financial position and ability and intent to pay. On a quarterly basis, the Company makes estimates of its uncollectible accounts receivable by analyzing the aging of accounts receivable, history of bad debts, customer concentrations, customer-credit-worthiness, and current economic trends to evaluate the adequacy of the allowance for doubtful accounts. The Company's (recovery of) provision for bad debt was $(0.8) million, $(3.1) million, and $7.1 million in fiscal years 2021, 2020 and 2019, respectively.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and provision for lower of cost or net realizable value and excess and obsolete inventory.

Product Warranties

The Company offers product warranties typically ranging from 15 to 39 months against any defective products. These standard warranties are assurance type warranties and the Company does not offer any services beyond the assurance that the product will continue working as specified. Therefore, these warranties are not considered separate performance obligations in the arrangement. Based on historical experience, the Company accrues for estimated returns of defective products at the time revenue is recognized. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are recorded to cost of sales and included in accrued liabilities and other long-term liabilities. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions, changes in the volume of claims compared with the Company's historical experience, and the changes in the cost of servicing warranty claims. The Company accounts for the effect of such changes in estimates prospectively. The following table presents for the fiscal years ended June 30, 2021, 2020 and 2019, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities and other long-term liabilities (in thousands):

	Years Ended June 30,
	2021	2020	2019
Balance, beginning of the year	$12,379	$11,034	$9,884
Provision for warranty	29,638	35,962	22,991
Costs utilized	(30,575)	(34,502)	(26,281)
Change in estimated liability for pre-existing warranties	1,421	(115)	4,440
Balance, end of the year	$12,863	$12,379	$11,034
Current portion	10,185	9,984	8,661
Non-current portion	$2,678	$2,395	$2,373

Research and Development

Research and development expenses consist of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for the Company's research and development personnel, as well as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to the Company's research and development activities. All research and development costs are expensed as incurred. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $10.9 million, $2.1 million, and $2.8 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. During the fiscal year ended June 30, 2020, the Company also recorded a

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
$9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred expenses for one canceled joint product development agreement.

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

Advertising Costs

    Advertising costs, net of reimbursements received under the cooperative marketing arrangements with the Company's vendors, are expensed as incurred. Total advertising and promotional expenses were $4.1 million, $3.0 million and $2.4 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
interests from suffering losses. The Company determined it has no material implicit arrangements with Ablecom, Compuware or their shareholders.

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each party contributed $0.2 million for a 50% ownership interest of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the fiscal years ended 2021, 2020 and 2019, the accounts of the Management Company were consolidated with the accounts of Super Micro Computer, and a noncontrolling interest was recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's consolidated statements of operations.

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

The computation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2021	2020	2019
Numerator:
Net income	$111,865	$84,308	$71,918

Denominator:
Weighted-average shares outstanding	51,157	50,987	49,917
Effect of dilutive securities	2,350	1,851	1,799
Weighted-average diluted shares	53,507	52,838	51,716

Basic net income per common share	$2.19	$1.65	$1.44
Diluted net income per common share	$2.09	$1.60	$1.39

For the fiscal years ended June 30, 2021, 2020 and 2019, the Company had stock options, RSUs and PRSUs outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 670,179, 2,208,000, and 3,758,000 for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 20.3%, 26.8%, and 21.8% of total purchases for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Purchases from Ablecom and Compuware, related parties of the Company as noted in Note 13, "Related Party Transactions," accounted for a combined 7.8%, 10.1%, and 9.2% of total cost of sales for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales in fiscal years 2021, 2020 and 2019. One customer accounted for 13.5% and 10.1% of accounts receivable, net as of June 30, 2021 and 2020, respectively.

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

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued authoritative guidance, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. Under this new guidance, a company is required to estimate credit losses on certain types of financial instruments using an expected-loss model, replacing the current incurred-loss model, and record the estimate through an allowance for credit losses, which results in more timely recognition of credit losses. The Company adopted this guidance on July 1, 2020 using the modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption of the guidance had no material impact on the Company’s consolidated financial statements as of July 1, 2020.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains an allowance for credit losses for accounts receivable and the investment in an auction rate security. The allowance for credit losses is estimated using a loss rate method, considering factors such as customers’ credit risk, historical loss experience, current conditions, and forecasts. The allowance for credit losses is measured on a collective (pool) basis by aggregating customer balances with similar risk characteristics. The Company also records a specific allowance based on an analysis of individual past due balances or customer-specific information, such as a decline in creditworthiness or bankruptcy. The new guidance has no material impact on the Company's consolidated financial statements for the year ended June 30, 2021.

In August 2018, the FASB issued amended guidance, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statements, including the consideration of costs and benefits. The Company adopted this guidance on July 1, 2020. As of June 30, 2021, the Company’s investment in an auction rate security is the only Level 3 investment measured at fair value on a recurring basis. Changes to the disclosures in the consolidated financial statements were immaterial. See Note 2, "Fair Value Disclosure".

In August 2018, the FASB issued authoritative guidance, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract as well as hosting arrangements that include an internal use software license with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new guidance. The Company adopted this guidance on July 1, 2020, prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued amended guidance, Simplifying the Accounting for Income Taxes, to remove certain exceptions to the general principles from ASC 740 - Income Taxes, and to improve consistent application of U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company from July 1, 2021; early adoption is permitted. The Company determined that the adoption of the guidance will not have a material impact on the Company's consolidated financial statements and disclosures.

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 31, 2022. In January 2021, the FASB issued further guidance on this topic, which clarified the scope and application of the original guidance. LIBOR is used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility and E.SUN Credit Facility. The 2018 Bank of America Credit Facility was amended on June 28, 2021 with a new maturity date of June 28, 2026 and fallback terms related to LIBOR replacement mechanics. As the amendment has changes not related to LIBOR replacement, optional expedients under this guidance cannot be elected. E.SUN Credit Facility will terminate on September 18, 2021 before the phase out of LIBOR. Therefore, the Company does not expect the adoption of the guidance to have an impact on its consolidated financial statements and disclosures.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of June 30, 2021 and June 30, 2020. See Note 1, "Organization and Summary of Significant Accounting Policies," for a discussion of the Company’s policies regarding the fair value hierarchy. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of June 30, 2021.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of June 30, 2021 and 2020, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2021	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$151	$—	$—	$151
Certificates of deposit(2)	—	863	—	863
Auction rate security	—	—	1,556	1,556
Total assets measured at fair value	$151	$863	$1,556	$2,570

June 30, 2020	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$1,163	$—	$—	$1,163
Certificates of deposit(2)	—	836	—	836
Auction rate security	—	—	1,571	1,571
Total assets measured at fair value	$1,163	$836	$1,571	$3,570

Liabilities
Performance awards liability(3)	$—	$2,100	$—	$2,100
Total liabilities measured at fair value	$—	$2,100	$—	$2,100
__________________________
(1) $0.0 million and $0.4 million in money market funds are included in cash and cash equivalents and $0.2 million and $0.8 million in money market funds are included in restricted cash, non-current in other assets in the consolidated balance sheets as of June 30, 2021 and 2020, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.3 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.4 million and $0.3 million in certificates of deposit are included in restricted cash, non-current in other assets in the consolidated balance sheets as of June 30, 2021 and 2020, respectively.

(3) As of June 30, 2021, the Company no longer measures performance awards liability at fair value because the Company trued up the performance awards liability to the cash payment value. As of June 30, 2020, the current portion of the performance awards liability of $1.5 million is included in accrued liabilities and the noncurrent portion of $0.6 million is included in other long-term liabilities in the consolidated balance sheets.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the fiscal year ended June 30, 2021, the credit losses related to the Company’s investments was not significant.

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

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for fiscal years 2021 and 2020.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in fiscal years 2021 and 2020.

The following is a summary of the Company’s investment in an auction rate security as of June 30, 2021 and 2020 (in thousands):

	June 30, 2021
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(194)	$1,556

	June 30, 2020
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(179)	$1,571

For the fiscal year ended June 30, 2021, the Company's loss recognized in other comprehensive income for the auction rate security was immaterial. No gain or loss was recognized in other comprehensive income for the auction rate security for the fiscal years ended June 30, 2020 and 2019.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2021 and 2020, total debt of $98.2 million and $29.4 million, respectively, is reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $0.1 million as of June 30, 2021 and 2020, respectively. The Company accounts for these investments at cost minus impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the years ended June 30, 2021 and 2020, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during fiscal year 2021 and 2020. During fiscal year 2019, the Company recorded impairment charges of $2.7 million for its non-marketable equity securities which had an initial cost basis of $2.7 million as it was determined the carrying value of the investments were not recoverable.

Note 3.         Revenue

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
    Disaggregation of Revenue

The Company disaggregates revenue by type of product and geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2021	2020	2019
Server and storage systems	$2,790,305	$2,620,754	$2,858,644
Subsystems and accessories	767,117	718,527	641,716
Total	$3,557,422	$3,339,281	$3,500,360

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services.
Subsystems and accessories are comprised of serverboards, chassis and accessories.

International net sales are based on the country and geographical region to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Years Ended June 30,
	2021	2020	2019
United States	$2,107,910	$1,957,329	$2,032,948
Asia	699,653	650,652	712,211
Europe	614,826	598,558	611,014
Other	135,033	132,742	144,187
Total	$3,557,422	$3,339,281	$3,500,360

Starting July 1, 2020, the Company does not separately disclose revenue by products sold to indirect sales channel partners or direct customers and original equipment manufacturers because management does not make business operational decisions based on this set of disaggregation so the disclosure is no longer material to investors.

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Revenue recognized during fiscal year ended June 30, 2021, which was included in the opening deferred revenue balance as of June 30, 2020 of $203.8 million, was $101.6 million.

Deferred revenue decreased $1.5 million during the fiscal year ended June 30, 2021 as compared to the fiscal year ended June 30, 2020 mainly due to the recognition of revenue from contracts entered into in prior periods exceeding the value of the transaction price allocated for service contract performance obligations during the fiscal year ended June 30, 2021.

    Transaction Price Allocated to the Remaining Performance Obligations

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remaining performance obligations represent the aggregate the amount of transaction price that is allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services. that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of June 30, 2021 was approximately $202.3 million. The Company expects to recognize approximately 50% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

Note 4.        Accounts Receivable Allowances

    The Company has established an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the age of outstanding receivables, credit risk of specific customers, historical trends related to past losses and other relevant factors. Accounts receivable allowances as of June 30, 2021, 2020 and 2019 consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses (Recovered), net	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2021	$4,586	$(820)	$(1,175)	$2,591
Year ended June 30, 2020	8,906	(3,081)	(1,239)	4,586
Year ended June 30, 2019	1,945	7,058	(97)	8,906

Note 5.        Inventories

Inventories as of June 30, 2021 and 2020 consisted of the following (in thousands):

	June 30,
	2021	2020
Finished goods	$761,694	$656,817
Work in process	80,472	38,146
Purchased parts and raw materials	198,798	156,535
Total inventories	$1,040,964	$851,498

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal years 2021, 2020 and 2019, the Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $6.8 million, $18.4 million and $32.9 million, respectively. The Company classifies subsystems and accessories that may be sold separately or incorporated into systems as finished goods.

Note 6.        Property, Plant, and Equipment

    Property, plant and equipment as of June 30, 2021 and 2020 consisted of the following (in thousands):

	June 30,
	2021	2020
Buildings	$86,930	$86,930
Land	76,421	75,251
Machinery and equipment	97,671	85,381
Buildings construction in progress(1)	87,438	46,311
Building and leasehold improvements	26,640	24,517
Software	22,592	20,597
Furniture and fixtures	22,843	21,544
	420,535	360,531
Accumulated depreciation and amortization	(145,822)	(126,746)
Property, plant and equipment, net	$274,713	$233,785
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California and a new building in Taiwan.

Note 7.        Prepaid Expenses and Other Assets

Prepaid expenses and other current assets as of June 30, 2021 and 2020 consisted of the following (in thousands):

	June 30,
	2021	2020
Other receivables(1)	$99,921	$96,669
Prepaid income tax	12,288	14,323
Prepaid expenses	6,719	7,075
Deferred service costs	4,900	4,161
Restricted cash	251	250
Others	6,116	4,507
Total prepaid expenses and other current assets	$130,195	$126,985
__________________________
(1) Includes other receivables from contract manufacturers based on certain buy-sell arrangements of $76.2 million and $83.8 million as of June 30, 2021 and 2020, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other assets as of June 30, 2021 and 2020 consisted of the following (in thousands):

	June 30,
	2021	2020
Operating lease right-of-use asset	$20,047	$23,784
Deferred service costs, non-current	5,421	4,632
Deposits	1,669	1,201
Prepaid expense, non-current	1,973	1,576
Investment in auction rate security	1,556	1,571
Restricted cash, non-current	932	1,607
Others	528	128
Total other assets	$32,126	$34,499

Cash, cash equivalents and restricted cash as of June 30, 2021 and 2020 consisted of the following (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$232,266	$210,533
Restricted cash included in prepaid expenses and other current assets	251	250
Restricted cash included in other assets	932	1,607
Total cash, cash equivalents and restricted cash	$233,449	$212,390

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

The Company recorded a deferred gain related to the contribution of certain technology rights. As of June 30, 2021 and 2020, the Company had unamortized deferred gain balance of $1.0 million and $2.0 million, respectively, in accrued liabilities and $0.0 million and $1.0 million, respectively, in other long-term liabilities in the Company’s consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of such third-party parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of June 30, 2021. No impairment charge was recorded for the fiscal years ended June 30, 2021 and 2020.

The Company sold products worth $51.2 million, $61.9 million, $52.2 million to the Corporate Venture in the fiscal years 2021, 2020, 2019, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of June 30, 2021 and June 30, 2020 have been eliminated and have reduced the carrying value of the Company's investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $8.5 million and $7.8 million due from the Corporate Venture in accounts receivable, net as of June 30, 2021 and 2020, respectively.

Note 9.        Accrued Liabilities

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued liabilities as of June 30, 2021 and 2020 consisted of the following (in thousands):

	June 30,
	2021	2020
Accrued payroll and related expenses	$45,770	$33,577
Contract manufacturers liabilities	45,319	36,249
Customer deposits	32,419	9,942
Accrued warranty costs	10,185	9,984
Operating lease liability	6,322	6,310
Accrued cooperative marketing expenses	5,652	5,925
Accrued professional fees	2,737	5,661
Accrued legal liabilities	—	18,114
Others	30,446	29,639
Total accrued liabilities	$178,850	$155,401

Performance Awards Liability

In March 2020, the Board of Directors (the “Board”) approved performance bonuses for the Chief Executive Officer, a senior executive and two members of the Board, which payments will be earned when specified market and performance conditions are achieved.

The Chief Executive Officer’s aggregate cash bonuses of up to $8.1 million are earned in two tranches. The first 50% is payable if the average closing price for the Company’s common stock equals or exceeds $31.61 for any period of 20 consecutive trading days following the date of the agreement and ending prior to September 30, 2021 and the Chief Executive Officer remains employed with the Company through the date that such common stock price goal is determined to have been achieved. This payment can be reduced at the discretion of the Board to the extent the Company has not made adequate progress in remediating its material weaknesses in its internal control over financial reporting as determined by the Board. The second 50% is payable if the average closing price for the Company’s common stock equals or exceeds $32.99 for any period of 20 consecutive trading days following the date of the agreement and ending prior to June 30, 2022 and the Chief Executive Officer remains employed with the Company through the date that such common stock price goal is achieved. During the fiscal year ended June 30, 2021, the target average closing prices for both tranches were met but no determination has been made if there has been adequate progress in remediating the Company’s internal weaknesses in its internal control over financial reporting. The cash payment under the second tranche has been made as of June 30, 2021, but no cash payment had been made for the first tranche as the Board has to approve this payment.

Performance bonuses for a senior executive and two members of the Board are earned based on achieving a specified target average closing price for the Company’s common stock over the specified period as determined by the Board at the grant dates and continuous services through the payment dates. A senior executive earned an aggregate cash payment of $0.1 million when the target average closing price was met in the fourth quarter of fiscal year 2020. The two members of the Board can earn aggregate cash payments of $0.3 million in two tranches if the target average closing price reaches $31.61 for the first tranche and $32.99 per share for the second tranche. During the fiscal year ended June 30, 2021, the target average closing prices for both tranches were met and the cash payment for both tranches was made to the two Board members.

The Company accounts for the outstanding performance bonuses as liabilities and estimates fair value of payable amounts using a Monte-Carlo simulation model. The awards are re-measured at each period end with changes in fair value recorded in the Company’s consolidated statement of operations in operating expenses. The cumulative recorded expense at each period end is trued-up to the expected payable amount vested through the period end. The requisite service periods over which expenses are recognized are derived from the Monte-Carlo model for all performance awards, except for the first 50% of the Chief Executive Officer’s award that includes a performance condition. The Company estimates if it is probable that the performance condition will be met prior to the expiration date of this award. If at the measurement date it is determined to be probable, the Company estimates the requisite period as the longer of the service period derived by the Monte-Carlo model and the implicit service period when the Company expects to make adequate progress in remediating its material weaknesses in its internal control over financial reporting, as reported by the Company's Audit Committee. If it is determined to not be probable,

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
then the Company will reverse any previously recognized expense for this award in the period when it is no longer probable that the performance condition will be achieved.

With the satisfaction of the target average closing price conditions in the fiscal year ended June 30, 2021, the Company trued up all the unpaid performance bonuses to the cash payment value. As of June 30, 2021, the full cash value of the bonuses were paid, except the Chief Executive Officer's first tranche performance bonus which was recorded as an accrued liability on the Company's consolidated balance sheet. The Company has completed the remediation of its material weaknesses in its internal control over financial reporting, and anticipates that the Board will conclude that there has been adequate progress in remediating the Company's material weaknesses in its internal control over financial reporting by October 31, 2021. Therefore, as of June 30, 2021, the Company trued up the accrued liability for the Chief Executive Officer’s first tranche award to the expected payable amount vested through the period end and the unrecognized cash value will be recorded over the remaining service period.

Based on the cash payment value and estimated fair value of these performance bonuses as of June 30, 2021 and June 30, 2020, the Company recorded a $3.6 million and $2.1 million liability, respectively, of which $3.6 million and $1.5 million, respectively, was recorded within accrued liabilities and $0.0 million and $0.6 million, respectively, was recorded within other long-term liabilities on the Company's consolidated balance sheet. An unrecognized compensation expense of $0.5 million will be recorded over the remaining service periods of 0.18 years. The expense recognized during fiscal years 2021 and 2020 was $5.8 million and $2.1 million, respectively.

Note 10.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of June 30, 2021 and 2020 consisted of the following (in thousands):

	June 30,
	2021	2020
Line of credit:
CTBC Bank	$18,000	$—
E.SUN Bank	20,400	—
Total line of credit	38,400	—
Term loans:
CTBC Bank, due August 31, 2021	25,090	23,704
CTBC Bank, due June 4, 2030	34,700	5,697
Total term loans	59,790	29,401
Total debt	98,190	29,401
Short-term debt and current portion of long-term debt	63,490	23,704
Debt, Non-current	$34,700	$5,697

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On June 28, 2021, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 28, 2026, reduce the size of the facility from $250.0 million to $200.0 million, increase the maximum amount that the Company can request the facility be increased (the accordion feature) from $100.0 million to $150.0 million, and update provisions relating to erroneous payments and LIBOR replacement mechanics. In addition, the amendment reduced both the unused line fee from 0.375% per annum to 0.2% or 0.3% per annum (depending upon amount drawn under the facility) and the interest rate applicable to the facility from LIBOR plus 2.00% or 3.00% per annum (depending upon amount drawn under the facility) to LIBOR plus 1.375% or 1.625% per annum.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

As of June 30, 2021 and 2020, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. The interest rates under the 2018 Bank of America Credit Facility as of June 30, 2021 and 2020 were 1.50% and 3.00%, respectively. In October 2018, a $3.2 million letter of credit was issued under the 2018 Bank of America Credit Facility and in October 2019, the letter of credit amount was increased to $6.4 million. No amount was drawn under the standby letter of credit. In May 2021, the letter of credit was cancelled. The balance of debt issuance costs outstanding were $0.5 million and $0.6 million as of June 30, 2021 and 2020, respectively. The Company has been in compliance with all the covenants under the 2018 Bank of America Credit Facility, and as of June 30, 2021, the Company's available borrowing capacity was $200.0 million, subject to the borrowing base limitation and compliance with other applicable terms.

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

The total outstanding borrowings under the CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $25.1 million and $23.7 million at June 30, 2021 and 2020, respectively. The interest rate for these loans were 0.75% per annum as of June 30, 2021 and 0.63% per annum as of June 30, 2020. As of June 30, 2021 and 2020, the outstanding borrowings under the CTBC Credit Facility revolving line of credit were $18.0 million and $0.0 million, respectively. The interest rate was 0.98% per annum as of June 30, 2021. As of June 30, 2021, the amount available for future borrowing under the CTBC Credit Facility was $6.9 million. As of June 30, 2021, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Facility term loan was $24.8 million.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

As of June 30, 2021 and 2020, the amounts outstanding under the 2020 CTBC Term Loan Facility were $34.7 million and $5.7 million, respectively. The interest rates for these loans were 0.45% per annum as of June 30, 2021 and June 30, 2020. The net book value of the property serving as collateral as of June 30, 2021 was $45.9 million. As of June 30, 2021, the Company was in compliance with all financial covenants under the 2020 CTBC Term Loan Facility.

2021 CTBC Credit Lines

On July 20, 2021 (the “Effective Date”), the Company entered into a general agreement for omnibus credit lines with CTBC Bank, which replaced the CTBC Credit Facility and 2020 CTBC Term Loan Facility (the “Prior CTBC Credit Lines”) in their entirety and permit borrowings, from time to time, of (i) a term loan facility of up to NTD 1,550.0 million ($55.4 million in U.S. dollar equivalents) and (ii) a line of credit facility of up to US$105.0 million (the “2021 CTBC Credit Lines”). Interest rates are to be established according to individual credit arrangements established pursuant to the 2021 CTBC Credit Lines, which interest rates shall be subject to adjustment depending on the satisfaction of certain conditions. Term loans made pursuant to the 2021 CTBC Credit Lines are secured by certain of the Company’s assets, including certain property, land, plant, and equipment. As of June 30, 2021, the net book value of land and building located in Bade, Taiwan, collateralizing the New CTBC Credit Facility term loan was $70.7 million. The Company is subject to various financial covenants under the 2021 CTBC Credit Lines, including current ratio, debt service coverage ratio, and financial debt ratio requirements. Amounts outstanding under the Prior CTBC Credit Lines on the Effective Date were assumed by the 2021 CTBC Credit Lines.

E.SUN Bank Credit Facility

In December 2020, Super Micro Computer Inc, Taiwan, a wholly-owned Taiwan subsidiary of the Company, entered into a General Credit Agreement (the “E.SUN Credit Facility”) with E.SUN Bank in Taiwan. The E.SUN Credit Facility provides for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of $30.0 million. The E.SUN Credit Facility expires on September 18, 2021.

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

Terms for specific drawdown instruments issued under the E.SUN Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions by and between the Company and E.SUN Bank. A Notification and Confirmation of Credit Conditions agreement under the E.SUN Credit Facility was entered into on December 2, 2020 for a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days. In June 2021, the Import Loan was amended to, among other items, bearing interest at a rate based on the higher of LIBOR plus 1.00% then divided by 0.946 or TAIFX plus 0.80% then divided by 0.946. As of June 30, 2021, the amounts outstanding under the E.SUN Credit Facility was $20.4 million and the interest rates for these loans ranged from approximately 1.0% to 1.29% per annum. As of June 30, 2021, the amount available for future borrowing under the E.SUN Credit Facility was $9.6 million.

Principal payments on short-term and long-term debt obligations are due as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year:	Principal Payments
2022	$63,490
2023	413
2024	4,957
2025	4,957
2026	4,957
2027 and thereafter	19,416
Total short-term and long-term debt	$98,190

Note 11.         Other Long-term Liabilities

Other long-term liabilities as of June 30, 2021 and 2020 consisted of the following (in thousands):

	June 30,
	2021	2020
Accrued unrecognized tax benefits including related interest and penalties	$17,841	$15,496
Operating lease liability, non-current	14,539	18,102
Accrued warranty costs, non-current	2,678	2,395
Others	6,074	6,002
Total other long-term liabilities	$41,132	$41,995

Note 12.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the years ended June 30, 2021 and 2020 were as follows (in thousands):

	Years Ended June 30,
	2021	2020
Operating lease expense (including expense for lease agreements with related parties of $1,319 and $1,421 for the years ended June 30, 2021 and 2020, respectively)	$7,827	$6,993
Cash payments for operating leases (including payments to related parties of $1,351 and $1,443 for the years ended June 30, 2021 and 2020, respectively)	7,966	6,411
New operating lease assets obtained in exchange for operating lease liabilities	3,538	15,229
During the years ended June 30, 2021 and 2020, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the years ended June 30, 2021, 2020 and 2019 were $1.8 million, $1.3 million and $0.0 million, respectively.
As of June 30, 2021, the weighted average remaining lease term for operating leases was 3.8 years and the weighted average discount rate was 3.4%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of June 30, 2021 were as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year:	Maturities of operating leases
2022	$6,932
2023	5,430
2024	4,538
2025	4,382
2026 and beyond	1,017
Total future lease payments	$22,299
Less: Imputed interest	(1,438)
Present value of operating lease liabilities	$20,861

As of June 30, 2021, commitments under short-term lease arrangements and operating and financing leases that have not yet commenced were immaterial.

The Company has entered into lease agreements with related parties.  See Note 13, "Related Party Transactions" for a further discussion.

Note 13.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2021. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Charles Liang or Sara Liu do not own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware's capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 91.8%, 95.5% and 96.3% of the chassis included in the products sold by the Company during fiscal years 2021, 2020 and 2019, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $40.2 million and $23.2 million at June 30, 2021 and 2020, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $71.0 million and $45.7 million at June 30, 2021 and 2020, respectively, representing the maximum exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

The Company’s results from transactions with Ablecom and Compuware for each of the fiscal years ended June 30, 2021, 2020 and 2019 are as follows (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2021	2020	2019
Ablecom
Purchases(1)	$130,852	$160,084	$145,273

Compuware
Net sales	$27,865	$23,867	$17,651
Purchases(1)	115,213	131,763	139,579
__________________________
(1) Includes principally purchases of inventory and other miscellaneous items.

The Company's net sales to Ablecom were not material for the fiscal years ended June 30, 2021, 2020 and 2019.

The Company had the following balances related to transactions with Ablecom and Compuware as of June 30, 2021 and 2020 (in thousands):

	June 30,
	2021	2020
Ablecom
Accounts receivable and other receivables(1)	$5,577	$6,379
Accounts payable and accrued liabilities(2)	41,194	40,056
Other long-term liabilities(3)	—	513

Compuware
Accounts receivable and other receivables(1)	18,371	14,323
Accounts payable and accrued liabilities(2)	46,430	46,518
Other long-term liabilities(3)	—	186
__________________________
(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.
(3) Represents non-current portion of operating lease liabilities.

The Company procures certain semiconductor products from Monolithic Power Systems, Inc. (“MPS”), a fabless manufacturer of high-performance analog and mixed-signal semiconductors, for use in its products. Saria Tseng, who serves as a member on the Board of Directors, also serves as Vice President of Strategic Corporate Development, General Counsel and Secretary of MPS. The Company purchased $3.9 million, $5.2 million and $3.7 million of semiconductor products from MPS for use in its manufacturing process during the years ended June 30, 2021, 2020 and 2019, respectively. The amounts due to MPS as of June 30, 2021 and 2020 were not material.

See Note 8, "Investment in a Corporate Venture" for a discussion of the investment and the transactions and balances in the Company's Corporate Venture.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

As of June 30, 2021, the Company had 2,730,277 authorized shares available for future issuance under the 2020 Plan.

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

On January 29, 2021, a duly authorized subcommittee of the Board approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program is effective until July 31, 2022 or if earlier, until the maximum amount of common stock is repurchased. 1,391,171 shares of common stock were repurchased and retired for an aggregate $50.0 million as of June 30, 2021.

During the fiscal year ended June 30, 2021, the Company repurchased and retired 4,209,211 shares of common stock for an aggregated $130.0 million. Additionally, the Company retired 1,333,125 shares of common stock repurchased in prior years.

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

The fair value of stock option grants for the fiscal years ended June 30, 2021, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2021	2020	2019
Risk-free interest rate	0.27% - 1.09%	0.47% - 1.72%	2.32% - 2.97%
Expected term	5.98 years	6.27 years	6.05 years
Dividend yield	—%	—%	—%
Volatility	50.03% - 50.43%	49.61% - 50.46%	47.34% - 50.28%
Weighted-average fair value	$14.92	$9.59	$9.25

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the fiscal years ended June 30, 2021, 2020 and 2019 (in thousands):

	Years Ended June 30,
	2021	2020	2019
Cost of sales	$1,762	$1,504	$1,663
Research and development	14,030	12,202	12,981
Sales and marketing	2,022	1,680	1,805
General and administrative	10,735	4,803	4,735
Stock-based compensation expense before taxes	28,549	20,189	21,184
Income tax impact	(8,574)	(6,814)	(4,349)
Stock-based compensation expense, net	$19,975	$13,375	$16,835

As of June 30, 2021, $8.4 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 4 years, $45.1 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.73 years and $0.1 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 0.36 year. Additionally, as described below, $10.5 million of unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 5 years.

Stock Option Activity

In March 2021, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a stock option award for 1,000,000 shares of common stock to the Company’s CEO (the “2021 CEO Performance Stock Option”). The 2021 CEO Performance Stock Option has five vesting tranches with a vesting schedule based entirely on the attainment of operational milestones (performance conditions) and market conditions, assuming (1) continued employment either as the CEO or in such capacity as agreed upon between the Company’s CEO and the Board and (2) service through each vesting date. Each of the five vesting tranches of the 2021 CEO Performance Stock Option will vest upon certification by the Compensation Committee that both (i) the market price milestone for such tranche, which begins at $45.00 per share for the first tranche and increases up to $120.00 per share thereafter (based on a 60 calendar day average, counting only trading days), has been achieved, and (ii) any one of five operational milestones focused on total revenue, as reported under U.S. GAAP, have been achieved for the previous four consecutive fiscal quarters. Upon vesting and exercise, including the payment of the exercise price of $45.00 per share, prior to March 2, 2024, the Company’s CEO must hold shares that he acquires until March 2, 2024, other than those shares sold pursuant to a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational and stock price milestones as of June 30, 2021 was as follows:

Annualized Revenue Milestone	Achievement Status	Stock Price Milestone	Achievement Status
(in billions)

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4.0	Probable	$45	Not met
$4.8	Probable	$60	Not met
$5.8	Probable	$75	Not met
$6.8	Probable	$95	Not met
$8.0	—	$120	Not met

On the grant date, a Monte Carlo simulation was used to determine for each tranche (i) a fixed expense amount for such tranche and (ii) the future time when the market price milestone for such tranche was expected to be achieved, or its “expected market price milestone achievement time.” Separately, based on a subjective assessment of the Company’s future financial performance, each quarter, the Company will determine whether achievement is probable for each operational milestone that has not previously been achieved or deemed probable of achievement, and, if so, the future time when the Company expects to achieve that operational milestone, or its “expected operational milestone achievement time.” When the Company first determines that an operational milestone has become probable of being achieved, the Company will allocate the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting time.” The “expected vesting time” at any given time is the later of (i) the expected operational milestone achievement time (if the related operational milestone has not yet been achieved) and (ii) the expected market price milestone achievement time (if the related market price milestone has not yet been achieved). The Company will immediately recognize a catch-up expense for all accumulated expenses from the grant date through the quarter in which the operational milestone was first deemed probable of being achieved. Each quarter thereafter, the Company will recognize the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected vesting time, except that upon vesting of a tranche, all remaining expenses for that tranche will be immediately recognized.

During the fiscal year ended June 30, 2021, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $1.1 million. As of June 30, 2021, $10.5 million in unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 5 years.

The following table summarizes stock option activity during the fiscal years ended June 30, 2021, 2020 and 2019 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2018	8,301,138	$16.50
Granted	434,320	$18.58
Forfeited/Cancelled	(1,360,823)	$8.94
Balance as of June 30, 2019	7,374,635	$18.02
Granted	273,260	$19.61
Exercised	(1,812,000)	$15.74
Forfeited/Cancelled	(456,127)	$11.97
Balance as of June 30, 2020	5,379,768	$19.38
Granted	1,517,110	$40.49
Exercised	(1,645,800)	$17.25
Forfeited/Cancelled	(75,524)	$24.43
Balance as of June 30, 2021	5,175,554	$26.17	5.36	$57,099
Options vested and exercisable at June 30, 2021	3,448,888	$20.47	3.41	$50,887

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The total pretax intrinsic value of options exercised during the fiscal year ended June 30, 2021, 2020 and 2019 was $24.3 million, $19.3 million and $0, respectively. Additional information regarding options outstanding as of June 30, 2021, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$9.24 - $12.50	521,886	1.54	$10.81	521,886	$10.81
$13.00 - $15.22	540,699	2.68	$14.33	490,794	$14.40
$17.09 - $18.93	714,906	3.17	$17.94	648,411	$17.97
$20.37 - $22.10	619,745	4.90	$21.13	547,375	$21.10
$22.15 - $25.44	614,906	5.81	$24.26	436,968	$24.67
$26.60 - $28.71	536,681	4.69	$27.08	529,181	$27.06
$30.33 - $38.50	590,341	7.26	$34.31	246,273	$34.48
$39.19 - $39.19	28,000	3.62	$39.19	28,000	$39.19
$42.35 - $42.35	8,390	4.82	$42.35	—	$—
$45.00 - $45.00	1,000,000	9.67	$45.00	—	$—
$9.24 - $45.00	5,175,554	5.36	$26.17	3,448,888	$20.47

RSU and PRSU Activity

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are typically service based share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

In August 2017, the Compensation Committee granted two PRSU awards to the Company's Chief Executive Officer, both of which have both performance and service conditions. 50% of the PRSUs vested at June 30, 2018 when performance conditions were achieved, while the remainder vest in equal amounts over the following ten quarters subject to the continued employment of the CEO. As of June 30, 2021, the remaining 50% of the PRSUs had vested in accordance with the terms of the grant.

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

The following table summarizes RSUs and PRSUs activity during the fiscal years ended June 30, 2021 and 2020 under all plans:

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Time-based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2018	1,480,605	$23.34	120,000	$27.10
Granted	1,086,911	$18.37	—
Released(1)	(549,886)	$24.87	—
Forfeited	(144,528)	$20.25	—
Balance as of June 30, 2019	1,873,102	$20.25	120,000	$27.10
Granted	943,650	$20.45	30,000	$20.37
Released(1)	(871,274)	$20.97	(108,000)	$27.10
Forfeited	(177,451)	$19.49	—
Balance as of June 30, 2020	1,768,027	$20.08	42,000	$22.29
Granted	1,334,418	$31.54	30,000	$34.27
Released(1)	(984,406)	$21.63	(27,000)	$23.36
Forfeited	(263,083)	$25.01	(30,000)	$20.37
Balance as of June 30, 2021	1,854,956	$26.79	15,000	$34.27
_________________
(1) The number of shares released excludes 172,857 RSUs that were vested but not released in fiscal year 2019. The number of vested but not released RSUs for fiscal years 2021 and 2020 was not material. The number of shares released also excludes 24,000 PRSUs that were vested but not released in fiscal year 2019. These vested RSUs and PRSUs were primarily released in fiscal year 2020 and included in fiscal year 2020 number upon the effectiveness of the Company's registration statement on Form S-8.

The total pretax intrinsic value of RSUs and PRSUs vested was $32.6 million, $18.9 million and $14.3 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. In fiscal years 2021, 2020 and 2019, the Company withheld 274,620, 331,648 and 175,044 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes from the vesting and release of 1,011,406, 979,274 and 549,886 RSUs and PRSUs, respectively, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to tax authorities were $8.7 million, $8.2 million and $3.1 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. Pursuant to the terms of the 2020 and 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2016 Plan and are available for future grants under the 2020 and 2016 Plan.

Note 15.        Income Taxes

The components of income before income tax provision for the fiscal years ended June 30, 2021, 2020 and 2019 are as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
United States	$80,922	$35,701	$45,126
Foreign	37,706	49,127	44,397
Income before income tax provision	$118,628	$84,828	$89,523

The income tax provision for the fiscal years ended June 30, 2021, 2020 and 2019, consists of the following (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2021	2020	2019
Current:
Federal	$3,406	$4,568	$12,308
State	1,077	1,727	2,917
Foreign	10,843	10,399	16,531
	15,326	16,694	31,756
Deferred:
Federal	(5,489)	(10,108)	(13,078)
State	(409)	(1,621)	(2,888)
Foreign	(2,492)	(2,043)	(906)
	(8,390)	(13,772)	(16,872)
Income tax provision	$6,936	$2,922	$14,884

The Company’s net deferred tax assets as of June 30, 2021 and 2020 consist of the following (in thousands):

	June 30,
	2021	2020
Research and development credits	$30,540	$24,304
Deferred revenue	18,584	20,354
Inventory valuation	13,831	13,946
Capitalized research and development costs	15,206	7,509
Stock-based compensation	3,868	4,075
Lease obligations	2,861	3,632
Accrued vacation and bonus	5,098	3,281
Prepaid and accrued expenses	1,179	2,560
Warranty accrual	2,154	2,051
Bad debt and other reserves	1,668	1,917
Marketing fund accrual	720	548
Other	4,460	3,652
Total deferred income tax assets	100,169	87,829
Deferred tax liabilities-depreciation and other	(4,137)	(4,428)
Right of use asset	(2,831)	(3,612)
Valuation allowance	(29,913)	(24,891)
Deferred income tax assets, net	$63,288	$54,898

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of June 30, 2021, the Company believes that most of its deferred tax assets are “more-likely-than not” to be realized with the exception of state research and development tax credits that have not met the “more-likely than not” realization threshold criteria. As a result, at June 30, 2021, the gross excess credits of $37.1 million, or net of federal tax benefit of $29.3 million, are subject to a full valuation allowance. At June 30, 2020, the gross excess credits of $30.8 million, or net of federal tax benefit of $24.3 million, are subject to a full valuation allowance. The change in valuation allowance is $5.0 million and $3.9 million for the fiscal years ended June 30, 2021 and 2020, respectively. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. The net deferred tax assets balance as of June 30, 2021 and 2020 was $63.3 million and $54.9 million, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

As a result of the 2017 Tax Reform Act, in December 2019, the Company realigned its international business operations and group structure. As a part of this restructuring, the Company moved certain intellectual property back to the United States. As a result of this restructuring, the Company estimated approximately $3.0 million and $1.9 million additional tax benefit from foreign derived intangible income in fiscal years 2021 and 2020 as compared to fiscal year 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act provides temporary relief from certain aspects of the 2017 Tax Reform Act that imposed limitations on the utilization of certain losses, interest expense deductions, alternative minimum tax credits and made a technical correction to the 2017 Tax Reform Act related to the depreciable life of qualified improvement property. The CARES Act did not have a material impact on the Company.

The following is a reconciliation for the fiscal years ended June 30, 2021, 2020 and 2019, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2021	2020	2019
Income tax provision at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	0.3	—	0.5
Foreign rate differential	(0.5)	—	1.1
Research and development tax credit	(10.5)	(13.1)	(9.5)
Uncertain tax positions, net of (settlement) with Tax Authorities	2.0	(2.3)	4.1
Foreign derived intangible / Subpart F income inclusion	(2.5)	(3.8)	(2.1)
Stock-based compensation	(3.3)	(2.8)	2.1
Non deductible penalty on SEC matter	—	4.4	—
Provision to return true-up	(1.9)	(1.1)	(1.6)
Other, net	1.2	1.1	1.0
Effective tax rate	5.8%	3.4%	16.6%

As of June 30, 2021, the Company had state research and development tax credit carryforwards of $50.2 million. The state research and development tax credits will carryforward indefinitely to offset future state income taxes.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2018	$25,117
Gross increases:
For current year’s tax positions	7,789
For prior years’ tax positions	—
Gross decreases:
Decreases due to settlements with taxing authority	(1,504)
Decreases due to lapse of statute of limitations	(3,354)
Balance at June 30, 2019	28,048
Gross increases:
For current year’s tax positions	8,769
For prior years’ tax positions	505
Gross decreases:
Decreases due to settlements with taxing authority	(7,632)
Decreases due to lapse of statute of limitations	(2,484)
Balance at June 30, 2020	27,206
Gross increases:
For current year’s tax positions	13,333
For prior years’ tax positions	1,439
Gross decreases:
Decreases due to lapse of statute of limitations	(1,243)
Balance at June 30, 2021	$40,735
________________________
*excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $27.1 million and $13.4 million as of June 30, 2021 and 2020, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax provision in the consolidated statements of operations. As of June 30, 2021 and 2020, the Company had accrued $2.5 million and $2.1 million for the payment of interest and penalties relating to unrecognized tax benefits, respectively.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2018 through 2021. Various states statute of limitations remains open in general for tax years ended June 30, 2017 through 2021. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2016 through 2021. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $1.0 million, in the next 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

Note 16.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 5, 2020, the Company filed a motion to dismiss the further amended complaint, the hearing for which was calendared for September 23, 2020; however, the Court held a conference on September 15 to discuss how the Court could efficiently address the recent SEC settlement agreement. The parties stipulated to allow plaintiffs to further amend the complaint solely to add allegations relating to the SEC settlement. On October 14, 2020, plaintiffs filed a Fourth Amended Complaint. On October 28, 2020, defendants filed a supplemental motion to dismiss. On March 29, 2021, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs’ claims under Sections 10(b) and 20 of the Exchange Act were dismissed with prejudice as against the Company’s former head of Investor Relations, Perry Hayes. Plaintiffs’ Section 10(b) claim, but not the Section 20 claim, was likewise dismissed as to Wally Liaw, a founder, former director, and former SVP of International Sales. The Court denied the motions to dismiss the Section 10(b) and Section 20 claims against the Company, Charles Liang, and Howard Hideshima, the Company’s former CFO. Discovery has commenced, and the Court has calendared a hearing on class certification for January 20, 2022. The Company intends to defend the lawsuit vigorously.

On October 27, 2020, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara (the “Court”), captioned Barry v. Liang, et al., 20-CV-372190. The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, and unjust enrichment arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. The plaintiff seeks unspecified compensatory damages and other equitable relief. Defendants filed demurrers, which were set for hearing on August 4, 2021, but which were continued to September 15, 2021. Following this continuance, on July 21, 2021, Plaintiffs' counsel filed an amended complaint in lieu of responding to the demurrer. The amended complaint added no new claims; primarily, the amendment added allegations describing the March 29, 2021 motion to dismiss decision in the Hessefort class action. Defendants demurred to the amended complaint on August 24, 2021, and the Court has calendared the hearing for November 24, 2021. The case is otherwise currently stayed. The Company intends to defend the lawsuit vigorously.

On May 5, 2021, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Stein v. Liang, et al., Case No. 3:21-cv-03357-KAW (the “Stein Derivative Action”). The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. The plaintiff seeks unspecified compensatory damages and other equitable relief. Defendants filed motions to dismiss the complaint on August 6, 2021, and the Court has calendared the hearing for November 4, 2021. The Company intends to defend the lawsuit vigorously.

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEC Matter— The Company cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by Company management, which irregularities were disclosed on August 31, 2015, and the Company cooperated with the SEC in its further investigation of the matters underlying the Company’s inability to timely file its Form 10-K for the fiscal year ended June 30, 2017 and concerning the publication of a false and widely discredited news article in October 2018 concerning the Company’s products. On August 25, 2020, to fully resolve all matters under investigation, the Company consented to entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (“Order”), as announced by the SEC. The Company admitted the SEC’s jurisdiction over the Company and the subject matter of the proceedings, but otherwise neither admitted nor denied the SEC’s findings, as described in the Order. The Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13 thereunder. The Company agreed and paid a civil money penalty of $17,500,000 during the three months ended September 30, 2020, which was recorded to general and administrative expense in the Company's consolidated statement of operations. In addition, the Company’s Chief Executive Officer concluded a settlement with the SEC on August 25, 2020, as announced by the SEC. The Company’s Chief Executive Officer paid the Company the sum of $2,122,000 as reimbursement of profits from certain stock sales during the relevant period, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. The settlement amount was paid during the first quarter of fiscal 2021 and the Company recorded the payment as a credit to general and administrative expense.

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of June 30, 2021 and any prior periods.

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

Purchase Commitments - The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of June 30, 2021, these remaining noncancelable commitments were $569.8 million, including $111.2 million for related parties.

Standby Letter of Credit - In October 2019, Bank of America increased the value of a previously issued standby letter of credit to a beneficiary from $3.2 million to $6.4 million to facilitate ongoing operations of the Company. The standby letter of credit is cancellable upon written notice from the issuer. No amounts have been drawn under the standby letter of credit. In May 2021, the standby letter of credit was cancelled.

Lease Commitments - See Note 12, "Leases," for a discussion of the Company's operating lease and financing lease commitments.

Note 17.        Retirement Plans

The Company sponsors a 401(k) savings plan for eligible United States employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the fiscal years ended June 30, 2021, 2020 and 2019.

Beginning in March 2003, employees of Super Micro Computer, B.V. are required to deduct a portion of their gross wages based on a defined age-dependent premium and invest the amount in a defined contribution plan. The Company is required to match the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
assumed by the employees and not by the Company. For the fiscal years ended June 30, 2021, 2020 and 2019, the Company’s matching contribution was $0.7 million, $0.6 million, and $0.5 million, respectively.

The Company contributes to a defined contribution pension plan administered by the government of Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. The Company has no control over the investment strategy of the assets of the government administered pension plan. For the fiscal years ended June 30, 2021, 2020 and 2019, the Company’s contribution was $2.5 million, $1.9 million and $1.6 million, respectively.

The Company has a defined benefit pension plan under the R.O.C. Labor Standards Law for certain employees of Super Micro Computer, Inc. Taiwan that provides benefits based on an employee’s length of service and average monthly salary for the six-month period prior to retirement. The Company contributes an amount equal to 2% of salaries paid each month to the pension fund (the “Fund”), which is administered by the Labor Pension Fund Supervisory Committee (the “Committee”) and deposited in the Committee’s name in the Bank of Taiwan. Before the end of each year, the Company assesses the balance in the Fund. If the amount of the balance in the Fund is inadequate to pay retirement benefits for eligible employees in the next year, the Company is required to fund the difference in one appropriation that should be made before the end of March 31 of the next year. The Fund is operated and managed by the government’s designated authorities. As such, the Company does not have any right to intervene in the investments of the Fund. For the fiscal year ended June 30, 2021, the Company recorded a pension expense of $1.0 million. For the fiscal years ended June 30, 2020 and 2019, the Company’s pension expense was immaterial.

Note 18.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	June 30,
	2021	2020
Long-lived assets:
United States	$180,143	$178,812
Asia	91,640	51,605
Europe	2,930	3,368
	$274,713	$233,785

The Company’s revenue is presented on a disaggregated basis in Note 3, “Revenue” by type of product and by geographical market.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

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

Management, including our CEO and CFO, assessed our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control - Integrated Framework (2013) (the “COSO Framework”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

Remediation of Prior Year Material Weakness

We have remediated the IT general controls that aggregated to a material weakness as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020. Since that time, with the oversight of our management and audit committee, we have implemented measures to remediate the material weakness. The following actions have been implemented and performed:

•Re-designed the logical access roles associated with our primary ERP application and re-provisioned those roles to enforce segregation of duties and align user access commensurate with their business process role and job responsibilities;
•Implemented a third-party application to facilitate improved processes and controls related to provisioning privileged access roles and the monitoring of those roles;
•For our boundary applications relevant to financial reporting, implemented new program change management control;
•Strengthened access and monitoring controls related to boundary systems;
•For our primary ERP application, strengthened provisioning of privileged access roles; and
•Monitored instances in which individuals were granted broad access.

We believe the foregoing efforts have effectively remediated the material weakness as these procedures have been implemented for a sufficient period of time during the fiscal year and we have completed our testing of the design and operating effectiveness of these above procedures as of June 30, 2021. As we continue to evaluate and work to improve our internal control over financial reporting, we may execute additional measures to enhance the overall design of our internal controls.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Super Micro Computer, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated August 27, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Jose, California
August 27, 2021

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers and their ages as of July 31, 2021:

Name	Age	Position(s)
Charles Liang	63	President, Chief Executive Officer and Chairman of the Board
David Weigand	63	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	62	Senior Vice President of Worldwide Sales
George Kao	60	Senior Vice President of Operations
Sara Liu	59	Co-Founder, Senior Vice President and Director
Daniel W. Fairfax (1)(4)	65	Director
Saria Tseng (2)(3)(4)	51	Director
Sherman Tuan (2)(3)(4)	67	Director
Shiu Leung (Fred) Chan (1)(4)	73	Director
Tally Liu (1)(4)	71	Director
__________________________
(1)Member of the Audit Committee
(2)Member of the Compensation Committee
(3)Member of the Nominating and Corporate Governance Committee (the “Governance Committee”)
(4)Determined by the Board of Directors to be “independent”

Executive Officers and Management Directors

Charles Liang founded Super Micro and has served as our President, Chief Executive Officer and Chairman of the Board since our inception in September 1993. Mr. Liang has been developing server and storage system architectures and technologies for the past three decades. From July 1991 to August 1993, Mr. Liang was President and Chief Design Engineer of Micro Center Computer Inc., a high-end motherboard design and manufacturing company. From January 1988 to April 1991, Mr. Liang was Senior Design Engineer and Project Leader for Chips & Technologies, Inc., a chipset technology company, and Suntek Information International Group, a system and software development company. Mr. Liang has been granted many server technology patents. Mr. Liang holds an M.S. in Electrical Engineering from the University of Texas at Arlington and a B.S. in Electrical Engineering from National Taiwan University of Science & Technology in Taiwan. Our Governance Committee concluded that Mr. Liang should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his long familiarity with our company’s business.

David Weigand has served as our Senior Vice President, Chief Financial Officer since February 2021 and as Chief Compliance Officer since May 2018. Prior to his employment with our company, Mr. Weigand was a Vice President at Hewlett Packard Enterprise (HPE) from November 2016 until April 2018 and served as Vice President, Tax at Silicon Graphics International, Inc., from September 2013 until its acquisition by HPE in November 2016. Prior to that he was Vice President, Chief Financial Officer of Renesas Electronics America, a semiconductor company formed by the merger of the semiconductor businesses of NEC Corporation, Hitachi and Mitsubishi Electric from October 2010 until April 2013, and Vice President, Controller of NEC Electronics America from October 2004 until September 2010. Mr. Weigand holds a M.S. degree in Taxation from the University of Hartford and a B.S. degree in Accounting from San Jose State University and is a Certified Public Accountant in California (Inactive).

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
Non-Management Directors

Daniel W. Fairfax has been a member of our Board of Directors since July 2019. Mr. Fairfax served as Senior Vice President and Chief Financial Officer of Brocade Communications, a networking equipment company ("Brocade") from June 2011 to November 2017. Brocade was acquired by Broadcom in November 2017. Mr. Fairfax previously served as Brocade's Vice President of Global Services from August 2009 to June 2011 and Brocade's Vice President of Business Operations from January 2009 to August 2009. Prior to Brocade, Mr. Fairfax served as Chief Financial Officer of Foundry Networks, Inc., from January 2007 until December 2008. Foundry Networks was acquired by Brocade in December 2008. Earlier in his career Mr. Fairfax served in executive financial management and/or general management positions at GoRemote Internet Communications, Ironside Technologies, Acta Technology, NeoVista Software, Siemens and Spectra-Physics. He began his career as a consultant with the National Telecommunications Practice Group of Ernst & Young. Mr. Fairfax currently serves on the board of directors of Energous Corporation, where he is both the chair of the board and chair of the audit committee. Mr. Fairfax is a certified public accountant with an inactive license in California and holds an MBA degree from The University of Chicago Booth School of Business and a Bachelor of Arts degree, with a major in Economics, from Whitman College. Our Governance Committee concluded that Mr. Fairfax should serve on the Board based on his skills, experience, his financial literacy and his familiarity with technology businesses.

Saria Tseng has been a member of our Board of Directors since November 2016. Ms. Tseng has served as Vice President of Strategic Corporate Development, General Counsel and Secretary of Monolithic Power Systems, Inc. (“MPS”), a fabless manufacturer of high-performance analog and mixed-signal semiconductors since 2004. From 2001 to 2004, Ms. Tseng served as Vice President, General Counsel and Corporate Secretary of MaXXan Systems, an enterprise class storage network system. Previously, Ms. Tseng was an attorney at Gray Cary (now DLA Piper) and Jones Day. Ms. Tseng is a member of the state bar in both California and New York and is a member of the bar association of the Republic of China, Taiwan. She holds Master of Law degrees from the University of California at Berkeley and the Chinese Culture University in Taipei. Our Governance Committee concluded that Ms. Tseng should serve on the Board based on her skills, experience and qualifications in business and corporate law, her legal expertise and her familiarity with technology business.

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

Shiu Leung (Fred) Chan has been a member of our Board of Directors since October 2020. Mr. Chan is the founder and president of KCR Development, Inc. which has developed real estate projects in excess of $1 billion in California and Hawaii specializing in high-density residential and retail projects. Mr. Chan also has more than three decades of experience in the high technology sector and as an entrepreneur. He most recently served as chairman of ESS Technology, Inc., a privately held semiconductor company which he founded, from 2015 to 2019. ESS Technology was previously a public company listed on Nasdaq from 1995 until 2008, where he had held a variety of senior executive roles, including as chairman, president and chief executive officer, and served as a director. Mr. Chan has also previously served as chairman of a privately-held consumer electronic company, founder and an executive officer of a VLSI chip design center providing computer aided design, engineering and other design services, and co-founder and an executive officer of a company in the business of computer aided engineering systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii. Our Governance Committee concluded that Mr. Chan should serve on the Board based on his skills and experience in growing companies and familiarity with technology businesses.

Tally Liu was appointed to our Board of Directors and our Audit Committee on January 30, 2019, and was appointed as the chair of the Audit Committee on June 30, 2019. Mr. Liu has been retired since 2015. Prior to his retirement, Mr. Liu was Chief Executive Officer of Wintec Industries, a supply chain solutions company for high-tech manufacturers, from 2012 to 2015. Prior to Wintec, Mr. Liu served as Chairman of the Board and Chief Executive Officer of Newegg, Inc., an internet consumer technology retailer, from 2008 to 2010, and as President of Newegg in 2008. Prior to Newegg, Mr. Liu held various positions with Knight Ridder Inc., including Vice President, Finance & Advanced Technology and Vice President of Internal Audit. Mr. Liu served as President of the International Newspapers Financial Executives (INFE) for one year before it merged with other media associations. A Certified Public Accountant from 1982-2007, Mr. Liu is a member of the American Institute of Certified Public Accountants (AICPA) with retired status, and was previously a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Liu is also a Certified Information System Auditor (CISA) and Certified Information Security Manager (CISM), with non-practice status, with the Information Systems Audit and Control Association (ISACA) and has also been certified in Control Self-assessment (CCSA) by the Institute of Internal Auditors (IIA). After earning his BA of Commerce from National Chengchi University, Taipei, Taiwan, and MBA from Florida Atlantic University, Mr. Liu received executive leadership training at the Stanford Advanced Finance Program in 1986 and at Harvard Business School in the Advanced Management Program (AMP) in 1998. Mr. Liu is not related to any member of our Board of Directors or any of our officers. Our Governance Committee concluded that Mr. Liu should serve on the Board based on his skills, experience, his financial literacy and his familiarity with technology businesses.

Except for Mr. Charles Liang and Ms. Sara Liu who are married, there are no other family relationships among any of our directors or executive officers.

Composition of the Board

Our authorized number of directors is currently seven. There are currently seven directors. Our Amended and Restated Certificate of Incorporation provides for a classified Board of Directors divided into three classes. The members of each class are elected to serve a three-year term with the term of office for each class ending in consecutive years. Vacancies may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Alternatively, the Board of Directors, at its option, may reduce the number of directors, provided that no decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. Directors chosen to fill newly created directorships hold office for a term expiring at the next annual meeting of stockholders to which the term of the office of the class to which they have been elected expires.

The current composition of the Board of Directors is:

Class I Directors (1)	Charles Liang Sherman Tuan Tally Liu
Class II Director (2)	Sara Liu
Class III Directors (3)	Daniel W. Fairfax Saria Tseng Shiu Leung (Fred) Chan
__________________________
(1)The term of Class I directors expires at the annual meeting of stockholders following fiscal year 2022.
(2)The term of the Class II director expires at the annual meeting of stockholders following fiscal year 2023.
(3)The term of Class III directors expires at the annual meeting of stockholders following fiscal year 2021.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted “Corporate Governance Guidelines” to help ensure that the Board of Directors is independent from management, appropriately performs its function as the overseer of management, and that the interests of the Board of Directors and management align with the interests of our stockholders. The “Corporate Governance Guidelines” are available at https://ir.supermicro.com/governance/governance-documents/default.aspx.

Code of Ethics

We have adopted a “Code of Business Conduct and Ethics” that is applicable to all directors, executive officers and employees and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business. Our “Code of Business Conduct and Ethics” is available at https://ir.supermicro.com/governance/governance-documents/default.aspx. Any substantive amendment or waiver of the Code relating to executive officers or directors will be made only after approval by our Board of Directors and will be promptly disclosed on our website within four business days.

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

Based on these standards, our Board of Directors has determined that five of its current seven members, Daniel W. Fairfax, Saria Tseng, Sherman Tuan Shiu Leung (Fred) Chan and Tally Liu, are "independent directors" under the applicable rules and regulations of the SEC and the listing requirements and rules of The Nasdaq Stock Market.

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board and committee meetings. We encourage, but do not require, each Board member to attend our annual meeting of stockholders. We held an annual meeting of stockholders on May 28, 2021 for our fiscal year 2020. The

Board held nine meetings during fiscal year 2021, four of which were regularly scheduled meetings and five of which were special meetings. All directors attended at least 75% of the meetings of the Board and the committees on which they served during the time they were members of the Board or such committees during fiscal year 2021.

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

Board Role in the Oversight of Risk

The Board oversees our risk management activities, requesting and receiving reports from management. The Board conducts this oversight directly and through its committees. Our Board has delegated primary responsibility for oversight of risks relating to financial controls and reporting to our Audit Committee, which in turn reports to the full Board on such matters as appropriate. The Audit Committee also assists the Board in oversight of certain risks, particularly in the areas of internal controls over financial reporting, financial reporting and review of related party transactions.

Our management, with oversight from our Compensation Committee, has reviewed our compensation policies and practices with respect to risk-taking incentives and risk management and does not believe that potential risks arising from our compensation polices or practices are reasonably likely to have a material adverse effect on our company

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Governance Committee. In accordance with applicable listing requirements of The Nasdaq Stock Market, each of these committees is comprised solely of non-employee, independent directors. The charter for each committee is available at https://ir.supermicro.com/governance/governance-documents/default.aspx. In October 2020, the Board of Directors approved amendments to the charters for each of the Audit Committee and the Compensation Committee, and, in January 2021, the Board of Directors approved amendments to the Governance Committee charter, which amendments are all reflected in the descriptions contained herein. The charter of each committee also is available in print to any stockholder who requests it. The following table sets forth the current members of each of the standing Board committees.

Audit Committee	Compensation Committee	Governance Committee (2)
Tally Liu (1)	Sherman Tuan (1)	Saria Tseng
Daniel W. Fairfax	Saria Tseng	Sherman Tuan
Shiu Leung (Fred) Chan
__________________________
(1)Committee Chairperson
(2)The Governance Committee does not currently have a designated chairperson.

Audit Committee

The Audit Committee has three members currently. The Audit Committee met 21 times in fiscal year 2021, four of which were regularly scheduled meetings and 17 of which were special meetings. The Board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market and the rules of the SEC. The Board has also determined that our Audit Committee has the required number of “audit committee financial experts” as defined under applicable SEC rules.

As outlined more specifically in the Audit Committee charter, the Audit Committee has, among other duties, the following responsibilities:

•Appoints, retains and approves the compensation of our independent auditors, and reviews and evaluates the auditors’ qualifications, independence and performance;
•Oversees the independent auditors’ audit work and reviews and pre-approves all audit and non-audit services that may be performed by them;

•Reviews and discusses with the independent auditors any audit problems, or difficulties and management’s response to them, and all matters that the Public Company Accounting Oversight Board and the SEC require to be discussed with the committee;
•Reviews and discusses with management press releases regarding our financial results, as well as financial information and earnings guidance provided to securities analysts and rating agencies;
•Reviews and approves the planned scope of our annual audit;
•Monitors the rotation of partners of the independent auditors on their engagement team as required by law;
•Reviews our financial statements and discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements;
•Reviews our critical accounting policies and estimates;
•Oversees the adequacy of our financial controls;
•Periodically reviews and discusses with management and the independent auditors our disclosure controls and procedures and our internal control over financial reporting;
•Reviews, discusses and approves the internal audit function’s (i) internal audit plan, (ii) all major changes to the internal audit plan, (iii) the scope, progress and results of executing the internal audit plan, and (iv) the annual performance of the internal audit function
•Reviews, approves and oversees all related party transactions;
•Establishes and oversees procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters and oversees enforcement, compliance and remedial measures under our Code of Business Conduct and Ethics;
•Initiates investigations and hires legal, accounting and other outside advisors or experts to assist the Audit Committee, as it deems necessary to fulfill its duties;
•Periodically reviews and discusses with management our major financial risk exposures and steps management has taken to monitor and control the exposures, including our risk assessment and risk management guidelines and policies; and
•Reviews and evaluates, at least annually, the adequacy of the Audit Committee charter and recommends any proposed changes to the Board for approval.

Compensation Committee

The Compensation Committee has two members currently. The Compensation Committee charter provides that the Compensation Committee shall be comprised of no fewer than two members. The Compensation Committee met eight times in fiscal year 2021, four of which were regularly scheduled meetings and four of which were special meetings. The Compensation Committee is comprised solely of non-employee directors. The Board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

As outlined more specifically in the Compensation Committee charter, the Compensation Committee has, among other duties, the following responsibilities:

•Periodically reviews and advises the Board concerning our overall compensation philosophy, policies and plans, including a review and approval of a group of companies for general executive compensation competitive comparisons, approval of target pay and performance objectives against this group (and broader industry reference), and monitoring of our executive compensation levels and their performance relative to this group;
•Reviews and approves corporate goals and objectives relevant to compensation of the Chief Executive Officer and other executive officers;
•Evaluates the performance of the Chief Executive Officer and other executive officers in light of those goals and objectives, including generally against the overall performance of executive officers at comparable companies, all while taking into account our risk management policies and practices, and any other factors the Compensation Committee deems appropriate;
•Reviews and approves the compensation of the Chief Executive Officer and other executive officers and other key employees;
•Reviews and approves our incentive compensation plans and equity compensation plans;
•Monitors and assesses risks associated with our compensation policies, including whether such policies could lead to unnecessary risk-taking behavior, and consults with management regarding such risks;
•Administers the issuance of restricted stock grants, stock options and other equity awards to executive officers, directors and other eligible individuals under our equity compensation plans , provided that the Compensation Committee may delegate the approval of grants of options and equity awards to participants other than certain individuals subject to Section 16 of the Exchange Act as provided in the applicable plan; and

•Reviews and evaluates, at least annually, the performance of the Compensation Committee, including compliance of the Compensation Committee with its charter and the adequacy of the Compensation Committee charter.

In general, the Compensation Committee discharges the Board's responsibilities regarding the determination of executive compensation, and reviews and makes recommendations to the full Board in the determination of non-employee director compensation. The Compensation Committee also makes recommendations to the full Board regarding non-ordinary course executive compensation matters, including with respect to new or amended employment contracts, severance or change-in-control plans or arrangements, and may adopt, amend and terminate such agreements, arrangements or plans. The Compensation Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Compensation Committee members, subject to requirements of our bylaws and applicable laws, regulations and the terms of our executive compensation plans. Additional information about the Compensation Committee's processes for determining executive and non-employee director compensation, including the role of the Compensation Committee's compensation consultant and our executive officers, can be found in the "Executive Compensation" and "2021 Director Compensation" sections of this Annual Report.

Nominating and Corporate Governance Committee

The Governance Committee has two members currently. The Governance Committee charter provides that the Governance Committee shall be comprised of no fewer than two members. The Governance Committee met seven times in fiscal year 2021, four of which were regularly scheduled meetings and three of which were special meetings. The Governance Committee is comprised solely of non-employee directors. The Board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•Reviews and makes recommendations to the Board regarding the size of the Board;
•Identifies individuals qualified to become directors;
•Evaluates and selects, or recommends to the Board, director nominees for each election of directors;
•Develops and recommends to the Board criteria any other factors that the Governance Committee deems relevant, including those that promote diversity, for selecting qualified director candidates in the context of the current make-up of the Board;
•Considers any nominations of director candidates validly made by our stockholders;
•Conducts an annual evaluation of director independence according to Nasdaq rules, applicable law and our Corporate Governance Guidelines to enable the Board to make a determination of each director’s independence;
•Reviews committee structures and compositions and recommends to the Board concerning qualifications, appointment and removal of committee members;
•Develops, recommends for approval by the Board and reviews on an ongoing basis the adequacy of the corporate governance principles applicable to us;
•Reviews, on a periodic basis, the adequacy of our Corporate Governance Guidelines and recommends any proposed changes to the Board;
•Oversees compliance with our Corporate Governance Guidelines and reports on such compliance to the Board;
•Assists the Board in the evaluation of the Board and each committee;
•Periodically reviews succession planning for executive officers;
•Periodically reviews and discusses with management our practices with respect to environmental, social and corporate governance issues; and
•Periodically reviews the scope of responsibilities of the Governance Committee and the committee's performance of its duties.

The Governance Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Governance Committee members, subject to requirements of our bylaws, applicable laws and regulations.

In accordance with our bylaws, our Board establishes additional committees for specific delegated purposes, roles and responsibilities that are temporary in nature.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and certain written representations provided to us, we believe that during the fiscal year ended June 30, 2021, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that one late Form 4 was filed on September 15, 2020 for each of Ms. Sara Liu, Mr. Charles Liang (as the spouse of Ms. Sara Liu), Mr. David Weigand, and Mr. Don Clegg to reflect equity awards made to Ms. Liu, Mr. Weigand, and Mr. Clegg on August 4, 2020.

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

In this section we provide an explanation and analysis of the material elements of the compensation provided to our Chief Executive Officer, persons who served as Chief Financial Officer during fiscal year 2021, and our other three most highly compensated executive officers who were serving as executive officers at the end of our fiscal year 2021 (collectively referred to as our “named executive officers”).

Our named executive officers and their positions at the end of fiscal year 2021 were:

Charles Liang	President, Chief Executive Officer (“CEO”) and Chairman of the Board
David Weigand(1)	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	Senior Vice President, Worldwide Sales
George Kao	Senior Vice President, Operations
Alex Hsu(2)	Senior Chief Executive, Strategic Business
Kevin Bauer(1)	Former Senior Vice President, Chief Financial Officer
__________________________
(1)Mr. Weigand (whose previous title was Senior Vice President, Chief Compliance Officer) assumed the role of Senior Vice President, Chief Financial Officer and Chief Compliance Officer following the resignation of Mr. Bauer in January 2021. However, information for Mr. Bauer is still presented in this Executive Compensation section as Mr. Bauer served as Chief Financial Officer during a portion of fiscal year 2021.
(2)Mr. Hsu served as Senior Vice President, Chief Operating Officer until March 2021. In March 2021, Mr. Hsu transitioned to the role of Senior Chief Executive, Strategic Business.

Overview of Compensation
_____________________________
(1) The chart presents the percentage compensation by compensation component received by the five presented non-CEO named executive officers together (aggregate compensation) as a group, as well as the split between cash and equity compensation for all such persons received in aggregate as a group.

Compensation Philosophy and Objectives—Our Move Toward Performance-Based Compensation Arrangements

Our executive compensation philosophy is to link compensation to corporate performance, particularly the compensation of Mr. Liang, our CEO. Starting in fiscal year 2018 (beginning July 1, 2017), we have moved toward an explicit linking of Mr. Liang’s compensation to performance goals. This movement began in August 2017, when approximately half of Mr. Liang’s equity awards for fiscal year 2018 were in the form of performance-based restricted stock units (“PRSUs”). This trend was interrupted during the time when we were not current in filing our periodic reports with the SEC (September 2017 to January 2020). See our Annual Reports on Form 10-K for fiscal years 2019 and 2020 on file with the SEC for a description of the circumstances that led to us not being able to file our periodic reports during that time.

After we returned to being current in our SEC filings in December 2019, we continued to link more of Mr. Liang’s compensation to corporate performance, through granting him a special cash award opportunity in March 2020 tied to stock price and other metrics, and a short-term incentive award opportunity in May 2020 tied to corporate performance metrics for fiscal year 2020. This movement culminated in March 2021, when we changed Mr. Liang’s compensation to be almost completely performance-based. As discussed in more detail below, in March 2021, we converted nearly 100% of Mr. Liang’s compensation to performance-based compensation through the issuance of options (the “2021 CEO Performance Award”) to purchase 1,000,000 shares of our common stock at an exercise price of $45.00 per share, which was 32% higher than the market price of our common stock on the date of the award ($34.08). The option is comprised of five tranches, which vest only if the market price of our common stock reaches various prices (ranging from $45.00 to $120.00 per share) and we achieve certain specified revenue goals, all as described in greater detail below. In connection with the 2021 CEO Performance Award, Mr. Liang’s base salary was reduced to $1.00 per year (or, if required by law, the statutory minimum wage applicable in San Jose, California) and Mr. Liang agreed that he would not be eligible for any increase in base salary, or any other cash compensation, until June 30, 2026.

In summary, as of the end of fiscal year 2021, almost all of Mr. Liang’s compensation for the next five years is based upon us achieving the revenue goals described below and the market price of our common stock meeting the price targets described below. To fully achieve those goals and targets, our revenue must increase from $3.6 billion for fiscal year 2021 to $8 billion, and the market price of our common stock must reach $120, an increase of 252% from the market price on the day the stock options were awarded. See below for more details about the 2021 CEO Performance Award.

Through fiscal year 2021, we have utilized explicit linking of compensation to performance metrics less with our other NEOs than we have with Mr. Liang. The extent of such linking is described in greater detail below. During fiscal year 2022, the Compensation Committee intends to continue exploring (with Mr. Liang) the appropriate balance between performance-based equity awards like PRSUs and our traditional use of stock options and restricted stock units (“RSUs”) with time-based vesting for future long-term equity programs for other named executive officers. While PRSUs provide the recipient the opportunity to earn a defined number of shares of our common stock if we and/or the recipient achieve pre-set performance goals over time and have become increasingly common in compensation arrangements in the technology industry generally, we believe that our traditional approach to equity awards has served us well, both historically and in fiscal year 2021.

Process Overview

The Compensation Committee of the Board discharges the Board’s responsibilities relating to compensation of all of our executive officers. During fiscal year 2021, the Compensation Committee was comprised of three non-employee directors through May 28, 2021 and two non-employee directors for the remainder of the fiscal year through June 30, 2021 following the expiration of the term of office of Mr. Hwei-Ming (Fred) Chan as a director. All of the non-employee directors who served on the Compensation Committee during fiscal year 2021 were independent pursuant to the applicable listing rules of NASDAQ and Rule 16b-3 under the Exchange Act.

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of our Chief Financial Officer and General Counsel. Committee meetings are regularly attended by our Chief Financial Officer and our General Counsel. However, neither our Chief Financial Officer nor our General Counsel attends the portion of meetings during which his own performance or compensation is being discussed. Our Chief Financial Officer and General Counsel support the Compensation Committee in its work by providing information relating to our financial plans and certain personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. As part of making an overall assessment of each named executive officer’s role and performance, and structuring our compensation programs for fiscal year 2021, the Compensation Committee reviewed recommendations of our Chief Executive Officer, as well as publicly available peer group compensation data and data compiled by our independent compensation consultant.

During fiscal year 2021, the Compensation Committee considered various sources of information and comparative data when structuring the compensation awards issued and determining executive compensation levels, including information and compensation data assembled for the Compensation Committee by Radford, an Aon Hewitt company ("Radford"), from a sample of public companies selected by us.

For the 2021 CEO Performance Award, the Compensation Committee considered similar awards issued by technology companies consisting of Tesla, Axon Enterprise, RH Technologies, Dish Networks, Oracle, and Sorento Therapeutics. The Compensation Committee engaged Radford in designing, modeling, drafting and reviewing the 2021 CEO Performance Award.

In addition, for other fiscal year 2021 compensation decisions, the sample consisted of the following companies(1):

Ciena Corporation	Infinera Corporation
Cray Inc.(2)	Juniper Networks, Inc.
Diebold Nixdorf, Incorporated	NetApp, Inc.
Extreme Networks, Inc.	NETGEAR, Inc.
F5 Networks, Inc.	Plexus Corp.
__________________________
(1)The same sample companies were used for fiscal year 2019, 2020 and 2021. In selecting the companies for inclusion in the sample, we considered whether the company may compete against us for executive talent.
(2)Although Cray Inc. was acquired by Hewlett Packard Enterprise Company in 2019, it remained included in the information regarding the sample public companies that was used for fiscal year 2021 purposes.

Other than with respect to the 2021 CEO Performance Award for which the independent consultant prepared a report in March 2021 at the request of the Compensation Committee, the Compensation Committee utilized for fiscal year 2021 the independent consultant report developed for fiscal year 2019 as it believed the report continued to be relevant. Recognizing that over-reliance on external comparisons can be of concern, the Compensation Committee used external comparisons as only one point of reference and is mindful of the value and limitations of comparative data.

Key Fiscal Year 2021 Executive Compensation Decisions and Actions

During fiscal years 2019 and 2020, the Compensation Committee generally refrained from compensation adjustments for named executive officers until after such time as we became current in our filings with the SEC (which occurred in December 2019) and our stock was re-listed on the Nasdaq Global Select Market (which occurred in January 2020), except in connection with out of the ordinary circumstances, such as a transition in executive officers. At the beginning of fiscal year 2021 (which began July 1, 2020), the Compensation Committee decided that, in light of (1) the recent increase during the fourth quarter of fiscal year 2020 in the base salaries of named executive officers, (2) the fiscal year 2020 incentive cash program tied to specific performance goals adopted during the fourth quarter of fiscal year 2020 in which each of our named executive officers participated, (3) approval during the third quarter of fiscal year 2020 of special performance-based cash incentive award opportunities linked to stock price to certain long-term employees (which included some of the named executive officers), and (4) special cash bonus payments made to certain of our employees (which included some of the named executive officers), all of which were discussed in the CD&A for fiscal year 2020 included in our most recent proxy statement (the “Prior Year CD&A”), it would generally not implement increases in base salaries or annual cash incentive opportunities for named executive officers, except in connection with out of the ordinary circumstances, such as a transition in executive officers.

In order to further incentivize Mr. Liang’s continued long-term performance as Chief Executive Officer, the Compensation Committee designed the 2021 CEO Performance Award to be a challenging long-term incentive for future performance. In connection with the issuance of such award in March 2021, the Compensation Committee noted in particular that the performance thresholds adopted were challenging and could take years to achieve. In addition, the Compensation Committee sought to help ensure that the 2021 CEO Performance Award would further align Mr. Liang’s interests with those of the Company’s stockholders over the long-term. In connection with the grant of the 2021 CEO Performance Award, it was also determined that Mr. Liang would receive a de minimis salary of $1 per annum (or such other non-waivable minimum wage requirement, if deemed advisable) and no cash bonuses through June 30, 2026. Mr. Liang must also remain as the Company’s Chief Executive Officer (or such other position with the Company as Mr. Liang and the Board may agree) at the time each goal set forth in the 2021 CEO Performance Award is met in order for the corresponding tranche to vest. This helps ensure Mr. Liang’s active leadership of the Company over the long-term.

As a result of our becoming current in our filings with the SEC in December 2019 and stockholder approval of the 2020 Equity and Incentive Compensation Plan at the annual meeting of stockholders held on June 5, 2020, we were in position to also re-commence the grant of equity incentives to our employees during fiscal year 2021, including our named executive officers. In addition to the special grant to Mr. Liang of the 2021 CEO Performance Award, during fiscal year 2021, we made grants under the 2020 Equity and Incentive Compensation Plan of equity incentives to each of Mr. Weigand, Mr. Clegg and Mr. Kao, which grants were consistent with our historical practice prior to the time we had ceased being current in our periodic filings with the SEC in 2017, all as discussed further below.

Additional Information on the Compensation Committee's Compensation Consultant

For fiscal year 2021, the Compensation Committee utilized information from Radford in making certain named executive officer compensation decisions. Previously, in fiscal year 2019, Radford had advised the Compensation Committee regarding executive officer compensation decisions and our management had commissioned Radford to provide additional services to management for similar compensation studies to evaluate components of total compensation for our employees generally. In making the adjustments to base salaries for our named executive officers in the fourth quarter of fiscal year 2020, the Compensation Committee relied on information that Radford had provided in both fiscal year 2020 and in fiscal year 2019. In addition, in connection with evaluating the 2021 CEO Performance Award in fiscal year 2021, the Compensation Committee considered information Radford had provided in March 2021 related to peer group chief executive officer compensation and pay-for-performance analyses, as described above.

In fiscal year 2019, before receiving Radford’s information and assistance, the Compensation Committee assessed the independence of Radford in the light of all relevant factors, including the additional services and other factors required by the SEC, that could give rise to a potential conflict of interest with respect to Radford. Based on these reviews and assessments, the Compensation Committee did not identify any conflicts of interest raised by the work performed by Radford. In each of fiscal years 2020 and 2021, the Compensation Committee updated its assessment of Radford’s independence and did not identify any conflicts of interest raised by additional work performed by Radford in such fiscal years.

The Role of the Most Recent Stockholder Say-on-Pay Vote

The Compensation Committee, with the entire Board, and our management value the opinions of our stockholders. As discussed in the Prior Year CD&A, feedback received from stockholders has included a desire that a more significant portion of executive compensation (including future equity awards made following the adoption of the 2020 Equity and Incentive Compensation Plan) be tied to performance based upon the achievement of pre-established goals. For fiscal year 2021, the Compensation Committee took such prior feedback into consideration when it developed, designed, and granted the 2021 CEO Performance Award. In addition, prior to granting such award in March 2021, the Compensation Committee (through management) solicited the views of several of our largest stockholders regarding the grants of large, long-term performance based equity incentives, including compensation philosophy embodied by these types of awards, potential size, appropriate performance metrics, the time periods within which such metrics should be achieved, and other terms.

Our last annual meeting of stockholders was held on May 28, 2021 (the "Fiscal Year 2020 Annual Meeting"), and we provided our stockholders the annual opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the proxy statement for such meeting. At the meeting, stockholders representing approximately 78% of the stock present and entitled to vote on this “say-on-pay” proposal approved the compensation of our named executive officers. Although the Fiscal Year 2020 Annual Meeting was held during the latter part of fiscal year 2021 when significant decisions affecting compensation matters for fiscal year 2021 for the named executives had already been made by the Compensation Committee and the say-on-pay vote was non-binding, the Compensation Committee expects to continue to consider the outcome of the vote when making future compensation decisions for our named executive officers.

Role of Executive Officers in the Compensation Process

Each year, management provides recommendations to the Compensation Committee regarding compensation program design and evaluations of executive and Company performance. In particular, in fiscal year 2021, our Chief Executive Officer provided the Compensation Committee with his views on the merits of large, long-term performance based equity incentives while minimizing other typical compensation components, such as base salary and short-term cash and equity incentives. Mr. Liang was very willing to change his compensation arrangements so that almost all of his compensation for the next five years will depend on whether we achieve the difficult performance metrics embedded in the 2021 CEO Performance Award. Mr. Liang has expressed his view that this change in his compensation arrangements is evidence of his commitment to our Company and his confidence in our future.

Following stockholder approval of the 2020 Equity and Incentive Compensation Plan in June 2020 that had (among other things) refreshed the pool of equity awards available for grant, our Chief Executive Officer and Chief Financial Officer provided the Compensation Committee with their views on non-CEO named executive officer equity grants based on their view of investor expectations and our operating plans and financial goals. At the end of fiscal year 2021, our Chief Executive Officer provided the Compensation Committee with his views of the nature and extent of our performance against expectations. Finally, our Chief Executive Officer also provided the Compensation Committee with regular performance evaluations of the other named executive officers, including his views as to their impact on strategic initiatives and organizational goals, as well as their functional expertise and leadership. While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our named executive officers rests with the Compensation Committee and the Board.

2021 CEO Performance Award Granted in March 2021

Terms of the 2021 CEO Performance Award

On March 2, 2021, the Compensation Committed granted to our Chief Executive Officer, Mr. Liang, a long-term performance-based option award to purchase up to 1,000,000 shares of the Company’s common stock which may vest in five equal tranches. Each of the five tranches vests if a specified revenue goal (each, a “Revenue Goal”) and a specified stock price goal (each, a “Stock Price Goal”) is achieved. Revenue Goals must be achieved by June 30, 2026 (the “Revenue Performance Period”) and Stock Price Goals must be achieved by September 30, 2026 (the “Stock Price Performance Period”). The 2021 CEO Performance Award was granted with an exercise price equal to $45.00 (the “Exercise Price”), representing a premium of approximately 32% to the closing stock price of $34.08 reported on NASDAQ on March 2, 2021. The 2021 CEO Performance Award will generally expire on March 2, 2031 and includes, among other terms and conditions, a restriction on the sale of any shares issued upon exercise of the 2021 CEO Performance Award until March 2, 2024, the third anniversary of the date of grant.

The Compensation Committee designed the 2021 CEO Performance Award to be a challenging long-term incentive for future performance, and the Compensation Committee noted in particular that the performance thresholds could take many years to achieve, if they can be achieved at all. In addition, the Compensation Committee intended that the 2021 CEO Performance Award would further align Mr. Liang’s interests with those of the Company’s stockholders over the long term. In connection with the grant of the 2021 CEO Performance Award, Mr. Liang will receive a de minimis salary of $1 per annum (or such other non-waivable minimum wage requirement, if deemed advisable) and no cash bonuses through June 30, 2026. Mr. Liang must also remain as the Company’s CEO (or such other position with the Company as Mr. Liang and the Board may agree) at the time each goal is met in order for the corresponding tranche to vest. This helps ensure Mr. Liang’s active leadership of the Company over the long term.

The following table sets forth the Revenue Goals which must be achieved by the end of the Revenue Performance Period of June 30, 2026:

Revenue Goals(1)	Absolute Change From Revenue Reported for the Fiscal Year Ended June 30, 2020(2)
$4.0 billion	20%
$4.8 billion	44%
$5.8 billion	74%
$6.8 billion	104%
$8.0 billion	140%
__________________________
(1)Revenue means the Company’s total revenues, as reported by the Company in its financial statements on Forms 10-Q and 10-K filed with the SEC (but without giving effect to any rounding used in reporting the amounts in Form 10-Q and Form 10-K), for the previous four consecutive fiscal quarters of the Company.
(2)Revenue reported in the Company’s Form 10-K for the fiscal year ended June 30, 2020 was $3,339.3 million. Revenue reported in this report for the fiscal year ended June 30, 2021 was $3,557.4 million.

The following table sets forth the Stock Price Goals which must be achieved by September 30, 2026:

Stock Price Goals(1)	Absolute Change in Stock Price from Grant Date Stock Price(2)	Absolute Change in Stock Price From $45 Exercise Price
$45	32%	0%
$60	76%	33%
$75	120%	67%
$95	179%	111%
$120	252%	167%
__________________________
(1)Sustained stock price performance is required for each Stock Price Goal to be met, other than in connection with a change in control. For each Stock Price Goal to be met, the sixty trading day average stock price must equal or exceed the Stock Price Goal.
(2)Utilizes closing stock price on March 2, 2021 of $34.08 per share. The June 30, 2021 closing stock price was $35.18 per share.

Each of the five tranches vests only when both the applicable Revenue Goal and Stock Price Goal for such tranche are certified by the Compensation Committee as having been met.

A Revenue Goal and a Stock Price Goal that are matched together can be achieved at different points in time and vesting will occur at the later of the achievement certification dates for such Revenue Goal and Stock Price Goal. Subject to any applicable clawback provisions, policies or other forfeiture terms described in the 2021 CEO Performance Award, once a goal is achieved, it is forever deemed achieved for determining the vesting of a tranche.

There is no automatic acceleration of vesting of the 2021 CEO Performance Award upon a future “change in control”, but any tranches that are unvested as of the date of the change in control will vest upon the change in control if the Stock Price Goal related to that tranche is achieved (the Revenue Goals will be disregarded). For purposes of determining whether any Stock Price Goal has been achieved, the stock price shall equal the greater of (1) the most recent closing price per share immediately prior to the effective time of such change in control, or (2) the per share common stock price (plus the per share of common stock value of any other consideration) received by our stockholders in the change in control. To the extent any tranche of the 2021 CEO Performance Award has not vested prior to the change in control, and does not vest in connection with the change of control based on attainment of the relevant Stock Price Goal, as described above, such tranche under the 2021 CEO Performance Award will terminate as of the effective date of the change in control.

Reasons for the 2021 CEO Performance Award

The Compensation Committee’s primary objective in designing the 2021 CEO Performance Award was to help the Company continue to grow and achieve its mission, which would facilitate the creation of significant stockholder value.

Mr. Liang has been critical to fulfilling the Company’s mission to be the leading innovator in high-performance, high-efficiency server and storage technology while being committed to protect the environment through, and provide customers with, the most energy-efficient, environmentally-friendly solutions available on the market. Mr. Liang co-founded the Company, has been our Chief Executive Officer and Chairman since our inception, leads the overall management of the Company, and sets our strategic direction. His experience in running our business, and his continued personal involvement in key relationships with suppliers, customers and strategic partners and directing product innovations, will be extremely valuable to the Company as the Company looks to re-accelerate its growth and meet its bold vision to achieve the Revenue Goals and Stock Price Goals embedded in the 2021 CEO Performance Award.

Mr. Liang remains the Company's largest stockholder, and the Compensation Committee believes the 2021 CEO Performance Award helps ensure his commitment and focus on delivering on a long-term vision that can increase stockholder value.

Fiscal Year 2021 Named Executive Officer Compensation Components, Other than the 2021 CEO Performance Award

For fiscal year 2021, the principal components of compensation for our named executive officers (including for the Chief Executive Officer during fiscal year 2021 prior to the grant of the 2021 CEO Performance Award in March 2021) were some or all of the following:

•Base salary;
•Short-term bonuses, some of which are discretionary and some of which are guaranteed; and
•Equity-based incentive compensation consisting of grants of stock options and/or RSUs.

Base Salary. We pay base salaries to our named executive officers to provide them with a base level of fixed income for services rendered to us. Base salary rates for our named executive officers other than the Chief Executive Officer are determined annually by the Compensation Committee based upon recommendations by our Chief Executive Officer, typically taking into account factors such as salary norms in comparable companies and publicly available data regarding compensation increases in our industry, subjective assessments of the nature of the officers' positions and an annual review of the contribution and experience of each named executive officer. For the Chief Executive Officer, prior to the grant of the 2021 CEO Performance Award in March 2021, the Compensation Committee had considered substantially the same type of information, as well as our overall size in terms of annual revenue, scale and number of employees and the Chief Executive Officer’s overall stock ownership. In connection with the grant of the 2021 CEO Performance Award, Mr. Liang will receive a de minimis salary of $1 per annum (or such other non-waivable minimum wage requirement, if deemed advisable) and no cash bonuses through June 30, 2026.

Other than as discussed in the paragraphs above and below, the Compensation Committee held base salaries at the same annual rates as were in effect at the end of fiscal year 2020. As had been discussed in the Prior Year CD&A, in the fourth quarter of fiscal year 2020, the Compensation Committee had approved increases in base salary rates for the named executive officers, which ranged from approximately 8% to 43%, after we had again become current in filing our periodic reports with the SEC and our common stock was relisted on the Nasdaq Global Select Market.

In addition, following the assumption of the role of Senior Vice President, Chief Financial Officer and Chief Compliance Officer in February 2021 by Mr. Weigand, the Compensation Committee approved an adjustment to his base salary to $380,000 per annum, which was substantially identical to the annual base salary of his predecessor. Mr. Hsu’s base salary was also adjusted following a transition in his role (and a decrease in his responsibilities) as discussed in the table below.

	Principal Position During Fiscal Year 2021	Fiscal Year 2020 Base Salary Rate	Fiscal Year 2021 Base Salary Rate(1)	Base Salary % Change
Charles Liang	President, Chief Executive Officer and Chairman of the Board	$522,236	$1	(100)%
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer	$337,716	$380,000	13%
Don Clegg	Senior Vice President, Worldwide Sales	$352,000	$352,000	—%
George Kao	Senior Vice President, Operations	$325,728	$325,728	—%
Alex Hsu	Senior Chief Executive, Strategic Business	$378,000	$160,000	(58)%
Kevin Bauer	Former Senior Vice President, Chief Financial Officer	$379,040	$379,040	—%
____________________
(1)The base salary amounts actually paid to each named executive officer for fiscal year 2020 and 2021 are disclosed in the Summary Compensation Table. The fiscal year 2020 salary amounts disclosed in the Summary Compensation Table for each named executive officer are less than the amounts disclosed in the table above because each named executive officer was receiving his fiscal year 2019 base salary rate for a portion of fiscal year 2020. In addition:
•For Mr. Liang, the fiscal year 2021 salary amount disclosed in the Summary Compensation Table is higher than the amount disclosed in the table above because Mr. Liang commenced receiving his $1 de minimis base salary following the grant of the 2021 CEO Performance Award in March 2021;
•For Mr. Weigand, the fiscal year 2021 salary amount disclosed in the Summary Compensation Table is lower than the amount disclosed in the table above because Mr. Weigand only commenced receiving the amount set forth in the table following his appointment in February 2021 as Senior Vice President, Chief Financial Officer and Chief Compliance Officer;

•For Mr. Hsu, the fiscal year 2021 salary amount disclosed in the Summary Compensation Table is higher than the amount disclosed in the table above because for most of fiscal year 2021 Mr. Hsu served in the role of Chief Operating Officer at his fiscal year 2020 base salary rate. In March 2021, Mr. Hsu transitioned to the role of Senior Chief Executive, Strategic Business, a part-time position, from his prior role as Senior Vice President, Chief Operating Officer and ceased being an executive officer, and his base salary rate was adjusted to the fiscal year 2021 base salary rate in the table above. Such amount was determined primarily through discussions with the Chief Executive Officer; and
•For Mr. Bauer, the fiscal year 2021 salary amount disclosed in the Summary Compensation Table is lower than the amount disclosed in the table above because Mr. Bauer resigned as Senior Vice President, Chief Financial Officer in January 2021.

Short-Term Incentive Cash Compensation. In fiscal year 2021, the Compensation Committee did not utilize a uniform short-term incentive cash compensation program for the named executive officers. As discussed in the Prior Year CD&A, in the fourth quarter of fiscal year 2020 the Compensation Committee had implemented a short-term incentive cash compensation program for fiscal year 2020 with performance goals as part of its review of executive compensation following the re-listing of our common stock on the Nasdaq Global Select Market (which had occurred in January 2020) in order to support our overall business objectives by aligning short-term Company performance with the interests of investors and focusing attention on key measures of success. Following the completion of such short-term incentive cash program, the Compensation Committee did not believe it was necessary to renew a similar program for fiscal year 2021.

Other Short-Term Bonuses. During fiscal year 2021, we instead utilized individualized short-term cash bonus arrangements with various officers of the Company, including all of our named executive officers. In some cases these arrangements pre-date the time that these individuals became executive officers, in other cases the arrangements were negotiated at the time the individual was hired or was designated as an executive officer, and in still other cases the arrangements were new short-term bonus opportunities implemented for fiscal year 2021. These arrangements provide for fixed bonus payments, variable bonus payments, or a hybrid program. We award these short-term bonuses to the named executive officers for their continued achievements and contributions to the Company, as further described below. The table below summarizes the fiscal year 2021 arrangements for the named executive officers.

Charles Liang
For a portion of fiscal year 2021, and spurred by the COVID-19 pandemic, we provided employees additional per day compensation for coming into the workplace. In the United States, both exempt and non-exempt employees were generally eligible for this program based upon the number of days on which they worked on-site, based on a standard rate for each of the exempt and non-exempt employees (the “Workplace Incentive”). Under the Workplace Incentive, Mr. Liang received $3,360.

David Weigand
In connection with his appointment as Senior Vice President, Chief Financial Officer and Chief Compliance Officer in February 2021, Mr. Weigand received a fixed bonus, paid quarterly, at a rate of $80,000 per year. Due to the commencement of the award in February 2021, Mr. Weigand received only half of the annual amount for fiscal year 2021 ($40,000). This bonus amount is similar in both structure and amount to what was provided to Mr. Weigand’s predecessor upon his initial appointment to the position. Under the Workplace Incentive, Mr. Weigand received $3,360.

Don Clegg
Mr. Clegg received a fixed bonus, paid monthly, at a rate of $84,000 per year. Due to the termination of this program after July 2020, however, Mr. Clegg received only 1/12th of the annual amount for fiscal year 2021 ($7,000). Under the Workplace Incentive, Mr. Clegg received $2,990.

George Kao	Under the Workplace Incentive, Mr. Kao received $3,168.
Alex Hsu	Under the Workplace Incentive, Mr. Hsu received $768.
Kevin Bauer
Mr. Bauer received a fixed bonus, paid monthly, initially at a rate of $80,000 per year, then increased to a rate of $120,000 per year in September 2019. Due to the termination of this program after July 2020, however, Mr. Bauer received only 1/12th of the annual amount for fiscal year 2021 ($10,000). Under the Workplace Incentive, Mr. Bauer received $3,408.

Equity-Based Incentive Compensation. Stock options and other equity-based awards are also an important component of the total compensation of our named executive officers. We believe that equity-based awards also align the interests of each named executive officer with those of our stockholders. They also provide named executive officers a significant, long-term interest in our success and help retain key named executive officers in a competitive market for executive talent. The 2020 Equity and Incentive Compensation Plan authorized the Compensation Committee to grant stock options and other equity-based awards to eligible named executive officers. The number of shares owned by, or subject to equity-based awards held by, each named executive officer is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance, expected future performance and the relative holdings of other executive officers. The Compensation Committee has historically granted equity awards to employees on a two-year cycle.

Due to the fact that we failed to file our 2017 Form 10-K by its due date, the effectiveness of our registration statement on Form S-8 covering equity awards under our prior 2016 Equity Incentive Plan was suspended. It remained suspended until December 20, 2019, the date on which we had completed filing all of our delinquent quarterly and annual reports with the SEC. The effectiveness of our registration statement on Form S-8 for the prior 2016 Equity Incentive Plan was then revived. The Compensation Committee did not make equity awards to our named executive officers during the period of time when our registration statement on Form S-8 for the 2016 Equity Incentive Plan was not effective, except to persons who became named executive officers during this period. With the adoption of the 2020 Equity and Incentive Compensation Plan, and the effectiveness of a Form S-8 registration statement for that plan and awards granted under it on June 16, 2020, our Compensation Committee has granted, and expects that it will continue to grant, additional equity awards to our named executive officers that will reflect the lack of equity awards for the period of time during which the effectiveness of our registration statement on Form S-8 for our prior 2016 Equity Incentive Plan was suspended. We expect to make all future equity awards out of the 2020 Equity and Incentive Compensation Plan.

For fiscal year 2021, which commenced July 1, 2020, the Compensation Committee determined to provide the awards of performance-based stock options, service-based stock options and RSUs to named executive officers as outlined in the table below.

	Type of Award	Quantity (at Target) of Award	Rationale for Providing the Award
Charles Liang	Performance options	1,000,000	Long-term incentive(1)
David Weigand(2)	Stock options	8,000	Refresh grant
	RSUs	3,600	Refresh grant
Don Clegg	Stock options	7,500	Refresh grant
	RSUs	3,380	Refresh grant
George Kao	Stock options	5,410	Refresh grant
	RSUs	2,430	Refresh grant
Alex Hsu(3)	N/A	N/A	N/A
__________________________
(1)See “2021 CEO Performance Award Granted in March 2021” above for additional information.
(2)Mr. Weigand assumed the role of Senior Vice President, Chief Financial Officer and Chief Compliance Officer following the resignation of Mr. Bauer in January 2021.
(3)Mr. Hsu served as Senior Vice President, Chief Operating Officer until March 2021. In March 2021, Mr. Hsu transitioned to the role of Senior Chief Executive, Strategic Business. Although Mr. Hsu did not receive any new grants of equity awards during fiscal year 2021, the original vesting schedules for his awards outstanding as of February 28, 2021 were continued despite his reduction in responsibilities effective March 1, 2021, and his awards were deemed modified for accounting purposes. For more information about modification fair value for Mr. Hsu’s awards relating to his transition, please see the “Fiscal Year 2021 Summary Compensation Table” and “Fiscal Year 2021 Grants of Plan-Based Awards Table” below.

Stock Options. In general, the Compensation Committee uses stock options to directly align the compensation interests of participating named executive officers with the investment interests of our stockholders. See “2021 CEO Performance Award Granted in March 2021” for additional information regarding the grant of the long-term performance-based option award to Mr. Liang. The stock options described above for each of Messrs. Weigand and Clegg were granted on August 4, 2020 with a 10-year term and an exercise price equal to the closing market price of our common stock on the grant date ($30.33 per share). Subject to the continued service of such named executive officers, these stock options vest and become exercisable at the rate of 25% of the shares on May 1, 2021, and 1/16th at the end of each successive calendar quarter thereafter. The Compensation Committee had approved utilizing May 1, 2021 as the first vesting date because (if not for the delay in the Company’s ability to issue equity incentive awards because it did not have an effective registration statement on Form S-8 covering equity awards under its equity incentive plans) such awards otherwise would have been made for these named executive officers on or prior to May 1, 2020 as part of their two-year award cycle. The stock options described above for Mr. Kao were granted on October 27, 2020 with a 10-year term and an exercise price equal to the closing market price of our common stock on the grant date ($23.74 per share). Subject to the continued service of such named executive officer, the grant is generally exercisable at the rate of 25% of the options granted on October 27, 2021, and then 1/16th at the end of each successive calendar quarter thereafter. The particular size of the stock option grants to each of these named executive officers was determined based upon the recommendation of Mr. Liang which was reviewed and approved by the Compensation Committee.

RSUs. In general, RSUs represent the right to receive a defined number of shares of our common stock subject to the continued employment through the vesting date. The RSUs described above for each of Messrs. Weigand and Clegg were granted on August 4, 2020. Subject to the continued service of such named executive officers, these RSUs vest at the rate of 25% of the total number of units on May 10, 2021, and 1/16th at the end of each successive calendar quarter thereafter. The Compensation Committee had approved utilizing May 10, 2021 as the first vesting date because (if not for the delay in the Company’s ability to issue equity incentive awards because it did not have an effective registration statement on Form S-8 covering equity awards under its equity incentive plans) such awards otherwise would have been made for these named executive officers on or prior to May 10, 2020 as part of their two-year award cycle. The RSUs described above for Mr. Kao were granted on October 27, 2020. Subject to the continued service of such named executive officer, these RSUs vest at the rate of 25% of the total number of units on November 10, 2021, and 1/16th at the end of each successive calendar quarter thereafter. The particular size of the RSU grants to each of these named executive officers was determined based upon the recommendation of Mr. Liang which was reviewed and approved by the Compensation Committee.

PRSUs. PRSUs represent the right to receive a defined number of shares of our common stock subject to the achievement of pre-established goals. Mr. Hsu received a grant of 30,000 in target PRSUs on March 27, 2020. In general, a total of 30,000 units were to vest based on service conditions only, with the first tranche of 15,000 vesting in May 2021 and 15,000 vesting in November 2021. Additional units could have been earned for each tranche if the Company’s revenue increased year-over-year (fiscal year 2020 compared to fiscal year 2019 for the first tranche and fiscal year 2021 compared to fiscal year 2020 for the second tranche).

With respect to the first tranche, the Company’s revenue for fiscal year 2020 ($3,339 million) did not exceed revenue for fiscal 2019 ($3,500 million), so no additional units were earned for the first tranche. With respect to the second tranche, if the Company’s revenue for fiscal year 2021 exceeded its revenue for fiscal year 2020, then a number of additional units would have been earned for the second tranche. The number of additional units was to be determined by multiplying the percentage growth in revenue by three, which amount would have then been a multiplier of the base number of 15,000 units. Based upon the Company’s revenue for fiscal year 2021 ($3,557 million) increased from revenue for fiscal year 2020, management has calculated that for the second tranche, approximately 2,939 additional units were earned, such that a total of 17,939 units will vest in November 2021. Such amount remains subject to final certification by the Compensation Committee.

Update on Special Performance-Based Cash Incentive Award Granted in March 2020

As discussed in the Prior Year CD&A, in March 2020, the Board, upon the recommendation of the Compensation Committee, approved special performance-based cash incentive award opportunities to certain long-term employees, including Mr. Liang, our Chief Executive Officer. This incentive for Mr. Liang was specifically linked to Company stock price performance. Mr. Liang’s award, for a cash incentive opportunity of up to $8,076,701 (the “Maximum Value”), was subject to the following conditions:

•50% of the Maximum Value will be paid to Mr. Liang only if the average closing price for the Company’s common stock equals or exceeds $31.61 (representing a 15% premium over the average closing price of the Company’s common stock for the 20 consecutive trading days preceding the Board’s decision) for any period of 20 consecutive trading days prior to September 30, 2021 (the “First Price Target”), provided that Mr. Liang remains employed with the Company through the date that such common stock price goal is achieved; provided further that this payment shall be subject to reduction (including possibly a reduction to zero) at the sole discretion of the Board to the extent the Company has not made, in the Board’s determination, adequate progress in remediating its internal weaknesses in its internal control over financial reporting; and

•50% of the Maximum Value will be paid to Mr. Liang only if the average closing price for the Company’s common stock equals or exceeds $32.99 (representing a 20% premium over the average closing price of the Company’s common stock for the 20 consecutive trading days preceding the Board’s decision) (the “Second Price Target”) for any period of 20 consecutive trading days prior to June 30, 2022, provided that Mr. Liang remains employed with the Company through the date that such common stock price goal is achieved.

The relevant stock price goals under Mr. Liang’s award were not met during fiscal year 2020, and no portion of these amounts were paid to Mr. Liang during fiscal year 2020. During fiscal year 2021, the First Price Target was achieved based upon stock price performance from December 22, 2020 through January 21, 2021. As of August 27, 2021, the Board has not yet determined whether to exercise any negative discretion with respect to the first 50% of the Maximum Value earned by Mr. Liang (as described in the first bullet point above), and no portion of the first 50% of the Maximum Value has yet been paid to Mr. Liang through such date. The Board is expected to make a final determination whether to exercise any negative discretion by October 31, 2021. However, due to the fact that we currently expect that the Board will determine that the Company has made adequate progress in remediating the Company’s material weaknesses in its internal control over financial reporting, we have chosen to disclose the first 50% of the Maximum Value as having been earned by Mr. Liang for fiscal year 2021, and are disclosing it as an earned amount in the Summary Compensation Table below, all in advance of formal Board determination. Also during fiscal year 2021, the Second Price Target was achieved based upon stock price performance from February 8, 2021 through March 8, 2021. Payment of the 50% of the Maximum Value relating to the Second Price Target was made to Mr. Liang during the fourth quarter of fiscal year 2021. As a result of these activities and achievements, we currently consider 100% of the Maximum Value to have been earned by Mr. Liang for fiscal year 2021.

Former CFO Consulting Arrangement

Prior to ceasing employment with the Company as Chief Financial Officer, in February 2021 Mr. Bauer entered into a consulting arrangement with the Company related to reinforcing a smooth transition of his prior duties, and providing general consultation and advice services. The term of the arrangement is for one year with a monthly fee of $13,334 for services. As a result of the consulting service provided for in the consulting arrangement, Mr. Bauer's outstanding equity awards generally will continue to vest during the consulting period in accordance with their terms and the period Mr. Bauer was permitted to exercise his awards was extended until May 25, 2022. Assuming a stock price equal to $32.50 (our closing stock price on February 25, 2021, Mr. Bauer’s last day of employment), the intrinsic value of the unvested awards subject to such continued vesting was approximately $40,500 in stock options and $0 in RSUs.

On April 27, 2021, Mr. Bauer was also granted 10,000 stock options to compensate his consulting efforts in a smooth transition of his prior duties, and his provision of general consultation and advice services. Such stock options have a 10-year term and an exercise price equal to the closing market price of our common stock on the grant date ($38.50 per share). Subject to the continued provision of consulting services, these stock options vest and become exercisable at the rate of 100% of the shares on February 25, 2022. The number of shares subject to these stock options was determined primarily through discussions with the Chief Executive Officer.

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

Stock Retention Policy

We have adopted a stock retention policy which requires that our Chief Executive Officer hold a significant portion of the shares of our common stock acquired under our equity incentive plans for at least 36 months. Generally, under the policy, the Chief Executive Officer must retain at least 50% of all “net” shares received (“net” shares means those shares remaining after the sale or withholding of shares in payment of the exercise price, if applicable, and withholding taxes) for at least 36 months following the date on which an equity award is vested, settled or exercised, as applicable. In addition, in connection with the 2021 CEO Performance Award granted to our Chief Executive Officer in March 2021, the Board required a restriction on the sale of any shares issued upon the exercise of the options associated with such award until March 2, 2024, the third anniversary of the grant date. See “2021 CEO Performance Award Granted in March 2021.”

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

Employment Arrangements, Severance and Change of Control Benefits. We have not entered into employment agreements with any of our named executive officers (we have entered into a consulting agreement with Mr. Bauer, which is further described above under “- Former CFO Consulting Arrangement”). Each of Messrs. Clegg, Hsu, Kao and Weigand currently has a signed offer letter which provides for at-will employment. Each such offer letter provides for an initial base salary rate, an initial stock option grant and rights to participate in our employee benefit plans as described above. Prior to his departure in February 2021, Mr. Bauer had a substantially similar offer letter. We do not have any written employment arrangements with Mr. Liang. Other than as described in the following sentence, we do not have any arrangements with any of our named executive officers that provide for any severance or other benefits in the event of termination or change of control of our Company. See also “- Fiscal Year 2021 Potential Payments Upon Termination or Change of Control.” The 2021 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. See “2021 CEO Performance Award Granted in March 2021.”

Tax and Accounting Considerations. In our review and establishment of named executive officer compensation programs and payments, we consider, but do not place substantial emphasis on, the anticipated accounting and tax treatment of our compensation programs to us and our named executive officers. Among other factors that receive greater consideration are the net costs to us and our ability to effectively administer executive compensation in the short and long-term interests of stockholders.

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), generally limits a Company’s ability to deduct for tax purposes compensation in excess of $1.0 million paid in any single tax year to certain executive officers (and, beginning in 2018, certain former executive officers). We expect to continue to design and maintain executive compensation arrangements that we believe will attract and retain the executive talent that we need to compete successfully, even if in certain cases such compensation is not deductible for federal income tax purposes. In addition, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.

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

Sherman Tuan, Chair
Saria Tseng

Fiscal Year 2021 Summary Compensation Table

The following table sets forth information concerning the reportable compensation for our named executive officers for the fiscal years ended 2021, 2020 and 2019, as applicable.

FISCAL YEAR 2021 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)	Total ($)
Charles Liang	2021	421,785	3,360	—	11,616,000	8,076,701	—	20,117,846
President, Chief Executive Officer and Chairman of the Board	2020	423,346	—	—	—	875,635	—	1,298,981
	2019	386,212	—	—	—	—	—	386,212

David Weigand	2021	367,709	43,360	109,188	113,280	—	—	633,537
Senior Vice President, Chief Financial Officer and Chief Compliance Officer	2020	300,347	222,107	—	—	78,970	—	601,424
	2019	270,000	48,921	221,000	215,600	—	—	755,521

Don Clegg	2021	362,140	9,990	102,515	106,200	—	—	580,845
Senior Vice President, Worldwide Sales	2020	348,459	108,970	—	—	290,581	—	748,010
	2019	336,910	146,419	132,600	215,600	—	—	831,529

George Kao	2021	333,858	6,273	57,688	60,213	—	—	458,032
Senior Vice President, Operations	2020	324,807	4,524	68,851	15,288	152,333	—	565,803
	2019	305,060	4,262	—	39,323	—	—	348,645

Alex Hsu(6)	2021	305,333	768	452,964	475,592	—	—	1,234,657
Senior Chief Executive, Strategic Business	2020	374,845	5,048	611,100	372,400	189,624	—	1,553,017
	2019	206,340	2,623	60,112	172,480	—	—	441,555

Kevin Bauer(7)	2021	294,575	13,408	—	426,500	—	53,336	787,819
Former Senior Vice President, Chief Financial Officer	2020	363,954	460,967	—	—	164,441	—	989,362
	2019	340,356	80,004	—	—	—	—	420,360
__________________________
(1)Amounts disclosed under "Salary" for fiscal year 2021 include leave pay earned by the named executive officers.
(2)Amounts disclosed under “Bonus” for fiscal year 2021 reflect short-term bonuses earned by each of the named executive officers. See discussion under “Compensation Discussion and Analysis” for more information about these individualized programs.
(3)The amount disclosed for fiscal year 2021 represents the grant date fair value of the RSU award granted during the fiscal year to the named executive officer calculated in accordance with ASC Topic 718 (plus, for Mr. Hsu, the modification fair value for the continuation of the original vesting schedules for his awards outstanding as of February 28, 2021 despite his reduction in responsibilities effective March 1, 2021 (based on a deemed modification for accounting purposes)), in each case as further described in the Fiscal Year 2021 Grants of Plan-Based Awards table below. Assumptions used in the calculation of this amount are included in Part II, Item 8, “Financial Statement and Supplementary Data”, and Part II, Item 8, Note 14 “Stock-based Compensation and Stockholders’ Equity”, to our consolidated financial statements for fiscal year 2021 included in this Annual Report on Form 10-K.
(4)The amount disclosed for fiscal year 2021 represents the grant date fair value of the stock option award for each named executive officer calculated in accordance with ASC Topic 718, using the Black Scholes option-pricing model (plus (A) for Mr. Bauer, the modification fair value for a modification of the post-employment termination exercise period for 70,000 in vested stock options held by Mr. Bauer as of February 25, 2021, and (B) for Mr. Hsu the modification fair value for the continuation of the original vesting schedules for his awards outstanding as of February 28, 2021 despite his reduction in responsibilities effective March 1, 2021 (based on a deemed modification for accounting purposes)), in each case as further described in the Fiscal Year 2021 Grants of Plan-Based Awards table below. The amount set forth in the table above with respect to Mr. Liang’s award represents our determination of probable outcome of the performance conditions embedded in the 2021 CEO Performance Award as of the date of grant. If the maximum level of performance is achieved with respect to this award (in other words, if we achieve the $8.0 billion revenue target and our common stock reaches the $120.00 per share price target, the grant date fair value of the award will be $13,882,000. These amounts do not necessarily correspond to the actual values that may be realized by the named executive officers, which depend, among other things, on the market value of our common stock appreciating from that on the grant dates of the options. This award was designed to be entirely an incentive for future performance that could take many years, if at all, to be achieved. Further, each of the stock price targets (starting at $45.00 and rising to $120.00) and revenue targets (starting at $4.0 billion and rising to $8.0 billion) was selected to be very difficult to achieve. If any options have not vested by the end of the term of the option award, they will be forfeited and Mr. Liang will not realize any value from such options. As of the date of this filing, none of the revenue or stock price goals has been achieved. Furthermore, the exercise price of $45.00 per share is 32% higher than the closing price of our common stock on the date the 2021 CEO Performance Award was granted AND exceeds the highest price at which our common stock has ever traded as of the date of this filing. Even if we achieve the first revenue goal of $4.0 billion and the first stock price goal of $45.00 is also met, so that the first tranche of the 2021 CEO Performance Award vests, Mr. Liang will realize no gain on the shares covered by the first tranche unless he exercises the option for the first tranche of shares and thereafter our common stock trades at a price higher than $45.00 per share. Assumptions used in the calculation of these amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Part II, Item 8, Note 14 “Stock-based Compensation and Stockholders’ Equity”, to our consolidated financial statements for fiscal year 2021 included in this Annual Report on Form 10-K.
(5)The amount disclosed in this column for fiscal year 2021 represents for Mr. Liang $8,076,701 in Maximum Value deemed earned under a special performance-based cash incentive award opportunity granted to Mr. Liang in March 2020. See “Update on Special Performance-Based Cash Incentive Award Granted in March 2020” above for more information about this award.
(6)Mr. Hsu served as Senior Vice President, Chief Operating Officer until March 2021. In March 2021, Mr. Hsu transitioned to the role of Senior Chief Executive, Strategic Business.
(7)Mr. Bauer resigned as our Chief Financial Officer in January 2021, and Mr. Weigand has assumed such role. Mr. Bauer served as consultant after his resignation from the Company and earned $53,336 in consulting fees for fiscal year 2021.

Fiscal Year 2021 Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2021 to each of our named executive officers, which grants were made under the 2020 Equity and Incentive Compensation Plan.

FISCAL YEAR 2021 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Charles Liang(2)	3/2/2021	200,000	1,000,000	1,000,000	—	—	$45.00	$11,616,000	(6)
David Weigand	8/4/2020	—	—	—	—	8,000	30.33	113,280
	8/4/2020	—	—	—	3,600	—	—	109,188
Don Clegg	8/4/2020	—	—	—	—	7,500	30.33	106,200
	8/4/2020	—	—	—	3,380	—	—	102,515
George Kao	10/27/2020	—	—	—	—	5,410	23.74	60,213
	10/27/2020	—	—	—	2,430	—	—	57,688
Alex Hsu	3/1/2021	—	(3)	—	(3)	—	—	452,964
	3/1/2021	—	—	—	—	(4)	(4)	475,592
Kevin Bauer	4/27/2021	—	—	—	—	10,000	38.50	183,600
	2/25/2021	—	—	—	—	(5)	(5)	242,900
_________________________
(1)    Amounts disclosed in this column represent the fair value of the RSU and stock option awards as of the date of grant (for Mr. Liang’s stock option award, based upon the probable outcome of the performance conditions), computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.
(2)    These stock options are performance-based and shall vest and become exercisable depending upon the degree of satisfaction of both the Stock Price Goals and Revenue Goals discussed above in CD&A. The Stock Price Goals must be achieved on or prior to September 30, 2026 and the Revenue Goals must be achieved on or prior to June 30, 2026. The options may vest in tranches of 200,000 shares each only when coordinating Stock Price Goals and Revenue Goals, respectively, of $45.00 sixty-trading-day-average stock price and $4.0 billion in four-consecutive-fiscal-quarter revenue, $60.00 sixty-trading-day-average stock price and $4.8 billion four-consecutive-fiscal-quarter revenue, $75.00 sixty-trading-day-average stock price and $5.8 billion four-consecutive-fiscal-quarter revenue, $95.00 sixty-trading-day-average stock price and $6.8 billion four-consecutive-fiscal-quarter revenue, and $120.00 sixty-trading-day-average stock price and $8.0 billion four-consecutive-fiscal-quarter revenue, are achieved. The smallest amount of these stock options (threshold) that can be earned based on performance is vested stock options for 200,000 shares for achieving a Stock Price Goal of $45.00 sixty-trading-day-average stock price and a Revenue Goal of $4.0 billion in four-consecutive-fiscal-quarter revenue. However, even if those goals are achieved, if the Company’s stock price remained at $45.00 per share, based on the $45.00 exercise price for these stock options, there would be no appreciation value in those stock options for Mr. Liang. For more information about the operation of this award, see “2021 CEO Performance Award Granted in March 2021” above.
(3)    In connection with his change in role with us effective March 1, 2021, the remaining PRSUs and unvested RSUs held by Mr. Hsu as of March 1, 2021 were deemed modified for accounting purposes. The value disclosed in this row reflects the modification fair value for the modification of Mr. Hsu’s remaining PRSUs and unvested RSUs.
(4)    In connection with his change in role with us effective March 1, 2021, the unvested stock options held by Mr. Hsu as of March 1, 2021 were deemed modified for accounting purposes. The value disclosed in this row reflects the modification fair value for the modification of Mr. Hsu’s unvested stock options.
(5)    In connection with his termination of employment and consulting arrangement with us, the post-employment termination exercise period for 70,000 in vested stock options held by Mr. Bauer as of February 25, 2021 was extended to expire within three months of the end of his consulting period (which is currently expected to occur on February 25, 2022). These vested stock options consisted of 8,030 stock options, 21,970 stock options, 6,400 stock options and 33,600 stock options, each at an exercise price of $28.45 per share to expire on January 25, 2027. The value disclosed in this row reflects the modification fair value for the modification of the post-employment termination exercise period for Mr. Bauer’s stock options.
(6)    Reflects the grant date fair value of the 2021 CEO Performance Award, calculated in accordance with ASC Topic 718, as described in footnote one. This amount does not necessarily correspond to the actual value that may be realized by Mr. Liang. The 2021 CEO Performance Award is intended to compensate Mr. Liang over its 10-year maximum term and will become vested as to all shares subject to it only if the market price of our common stock increases to $120.00 per share (determined on a sixty-trading-day average) and our revenue increases to $8.0 billion over four consecutive fiscal quarters, in each case during the applicable performance period. This award was designed to be entirely an incentive for future performance that could take many years, if at all, to be achieved. Further, each of the stock price targets (starting at $45.00 and rising to $120.00) and revenue targets (starting at $4.0 billion and rising to $8.0 billion) was selected to be very difficult to achieve. If any options have not vested by the end of the term of the option award, they will be forfeited and Mr. Liang will not realize any value from such options. As of the date of this filing, none of the revenue or stock price goals has been achieved. Furthermore, the exercise price of $45.00 per share is 32% higher than the closing price of our common stock on the date the 2021 CEO Performance Award was granted AND exceeds the highest price at which our common stock has ever traded as of the date of this filing. Even if we achieve the first revenue goal of $4.0 billion and the first stock price goal of $45.00 is also met, so that the first tranche of the 2021 CEO Performance Award vests, Mr. Liang will realize no gain on the shares covered by the first tranche unless he exercises the option for the first tranche of shares and thereafter our common stock trades at a price higher than $45.00 per share. See “Executive Compensation—Compensation Discussion and Analysis (“CD&A”)— Compensation Philosophy and Objectives—Our Move Toward Performance-Based Compensation Arrangements” and “Executive Compensation—Compensation Discussion and Analysis (“CD&A”)—2021 CEO Performance Award Granted in March 2021” above and Part II, Item 8, Note 14 “Stock-based Compensation and Stockholders’ Equity”, to our consolidated financial statements for fiscal year 2021 included in this Annual Report on Form 10-K.

Grants made in fiscal year 2021 are described more fully in the "Compensation Discussion and Analysis" section of this Annual Report. More information concerning the terms of the employment or consulting arrangements, if applicable, in effect with our named executive officers during fiscal year 2021 is provided under the "Employment Arrangements, Severance and Change of Control Benefits" under the “Compensation Discussion and Analysis”.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information concerning the outstanding equity-based awards as of June 30, 2021, held by our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Liang	231,260			20.70	1/21/2023

	166,750					35.07	1/19/2025
	130,000					26.95	8/2/2027
	—	—		1,000,000	(2)	45.00	3/2/2031
David Weigand	11,310	4,762	(3)			22.10	7/31/2028
	3,690	238	(3)			22.10	7/31/2028
	—	4,475	(4)			30.33	8/4/2030
	2,000	1,525	(4)			30.33	8/4/2030
								2,500	(5)	87,950
								2,700	(6)	94,986
Don Clegg	6,800	—				12.50	8/6/2022
	6,000	—				26.75	8/4/2024
	4,000	—				20.54	8/3/2026
	9,917	4,762	(7)			22.10	7/31/2028
	5,083	238	(7)			22.10	7/31/2028
	—	4,288	(4)			30.33	8/4/2030
	1,875	1,337	(4)			30.33	8/4/2030
								1,500	(5)	52,770
								2,535	(6)	89,181
George Kao	14,840	—				26.95	8/2/2027
	5,160	—				26.95	8/2/2027
	744	2,228	(8)			13.00	10/30/2028
	2,968	—				13.00	10/30/2028
	974	586	(9)			20.37	3/27/2030
	—	5,410	(10)			23.74	10/27/2030
								1,268	(11)	44,608
								2,430	(12)	85,487
Alex Hsu	3,500	—				17.96	1/20/2024
	2,500	—				27.28	1/27/2026
	2,082	298	(13)			22.80	1/24/2028
	9,005	3,956	(7)			22.10	7/31/2028
	2,995	44	(7)			22.10	7/31/2028
	38,000	—				20.37	3/27/2030
								134	(14)	4,714
								680	(15)	23,922
								17,939	(16)	631,094
Kevin Bauer	400	1,200	(17)			28.45	1/25/2027
	2,100	6,300	(17)			28.45	1/25/2027
	—	10,000	(18)			38.50	4/27/2031
__________________________
(1)Represents the closing stock price per share of our common stock as of June 30, 2021 ($35.18) multiplied by the number of shares underlying RSUs that had not vested as of June 30, 2021 (or, for Mr. Hsu, PRSUs that had been earned based on performance through June 30, 2021 but that had not vested as of June 30, 2021).
(2)    These stock options are performance-based and shall vest and become exercisable depending upon the degree of satisfaction of both the Stock Price Goals and Revenue Goals discussed above in CD&A. The Stock Price Goals must be achieved on or prior to September 30, 2026 and the Revenue Goals must be achieved on or prior to June 30, 2026. The options may vest in tranches of 200,000 shares each only when coordinating Stock Price Goals and Revenue Goals, respectively, of $45.00 sixty-trading-day-average stock price and $4.0 billion in four-consecutive-fiscal-quarter revenue, $60.00 sixty-trading-day-average stock price and $4.8 billion four-consecutive-fiscal-quarter revenue, $75.00 sixty-trading-day-average stock price and $5.8 billion four-consecutive-fiscal-quarter revenue, $95.00 sixty-trading-day-average stock price and $6.8 billion four-consecutive-fiscal-quarter revenue, and $120.00 sixty-trading-day-average stock price and $8.0 billion four-consecutive-fiscal-quarter revenue, are achieved. The smallest amount of these stock options (threshold) that can be earned based on performance is vested stock options for 200,000 shares for achieving a Stock Price Goal of $45.00 sixty-trading-day-average stock price and a Revenue Goal of $4.0 billion in four-consecutive-fiscal-quarter revenue. However, even if those goals are achieved, if the Company’s stock price remained at $45.00 per share, based on the $45.00 exercise price for these stock options, there would be no appreciation value in those stock options for Mr. Liang. For more information about the operation of this award, see “2021 CEO Performance Award Granted in March 2021” above.
(3)    These incentive and nonqualified stock options vested at the rate of 25% on April 30, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on April 30, 2022.
(4)    These incentive and nonqualified stock options vested at the rate of 25% on May 1, 2021 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on May 1, 2024.
(5)    These RSUs vested at the rate of 25% on May 16, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 16, 2022.
(6)    These RSUs vested at the rate of 25% on May 10, 2021 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 10, 2024.
(7)    These incentive and nonqualified stock options vested at the rate of 25% on May 1, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on May 1, 2022.
(8)    These incentive and nonqualified stock options vested at the rate of 25% on October 30, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on October 30, 2022.
(9)    These nonqualified stock options vested at the rate of 56% on March 27, 2021 and vested (or generally will vest) at a rate of 6% per quarter thereafter, such that the granted options will be fully vested on December 27, 2022.
(10)    These incentive stock options shall vest at the rate of 25% on October 27, 2021 and generally will vest at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on October 27, 2024.
(11)    These RSUs vested at the rate of 63% on May 10, 2021 and vested (or generally will vest) at a rate of 6% per quarter thereafter, such that the RSUs will be fully vested on November 10, 2022.
(12)    These RSUs shall vest at the rate of 25% on November 10, 2021 and generally will vest at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on November 10, 2024.
(13)    These incentive stock options vested at the rate of 25% on October 22, 2018 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on October 22, 2021.
(14)    These RSUs vested at the rate of 25% on November 16, 2018 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on November 16, 2021.
(15)    These RSUs vested at the rate of 25% on May 10, 2019 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 10, 2022.
(16)    This amount reflects the service-based portion of the March 2020 PRSU grant to Mr. Hsu (15,000 units). In addition to the 15,000 units, based upon the Company’s revenue for fiscal year 2021 ($3,557 million), which increased from revenue for fiscal year 2020, management has calculated that 2,939 additional units were earned, such that a total of 17,939 units will vest in November 2021. Such amount remains subject to final certification by the Compensation Committee.
(17)    These nonqualified stock options vested at the rate of 20% on January 11, 2018 and vested (or generally will vest) at a rate of 1/20th per quarter thereafter, such that the granted options will be fully vested on January 11, 2022.
(18)    These nonqualified stock options shall vest at the rate of 100% on February 25, 2022.

Fiscal Year 2021 Option Exercises and Stock Vested

The following table sets forth the dollar amounts realized by each of our named executive officers pursuant to the exercise or vesting of equity-based awards during fiscal year 2021.

FISCAL YEAR 2021 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	132,000	$2,601,009	12,000	348,360
David Weigand	—	—	3,400	109,016
Don Clegg	—	—	2,345	76,136
George Kao	—	—	2,862	95,125
Alex Hsu	—	—	15,948	557,412
Kevin Bauer	70,000	640,821	2,813	82,064
__________________________
(1)The value disclosed in this column is based on the difference between the price of our common stock at the time of exercise and the exercise price.
(2)The values disclosed in this column are based on the closing price of our common stock on the date of vesting, multiplied by the gross number of shares vested.

Fiscal Year 2021 Pension Benefits and Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation arrangements or pension plans. As such, the Pension Benefits disclosure and Nonqualified Deferred Compensation disclosure for fiscal year 2021 are omitted from this Annual Report.

Fiscal Year 2021 Potential Payments Upon Termination or Change of Control

Other than as set forth below or described elsewhere in this Item 11, “Executive Compensation,” we do not currently, and did not during fiscal year 2021 have, any arrangements with any of our named executive officers that provide for any additional or enhanced severance or other compensation or benefits in the event of termination or change of control of our Company.

Other than with respect to the 2021 CEO Performance Award, the Company’s stock option agreements generally provide for three months of exercise of vested options after termination of service, one year of exercise after disability, and one year of exercise after death. The 2021 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. See “2021 CEO Performance Award Granted in March 2021.” None of the tranches under the 2021 CEO Performance Award would have been earned thereunder for a change in control occurring on June 30, 2021 (based on the closing stock price of $35.18 on such date, plus a reasonable assumption that any aggregate consideration per share in a hypothetical change of control occurring on such date would have been less than $45), and therefore there is no change in control value attributed to the award for a hypothetical change of control situation.

Prior to ceasing employment with the Company as Chief Financial Officer, in February 2021 Mr. Bauer entered into a consulting arrangement with the Company, and the Company provided certain provisions with respect to his equity awards following the termination of his employment relationship with the Company. See “- Former CFO Consulting Arrangement.”

Fiscal Year 2021 Chief Executive Officer Pay Ratio

For fiscal year 2021, the ratio of the annual total compensation of Mr. Liang, our Chief Executive Officer (“2021 CEO Compensation”), to the median of the annual total compensation of all of our employees and those of our consolidated subsidiaries other than Mr. Liang (“2021 Median Annual Compensation”), was 268 to 1. For purposes of this pay ratio disclosure, 2021 CEO Compensation was determined to be $20,127,913, which represents the total compensation reported for Mr. Liang under the “Fiscal Year 2021 Summary Compensation Table,” plus the Company’s contribution to certain non-discriminatory group health and welfare benefits provided to Mr. Liang. 2021 Median Annual Compensation for the identified median employee was determined to be $75,171, also including the Company’s contribution to the same non-discriminatory group health and welfare benefits provided to the median employee.

Due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate.

To identify the median employee, we examined our total employee population as of June 30, 2021 (the “Determination Date”). We included all 2,367 U.S. full-time, part-time, seasonal and temporary employees of the Company and our consolidated subsidiaries. We also included all 1,665 full-time, part-time, seasonal and temporary employees of the Company and our consolidated subsidiaries in The Netherlands and Taiwan. We excluded independent contractors and “leased” workers. We also excluded all our employees in European countries, which together represented approximately 1% of our total employees worldwide (4,155 individuals), which countries consisted of France (8 individuals), Germany (13 individuals), Italy (5 individuals), Spain (1 individual) and United Kingdom (15 individuals). We also excluded all our employees in China (46 individuals), Japan (30 individuals), and South Korea (5 individuals), which together represented an additional approximately 2% of our total employees worldwide. Our analysis identified 4,032 individuals who were not excluded.

To determine the median of the annual total compensation of all of such employees, other than Mr. Liang, we generally reviewed compensation for the period beginning on July 1, 2020 and ending on the Determination Date. We totaled, for each included employee other than Mr. Liang, base earnings (salary, hourly wages and overtime, as applicable) and cash bonuses paid during the measurement period, plus the Company’s contribution to group health and welfare benefits. We did not use any statistical sampling or cost-of-living adjustments for those purposes. A portion of our employee workforce (full-time and part-time) worked for less than the full fiscal year (due to mid-measurement period start dates, disability status or similar factors, etc.). In determining the median employee, we generally annualized the total compensation for such individuals other than temporary or seasonal employees (but avoided creating full-time equivalencies) based on reasonable assumptions and estimates relating to our employee compensation program.

Compensation Program Risk Assessment

We have assessed our compensation programs for fiscal year 2021 and have concluded that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us. We concluded that our compensation policies and practices do not encourage excessive or inappropriate risk-taking. We believe our programs are appropriately designed to encourage our employees to make decisions that result in positive short-term and long-term results for our business and our stockholders.

DIRECTOR COMPENSATION

2021 Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at Board and committee meetings. Charles Liang and Sara Liu, who are employees and also serve as directors, do not receive any additional compensation from us specifically for their service as directors.

For their service during fiscal year 2021, our non-employee directors received an annual retainer of $60,000, payable quarterly in cash. In addition, the Chairperson of our Audit Committee received an additional annual retainer of $30,000 and the Chairperson of each of our Compensation Committee and our Governance Committee received an additional annual retainer of $20,000 and $15,000, respectively, in each case payable quarterly in cash. Each director serving in a non-chairperson capacity on our Audit Committee received an additional annual retainer of $15,000, each director serving in a non-chairperson capacity on our Compensation Committee received an additional annual retainer of $10,000 and each director serving in a non-chairperson capacity on our Governance Committee received an additional annual retainer of $7,500, in each case payable quarterly in cash. Finally, non-employee directors were entitled to $2,000 per meeting for each meeting attended in excess of (1) the regular meetings of the Board and (2) up to 10 additional meetings beyond such regular meetings, provided that notice of the meeting was properly given, a quorum was present and the meeting was recorded (“Excess Meetings”). During fiscal year 2021, Mr. Fairfax attended 14 Excess Meetings, Mr. Tsai attended 14 Excess Meetings, Mr. McAndrews attended 11 Excess Meetings, Ms. Tseng attended three Excess Meetings, and Mr. Liu attended 15 Excess Meetings. Mr. Tuan and Mr. Chan did not attend any Excess Meetings during fiscal year 2021.

As disclosed in our prior Annual Report on Form 10-K for the fiscal year ended June 30, 2020, in March 2020, the Board provided special performance-based cash incentive award opportunities to two non-employee directors, Mr. Sherman Tuan and Mr. Fred Tsai. These awards provided a cash incentive opportunity of up to $194,150 and $103,095, respectively, subject to the following conditions: (1) 50% of the opportunity will be earned if the average closing price for the Company’s common stock equals or exceeds $31.61 (representing a 15% premium over the average closing price of the Company’s common stock for the 20 consecutive trading days preceding March 4, 2020) for any period of 20 consecutive trading days prior to September 30, 2021 (the “First Price Target”); and (2) an additional 50% of the opportunity will be earned if the average closing price for the Company’s common stock equals or exceeds $32.99 (representing a 20% premium over the average closing price of the Company’s common stock for the 20 consecutive trading days preceding March 4, 2020) for any period of 20 consecutive trading days prior to June 30, 2022 (the “Second Price Target”). The relevant stock price goals were not met during fiscal year 2020, and no portion of these amounts were paid to Mr. Tuan or Mr. Tsai during fiscal year 2020, However, during fiscal year 2021, the First Price Target was achieved based upon stock price performance from December 22, 2020 through January 21, 2021, and the Second Price Target was achieved based upon stock price performance from February 8, 2021 through March 8, 2021. As a result, payment of the full amount of the cash incentive opportunities were made to each of Mr. Tuan and Mr. Tsai during fiscal year 2021.

Our director compensation policy also provides for annual RSU grants to the non-employee directors with a value equal to $220,000, with the ultimate number of RSUs granted based on our closing stock price on the date of grant. For fiscal year 2021, we made such grants for non-employee director service under our 2020 Equity and Incentive Compensation Plan on August 21, 2020 to such persons serving on such date, which grants had a vesting date of June 30, 2021. Two non-employee directors, Mr. Michael McAndrews and Mr. Fred Tsai, who served during fiscal year 2021 and received such grants, were not nominated for re-election at our annual general meeting of stockholders held on May 28, 2021 and ceased being directors on such date. Prior to the end of their service, the Compensation Committee exercised discretion to accelerate the vesting date of the awards granted to Mr. McAndrews and Mr. Tsai to May 28, 2021. Awards granted to the other non-employee directors vested on June 30, 2021.

Mr. Shiu Leung (Fred) Chan was appointed as a non-employee director on October 28, 2020. In connection with his appointment, Mr. Chan received during fiscal year 2021 a pro-rated portion of the annual non-employee director retainer and, on November 5, 2020, an RSU grant with a value equal to a pro-rated portion of $220,000 with a vesting date of June 30, 2021.

The following table shows for fiscal year 2021 certain information with respect to the compensation of all of our non-employee directors who served in such capacities during fiscal year 2021:

FISCAL YEAR 2021 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(3)	Stock Awards ($)(4)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Total ($)
Daniel Fairfax	$103,000	$219,990	$—	$322,990
Hwei-Ming (Fred) Tsai(1)	118,934	287,960	103,095	509,989
Michael McAndrews(1)	90,201	287,960	—	378,161
Saria Tseng	83,500	219,990	—	303,490
Sherman Tuan	87,500	219,990	194,150	501,640
Shiu Leung (Fred) Chan(2)	40,435	148,270	—	188,705
Tally Liu	120,000	219,990	—	339,990
__________________________
(1)Each of Mr. Hwei-Ming (Fred) Tsai and Mr. Michael McAndrews served as a director until May 28, 2021.
(2)     Mr. Shiu Leung (Fred) Chan was appointed to the Board in October 2020.
(3)     This column consists of annual director fees, non-employee committee chairman fees, and other committee member fees, in each case earned for fiscal year 2021.
(4)     The dollar amounts in this column represent the aggregate grant date fair values of the RSU awards granted during fiscal year 2021 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Item II, Part 8, Note 14, “Stock-based Compensation and Stockholders’ Equity” to our consolidated financial statements for fiscal year 2021 included in this Annual Report on Form 10-K. Each grant of 8,289 RSUs to each of the directors other than Mr. Chan had a grant date fair value of $26.54 per share, and Mr. Chan’s grant of 5,168 RSUs had a grant date fair value of $28.69 per share.
(5)    The value disclosed in this row under the “Stock Awards” column also reflects, for each of Messrs. Tsai and McAndrews, the modification fair value ($67,970) for the acceleration of the vesting date of his fiscal year 2021 RSU grant from June 30, 2021 to May 28, 2021. This acceleration was approved because each of these non-employee directors was not nominated for re-election at our annual general meeting of stockholders held on May 28, 2021 and ceased being directors on such date, as further described above.
(6)    This column consists of, for Mr. Tsai and Mr. Tuan, amounts earned during fiscal year 2021 from special performance-based cash incentive award opportunities granted in March 2020 following the achievement of the performance conditions. Please see the discussion above for more information about these awards.

The table below sets forth the aggregate number of shares underlying stock and option awards held by our non-employee directors as of June 30, 2021.

Name	Stock Awards	Option Awards
Daniel Fairfax	8,289	—
Saria Tseng	8,289	—
Sherman Tuan	8,289	—
Shiu Leung (Fred) Chan	5,168	—
Tally Liu	8,289	—

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of our Company or had any relationship with our Company requiring disclosure, except for Saria Tseng, who serves as Vice President of Strategic Corporate Development, General Counsel and Secretary of MPS, with which we have engaged in certain transactions. See “Part III. Item 13. Certain Relationships and Related Transactions and Director Independence-Transactions with Monolithic Power Systems.” In addition, during fiscal year 2021, none of our executive officers served as a member of the compensation committee of the board of directors of any other entity that has one or more executive officers who served on our Compensation Committee of the Board. Hwei-Ming (Fred) Tsai, Saria Tseng and Sherman Tuan served on the Compensation Committee during fiscal year 2021, with Mr. Tsai’s service on such committee ending on May 28, 2021.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of July 31, 2021 by:

•Each of the named executive officers during fiscal year 2021;
•Each of our directors;
•All directors and executive officers as a group; and
•All persons known to us who beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	7,441,827	14.5%
Don Clegg(5)	43,999	*
George Kao(6)	32,445	*
Alex Hsu(7)	66,137	*
David Weigand(8)	25,022	*
Saria Tseng(9)	56,889	*
Sherman Tuan(10)	57,586	*
Sara Liu(11)	7,441,827	14.5%
Tally Liu	23,589	*
Daniel Fairfax	11,263	*
Shiu Leung (Fred) Chan	5,168	*
Kevin Bauer(12)	14,397	*
All directors and executive officers as a group (12 persons)(13)	7,778,322	15.1%
5% Holders Not Listed Above:
Empyrean Capital Overseas Master Fund, Ltd.(14)	3,000,459	5.9%
Disciplined Growth Investors Inc.(15)	3,645,912	7.2%
BlackRock Inc.(16)	3,146,769	6.2%
The Vanguard Group(17)	3,999,148	7.9%

Total executives, directors & 5% or more stockholders		42.4%
__________________________
* Represents beneficial ownership of less than one percent of the outstanding shares of common stock
(1)Except as otherwise indicated, to our knowledge the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws applicable and to the information contained in the footnotes to this table. Except as otherwise provided, the address of each stockholder listed in the table is 980 Rock Avenue, San Jose, CA 95131.
(2)Under the SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or RSUs subject to vesting.
(3)Calculated on the basis of 50,590,466 shares of common stock outstanding as of July 31, 2021, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after July 31, 2021 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)Includes 528,010 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2021. Also includes 2,663,752 shares jointly held by Mr. Liang and Sara Liu, his spouse, 144,412 shares held directly by Ms. Liu and 63,625 options exercisable and 197 RSU shares issuable within 60 days after July 31, 2021. See footnote 11.
(5)Includes 35,393 options exercisable and 586 RSU shares issuable within 60 days after July 31,2021.
(6)Includes 25,155 options exercisable and 211 RSU shares issuable within 60 days after July 31, 2021.
(7)Includes 59,231 options exercisable and 237 RSU shares issuable within 60 days after July 31, 2021. Mr. Hsu served as Senior Vice President, Chief Operating Officer until March 2021. In March 2021, Mr. Hsu transitioned to the role of Senior Chief Executive, Strategic Business.
(8)Includes 18,750 options exercisable and 850 RSU share issuable within 60 days after July 31, 2021.

(9)Includes 27,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2021.
(10)Includes 25,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2021.
(11)Includes 63,625 options exercisable and 197 RSU shares issuable within 60 days after July 31, 2021. Also includes 2,663,752 shares jointly held by Ms. Liu and Mr. Liang, her spouse, 4,035,177 shares held by Charles Liang, and 528,010 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2021. See footnote 4.
(12)Mr. Bauer resigned as our Chief Financial Officer in January 2021, and Mr. Weigand has assumed such role.
(13)Includes 789,245 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2021.
(14)The information is based solely on the Schedule 13G filed on February 11, 2021 by (i) Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), which has shared voting power and dispositive power over 3,000,459 shares of common stock, (ii) Empyrean Capital Partners, LP (“ECP”), which has shared voting power and dispositive power over 3,000,459 shares of common stock, and (iii) Amos Meron, who has shared voting power and dispositive power over 3,000,459 shares of common stock. ECP serves as investment manager to ECOMF with respect to the common stock directly held by ECOMF. Mr. Amos serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the common stock directly held by ECOMF. The address of the business office of each of the reporting persons is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.
(15)The information is based solely on the Schedule 13-F filed on May 17, 2021. The address for the reporting person is 150 S. Fifth St. Suite 2550, Minneapolis, MN 55402.
(16)The information is based solely on the Schedule 13G filed on February 2, 2021. The address for the reporting person is 55 East 52nd Street, New York, New York 10055.
(17)The information is based solely on the Schedule 13G filed on February 10, 2021. The Vanguard Group has shared voting power over 64,744 shares of common stock, sole dispositive power over 3,900,105 shares of common stock and shared dispositive power over 99,043 shares of common stock. The address for the reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 2006 Equity Incentive Plan, the 2016 Equity Incentive Plan and the 2020 Plan. All three of these plans have been approved by our stockholders. We no longer grant any equity-based awards under the 2006 Equity Incentive Plan or the 2016 Equity Incentive Plan. The following table sets forth information regarding outstanding options, RSUs, and PRSUs and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	7,045,510	$26.17	2,730,277
Equity compensation plans not approved by security holders	—		—
Total	7,045,510		2,730,277
__________________________
(1)This number includes 5,175,554 shares subject to outstanding options, 1,854,956 shares subject to outstanding RSU awards, and 15,000 shares subject to outstanding PRSU awards.
(2)The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs and PRSUs, which have no exercise price.
(3)The weighted-average remaining contractual term of our outstanding options as of June 30, 2021 was 5.36 years.

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

Equity-Based Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option and restricted stock unit grants to our directors and named executive officers in fiscal year 2021.

Employment Relationships

Hung-Fan (Albert) Liu, who is a brother of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our operations organization in San Jose, California. Mr. Liu received total compensation of approximately $426,054 in fiscal year 2021. The total compensation includes salary, bonus and equity awards. Mr. Albert Liu reports to Mr. Kao, our Senior Vice President of Operations. Mr. Liu also received options and RSU awards in fiscal year 2021 totaling $148,776.

Shao Fen (Carly) Kao, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our finance and accounting organization in San Jose, California. Ms. Kao received total compensation of approximately $140,315 in fiscal year 2021. The total compensation includes salary, bonus and equity awards. Ms. Kao reports through the finance and accounting organization, which reports to Mr. Weigand, our Chief Financial Officer.

Sara Liu, who is Charles Liang's spouse and is related to Mr. Liu and Ms. Kao as outlined above, is a Co-Founder, Senior Vice President, and director of the Company, and received total compensation of approximately $415,110 in fiscal year 2021.

Transactions with Ablecom and Compuware

We have entered into a series of agreements with Ablecom Technology Inc. ("Ablecom"), a Taiwan corporation, and one of its affiliates, Compuware Technology, Inc ("Compuware"). Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of our company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2021. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware's capital stock.

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

Ablecom’s sales to us comprise a substantial majority of Ablecom’s net sales. For fiscal years ended June 30, 2021, 2020 and 2019, we purchased products from Ablecom totaling $122.2 million, $152.5 million and $137.9 million, respectively. Amounts owed to Ablecom by us as of June 30, 2021 and 2020, were $41.2 million and $40.1 million, respectively. For the fiscal years ended June 30, 2021, 2020 and 2019, we paid Ablecom $8.6 million, $7.6 million and $7.4 million, respectively, for design services, tooling assets and miscellaneous costs.

Compuware’s sales of our products to others comprise a majority of Compuware’s net sales. For fiscal years ended June 30, 2021, 2020 and 2019, we sold products to Compuware totaling $27.9 million, $23.9 million and $17.7 million, respectively. Amounts owed to us by Compuware as of June 30, 2021 and 2020, were $18.4 million and $14.3 million, respectively. The price at which Compuware purchases the products from us is at a discount from our standard price for purchasers who purchase specified volumes from us. In exchange for this discount, Compuware assumes the responsibility to install our products at the site of the end customer and administers first-level customer support. For the fiscal years ended June 30, 2021, 2020 and 2019, we purchased products from Compuware totaling $113.4 million, $130.6 million and $138.9 million, respectively. Amounts we owed to Compuware as of June 30, 2021 and 2020, were $46.4 million and $46.5 million, respectively. For the fiscal years ended June 30, 2021, 2020 and 2019, we paid Compuware $1.8 million, $1.2 million and $0.7 million, respectively, for design services, tooling assets and miscellaneous costs.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Ablecom were $40.2 million and $23.2 million at June 30, 2021 and 2020, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer.

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Compuware were $71.0 million and $45.7 million at June 30, 2021 and 2020, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Loans

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1,

2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on NASDAQ in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2021, the amount due on the unsecured loan (including principal and accrued interest) was approximately $15.3 million.

Transactions with Monolithic Power Systems

MPS is a supplier that provides high-performance analog and mixed signal semiconductors for use in our products. Saria Tseng, who serves as a member on the Board of Directors, also serves as Vice President of Strategic Corporate Development, General Counsel and Secretary of MPS. We purchased $3.9 million, $5.2 million and $3.7 million of semiconductor products from MPS for use in our manufacturing process during the years ended June 30, 2021, 2020 and 2019, respectively. The amounts due to MPS as of June 30, 2021 and 2020 were not material.

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2021.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below for fiscal years 2021 and 2020. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved the services described below.

	Years Ended
Amounts in '000s	June 30, 2021	June 30, 2020
Audit Fees(1)	$4,405	$8,633
Audit-Related Fees	—	—
Tax Fees	225	383
All Other Fees	2	2
Total	$4,632	$9,018
__________________________
(1)Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, review of interim condensed consolidated financial statements and certain statutory audits.

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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.(1)
3.4	Amended and Restated Bylaws of Super Micro Computer, Inc.(1)
4.1	Specimen Stock Certificate for Shares of Common Stock of Super Micro Computer, Inc.(1)
4.5	Description of Securities(10)
10.1*	Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(18)
10.2*	Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan(19)
10.3*	Form of Directors’ and Officers’ Indemnity Agreement(20)
10.4*	Offer Letter for Sara Liu(21)
10.5*	Offer Letter for Alex Hsu(22)
10.6*	Product Manufacturing Agreement dated January 8, 2007 between Super Micro Computer, Inc. and Ablecom Technology Inc.(24)
10.7*	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan(2)
10.8*	Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan(2)
10.9*	Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan(2)
10.10*	2006 Equity Incentive Plan, as amended(3)
10.11*	2016 Equity Incentive Plan(4)
10.12*	Form of Notice of Grant of Stock Option under 2016 Equity Incentive Plan(5)
10.13*	Form of Stock Option Agreement under 2016 Equity Incentive Plan(5)
10.14*	Form of Notice of Grant of Restricted Stock Units under 2016 Equity Incentive Plan(5)
10.15*	Form of Restricted Stock Units Agreement under 2016 Equity Incentive Plan(5)
10.16	Loan and Security Agreement with Bank of America, N.A., dated April 19, 2018(6)
10.17	Extension of Loan and Security Agreement with Bank of America, N.A., dated September 7, 2018(7)
10.18	Second Amendment to Loan and Security Agreement, dated as of June 27, 2019(9)
10.19*‡	Offer Letter for Kevin Bauer(11)
10.20*‡	Offer Letter for Don Clegg(12)
10.21*‡	Offer Letter for George Kao(13)
10.22*‡	Offer Letter for David Weigand(14)
10.23	Letter Agreement with Bank of America, N.A., dated October 28, 2019(15)
10.24*	Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan(16)
10.25
Third Amendment to Loan and Security Agreement with Bank of America, N.A. dated May 12, 2020, by and among Super Micro Computer, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders(17)

10.26	Summary of Terms & Conditions 10-Year Term Loan Facility, dated May 6, 2020, between Super Micro Computer Inc. Taiwan and CTBC Bank(31)
10.27*	Form of Notice of Grant of Stock Option under 2020 Equity and Incentive Compensation Plan(32)
10.28*	Form of Notice of Incentive Stock Option Agreement under 2020 Equity and Incentive Compensation Plan(33)
10.29*	Form of Nonqualified Stock Option Agreement under 2020 Equity and Incentive Compensation Plan(34)
10.30*	Form of Notice of Grant of Restricted Stock Units under 2020 Equity and Incentive Compensation Plan(35)
10.31*	Form of Restricted Stock Units Agreement under 2020 Equity and Incentive Compensation Plan(36)
10.32	General Credit Agreement dated as of December 2, 2020 between Super Micro Computer, Inc. Taiwan and E.SUN Bank(24)
10.33	Notification and Confirmation of Conditions for Import Loan, dated as of December 2, 2020 between Super Micro Computer, Inc. Taiwan and E.SUN Bank(25)
10.34*	Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021(26)

10.35*	Nonqualified Stock Option Award Agreement associated with the Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021(27)
10.36
Fourth Amendment to Loan and Security Agreement with Bank of America, N.A. dated to be effective as of June 28, 2021 by and among Super Micro Computer, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders(28)

10.37	General Agreement for Omnibus Credit Lines dated as of July 20, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd.(29)
10.38+	Agreement for Individually Negotiated Terms and Conditions dated as of July 20, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (corrected version of previously filed exhibit)
10.39	Summary of Short-Term Credit Facilities and 75 Month Term Loan Facility from CTBC Bank Co., Ltd. dated as of July 7, 2021.(30)
14.1+	Code of Business Conduct and Ethics
21.1+	Subsidiaries of Super Micro Computer, Inc.
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included in signature pages)
31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of David Weigand, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2+	Certification of David Weigand, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
+    Filed herewith
(1)Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(2)Incorporated by reference to the Company’s registration statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2007.
(3)Incorporated by reference to Appendix A from the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 18, 2011.
(4)Incorporated by reference to the Company's Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 14, 2016.
(5)Incorporated by reference to the Company's registration statement on Form S-8 (Commission File No.333-210881) filed with the Securities and Exchange Commission on April 22, 2016.
(6)Incorporated by reference to Exhibit 10.51 from the Company's Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 17, 2019.
(7)Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 12, 2018.
(8)The certifications attached as Exhibit 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Super Micro Computer, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(9)Incorporated by reference to Exhibit 10.1 from the Company's Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 2, 2019.
(10)Incorporated by reference to Exhibit 4.5 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.
(11)Incorporated by reference to Exhibit 10.55 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.
(12)Incorporated by reference to Exhibit 10.56 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.

(13)Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.
(14)Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.
(15)Incorporated by reference to Exhibit 10.59 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019.
(16)Incorporated by reference to Appendix A in the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 21, 2020.
(17)Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 13, 2020.
(18)Incorporated by reference to Exhibit 10.7 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(19)Incorporated by reference to Exhibit 10.8 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(20)Incorporated by reference to Exhibit 10.9 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(21)Incorporated by reference to Exhibit 10.20 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(22)Incorporated by reference to Exhibit 10.21 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(23)Incorporated by reference to Exhibit 10.24 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007.
(24)Incorporated by reference to Exhibit 10.41 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 4, 2020.
(25)Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 4, 2020
(26)Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 1, 2021
(27)Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 1, 2021
(28)Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2021
(29)Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 26, 2021
(30)Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 26, 2021
(31)Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020
(32)Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020
(33)Incorporated by reference to Exhibit 10.32 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020
(34)Incorporated by reference to Exhibit 10.33 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020
(35)Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020
(36)Incorporated by reference to Exhibit 10.35 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020

*    Management contract, or compensatory plan or arrangement
‡    Certain portions of this document, the disclosure of which would constitute a clearly unwarranted invasion of personal privacy, have been redacted in accordance with Regulation S-K Item 606(a)(6).

Item 16.        Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	August 27, 2021	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Liang and David Weigand, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ CHARLES LIANG	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 27, 2021
Charles Liang
/s/ DAVID WEIGAND	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2021
David Weigand
/s/ SARA LIU	Director	August 27, 2021
Sara Liu
/s/ DANIEL W. FAIRFAX	Director	August 27, 2021
Daniel W. Fairfax
/s/ SARIA TSENG	Director	August 27, 2021
Saria Tseng
/s/ SHERMAN TUAN	Director	August 27, 2021
Sherman Tuan
/s/ SHIU LEUNG (FRED) CHAN	Director	August 27, 2021
Shiu Leung (Fred) Chan
/s/ TALLY LIU	Director	August 27, 2021
Tally Liu