Form 10-Q
period 2021-09-30
Super Micro Computer, Inc.
filed 2021-11-05
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021 there were 51,075,818 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
 (unaudited)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$270,047	$232,266
Accounts receivable, net of allowances of $2,461 and $2,591 at September 30, 2021 and June 30, 2021, respectively (including accounts receivable from related parties of $13,993 and $8,678 at September 30, 2021 and June 30, 2021, respectively)	458,076	463,834
Inventories	1,184,573	1,040,964
Prepaid expenses and other current assets (including receivables from related parties of $26,283 and $23,837 at September 30, 2021 and June 30, 2021, respectively)	124,259	130,195
Total current assets	2,036,955	1,867,259
Investment in equity investee	5,161	4,578
Property, plant and equipment, net	284,148	274,713
Deferred income taxes, net	63,269	63,288
Other assets	37,160	32,126
Total assets	$2,426,693	$2,241,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $77,754 and $70,096 at September 30, 2021 and June 30, 2021, respectively)	$564,628	$612,336
Accrued liabilities (including amounts due to related parties of $20,103 and $18,528 at September 30, 2021 and June 30, 2021, respectively)	175,221	178,850
Income taxes payable	14,273	12,741
Short-term debt	233,674	63,490
Deferred revenue	113,683	101,479
Total current liabilities	1,101,479	968,896
Deferred revenue, non-current	101,749	100,838
Long-term debt	45,134	34,700
Other long-term liabilities	45,533	41,132
Total liabilities	1,293,895	1,145,566
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000,000; Outstanding shares: 51,071,844 and 50,582,078 at September 30, 2021 and June 30, 2021, respectively
Issued shares: 51,071,844 and 50,582,078 at September 30, 2021 and June 30, 2021, respectively	448,976	438,012
Accumulated other comprehensive income	449	453
Retained earnings	683,197	657,760
Total Super Micro Computer, Inc. stockholders’ equity	1,132,622	1,096,225
Noncontrolling interest	176	173
Total stockholders’ equity	1,132,798	1,096,398
Total liabilities and stockholders’ equity	$2,426,693	$2,241,964
See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2021	2020
Net sales (including related party sales of $30,922 and $19,716 in the three months ended September 30, 2021 and 2020, respectively)	$1,032,730	$762,250
Cost of sales (including related party purchases of $87,687 and $58,859 in the three months ended September 30, 2021 and 2020, respectively)	894,591	632,335
Gross profit	138,139	129,915
Operating expenses:
Research and development	65,143	54,798
Sales and marketing	21,624	20,292
General and administrative	22,244	24,379
Total operating expenses	109,011	99,469
Income from operations	29,128	30,446
Other (expense) income, net	50	(841)
Interest expense	(804)	(674)
Income before income tax provision	28,374	28,931
Income tax provision	(3,325)	(3,660)
Share of income from equity investee, net of taxes	388	1,330
Net income	$25,437	$26,601
Net income per common share:
Basic	$0.50	$0.51
Diluted	$0.48	$0.49
Weighted-average shares used in calculation of net income per common share:
Basic	50,796	52,329
Diluted	52,916	54,426

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2021	2020
Net income	$25,437	$26,601
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(4)	247
Total other comprehensive income (loss)	(4)	247
Total comprehensive income	$25,433	$26,848

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended September 30, 2021	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	50,582,078	$438,012	—	$—	$453	$657,760	$173	$1,096,398
Exercise of stock options, net of taxes	370,066	6,018	—	—	—	—	—	6,018
Release of common stock shares upon vesting of restricted stock units	173,771	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(54,071)	(2,069)	—	—	—	—	—	(2,069)
Stock-based compensation	—	7,015	—	—	—	—	—	7,015
Foreign currency translation loss	—	—	—	—	(4)	—	—	(4)
Net income	—	—	—	—	—	$25,437	3	25,440
Balance at September 30, 2021	51,071,844	$448,976	—	—	$449	$683,197	$176	$1,132,798

Three Months Ended September 30, 2020	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	53,741,828	$389,972	(1,333,125)	$(20,491)	$(152)	$696,211	$167	1,065,707
Exercise of stock options, net of taxes	350,830	5,020	—	—	—	—	—	5,020
Release of common stock shares upon vesting of restricted stock units	217,519	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(69,131)	(2,005)	—	—	—	—	—	(2,005)
Stock repurchases and retirement	—	—	(1,142,294)	(30,000)	—	—	—	(30,000)
Stock-based compensation	—	7,170	—	—	—	—	—	7,170
Foreign currency translation gain	—	—	—	—	247	—	—	247
Net income	—	—	—	—	—	26,601	2	26,603
Balance at September 30, 2020	54,241,046	$400,157	$(2,475,419)	$(50,491)	$95	$722,812	$169	$1,072,742

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$25,437	$26,601
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	7,548	7,517
Stock-based compensation expense	7,015	7,170
Recovery of allowance for doubtful accounts	(124)	(154)
Provision for excess and obsolete inventories	3,478	(902)
Share of income from equity investee	(388)	(1,330)
Foreign currency exchange gain	45	618
Deferred income taxes, net	19	(224)
Other	5	(719)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(5,315) and $7,510 during the three months ended September 30, 2021 and 2020, respectively)	5,859	81,035
Inventories	(147,087)	78,544
Prepaid expenses and other assets (including changes in related party balances of $(2,446) and $12,158 during the three months ended September 30, 2021 and 2020, respectively)	6,109	43,724
Accounts payable (including changes in related party balances of $7,658 and $(24,676) during the three months ended September 30, 2021 and 2020, respectively)	(54,343)	(85,704)
Income taxes payable	1,532	1,625
Deferred revenue	13,115	(1,946)
Accrued liabilities (including changes in related party balances of $1,575 and $(3,577) during the three months ended September 30, 2021 and 2020, respectively)	(1,330)	(36,457)
Other long-term liabilities (including changes in related party balances of $0 and $(530) during the three months ended September 30, 2021 and 2020, respectively)	(1,461)	1,157
Net cash provided by (used in) operating activities	(134,571)	120,555
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $400 and $2,230 during the three months ended September 30, 2021 and 2020, respectively)	(10,802)	(11,851)
Investment in a privately-held company	(1,100)	—
Net cash used in investing activities	(11,902)	(11,851)
FINANCING ACTIVITIES:
Proceeds from borrowings, net of debt issuance costs	269,806	6,408
Repayment of debt	(89,476)	(271)
Proceeds from exercise of stock options, net of taxes	6,018	5,020
Payment of withholding tax on vesting of restricted stock units	(2,069)	(2,005)
Stock repurchases	—	(28,453)
Payments of obligations under finance leases	(17)	(26)
Net cash provided by (used in) by financing activities	184,262	(19,327)
Effect of exchange rate fluctuations on cash	(11)	185
Net increase in cash, cash equivalents and restricted cash	37,778	89,562
Cash, cash equivalents and restricted cash at the beginning of the period	233,449	212,390
Cash, cash equivalents and restricted cash at the end of the period	$271,227	$301,952

Supplemental disclosure of cash flow information:
Cash paid for interest	$508	$512
Cash paid for taxes, net of refunds	2,732	1,204

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,360 and $1,664 as of September 30, 2021 and 2020, respectively)	$13,063	$6,661
Right of use ("ROU") assets obtained in exchange for operating lease commitments	6,119	2,059
Unpaid stock repurchases	—	1,547

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Summary of Significant Accounting Policies

Significant Accounting Policies and Estimates

No material changes have been made to the significant accounting policies of Super Micro Computer, Inc., a corporation incorporated under the laws of Delaware, and its consolidated entities (together, the “Company”), disclosed in Note 1, "Organization and Summary of Significant Accounting Policies," in its Annual Report on Form 10-K, filed on August 27, 2021, for the year ended June 30, 2021. Management's estimates include, as applicable, the anticipated impacts of the coronavirus ("COVID-19") pandemic.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2022.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 20.1% and 22.0% of total purchases for the three months ended September 30, 2021 and 2020, respectively. Purchases from Ablecom, and Compuware, related parties of the Company (see Note 8, "Related Party Transactions") accounted for a combined 9.6% and 9.2% of total cost of sales for the three months ended September 30, 2021 and 2020, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three months ended September 30, 2021 and 2020. One customer accounted for 11.7% and 13.5% of accounts receivable, net as of September 30, 2021 and June 30, 2021, respectively.

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued amended guidance, Simplifying the Accounting for Income Taxes, to remove certain exceptions to the general principles from ASC 740 - Income Taxes, and to improve consistent application of U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company from July 1, 2021. The adoption of the guidance did not have a material impact on its condensed consolidated financial statements and disclosures.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 31, 2022. In January 2021, the FASB issued further guidance on this topic, which clarified the scope and application of the original guidance. LIBOR is used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility and E.SUN Credit Facility. The 2018 Bank of America Credit Facility was amended on June 28, 2021 which provided for a new maturity date of June 28, 2026 and fallback terms related to LIBOR replacement mechanics. As the amendment had changes not related to LIBOR replacement, optional expedients under this guidance cannot be elected. The E.SUN Credit Facility will terminate on July 29, 2022 before the phase out of LIBOR. Therefore, the Company does not expect the adoption of the guidance to have an impact on its consolidated financial statements and disclosures.

Note 2.         Revenue

Disaggregation of Revenue

The Company disaggregates revenue by type of product and by geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue, and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2021	2020
Server and storage systems	$849,856	$617,788
Subsystems and accessories	182,874	144,462
Total	$1,032,730	$762,250

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three months ended September 30, 2021 and 2020, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2021	2020
United States	$560,948	$496,086
Asia	263,086	126,707
Europe	179,694	112,089
Other	29,002	27,368
	$1,032,730	$762,250

Contract Balances

Generally, the payment terms of the Company’s offerings range from 30 to 60 days. In certain instances, customers may prepay for products and services in advance of delivery. Receivables relate to the Company’s unconditional right to consideration for performance obligations either partially or fully completed.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets are insignificant to the Company’s condensed consolidated financial statements.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Revenue recognized during the three months ended September 30, 2021, which was included in the opening deferred revenue balance as of June 30, 2021 of $202.3 million, was $30.0 million.

Deferred revenue increased $13.1 million during the three months ended September 30, 2021 as compared to the fiscal year ended June 30, 2021 mainly due to the increase in non-cancellable non-refundable advance considerations received from customers which precede the Company's satisfaction of the associated performance obligations.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of September 30, 2021 was $215.4 million. The Company expects to recognize approximately 53% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2021	2020
Numerator:
Net income	$25,437	$26,601

Denominator:
Weighted-average shares outstanding	50,796	52,329
Effect of dilutive securities	2,120	2,097
Weighted-average diluted shares	52,916	54,426

Basic net income per common share	$0.50	$0.51
Diluted net income per common share	$0.48	$0.49

For the three months ended September 30, 2021 and 2020, the Company had stock options, restricted stock units ("RSUs") and performance based restricted stock units ("PRSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 694,211 and 1,177,694 for the three months ended September 30, 2021 and 2020, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	September 30, 2021	June 30, 2021
Finished goods	$781,992	$761,694
Work in process	172,593	80,472
Purchased parts and raw materials	229,988	198,798
Total inventories	$1,184,573	$1,040,964

During the three months ended September 30, 2021 and 2020, the Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $3.5 million and $0.9 million, respectively. The Company classifies subsystems and accessories that may be sold separately or incorporated into systems as finished goods.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Prepaid Expenses and Other Current Assets:

	September 30, 2021	June 30, 2021
Other receivables (1)	$87,269	$99,921
Prepaid income tax	13,797	12,288
Prepaid expenses	9,210	6,719
Deferred service costs	4,680	4,900
Restricted cash	251	251
Others	9,052	6,116
Total prepaid expenses and other current assets	$124,259	$130,195
__________________________
(1) Includes other receivables from contract manufacturers based on certain buy-sell arrangements of $75.2 million and $76.2 million as of September 30, 2021 and June 30, 2021, respectively.

Cash, cash equivalents and restricted cash:

	September 30, 2021	June 30, 2021
Cash and cash equivalents	$270,047	$232,266
Restricted cash included in prepaid expenses and other current assets	251	251
Restricted cash included in other assets	929	932
Total cash, cash equivalents and restricted cash	$271,227	$233,449

Property, Plant, and Equipment:

	September 30, 2021	June 30, 2021
Buildings	$143,512	$86,930
Land	84,602	76,421
Machinery and equipment	102,522	97,671
Building construction in progress (1)	5,919	87,438
Building and leasehold improvements	43,422	26,640
Software	23,093	22,592
Furniture and fixtures	31,782	22,843
	434,852	420,535
Accumulated depreciation and amortization	(150,704)	(145,822)
Property, plant and equipment, net	$284,148	$274,713
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California, and a new building in Taiwan.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Assets:

	September 30, 2021	June 30, 2021
Operating lease right-of-use asset	$24,156	$20,047
Deferred service costs, non-current	5,576	5,421
Prepaid expense, non-current	1,890	1,973
Investment in auction rate security	1,556	1,556
Deposits	1,449	1,669
Restricted cash, non-current	929	932
Other	1,604	528
Total other assets	$37,160	$32,126

Accrued Liabilities:

	September 30, 2021	June 30, 2021
Accrued payroll and related expenses	$43,912	$45,770
Contract manufacturing liabilities	39,206	45,319
Customer deposits	30,773	32,419
Accrued warranty costs	9,532	10,185
Accrued cooperative marketing expenses	7,811	5,652
Operating lease liability	6,400	6,322
Accrued professional fees	2,343	2,737
Other	35,245	30,446
Total accrued liabilities	$175,221	$178,850

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

During the fiscal year ended June 30, 2021, the target average closing prices for both tranches were met and the cash payment under the second tranche was made. On September 21, 2021, the Audit Committee of the Board determined and advised the Board as to its view that the Company had made adequate progress in remediating the material weaknesses in its internal control over financial reporting. On September 30, 2021, the Board considered and agreed with this assessment, but also considered the impact of accomplishments of Company employees other than Mr. Liang in achieving this adequate progress. The Board exercised its discretion under the terms of the performance bonuses to reduce the payout for the first tranche from 50% to approximately 25% of $8.1 million, for an aggregate of $2.0 million. The payout of $2.0 million was made subsequent to September 30, 2021.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company previously expected that the full amount of the first tranche would be paid to its Chief Executive Officer and, accordingly, recorded a liability of $3.6 million related to this tranche on its balance sheet as of June 30, 2021. In light of the Board’s action in September 2021 to reduce the amount of the first tranche payout to $2.0 million, the Company adjusted the amount of this liability on its balance sheet as of September 30, 2021 to $2.0 million and recognized a benefit of $1.6 million in its consolidated statement of operations during the quarter ended September 30, 2021. The (benefit) or expense recognized during the three months ended September 30, 2021 and 2020 was $(1.6) million and $0.1 million, respectively.

Other Long-term Liabilities:

	September 30, 2021	June 30, 2021
Operating lease liability, non-current	$18,366	$14,539
Accrued unrecognized tax benefits including related interest and penalties	18,392	17,841
Accrued warranty costs, non-current	2,701	2,678
Other	6,074	6,074
Total other long-term liabilities	$45,533	$41,132

Product Warranties:

	Three Months Ended September 30,
	2021	2020
Balance, beginning of the period	$12,863	$12,379
Provision for warranty	6,386	8,347
Costs utilized	(7,199)	(7,607)
Change in estimated liability for pre-existing warranties	183	608
Balance, end of the period	12,233	13,727
Current portion	9,532	11,057
Non-current portion	$2,701	$2,670

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

The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of September 30, 2021 and June 30, 2021. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of September 30, 2021.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of September 30, 2021 and June 30, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2021	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$151	$—	$—	$151
Certificates of deposit (2)	—	862	—	862
Auction rate security	—	—	1,556	1,556
Total assets measured at fair value	$151	$862	$1,556	$2,569

June 30, 2021	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$151	$—	$—	$151
Certificates of deposit (2)	—	863	—	863
Auction rate security	—	—	1,556	1,556
Total assets measured at fair value	$151	$863	$1,556	$2,570

__________________________
(1) $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2021 and June 30, 2021, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.3 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.4 million and $0.4 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2021 and June 30, 2021, respectively.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three months ended September 30, 2021, the credit losses related to the Company’s investments was not significant.

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three months ended September 30, 2021 and 2020.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended September 30, 2021 and 2020.

The following is a summary of the Company’s investment in an auction rate security as of September 30, 2021 and June 30, 2021 (in thousands):

	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(194)	$1,556

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
No gain or loss was recognized in other comprehensive income for the auction rate security for the three months ended September 30, 2021 and 2020.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2021 and June 30, 2021, total debt of $278.8 million and $98.2 million, respectively, was reported at amortized cost. This outstanding debt was classified as Level 2 as it was not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $1.2 million and $0.1 million as of September 30, 2021 and June 30, 2021, respectively. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the three months ended September 30, 2021 and 2020, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three months ended September 30, 2021 and 2020.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of September 30, 2021 and June 30, 2021 consisted of the following (in thousands):

	September 30,	June 30,
	2021	2021
Line of credit:
Bank of America	$110,193	$—
CTBC Bank	68,100	18,000
E.SUN Bank	30,000	20,400
Total line of credit	208,293	38,400
Term loans:
CTBC Bank term loan, due August 31, 2022	$25,195	$25,090
CTBC Bank term loan, due June 4, 2030	39,018	34,700
CTBC Bank term loan, due December 27, 2027	1,434	—
E.SUN Bank term loan, due September 15, 2026	4,868	—
Total term loans	70,515	59,790
Total debt	278,808	98,190
Short-term debt and current portion of long-term debt	233,674	63,490
Debt, Non-current	$45,134	$34,700

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On June 28, 2021, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 28, 2026, reduce the size of the facility from $250.0 million to $200.0 million, increase the maximum amount that the Company can request the facility be increased from $100.0 million to $150.0 million, and update provisions relating to erroneous payments and LIBOR replacement mechanics. In addition, the amendment reduced both the unused line fee from 0.375% per annum to 0.2% or 0.3% per annum (depending upon amount drawn under the facility) and the interest rate applicable to the facility from LIBOR plus 2.00% or 3.00% per annum (depending upon amount drawn under the facility) to LIBOR plus 1.375% or 1.625% per annum. The amendment was accounted for as a modification and the impact was immaterial to the consolidated financial statements. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to pay any dividends. The 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries and contains a financial covenant, which requires that the Company maintain a certain fixed charge coverage ratio, for each twelve-month period while in a Trigger Period, as defined in the agreement, is in effect.

As of September 30, 2021, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $110.2 million. As of June 30, 2021, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. The interest rates under the 2018 Bank of America Credit Facility as of September 30, 2021 and June 30, 2021 were 1.50%. The balance of debt issuance costs outstanding as of September 30, 2021 and June 30, 2021 were $0.5 million. The

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Company has been in compliance with all the covenants under the 2018 Bank of America Credit Facility, and as of September 30, 2021, the Company's available borrowing capacity was $89.8 million, subject to the borrowing base limitation and compliance with other applicable terms.

CTBC Bank

2021 CTBC Credit Lines

The Company through its Taiwan subsidiary was party to (i) that certain credit agreement, dated May 6, 2020, with CTBC Bank Co., Ltd. (“CTBC Bank”), which provided for a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to obtain up to NTD1,200.0 million ($40.7 million U.S. dollar equivalent) and (ii) that certain credit agreement, dated August 24, 2020, with CTBC Bank (the “CTBC Credit Facility”), which provided for total borrowings of up to $50.0 million (collectively, the “Prior CTBC Credit Lines”).

On July 20, 2021 (the “Effective Date”), the Company through its Taiwan subsidiary entered into a general agreement for omnibus credit lines with CTBC Bank (the “2021 CTBC Credit Lines), which replaced the Prior CTBC Credit Lines in their entirety and permit borrowings, from time to time, pursuant to (i) a term loan facility of up to NTD 1,550.0 million ($55.4 million U.S. dollar equivalents) including the existing 2020 CTBC Term Loan Facility of NTD 1,200.0 million ($42.9 million U.S. dollar equivalents) and a new 75-month, non-revolving term loan facility of NTD 350.0 million ($12.5 million U.S. dollar equivalents) to use to purchase machinery and equipment for the Company’s Bade Manufacturing Facility located in Taiwan (the “2021 CTBC Machine Loan”), and (ii) a line of credit facility of up to $105.0 million (the “2021 CTBC Credit Facility”), which increased the borrowing capacity of CTBC Credit Facility. The 2021 CTBC Credit Facility provides (i) a 12-month NTD 1,250.0 million ($44.7 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.50% per annum which is adjusted monthly, which term loan facility also includes a 12-month guarantee of up to NTD 100.0 million ($3.6 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month revolving line of credit of up to 100% of eligible accounts receivable in an aggregate amount of up to $105.0 million with an interest rate equal to the lender's established USD interest rate plus 0.70% to 0.75% per annum which is adjusted monthly.

Interest rates are to be established according to individual credit arrangements established pursuant to the 2021 CTBC Credit Lines, which interest rates shall be subject to adjustment depending on the satisfaction of certain conditions. Term loans made pursuant to the 2021 CTBC Credit Lines are secured by certain of the Taiwan subsidiary’s assets, including certain property, land, plant, and equipment. There are various financial covenants under the 2021 CTBC Credit Lines, including current ratio, debt service coverage ratio, and financial debt ratio requirements. Amounts outstanding under the Prior CTBC Credit Lines on the Effective Date were assumed by the 2021 CTBC Credit Lines.

As of September 30, 2021 and June 30, 2021, the amounts outstanding under the 2020 CTBC Term Loan Facility were $39.0 million and $34.7 million, respectively. The interest rates for these loans were 0.45% per annum as of September 30, 2021 and June 30, 2021. Under the 2021 CTBC Machine Loan, the amounts outstanding were $1.4 million at September 30, 2021. The interest rates for these loans were 0.65% per annum as of September 30, 2021. As of June 30, 2021, there were no outstanding borrowings under the 2021 CTBC Machine Loan.

The total outstanding borrowings under the 2021 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $25.2 million and $25.1 million at September 30, 2021 and June 30, 2021, respectively. The interest rate for these loans were 0.74% and 0.75% per annum as of September 30, 2021 and June 30, 2021, respectively. As of September 30, 2021, and June 30, 2021, the outstanding borrowings of 2021 CTBC Credit Facility revolving line of credit were $68.1 million and $18.0 million, respectively. The interest rates for these loans ranged from approximately 0.94% to 0.95% per annum as of September 30, 2021. The interest rate was 0.98% per annum as of June 30, 2021. As of September 30, 2021, the amount available for future borrowing under the 2021 CTBC Credit Facility was $11.7 million. As of September 30, 2021, the net book value of land and building located in Bade, Taiwan, collateralizing the 2021 CTBC Credit Lines was $77.7 million. As of September 30, 2021, all financial covenants under the 2021 CTBC Credit Lines were satisfied.

E.SUN Bank

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2021 E.SUN Bank Credit Facility

The Company through its Taiwan subsidiary was party to that certain General Credit Agreement, dated December 2, 2020, with E.SUN Bank (“E.SUN Bank”), which provided for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of US$30 million (the “Prior E.SUN Bank Credit Facility”). The term of the Prior E.SUN Bank Credit Facility was until September 18, 2021.

On September 13, 2021 (the “E.SUN Bank Effective Date”), the Company through its Taiwan subsidiary entered into a new General Credit Agreement with E.SUN Bank, which replaced the Prior E.SUN Bank Credit Facility (the “2021 E.SUN Bank Credit Facility”). The 2021 E.SUN Bank Credit Facility permits borrowings of up to (i) NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) and (ii) $30.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. Other terms of the 2021 E.SUN Bank Credit Facility are substantially identical to the Prior E.SUN Bank Credit Facility. Generally, interest for base rate loans made under the 2021 E.SUN Bank Credit Facility are based upon an average interbank overnight call loan rate in the finance industry (such as LIBOR or TAIFX) plus a fixed margin, and is subject to occasional adjustment. The 2021 E.SUN Bank Credit Facility has customary default provisions permitting E.SUN Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Subsidiary has an overdue liability at another financial organization. There are various financial covenants under the 2021 E.SUN Bank Credit Facility, including current ratio, net debt ratio, and interest coverage requirements.

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the E.SUN Bank Effective Date for (i) a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) in financing for use in research and development activities (the “Term Loan”), and (ii) a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days. As of September 30, 2021, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $4.9 million and the interest rates for these loans were 0.995% per annum. As of September 30, 2021 and June 30, 2021, the amounts outstanding under the Import Loan were $30.0 and $20.4 million, respectively. The interest rates for these loans ranged approximately from 0.96% to 1.23% and 1.00% to 1.29% per annum as of September 30, 2021 and June 30, 2021, respectively. At September 30, 2021, the amount available for future borrowing under the Import Loan was $0.0 million and all financial covenants under the 2021 E.SUN Bank Credit Facility were satisfied.

Mega Bank

Mega Bank Credit Facilities

On September 13, 2021 (the “Mega Bank Effective Date”), the Company through its Taiwan subsidiary entered into a NTD 1,200.0 million ($43.2 million U.S. dollar equivalent) credit facility (the “Mega Bank Credit Facility”) with Mega International Commercial Bank (“Mega Bank”). The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate depends upon the amount borrowed under Mega Bank Credit Facility, and as of the Mega Bank Effective Date, ranged from 0.645% to 0.845% per annum. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown, and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable. As of September 30, 2021, there were no outstanding borrowings under the Mega Bank Credit Facility.

Chang Hwa Bank

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Chang Hwa Bank Credit Facility

On October 5, 2021 (the “Chang Hwa Bank Effective Date”), the Company through its Taiwan subsidiary entered into a credit facility (the “Chang Hwa Bank Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”). The Chang Hwa Bank Credit Facility permits borrowings of up to NTD 1,000.0 million ($36.0 million U.S. dollar equivalent), including up to $20.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. The Chang Hwa Bank Credit Facility has customary default provisions permitting the Chang Hwa Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in cross-default provisions with respect to the other Taiwan subsidiary debt obligations. Under the Chang Hwa Bank Credit Facility, Chang Hwa Bank has the right to demand collateral for debts owed.

Terms for specific drawdown instruments issued under the Chang Hwa Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in separate loan contracts (each, a “Loan Contract”) negotiated with Chang Hwa Bank. On the Chang Hwa Bank Effective Date, three Loan Contracts were entered into. None of the three Loan Contracts are secured and there are no financial covenants.

Principal payments on short-term and long-term obligations are due as follows (in thousands):

Fiscal Year: Principal Payments

2022	$233,594
2023	1,696
2024	7,110
2025	7,110
2026	7,110
2027 and thereafter	22,188
Total short-term and long-term debt	$278,808

Note 7.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Operating lease expense (including expense for lease agreements with related parties of $246 and $347 for the three months ended September 30, 2021 and 2020, respectively)	$2,182	$2,000
Cash payments for operating leases (including payments to related parties of $279 and $347 for the three months ended September 30, 2021 and 2020, respectively)	$2,205	$1,966
New operating lease assets obtained in exchange for operating lease liabilities	$6,119	$2,059

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
During the three months ended September 30, 2021 and 2020, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the three months ended September 30, 2021 and 2020 were immaterial.

As of September 30, 2021, the weighted average remaining lease term for operating leases was 4.3 years and the weighted average discount rate was 3.2%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of September 30, 2021 were as follows (in thousands):

Fiscal Year:	Minimum lease payments
2022	$5,682
2023	6,605
2024	5,498
2025	5,349
2026	2,015
2027 and beyond	1,584
Total future lease payments	26,733
Less: Imputed interest	(1,967)
Present value of operating lease liabilities	$24,766

As of September 30, 2021, commitments under short-term lease arrangements, and operating and financing leases that have not yet commenced were immaterial.

    The Company has entered into lease agreements with related parties. See Note 8, "Related Party Transactions," for discussion.

Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of September 30, 2021. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Charles Liang and Sara Liu do not own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 92.5% and 93.6% of the chassis included in the products sold by the Company during the three months ended September 30, 2021 and 2020, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $36.7 million and $40.2 million at September 30, 2021 and June 30, 2021, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Compuware also manufactures motherboards, backplanes and other components used on printed circuit boards for the Company. The Company sells to Compuware most of the components needed to manufacture the above products. Compuware uses the components to manufacture the products and then sells the products back to the Company at a purchase price equal to the price at which the Company sold the components to Compuware, plus a “manufacturing value added” fee and other miscellaneous charges and costs including overhead and labor. The Company and Compuware frequently review and negotiate the amount of the “manufacturing value added” fee that will be included in the price of the products the Company purchases from Compuware. In addition to the inventory purchases, the Company also incurs costs associated with design services, tooling assets, and miscellaneous costs.

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $87.8 million and $71.0 million at September 30, 2021 and June 30, 2021, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Dealings with Investment in a Corporate Venture
In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the "Corporate Venture") located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party.
The Company recorded a deferred gain related to the contribution of certain technology rights. As of September 30, 2021 and June 30, 2021, the Company had unamortized deferred gain balance of $0.5 million and $1.0 million, respectively, in accrued liabilities and none in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of the third party parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of September 30, 2021. No impairment charge was recorded for the three months ended September 30, 2021 and 2020, respectively.
The Company sold products to the Corporate Venture and the Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities.

Dealings with Monolithic Power Systems, Inc.

The Company procures certain semiconductor products from Monolithic Power Systems, Inc. (“MPS”), a fabless manufacturer of high-performance analog and mixed-signal semiconductors, for use in its products. A member on the Board of Directors, also serves as an officer of MPS.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company had the following balances related to transactions with its related parties as of September 30, 2021 and June 30, 2021 (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021

Accounts receivable	$2	$2	$1,332	$198	$12,659	$8,478	$—	$—	$13,993	$8,678
Other receivable (1)	$4,428	$5,575	$21,690	$18,173	$—	$—	$165	$89	$26,283	$23,837
Accounts payable	$40,730	$38,152	$37,024	$31,944	$—	$—	$—	$—	$77,754	$70,096
Accrued liabilities (2)	$1,813	$3,042	$17,790	$14,486	$500	$1,000	$—	$—	$20,103	$18,528

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company's results from transactions with its related parties for each of the three months ended September 30, 2021 and 2020, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

Net sales	$7	$5	$15,702	$13,299	$15,213	$6,412	—	—	$30,922	$19,716
Purchases - inventory	$50,788	$23,871	$35,229	$34,197	—	—	$1,670	$791	$87,687	$58,859
Purchases - other miscellaneous items	$2,116	$2,718	$339	$333	—	—	—	—	$2,455	$3,051

The Company’s cash flow impact from transactions with its related parties for each of the three months ended September 30, 2021 and 2020, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

Changes in accounts receivable	—	$(27)	$(1,134)	$353	$(4,181)	$7,184	—	—	$(5,315)	$7,510
Changes in other receivable	$1,147	$4,243	$(3,517)	$7,840	—	—	$(76)	$75	$(2,446)	$12,158
Changes in accounts payable	$2,578	$(14,952)	$5,080	$(9,724)	—	—	—	—	$7,658	$(24,676)
Changes in accrued liabilities	$(1,229)	$(203)	$3,304	$(3,374)	$(500)	—	—	—	$1,575	$(3,577)
Changes in other long-term liabilities	—	$47	—	$(77)	—	$(500)	—	—	—	$(530)
Purchases of property, plant and equipment	$338	$2,140	$62	$90	—	—	—	—	$400	$2,230
Unpaid property, plant and equipment	$1,360	$1,664	—	—	—	—	—	—	$1,360	$1,664

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

As of September 30, 2021, the Company had 2,385,365 authorized shares available for future issuance under the 2020 Plan.

Common Stock Repurchase

On January 29, 2021, a duly authorized subcommittee of the Board of Directors approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program is effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased. The Company had $150.0 million of remaining availability under the share repurchase program as of September 30, 2021. There were no shares repurchased under the share repurchase program during the three months ended September 30, 2021.

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

The fair value of stock option grants for the three months ended September 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2021	2020
Risk-free interest rate	0.81%	0.27%
Expected term	6.09 years	5.98 years
Dividend yield	—%	—%
Volatility	49.71%	50.43%
Weighted-average fair value	$17.94	$14.16

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Cost of sales	$447	$503
Research and development	3,880	3,702
Sales and marketing	517	517
General and administrative	2,171	2,448
Stock-based compensation expense before taxes	7,015	7,170
Income tax impact	(1,888)	(1,955)
Stock-based compensation expense, net	$5,127	$5,215

As of September 30, 2021, $9.4 million of unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 3.85 years, $51.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.77 years and less than $0.1 million of unrecognized compensation cost related to unvested PRSUs is expected to be recognized over a period of 0.11 years. Additionally, as described below, $9.6 million of unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 5.0 years.

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

The achievement status of the operational and stock price milestones as of September 30, 2021 was as follows:

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

During the three months ended September 30, 2021, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.9 million. No compensation expense related to the 2021 CEO Performance Stock Option was recognized during the three months ended September 30, 2020. As of September 30, 2021 and June 30, 2021, the Company had $9.6 million and $10.5 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option. The unrecognized compensation cost as of September 30, 2021 is expected to be recognized over a period of five years.

The following table summarizes stock option activity during the three months ended September 30, 2021 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2021	5,175,554	$26.17
Granted	114,860	$37.88
Exercised	(389,942)	$17.25
Forfeited/Cancelled	(41,459)	$30.47
Balance as of September 30, 2021	4,859,013	$27.13	5.52
Options vested and exercisable at September 30, 2021	3,099,511	$20.82	3.47

RSU and PRSU Activity

In January 2015, the Company began to grant RSUs to employees. The Company grants RSUs to certain employees as part of its regular employee equity compensation review program as well as to selected new hires. RSUs are typically service based share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting.

In March 2020, the Compensation Committee granted a PRSU award to one of the Company's senior executives. The award vests in two tranches and includes service and performance conditions. Each tranche has 15,000 RSUs that vest in May 2021 and November 2021 based on service conditions only. Additional units can be earned based on revenue growth percentage in fiscal year 2020 compared to fiscal year 2019, which units would vest in May 2021, and based on revenue growth percentage in fiscal year 2021 compared to fiscal year 2020, which units would vest in November 2021. No additional units were earned for fiscal year 2020 as revenue decreased from fiscal year 2019. An additional 2,939 units were earned for fiscal year 2021 that would vest on November 10, 2021.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes RSU and PRSU activity during the three months ended September 30, 2021 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2021	1,854,956	$26.79	15,000	$34.27
Granted	359,405	$37.88	—	$—
Released	(173,771)	$22.92	—	$—
Forfeited	(87,894)	$27.54	—	$—
Balance as of September 30, 2021	1,952,696	$29.15	15,000	$34.27

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Income Taxes

The Company recorded a provision for income taxes of $3.3 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was 11.7% and 12.7% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 is lower than that for the three months ended September 30, 2020, primarily due to a decrease in certain non-deductible expenses and a decrease in foreign tax liability.

As of September 30, 2021, the Company had gross unrecognized tax benefits of $45.1 million, of which, $28.3 million, if recognized, would affect the Company's effective tax rate. During the three months ended September 30, 2021, there was a $4.3 million increase in gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of September 30, 2021, the Company had accrued $2.7 million of interest and penalties relating to unrecognized tax benefits.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2018 through 2021. Various states statutes of limitations remain open in general for tax years ended June 30, 2017 through 2021. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2016 through 2021. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $1.0 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

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

On October 27, 2020, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara (the “Court”), captioned Barry v. Liang, et al., 20-CV-372190. The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, and unjust enrichment arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. Defendants filed demurrers, which were set for hearing on August 4, 2021, but which were continued to September 15, 2021. Following this continuance, on July 21, 2021, Plaintiffs' counsel filed an amended complaint in lieu of responding to the demurrer. The amended complaint added no new claims; primarily, the amendment added allegations describing the March 29, 2021 motion to dismiss decision in the Hessefort class action. Defendants demurred to the amended complaint on August 24, 2021, and the Court has calendared the hearing for January 26, 2022. The case is otherwise currently stayed. The Company intends to defend the lawsuit vigorously.

On May 5, 2021, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Stein v. Liang, et al., Case No. 3:21-cv-03357-KAW (the “Stein Derivative Action”). The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. The plaintiff seeks unspecified compensatory damages and other equitable relief. Defendants filed motions to dismiss the complaint on August 6, 2021. Rather than oppose defendants’ motions, plaintiff informed defendants that plaintiff was prepared to dismiss his action with prejudice. On September 29, 2021, the parties submitted a stipulation for dismissal with prejudice as to the named plaintiff to the Court for its approval. On October 27, 2021, the Court issued an order for the parties to submit within 30 days a plan of notice of dismissal for the Court’s approval. The Court noted that, if no shareholder seeks to intervene during the notice period, plaintiff may file an administrative motion requesting that the Court dismiss the lawsuit with prejudice

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
SEC Matter— The Company cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by Company management, which irregularities were disclosed on August 31, 2015, and the Company cooperated with the SEC in its further investigation of the matters underlying the Company’s inability to timely file its Form 10-K for the fiscal year ended June 30, 2017 and concerning the publication of a false and widely discredited news article in October 2018 concerning the Company’s products. On August 25, 2020, to fully resolve all matters under investigation, the Company consented to entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (“Order”), as announced by the SEC. The Company admitted the SEC’s jurisdiction over the Company and the subject matter of the proceedings, but otherwise neither admitted nor denied the SEC’s findings, as described in the Order. The Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13 thereunder. The Company agreed and paid a civil money penalty of $17,500,000 during the three months ended September 30, 2020, which was recorded to general and administrative expense in the Company's condensed consolidated statement of operations. In addition, the Company’s Chief Executive Officer concluded a settlement with the SEC on August 25, 2020, as announced by the SEC. The Company’s Chief Executive Officer paid the Company the sum of $2,122,000 as reimbursement of profits from certain stock sales during the relevant period, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. The settlement amount was paid during the first quarter of fiscal 2021 and the Company recorded the payment as a credit to general and administrative expense.

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of September 30, 2021 and any prior periods.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of September 30, 2021, these remaining noncancelable commitments were $508.2 million, including $124.4 million for related parties.

Lease Commitments - See Note 7, "Leases," for a discussion of the Company's operating lease and financing lease commitments.

Note 12.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

Table of Contents SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following is a summary of property, plant and equipment, net (in thousands):

	September 30,	June 30,
	2021	2021
Long-lived assets:
United States	$181,189	$180,143
Asia	100,046	91,640
Europe	2,913	2,930
	$284,148	$274,713

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report and included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 10-K”), which includes our condensed consolidated financial statements for the fiscal years ended June 30, 2021 and 2020.

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

We commenced operations in 1993 and have been profitable every year since inception. Our net income for the three months ended September 30, 2021 decreased to $25.4 million from $26.6 million for the corresponding period in the prior year. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

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

Logistics has emerged as a new challenge as globally the transportation industry restricted the frequency of departures and increased logistics costs. We have experienced increased costs in freight as well as direct labor costs as we incentivized our employees to continue to work and assist us in serving our customers, many of whom are in critical industries. We expect this trend to continue for the duration of the COVID-19 pandemic.

We monitor the credit profile and payment history of our customers to evaluate risk in specific industries or geographic areas where cash flow may be disrupted. While we believe that we are adequately capitalized, we actively manage our liquidity needs. In June 2021, we negotiated an extension of our credit facility with Bank of America to extend the maturity date to June 2026. In July 2021, we replaced our prior credit facility and term loan facility with CTBC Bank, with a new facility for omnibus credit lines. In September 2021, we replaced our prior credit facility with E.SUN Bank, with new credit facility and term facility. In September 2021, we entered into a term loan facility with Mega Bank which will be used to support our manufacturing activities (such as purchase of materials and components) and provide medium-term working capital. In October 2021, we entered into a credit facility with Chang Hwa Bank which will be used to support the growth of our Taiwan business. See “- Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources.”

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

Financial Highlights

The following is a summary of our financial highlights of the first quarter of fiscal year 2022:

•Net sales increased by 35.5% in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

•Gross margin decreased to 13.4% in the three months ended September 30, 2021 from 17.0% in the three months ended September 30, 2020.

•Operating expenses increased by 9.6% as compared to the three months ended September 30, 2020, and were equal to 10.6% and 13.0% of net sales in the three months ended September 30, 2021 and 2020, respectively.

•Effective tax rate decreased to 11.7% in the three months ended September 30, 2021 from 12.7% in the three months ended September 30, 2020.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2021 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Summary of Significant Accounting Policies" in our notes to condensed consolidated financial statements in this Quarterly Report.

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	86.6%	83.0%
Gross profit	13.4%	17.0%
Operating expenses:
Research and development	6.3%	7.2%
Sales and marketing	2.1%	2.7%
General and administrative	2.2%	3.2%
Total operating expenses	10.6%	13.0%
Income from operations	2.8%	4.0%
Other (expense) income, net	—%	(0.1)%
Interest expense	(0.1)%	(0.1)%
Income before income tax provision	2.7%	3.8%
Income tax provision	(0.3)%	(0.5)%
Share of income from equity investee, net of taxes	—%	0.2%
Net income	2.5%	3.5%

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

The following table presents net sales by product type for the three months ended September 30, 2021 and 2020 (dollars in millions):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Server and storage systems	$849.9	$617.8	$232.1	37.6%
Percentage of total net sales	82.3%	81.0%
Subsystems and accessories	$182.9	$144.5	$38.4	26.6%
Percentage of total net sales	17.7%	19.0%
Total net sales	$1,032.7	$762.3	$270.4	35.5%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended September, 2021 and 2020

The period-over-period increase in net sales of our server and storage systems was due to a 25.5% increase in the number of units of compute nodes sold and a 11.8% increase in the average selling price. The increase in the number of units of compute nodes shipped was primarily due to more shipments of multinode systems compared to the same period last year.
The period-over-period increase in net sales of our subsystems and accessories is primarily due to an increase in the average selling price by 19.6% and an increase in number of units by 5.9%.

The following table presents net sales by geographic region for the three months ended September 30, 2021 and 2020 (dollars in millions):

	Three Months Ended September 30,		Change	Change
	2021	2020	$	%
United States	$560.9	$496.1	$64.8	13.1%
Percentage of total net sales	54.3%	65.1%
Asia	263.1	126.7	136.4	107.7%
Percentage of total net sales	25.5%	16.6%
Europe	179.7	112.1	67.6	60.3%
Percentage of total net sales	17.4%	14.7%
Others	29.0	27.3	1.7	6.2%
Percentage of total net sales	2.8%	3.6%
Total net sales	$1,032.7	$762.3

Comparison of Three Months Ended September 30, 2021 and 2020

The period-over-period increase in net sales in the United States for the three months ended September 30, 2021 and 2020 was primarily due to higher sales driven by higher server and storage systems unit volume combined with higher average selling price. The period-over-period increase in net sales in Asia was due primarily to increased sales in China, Taiwan, Japan, Korea and India, partially offset by decreased sales in Singapore. The increase of net sales in Europe was primarily due to higher sales in Germany, United Kingdom, France and Russia, partially offset by lower sales in the Netherlands. The period-over-period increase in net sales in other countries was primarily due to higher sales in Australia, Israel, UAE, Saudi Arabia, and South Africa, partially offset by decreased sales in Canada, Brazil, Mexico and New Zealand.

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

Cost of sales and gross margin for the three months ended September 30, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Cost of sales	$894.6	$632.3	$262.3	41.5%
Gross profit	$138.1	$129.9	$8.2	6.3%
Gross margin	13.4%	17.0%		(3.6)%

Comparison of Three Months Ended September 30, 2021 and 2020

The period-over-period increase in cost of sales was primarily attributed to an increase of $236.8 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $15.0 million increase in freight charges, an increase in excess and obsolete inventory charges of $4.3 million, and a $10.0 million increase due to lower cost recovery of cost paid in prior periods offset by a decrease of $4.4 million in other overhead costs.

The period-over-period decrease in the gross margin percentage was primarily due to sales prices increasing at a slower rate than the increase in the costs of sales. Since the start of the COVID-19 pandemic, we have experienced an increase in costs of sales, logistics costs as well as direct labor costs as we incentivize our employees. This increase in costs negatively impacts our gross margin, and we expect these higher costs to continue for the duration of the COVID-19 pandemic.

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

Operating expenses for the three months ended September 30, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Research and development	$65.1	$54.8	$10.3	18.8%
Percentage of total net sales	6.3%	7.2%
Sales and marketing	$21.6	$20.3	$1.3	6.4%
Percentage of total net sales	2.1%	2.7%
General and administrative	$22.2	$24.4	$(2.2)	(9.0)%
Percentage of total net sales	2.2%	3.2%
Total operating expenses	$109.0	$99.5	$9.5	9.5%
Percentage of total net sales	10.6%	13.0%

Comparison of Three Months Ended September 30, 2021 and 2020

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to a $8.0 million increase in personnel expenses due to merit increases and higher headcount, a $0.9 million decrease in research and development credits from certain suppliers and customers towards our development efforts and a $0.8 million increase in product development costs.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to a $2.1 million increase in personnel expenses as a result of an increase in the number of personnel, partially offset by a decrease of $1.1 million in advertising and other expenses.

General and administrative expenses. The period-over-period decrease in general and administrative expenses was primarily due to a decrease of $1.6 million in professional fees driven by lower expenses incurred to investigate, assess and remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements and a $0.6 million decrease in compensation expenses and other expenses.

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit and increased due to higher debt outstanding.

Interest and other income (expense), net for the three months ended September 30, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Other income (expense), net	$0.1	$(0.8)	$0.9	(112.5)%
Interest expense	(0.8)	(0.7)	(0.1)	14.3%
Interest and other income (expense), net	$(0.7)	$(1.5)	$0.8	(53.3)%

Comparison of Three Months Ended September 30, 2021 and 2020

The change of $0.9 million in other income (expense), net was attributable to an increase of $0.9 million in foreign exchange gain due to favorable foreign currency fluctuations.

Provision for Income Taxes

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, which primarily include the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, certain non-deductible expenses, tax benefits from foreign derived intangible income and stock based compensation.

Provision for income taxes and effective tax rates for the three months ended September 30, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Income tax provision	$3.3	$3.7	$(0.4)	(10.8)%
Percentage of total net sales	0.3%	0.5%
Effective tax rate	11.7%	12.7%

Comparison of Three Months Ended September 30, 2021 and 2020

The income tax provision and effective tax rate for the three months ended September 30, 2021 is lower than that for the three months ended September 30, 2020, primarily due to a decrease in certain non-deductible expenses and a decrease in foreign tax liabilities.

Share of Income from Equity Investee, Net of Taxes

Share of income from equity investee, net of taxes represents the Company’s share of income from the Corporate Venture in which the Company has 30% ownership.

Share of income from equity investee, net of taxes for the three months ended September 30, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Share of income from equity investee, net of taxes	$0.4	$1.3	$(0.9)	(69.2)%
Percentage of total net sales	—%	0.2%

Comparison of Three Months Ended September 30, 2021 and 2020

The period-over-period decrease of $0.9 million in share of income from equity investee, net of taxes was primarily due to less net income recognized by the Corporate Venture.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as an increase in the need for working capital due to longer supply chain manufacturing and delivery times. Our cash and cash equivalents were $270.0 million and $232.3 million as of September 30, 2021 and June 30, 2021, respectively. Our cash in foreign locations was $107.1 million and $152.6 million as of September 30, 2021 and June 30, 2021, respectively.
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
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses, and maturing debt and interest payments for the twelve months following the issuance of these condensed consolidated financial statements. We expect to pay a special performance bonus of approximately $2.0 million to our CEO in the fiscal year 2022.

On January 29, 2021, a duly authorized subcommittee of the Board of Directors approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program is effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased. The Company had $150.0 million of remaining availability under the share repurchase program as of September 30, 2021.

Our key cash flow metrics were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2021	2020
Net cash provided by (used in) operating activities	$(134.6)	$120.6	$(255.2)
Net cash used in investing activities	$(11.9)	$(11.9)	$—
Net cash provided by (used in) financing activities	$184.3	$(19.3)	$203.6
Net increase in cash, cash equivalents and restricted cash	$37.8	$89.6	$(51.8)

Operating Activities

Net cash provided by operating activities decreased by $255.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily due to an increase in net cash required for net working capital of $259.6 million to meet customer demand, support expected business growth and mitigate supply chain risk due to the COVID-19 pandemic environment and a $1.2 million decrease in net income. These decreases are partially offset by increases in the non-cash charges, including a $4.4 million increase related to excess and obsolete inventories and $1.0 million related to share of income from our equity investee.

Investing Activities

Net cash used in investing activities was $11.9 million for both the three months ended September 30, 2021 and 2020, as we continued to invest in expanding our manufacturing capacity and office space, including the expansion of our Green Computing Park in San Jose and Bade manufacturing facility in Taiwan.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2021 was $184.3 million while net cash used by financing activities for the three months ended September 30, 2020 was $19.3 million. The change in cash flows from financing activities was primarily due to an increase of $174.2 million in proceeds from borrowings net of repayment, offset by a $28.5 million decrease in stock repurchases and an increase in cash receipts from exercises of stock options of $1.0 million.

Other Factors Affecting Liquidity and Capital Resources

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). In June 2021, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 28, 2026 and reduce the size of the facility from $250.0 million to $200.0 million. In addition, the amendment reduced both the unused line fee from 0.375% per annum to 0.2% or 0.3% per annum (depending upon amount drawn under the facility) and the interest rate applicable to the facility from LIBOR plus 2.00% or 3.00% per annum (depending upon amount drawn under the facility) to LIBOR plus 1.375% or 1.625% per annum. As of September 30, 2021, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $110.2 million and the interest rate was 1.50%. Our available borrowing capacity was $89.8 million, subject to the borrowing base limitation and compliance with other applicable terms. The 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. Under the terms of the 2018 Bank of America Credit Facility agreement, we are required to maintain a certain fixed charge ratio and we have been in compliance with all covenants under the 2018 Bank of America Credit Facility.

CTBC Credit Lines

We through our Taiwan subsidiary were party to (i) that certain credit agreement, dated May 6, 2020, with CTBC Bank, which provided for a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to obtain up to NTD1,200.0 million ($40.7 million U.S. dollar equivalent) and (ii) that certain credit agreement, dated August 24, 2020, with CTBC Bank (the “CTBC Credit Facility”), which provided for total borrowings of up to $50.0 million (collectively, the “Prior CTBC Credit Lines”). On July 20, 2021 (the “Effective Date”), we through our Taiwan subsidiary entered into a general agreement for omnibus credit lines with CTBC Bank (the “2021 CTBC Credit Lines), which replaced the Prior CTBC Credit Lines in their entirety and permit borrowings, from time to time, pursuant to (i) a term loan facility of up to NTD 1,550.0 million ($55.4 million U.S. dollar equivalents) including the existing 2020 CTBC Term Loan Facility of NTD 1,200.0 million ($42.9 million U.S. dollar equivalents) and a new 75-month, non-revolving term loan facility of NTD 350.0 million ($12.5 million U.S. dollar equivalents) to use to purchase machinery and equipment for our Bade Manufacturing Facility located in Taiwan (the “2021 CTBC Machine Loan”), and (ii) a line of credit facility of up to $105.0 million (the “2021 CTBC Credit Facility”), which increased the borrowing capacity of CTBC Credit Facility. The 2021 CTBC Credit Facility provides (i) a 12-month NTD 1,250.0 million ($44.7 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.50% per annum which is adjusted monthly, which term loan facility also includes a 12-month guarantee of up to NTD 100.0 million ($3.6 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month revolving line of credit of up to 100% of eligible accounts receivable in an aggregate amount of up to $105.0 million with an interest rate equal to the lender's established USD interest rate plus 0.70% to 0.75% per annum which is adjusted monthly.

As of September 30, 2021, the amounts outstanding under the 2020 CTBC Term Loan Facility were $39.0 million and the interest rates for these loans were 0.45% per annum. Under the 2021 CTBC Machine Loan, the amounts outstanding were $1.4 million and the interest rates for these loans were 0.65% per annum at September 30, 2021. As of September 30, 2021, the total outstanding borrowings under the 2021 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $25.2 million and the interest rate for these loans were 0.74% per annum. As of September 30, 2021, the outstanding borrowings of 2021 CTBC Credit Facility revolving line of credit were $68.1 million and the interest rates for these loans ranged from approximately 0.94% to 0.95% per annum. The amount available for future borrowing under the 2021 CTBC Credit Facility was $11.7 million as of September 30, 2021. The net book value of land and building located in Bade, Taiwan, collateralizing the 2021 CTBC Credit Lines was $77.7 million and all financial covenants were satisfied under the 2021 CTBC Credit Lines as of September 30, 2021.

2021 E.SUN Bank Credit Facility

We through our Taiwan subsidiary were party to that certain General Credit Agreement, dated December 2, 2020, with E.SUN Bank, which provided for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of US$30 million (the “Prior E.SUN Bank Credit Facility”). The term of the Prior E.SUN Bank Credit Facility was until September 18, 2021. On September 13, 2021 (the “E.SUN Bank Effective Date”), we through our Taiwan subsidiary entered into a new General Credit Agreement with E.SUN Bank, which replaced the Prior E.SUN Bank Credit Facility (the “2021 E.SUN Bank Credit Facility”). The 2021 E.SUN Bank Credit Facility permits borrowings of up to (i) NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) and (ii) $30.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. Other terms of the 2021 E.SUN Bank Credit Facility are substantially identical to the Prior E.SUN Bank Credit Facility. Generally, interest for base rate loans made under the 2021 E.SUN Bank Credit Facility are based upon an average interbank overnight call loan rate in the finance industry (such as LIBOR or TAIFX) plus a fixed margin, and is subject to occasional adjustment. The 2021 E.SUN Bank Credit Facility has customary default provisions permitting E.SUN Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Taiwan subsidiary has an overdue liability at another financial organization. There are various financial covenants under the 2021 E.SUN Bank Credit Facility, including current ratio, net debt ratio, and interest coverage requirements. A Notification and Confirmation was entered into on the E.SUN Bank Effective Date for (i) a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million ($57 million U.S. dollar equivalent) in financing for use in research & development activities (the “Term Loan”), and (ii) a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days. As of September 30, 2021, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $4.9 million and the interest rates for these loans were 0.995% per annum. As of September 30, 2021, the amounts outstanding under the Import Loan were $30.0 million and the interest rates for these loans ranged approximately from 0.96% to 1.23% per annum. At September 30, 2021, the amount available for future borrowing under the Import Loan was $0.0 million.

Mega Bank Credit Facilities

On September 13, 2021 (the “Mega Bank Effective Date”), we through our Taiwan subsidiary entered into a NTD1,200.0 million ($43.2 million U.S. dollar equivalent) credit facility (the “Mega Bank Credit Facility”) with Mega International Commercial Bank (“Mega Bank”). The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate depends upon the amount borrowed under Mega Bank Credit Facility, and as of the Mega Bank Effective Date, range from 0.645% to 0.845% per annum. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown, and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable. As of September 30, 2021, there were no outstanding borrowings under the Mega Bank Credit Facility.

Chang Hwa Bank Credit Facility

On October 5, 2021 (the “Chang Hwa Bank Effective Date”), we through our Taiwan subsidiary entered into a credit facility (the “Chang Hwa Bank Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”). The Chang Hwa Bank Credit Facility, which is being used to support our growth, permits borrowings of up to NTD 1,000.0 million ($36.0 million U.S. dollar equivalent) including up to $20.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. The Chang Hwa Bank Credit Facility has customary default provisions permitting the Chang Hwa Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in cross-default provisions with respect to the Company's other debt obligations. Terms for specific drawdown instruments issued under the Chang Hwa Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in separate loan contracts (each, a “Loan Contract”) negotiated with Chang Hwa Bank. On the Chang Hwa Bank Effective Date, three Loan Contracts were entered into. None of the three Loan Contracts are secured and there are no financial covenants. Under the Chang Hwa Bank Credit Facility, the Chang Hwa Bank has the right to demand collateral for debts owed.

Refer to Part I, Item 1, Note 7, “Short-term and Long-term Debt,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Capital Expenditure Requirements

We intend to continue to focus our capital expenditures in fiscal year 2022 to support the growth of our operations. We anticipate our capital expenditures for the remainder of fiscal year 2022 will be approximately $11 million, relating primarily to costs associated with our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our information systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts, applications or technologies.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2021, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.45% to 1.50% at September 30, 2021 and June 30, 2021. Based on the outstanding principal indebtedness of $278.8 million under our credit facilities as of September 30, 2021, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange (loss) gain for the three months ended September 30, 2021 and 2020 was $ 0.1 million and $(0.9) million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the captions “Litigation and Claims” in Note 11 “Commitments and Contingencies” of our notes to condensed consolidated financial statements included in this quarterly report.

Due to the inherent uncertainties of such legal proceedings, we cannot predict the outcome of the proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A “Risk Factors” of our 2021 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2021, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
Month 1 (July 1, 2021 to July 31, 2021)	—	$—	—	$150 Million
Month 2 (August 1, 2021 to August 31, 2021)	14,426	$35.59	—	$150 Million
Month 3 (September 1, 2021 to September 30, 2021)	—	$—	—	$150 Million
Total	14,426	$—
__________________________
(1)Includes optionee's tender of outstanding shares to pay the exercise price or tax withholding obligation.
(2)On January 29, 2021, a duly authorized subcommittee of the Company's Board approved a share repurchase program to repurchase up to $200 million of our common stock at prevailing prices in the open market. The share repurchase program is effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1	General Agreement for Omnibus Credit Lines dated as of July 20, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 26, 2021)

10.2	Agreement for Individually Negotiated Terms and Conditions dated as of July 20, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 26, 2021)

10.3	Summary of Short-Term Credit Facilities and 75 Month Term Loan Facility from CTBC Bank Co., Ltd. dated as of July 7, 2021 (incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 26, 2021)

10.4
English language translation of the Medium-to-Long Term Loan Agreement dated as of September 13, 2021 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank
 (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 17, 2021)

10.5
General Credit Agreement dated as of September 13, 2021 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 17, 2021)

10.6
Notification and Confirmation of Credit Conditions, dated as of September 13, 2021 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 17, 2021)

10.7
English language translation of the Credit Authorization Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.8
English language translation of the Imported Goods Loan Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.9
English language translation of the Export Loan Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.10
English language translation of the Loan Agreement for the Action Plan for Accelerated Investments by Domestic Corporations dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (incorporated by reference to Exhibit 10.4 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.11*+	Form of Notice of Grant of Restricted Stock Units (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan

10.12*+	Form of Restricted Stock Units Agreement (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan

31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of David Weigand, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of David Weigand, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

+ Filed herewith
* Management contract, or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUPER MICRO COMPUTER, INC.

Date:	November 5, 2021	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 5, 2021	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)