Form 10-Q
period 2021-12-31
Super Micro Computer, Inc.
filed 2022-02-04
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2022 there were 51,563,316 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
 (unaudited)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$247,407	$232,266
Accounts receivable, net of allowances of $1,949 and $2,591 at December 31, 2021 and June 30, 2021, respectively (including accounts receivable from related parties of $34,532 and $8,678 at December 31, 2021 and June 30, 2021, respectively)	497,431	463,834
Inventories	1,393,672	1,040,964
Prepaid expenses and other current assets (including receivables from related parties of $35,002 and $23,837 at December 31, 2021 and June 30, 2021, respectively)	154,778	130,195
Total current assets	2,293,288	1,867,259
Investment in equity investee	4,459	4,578
Property, plant and equipment, net	280,282	274,713
Deferred income taxes, net	61,837	63,288
Other assets	36,736	32,126
Total assets	$2,676,602	$2,241,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $96,036 and $70,096 at December 31, 2021 and June 30, 2021, respectively)	$695,180	$612,336
Accrued liabilities (including amounts due to related parties of $20,029 and $18,528 at December 31, 2021 and June 30, 2021, respectively)	171,010	178,850
Income taxes payable	14,464	12,741
Short-term debt	176,904	63,490
Deferred revenue	142,021	101,479
Total current liabilities	1,199,579	968,896
Deferred revenue, non-current	110,531	100,838
Long-term debt	139,032	34,700
Other long-term liabilities	40,615	41,132
Total liabilities	1,489,757	1,145,566
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000; Outstanding shares: 51,509 and 50,582 at December 31, 2021 and June 30, 2021, respectively
Issued shares: 51,509 and 50,582 at December 31, 2021 and June 30, 2021, respectively	460,990	438,012
Accumulated other comprehensive income	549	453
Retained earnings	725,129	657,760
Total Super Micro Computer, Inc. stockholders’ equity	1,186,668	1,096,225
Noncontrolling interest	177	173
Total stockholders’ equity	1,186,845	1,096,398
Total liabilities and stockholders’ equity	$2,676,602	$2,241,964
See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales (including related party sales of $41,616 and $18,706 in the three months ended December 31, 2021 and 2020, respectively, and $72,538 and $38,421 in the six months ended December 31, 2021 and 2020, respectively)	$1,172,419	$830,306	$2,205,149	$1,592,556
Cost of sales (including related party purchases of $96,728 and $51,532 in the three months ended December 31, 2021 and 2020, respectively, and $184,415 and $110,392 in the six months ended December 31, 2021 and 2020, respectively)	1,008,676	694,211	1,903,267	1,326,546
Gross profit	163,743	136,095	301,882	266,010
Operating expenses:
Research and development	65,471	52,729	130,614	107,527
Sales and marketing	21,960	20,740	43,584	41,032
General and administrative	25,263	25,261	47,507	49,640
Total operating expenses	112,694	98,730	221,705	198,199
Income from operations	51,049	37,365	80,177	67,811
Other expense, net	(607)	(2,539)	(557)	(3,380)
Interest expense	(1,150)	(569)	(1,954)	(1,243)
Income before income tax provision	49,292	34,257	77,666	63,188
Income tax provision	(7,599)	(5,108)	(10,924)	(8,768)
Share of income (loss) from equity investee, net of taxes	239	(1,475)	627	(145)
Net income	$41,932	$27,674	$67,369	$54,275
Net income per common share:
Basic	$0.82	$0.54	$1.32	$1.05
Diluted	$0.78	$0.52	$1.27	$1.00
Weighted-average shares used in calculation of net income per common share:
Basic	51,314	51,499	51,055	51,914
Diluted	53,511	53,584	53,213	54,005

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income	$41,932	$27,674	$67,369	$54,275
Other comprehensive income, net of tax:
Foreign currency translation gain	100	301	96	548
Total other comprehensive income	100	301	96	548
Total comprehensive income	$42,032	$27,975	$67,465	$54,823

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended December 31, 2021	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	51,071,844	$448,976	—	$—	$449	$683,197	$176	$1,132,798
Exercise of stock options, net of taxes	299,337	5,570	—	—	—	—	—	5,570
Release of common stock shares upon vesting of restricted stock units	199,825	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(62,390)	(2,732)	—	—	—	—	—	(2,732)
Stock-based compensation	—	9,176	—	—	—	—	—	9,176
Foreign currency translation gain	—	—	—	—	100	—	—	100
Net income	—	—	—	—	—	41,932	1	41,933
Balance at December 31, 2021	51,508,616	$460,990	—	$—	$549	$725,129	$177	$1,186,845

Three Months Ended December 31, 2020	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	54,241,046	$400,157	(2,475,419)	$(50,491)	$95	$722,812	$169	1,072,742
Exercise of stock options, net of taxes	332,783	5,747	—	—	—	—	—	5,747
Release of common stock shares upon vesting of restricted stock units	193,017	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(60,166)	(1,713)	—	—	—	—	—	(1,713)
Stock repurchases and retirement	(4,055,626)	(122)	2,475,419	50,491	—	(97,357)	—	(46,988)
Stock-based compensation	—	6,453	—	—	—	—	—	6,453
Foreign currency translation gain	—	—	—	—	301	—	—	301
Net income	—	—	—	—	—	27,674	4	27,678
Balance at December 31, 2020	50,651,054	$410,522	—	$—	$396	$653,129	$173	$1,064,220

Six Months Ended December 31, 2021	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	50,582,078	$438,012	—	$—	$453	$657,760	$173	$1,096,398
Exercise of stock options, net of taxes	669,403	11,588	—	—	—	—	—	11,588
Release of common stock shares upon vesting of restricted stock units	373,596	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(116,461)	(4,801)	—	—	—	—	—	(4,801)
Shares repurchase and retirement	—		—	—	—	—	—	—
Stock-based compensation	—	16,191	—	—	—	—	—	16,191
Foreign currency translation gain	—	—	—	—	96	—	—	96
Net income	—	—	—	—	—	67,369	4	67,373
Balance at December 31, 2021	51,508,616	$460,990	—	$—	$549	$725,129	$177	$1,186,845

Six Months Ended December 31, 2020	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	53,741,828	$389,972	(1,333,125)	$(20,491)	$(152)	$696,211	$167	$1,065,707
Exercise of stock options, net of taxes	683,613	10,767	—	—	—	—	—	10,767
Release of common stock shares upon vesting of restricted stock units	410,536	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(129,297)	(3,718)	—	—	—	—	—	(3,718)
Share repurchase and retirement	(4,055,626)	(122)	1,333,125	20,491	—	(97,357)	—	(76,988)
Stock-based compensation	—	13,623	—	—	—	—	—	13,623
Foreign currency translation gain	—	—	—	—	548	—	—	548
Net income	—	—	—	—	—	54,275	6	54,281
Balance at December 31, 2020	50,651,054	$410,522	—	$—	$396	$653,129	$173	$1,064,220

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$67,369	$54,275
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15,681	14,427
Stock-based compensation expense	16,191	13,623
Recovery of allowance for doubtful accounts	(636)	(476)
Provision for excess and obsolete inventories	3,691	1,740
Share of (income) loss from equity investee	(627)	145
Foreign currency exchange (gain) loss	(2,738)	2,905
Deferred income taxes, net	1,451	(883)
Other	1,045	(699)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(25,854) and $(6,304) during the six months ended December 31, 2021 and 2020, respectively)	(33,491)	81,156
Inventories	(356,399)	42,327
Prepaid expenses and other assets (including changes in related party balances of $(11,165) and $7,629 during the six months ended December 31, 2021 and 2020, respectively)	(24,481)	27,426
Accounts payable (including changes in related party balances of $25,940 and $(24,112) during the six months ended December 31, 2021 and 2020, respectively)	83,188	(25,296)
Income taxes payable	1,723	5,855
Deferred revenue	50,235	(8,864)
Accrued liabilities (including changes in related party balances of $1,501 and $(4,867) during the six months ended December 31, 2021 and 2020, respectively)	(2,507)	(20,619)
Other long-term liabilities (including changes in related party balances of $0 and $(1,671) during the six months ended December 31, 2021 and 2020, respectively)	(7,417)	(3,240)
Net cash provided by (used in) operating activities	(187,722)	183,802
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $1,770 and $3,058 during the six months ended December 31, 2021 and 2020, respectively)	(23,206)	(25,551)
Investment in a privately-held company	(1,100)	—
Net cash used in investing activities	(24,306)	(25,551)
FINANCING ACTIVITIES:
Proceeds from borrowings, net of debt issuance costs	587,719	14,669
Repayment of debt	(367,295)	(537)
Proceeds from exercise of stock options, net of taxes	11,588	10,767
Payment of withholding tax on vesting of restricted stock units	(4,801)	(3,718)
Stock repurchases	—	(74,824)
Payments of obligations under finance leases	(38)	(54)
Net cash provided by (used in) by financing activities	227,173	(53,697)
Effect of exchange rate fluctuations on cash	(9)	540
Net increase in cash, cash equivalents and restricted cash	15,136	105,094
Cash, cash equivalents and restricted cash at the beginning of the period	233,449	212,390
Cash, cash equivalents and restricted cash at the end of the period	$248,585	$317,484

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,765	$950
Cash paid for taxes, net of refunds	7,270	(698)

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $2,312 and $3,056 as of December 31, 2021 and 2020, respectively)	$11,140	$11,596
Right of use ("ROU") assets obtained in exchange for operating lease commitments	7,379	2,693
Unpaid stock repurchases	—	2,164

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2022.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. One supplier accounted for 26.9% and 20.0% of total purchases for the three months ended December 31, 2021 and 2020, respectively, and 23.1% and 20.9% of total purchases for the six months ended December 31, 2021 and 2020, respectively. Purchases from Ablecom, and Compuware, related parties of the Company (see Note 8, "Related Party Transactions") accounted for a combined 9.4% and 7.3% of total cost of sales for the three months ended December 31, 2021 and 2020, respectively, and a combined 9.5% and 8.2% of total cost of sales for the six months ended December 31, 2021 and 2020, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three and six months ended December 31, 2021 and 2020. No customer accounted for greater than 10% of the Company's accounts receivable, net as of December 31, 2021, whereas one customer accounted for 13.5% of accounts receivable, net as of June 30, 2021.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 31, 2022. In January 2021, the FASB issued further guidance on this topic, which clarified the scope and application of the original guidance. LIBOR is used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility and E.SUN Credit Facility. The 2018 Bank of America Credit Facility was amended on June 28, 2021 which provided for a new maturity date of June 28, 2026 and fallback terms related to LIBOR replacement mechanics. As the amendment had changes not related to LIBOR replacement, optional expedients under this guidance cannot be elected. The Company is currently evaluating the overall impact of adoption of the guidance on its consolidated financial statements and disclosures.

Note 2.         Revenue

Disaggregation of Revenue

The Company disaggregates revenue by type of product and by geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue, and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Server and storage systems	$986,052	$642,711	$1,835,908	$1,260,499
Subsystems and accessories	186,367	187,595	369,241	332,057
Total	$1,172,419	$830,306	$2,205,149	$1,592,556

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2021 and 2020, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
United States	$638,207	$463,102	$1,199,155	$959,188
Asia	284,107	161,415	547,193	288,121
Europe	215,451	154,819	395,145	266,908
Other	34,654	50,970	63,656	78,339
	$1,172,419	$830,306	$2,205,149	$1,592,556

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of advance consideration received from non-cancellable non-refundable contract liabilities relating to the sale of future products. Revenue recognized during the three and six months ended December 31, 2021, which was included in the opening deferred revenue balance as of June 30, 2021 of $202.3 million, was $26.7 million and $56.7 million, respectively.

Deferred revenue increased $50.2 million as of December 31, 2021 as compared to the fiscal year ended June 30, 2021 of which $37.8 million was due to the increase in non-cancellable non-refundable advance consideration received from customers which precedes the Company's satisfaction of the associated performance obligations relating to product sales that the Company expects to fulfill in the next 12 months.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of December 31, 2021 was $252.6 million. The Company expects to recognize approximately 56% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and six months ended December 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income	$41,932	$27,674	$67,369	$54,275

Denominator:
Weighted-average shares outstanding	51,314	51,499	51,055	51,914
Effect of dilutive securities	2,197	2,084	2,159	2,091
Weighted-average diluted shares	53,511	53,584	53,213	54,005

Basic net income per common share	$0.82	$0.54	$1.32	$1.05
Diluted net income per common share	$0.78	$0.52	$1.27	$1.00

For the three and six months ended December 31, 2021 and 2020, the Company had stock options, restricted stock units ("RSUs") and performance based restricted stock units ("PRSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 419,423 and 1,040,890 for the three months ended December 31, 2021 and 2020, respectively, and 1,501,560 and 1,113,845 for the six months ended December 31, 2021 and 2020, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	December 31, 2021	June 30, 2021
Finished goods	$923,702	$761,694
Work in process	220,407	80,472
Purchased parts and raw materials	249,563	198,798
Total inventories	$1,393,672	$1,040,964

During the three and six months ended December 31, 2021, the Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $0.2 million and $3.7 million, respectively, and $2.5 million and $1.7 million for the three and six months ended December 31, 2020. respectively. The Company classifies subsystems and accessories that may be sold separately or incorporated into systems as finished goods.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Prepaid Expenses and Other Current Assets:

	December 31, 2021	June 30, 2021
Other receivables (1)	$120,085	$99,921
Prepaid income tax	13,686	12,288
Prepaid expenses	6,715	6,719
Deferred service costs	5,426	4,900
Restricted cash	251	251
Others	8,615	6,116
Total prepaid expenses and other current assets	$154,778	$130,195
__________________________
(1) Includes other receivables from contract manufacturers based on certain buy-sell arrangements of $99.5 million and $76.2 million as of December 31, 2021 and June 30, 2021, respectively.

Cash, cash equivalents and restricted cash:

	December 31, 2021	June 30, 2021
Cash and cash equivalents	$247,407	$232,266
Restricted cash included in prepaid expenses and other current assets	251	251
Restricted cash included in other assets	927	932
Total cash, cash equivalents and restricted cash	$248,585	$233,449

Property, Plant, and Equipment:

	December 31, 2021	June 30, 2021
Buildings	$143,509	$86,930
Land	84,616	76,421
Machinery and equipment	108,283	97,671
Building construction in progress (1)	303	87,438
Building and leasehold improvements	44,649	26,640
Software	23,178	22,592
Furniture and fixtures	32,602	22,843
	437,140	420,535
Accumulated depreciation and amortization	(156,858)	(145,822)
Property, plant and equipment, net	$280,282	$274,713
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California, and a new building in Taiwan.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Assets:

	December 31, 2021	June 30, 2021
Operating lease right-of-use asset	$23,622	$20,047
Deferred service costs, non-current	5,896	5,421
Prepaid expense, non-current	1,914	1,973
Investment in auction rate security	1,556	1,556
Deposits	1,243	1,669
Restricted cash, non-current	927	932
Other	1,578	528
Total other assets	$36,736	$32,126

Accrued Liabilities:

	December 31, 2021	June 30, 2021
Accrued payroll and related expenses	$45,315	$45,770
Contract manufacturing liabilities	41,049	45,319
Customer deposits	30,002	32,419
Accrued warranty costs	8,903	10,185
Accrued cooperative marketing expenses	8,459	5,652
Operating lease liability	6,431	6,322
Accrued professional fees	2,240	2,737
Other	28,612	30,446
Total accrued liabilities	$171,010	$178,850

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

During the fiscal year ended June 30, 2021, the target average closing prices for both tranches were met and the cash payment under the second tranche was made. On September 21, 2021, the Audit Committee of the Board determined and advised the Board as to its view that the Company had made adequate progress in remediating the material weaknesses in its internal control over financial reporting. On September 30, 2021, the Board considered and agreed with this assessment, but also considered the impact of accomplishments of Company employees other than Mr. Liang in achieving this adequate progress. The Board exercised its discretion under the terms of the performance bonuses to reduce the payout for the first tranche from 50% to approximately 25% of $8.1 million, for an aggregate of $2.0 million. The payout of $2.0 million was made during the quarter ended December 31, 2021.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company previously expected that the full amount of the first tranche would be paid to its Chief Executive Officer and, accordingly, recorded a liability of $3.6 million related to this tranche on its balance sheet as of June 30, 2021. In light of the Board’s action in September 2021 to reduce the amount of the first tranche payout to $2.0 million, the Company adjusted the amount of this liability on its balance sheet as of September 30, 2021 to $2.0 million and recognized a benefit of $1.6 million in its consolidated statement of operations during the quarter ended September 30, 2021. There was no expense for the three months ended December 31, 2021 and for three months ended December 31, 2020 $2.5 million expense was recognized. For the six months ended December 31, 2021 and 2020, $1.6 million and $2.6 million expense was recognized, respectively.

Other Long-term Liabilities:

	December 31, 2021	June 30, 2021
Accrued unrecognized tax benefits including related interests and penalties, non-current	$19,203	$17,841
Operating lease liability, non-current	17,625	14,539
Accrued warranty costs, non-current	2,680	2,678
Other	1,107	6,074
Total other long-term liabilities	$40,615	$41,132

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Balance, beginning of the period	$12,233	$13,727	$12,863	$12,379
Provision for warranty	6,057	7,112	12,442	15,459
Costs utilized	(6,722)	(7,453)	(13,920)	(15,060)
Change in estimated liability for pre-existing warranties	15	118	198	726
Balance, end of the period	11,583	13,504	11,583	13,504
Current portion	8,903	10,904	8,903	10,904
Non-current portion	$2,680	$2,600	$2,680	$2,600

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

The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of December 31, 2021 and June 30, 2021. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of December 31, 2021.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of December 31, 2021 and June 30, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

December 31, 2021	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$151	$—	$—	$151
Certificates of deposit (2)	—	860	—	860
Auction rate security	—	—	1,556	1,556
Total assets measured at fair value	$151	$860	$1,556	$2,567

June 30, 2021	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$151	$—	$—	$151
Certificates of deposit (2)	—	863	—	863
Auction rate security	—	—	1,556	1,556
Total assets measured at fair value	$151	$863	$1,556	$2,570

(1) $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2021 and June 30, 2021, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.3 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.4 million and $0.4 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2021 and June 30, 2021, respectively.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three and six months ended December 31, 2021, the credit losses related to the Company’s investments was not significant.

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2021 and 2020.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and six months ended December 31, 2021 and 2020.

The following is a summary of the Company’s investment in an auction rate security as of December 31, 2021 and June 30, 2021 (in thousands):

	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(194)	$1,556

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
No gain or loss was recognized in other comprehensive income for the auction rate security for the three and six months ended December 31, 2021 and 2020.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2021 and June 30, 2021, total debt of $315.9 million and $98.2 million, respectively, was reported at amortized cost. This outstanding debt was classified as Level 2 as it was not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $1.2 million and $0.1 million as of December 31, 2021 and June 30, 2021, respectively. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the three and six months ended December 31, 2021 and 2020, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three and six months ended December 31, 2021 and 2020.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of December 31, 2021 and June 30, 2021 consisted of the following (in thousands):

	December 31,	June 30,
	2021	2021
Line of credit:
Bank of America	$60,588	$—
CTBC Bank	97,000	18,000
E.SUN Bank	16,500	20,400
Total line of credit	174,088	38,400
Term loans:
CTBC Bank term loan, due August 31, 2022	$—	$25,090
CTBC Bank term loan, due June 4, 2030	40,435	34,700
CTBC Bank term loan, due December 27, 2027	3,522	—
E.SUN Bank term loan, due September 15, 2026	18,346	—
Mega Bank term loan, due September 15, 2026	43,388	—
Chang Hwa Bank term loan due October 15, 2026	36,157	—
Total term loans	141,848	59,790
Total debt	315,936	98,190
Short-term debt and current portion of long-term debt	176,904	63,490
Debt, Non-current	$139,032	$34,700

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of December 31, 2021, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $60.6 million. As of June 30, 2021, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. The interest rates under the 2018 Bank of America Credit Facility as of December 31, 2021 and June 30, 2021 were 1.50%. The balance of debt issuance costs outstanding as of December 31, 2021 and June 30, 2021 were $0.5 million. The Company has been in compliance with all the covenants under the 2018 Bank of America Credit Facility, and as of December 31, 2021, the Company's available borrowing capacity was $139.4 million, subject to the borrowing base limitation and compliance with other applicable terms.

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

As of December 31, 2021 and June 30, 2021, the amounts outstanding under the 2020 CTBC Term Loan Facility were $40.4 million and $34.7 million, respectively. The interest rates for these loans were 0.45% per annum as of December 31, 2021 and June 30, 2021. Under the 2021 CTBC Machine Loan, the amounts outstanding were $3.5 million at December 31, 2021. The interest rates for this loan was 0.65% per annum as of December 31, 2021. As of December 31, 2021, there were no outstanding borrowings under the 2021 CTBC Machine Loan.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The total outstanding borrowings under the 2021 CTBC Credit Facility term loan was denominated in NTD and remeasured into U.S. dollars of $0.0 million and $25.1 million at December 31, 2021 and June 30, 2021, respectively. The 2021 CTBC Credit Facility term loan was repaid on October 26, 2021. The interest rate for the 2021 CTBC Credit Facility term loan was 0.75% per annum as of June 30, 2021. As of December 31, 2021 and June 30, 2021, the outstanding borrowings under the 2021 CTBC Credit Facility revolving line of credit were $97.0 million and $18.0 million, respectively. The interest rates for these loans were approximately 1.00% per annum as of December 31, 2021. The interest rate was 0.98% per annum as of June 30, 2021. As of December 31, 2021, the amount available for future borrowing under the 2021 CTBC Credit Facility was $8.0 million. As of December 31, 2021, the net book value of land and building located in Bade, Taiwan, collateralizing the 2021 CTBC Credit Lines was $78.2 million. As of December 31, 2021, all financial covenants under the 2021 CTBC Credit Lines were satisfied.

E.SUN Bank

2021 E.SUN Bank Credit Facility

The Company through its Taiwan subsidiary was party to that certain General Credit Agreement, dated December 2, 2020, with E.SUN Bank (“E.SUN Bank”), which provided for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of US$30 million (the “Prior E.SUN Bank Credit Facility”). The term of the Prior E.SUN Bank Credit Facility expired on September 18, 2021.

On September 13, 2021 (the “E.SUN Bank Effective Date”), the Company through its Taiwan subsidiary entered into a new General Credit Agreement with E.SUN Bank, which replaced the Prior E.SUN Bank Credit Facility (the “2021 E.SUN Bank Credit Facility”). The 2021 E.SUN Bank Credit Facility permits borrowings of up to (i) NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) and (ii) $30.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. Other terms of the 2021 E.SUN Bank Credit Facility are substantially identical to the Prior E.SUN Bank Credit Facility. Generally, interest for base rate loans made under the 2021 E.SUN Bank Credit Facility are based upon an average interbank overnight call loan rate in the finance industry (such as LIBOR or TAIFX) plus a fixed margin, and is subject to occasional adjustment. The 2021 E.SUN Bank Credit Facility has customary default provisions permitting E.SUN Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Subsidiary has an overdue liability at another financial organization. There are various financial covenants under the 2021 E.SUN Bank Credit Facility, including current ratio, net debt ratio, and interest coverage requirements to be reviewed on a yearly basis at fiscal year end.

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the E.SUN Bank Effective Date for (i) a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) in financing for use in research and development activities (the “Term Loan”), and (ii) a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days. As of December 31, 2021, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $18.3 million and the interest rates for these loans were 0.995% per annum. As of December 31, 2021 and June 30, 2021, the amounts outstanding under the Import Loan were $16.5 million and $20.4 million, respectively. The interest rates for the quarter ended December 31, 2021 is 0.96%. The interest rate for the quarter ended June 30, 2021 ranges approximately from 1.00% to 1.29% per annum. At December 31, 2021, the amount available for future borrowing under the Import Loan was $13.5 million.

Mega Bank

Mega Bank Credit Facilities

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On September 13, 2021 (the “Mega Bank Effective Date”), the Company through its Taiwan subsidiary entered into a NTD 1,200.0 million ($43.2 million U.S. dollar equivalent) credit facility (the “Mega Bank Credit Facility”) with Mega International Commercial Bank (“Mega Bank”). The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate depends upon the amount borrowed under Mega Bank Credit Facility, and as of the Mega Bank Effective Date, ranged from 0.645% to 0.845% per annum. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown, and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable. As of December 31, 2021, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $43.4 million and the interest rates ranged is 0.65% to 0.85% per annum.

Chang Hwa Bank

Chang Hwa Bank Credit Facility

On October 5, 2021 (the “Chang Hwa Bank Effective Date”), the Company through its Taiwan subsidiary entered into a credit facility (the “Chang Hwa Bank Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”). The Chang Hwa Bank Credit Facility permits borrowings of up to NTD 1,000.0 million ($36.0 million U.S. dollar equivalent), including up to $20.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. The Chang Hwa Bank Credit Facility has customary default provisions permitting Chang Hwa Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in cross-default provisions with respect to the other Taiwan subsidiary debt obligations. Under the Chang Hwa Bank Credit Facility, Chang Hwa Bank has the right to demand collateral for debts owed. As of December 31, 2021, the total outstanding borrowings under the Chang Hwa Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $36.2 million and the interest rate is 0.8% per annum.

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

HSBC Bank

HSBC Bank Credit Facility

On January 7, 2022 (the “HSBC Bank Effective Date”), the Company through its Taiwan subsidiary entered into a General Loan, Export/Import Financing, Overdraft Facilities and Securities Agreement (the “Loan Agreement”) with the Taiwan affiliate of HSBC Bank (“HSBC Bank”). The Loan Agreement provides for borrowings in the form of loans, export/import financings, overdrafts, commercial paper guaranties, and other types of drawdown instruments. The Loan Agreement has customary default provisions permitting HSBC Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event its Taiwan subsidiary fails to make payment of sums under another agreement which permits acceleration of maturity of such indebtedness. The Company is not a guarantor of the Loan Agreement.

Terms for specific drawdown instruments issued under the Loan Agreement, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, may be set forth in Facility Letters (a “Facility Letter”) negotiated with the HSBC Bank. Under a Facility Letter entered into on the HSBC Bank Effective Date, its Taiwan subsidiary and the HSBC Bank have agreed to a $30.0 million export/seller trade facility under the Loan Agreement with a tenor of 120 days. The interest rate thereunder is based on the HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis, and principal is repayable on the due date.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Principal payments on short-term and long-term obligations are due as follows (in thousands):

Fiscal Year: Principal Payments

2022	$174,088
2023	10,551
2024	31,130
2025	34,746
2026	34,745
2027 and thereafter	30,676
Total short-term and long-term debt	$315,936

Note 7.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and six months ended December 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Operating lease expense (including expense for lease agreements with related parties of $179 and $425 for the three and six months ended December 31, 2021, respectively, and $347 and $693 for the three and six months ended December 31, 2020, respectively)	$1,983	$1,947	$4,166	$3,947
Cash payments for operating leases (including payments to related parties of $211 and $490 for the three and six months ended December 31, 2021; $347, and $693 for the three and six months ended December 31, 2020, respectively)	2,008	1,991	4,213	3,957
New operating lease assets obtained in exchange for operating lease liabilities	1,260	662	7,379	2,693

During the three and six months ended December 31, 2021 and 2020, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Variable payments expensed in the three and six months ended December 31, 2021 were $0.2 million and $0.5 million, respectively. Variable payments expensed in the three and six months ended December 31, 2020 were $0.4 million and $0.8 million, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of December 31, 2021, the weighted average remaining lease term for operating leases was 4.1 years and the weighted average discount rate was 3.0%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of December 31, 2021 were as follows (in thousands):

Fiscal Year:	Minimum lease payments
2022	$3,575
2023	6,875
2024	5,685
2025	5,537
2026	2,213
2027 and beyond	1,776
Total future lease payments	$25,661
Less: Imputed interest	(1,605)
Present value of operating lease liabilities	$24,056

As of December 31, 2021, commitments under short-term lease arrangements, and operating and financing leases that have not yet commenced were immaterial.

    The Company has entered into lease agreements with related parties. See Note 8, "Related Party Transactions," for discussion.

Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of December 31, 2021. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Charles Liang and Sara Liu do not own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 88.3% and 91.6% of the chassis included in the products sold by the Company during the three months ended December 31, 2021 and 2020, respectively, and 90.3% and 92.6% of the chassis included in the products sold by the Company during the six months ended December 2021 and 2020, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Ablecom were $49.4 million and $40.2 million at December 31, 2021 and June 30, 2021, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding purchase orders from the Company to Compuware were $50.9 million and $71.0 million at December 31, 2021 and June 30, 2021, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

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
The Company recorded a deferred gain related to the contribution of certain technology rights. As of December 31, 2021 and June 30, 2021, the Company had unamortized deferred gain balance of $0 million and $1.0 million, respectively, in accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of the third-party parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of December 31, 2021. No impairment charge was recorded for the three and six months ended December 31, 2021 and 2020, respectively.
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

The Company had the following balances related to transactions with its related parties as of December 31, 2021 and June 30, 2021 (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	December 31, 2021	June 30, 2021	December 31, 2021	June 30, 2021	December 31, 2021	June 30, 2021	December 31, 2021	June 30, 2021	December 31, 2021	June 30, 2021

Accounts receivable	$1	$2	$264	$198	$34,267	$8,478	$—	$—	$34,532	$8,678
Other receivable (1)	$4,933	$5,575	$29,847	$18,173	$—	$—	$222	$89	$35,002	$23,837
Accounts payable	$41,725	$38,152	$54,311	$31,944	$—	$—	$—	$—	$96,036	$70,096
Accrued liabilities (2)	$2,829	$3,042	$17,200	$14,486	$—	$1,000	$—	$—	$20,029	$18,528

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company's results from transactions with its related parties for each of the three months ended December 31, 2021 and 2020, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

Net sales	$3	$(31)	$3,302	$5,572	$38,311	$13,165	$—	$—	$41,616	$18,706
Purchases - inventory	$47,520	$21,818	$46,821	$29,017	$—	$—	$2,387	$697	$96,728	$51,532
Purchases - other miscellaneous items	$2,867	$2,762	$347	$626	$—	$—	$—	$—	$3,214	$3,388

The Company's results from transactions with its related parties for each of the six months ended December 31, 2021 and 2020, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

Net sales	$10	$(27)	$19,004	$18,871	$53,524	$19,577	$—	$—	$72,538	$38,421
Purchases - inventory	$98,309	$45,689	$82,050	$63,215	$—	$—	$4,056	$1,488	$184,415	$110,392
Purchases - other miscellaneous items	$4,983	$5,480	$686	$960	$—	$—	$—	$—	$5,669	$6,440

The Company’s cash flow impact from transactions with its related parties for each of the six months ended December 31, 2021 and 2020, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

Changes in accounts receivable	1	$(29)	$(66)	$311	$(25,789)	$(6,586)	$—	$—	$(25,854)	$(6,304)
Changes in other receivable	$641	$308	$(11,673)	$7,246	$—	$—	$(133)	$75	$(11,165)	$7,629
Changes in accounts payable	$3,573	$(13,921)	$22,367	$(10,191)	$—	$—	$—	$—	$25,940	$(24,112)
Changes in accrued liabilities	$(212)	$867	$2,713	$(5,734)	$(1,000)	$—	$—	$—	$1,501	$(4,867)
Changes in other long-term liabilities	$—	$(513)	$—	$(158)	$—	$(1,000)	$—	$—	$—	$(1,671)
Purchases of property, plant and equipment	$1,678	$2,968	$92	$90	$—	$—	$—	$—	$1,770	$3,058
Unpaid property, plant and equipment	$2,312	$2,976	$—	80	$—	$—	$—	$—	$2,312	$3,056

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Tripartite Agreement

On November 8, 2021, Super Micro Computer Inc., Taiwan (the “Subsidiary”), a Taiwan corporation and wholly-owned subsidiary of the Company, entered into a Tripartite Agreement (the “Agreement”) with Ablecom and Compuware related to a three-way purchase of land.

Pursuant to the Agreement, the Subsidiary will participate in purchasing 33.33% of the 137,225.97 square meters (approximately 34 acres) of land Ablecom has agreed to acquire from third-party landowners in proximity to the Company’s campus in Bade, Taiwan. Compuware will acquire 17.21% of such land and Ablecom will retain the remaining 49.46% of the land. Under the Agreement, fees and costs related to such land purchase would be borne by the parties according to their proportionate share of the land purchased. The Company intends to fund its proportionate share of the land purchased under the Agreement which is estimated to be approximately NTD789 million (or approximately US$28.3 million) from either available cash and/or borrowings under loan agreements the Subsidiary has in Taiwan. Amounts payable related to the purchase of the land are due in three installments based upon the achievement of specified milestones. The transaction is subject to various customary conditions precedent, including the receipt of government approvals, the discharge of mortgages and leases on the land, and the completion of due diligence. As of December 31, 2021, due diligence and discussions with government officials are continuing, and no installment payments have been made with respect to the transaction. If the transaction does not close within 12 months, Ablecom may offer the land to other parties.

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

As of December 31, 2021, the Company had 2,142,683 authorized shares available for future issuance under the 2020 Plan.

Common Stock Repurchase

On January 29, 2021, a duly authorized subcommittee of the Board of Directors approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program is effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased. The Company had $150.0 million of remaining availability under the share repurchase program as of December 31, 2021. There were no shares repurchased under the share repurchase program during the three and six months ended December 31, 2021.

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

The fair value of stock option grants for the three and six months ended December 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Risk-free interest rate	0.81%	0.45%	0.81% - 0.45%	0.27% - 0.45%
Expected term	6.09 years	5.98 years	6.09 years	5.98 years
Dividend yield	—%	—%	—%	—%
Volatility	49.69%	50.34%	49.69% - 49.71%	50.34% - 50.43%
Weighted-average fair value	$17.94	$11.13	$17.59	$13.14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Cost of sales	$471	$407	$918	$910
Research and development	4,103	3,339	7,983	7,041
Sales and marketing	496	497	1,013	1,014
General and administrative	4,106	2,210	6,277	4,658
Stock-based compensation expense before taxes	9,176	6,453	16,191	13,623
Income tax impact	(2,310)	(1,732)	(4,198)	(3,687)
Stock-based compensation expense, net	$6,866	$4,721	$11,993	$9,936

As of December 31, 2021, $9.4 million of unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 3.71 years, $53.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.77 years and unrecognized compensation cost of $0.1 million related to unvested PRSUs was recognized during the quarter ended December 31, 2021. Additionally, as described below, $6.7 million of unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 5.0 years.

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

The achievement status of the operational and stock price milestones as of December 31, 2021 was as follows:

Annualized Revenue Milestone	Achievement Status	Stock Price Milestone	Achievement Status
(in billions)
$4.0	Achieved (1)	$45	Not met
$4.8	Probable	$60	Not met
$5.8	Probable	$75	Not met
$6.8	Probable	$95	Not met
$8.0	Improbable	$120	Not met

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(1)The Company has presented this revenue goal as having been “Achieved”, as its reported revenues for the four quarters ended December 31, 2021 were $4.17 billion. Under the terms of the agreement governing this award, the Compensation Committee must certify that the goal has been achieved after the Company files this Quarterly Report on Form 10-Q before the goal will be deemed achieved under that agreement. The Company expects the Compensation Committee to so certify shortly after the filing date of this report and the Company does not intend to file a Current Report on Form 8-K following such certification.

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

During the three and six months ended December 31, 2021, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $2.9 million and $3.8 million, respectively. No compensation expense related to the 2021 CEO Performance Stock Option was recognized during the three and six months ended December 31, 2020. As of December 31, 2021 and June 30, 2021, the Company had $6.7 million and $10.5 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option. The unrecognized compensation cost as of December 31, 2021 is expected to be recognized over a period of five years.

The following table summarizes stock option activity during the six months ended December 31, 2021 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2021	5,175,554	$26.17
Granted	193,620	$36.89
Exercised	(669,403)	$17.84
Forfeited/Cancelled	(85,000)	$29.84
Balance as of December 31, 2021	4,614,771	$27.82	5.49
Options vested and exercisable at December 31, 2021	2,876,247	$21.10	3.41

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In March 2020, the Compensation Committee granted a PRSU award to one of the Company's senior executives. The award vests in two tranches and includes service and performance conditions. Each tranche has 15,000 RSUs that vest in May 2021 and November 2021 based on service conditions only. Additional units can be earned based on revenue growth percentage in fiscal year 2020 compared to fiscal year 2019, which units would vest in May 2021, and based on revenue growth percentage in fiscal year 2021 compared to fiscal year 2020, which units have vested in November 2021. No additional units were earned for fiscal year 2020 as revenue decreased from fiscal year 2019. An additional 2,939 units were earned for fiscal year 2021 that vested on November 10, 2021.

The following table summarizes RSU and PRSU activity during the six months ended December 31, 2021 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2021	1,854,956	$26.79	15,000	$34.27
Granted	641,195	$36.81	2,939	$34.27
Released	(355,657)	$22.19	(17,939)	$34.27
Forfeited	(185,036)	$28.49	—	$—
Balance as of December 31, 2021	1,955,458	$30.69	—	$—

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Income Taxes

The Company recorded a provision for income taxes of $7.6 million and $10.9 million for the three and six months ended December 31, 2021, respectively, and $5.1 million and $8.8 million for the three and six months ended December 31, 2020, respectively. The effective tax rate was 15.4% and 14.1% for the three and six months ended December 31, 2021, respectively, and 14.9% and 13.9% for the three and six months ended December 31, 2020, respectively. The effective tax rate for the three and six months ended December 31, 2021 is higher than that for the three and six months ended December 31, 2020, primarily due to a decrease in the deduction from foreign-derived intangible income and an increase in certain non-deductible expenses.

As of December 31, 2021, the Company had gross unrecognized tax benefits of $45.1 million, of which, $28.4 million, if recognized, would affect the Company's effective tax rate. During the six months ended December 31, 2021, there was a $4.4 million increase in gross unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2021, the Company had accrued $2.9 million of interest and penalties relating to unrecognized tax benefits.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2018 through 2021. Various states statutes of limitations remain open in general for tax years ended June 30, 2017 through 2021. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2016 through 2021. It is reasonably possible that the Company's gross unrecognized tax benefits will decrease by approximately $1.0 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact the Company's effective tax rate, and would be recognized as additional tax benefits.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 15, 2020, the Company filed a motion to dismiss the further amended complaint, the hearing for which was calendared for September 23, 2020; however, the Court held a conference on September 15 to discuss how the Court could efficiently address the recent SEC settlement agreement. The parties stipulated to allow plaintiffs to further amend the complaint solely to add allegations relating to the SEC settlement. On October 14, 2020, plaintiffs filed a Fourth Amended Complaint. On October 28, 2020, defendants filed a supplemental motion to dismiss. On March 29, 2021, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs’ claims under Sections 10(b) and 20 of the Exchange Act were dismissed with prejudice as against the Company’s former head of Investor Relations, Perry Hayes. Plaintiffs’ Section 10(b) claim, but not the Section 20 claim, was likewise dismissed as to Wally Liaw, a founder, former director, and former SVP of International Sales. The Court denied the motions to dismiss the Section 10(b) and Section 20 claims against the Company, Charles Liang, and Howard Hideshima, the Company’s former CFO. Discovery has commenced, and the Court has calendared a hearing on class certification for April 21, 2022. The Company intends to defend the lawsuit vigorously.

On October 27, 2020, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara (the “Court”), captioned Barry v. Liang, et al., 20-CV-372190. The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, and unjust enrichment arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. Defendants filed demurrers, which were set for hearing on August 4, 2021, but which were continued to September 15, 2021. Following this continuance, on July 21, 2021, Plaintiffs' counsel filed an amended complaint in lieu of responding to the demurrer. The amended complaint added no new claims; primarily, the amendment added allegations describing the March 29, 2021 motion to dismiss decision in the Hessefort class action. Defendants demurred to the amended complaint on August 24, 2021, and the Court has continued the hearing to March 23, 2022. The case is otherwise currently stayed. The Company intends to defend the lawsuit vigorously.

On May 5, 2021, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Stein v. Liang, et al., Case No. 3:21-cv-03357-KAW (the “Stein Derivative Action”). The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. The plaintiff seeks unspecified compensatory damages and other equitable relief. Defendants filed motions to dismiss the complaint on August 6, 2021. Rather than oppose defendants’ motions, plaintiff informed defendants that plaintiff was prepared to dismiss his action with prejudice. On September 29, 2021, the parties submitted a stipulation for dismissal with prejudice as to the named plaintiff to the Court for its approval. On December 16, 2021, the Court issued an order for the parties to submit within 30 days a plan of notice of dismissal for the Court’s approval. The Company provided notice as required by the Court on December 21, 2021. The Court order notes that, if no shareholder seeks to intervene during the 45-day notice period ending on February 4, 2022, plaintiff may file an administrative motion requesting that the Court dismiss the lawsuit with prejudice.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

SEC Matter— The Company cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by Company management, which irregularities were disclosed on August 31, 2015, and the Company cooperated with the SEC in its further investigation of the matters underlying the Company’s inability to timely file its Form 10-K for the fiscal year ended June 30, 2017 and concerning the publication of a false and widely discredited news article in October 2018 concerning the Company’s products. On August 25, 2020, to fully resolve all matters under investigation, the Company consented to entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (“Order”), as announced by the SEC. The Company admitted the SEC’s jurisdiction over the Company and the subject matter of the proceedings, but otherwise neither admitted nor denied the SEC’s findings, as described in the Order. The Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13 thereunder. The Company agreed and paid a civil money penalty of $17,500,000 during the three months ended September 30, 2020, which was recorded to general and administrative expense in the Company's condensed consolidated statement of operations in the first quarter of fiscal 2021. In addition, the Company’s Chief Executive Officer concluded a settlement with the SEC on August 25, 2020, as announced by the SEC. The Company’s Chief Executive Officer paid the Company the sum of $2,122,000 as reimbursement of profits from certain stock sales during the relevant period, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. The settlement amount was paid during the first quarter of fiscal 2021 and the Company recorded the payment as a credit to general and administrative expense in the first quarter of fiscal 2021.

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of December 31, 2021 and any prior periods.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of December 31, 2021, these remaining noncancelable commitments were $816.0 million, including $100.3 million for related parties.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following is a summary of property, plant and equipment, net (in thousands):

	December 31,	June 30,
	2021	2021
Long-lived assets:
United States	$174,213	$180,143
Asia	103,268	91,640
Europe	2,801	2,930
	$280,282	$274,713

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

We commenced operations in 1993 and have been profitable every year since inception. Our net income for the three months ended December 31, 2021 increased to $41.9 million from $27.7 million for the corresponding period in the prior year. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of Intel Corporation, NVIDIA Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc., Broadcom Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

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

We quickly transitioned certain of our indirect labor forces to work from home at the earlier phase of the pandemic and continued to operate our local assembly in Taiwan and, after an initial period of disruption, in the United States and Europe. We operate in the critical industry of IT infrastructure and we assessed our customer base to identify priority customers who operate in critical industries. We continued to see ongoing demand and do not have significant direct exposure to industries which have been impacted the greatest. As time passes, we may discover greater indirect exposure to distressed industries through our channel partners and OEM customers.

We have actively managed our supply chain for potential shortage risk by building inventories of critical components required for our motherboards and other system printed circuit boards in response to the early outbreak of COVID-19 in China. Since that time, we have continued to add to our inventories of key components such as CPUs, memory, SSDs and GPUs to support our ability to fulfill customer orders.

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

We monitor the credit profile and payment history of our customers to evaluate risk in specific industries or geographic areas where cash flow may be disrupted. While we believe that we are adequately capitalized, we actively manage our liquidity needs. In June 2021, we negotiated an extension of our credit facility with Bank of America to extend the maturity date to June 2026. In July 2021, we replaced our prior credit facility and term loan facility with CTBC Bank, with a new facility for omnibus credit lines. In September 2021, we replaced our prior credit facility with E.SUN Bank, with new credit facility and term facility. In September 2021, we entered into a term loan facility with Mega Bank which will be used to support our manufacturing activities (such as purchase of materials and components) and provide medium-term working capital. In October 2021, we entered into a credit facility with Chang Hwa Bank and in January 2022 we entered into a loan agreement with HSBC Bank which will both be used to support the growth of our Taiwan business. See “- Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources.”

Our management team is focused on guiding our company through the ongoing challenges presented by COVID-19, including the recent emergence of the omicron variant. There are positive signs with vaccine availability and the rollout of boosters; however, with the omicron variant and the possibility of the emergence of other new virus strains and vaccine supply constraints, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations within the next 12 months.

Financial Highlights

The following is a summary of our financial highlights of the second quarter of fiscal year 2022:

•Net sales increased by 41.2% in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.

•Gross margin decreased to 14.0% in the three months ended December 31, 2021 from 16.4% in the three months ended December 31, 2020.

•Operating expenses increased by 14.1% as compared to the three months ended December 31, 2020, and were equal to 9.6% and 11.9% of net sales in the three months ended December 31, 2021 and 2020, respectively.

•Effective tax rate increased to 15.4% in the three months ended December 31, 2021 from 14.9% in the three months ended December 30, 2020.

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

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0%	83.6%	86.3%	83.3%
Gross profit	14.0%	16.4%	13.7%	16.7%
Operating expenses:
Research and development	5.6%	6.4%	5.9%	6.8%
Sales and marketing	1.9%	2.5%	2.0%	2.6%
General and administrative	2.2%	3.0%	2.2%	3.1%
Total operating expenses	9.6%	11.9%	10.1%	12.4%
Income from operations	4.4%	4.5%	3.6%	4.3%
Other (expense) income, net	(0.1)%	(0.3)%	—%	(0.2)%
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before income tax provision	4.2%	4.1%	3.5%	4.0%
Income tax provision	(0.6)%	(0.6)%	(0.5)%	(0.6)%
Share of income (loss) from equity investee, net of taxes	—%	(0.2)%	—%	—%
Net income	3.6%	3.3%	3.1%	3.4%

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

The following table presents net sales by product type for the three and six months ended December 31, 2021 and 2020 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
Server and storage systems	$986.1	$642.7	$343.4	53.4%	$1,835.9	$1,260.5	$575.4	45.6%
Percentage of total net sales	84.1%	77.4%			83.3%	79.1%
Subsystems and accessories	$186.4	$187.6	$(1.2)	(0.6)%	$369.2	$332.1	$37.1	11.2%
Percentage of total net sales	15.9%	22.6%			16.7%	20.9%
Total net sales	$1,172.4	$830.3	$342.1	41.2%	$2,205.2	$1,592.6	$612.6	38.5%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended December 31, 2021 and 2020

The period-over-period increase in net sales of our server and storage systems was due to a 30.7% increase in the number of units of compute nodes sold and a 19.5% increase in the average selling price. The increase in the number of units of compute nodes shipped was primarily due to more systems shipments compared to the same period last year.
The period-over-period increase in net sales of our subsystems and accessories is primarily due to an increase in the average selling price by 23.1% offset by a decrease in the number of units sold by 19.3%, driven by product mix.

Comparison of Six Months Ended December 31, 2021 and 2020

The period-over-period increase in net sales of our server and storage systems was due to a 28.2% increase in the number of units of compute nodes sold and a 15.8% increase in the average selling price. The increase in the number of units of compute nodes shipped was primarily due to more systems shipments compared to the same period last year.
The period-over-period increase in net sales of our subsystems and accessories is primarily due to an increase in the average selling price by 23.1% due to favorable change in product mix offset by a decrease in the number of units sold by 9.7%.

The following table presents net sales by geographic region for the three and six months ended December 31, 2021 and 2020 (dollars in millions):

	Three Months Ended December 31,		Change	Change	Six Months Ended December 31,		Change	Change
	2021	2020	$	%	2021	2020	$	%
United States	$638.2	$463.1	$175.1	37.8%	$1,199.2	$959.2	$240.0	25.0%
Percentage of total net sales	54.4%	55.8%			54.4%	60.2%
Asia	$284.1	$161.4	$122.7	76.0%	$547.2	$288.1	$259.1	89.9%
Percentage of total net sales	24.2%	19.4%			24.8%	18.1%
Europe	$215.5	$154.8	$60.7	39.2%	$395.1	$266.9	$128.2	48.0%
Percentage of total net sales	18.4%	18.6%			17.9%	16.8%
Others	$34.7	$51.0	$(16.3)	(32.0)%	$63.7	$78.4	$(14.7)	(18.8)%
Percentage of total net sales	3.0%	6.1%			2.9%	4.9%
Total net sales	$1,172.4	$830.3			$2,205.1	$1,592.6

Comparison of Three Months Ended December 31, 2021 and 2020

The period-over-period increase in net sales in the United States was primarily due to higher sales driven by higher server and storage systems unit volume combined with higher average selling price. The period-over-period increase in net sales in Asia was due primarily to increased sales in China, and Korea offset by decrease in sales in Taiwan. The increase of net sales in Europe was primarily due to higher sales in Netherlands, Germany, Russia, and the United Kingdom. The period-over-period decrease in net sales in other countries was primarily due to decrease in sales in Saudi Arabia, South Africa, Mexico and Australia.

Comparison of Six Months Ended December 31, 2021 and 2020

The period-over-period increase in net sales in the United States was primarily due to higher sales driven by higher server and storage systems unit volume combined with higher average selling price. The period-over-period increase in net sales in Asia was due primarily to increased sales in China, Taiwan, Japan, Korea and Singapore. The period-over-period increase of net sales in Europe was primarily due to higher sales in Germany, the United Kingdom, the Netherlands and Russia, partially offset by lower sales in France. The period-over-period decrease in net sales in other countries was primarily due to lower sales in Canada, Brazil, Mexico, Saudi Arabia, and South Africa, partially offset by increased sales in Israel and U.A.E.

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

Cost of sales and gross margin for the three months ended December 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of sales	$1,008.7	$694.2	$314.5	45.3%	$1,903.3	$1,326.5	$576.8	43.5%
Gross profit	$163.7	$136.1	$27.6	20.3%	$301.9	$266.0	$35.9	13.5%
Gross margin	14.0%	16.4%		(2.4)%	13.7%	16.7%		(3.0)%

Comparison of Three Months Ended December 31, 2021 and 2020

The period-over-period increase in cost of sales was primarily attributed to an increase of $284.7 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $19.3 million increase in freight costs, a $9.8 million increase due to lower cost recovery of cost paid in prior periods, an increase of $2.5 million in overhead costs, offset by a decrease of $2.5 million in excess and obsolete inventory charges.

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

Comparison of Six Months Ended December 31, 2021 and 2020

The period-over-period increase in cost of sales was primarily attributed to an increase of $519.4 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $34.3 million increase in freight charges, a $19.8 million increase due to lower cost recovery of cost paid in prior periods, an increase of $1.8 million in excess and obsolete inventory charges, offset by a decrease of $2.1 million in overhead costs.

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

Operating expenses for the three and six months ended December 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
Research and development	$65.5	$52.7	$12.8	24.3%	$130.6	$107.5	$23.1	21.5%
Percentage of total net sales	5.6%	6.4%			5.9%	6.8%
Sales and marketing	$22.0	$20.7	$1.3	6.3%	$43.6	$41.0	$2.6	6.3%
Percentage of total net sales	1.9%	2.5%			2.0%	2.6%
General and administrative	$25.3	$25.3	$—	—%	$47.5	$49.6	$(2.1)	(4.2)%
Percentage of total net sales	2.2%	3.0%			2.2%	3.1%
Total operating expenses	$112.7	$98.7	$14.0	14.2%	$221.7	$198.2	$23.5	11.9%
Percentage of total net sales	9.6%	11.9%			10.1%	12.4%

Comparison of Three Months Ended December 31, 2021 and 2020

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to a $7.8 million increase in personnel expenses due to merit increases and higher headcount, $2.8 million lower non-recurring engineering ("'NRE") payments from certain suppliers and customers towards our development efforts and a $1.5 million increase in product development costs.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to a $1.4 million increase in personnel expenses.

General and administrative expenses. The period-over-period change in general and administrative expenses was primarily due to an increase of $0.6 million in outside services offset by a $0.6 million decrease in compensation expenses.

Comparison of Six Months Ended December 31, 2021 and 2020

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to a $15.8 million increase in personnel expenses due to merit increases and higher headcount, $3.7 million lower NRE payments from certain suppliers and customers towards our development efforts and a $2.3 million increase in product development costs.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to a $3.4 million increase in personnel expenses, offset by a decrease in advertising and other expenses.

General and administrative expenses. The period-over-period decrease in general and administrative expenses was primarily due to a decrease of $1.0 million in professional fees driven by lower expenses incurred to investigate, assess and remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements and a $1.1 million decrease in compensation expenses and other expenses.

Interest and Other Expense, Net

Other expense, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit and increased due to higher debt outstanding.

Interest and other income (expense), net for the three and six months ended December 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
Other expense, net	$(0.6)	$(2.5)	$1.9	(76.0)%	$(0.6)	$(3.4)	$2.8	(82.4)%
Interest expense	$(1.2)	$(0.6)	$(0.6)	100.0%	$(2.0)	$(1.2)	$(0.8)	66.7%
Interest and other expense, net	$(1.7)	$(3.1)	$1.4	(45.2)%	$(2.5)	$(4.6)	$2.1	(45.7)%

Comparison of Three Months Ended December 31, 2021 and 2020

The change of $1.9 million in other expense, net was primarily attributable to a decrease in foreign exchange loss due to foreign currency fluctuations.

Comparison of Six Months Ended December 31, 2021 and 2020

The change of $2.8 million in other expense, net was attributable to a decrease in foreign exchange loss due to foreign currency fluctuations.

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

Provision for income taxes and effective tax rates for the three and six months ended December 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
Income tax provision	$7.6	$5.1	$2.5	49.0%	$10.9	$8.8	$2.1	23.9%
Percentage of total net sales	0.6%	0.6%			0.5%	0.6%
Effective tax rate	15.4%	14.9%			14.1%	13.9%

Comparison of Three Months Ended December 31, 2021 and 2020

The income tax provision and effective tax rate for the three months ended December 31, 2021 is higher than that for the three months ended December 31, 2020, primarily due to a decrease in the deduction from foreign-derived intangible income and an increase in certain non-deductible expenses.

Comparison of Six Months Ended December 31, 2021 and 2020

The income tax provision and effective tax rate for the six months ended December 31, 2021 is higher than that for the six months ended December 31, 2020, primarily due to a decrease in the deduction from foreign-derived intangible income and an increase in certain non-deductible expenses.

Share of Income from Equity Investee, Net of Taxes

Share of income from equity investee, net of taxes represents the Company’s share of income from the Corporate Venture in which the Company has 30% ownership.

Share of income from equity investee, net of taxes for the three and six months ended December 31, 2021 and 2020 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
Share of income (loss) from equity investee, net of taxes	$0.2	$(1.5)	$1.7	(113.3)%	$0.6	$(0.1)	$0.7	—%
Percentage of total net sales	—%	(0.2)%			—%	—%

Comparison of Three Months Ended December 31, 2021 and 2020

The period-over-period increase of $1.7 million in share of income from equity investee, net of taxes was primarily due to more net income recognized by the Corporate Venture.

Comparison of Six Months Ended December 31, 2021 and 2020

The period-over-period increase of $0.7 million in share of income from equity investee, net of taxes was primarily due to more net income recognized by the Corporate Venture.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as an increase in the need for working capital due to longer supply chain manufacturing and delivery times. Our cash and cash equivalents were $247.4 million and $232.3 million as of December 31, 2021 and June 30, 2021, respectively. Our cash in foreign locations was $156.5 million and $152.6 million as of December 31, 2021 and June 30, 2021, respectively.
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

On January 29, 2021, a duly authorized subcommittee of the Board of Directors approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program is effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased. The Company had $150.0 million of remaining availability under the share repurchase program as of December 31, 2021.

Our key cash flow metrics were as follows (dollars in millions):

	Six Months Ended December 31,		Change
	2021	2020
Net cash provided by (used in) operating activities	$(187.7)	$183.8	$(371.5)
Net cash used in investing activities	$(24.3)	$(25.6)	$1.3
Net cash provided by (used in) financing activities	$227.2	$(53.7)	$280.9
Net increase in cash, cash equivalents and restricted cash	$15.1	$105.1	$(90.0)

Operating Activities

Net cash provided by operating activities decreased by $371.5 million for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020. The decrease was primarily due to an increase in net cash required for net working capital of $388.2 million to meet customer demand, support expected business growth and mitigate supply chain risk due to the COVID-19 pandemic environment and $5.6 million decrease in unrealized gain and loss. These decreases are partially offset by increase in net income of $13.1 million.

Investing Activities

Net cash used in investing activities decreased by $1.2 million for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020 as we continued to invest in expanding our manufacturing capacity and office space, including the expansion of our Green Computing Park in San Jose and Bade manufacturing facility in Taiwan.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2021 was $227.2 million while net cash used by financing activities for the six months ended December 31, 2020 was $53.7 million. The change in cash flows from financing activities was primarily due to an increase of $206.3 million in proceeds from borrowings net of repayment, offset by a $74.8 million decrease in stock repurchases.

Other Factors Affecting Liquidity and Capital Resources

Bank of America

2018 Bank of America Credit Facility

In April 2018, the we entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On June 28, 2021, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 28, 2026, reduce the size of the facility from $250.0 million to $200.0 million, increase the maximum amount that we can request the facility be increased from $100.0 million to $150.0 million, and update provisions relating to erroneous payments and LIBOR replacement mechanics. In addition, the amendment reduced both the unused line fee from 0.375% per annum to 0.2% or 0.3% per annum (depending upon amount drawn under the facility) and the interest rate applicable to the facility from LIBOR plus 2.00% or 3.00% per annum (depending upon amount drawn under the facility) to LIBOR plus 1.375% or 1.625% per annum. The amendment was accounted for as a modification and the impact was immaterial to the consolidated financial statements. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. Under the terms of the 2018 Bank of America Credit Facility, we are not permitted to pay any dividends. The 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us and its subsidiaries and contains a financial covenant, which requires us to maintain a certain fixed charge coverage ratio, for each twelve-month period while in a Trigger Period, as defined in the agreement, is in effect.

As of December 31, 2021, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $60.6 million. As of June 30, 2021, we had no outstanding borrowings under the 2018 Bank of America Credit Facility. The interest rates under the 2018 Bank of America Credit Facility as of December 31, 2021 and June 30, 2021 were 1.50%. The balance of debt issuance costs outstanding as of December 31, 2021 and June 30, 2021 were $0.5 million. We have been in compliance with all the covenants under the 2018 Bank of America Credit Facility, and as of December 31, 2021, our available borrowing capacity was $139.4 million, subject to the borrowing base limitation and compliance with other applicable terms.

CTBC Bank

2021 CTBC Credit Lines

We through our Taiwan subsidiary was party to (i) that certain credit agreement, dated May 6, 2020, with CTBC Bank Co., Ltd. (“CTBC Bank”), which provided for a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to obtain up to NTD 1,200.0 million ($40.7 million U.S. dollar equivalent) and (ii) that certain credit agreement, dated August 24, 2020, with CTBC Bank (the “CTBC Credit Facility”), which provided for total borrowings of up to $50.0 million (collectively, the “Prior CTBC Credit Lines”).

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

As of December 31, 2021 and June 30, 2021, the amounts outstanding under the 2020 CTBC Term Loan Facility were $40.4 million and $34.7 million, respectively. The interest rates for these loans were 0.45% per annum as of December 31, 2021 and June 30, 2021. Under the 2021 CTBC Machine Loan, the amounts outstanding were $3.5 million at December 31, 2021. The interest rates for this loan was 0.65% per annum as of December 31, 2021. As of June 30, 2021, there were no outstanding borrowings under the 2021 CTBC Machine Loan.

The total outstanding borrowings under the 2021 CTBC Credit Facility term loan was denominated in NTD and remeasured into U.S. dollars of $0.0 million and $25.1 million at December 31, 2021 and June 30, 2021, respectively. The 2021 CTBC Credit Facility term loan was repaid on October 26, 2021. The interest rate for the 2021 CTBC Credit Facility term loan was 0.75% per annum as of June 30, 2021. As of December 31, 2021, and June 30, 2021, the outstanding borrowings under the 2021 CTBC Credit Facility revolving line of credit were $97.0 million and $18.0 million, respectively. The interest rates for these loans were approximately 1.00% per annum as of December 31, 2021. The interest rate was 0.98% per annum as of June 30, 2021. As of December 31, 2021, the amount available for future borrowing under the 2021 CTBC Credit Facility was $8.0 million. As of December 31, 2021, the net book value of land and building located in Bade, Taiwan, collateralizing the 2021 CTBC Credit Lines was $78.2 million. As of December 31, 2021, all financial covenants under the 2021 CTBC Credit Lines were satisfied.

E.SUN Bank

2021 E.SUN Bank Credit Facility

We through our Taiwan subsidiary was party to that certain General Credit Agreement, dated December 2, 2020, with E.SUN Bank (“E.SUN Bank”), which provided for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of $30 million (the “Prior E.SUN Bank Credit Facility”). The term of the Prior E.SUN Bank Credit Facility expired September 18, 2021.

On September 13, 2021 (the “E.SUN Bank Effective Date”), we through our Taiwan subsidiary entered into a new General Credit Agreement with E.SUN Bank, which replaced the Prior E.SUN Bank Credit Facility (the “2021 E.SUN Bank Credit Facility”). The 2021 E.SUN Bank Credit Facility permits borrowings of up to (i) NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) and (ii) $30.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. Other terms of the 2021 E.SUN Bank Credit Facility are substantially identical to the Prior E.SUN Bank Credit Facility. Generally, interest for base rate loans made under the 2021 E.SUN Bank Credit Facility are based upon an average interbank overnight call loan rate in the finance industry (such as LIBOR or TAIFX) plus a fixed margin, and is subject to occasional adjustment. The 2021 E.SUN Bank Credit Facility has customary default provisions permitting E.SUN Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Subsidiary has an overdue liability at another financial organization. There are various financial covenants under the 2021 E.SUN Bank Credit Facility, including current ratio, net debt ratio, and interest coverage requirements which are reviewed on a yearly basis at fiscal year end.

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the E.SUN Bank Effective Date for (i) a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) in financing for use in research and development activities (the “Term Loan”), and (ii) a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days. As of December 31, 2021, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $18.3 million and the interest rates for these loans were 0.995% per annum. As of December 31, 2021, and June 30, 2021, the amounts outstanding under the Import Loan were $16.5 million and $20.4 million, respectively. The interest rates for these loans as of December 31, 2021 was approximately 0.96%. The interest rates as of June 30, 2021 ranges from 1.00% to 1.29%. At December 31, 2021, the amount available for future borrowing under the Import Loan was $13.5 million.

Mega Bank

Mega Bank Credit Facilities

On September 13, 2021 (the “Mega Bank Effective Date”), we through our Taiwan subsidiary entered into a NTD 1,200.0 million ($43.2 million U.S. dollar equivalent) credit facility (the “Mega Bank Credit Facility”) with Mega International Commercial Bank (“Mega Bank”). The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate depends upon the amount borrowed under Mega Bank Credit Facility, and as of the Mega Bank Effective Date, ranged from 0.645% to 0.845% per annum. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown, and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable. As of December 31, 2021, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $43.4 million and the interest rates ranged is 0.65% to 0.85% per annum.

Chang Hwa Bank

Chang Hwa Bank Credit Facility

On October 5, 2021 (the “Chang Hwa Bank Effective Date”), we through our Taiwan subsidiary entered into a credit facility (the “Chang Hwa Bank Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”). The Chang Hwa Bank Credit Facility permits borrowings of up to NTD 1,000.0 million ($36.0 million U.S. dollar equivalent), including up to $20.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. The Chang Hwa Bank Credit Facility has customary default provisions permitting the Chang Hwa Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in cross-default provisions with respect to the other Taiwan subsidiary debt obligations. Under the Chang Hwa Bank Credit Facility, Chang Hwa Bank has the right to demand collateral for debts owed. As of December 31, 2021, the total outstanding borrowings under the Chang Hwa Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $36.2 million and the interest rate was 0.8% per annum.

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

HSBC Bank

HSBC Bank Credit Facility

On January 7, 2022 (the “HSBC Bank Effective Date”), we through our Taiwan subsidiary entered into a General Loan, Export/Import Financing, Overdraft Facilities and Securities Agreement (the “Loan Agreement”) with the Taiwan affiliate of HSBC Bank (“HSBC Bank”). The Loan Agreement provides for borrowings in the form of loans, export/import financings, overdrafts, commercial paper guaranties, and other types of drawdown instruments. The Loan Agreement has customary default provisions permitting HSBC Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Taiwan subsidiary fails to make payment of sums under another agreement which permits acceleration of maturity of such indebtedness. We are not a guarantor of the Loan Agreement.

Terms for specific drawdown instruments issued under the Loan Agreement, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, may be set forth in Facility Letters (a “Facility Letter”) negotiated with the HSBC Bank. Under a Facility Letter entered into on the HSBC Bank Effective Date, our Taiwan subsidiary and HSBC Bank have agreed to a $30.0 million export/seller trade facility under the Loan Agreement with a tenor of 120 days. The interest rate thereunder is based on the HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis, and principal is repayable on the due date.

Refer to Part I, Item 1, Note 6, “Short-term and Long-term Debt,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Capital Expenditure Requirements

We intend to continue to focus our capital expenditures in fiscal year 2022 to support the growth of our operations. We anticipate our capital expenditures for the remainder of fiscal year 2022 will be approximately $20 to $25 million, relating primarily to costs associated with our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our information systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts, applications or technologies.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2021, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.45% to 1.50% at December 31, 2021 and June 30, 2021. Based on the outstanding principal indebtedness of $315.9 million under our credit facilities as of December 31, 2021, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange loss for both the three and six months ended December 31, 2021 was $3.8 million and for three and six months ended December 31, 2020 was $2.7 million and $3.6 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 29, 2021, a duly authorized subcommittee of the Company's Board approved a share repurchase program to repurchase up to $200 million of our common stock at prevailing prices in the open market. Thus far, $50 million has been purchased and the repurchase program is effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased.

During the three months ended December 31, 2021, we did not repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1
English language translation of the Credit Authorization Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.2
English language translation of the Imported Goods Loan Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.3
English language translation of the Export Loan Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.4
English language translation of the Loan Agreement for the Action Plan for Accelerated Investments by Domestic Corporations dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (incorporated by reference to Exhibit 10.4 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.5
Tripartite Agreement dated as of November 8, 2021 between Ablecom Technology Inc., Super Micro Computer, Inc. Taiwan and Compuware Technology, Inc. (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 12, 2021

10.6+
Agreement for Individually Negotiated Terms and Conditions dated as of December 21, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (amends Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) previously filed with the Securities and Exchange Commission on July 26, 2021)

10.7
General Loan, Export/Import Financing, Overdraft Facilities and Securities Agreement dated as of January 7, 2022 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 13, 2022)

10.8
Facility Letter dated as of January 7, 2022 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 13, 2022)

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

                                SUPER MICRO COMPUTER, INC.

Date:	February 4, 2022	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 4, 2022	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)