Form 10-Q
period 2022-03-31
Super Micro Computer, Inc.
filed 2022-05-06
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2022 there were 51,906,873 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
 (unaudited)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$247,424	$232,266
Accounts receivable, net of allowances of $1,776 and $2,591 at March 31, 2022 and June 30, 2021, respectively (including accounts receivable from related parties of $34,084 and $8,678 at March 31, 2022 and June 30, 2021, respectively)	679,785	463,834
Inventories	1,588,542	1,040,964
Prepaid expenses and other current assets (including receivables from related parties of $29,561 and $23,837 at March 31, 2022 and June 30, 2021, respectively)	162,964	130,195
Total current assets	2,678,715	1,867,259
Investment in equity investee	4,778	4,578
Property, plant and equipment, net	282,319	274,713
Deferred income taxes, net	66,518	63,288
Other assets	38,847	32,126
Total assets	$3,071,177	$2,241,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $87,266 and $70,096 at March 31, 2022 and June 30, 2021, respectively)	$779,561	$612,336
Accrued liabilities (including amounts due to related parties of $15,315 and $18,528 at March 31, 2022 and June 30, 2021, respectively)	181,448	178,850
Income taxes payable	17,413	12,741
Short-term debt	403,045	63,490
Deferred revenue	114,688	101,479
Total current liabilities	1,496,155	968,896
Deferred revenue, non-current	115,063	100,838
Long-term debt	144,423	34,700
Other long-term liabilities	41,617	41,132
Total liabilities	1,797,258	1,145,566
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000; Outstanding shares: 51,870 and 50,582 at March 31, 2022 and June 30, 2021, respectively
Issued shares: 51,870 and 50,582 at March 31, 2022 and June 30, 2021, respectively	471,088	438,012
Accumulated other comprehensive income	554	453
Retained earnings	802,101	657,760
Total Super Micro Computer, Inc. stockholders’ equity	1,273,743	1,096,225
Noncontrolling interest	176	173
Total stockholders’ equity	1,273,919	1,096,398
Total liabilities and stockholders’ equity	$3,071,177	$2,241,964
See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales (including related party sales of $47,669 and $20,432 in the three months ended March 31, 2022 and 2021, respectively, and $120,206 and $58,853 in the nine months ended March 31, 2022 and 2021, respectively)	$1,355,490	$895,881	$3,560,639	$2,488,437
Cost of sales (including related party purchases of $95,479 and $57,454 in the three months ended March 31, 2022 and 2021, respectively, and $279,893 and $167,845 in the nine months ended March 31, 2022 and 2021, respectively)	1,144,715	772,864	3,047,982	2,099,410
Gross profit	210,775	123,017	512,657	389,027
Operating expenses:
Research and development	70,869	57,912	201,483	165,439
Sales and marketing	22,356	21,826	65,940	62,858
General and administrative	27,773	26,224	75,280	75,864
Total operating expenses	120,998	105,962	342,703	304,161
Income from operations	89,777	17,055	169,954	84,866
Other (expense) income, net	4,663	2,017	4,106	(1,363)
Interest expense	(1,531)	(607)	(3,485)	(1,850)
Income before income tax provision	92,909	18,465	170,575	81,653
Income tax benefit (provision)	(16,192)	227	(27,116)	(8,541)
Share of income (loss) from equity investee, net of taxes	255	(264)	882	(409)
Net income	$76,972	$18,428	$144,341	$72,703
Net income per common share:
Basic	$1.49	$0.36	$2.82	$1.41
Diluted	$1.43	$0.35	$2.70	$1.35
Weighted-average shares used in calculation of net income per common share:
Basic	51,708	50,553	51,269	51,465
Diluted	53,786	53,218	53,401	53,747

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income	$76,972	$18,428	$144,341	$72,703
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	5	(34)	101	514
Total other comprehensive income (loss)	5	(34)	101	514
Total comprehensive income	$76,977	$18,394	$144,442	$73,217

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended March 31, 2022	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	51,508,616	$460,990	—	$—	$549	$725,129	$177	$1,186,845
Exercise of stock options, net of taxes	251,598	4,363	—	—	—	—	—	4,363
Release of common stock shares upon vesting of restricted stock units	161,873	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(51,914)	(2,006)	—	—	—	—	—	(2,006)
Stock-based compensation	—	7,741	—	—	—	—	—	7,741
Foreign currency translation gain	—	—	—	—	5	—	—	5
Net income	—	—	—	—	—	76,972	(1)	76,971
Balance at March 31, 2022	51,870,173	$471,088	—	$—	$554	$802,101	$176	$1,273,919

Three Months Ended March 31, 2021	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	50,651,054	$410,522	—	$—	$396	$653,129	$173	$1,064,220
Exercise of stock options, net of taxes	511,801	9,577	—	—	—	—	—	9,577
Release of common stock shares upon vesting of restricted stock units	186,034	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(61,982)	(2,062)	—	—	—	—	—	(2,062)
Stock repurchases and retirement	(1,250,539)	(42)	—	—	—	(43,628)	—	(43,670)
Stock-based compensation	—	7,494	—	—	—	—	—	7,494
Foreign currency translation loss	—	—	—	—	(34)	—	—	(34)
Net income	—	—	—	—	—	18,428	(5)	18,423
Balance at March 31, 2021	50,036,368	$425,489	—	$—	$362	$627,929	$168	$1,053,948

Nine Months Ended March 31, 2022	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	50,582,078	$438,012	—	$—	$453	$657,760	$173	$1,096,398
Exercise of stock options, net of taxes	921,001	15,951	—	—	—	—	—	15,951
Release of common stock shares upon vesting of restricted stock units	535,469	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(168,375)	(6,807)	—	—	—	—	—	(6,807)
Shares repurchase and retirement	—		—	—	—	—	—	—
Stock-based compensation	—	23,932	—	—	—	—	—	23,932
Foreign currency translation gain	—	—	—	—	101	—	—	101
Net income	—	—	—	—	—	144,341	3	144,344
Balance at March 31, 2022	51,870,173	$471,088	—	$—	$554	$802,101	$176	$1,273,919

Nine Months Ended March 31, 2021	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	53,741,828	$389,972	(1,333,125)	$(20,491)	$(152)	$696,211	$167	$1,065,707
Exercise of stock options, net of taxes	1,195,414	20,344	—	—	—	—	—	20,344
Release of common stock shares upon vesting of restricted stock units	596,570	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(191,279)	(5,780)	—	—	—	—	—	(5,780)
Share repurchase and retirement	(5,306,165)	(164)	1,333,125	20,491	—	(140,985)	—	(120,658)
Stock-based compensation	—	21,117	—	—	—	—	—	21,117
Foreign currency translation gain	—	—	—	—	514	—	—	514
Net income	—	—	—	—	—	72,703	1	72,704
Balance at March 31, 2021	50,036,368	$425,489	—	$—	$362	$627,929	$168	$1,053,948

See accompanying notes to condensed consolidated financial statements.

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$144,341	$72,703
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	24,049	21,304
Stock-based compensation expense	23,932	21,117
Recovery of allowance for doubtful accounts	(815)	(629)
Provision for excess and obsolete inventories	13,875	4,844
Share of (income) loss from equity investee	(882)	409
Foreign currency exchange (gain) loss	(8,157)	1,097
Deferred income taxes, net	(3,230)	(2,726)
Other	1,007	(792)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(25,405) and $(3,532) during the nine months ended March 31, 2022 and 2021, respectively)	(216,464)	(3,036)
Inventories	(561,453)	(57,249)
Prepaid expenses and other assets (including changes in related party balances of $(5,726) and $(442) during the nine months ended March 31, 2022 and 2021, respectively)	(32,750)	(25,039)
Accounts payable (including changes in related party balances of $17,170 and $(18,296) during the nine months ended March 31, 2022 and 2021, respectively)	173,031	45,301
Income taxes payable	4,672	4,916
Deferred revenue	27,434	(13,726)
Accrued liabilities (including changes in related party balances of $(3,213) and $(180) during the nine months ended March 31, 2022 and 2021, respectively)	4,644	(5,807)
Other long-term liabilities (including changes in related party balances of $596 and $(1,699) during the nine months ended March 31, 2022 and 2021, respectively)	(8,892)	(3,295)
Net cash provided by (used in) operating activities	(415,658)	59,392
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $2,505 and $5,845 during the nine months ended March 31, 2022 and 2021, respectively)	(34,157)	(44,627)
Investment in a privately-held company	(1,100)	—
Net cash used in investing activities	(35,257)	(44,627)
FINANCING ACTIVITIES:
Proceeds from borrowings, net of debt issuance costs	938,075	62,225
Repayment of debt	(480,795)	(7,300)
Proceeds from exercise of stock options, net of taxes	15,951	20,344
Payment of withholding tax on vesting of restricted stock units	(6,807)	(5,780)
Stock repurchases	—	(117,968)
Payments of obligations under finance leases	(59)	34
Net cash provided by (used in) by financing activities	466,365	(48,445)
Effect of exchange rate fluctuations on cash	(304)	362
Net increase (decrease) in cash, cash equivalents and restricted cash	15,146	(33,318)
Cash, cash equivalents and restricted cash at the beginning of the period	233,449	212,390
Cash, cash equivalents and restricted cash at the end of the period	$248,595	$179,072

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,990	$1,400
Cash paid for taxes, net of refunds	11,623	2,213

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $729 and $1,502 as of March 31, 2022 and 2021, respectively)	$7,464	$7,662
Right of use ("ROU") assets obtained in exchange for operating lease commitments	11,108	2,715
Unpaid stock repurchases	—	2,690

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2022.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 13.0% and 19.4% of total purchases for the three months ended March 31, 2022, and two suppliers accounted for 21.4% and 14.7% of total purchases for the three months ended March 31, 2021. Two suppliers accounted for 18.0% and 11.4% of total purchases for the nine months ended March 31, 2022, and two suppliers accounted for 21.1% and 13.8% of total purchases for the nine months ended March 31, 2021. Purchases from Ablecom, and Compuware, related parties of the Company (see Note 8, "Related Party Transactions") accounted for a combined 8.2% and 7.3% of total cost of sales for the three months ended March 31, 2022 and 2021, respectively, and a combined 9.0% and 7.9% of total cost of sales for the nine months ended March 31, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. One customer accounted for 10.2% of the net sales for the three months ended March 31, 2022 and no customer accounted for 10% or more of the net sales for the nine months ended March 31, 2022 or for the three and nine months ended March 31, 2021. No customer accounted for greater than 10% of the Company's accounts receivable, net as of March 31, 2022, whereas one customer accounted for 13.5% of accounts receivable, net as of June 30, 2021.

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendments in this update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. In January 2021, the FASB issued further guidance on this topic, which clarified the scope and application of the original guidance. The amendments are effective for all entities on December 31, 2022, with early adoption permitted for an interim period beginning after March 12, 2020. The Company has loans and lines of credit with various financial institutions. Benchmark interest rates are used to calculate the interest on borrowings under the Chang Hwa Bank, CTBC, HSBC, Mega Bank Credit Facilities. LIBOR is used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility and E.SUN Credit Facility. The 2018 Bank of America Credit Facility was amended on June 28, 2021 which provided for a new maturity date of June 28, 2026 and fallback terms related to LIBOR replacement mechanics. On March 3, 2022, the 2018 Bank of America Credit Facility was amended to, among other items, increase the size of the facility from $200.0 million to $350.0 million and update provisions relating to payments and LIBOR replacement mechanics to secured overnight financing rate (“SOFR"). As these amendments had other contemporaneous changes to the facility including the amount and not just directly related to LIBOR replacement, optional expedients under this guidance cannot be elected. The Company is currently evaluating the overall impact of adoption of the guidance on its consolidated financial statements and disclosures.

Note 2.         Revenue

Disaggregation of Revenue

The Company disaggregates revenue by type of product and by geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue, and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Server and storage systems	$1,145,869	$693,339	$2,981,777	$1,953,838
Subsystems and accessories	209,621	202,542	578,862	534,599
Total	$1,355,490	$895,881	$3,560,639	$2,488,437

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2022 and 2021, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
United States	$762,418	$499,061	$1,961,573	$1,458,249
Asia	309,972	207,204	857,165	495,326
Europe	205,444	162,285	600,589	429,193
Other	77,656	27,331	141,312	105,669
	$1,355,490	$895,881	$3,560,639	$2,488,437

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of advance consideration received from non-cancellable non-refundable contract liabilities relating to the sale of future products. Revenue recognized during the three and nine months ended March 31, 2022, which was included in the deferred revenue balance as of June 30, 2021 of $202.3 million, was $23.0 million and $79.7 million, respectively.

Deferred revenue increased $27.4 million as of March 31, 2022 as compared to the fiscal year ended June 30, 2021 mainly because the deferral on invoiced amounts for service contracts during the period exceeded the recognition of revenue from contracts entered into in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of March 31, 2022 was $229.8 million. The Company expects to recognize approximately 50% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income	$76,972	$18,428	$144,341	$72,703

Denominator:
Weighted-average shares outstanding	51,708	50,553	51,269	51,465
Effect of dilutive securities	2,079	2,665	2,132	2,282
Weighted-average diluted shares	53,786	53,218	53,401	53,747

Basic net income per common share	$1.49	$0.36	$2.82	$1.41
Diluted net income per common share	$1.43	$0.35	$2.70	$1.35

For the three and nine months ended March 31, 2022 and 2021, the Company had stock options, restricted stock units ("RSUs") and performance based restricted stock units ("PRSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 452,611 and 578,892 for the three months ended March 31, 2022 and 2021, respectively, and 452,182 and 617,807 for the nine months ended March 31, 2022 and 2021, respectively.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	March 31, 2022	June 30, 2021
Finished goods	$994,184	$761,694
Work in process	253,246	80,472
Purchased parts and raw materials	341,112	198,798
Total inventories	$1,588,542	$1,040,964

During the three and nine months ended March 31, 2022, the Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $10.2 million and $13.9 million, respectively, and $2.9 million and $4.6 million for the three and nine months ended March 31, 2021, respectively. The Company classifies subsystems and accessories that may be sold separately or incorporated into systems as finished goods.

Prepaid Expenses and Other Current Assets:

	March 31, 2022	June 30, 2021
Other receivables (1)	$139,380	$99,921
Prepaid expenses	7,302	6,719
Deferred service costs	5,365	4,900
Prepaid income tax	341	12,288
Restricted cash	251	251
Others	10,325	6,116
Total prepaid expenses and other current assets	$162,964	$130,195
__________________________
(1) Includes other receivables from contract manufacturers based on certain buy-sell arrangements of $96.0 million and $76.2 million as of March 31, 2022 and June 30, 2021, respectively.

Cash, cash equivalents and restricted cash:

	March 31, 2022	June 30, 2021
Cash and cash equivalents	$247,424	$232,266
Restricted cash included in prepaid expenses and other current assets	251	251
Restricted cash included in other assets	920	932
Total cash, cash equivalents and restricted cash	$248,595	$233,449

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Property, Plant, and Equipment:

	March 31, 2022	June 30, 2021
Buildings	$143,509	$86,930
Machinery and equipment	111,714	97,671
Land	84,616	76,421
Building and leasehold improvements	48,846	26,640
Furniture and fixtures	32,590	22,843
Software	23,333	22,592
Building construction in progress (1)	303	87,438
	444,911	420,535
Accumulated depreciation and amortization	(162,592)	(145,822)
Property, plant and equipment, net	$282,319	$274,713
__________________________
(1) Primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California, and a new building in Taiwan.

Other Assets:

	March 31, 2022	June 30, 2021
Operating lease right-of-use asset	$25,338	$20,047
Deferred service costs, non-current	6,170	5,421
Prepaid expense, non-current	1,911	1,973
Investment in auction rate security	1,556	1,556
Deposits	1,118	1,669
Restricted cash, non-current	920	932
Other	1,834	528
Total other assets	$38,847	$32,126

Accrued Liabilities:

	March 31, 2022	June 30, 2021
Accrued payroll and related expenses	$45,837	$45,770
Contract manufacturing liabilities	35,032	45,319
Customer deposits	23,810	32,419
Accrued warranty costs	9,322	10,185
Accrued cooperative marketing expenses	8,609	5,652
Operating lease liability	7,291	6,322
Accrued professional fees	3,381	2,737
Accrued legal liabilities	18,250	—
Other	29,916	30,446
Total accrued liabilities	$181,448	$178,850

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Performance Awards Liability

In March 2020, the Board of Directors (the “Board”) approved performance bonuses for the Chief Executive Officer, a senior executive and two members of the Board, which payments will be earned when specified market and performance conditions are achieved.

The Chief Executive Officer’s total cash bonus opportunity was $8.1 million, divided into two equal tranches. Each tranche would be earned if the average closing price for the Company’s common stock reached specified targets. The Board retained the flexibility to reduce the amount payable under the first tranche (but not the second tranche) based on performance goals. Both price targets were reached during the fiscal year ended June 30, 2021, and the second tranche totaled $4.0 million was paid in full. As of June 30, 2021, the Company also expected it would likely pay the first tranche in full, and therefore recorded an expense of $3.6 million since March 2020 relating to the first tranche.
In September 2021, after the Company had closed its books for the year ended June 30, 2021, the Board decided to exercise its discretion to reduce the amount to be paid to the Chief Executive for the first tranche to $2.0 million, which was paid in the quarter ended December 31, 2021. As a result of the Board’s decision to reduce the amount to be paid under the first tranche, the Company adjusted the $3.6 million expense previously recorded for the first tranche to the new amount of $2.0 million, which resulted in the Company recognizing a $1.6 million benefit from this adjustment during the quarter ended September 30, 2021. For the three months and nine months ended March 31, 2021, $2.5 million and $5.1 million of expense was recognized, respectively. There was no expense or benefit related to this bonus for the three months ended March 31, 2022. For the nine months ended March 31, 2022, the $1.6 million benefit described above is included.

Other Long-term Liabilities:

	March 31, 2022	June 30, 2021
Accrued unrecognized tax benefits including related interests and penalties, non-current	$19,427	$17,841
Operating lease liability, non-current	18,416	14,539
Accrued warranty costs, non-current	2,673	2,678
Other	1,101	6,074
Total other long-term liabilities	$41,617	$41,132

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Balance, beginning of the period	$11,583	$13,503	$12,863	$12,379
Provision for warranty	7,514	6,791	19,956	22,250
Costs utilized	(7,797)	(7,441)	(21,717)	(22,501)
Change in estimated liability for pre-existing warranties	695	672	893	1,397
Balance, end of the period	11,995	13,525	11,995	13,525
Current portion	9,322	10,813	9,322	10,813
Non-current portion	$2,673	$2,712	$2,673	$2,712

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of March 31, 2022 and June 30, 2021. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of March 31, 2022.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of March 31, 2022 and June 30, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2022	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$152	$—	$—	$152
Certificates of deposit (2)	—	847	—	847
Auction rate security	—	—	1,556	1,556
Total assets measured at fair value	$152	$847	$1,556	$2,555

June 30, 2021	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$151	$—	$—	$151
Certificates of deposit (2)	—	863	—	863
Auction rate security	—	—	1,556	1,556
Total assets measured at fair value	$151	$863	$1,556	$2,570

(1) $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of March 31, 2022 and June 30, 2021, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.3 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.4 million and $0.4 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of March 31, 2022 and June 30, 2021, respectively.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three and nine months ended March 31, 2022, the credit losses related to the Company’s investments were not significant.

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2022 and 2021.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and nine months ended March 31, 2022 and 2021.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of the Company’s investment in an auction rate security as of March 31, 2022 and June 30, 2021 (in thousands):

	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(194)	$1,556

No gain or loss was recognized in other comprehensive income for the auction rate security for the three and nine months ended March 31, 2022 and 2021.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2022 and June 30, 2021, total debt of $547.5 million and $98.2 million, respectively, was reported at amortized cost. This outstanding debt was classified as Level 2 as it was not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $1.2 million and $0.1 million as of March 31, 2022 and June 30, 2021, respectively. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the three and nine months ended March 31, 2022 and 2021, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three and nine months ended March 31, 2022 and 2021.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of March 31, 2022 and June 30, 2021 consisted of the following (in thousands):

	March 31,	June 30,
	2022	2021
Line of credit:
Bank of America	$241,469	$—
CTBC Bank	101,000	18,000
HSBC Bank	30,000	—
E.SUN Bank	23,000	20,400
Total line of credit	395,469	38,400
Term loans:
CTBC Bank term loan, due August 31, 2022	$—	$25,090
CTBC Bank term loan, due June 4, 2030	41,718	34,700
CTBC Bank term loan, due December 27, 2027	5,505	—
E.SUN Bank term loan, due September 15, 2026	28,138	—
Mega Bank term loan, due September 15, 2026	41,803	—
Chang Hwa Bank term loan due October 15, 2026	34,835	—
Total term loans	151,999	59,790
Total debt	547,468	98,190
Short-term debt and current portion of long-term debt	403,045	63,490
Debt, non-current	$144,423	$34,700

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On March 3, 2022, the 2018 Bank of America Credit Facility was amended to, among other items, increase the size of the facility from $200.0 million to $350.0 million and change provisions relating to payments and LIBOR replacement mechanics to secured overnight financing rate (“SOFR"). The obligations bear a base interest rate plus 0.5% to 1.5% based on the SOFR availability. The amendment was accounted for as a modification and the impact was immaterial to the consolidated financial statements. Prior to that, on June 28, 2021, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 28, 2026 and increase the maximum amount that the Company can request the facility be increased from $100 million to $150 million. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to pay any dividends. The 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries and contains a financial covenant, which requires that the Company maintain a certain fixed charge coverage ratio, for each twelve-month period while in a Trigger Period, as defined in the agreement, is in effect.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 31, 2022, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $241.5 million. As of June 30, 2021, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. The interest rates under the 2018 Bank of America Credit Facility as of March 31, 2022 and June 30, 2021 range from 1.50% to 1.54%. The balance of debt issuance costs outstanding as of March 31, 2022 and June 30, 2021 was $0.8 million and $0.5 million, respectively. The Company is in compliance with all the covenants under the 2018 Bank of America Credit Facility, and as of March 31, 2022, the Company's available borrowing capacity was $108.5 million, subject to the borrowing base limitation and compliance with other applicable terms.

On March 23, 2022 (the “Effective Date”), the Company through its Taiwan subsidiary entered into an Uncommitted Facility Agreement for credit lines with Bank of America – Taipei Branch (the “2022 Bank of America Credit Facility”), for an amount not to exceed in aggregate $20.0 million. The interest rate will be quoted by Bank of America – Taipei Branch for each drawdown. As of March 31, 2022, there were no outstanding borrowings under this Bank of America Credit Facility.

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

As of March 31, 2022 and June 30, 2021, the amounts outstanding under the 2020 CTBC Term Loan Facility were $41.7 million and $34.7 million, respectively. The interest rates for these loans were 0.70% per annum as of March 31, 2022, and 0.45% as of June 30, 2021. Under the 2021 CTBC Machine Loan, the amounts outstanding were $5.5 million on March 31, 2022. The interest rates for this loan was 0.90% per annum as of March 31, 2022. As of June 30, 2021, there were no outstanding borrowings under the 2021 CTBC Machine Loan.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The total outstanding borrowings under the 2021 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $0.0 million and $25.1 million at March 31, 2022 and June 30, 2021, respectively. The 2021 CTBC Credit Facility term loan was repaid on October 26, 2021. The interest rate for the 2021 CTBC Credit Facility term loan was 0.75% per annum as of June 30, 2021. As of March 31, 2022 and June 30, 2021, the outstanding borrowings under the 2021 CTBC Credit Facility revolving line of credit were $101.0 million and $18.0 million, respectively. The interest rates for these loans ranges from 0.94% to 1.40% per annum as of March 31, 2022 and 0.98% per annum as of June 30, 2021. As of March 31, 2022, the amount available for future borrowing under the 2021 CTBC Credit Facility was $4.0 million. As of March 31, 2022, the net book value of land and building located in Bade, Taiwan, collateralizing the 2021 CTBC Credit Lines was $77.7 million. The financial covenants under the 2021 CTBC Credit Lines will be reviewed by CTBC Bank every six months on June 30 and December 31.

E.SUN Bank

2021 E.SUN Bank Credit Facility

The Company through its Taiwan subsidiary was party to that certain General Credit Agreement, dated December 2, 2020, with E.SUN Bank (“E.SUN Bank”), which provided for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of US$30.0 million (the “Prior E.SUN Bank Credit Facility”). The term of the Prior E.SUN Bank Credit Facility expired on September 18, 2021.

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

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the E.SUN Bank Effective Date for (i) a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) in financing for use in research and development activities (the “Term Loan”), and (ii) a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days. As of March 31, 2022, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $28.1 million and the interest rates for these loans were 1.245% per annum. As of March 31, 2022 and June 30, 2021, the amounts outstanding under the Import Loan were $23.0 million and $20.4 million, respectively. The interest rate for the quarter ended March 31, 2022 ranges from 1.09% to 1.33% per annum. The interest rate for the quarter ended June 30, 2021 ranges from 1.00% to 1.29% per annum. At March 31, 2022, the amount available for future borrowing under the Import Loan was $7.0 million.

Mega Bank

Mega Bank Credit Facilities

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On September 13, 2021 (the “Mega Bank Effective Date”), the Company through its Taiwan subsidiary entered into a NTD 1,200.0 million ($43.2 million U.S. dollar equivalent) credit facility (the “Mega Bank Credit Facility”) with Mega International Commercial Bank (“Mega Bank”). The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. The first drawdown date was on October 4, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate depends upon the amount borrowed under Mega Bank Credit Facility, and as of the Mega Bank Effective Date, ranged from 0.645% to 0.845% per annum. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown, and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable. As of March 31, 2022, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $41.8 million and the interest rates ranged from 0.895% to 1.095% per annum.

Credit Agreement with Mega Bank

On April 25, 2022, the Company through its Taiwan subsidiary, entered into a $20.0 million (or foreign currency equivalent) (the “Credit Limit”) Omnibus Credit Authorization Agreement (the “Omnibus Credit Authorization Agreement”) with Mega Bank. The Omnibus Credit Authorization Agreement permits individual credit authorizations subject to specified drawdown conditions up to the Credit Limit (on a revolving basis) to be used as loans for the purchase of materials or supplies. During the loan period, the Company is required to maintain 100% direct or indirect share ownership of the Taiwan subsidiary.

Pursuant to the Omnibus Credit Authorization Agreement, the Taiwan subsidiary also entered into both a Credit Authorization Agreement (the “Credit Authorization Agreement”) and Credit Authorization Approval Notice (the “Credit Authorization Approval Notice”) with Mega Bank and associated branch of Mega Bank, respectively. Pursuant to such Agreement and Notice, Mega Bank permits the Taiwan subsidiary to make drawdowns up to the Credit Limit for short-term loans for material purchases with a tenor not to exceed 120 days on a revolving basis. Drawdowns under the Mega Bank facility may be made through March 2023. The interest rate for each individual credit authorization is adjusted according to the Mega Bank’s USD basic loan interest rate at the time of signing the agreement which was 0.90% per annum. Interest on such drawdowns is based upon TAIFX OFFER for six months plus 0.23% and divided by 0.946, subject to periodic adjustment and adjustment in certain other circumstances, such as failure to maintain a sufficient balance in a demand deposit account with Mega Bank which are subject to the bank’s right of set off. The interest rate shall be adjusted once every month but shall not be lower than the USD basic loan interest rate plus 0.1%. If the loan involves the acceptance of bill of exchange, the Company would pay handling fee at the annual rate of 0.75% calculated based on the number of actual acceptance days. The fee is paid in full upon acceptance and a minimum handling fee of NTD 400 is charged for each transaction. Amounts borrowed are otherwise unsecured, and the Credit Authorization Agreement has customary default provisions permitting Mega Bank to reduce the extension of credit, shorten the term for loan repayment or declare all of the amounts immediately due and payable. The Company is not a guarantor under the Credit Authorization Agreement or Credit Authorization Approval Notice.

Chang Hwa Bank

Chang Hwa Bank Credit Facility

On October 5, 2021 (the “Chang Hwa Bank Effective Date”), the Company through its Taiwan subsidiary entered into a credit facility (the “Chang Hwa Bank Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”). The Chang Hwa Bank Credit Facility permits borrowings of up to NTD 1,000.0 million ($36.0 million U.S. dollar equivalent), including up to $20.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. The Chang Hwa Bank Credit Facility has customary default provisions permitting Chang Hwa Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in cross-default provisions with respect to the other Taiwan subsidiary debt obligations. Under the Chang Hwa Bank Credit Facility, Chang Hwa Bank has the right to demand collateral for debts owed. As of March 31, 2022, the total outstanding borrowings under the Chang Hwa Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $34.8 million and the interest rate is 1.05% per annum.

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

Terms for specific drawdown instruments issued under the Loan Agreement, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, may be set forth in Facility Letters (a “Facility Letter”) negotiated with the HSBC Bank. Under a Facility Letter entered into on the HSBC Bank Effective Date, the Taiwan subsidiary and the HSBC Bank have agreed to a $30.0 million export/seller trade facility under the Loan Agreement with a tenor of 120 days. The interest rate thereunder is based on the HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis, and principal is repayable on the due date.

As of March 31, 2022, the outstanding borrowings under the 2022 HSBC Bank Credit Facility revolving line of credit were $30.0 million. The interest rates for these loans were approximately 0.96% per annum as of March 31, 2022. As of March 31, 2022, there was no amount available for future borrowing under the 2022 HSBC Bank Credit Facility.

Principal payments on short-term and long-term obligations are due as follows (in thousands):

Fiscal Year: Principal Payments

2022	$377,969
2023	29,853
2024	33,530
2025	37,014
2026	37,014
2027 and thereafter	32,088
Total short-term and long-term debt	$547,468

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and nine months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Operating lease expense (including expense for lease agreements with related parties of $143 and $568 for the three and nine months ended March 31, 2022, respectively, and $347 and $1,040 for the three and nine months ended March 31, 2021, respectively)	$2,017	$1,952	$6,183	$5,900
Cash payments for operating leases (including payments to related parties of $141 and $631 for the three and nine months ended March 31, 2022, respectively, and $347 and $1,040 for the three and nine months ended March 31, 2021, respectively)	1,854	1,994	6,067	5,951
New operating lease assets obtained in exchange for operating lease liabilities	3,730	22	11,108	2,715

During the three and nine months ended March 31, 2022 and 2021, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Variable payments expensed in the three and nine months ended March 31, 2022 were $0.2 million and $0.7 million, respectively. Variable payments expensed in the three and nine months ended March 31, 2021 were $0.4 million and $1.2 million, respectively.

As of March 31, 2022, the weighted average remaining lease term for operating leases was 4.0 years and the weighted average discount rate was 3.0%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of March 31, 2022 were as follows (in thousands):

Fiscal Year:	Minimum lease payments
2022	$2,004
2023	7,817
2024	6,524
2025	6,122
2026	2,644
2027 and beyond	2,084
Total future lease payments	$27,195
Less: Imputed interest	(1,489)
Present value of operating lease liabilities	$25,706

As of March 31, 2022, commitments under short-term lease arrangements, and operating and financing leases that have not yet commenced were immaterial.

The Company has entered into lease agreements with related parties. See Note 8, "Related Party Transactions," for discussion.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of March 31, 2022. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Charles Liang and Sara Liu do not own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 88.8% and 92.5% of the chassis included in the products sold by the Company during the three months ended March 31, 2022 and 2021, respectively, and 82.5% and 92.5% of the chassis included in the products sold by the Company during the nine months ended March 31, 2022 and 2021, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on March 31, 2022 were $44.6 million and $40.5 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2021 were $44.9 million and $40.2 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on March 31, 2022 were $192.4 million and $42.3 million, respectively and outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2021 were $123.3 million and $71.0 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

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
The Company recorded a deferred gain related to the contribution of certain technology rights. As of March 31, 2022 and June 30, 2021, the Company had unamortized deferred gain balance of $0 million and $1.0 million, respectively, in accrued liabilities in the Company’s condensed consolidated balance sheets.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of the third-party parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of March 31, 2022. No impairment charge was recorded for the three and nine months ended March 31, 2022 and 2021, respectively.
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

Dealings with Monolithic Power Systems, Inc.

The Company procures certain semiconductor products from Monolithic Power Systems, Inc. (“MPS”), a fabless manufacturer of high-performance analog and mixed-signal semiconductors, for use in its products. A member of the Board of Directors, also serves as an officer of MPS.

The Company had the following balances related to transactions with its related parties as of March 31, 2022 and June 30, 2021 (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021

Accounts receivable	$1	$2	$381	$198	$33,702	$8,478	$—	$—	$34,084	$8,678
Other receivable (1)	$2,415	$5,575	$27,105	$18,173	$—	$—	$41	$89	$29,561	$23,837
Accounts payable	$38,966	$38,152	$48,300	$31,944	$—	$—	$—	$—	$87,266	$70,096
Accrued liabilities (2)	$982	$3,042	$14,333	$14,486	$—	$1,000	$—	$—	$15,315	$18,528

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company's results from transactions with its related parties for each of the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Net sales	$2	$2	$3,928	$3,580	$43,739	$16,850	$—	$—	$47,669	$20,432
Purchases - inventory	$49,472	$32,150	$43,989	$24,115	$—	$—	$2,018	$1,189	$95,479	$57,454
Purchases - other miscellaneous items	$1,687	$2,002	$404	$475	$—	$—	$—	$—	$2,091	$2,477

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company's results from transactions with its related parties for each of the nine months ended March 31, 2022 and 2021, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Net sales	$12	$(25)	$22,932	$22,451	$97,262	$36,427	$—	$—	$120,206	$58,853
Purchases - inventory	$147,780	$77,838	$126,039	$87,330	$—	$—	$6,074	$2,677	$279,893	$167,845
Purchases - other miscellaneous items	$6,671	$7,482	$1,090	$1,434	$—	$—	$—	$—	$7,761	$8,916

The Company’s cash flow impact from transactions with its related parties for each of the nine months ended March 31, 2022 and 2021, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS		Total
	Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Changes in accounts receivable	1	$(30)	$(182)	$133	$(25,224)	$(3,635)	$—	$—	$(25,405)	$(3,532)
Changes in other receivable	$3,159	$(211)	$(8,933)	$(296)	$—	$—	$48	$65	$(5,726)	$(442)
Changes in accounts payable	$814	$(8,768)	$16,356	$(9,528)	$—	$—	$—	$—	$17,170	$(18,296)
Changes in accrued liabilities	$(2,060)	$955	$(153)	$(635)	$(1,000)	$(500)	$—	$—	$(3,213)	$(180)
Changes in other long-term liabilities	$—	$(513)	$596	$(186)	$—	$(1,000)	$—	$—	$596	$(1,699)
Purchases of property, plant and equipment	$2,365	$5,675	$140	$170	$—	$—	$—	$—	$2,505	$5,845
Unpaid property, plant and equipment	$681	$1,434	$48	68	$—	$—	$—	$—	$729	$1,502

Tripartite Agreement

On November 8, 2021, Super Micro Computer Inc., Taiwan (the “Subsidiary”), a Taiwan corporation and wholly-owned subsidiary of the Company, entered into a Tripartite Agreement (the “Agreement”) with Ablecom and Compuware related to a three-way purchase of land.

Pursuant to the Agreement, the Subsidiary will participate in purchasing 33.33% of the 137,225.97 square meters (approximately 34 acres) of land Ablecom has agreed to acquire from third-party landowners in proximity to the Company’s campus in Bade, Taiwan. Compuware will acquire 17.21% of such land and Ablecom will retain the remaining 49.46% of the land. Under the Agreement, fees and costs related to such land purchase would be borne by the parties according to their proportionate share of the land purchased. The Company intends to fund its proportionate share of the land purchased under the Agreement which is estimated to be approximately NTD 789 million (or approximately US$28.3 million) from either available cash and/or borrowings under loan agreements the Subsidiary has in Taiwan. Amounts payable related to the purchase of the land are due in three installments based upon the achievement of specified milestones. The transaction is subject to various customary conditions precedent, including the receipt of government approvals, the discharge of mortgages and leases on the land, and the completion of due diligence. As of March 31, 2022, due diligence and discussions with government officials are continuing, and no installment payments have been made with respect to the transaction. If the transaction does not close within 12 months, Ablecom may offer the land to other parties.

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

As of March 31, 2022, the Company had 1,979,112 authorized shares available for future issuance under the 2020 Plan.

Common Stock Repurchase

On January 29, 2021, a duly authorized subcommittee of the Board of Directors approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program is effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased. The Company had $150.0 million of remaining availability under the share repurchase program as of March 31, 2022. There were no shares repurchased under the share repurchase program during the three and nine months ended March 31, 2022.

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

The fair value of stock option grants for the three and nine months ended March 31, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Risk-free interest rate	1.65%	0.58%	0.81% - 1.65%	0.27% - 0.58%
Expected term	6.09 years	5.98 years	6.09 years	5.98 years
Dividend yield	—%	—%	—%	—%
Volatility	49.99%	50.32%	49.69% - 49.99%	50.32% - 50.43%
Weighted-average fair value	$19.31	$15.91	$18.09	$13.57

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cost of sales	$460	$402	$1,378	$1,312
Research and development	4,141	3,328	12,124	10,369
Sales and marketing	504	503	1,517	1,517
General and administrative	2,636	3,261	8,913	7,919
Stock-based compensation expense before taxes	7,741	7,494	23,932	21,117
Income tax impact	(2,431)	(2,389)	(8,077)	(6,080)
Stock-based compensation expense, net	$5,310	$5,105	$15,855	$15,037

As of March 31, 2022, $9.6 million of unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 3.57 years, $53.0 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.72 years and unrecognized compensation cost of $0.1 million related to unvested PRSUs was recognized during the nine months ended March 31, 2022. Additionally, as described below, $5.2 million of unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 2.75 years.

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

The achievement status of the operational and stock price milestones as of March 31, 2022 was as follows:

Annualized Revenue Milestone	Achievement Status	Stock Price Milestone	Achievement Status
(in billions)
$4.0	Achieved	$45	Not met
$4.8	Probable	$60	Not met
$5.8	Probable	$75	Not met
$6.8	Probable	$95	Not met
$8.0	Improbable	$120	Not met

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

During the three and nine months ended March 31, 2022, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $1.5 million and $5.3 million, respectively. During the three and nine months ended March 31, 2021, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.3 million and $0.3 million, respectively. As of March 31, 2022 and June 30, 2021, the Company had $5.2 million and $10.5 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option. The unrecognized compensation cost as of March 31, 2022 is expected to be recognized over a period of more than 2.75 years.

The following table summarizes stock option activity during the nine months ended March 31, 2022 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2021	5,175,554	$26.17
Granted	286,000	$37.72
Exercised	(921,001)	$17.32
Forfeited/Cancelled	(123,113)	$29.48
Balance as of March 31, 2022	4,417,440	$28.64	5.50
Options vested and exercisable at March 31, 2022	2,700,170	$21.61	3.38

RSU and PRSU Activity

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

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes RSU and PRSU activity during the nine months ended March 31, 2022 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2021	1,854,956	$26.79	15,000	$34.27
Granted	840,435	$37.44	2,939	$34.27
Released	(517,530)	$22.92	(17,939)	$34.27
Forfeited	(274,972)	$29.44	—	$—
Balance as of March 31, 2022	1,902,889	$32.09	—	$—

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Income Taxes

The Company recorded a provision for income taxes of $16.2 million and $27.1 million for the three and nine months ended March 31, 2022, respectively. The Company recorded a benefit for income taxes of $0.2 million for the three months ended March 31, 2021, and a provision for income taxes of $8.5 million for the nine months ended March 31, 2021. The effective tax rate was 17.4% and 15.9% for the three and nine months ended March 31, 2022, respectively, and (1.2)% and 10.5% for the three and nine months ended March 31, 2021, respectively. The effective tax rate for the three and nine months ended March 31, 2022 is higher than that for the same periods ended March 31, 2021, primarily due to a significant increase in pre-tax income in fiscal 2022 and corresponding decreases in the effective tax rate benefits from R&D credits, deductions for foreign sales, and windfall tax benefits.

As of March 31, 2022, the Company had gross unrecognized tax benefits of $38.9 million, of which, $15.7 million if recognized, would affect the Company's effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of March 31, 2022, the Company had accrued $3.1 million of interest and penalties relating to unrecognized tax benefits.

Under the 2017 Tax Reform Act, starting on July 1, 2018, the Company is no longer subject to federal income tax on earnings remitted from its foreign subsidiaries. As a result of the 2017 Tax Reform Act, the Company has determined that its foreign undistributed earnings are indefinitely reinvested except for undistributed earnings related to the Company's operations in the Netherlands. The Company may repatriate certain foreign earnings from the Netherlands that have been previously taxed in the U.S. The tax impact of such repatriation is estimated to be immaterial.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2019 through 2021. Various states statutes of limitations remain open in general for tax years ended June 30, 2018 through 2021. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2016 through 2021. It is reasonably possible that the Company's gross unrecognized tax benefits will decrease by approximately $1.0 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact the Company's effective tax rate, and would be recognized as additional tax benefits.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 15, 2020, the Company filed a motion to dismiss the further amended complaint, the hearing for which was calendared for September 23, 2020; however, the Court held a conference on September 15 to discuss how the Court could efficiently address the recent SEC settlement agreement. The parties stipulated to allow plaintiffs to further amend the complaint solely to add allegations relating to the SEC settlement. On October 14, 2020, plaintiffs filed a Fourth Amended Complaint. On October 28, 2020, defendants filed a supplemental motion to dismiss. On March 29, 2021, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs’ claims under Sections 10(b) and 20 of the Exchange Act were dismissed with prejudice as against the Company’s former head of Investor Relations, Perry Hayes. Plaintiffs’ Section 10(b) claim, but not the Section 20 claim, was likewise dismissed as to Wally Liaw, a founder, former director, and former SVP of International Sales. The Court denied the motions to dismiss the Section 10(b) and Section 20 claims against the Company, Charles Liang, and Howard Hideshima, the Company’s former CFO. On March 11, 2022, the Company, together with the individual defendants, entered into an agreement in principle with plaintiff’s counsel to settle the action. On April 8, 2022, the parties entered into a stipulation of settlement with plaintiff's counsel. Pursuant to the terms of the stipulation of settlement, and subject to Court approval, plaintiff will dismiss with prejudice and release on behalf of a class of shareholders all claims against defendants, including the Company, in exchange for payment of $18,250,000, of which sum $2,000,000 will be funded by the Company. This settlement, if approved by the Court, will fully resolve the action. A hearing on preliminary approval of the proposed settlement is scheduled for June 2, 2022. As of March 31, 2022, the Company recorded a liability of $18,250,000 for the Hessefort case settlement in accrued liabilities and $16,250,000 of litigation settlement costs recovery in other receivables in its condensed consolidated balance sheets. The net Hessefort litigation settlement costs of $2,000,000 is recorded as a charge to general and administrative expense in the Company's condensed consolidated statement of operations for the three and nine months ended March 31, 2022.

On October 27, 2020, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara (the “Court”), captioned Barry v. Liang, et al., 20-CV-372190. The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, and unjust enrichment arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. Defendants filed demurrers, which were set for hearing on August 4, 2021, but which were continued to September 15, 2021. Following this continuance, on July 21, 2021, Plaintiffs' counsel filed an amended complaint in lieu of responding to the demurrer. The amended complaint added no new claims; primarily, the amendment added allegations describing the March 29, 2021 motion to dismiss decision in the Hessefort class action. Defendants demurred to the amended complaint on August 24, 2021. Following a March 23, 2022 hearing, on March 25, 2022, the Court granted defendants’ demurrers on the grounds that plaintiffs had failed to allege demand futility and the Court dismissed the amended complaint, but with leave to amend by May 20, 2022. The case is otherwise currently stayed. The Company intends to defend the lawsuit vigorously if a second amended complaint is filed.

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On May 5, 2021, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Stein v. Liang, et al., Case No. 3:21-cv-03357-KAW (the “Stein Derivative Action”). The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. The plaintiff seeks unspecified compensatory damages and other equitable relief. Defendants filed motions to dismiss the complaint on August 6, 2021. Rather than oppose defendants’ motions, plaintiff informed defendants that plaintiff was prepared to dismiss his action with prejudice. On September 29, 2021, the parties submitted a stipulation for dismissal with prejudice as to the named plaintiff to the Court for its approval. On December 16, 2021, the Court issued an order for the parties to submit within 30 days a plan of notice of dismissal for the Court’s approval. The Company provided notice as required by the Court on December 21, 2021. No shareholder sought to intervene during the 45-day notice period ending on February 4, 2022, and on March 24, 2022, the Court issued an order dismissing the lawsuit with prejudice as to the named plaintiff.

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

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of March 31, 2022 and any prior periods.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of March 31, 2022, these remaining noncancelable commitments were $628.6 million, including $82.8 million for related parties.

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

The following is a summary of property, plant and equipment, net (in thousands):

	March 31,	June 30,
	2022	2021
Long-lived assets:
United States	$176,012	$180,143
Asia	103,476	91,640
Europe	2,831	2,930
	$282,319	$274,713

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

We commenced operations in 1993 and have been profitable every year since inception. Our net income for the three months ended March 31, 2022 increased to $77.0 million from $18.4 million for the corresponding period in the prior year. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of Intel Corporation, NVIDIA Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc., Broadcom Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Coronavirus (COVID-19) Pandemic Impact

The coronavirus (COVID-19) and its variants have continued to create volatility, uncertainty and economic disruption for many businesses worldwide. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders that govern the operations of businesses. We are an essential critical infrastructure (information technology) business under the relevant federal, state and county regulations. Our first priority is the safety of our workforce and we have therefore implemented numerous health precautions and work practices to be in compliance with the law and to operate in a safe manner.

We have continued to see ongoing demand for our IT solutions and do not have significant direct exposure to industries which have been impacted the greatest. The pandemic has created additional demand for many server applications, that support the global movement towards a digital economy. These applications include greater use of online transactions for everyday purchases by consumers of food, clothing, entertainment from gaming and video streaming, as well as tele-health, social networking, messaging, email, autonomous driving solutions and video conferencing companies.

We have actively managed our supply chain for potential shortage risk by building inventories of critical components required such as CPUs, memory, SSDs and GPUs to support our ability to fulfill customer orders. Our architecture, which is based on a “Building Block Solutions” design approach, has also assisted us during the pandemic, to qualify different components for compatibility with our systems to help us overcome some shortages.

Logistics has continued to be a challenge during this pandemic as the global transportation industry, and particularly ocean transportation, has been challenged by shortages of containers, laborers, truckers and crowded ports. Shipping by air, has been used more frequently despite that it is more expensive and there are fewer flights during the COVID-19 pandemic than there were previously. We have experienced increased costs in freight as well as direct labor costs as we incentivized our employees to continue to work and assist us in serving our customers, many of whom are in critical industries. We expect this trend to continue until the COVID-19 pandemic ends.

We monitor the credit profile and payment history of our customers to evaluate risk in specific industries or geographic areas where cash flow may be disrupted. While we believe that we are adequately capitalized, we actively manage our liquidity needs. In June 2021, we negotiated an extension of our credit facility with Bank of America to extend the maturity date to June 2026 and, in March 2022, further negotiated an increase in the size of our credit facility with Bank of America from $200 million to $350 million. In July 2021, we replaced our prior credit facility and term loan facility with CTBC Bank, with a new facility for omnibus credit lines. In September 2021, we replaced our prior credit facility with E.SUN Bank, with new credit facility and term facility. In September 2021 and April 2022, we entered into a term loan facility and credit line, respectively, with Mega Bank which will be used to support our manufacturing activities (such as purchase of materials and components) and provide medium-term working capital. In October 2021, we entered into a credit facility with Chang Hwa Bank and in January 2022 we entered into a loan agreement with HSBC Bank which will both be used to support the growth of our Taiwan business. See “- Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources.”

Our management team is focused on guiding our company through the ongoing challenges presented by COVID-19, including the emergence of any new variants. There are positive signs with the expiration of various COVID-19 mandates, vaccine availability and the rollout of boosters; however, with the possibility of the emergence of other new virus strains and vaccine supply constraints, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations within the next 12 months.

Financial Highlights

The following is a summary of our financial highlights of the third quarter of fiscal year 2022:

•Net sales increased by 51.3% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

•Gross margin increased to 15.5% in the three months ended March 31, 2022 from 13.7% in the three months ended March 31, 2021.

•Operating expenses increased by 14.2% as compared to the three months ended March 31, 2021, and were equal to 8.9% and 11.8% of net sales in the three months ended March 31, 2022 and 2021, respectively.

•Effective tax rate increased to 17.4% in the three months ended March 31, 2022 from (1.2)% in the three months ended March 31, 2021.

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

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.5%	86.3%	85.6%	84.4%
Gross profit	15.5%	13.7%	14.4%	15.6%
Operating expenses:
Research and development	5.2%	6.5%	5.7%	6.6%
Sales and marketing	1.6%	2.4%	1.9%	2.5%
General and administrative	2.0%	2.9%	2.1%	3.0%
Total operating expenses	8.9%	11.8%	9.6%	12.2%
Income from operations	6.6%	1.9%	4.8%	3.4%
Other (expense) income, net	0.3%	0.2%	0.1%	(0.1)%
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before income tax provision	6.9%	2.1%	4.8%	3.3%
Income tax provision	(1.2)%	—%	(0.8)%	(0.3)%
Share of income (loss) from equity investee, net of taxes	—%	—%	—%	—%
Net income	5.7%	2.1%	4.1%	2.9%

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

The following table presents net sales by product type for the three and nine months ended March 31, 2022 and 2021 (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Server and storage systems	$1,145.9	$693.3	$452.6	65.3%	$2,981.8	$1,953.8	$1,028.0	52.6%
Percentage of total net sales	84.5%	77.4%			83.7%	78.5%
Subsystems and accessories	$209.6	$202.5	$7.1	3.5%	$578.9	$534.6	$44.3	8.3%
Percentage of total net sales	15.5%	22.6%			16.3%	21.5%
Total net sales	$1,355.5	$895.9	$459.6	51.3%	$3,560.7	$2,488.4	$1,072.3	43.1%

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended March 31, 2022 and 2021

The period-over-period increase in net sales of our server and storage systems was due to a 19.7% increase in the number of units of compute nodes sold and a 41.0% increase in the average selling price.
The period-over-period increase in net sales for our subsystems and accessories is only at 3.5% increase and this is primarily driven by an increase in the number of units sold and due to change in product mix, largely offset by lower pricing per unit.

Comparison of Nine Months Ended March 31, 2022 and 2021

The period-over-period increase in net sales of our server and storage systems was due to a 25.2% increase in the number of units of compute nodes sold and a 24.3% increase in the average selling price.
The period-over-period increase in net sales of our subsystems and accessories is primarily due to an increase in the number of units sold by 24.9% offset by a decrease in the average selling prices by 13.3%, driven by product mix.

The following table presents net sales by geographic region for the three and nine months ended March 31, 2022 and 2021 (dollars in millions):

	Three Months Ended March 31,		Change	Change	Nine Months Ended March 31,		Change	Change
	2022	2021	$	%	2022	2021	$	%
United States	$762.4	$499.1	$263.3	52.8%	$1,961.6	$1,458.2	$503.4	34.5%
Percentage of total net sales	56.2%	55.7%			55.1%	58.6%
Asia	$310.0	$207.2	$102.8	49.6%	$857.2	$495.3	$361.9	73.1%
Percentage of total net sales	22.9%	23.1%			24.1%	19.9%
Europe	$205.4	$162.3	$43.1	26.6%	$600.6	$429.2	$171.4	39.9%
Percentage of total net sales	15.2%	18.1%			16.9%	17.2%
Others	$77.7	$27.3	$50.4	184.6%	$141.4	$105.7	$35.7	33.8%
Percentage of total net sales	5.7%	3.0%			4.0%	4.2%
Total net sales	$1,355.5	$895.9			$3,560.6	$2,488.4

Comparison of Three Months Ended March 31, 2022 and 2021

The period-over-period increase in net sales in the United States was primarily due to higher sales driven by higher server and storage systems unit volume, driven by increased sales in the East Coast region combined with higher average selling price. The period-over-period increase in net sales in Asia was due primarily to increased sales in China and Singapore. The increase of net sales in Europe was primarily due to higher sales in the Netherlands and Germany, partially offset by lower sales in Russia. The period-over-period increase in net sales in other countries was primarily due to higher sales in Brazil.

Comparison of Nine Months Ended March 31, 2022 and 2021

The period-over-period increase in net sales in the United States was primarily due to higher sales driven by higher server and storage systems unit volume, driven by increased sales in the East Coast region combined with higher average selling price. The period-over-period increase in net sales in Asia was due primarily to increased sales in China, Singapore, Taiwan and Korea. The period-over-period increase of net sales in Europe was primarily due to higher sales in Germany and the Netherlands. The period-over-period increase in net sales in other countries was primarily due to higher sales in Brazil and U.A.E., partially offset by lower sales in Mexico.

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

Cost of sales and gross margin for the three and nine months ended March 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of sales	$1,144.7	$772.9	$371.8	48.1%	$3,048.0	$2,099.4	$948.6	45.2%
Gross profit	$210.8	$123.0	$87.8	71.4%	$512.7	$389.0	$123.7	31.8%
Gross margin	15.5%	13.7%		1.8%	14.4%	15.6%		(1.2)%

Comparison of Three Months Ended March 31, 2022 and 2021

The period-over-period increase in cost of sales was primarily attributed to an increase of $342.4 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $15.8 million increase in freight costs, a $2.7 million increase in overhead costs and a $8.1 million increase in excess and obsolete inventory charges.

The period-over-period increase in the gross margin percentage was primarily due to sales price increases. Since the start of the COVID-19 pandemic, we have experienced an increase in costs of sales, logistics costs as well as direct labor costs as we incentivize our employees. For the quarter ended March 31, 2022, we were able to mitigate the impact of these higher costs by charging higher prices for our products and services.

Comparison of Nine Months Ended March 31, 2022 and 2021

The period-over-period increase in cost of sales was primarily attributed to an increase of $854.8 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $48.3 million increase in freight charges, a $19.6 million increase due to lower cost recovery of cost paid in prior periods, a $9.9 million increase in excess and obsolete inventory charges and a $7.2 million increase in overhead costs.

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

Operating expenses for the three and nine months ended March 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Research and development	$70.9	$57.9	$13.0	22.5%	$201.5	$165.4	$36.1	21.8%
Percentage of total net sales	5.2%	6.5%			5.7%	6.6%
Sales and marketing	$22.4	$21.8	$0.6	2.8%	$65.9	$62.9	$3.0	4.8%
Percentage of total net sales	1.6%	2.4%			1.9%	2.5%
General and administrative	$27.8	$26.2	$1.6	6.1%	$75.3	$75.9	$(0.6)	(0.8)%
Percentage of total net sales	2.0%	2.9%			2.1%	3.0%
Total operating expenses	$121.0	$106.0	$15.0	14.2%	$342.7	$304.2	$38.5	12.7%
Percentage of total net sales	8.9%	11.8%			9.6%	12.2%

Comparison of Three Months Ended March 31, 2022 and 2021

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to a $10.7 million increase in personnel expenses due to salary increases and a higher headcount and $2.1 million lower non-recurring engineering ("'NRE") payments from certain suppliers and customers towards our development efforts.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to a $2.9 million increase in personnel expenses, offset by a $1.4 million increase in marketing development funds received and a $1.4 million decrease in advertising and other expenses.

General and administrative expenses. The period-over-period change in general and administrative expenses was primarily due to an increase of $1.5 million in compensation and other expenses, $2.5 million increase in professional fees and litigation settlement expenses, offset by $2.5 million decrease in expense relating to special performance awards.

Comparison of Nine Months Ended March 31, 2022 and 2021

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to a $26.8 million increase in personnel expenses due to salary increases and a higher headcount, $5.8 million lower NRE payments from certain suppliers and customers towards our development efforts and a $2.5 million increase in product development costs.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to a $6.5 million increase in personnel expenses, offset by a $2.9 million increase in marketing development funds received and a $0.6 million decrease in advertising and other expenses.

General and administrative expenses. The period-over-period decrease in general and administrative expenses was primarily due to a decrease of $2.6 million in professional fees driven by lower expenses incurred to investigate, assess and remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements and a $6.3 million decrease in expense from special performance awards, offset by a $4.1 million increase in legal and litigation settlement expenses and $4.2 million increase in compensation expenses and other expenses.

Interest and Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit and increased due to higher debt outstanding.

Interest and other (expense) income, net for the three and nine months ended March 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Other (expense) income, net	$4.7	$2.0	$2.7	135.0%	$4.1	$(1.4)	$5.5	(392.9)%
Interest expense	$(1.5)	$(0.6)	$(0.9)	150.0%	$(3.5)	$(1.8)	$(1.7)	94.4%
Interest and other (expense) income, net	$3.2	$1.4	$1.8	128.6%	$0.6	$(3.2)	$3.8	(118.8)%

Comparison of Three Months Ended March 31, 2022 and 2021

The change of $1.8 million in interest and other (expense) income, net was primarily attributable to a $2.7 million increase in foreign exchange gain due to favorable currency fluctuations offset by a $0.9 million increase in interest expense due to increase in loan balances and interest rates.

Comparison of Nine Months Ended March 31, 2022 and 2021

The change of $3.8 million in interest and other (expense) income, net was primarily attributable to a $5.5 million increase in foreign exchange gain due to favorable currency fluctuations offset by a $1.7 million increase in interest expense due to increase in loan balances and interest rates.

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

Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Income tax provision	$16.2	$(0.2)	$16.4	(8,200.0)%	$27.1	$8.5	$18.6	218.8%
Percentage of total net sales	1.2%	—%			0.8%	0.3%
Effective tax rate	17.4%	(1.2)%			15.9%	10.5%

Comparison of Three Months Ended March 31, 2022 and 2021

The income tax provision and effective tax rate for the three months ended March 31, 2022 is higher than that for the three months ended March 31, 2021, primarily due to a significant increase in taxable income while the deductible expenses stayed the same as the same period for the prior year.

Comparison of Nine Months Ended March 31, 2022 and 2021

The income tax provision and effective tax rate for the nine months ended March 31, 2022 is higher than that for the nine months ended March 31, 2021, primarily due to a significant increase in the nine months taxable income and our forecast of annual taxable income, while the tax deductible expenses and R&D tax credit stayed the same as the same period for the prior year.

Share of Income (Loss) from Equity Investee, Net of Taxes

Share of income (loss) from equity investee, net of taxes represents the Company’s share of income from the Corporate Venture in which the Company has 30% ownership.

Share of income (loss) from equity investee, net of taxes for the three and nine months ended March 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Share of income (loss) from equity investee, net of taxes	$0.3	$(0.3)	$0.6	(200.0)%	$0.9	$(0.4)	$1.3	(325.0)%
Percentage of total net sales	0.02%	—%			0.02%	—%

Comparison of Three Months Ended March 31, 2022 and 2021

The period-over-period increase of $0.6 million in share of income (loss) from equity investee, net of taxes was primarily due to more net income recognized by the Corporate Venture.

Comparison of Nine Months Ended March 31, 2022 and 2021

The period-over-period increase of $1.3 million in share of income (loss) from equity investee, net of taxes was primarily due to more net income recognized by the Corporate Venture.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to the financing of real property acquisitions as well as an increase in the need for working capital due to longer supply chain manufacturing and delivery times and funds received from the exercise of employee stock options. Our cash and cash equivalents were $247.4 million and $232.3 million as of March 31, 2022 and June 30, 2021, respectively. Our cash in foreign locations was $150.6 million and $152.6 million as of March 31, 2022 and June 30, 2021, respectively.
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

On January 29, 2021, a duly authorized subcommittee of the Board of Directors approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program is effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased. The Company had $150.0 million of remaining availability under the share repurchase program as of March 31, 2022.

Our key cash flow metrics were as follows (dollars in millions):

	Nine Months Ended March 31,		Change
	2022	2021
Net cash provided by (used in) operating activities	$(415.7)	$59.4	$(475.1)
Net cash used in investing activities	$(35.3)	$(44.6)	$9.3
Net cash provided by (used in) financing activities	$466.4	$(48.4)	$514.8
Net increase (decrease) in cash, cash equivalents and restricted cash	$15.1	$(33.3)	$48.4

Operating Activities

Net cash provided by operating activities decreased by $475.1 million for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021. The decrease was primarily due to an increase in net cash required for net working capital of $552.5 million to meet customer demand, support expected business growth and mitigate supply chain risk due to the COVID-19 pandemic environment and $8.5 million decrease in unrealized gain and loss. These decreases are partially offset by increases in provision for excess and obsolete inventories of $9.0 million and net income of $71.6 million. Since the beginning of the pandemic and resulting supply chain disruptions our management decided to increase all components of our inventory (finished goods, work in process and purchased parts and raw materials). This decision reflected our belief that we had opportunities to increase our net sales if we could mitigate the risks of being unable to satisfy customer demand because of these disruptions, including longer lead times. We expect disruption of the supply chain and longer lead times to continue for the foreseeable future and therefore expect to continue to carry larger amounts of inventory than we would if the supply chain were functioning more normally and predictably.

Investing Activities

Net cash used in investing activities decreased by $9.3 million for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021 as we continued to invest in expanding our manufacturing capacity and office space, including the expansion of our Green Computing Park in San Jose and Bade manufacturing facility in Taiwan.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2022 was $466.4 million while net cash used by financing activities for the nine months ended March 31, 2021 was $48.4 million. The change in cash flows from financing activities was primarily due to an increase of $402.3 million in proceeds from borrowings net of repayment, offset by a $117.9 million decrease in stock repurchases.

Other Factors Affecting Liquidity and Capital Resources

Bank of America

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On March 3, 2022, the 2018 Bank of America Credit Facility was amended to, among other items, increase the size of the facility from $200.0 million to $350.0 million and change provisions relating to payments and LIBOR replacement mechanics to secured overnight financing rate (“SOFR"). The obligations bear a base interest rate plus 0.5% to 1.5% based on the SOFR availability. The amendment was accounted for as a modification and the impact was immaterial to the consolidated financial statements. Prior to that, on June 28, 2021, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 28, 2026 and increase the maximum amount that the Company can request the facility be increased from $100 million to $150 million. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to pay any dividends. The 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries and contains a financial covenant, which requires that the Company maintain a certain fixed charge coverage ratio, for each twelve-month period while in a Trigger Period, as defined in the agreement, is in effect.

As of March 31, 2022, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $241.5 million. As of June 30, 2021, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. The interest rates under the 2018 Bank of America Credit Facility as of March 31, 2022 and June 30, 2021 range from 1.50% to 1.54%. The balance of debt issuance costs outstanding as of March 31, 2022 and June 30, 2021 was $0.8 million and $0.5 million, respectively. The Company is in compliance with all the covenants under the 2018 Bank of America Credit Facility, and as of March 31, 2022, the Company's available borrowing capacity was $108.5 million, subject to the borrowing base limitation and compliance with other applicable terms.

On March 23, 2022 (the “Effective Date”), the Company through its Taiwan subsidiary entered into an Uncommitted Facility Agreement for credit lines with Bank of America – Taipei Branch (the “2022 Bank of America Credit Facility”), for an

amount not to exceed in aggregate $20.0 million. The interest rate will be quoted by Bank of America – Taipei Branch for each drawdown. As of March 31, 2022, there were no outstanding borrowings under this Bank of America Credit Facility.

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

As of March 31, 2022 and June 30, 2021, the amounts outstanding under the 2020 CTBC Term Loan Facility were $41.7 million and $34.7 million, respectively. The interest rates for these loans were 0.70% per annum as of March 31, 2022, and 0.45% as of June 30, 2021. Under the 2021 CTBC Machine Loan, the amounts outstanding were $5.5 million on March 31, 2022. The interest rates for this loan was 0.90% per annum as of March 31, 2022. As of June 30, 2021, there were no outstanding borrowings under the 2021 CTBC Machine Loan.

The total outstanding borrowings under the 2021 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $0.0 million and $25.1 million at March 31, 2022 and June 30, 2021, respectively. The 2021 CTBC Credit Facility term loan was repaid on October 26, 2021. The interest rate for the 2021 CTBC Credit Facility term loan was 0.75% per annum as of June 30, 2021. As of March 31, 2022 and June 30, 2021, the outstanding borrowings under the 2021 CTBC Credit Facility revolving line of credit were $101.0 million and $18.0 million, respectively. The interest rates for these loans ranges from 0.94% to 1.40% per annum as of March 31, 2022 and 0.98% per annum as of June 30, 2021. As of March 31, 2022, the amount available for future borrowing under the 2021 CTBC Credit Facility was $4.0 million. As of March 31, 2022, the net book value of land and building located in Bade, Taiwan, collateralizing the 2021 CTBC Credit Lines was $77.7 million. The financial covenants under the 2021 CTBC Credit Lines will be reviewed by CTBC Bank every six months on June 30 and December 31.

E.SUN Bank

2021 E.SUN Bank Credit Facility

The Company through its Taiwan subsidiary was party to that certain General Credit Agreement, dated December 2, 2020, with E.SUN Bank (“E.SUN Bank”), which provided for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of US$30.0 million (the “Prior E.SUN Bank Credit Facility”). The term of the Prior E.SUN Bank Credit Facility expired on September 18, 2021.

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

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the E.SUN Bank Effective Date for (i) a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) in financing for use in research and development activities (the “Term Loan”), and (ii) a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days. As of March 31, 2022, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $28.1 million and the interest rates for these loans were 1.245% per annum. As of March 31, 2022 and June 30, 2021, the amounts outstanding under the Import Loan were $23.0 million and $20.4 million, respectively. The interest rate for the quarter ended March 31, 2022 ranges from 1.09% to 1.33%. The interest rate for the quarter ended June 30, 2021 ranges from 1.00% to 1.29% per annum. At March 31, 2022, the amount available for future borrowing under the Import Loan was $7.0 million.

Mega Bank

Mega Bank Credit Facilities

On September 13, 2021 (the “Mega Bank Effective Date”), the Company through its Taiwan subsidiary entered into a NTD 1,200.0 million ($43.2 million U.S. dollar equivalent) credit facility (the “Mega Bank Credit Facility”) with Mega International Commercial Bank (“Mega Bank”). The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. The first drawdown date was on October 4, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate depends upon the amount borrowed under Mega Bank Credit Facility, and as of the Mega Bank Effective Date, ranges from 0.645% to 0.845% per annum. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown, and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable. As of March 31, 2022, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $41.8 million and the interest rates ranged from 0.895% to 1.095% per annum.

Credit Agreement with Mega Bank

On April 25, 2022, the Company through its Taiwan subsidiary, entered into a $20.0 million (or foreign currency equivalent) (the “Credit Limit”) Omnibus Credit Authorization Agreement (the “Omnibus Credit Authorization Agreement”) with Mega Bank. The Omnibus Credit Authorization Agreement permits individual credit authorizations subject to specified drawdown conditions up to the Credit Limit (on a revolving basis) to be used as loans for the purchase of materials or supplies. During the loan period, the Company is required to maintain 100% direct or indirect share ownership of the Taiwan subsidiary.

Pursuant to the Omnibus Credit Authorization Agreement, the Taiwan subsidiary also entered into both a Credit Authorization Agreement (the “Credit Authorization Agreement”) and Credit Authorization Approval Notice (the “Credit Authorization Approval Notice”) with Mega Bank and associated branch of Mega Bank, respectively. Pursuant to such Agreement and Notice, Mega Bank permits the Taiwan subsidiary to make drawdowns up to the Credit Limit for short-term loans for material purchases with a tenor not to exceed 120 days on a revolving basis. Drawdowns under the Mega Bank facility may be made through March 2023. The interest rate for each individual credit authorization is adjusted according to the Mega Bank’s USD basic loan interest rate at the time of signing the agreement which was 0.90% per annum. Interest on such drawdowns is based upon TAIFX OFFER for six months plus 0.23% and divided by 0.946, subject to periodic adjustment and adjustment in certain other circumstances, such as failure to maintain a sufficient balance in a demand deposit account with Mega Bank which are subject to the bank’s right of set off. The interest rate shall be adjusted once every month but shall not be lower than the USD basic loan interest rate plus 0.1%. If the loan involves the acceptance of bill of exchange, the Company would pay handling fee at the annual rate of 0.75% calculated based on the number of actual acceptance days. The fee is paid in full upon acceptance and a minimum handling fee of NTD 400 is charged for each transaction. Amounts borrowed are otherwise unsecured, and the Credit Authorization Agreement has customary default provisions permitting Mega Bank to reduce the extension of credit, shorten the term for loan repayment or declare all of the amounts immediately due and payable. The Company is not a guarantor under the Credit Authorization Agreement or Credit Authorization Approval Notice.

Chang Hwa Bank

Chang Hwa Bank Credit Facility

On October 5, 2021 (the “Chang Hwa Bank Effective Date”), the Company through its Taiwan subsidiary entered into a credit facility (the “Chang Hwa Bank Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”). The Chang Hwa Bank Credit Facility permits borrowings of up to NTD 1,000.0 million ($36.0 million U.S. dollar equivalent), including up to $20.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. The Chang Hwa Bank Credit Facility has customary default provisions permitting Chang Hwa Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in cross-default provisions with respect to the other Taiwan subsidiary debt obligations. Under the Chang Hwa Bank Credit Facility, Chang Hwa Bank has the right to demand collateral for debts owed. As of March 31, 2022, the total outstanding borrowings under the Chang Hwa Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $34.8 million and the interest rate is 1.05% per annum.

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

Terms for specific drawdown instruments issued under the Loan Agreement, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, may be set forth in Facility Letters (a “Facility Letter”) negotiated with the HSBC Bank. Under a Facility Letter entered into on the HSBC Bank Effective Date, the Taiwan subsidiary and the HSBC Bank have agreed to a $30.0 million export/seller trade facility under the Loan Agreement with a tenor of 120 days. The interest rate thereunder is based on the HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis, and principal is repayable on the due date.

As of March 31, 2022, the outstanding borrowings under the 2022 HSBC Bank Credit Facility revolving line of credit were $30.0 million. The interest rates for these loans were approximately 0.96% per annum as of March 31, 2022. As of March 31, 2022, there was no amount available for future borrowing under the 2022 HSBC Bank Credit Facility.

Refer to Part I, Item 1, Note 6, “Short-term and Long-term Debt,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Capital Expenditure Requirements

We intend to continue to focus our capital expenditures in fiscal year 2022 to support the growth of our operations. We anticipate our capital expenditures for the remainder of fiscal year 2022 will be approximately $10 to $15 million, relating primarily to costs associated with our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our information systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts, applications or technologies.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2022, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.70% to 1.54% at March 31, 2022 and June 30, 2021. Based on the outstanding principal indebtedness of $547.5 million under our credit facilities as of March 31, 2022, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange loss for both the three and nine months ended March 31, 2022 was $0.5 million and $4.3 million, respectively, and for three and nine months ended March 31, 2021 was $2.0 million and $(1.6) million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A “Risk Factors” of our 2021 10-K. In addition, we are subject to the following risks:

Recent events in eastern Europe present challenges and risks to us, and no assurances can be given that current or future developments would not have a material adverse effect on our business, results of operations and financial condition.

The crisis in eastern Europe continues to be a challenge to global companies, including us, which have customers in the impacted regions. The U.S. and other global governments have placed restrictions on how companies may transact with businesses in these regions, particularly Russia, Belarus and restricted areas in Ukraine. Because of these restrictions and the growing logistical and other challenges, we have paused sales to Russia, Belarus and the restricted areas in Ukraine. This decision, which is in line with the approach of other global technology companies, helps us comply with our obligations under the various requirements in the U.S. and around the world. While it is difficult to estimate the impact on our business and financial position of our pause in sales to Russia, Belarus and the restricted areas in Ukraine and the current or future sanctions, our pause in sales and these sanctions could have adverse impacts on us in future periods. For example, we do not make a material portion of our sales or acquire a material portion of our parts or components directly from impacted regions; however, our suppliers and their suppliers may acquire raw materials for parts or components from the impacted regions. Supply disruptions may make it harder for them to find favorable pricing and reliable sources for materials they need, which may put upward pressure on their costs and increasing the risks that our costs may increase and that it may be more difficult, or we may be unable, to acquire materials needed. As another example, the crisis may further exacerbate inflationary pressures that have indirect impacts on our business, such as further increasing our logistics costs from rising fuel prices and/or our compensation expense. In addition, no assurances can be given that additional developments in the impacted regions, and responses thereto from the U.S. and other global governments, would not have a material adverse effect on our business, results of operations and financial condition.

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

During the three months ended March 31, 2022, we did not repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    None.

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1
General Loan, Export/Import Financing, Overdraft Facilities and Securities Agreement dated as of January 7, 2022 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 13, 2022)

10.2
Facility Letter dated as of January 7, 2022 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 13, 2022)

10.3
Fifth Amendment to Loan and Security Agreement with Bank of America, N.A. dated to be effective as of March 3, 2022 by and among Super Micro Computer, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2022)

10.4
English language translation of the Omnibus Credit Authorization Agreement dated as of April 25, 2022 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 28, 2022)

10.5
English language translation of the Credit Authorization Agreement dated as of April 25, 2022 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 28, 2022)

10.6
English language translation of the Credit Authorization Approval Notice dated as of March 4, 2022 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (Linkou Branch) (incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 25, 2022)

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

                                SUPER MICRO COMPUTER, INC.

Date:	May 6, 2022	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 6, 2022	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)