Form 10-K
period 2022-06-30
Super Micro Computer, Inc.
filed 2022-08-29
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________

Form 10-K
______________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
Commission File Number 001-33383

______________________________________________________________________

Super Micro Computer, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on December 31, 2021, as reported by the NASDAQ Global Select Market, was $1,962,046,138. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of July 31, 2022, there were 52,347,039 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2022

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

PART I

Item 1.        Business

Our Company

We are a Silicon Valley-based provider of accelerated compute platforms that are application-optimized high-performance and high-efficiency server and storage systems for various markets, including enterprise data centers, cloud computing, artificial intelligence, 5G and edge computing. Our solutions, which we refer to as Total IT Solutions, include complete servers, storage systems, modular blade servers, blades, workstations, complete rack scale plug and play solutions delivering pre-defined and pre-tested full rack scale solutions, networking devices, server sub-systems, system management and security software. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure. We offer our customers a high degree of flexibility and customization by providing a broad array of server models and configurations from which they can choose the best solutions to fit their computing needs. Our server and storage systems, sub-systems and accessories are architecturally designed to provide high levels of reliability, quality, configurability, and scalability.

Our in-house design competencies, design control over many of the components used within our server and storage systems, and our Server Building Block Solutions® (an innovative, modular and open architecture) enable us to rapidly develop, build and test our compute platforms along with our server and storage systems, sub-systems and accessories with unique configurations. As a result, when new technologies are brought to market, we are generally able to quickly assemble a broad portfolio of solutions by leveraging common building blocks across product lines. We work closely with the leading microprocessor, graphics processing units (“GPU”), memory, disk/flash, and interconnect vendors and other hardware and software suppliers to coordinate our new products' design with their product release schedules. This enhances our ability to introduce new products incorporating the latest technology rapidly. We seek to be the first to market with products incorporating new technologies and to offer the broadest selection of products using those technologies to our customers.

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

SMCI | 2022 Form 10-K | 1

We conduct our operations principally from our Silicon Valley headquarters, Taiwan and Netherlands facilities. Our sales and marketing activities operate through a combination of our direct sales force and indirect sales channel partners. We work with distributors, value-added resellers, system integrators, and original equipment manufacturers ("OEMs") to market and sell our optimized solutions to their end customers in our indirect sales channels.

Strategy

Our objective is to be the world’s leading provider of solutions using accelerated compute platforms that are application-optimized offering high-performance server, storage and networking. Achieving this objective requires continuous development and innovation of our Total IT Solutions with better price-performance and architectural advantages compared with our prior generation of solutions and with solutions offered by our competitors. Through our strategy, we seek to maintain or improve our relative competitive position in many product areas and pursue markets that provide us with additional long-term growth opportunities. Key elements of our strategy include executing upon the following:

A Strong Internal Research and Development and Internal Manufacturing Capability

We are continually investing in our engineering organization. As of June 30, 2022, we had over 2,000 employees in our research and development organization. These resources, along with our understanding of complex computing and storage requirements, enable us to deliver product innovation featuring advanced functionality and capabilities required by our customers. Also, substantially all of our servers are tested and assembled in our facilities, and more than half of our final server and storage production is completed in San Jose, California. Our engineering aptitude, coupled with our internal manufacturing capability, enables rapid prototyping and product roll-out, contributing to a high level of responsiveness to our customers.

Introducing More Innovative Products, Faster

We seek to sustain advantages in both time-to-market and breadth of products incorporating the latest technological innovations, such as new processors, advancements in storage and evolving I/O technologies. We seek these advantages by leveraging our in-house design capabilities and our Building Block Solutions ® architecture. This allows us to offer customers a broad choice of products to match their target application requirements. In November 2021, we announced the Universal GPU server; which enables customers to choose the most suitable CPUs and GPUs, and switch configurations for their specific applications and workloads. In February 2022, we introduced the SuperEdge multi-node Server for 5G, IoT, and edge applications. This 2U, 3-node, short-depth design increases node density by 50% for high-density computing at the intelligent edge.

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

Leveraging Our Global Operating Structure

We plan to continue to increase our worldwide manufacturing capacity and logistics abilities in the United States, Taiwan and the Netherlands to more efficiently serve our customers and lower our overall manufacturing costs.
SMCI | 2022 Form 10-K | 2

Products and Services

We offer a broad range of accelerated compute platforms that are application-optimized server solutions, rackmount and blade servers, storage, and subsystems and accessories, which can be used to build complete server and storage systems. These Total IT Solutions and products are designed to serve a variety of markets, such as enterprise data centers, cloud computing, artificial intelligence (“AI”) and 5G/edge computing. The percentage of our net sales represented by sales of server and storage systems increased to 85.9% in fiscal year 2022 compared to 78.4% in fiscal year 2021 and 78.5% in fiscal year 2020, and the percentage of our net sales represented by sales of subsystems and accessories was 14.1% in fiscal year 2022, 21.6% in fiscal year 2021 and 21.5% in fiscal year 2020. During fiscal year 2022, we experienced increased revenue from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year decrease in net sales of subsystems and accessories was primarily due to the emphasis of selling full systems and servers which require utilization of the subcomponents. We complement our accelerated compute platforms inclusive of server and storage system offerings with software management/security solutions, global services and support, the revenue for which is included in our server and storage systems revenue.

Server and Storage Systems

We sell accelerated compute platforms comprised of a combination of server and storage systems in rackmount, blade, multi-node and embedded form factors, which support single, dual, and multiprocessor architectures. Our key product lines include:

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

In addition to our accelerated compute platforms business, we offer a large array of modular server subsystems and accessories, such as server boards, chassis, power supplies and other accessories. These subsystems are the foundation of platform solutions and span product offerings from the entry-level single and dual-processor server segment to the high-end multiprocessor market. The majority of the subsystems and accessories we sell individually are designed to work together to improve performance and are ultimately integrated into complete server and storage systems.

Server Software Management Solutions

Our open industry-standard remote system management solutions, such as our Server Management suite, including Supermicro Server Manager (“SSM”), Supermicro Power Management software (“SPM”), Supermicro Update Manager (“SUM”), SuperCloud Composer and SuperDoctor 5, have been designed to help manage large-scale heterogeneous data center environments.
SMCI | 2022 Form 10-K | 3

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

Research and Development

We perform most of our research and development activities in-house in the United States at our facilities in San Jose, California, and in Taiwan, increasing the communication and collaboration between design teams to streamline the development process and reduce time-to-market. We believe that the combination of our focus on internal research and development activities, our close working relationships with customers and vendors and our modular design approach allows us to decrease time-to-market. We continue to invest in reducing our design and manufacturing costs and improving the performance, cost-effectiveness and power- and space-efficiency of our Total IT Solutions.

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

Customers

During each of fiscal year 2022 and fiscal year 2021, we sold to over 1,000 direct customers in over 100 countries. During fiscal year 2020, we sold to over 820 direct customers. In addition, over the three years ended June 30, 2022, we have sold to thousands of end users through our indirect sales channel. These customers represent a diverse set of market verticals including enterprise data centers, cloud computing, artificial intelligence, 5G and edge computing markets. In each of fiscal years 2022, 2021 and 2020, no customer represented greater than 10% of our total net sales.

Sales and Marketing

Our sales and marketing activities are conducted through a combination of our direct sales force and our indirect sales channel partners. Our direct sales force is primarily focused on selling Total IT Solutions, including management software and global services to large scale cloud, enterprise and OEM customers. In addition, we are planning to offer optimized products with our command-center-based services, starting with a comprehensive product auto-configurator. The command center is the foundation of our expanding B2C and B2B programs.

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

SMCI | 2022 Form 10-K | 4

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

International Sales

Our global sales efforts are supported both by our international offices in the Netherlands, Taiwan, South Korea, United Kingdom, China and Japan as well as by our United States based sales team. Product fulfillment and first level support for our international customers are provided by Supermicro Global Services and through our indirect sales channel and OEMs. Sales to customers located outside of the United States represented 41.6%, 40.7% and 41.4% of net sales in fiscal years 2022, 2021 and 2020, respectively.

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

Manufacturing and Quality Control

We manufacture the majority of our systems at our San Jose, California headquarters. We believe we are the only major server, storage and accelerated compute platform vendor that designs, develops, and manufactures a significant portion of their systems in the United States. Global assembly, test and quality control of our servers are performed at our manufacturing facilities in San Jose, California, Taiwan and the Netherlands. Each of our facilities Quality and Environmental Management System has been certified according to ISO 9001, ISO 14001 and/or ISO 13485 standards. Our suppliers and contract manufacturers are required to support the same standards to maintain consistent product and service quality and continuous improvement of quality and environmental performance.

We use several third-party suppliers and contract manufacturers for materials and sub-assemblies. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom Technology, Inc. (“Ablecom”) and its affiliate Compuware Technology, Inc. ("Compuware"), both of which are related parties, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and several other components. Ablecom also coordinates the manufacturing of chassis for us. In addition to providing a large volume of contract manufacturing services to us, Ablecom warehouses multiple components and subassemblies manufactured by various suppliers before shipment to our facilities in the United States, Europe and Asia. We also have a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements and lease agreements for office space. See Part II, Item 8, Note 12, “Related Party Transactions,” to the consolidated financial statements and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

SMCI | 2022 Form 10-K | 5

We monitor our inventory continuously to be able to meet customer delivery requirements and to avoid inventory obsolescence. Due to our building-block designs, our inventory can generally be used with multiple different products, lowering working capital requirements and reducing the risk of inventory write-downs.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. We compete primarily with large vendors of x86-based general purpose servers and components. In addition, we also compete with smaller vendors that specialize in the sale of server components and systems. In recent years, we have experienced increased competition from original design manufacturers ("ODMs”) that benefit from their scale and very low-cost manufacturing and are increasingly offering their own branded products. We believe our principal competitors include:

•Global technology vendors, such as Cisco, Dell, Hewlett-Packard Enterprise, and Lenovo;
•ODMs, such as Foxconn, Quanta Computer, and Wiwynn Corporation; and
•OEMs, such as Inspur.

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

Government Regulation

Our worldwide business activities subject us to various federal, state, local, and foreign laws in the countries in which we operate, and our Total IT Solutions are subject to laws and regulations affecting their sale. To date, costs and accruals incurred to comply with these governmental regulations, including environmental regulations, have not been material to our capital expenditures, results of operations, and competitive position. Although there is no assurance that existing or future governmental laws and regulations, including environmental regulations, applicable to our operations or Total IT Solutions will not have a material adverse effect on our capital expenditures, results of operations, and competitive position, we do not currently anticipate material increases in expenditures for compliance with government regulations.

Human Capital Resources and Management

Mission, Culture, and Engagement

“The key to success in technology is designing a company around people committed to work that they love,” said Charles Liang, Supermicro Founder, President, Chief Executive Officer, and Chairman of the Board. We aim to attract, develop, and retain a high performing and engaged global workforce.

As of June 30, 2022, we employed 4,607 full time employees, consisting of 2,089 employees in research and development, 525 employees in sales and marketing, 456 employees in general and administrative and 1,537 employees in manufacturing. Of these employees, 2,222 employees are based in our San Jose facilities. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.
SMCI | 2022 Form 10-K | 6

We are committed to protecting the environment through our “We Keep IT Green” initiative as a first to market innovator in high-performance, high-efficiency server, storage, networking and management total solutions. We recognize the critical importance of talent and culture to our success and ability to fulfill this vision.

We encourage opportunities for growth and conduct regular performance reviews that set clear expectations to motivate employees and align their performance with company objectives. Supermicro Portal, our internal intranet, was created to keep employees informed about key changes to our business and company-wide resources.

Diversity, Equity, Inclusion, and Belonging

We strive to create a culture that promotes diversity, equity, inclusion, and belonging to boost team dynamics, productivity, and innovation within the organization. Employees should be treated fairly and respectfully despite differences and should feel accepted in the workplace to contribute their perspective and be valued. We are committed to increasing diversity in our workforce at all levels and regularly monitor our recruitment process with an aim to improve the diversity of our workforce and candidate pool.

Talent Development, Acquisition, Retention and Rewards

Talent Strategy

Our talent strategy focuses on attracting skilled, engaged employees who contribute the talent and skills critical to our innovative and forward-looking workforce. Our recruiting process actively sources talent supporting our ability to hire candidates with professional qualifications and potential. We identify opportunities through tracking and analyzing data from various sources such as annual performance reviews to assess our progress in ensuring critical talent are in critical roles.

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

Total Rewards Program

Our total rewards program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, incentive bonus programs, and long-term equity awards, including restricted stock units and options, tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer U.S. employees benefits such as life and health (medical, dental & vision) insurance, paid time off, sick leave, holiday pay, and a 401(k) plan. Outside of the U.S., we provide benefits based on local requirements and needs.

Health, Safety & Wellness

Throughout our history, we have maintained our commitment to providing a safe workplace that protects against and limits personal injury and environmental harm. We follow international standards and regulations for product safety and security. Our health and safety programs emphasize personal accountability, professional conduct, and regulatory compliance, while our culture fosters a sense of proactivity, caution, and communication. In the development of our products, we define and perform various tests to ensure Product Safety and Security. We evaluate risks using both government-required procedures and best practices to ensure we understand residual risk and appropriately protect our employees. We engage in proactive efforts to prevent occupational illnesses and injuries which allows us to maintain a safe, healthy, and secure workplace. We have a Safety Committee, which is designed to promote communications regarding health, safety, and emergency response procedures and to help implement improvements to our work areas and practices.

SMCI | 2022 Form 10-K | 7

We are committed to complying with applicable laws, including those associated with labor and employment, across all areas of our operations. In addition, we abide by global standards, irrespective of legal requirements, regarding the treatment of workers such as those detailed by the Responsible Business Alliance (“RBA”). These include prevention of excessive working hours and unfair wages, controls to prohibit child labor and human trafficking and bolstering workplace health and safety measures.

From the start of the COVID-19 pandemic, we proactively implemented preventative protocols, which we continuously assess and update for changes in conditions and applicable regulations. These preventative protocols are intended to safeguard our employees, contractors, suppliers, customers, and communities, and to ensure business continuity. We are following government policies and recommendations designed to slow the spread of COVID-19 and are committed to the health and safety of anyone in our facilities.

To respond to the COVID-19 pandemic, we implemented the following precautions:

•We require that on-site employees and visitors complete a daily health questionnaire, provide thermometers in all buildings, and adhere to social distance requirements, mask protocols and our internal vaccination mandate;
•We exclude employees who test positive for COVID-19 from the workplace, conduct contact tracing, provide self-tests for employee surveillance, disinfect common areas daily and carry out weekly fogging of each building, minimize non-priority business travel, and provide personal HEPA air purifiers for each employee; and
•To respond to changing COVID-19 updates, we work closely with our Environmental Health and Safety team to monitor and periodically update our policies.

We believe these actions are appropriate and essential to safeguard our employees, contractors, suppliers, customers, and communities while allowing us to safely continue operations.

Board Oversight of Human Capital Management

Our Board of Directors, as a part of its overall responsibility to provide oversight, has purview over matters related to human capital management. Our Compensation Committee provides oversight of various matters related to human capital management, such as incentive compensation plans and equity compensation plans and the administration of such plans, compensation matters outside of the ordinary course, and compensation policies.

Corporate Information

We were founded in and maintain our worldwide headquarters and the majority of our employees in San Jose, California. We are one of the largest employers in the City of San Jose and an active member of the San Jose and Silicon Valley community.

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
SMCI | 2022 Form 10-K | 8

Additionally, during the fiscal year 2022, the computer server industry experienced global supply chain shortage, which requires us to carry more inventories to fulfill our customers and partners’ demands and backlogs.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge, on or through our website at www.supermicro.com as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Information contained on our website is not incorporated by reference in, or made part of, this Annual Report or our other filings with, or reports furnished to, the SEC. The SEC also maintains a website that contains our SEC filings.

SMCI | 2022 Form 10-K | 9

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock.

Risk Factor Summary

Operational and Execution Risks

•The effects of the COVID-19 pandemic and other macroeconomic factors exacerbated by the COVID-19 pandemic adversely affected our business operations, financial condition and results of operations, and there are no assurances adverse effects will not continue.
•Recent events in eastern Europe and the Taiwan Strait present challenges and risks to us, and no assurances can be given that current or future developments would not have a material adverse effect on our business, results of operations and financial condition.
•Adverse economic conditions may harm our business.
•Our quarterly operating results have fluctuated and will likely fluctuate in the future.
•Our revenue and margins for a particular period are difficult to predict, and a shortfall in revenue or decline in margins may harm our operating results.
•As we increasingly target larger customers and larger sales opportunities, our customer base may become more concentrated, our cost of sales may increase, our margins may be lower, our borrowings may be higher with effects on our cash flow, we are exposed to inventory risks, and our sales may be less predictable.
•If we fail to meet any publicly announced financial guidance or other expectations about our business, it could cause our stock to decline in value.
•Increases in average selling prices for our Total IT Solutions have historically significantly contributed to increases in net sales in some of the periods covered. Such prices are subject to decline if customers do not continue to purchase our latest generation products or additional components, which could harm our results of operations.
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
SMCI | 2022 Form 10-K | 10

•We depend upon the development of new products & enhancements to existing products. If we fail to predict or respond to emerging technological trends & our customers’ changing needs, our operating results and market share may suffer.
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
•If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.
•Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.
•Any failure to protect our intellectual property could impair our brand and our competitiveness.
•Resolution of claims that we have violated or may violate the intellectual property rights of others could require us to indemnify others or pay significant royalties to third parties.
•Provisions of our governance documents and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management.

Financial Risks

•We incurred significant expenses related to the matters that led to the delay in the filing of our 2017 10-K and may incur additional expenses related to resulting litigation.
•Our R&D expenditures, as a percentage of our net sales, are considerably higher than many of our competitors.
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
•The concentration of our capital stock ownership with insiders likely limits your ability to influence corporate matters.
•We do not expect to pay any cash dividends for the foreseeable future.

General Risks

•Our products may not be viewed as supporting climate change mitigation in the IT sector.
•Our business and operations may be impacted by natural disaster events, including those brought on by climate change.

SMCI | 2022 Form 10-K | 11

Operational and Execution Risks

The effects of the COVID-19 pandemic and other macroeconomic factors exacerbated by the COVID-19 pandemic adversely affected our business operations, financial condition and results of operations, and there are no assurances adverse effects will not continue.

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

During the COVID-19 pandemic, we continued our manufacturing operations and customers’ orders processing and services, although our productivity at times slowed, especially in the United States and in the Netherlands. Logistics has continued to be a challenge during the COVID-19 pandemic as the global transportation industry, and particularly ocean transportation, has been constrained by shortages of containers, labor, truckers and crowded ports. The COVID-19 pandemic also adversely impacted shipments to our customers and, to a lesser extent, our ability to provide services and support to our customers. As a result, shipping by air has been used more frequently despite that it is more expensive and there are fewer flights during the COVID-19 pandemic than there were previously. We have experienced increased costs in freight. In addition, we also experienced increased direct labor costs as we incentivized our employees to continue to work and assist us in serving our customers, many of whom are in critical industries. We expect both of these trends to continue until the COVID-19 pandemic and other macroeconomic factors exacerbated by the COVID-19 pandemic end. We have invested capital to procure key components (such as CPUs, memory, SSDs and GPUs) so we can maintain reasonable lead times to fulfill orders for our customers. There are positive signs with the expiration of various COVID-19 mandates, vaccine availability and the rollout of boosters; however, with the possibility of the emergence of other new virus strains and vaccine supply constraints, we are unable to predict the ultimate extent to which the global COVID-19 pandemic (or other potential infectious diseases, such as the currently spreading monkeypox virus) may further impact our business operations, financial performance and results of operations.

The extent to which the effects of the COVID-19 pandemic and other macroeconomic factors exacerbated by the COVID-19 pandemic will continue to impact our business, operations, financial condition and results of operations will depend on numerous evolving factors that we may not be able to control or predict, including:

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
•Factors affecting the availability of human capital, including either shortage of labor and/or heightened unemployment;
•The global economic recession and/or inflation pressures;
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

SMCI | 2022 Form 10-K | 12

Recent events in eastern Europe and the Taiwan strait present challenges and risks to us, and no assurances can be given that current or future developments will not have a material adverse effect on our business, results of operations and financial condition.

The crisis in eastern Europe continues to be a challenge to global companies, including us, which have customers in the impacted regions. The U.S. and other global governments have placed restrictions on how companies may transact with businesses in these regions, particularly Russia, Belarus and restricted areas in Ukraine. Because of these restrictions and the growing logistical and other challenges, we have paused sales to Russia, Belarus and the restricted areas in Ukraine. This decision, which is in line with the approach of other global technology companies, helps us comply with our obligations under the various requirements in the U.S. and around the world. While it is difficult to estimate the impact on our business and financial position of both (i) our pause in sales to Russia, Belarus and the restricted areas in Ukraine and the current or future sanctions and (ii) tensions in the Taiwan strait, our pause in sales and these sanctions and continuing rising tensions could have adverse impacts on us in future periods, although they have not been material to date. For example, with respect to Russia, Belarus and the restricted areas in Ukraine, we do not make a material portion of our sales or acquire a material portion of our parts or components directly from impacted regions; however, our suppliers and their suppliers may acquire raw materials for parts or components from the impacted regions. Supply disruptions may make it harder for them to find favorable pricing and reliable sources for materials they need, which may put upward pressure on their costs and increasing the risks that our costs may increase and that it may be more difficult, or we may be unable, to acquire materials needed. In addition, the crises may further exacerbate inflationary pressures that have indirect impacts on our business, such as further increasing our logistics costs from rising fuel prices and/or continuing to increase our compensation expense. In addition, no assurances can be given that additional developments in the impacted regions, and responses thereto from the U.S. and other global governments, would not have a material adverse effect on our business, results of operations and financial condition.

Adverse economic conditions may harm our business.

Our business depends on the overall demand for accelerated compute platforms. Global financial developments and downturns seemingly unrelated to us or our industry may harm us. If economic conditions, including inflation, increased interest rates, economic output and currency exchange rates, in these markets and other key potential markets for our Total IT Solutions remain uncertain or further deteriorate, including as a result of the downturn in the global economy, the Russia-Ukraine conflict and related sanctions and trade restrictions, the effects of the COVID-19 pandemic or other reasons, customers may delay or reduce their spending. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets may harm our customers’ available budgetary spending, which could lead to cancellations or delays in planned purchases of our Total IT Solutions. If our customers or potential customers experience economic hardship, this could reduce the demand for our Total IT Solutions, delay and lengthen sales cycles, lower prices for our Total IT Solutions, and lead to slower growth or even a decline in our revenues, operating results and cash flows.

Inflation in the U.S. has recently increased at a rate not seen in several decades, which may result in decreased demand for our Total IT Solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced spending and volatility in financial markets. Inflation may continue to increase, both in the U.S. and globally, which could increase our operating costs and reduce demand for our Total IT Solutions. The Federal Reserve has significantly raised, and may again raise, interest rates in response to concerns over inflation risk, which may increase our own borrowing costs and/or reduce our clients’ access to debt financing, reduce technology expenditures and demand for our Total IT Solutions.

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
•The occurrence of global pandemics, including COVID-19, and other events that impact the global economy or one or more sectors of the global economy, such as the global economic downturn and recent events in eastern Europe;
•The ability of our customers and suppliers to obtain financing or fund capital expenditures;
•Fluctuations in the timing and size of large customer orders, including with respect to changes in sales and implementation cycles of our products into our customers’ spending plans and associated revenue;
SMCI | 2022 Form 10-K | 13

•Variability of our margins based on the mix of server and storage systems, subsystems and accessories we sell and the percentage of our sales to internet data center, cloud computing customers or certain geographical regions;
•Fluctuations in availability and costs associated with key components, particularly semiconductors, memory, storage solutions, and other materials needed to satisfy customer requirements, especially during a period of global market disruption, and, in particular, the impact of the extended duration of both the COVID-19 pandemic, the global economic downturn and recent events in eastern Europe on our supply chain and the supply chain of our suppliers;
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
•Geopolitical tensions, including trade wars, tariffs and/or sanctions in our geographic markets; and
•Impact of regulatory changes on our cost of doing business.

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

As a result of a variety of factors discussed in this Annual Report, our revenue and margins for a particular quarter are difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment, the significant impacts of the COVID-19 pandemic, the global economic downturn and recent events in eastern Europe, steps we are taking in response thereto, increased competition, the effects of the ongoing trade disputes between the United States and China and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods.

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

SMCI | 2022 Form 10-K | 14

As we increasingly target larger customers and larger sales opportunities, our customer base may become more concentrated, our cost of sales may increase, our margins may be lower, our borrowings to fund purchases of key components may be higher, we are exposed to inventory risks and our sales may be less predictable.

We have become increasingly dependent upon larger sales to grow our business. In particular, in recent years, we have completed larger sales to leading internet data center and cloud customers, large enterprise customers and OEMs. No single customer accounted for 10% or more of net sales in any of fiscal years 2022, 2021 or 2020. If customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products, or we are unable to supply such customers with products, at the levels, in the timeframes or within the geographies that we expect, including as a result of the impact of COVID-19, the global economic downturn or recent events in eastern Europe on their or our businesses, our ability to maintain or grow our net sales will be adversely affected.

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

Additionally, as we and our partners focus increasingly on selling to larger customers and attracting larger orders, we expect greater costs of sales. Our sales cycle may become longer, and more expensive, as larger customers typically spend more time negotiating contracts than smaller customers. Such larger orders may require greater commitments of working capital, which may require increased borrowings under our credit facilities to fund purchases of key components (such as CPUs, memory, SSDs and GPUs) necessary for such orders, which could adversely affect our cash flow and expose us to the risk of holding excess and obsolete inventory, if there are delays or cancellations. Furthermore, larger customers also often seek greater levels of support in the implementation and use of our server solutions. An actual or perceived inability to meet customer support demands may adversely affect our relationship with such customers, which may affect the likelihood of future purchases of our products.

As a result of the above factors, our quarter-to-quarter results of operations may be subject to greater fluctuation and our stock price may be adversely affected.

If we fail to meet any publicly announced financial guidance or other expectations about our business, it could cause our stock to decline in value.

We generally provide forward looking financial guidance when we announce our financial results for the prior quarter. No assurances can be given that we will continue to provide forward looking financial guidance, and if we do issue forward looking guidance, the uncertainties related to these items could cause us to revise such guidance. If issued, we undertake no obligation to update any forward-looking guidance at any time. In the past, our financial results have failed to meet the guidance we provided. There are a number of reasons why we have at times failed to meet guidance in the past and might fail again in the future, including, but not limited to, the factors described in these Risk Factors.

SMCI | 2022 Form 10-K | 15

Increases in average selling prices for our solutions have historically significantly contributed to increases in net sales in some of the periods covered by this Annual Report. Such prices are subject to decline if customers do not continue to purchase our latest generation products or additional components, which could harm our results of operations.

Increases in average selling prices for our server solutions have significantly contributed to increases in net sales in some of the periods covered by this Annual Report. Recently, the market for key components has become more volatile during the COVID-19 pandemic, the global economic downturn and recent events in eastern Europe. As with most electronics-based products, average selling prices of server and storage products are typically highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future, which may be exacerbated by continued effects from the COVID-19 pandemic, the global economic downturn and recent events in eastern Europe. In some instances, our agreements with our indirect sales channel partners limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to either (i) decrease the average per unit manufacturing costs faster than the rate at which average selling prices decline or (ii) increase the average selling prices at the same pace at which average per unit manufacturing costs increase, our business, financial condition and results of operations will be harmed.

Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.

Prices of certain materials and core components utilized in the manufacture of our server and storage solutions, such as serverboards, chassis, CPUs, memory, hard drives and SSDs, represent a significant portion of our cost of sales. While we have increased our purchases of certain critical materials and core components in response to the supply and demand uncertainties associated with the COVID-19 pandemic, the global economic downturn and recent events in eastern Europe, we do not have long-term supply contracts for all critical materials and core components, but instead often purchase these materials and components on a purchase order basis. Prices of these core components and materials are volatile, and, as a result, it is difficult to predict expense levels and operating results. In addition, if our business growth renders it necessary or appropriate to transition to longer term contracts with materials and core component suppliers, our costs may increase, and our gross margins could correspondingly decrease.

Because we often acquire materials and key components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of these materials and key components. Our industry has experienced materials shortages and delivery delays in the past, including as a result of the negative impact of COVID-19, the global economic downturn and recent events in eastern Europe on global supply chains, and we may experience shortages or delays of critical materials or increased logistics costs to obtain necessary materials in a timely manner in the future. The COVID-19 pandemic and other macroeconomic factors exacerbated by the COVID-19 pandemic has resulted in widely reported shortages of semiconductors. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and key components, which can adversely impact our revenue. If shortages, supply or demand imbalances or delays arise, the prices of these materials and key components may increase or the materials and key components may not be available at all. In the event of shortages, some of our larger competitors may have greater abilities to obtain materials and key components due to their larger purchasing power. We may not be able to secure enough key components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, results of operations and financial condition. In addition, from time to time, we have accepted customer orders with various types of component pricing protection. Such arrangements have increased our exposure to component pricing fluctuations and have adversely affected our financial results in certain quarters.

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

SMCI | 2022 Form 10-K | 16

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

To offer greater choices and optimization of our products to benefit our customers, we maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. There are uncertainties and risks related to COVID-19, the global economic downturn and recent events in eastern Europe, for which we have taken certain actions including our increased purchase of certain critical materials and components as a part of our response planning. Specifically, we sought to actively manage our supply chain for potential risks of shortage by first building inventories of critical components required for our motherboards and other system printed circuit boards and continued to add to our inventories of key components such as CPUs, memory, SSDs and to a lesser extent GPUs such that customer orders can be fulfilled as they are received. Nevertheless, no assurances can be given that such efforts will be successful to manage inventory, and we could be exposed to risks of insufficient, excess, or obsolete inventory. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. We expect that we will experience such write downs from time-to-time in the future related to existing and future commitments, and potentially related to our proactive purchase of certain critical materials and components as part of our planning in light of COVID-19, the global economic downturn and recent events in eastern Europe. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business, results of operations and financial condition.

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

Malicious computer programmers and hackers may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. While we employ a number of protective measures, including firewalls, anti-virus and endpoint detection and response technologies, regular annual training of employees with respect to cyber-security, these measures may fail to prevent or detect attacks on our systems. While there have been unauthorized intrusions into our network in the past, none of these intrusions, individually or in the aggregate, had a material adverse effect on our business, operations, or products. We have taken steps to enhance the security of our network and computer systems and we provide regular updates to our Board at our quarterly meetings with respect to cyber-security matters. Despite these efforts, we may experience future intrusions, which could adversely affect our business, operations, or products. In addition, our hardware and software or third-party components and software that we utilize in our products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the products. The costs to us to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Any claim that our products or systems are subject to a cyber-security risk, whether valid or not, could damage our reputation and adversely impact our revenues and results of operations.

SMCI | 2022 Form 10-K | 17

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

We expect that our direct sales force will continue to grow as larger customers increasingly require a direct sales approach. Competition for direct sales personnel with the advanced sales skills and technical knowledge we need is intense, and we face significant competition for direct sales personnel from our competitors. Our ability to grow our revenue in the future will depend, in large part, on our success in recruiting, training, retaining and successfully managing sufficient qualified direct sales personnel. New hires require significant training and may take six months or longer before they reach full productivity. Our recent hires and planned hires may not become as productive as we would like, we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business, and individuals we hire may not perform pursuant to our expectations in the event of inadequate supervision. If we are unable to hire, develop and retain sufficient numbers of productive sales personnel, our customer relationships and resulting sales of our server solutions will suffer.

Conflicts of interest may arise between us and Ablecom and Compuware, and those conflicts may adversely affect our operations.

We use Ablecom, a related party, for contract design and manufacturing coordination support and warehousing, and Compuware, also a related party and an affiliate of Ablecom, for distribution, contract manufacturing and warehousing. We work with Ablecom to optimize modular designs for our chassis and certain of other components. We outsource to Compuware a portion of our design activities and a significant part of our manufacturing of subassemblies, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 8.2%, 7.8% and 10.1% of our cost of sales for fiscal years 2022, 2021 and 2020, respectively. Ablecom and Compuware’s sales to us constitute a substantial majority of Ablecom’s and Compuware’s net sales. Ablecom and Compuware are both privately held Taiwan-based companies. In addition, we have entered into a distribution agreement with Compuware, under which we have appointed Compuware as a nonexclusive distributor of our products in Taiwan, China and Australia. We have also entered into a tripartite agreement with Ablecom and Compuware related to a three-way purchase of land in proximity to our campus in Bade, Taiwan.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of our Board of Directors (the “Board”). Steve Liang owned no shares of our common stock as of June 30, 2022, 2021 or 2020. Charles Liang and his spouse, Sara Liu, our Co-Founder, Senior Vice President and Director, jointly owned approximately 10.5% of Ablecom’s capital stock, while Mr. Steve Liang and other family members owned approximately 28.8% of Ablecom’s outstanding common stock as of June 30, 2022. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom as well.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on NASDAQ in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2022, the amount due on the unsecured loan (including principal and accrued interest) was approximately $15.7 million.

SMCI | 2022 Form 10-K | 18

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

SMCI | 2022 Form 10-K | 19

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

Harm to our reputation can also arise from many other sources, including employee misconduct, which we have experienced in the past, and misconduct by our partners, consultants and outsourced service providers. Additionally, negative publicity with respect to our partners or service providers could also affect our business and operating results to the extent that we rely on these partners or if our customers or prospective customers associate our company with these partners.

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

SMCI | 2022 Form 10-K | 20

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

Since inception, we have conducted a majority of our manufacturing operations in San Jose, California. We continue to increase our manufacturing capacity in Taiwan and in the Netherlands and have sought to accelerate manufacturing in Taiwan in order to better diversify our geographical manufacturing concentration. In order to continue to successfully increase our operations in Taiwan, we must efficiently manage our Taiwan operations from our headquarters in San Jose, California and continue to develop a strong local management team. If we are unable to successfully ramp up our international manufacturing capacity, including the associated increased logistics and warehousing, we may incur unanticipated costs, difficulties in making timely delivery of products or suffer other business disruptions which could adversely impact our results of operations.

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

SMCI | 2022 Form 10-K | 21

Our growth into markets outside the United States exposes us to risks inherent in international business operations.

We market and sell our systems and subsystems and accessories both inside and outside the United States. We intend to expand our international sales efforts, especially into Asia, and we are expanding our business operations in Europe and Asia, particularly in Taiwan, the Netherlands and Japan. In particular, we have made, and continue to make, substantial investments for the purchase of land and the development of new facilities in Taiwan to accommodate our expected growth and the migration of a substantial portion of our contract manufacturing operations to Taiwan.

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
•Foreign currency fluctuations and inflation;
•Limited visibility into sales of our products by our channel partners;
•Greater concentration of competitors in some foreign markets than in the United States;
•Laws favoring local competitors;
•Weaker legal protections of intellectual property rights and mechanisms for enforcing those rights;
•Market disruptions created by world events, such as the global economic downturn and recent events in eastern Europe, or by other public health crises in regions outside the United States, such as avian flu, SARS and other diseases;
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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of operations. While our revenues increased in fiscal year 2022, the global economic downturn may affect customer purchasing trends, and our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. If our customers do not purchase our products, our business will be harmed.

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

SMCI | 2022 Form 10-K | 22

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

SMCI | 2022 Form 10-K | 23

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may seek to copy our innovations and use cost advantages from greater size to compete aggressively with us on price. Certain customers are also current or prospective competitors and as a result, assistance that we provide to them as customers may ultimately result in increased competitive pressure against us. Furthermore, because of these advantages, even if our application optimized server and storage solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. Also, initiatives to establish more industry standard data center configurations, could have the impact of supporting an approach which is less favorable to the flexibility and customization that we offer. These changes could have a significant impact on the market and impact our results of operations. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

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

We rely on our close working relationships with our suppliers, including Intel, AMD and Nvidia, to anticipate and deliver new products on a timely basis when new generation materials and key components are made available. If we are not able to maintain our relationships with our suppliers or continue to leverage their research and development capabilities to develop new technologies desired by our customers, our ability to quickly offer advanced technology and product innovations to our customers would be impaired. We have no long-term agreements that obligate our suppliers to continue to work with us or to supply us with products.

Our suppliers’ failure to improve the functionality and performance of materials and key components for our products may impair or delay our ability to deliver innovative products to our customers.

We need our material and key component suppliers, such as Intel, AMD and Nvidia, to provide us with components that are innovative, reliable and attractive to our customers. Due to the pace of innovation in our industry, many of our customers may delay or reduce purchase decisions until they believe that they are receiving best of breed products that will not be rendered obsolete by an impending technological development, which may be exacerbated due to the uncertainty of the current global economic environment. Accordingly, demand for new server and storage systems that incorporate new products and features is significantly impacted by our suppliers’ new product introduction schedules and the functionality, performance and reliability of those new products. If our materials and key component suppliers fail to deliver new and improved materials and components for our products, we may not be able to satisfy customer demand for our products in a timely manner, or at all. If our suppliers’ components do not function properly, we may incur additional costs and our relationships with our customers may be adversely affected.

SMCI | 2022 Form 10-K | 24

We rely on a limited number of suppliers for certain components used to manufacture our products.

Certain components used in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply, including interruptions on the global supply chain in connection with COVID-19, the global economic downturn or recent events in eastern Europe, or increased demand in the industry. Two of our suppliers accounted for 18.1% and 11.4% of total purchases for the fiscal year ended June 30, 2022. Two of our suppliers accounted for 20.3% and 11.8% of total purchases for the fiscal years ended June 30, 2021. One of our suppliers accounted for 26.8% of total purchases for the fiscal years ended June 30, 2020. Ablecom and Compuware, related parties, accounted for 8.2%, 7.8% and 10.1% of our total cost of sales for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. If any of our largest suppliers discontinue their operations or if our relationships with them are adversely impacted, we could experience a material adverse effect on our business, results of operations and financial condition. See also “— Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.”

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
SMCI | 2022 Form 10-K | 25

Our results of operations may be subject to fluctuations based upon our investment in corporate ventures.

We have a 30% minority interest in a China corporate venture that was established to market and sell corporate venture branded systems in China based upon products and technology we supply. We record earnings and losses from the corporate venture using the equity method of accounting. Our loss exposure is limited to the remainder of our equity investment in the corporate venture which as of June 30, 2022, and 2021 was $5.3 million and $4.6 million, respectively. We currently do not intend to make any additional investment in this corporate venture. See Part II, Item 8, Note 12, “Related Party Transactions” to the consolidated financial statements in this Annual Report. We may make investments in other corporate ventures. We do not control this corporate venture and any fluctuation in the results of operations of the corporate venture or any other similar transaction that we may enter into in the future could adversely impact, or result in fluctuations in, our results of operations.

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

Legal and Regulatory Risks

Because our products and services may store, process and use data, some of which contains personal information, we are subject to complex and evolving domestic and international laws and regulations regarding privacy, data protection and other matters, which are subject to change.

Because our products and services store, process and use data, some of which contains personal information, we are subject to complex and evolving domestic and international laws and regulations regarding privacy, data protection, rights of publicity, content, protection of minors and consumer protection. Many of these laws and regulations, which can be particularly restrictive outside of the U.S., are subject to change and uncertain interpretation. Even our inadvertent failure to comply with such laws and regulations could result in investigations, claims, damages to our reputation, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could materially adversely affect our business, results of operations and financial condition. Costs to comply with and implement these privacy-related and data protection measures could be significant.

Global privacy legislation, enforcement, and policy activity for privacy and data protection are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. For example, the EU General Data Protection Regulation 2016/679 (“GDPR”), and further amendments and interpretations thereof, impose stringent EU data protection requirements on companies established in the European Union or companies that offer goods or services to, or monitor the behavior of, individuals in the European Union. The GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, including certain data transfer and security mechanisms. Noncompliance with the GDPR can trigger steep fines of up to the greater of 20 million euros or four percent of annual global revenue.

Jurisdictions outside of the European Union are also considering and/or enacting comprehensive data protection legislation. For example, on July 8, 2019, Brazil enacted the General Data Protection Law, or the LGPD, and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information, or the APPI. Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties. We also continue to see jurisdictions, such as Russia, imposing data localization laws, which under Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. Similarly, on November 1, 2021, China’s Personal Information Protection law came into effect, which places restrictions on the transfer of personal information to third parties within China or overseas. These regulations may deter customers from using services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant financial burden.

SMCI | 2022 Form 10-K | 26

In addition, numerous states in the U.S. are also expanding data protection through legislation. For example, California’s Consumer Privacy Act (“CCPA”) gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, California voters approved the ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”), enforcement of which begins on July 1, 2023. The CPRA significantly expands privacy rights for California consumers and creates additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The CPRA also establishes the California Privacy Protection Agency (“CPPA”), which has the power to implement and enforce the CCPA and CPRA through administrative actions, including administrative fines. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws, including Virginia, Colorado, Connecticut and Utah data privacy laws, impose similar privacy obligations and will take effect beginning in 2023. We anticipate that more states may enact legislation similar to the CCPA, by providing consumers with new privacy rights and increasing the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

We have developed and implemented policies and procedures to address applicable data privacy and protection law requirements. However, because the interpretation and application of many privacy and data protection laws, commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data protection practices. If so, we and our customers are at risk of enforcement actions taken by data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. In addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could materially adversely affect our business, results of operations and financial condition.

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

We also face increasing complexity in our product design as we adjust to new requirements relating to the materials composition, energy efficiency and recyclability of our products, including EU eco-design requirements for servers and data storage products (Commission Regulation (EU) 2019/424). We are also subject to laws and regulations providing consumer warnings, such as California’s “Proposition 65” which requires warnings for certain chemicals deemed by the State of California to be dangerous. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis that will likely result in additional costs and could require that we change the design and/or manufacturing of products, and could have a material adverse effect on business, results of operations or financial condition.

We are also subject to the Section 1502 of the Dodd Frank Act concerning the supply of certain minerals coming from the conflict zones in and around the Democratic Republic of Congo and adhere to broader industry best practices to source minerals responsibly from all Conflict-Affected and High-Risk Areas (CAHRA). These requirements and best practices can affect the cost and ease of sourcing minerals used in the manufacture of electronics.

SMCI | 2022 Form 10-K | 27

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.

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

In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control. If we fail to comply with laws and regulations restricting dealings with sanctioned countries or companies and/or persons on restricted lists, we may be subject to civil or criminal penalties. Any future violations could have an adverse impact on our ability to sell our products to United States federal, state and local government and related entities. We have business relationships with companies in China, Russia, and elsewhere in eastern Europe who have been, or may in the future be, added to the restricted party list. We take steps to minimize business disruption when these situations arise; however, we may be required to terminate or modify such relationships if our activities are prohibited by U.S. laws. Further, our association with these parties could subject us to greater scrutiny or reputational harm among current or prospective customers, partners, suppliers, investors, other parties doing business with us or using our products, or the general public. The United States and other countries continually update their lists of export-controlled items and technologies, and may impose new or more-restrictive export requirements on our products in the future. As a result of regulatory changes, we may be required to obtain licenses or other authorizations to continue supporting existing customers or to supply existing products to new customers in China, Russia, eastern Europe and elsewhere. Further escalations in trade restrictions or hostilities, particularly between the United States and China or Russia, could impede our ability to sell or support our products.

SMCI | 2022 Form 10-K | 28

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

SMCI | 2022 Form 10-K | 29

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

Our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•Establish a classified Board of Directors so that not all members of our Board are generally elected at one time;
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

Financial Risks

We incurred significant expenses related to the matters that led to the delay in the filing of our 2017 10-K and may incur additional expenses related to resulting litigation.

We devoted substantial internal and external resources towards investigating, discovering, understanding and remediating the matters that led to the delay in the filing of our 2017 10-K (all as described in the 2017 10-K). As a result of these efforts, we incurred substantial incremental fees and expenses for additional accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. Specifically, in connection with these efforts, we incurred professional fees of approximately $4.4 million, $0.5 million and $14.0 million in fiscal years 2022, 2021 and 2020, respectively. In addition, as of and for the year ended June 30, 2022, we recorded a net litigation settlement cost of $2.0 million associated with the settlement of one of the stockholder actions associated with the delay in the filing of our 2017 10-K and, as of and for the year ended June 30, 2020, we recorded a liability of $17.5 million for our SEC settlement of the investigation into our Company's financial accounting for fiscal years 2014 to 2017. We have taken a number of steps in order to strengthen our corporate culture, sales processes, and accounting function so as to allow us to be able to provide timely and accurate financial reporting. To the extent these steps are not successful, we could be required to devote significant additional time and incur significant additional expenses. Even if these steps are successful, we may incur significant legal fees in future periods as we continue to address litigation arising from the matters that led to the delay in the filing our 2017 10-K. The expenses we are and may incur in this regard, as well as the substantial time devoted by our management to identify and address internal control deficiencies, could have a material adverse effect on our business, results of operations and financial condition.

SMCI | 2022 Form 10-K | 30

Our research and development expenditures, as a percentage of our net sales, are considerably higher than many of our competitors and our earnings will depend upon maintaining revenues and margins that offset these expenditures.

One of our key strategies is to focus on being consistently first-to-market with flexible and application optimized server and storage systems that take advantage of our own internal development and the latest technologies offered by microprocessor manufacturers and other component vendors. Consistent with this strategy, we believe we spend higher amounts, as a percentage of revenues, on research and development costs than many of our competitors. If we cannot sell our products in sufficient volume and with adequate gross margins to compensate for such investment in research and development, our earnings may be materially and adversely affected.

Our future effective income tax rates could be affected by changes in the relative mix of our operations and income among different geographic regions and by changes in domestic and foreign income tax laws, which could affect our future operating results, financial condition and cash flows.

Following the U.S. federal government’s enactment of the Tax Cuts and Jobs Act (“2017 Tax Reform Act”), we realigned our international business operations and group structure to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our United States and international income changes for any reason, or due to changes in U.S. or international tax laws. In particular, a substantial portion of our revenue is generated from customers located outside the United States.

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

While we had greater than normal backlog during certain periods of fiscal year 2022, historically, our net sales are difficult to forecast because we do not have sufficient backlog of unfilled orders or sufficient recurring revenue to meet our quarterly net sales targets at the beginning of a quarter. Rather, a majority of our net sales in any quarter depend upon customer orders that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future net sales and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any shortfall in net sales. Accordingly, any significant shortfall of revenues in relation to our expectations would harm our operating results.

Risks Related to Owning Our Stock

The trading price of our common stock is likely to be volatile, and you might not be able to sell your shares at or above the price at which you purchased the shares.

The trading prices of technology company securities historically have been highly volatile. In addition, the global markets have experienced volatility as a result of the COVID-19 pandemic, the global economic downturn and recent events in eastern Europe. The trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this filing, that may affect the trading price of our common stock include:

•The impact of COVID-19, the global economic downturn and recent events in eastern Europe on our business, the global economy and trading markets;
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
SMCI | 2022 Form 10-K | 31

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

The concentration of our capital stock ownership with insiders likely limits your ability to influence corporate matters.

As of July 31, 2022, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 37.4% of our common stock, net of treasury stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

SMCI | 2022 Form 10-K | 32

Our business and operations may be impacted by natural disaster events, including those brought on by climate change.

Land, sea and air routes between economic centers are subject to weather events exacerbated by climate change and can disrupt commercial activity. Our most significant business offices, research and development, and manufacturing locations, are in the San Jose, California area and in Taiwan. Each region is subject to climate change events and known for earthquakes. While we have adopted a business continuity plan, there is no certainty it will be effective for significant natural disasters, which could have a material adverse impact on business, operating results, and financial condition.

Item 1B.    Unresolved Staff Comments

    None.

Item 2.        Properties

As of June 30, 2022, we owned approximately 2,273,000 square feet and leased approximately 690,000 square feet of office and manufacturing space. Our long-lived assets located outside of the United States represented 36.8%, 34.4% and 23.5% of total value of long-lived assets in fiscal years 2022, 2021 and 2020, respectively. See Part II, Item 8, Note 17, “Segment Reporting” to the consolidated financial statements in this Annual Report for a summary of long-lived assets by geographic region.

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 1,307,000 square feet of office and manufacturing space. We lease approximately 5,000 square feet of office space in Jersey City, New Jersey under a lease that expires in May 2027, lease approximately 46,000 square feet of office space in San Jose, California under a lease that expires in January 2028, lease approximately 246,000 square feet of warehouse space in Fremont, California under a lease that expires in July 2025, and lease approximately 28,000 square feet of warehouse space in Milpitas, California under a lease that expires in March 2027. Our European headquarters for manufacturing and service operations is located in Den Bosch, the Netherlands where we own approximately 12,000 square feet of office and we lease approximately 203,000 square feet of office and manufacturing space under five leases, which expire in July 2025 and June 2026. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 954,000 square feet of office and manufacturing space on 6.77 acres of land. These manufacturing facilities are pledged as security under the existing term loans with $45.8 million remaining outstanding as of June 30, 2022. Our research and development center, service operations, and warehouse space in Asia are located in an approximately 110,000 square feet facility in Taipei, Taiwan under thirteen leases that expire at various dates ranging from November 2022 through July 2025 and an approximately 38,000 square feet facility in Taoyuan, Taiwan under two leases that expire in December 2022.

Additionally, we own 36 acres of land in San Jose, California that would allow us to expand our Green Computing Park. We completed the construction of our third new manufacturing and warehouse building with approximately 209,000 square feet of space in June 2021. In fiscal year 2022, we continued to engage several contractors for the development and construction of improvements on the property. We financed this development through our operating cash flows and borrowings from banks. See Part II, Item 8, Note 9, “Short-term and Long-term Debt” to the consolidated financial statements in this Annual Report for a discussion of our company's debt.

We believe that our existing properties, including both owned and leased, are in good condition and are suitable for the conduct of our business.

Item 3.        Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the caption “Litigation and Claims” in Part II, Item 8, Note 15 “Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of these proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations

Item 4.        Mine Safety Disclosures

Not applicable.
SMCI | 2022 Form 10-K | 33

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We became a public company in March 2007, prior to which there was no public market for our common stock. On January 14, 2020, our common stock was relisted on the NASDAQ Global Select Market under the symbol “SMCI".

Holders

As of July 31, 2022, there were 20 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.

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

The following graph compares our cumulative five-year total stockholder return on our common stock with the cumulative return of the Nasdaq Computer Index and Nasdaq Composite Index. The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index on June 30, 2017, and our relative performance tracked through June 30, 2022. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

SMCI | 2022 Form 10-K | 34

	6/30/2017	6/30/2018	6/30/2019	6/30/2020	6/30/2021	6/30/2022
Super Micro Computer, Inc.	100.00	95.94	78.50	115.17	142.72	163.69
Nasdaq Composite Index	100.00	122.31	130.39	163.81	236.20	179.61
Nasdaq Computer Index	100.00	129.47	140.11	200.72	301.78	246.13

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2022, we did not repurchase shares of our common stock.

On January 29, 2021, a duly authorized subcommittee of the Board approved a share repurchase program (the "Prior Repurchase Program") to repurchase up to $200 million of our common stock at prevailing prices in the open market. Prior to the expiration of such repurchase program on July 31, 2022, an aggregate of $50 million had been purchased thereunder.

Subsequently, on August 3, 2022, after the expiration of the Prior Repurchase Program, a duly authorized subcommittee of the Board approved a new share repurchase program to repurchase shares of common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first.
SMCI | 2022 Form 10-K | 35

Item 6.        [Reserved]

SMCI | 2022 Form 10-K | 36

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

Overview

We are a Silicon Valley-based provider of accelerated compute platforms that are application-optimized high performance and high-efficiency server and storage systems for a variety of markets, including enterprise data centers, cloud computing, artificial intelligence, 5G and edge computing. Our Total IT Solutions include complete servers, storage systems, modular blade servers, blades, workstations, full rack scale solutions, networking devices, server sub-systems, server management and security software. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2022, 2021 and 2020, our net income was $285.2 million, $111.9 million and $84.3 million, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

COVID-19 Pandemic Impact

COVID-19 and its variants have continued to create volatility, uncertainty and economic disruption for many businesses worldwide. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders that govern the operations of businesses. We are an essential critical infrastructure (information technology) business under the relevant federal, state and county regulations. Our first priority is the safety of our workforce and we have therefore implemented numerous health precautions and work practices to be in compliance with the law and to operate in a safe manner.

We have continued to see ongoing demand for our IT solutions and do not have significant direct exposure to industries which have been impacted the greatest. The COVID-19 pandemic has created additional demand for many server applications that support the global movement towards a digital economy. These applications include greater use of online transactions for everyday purchases by consumers of food, clothing, entertainment from gaming and video streaming, as well as tele-health, social networking, messaging, email, autonomous driving solutions and video conferencing companies.

We have actively managed our supply chain for potential shortage risk by building inventories of critical components required such as CPUs, memory, SSDs and GPUs to support our ability to fulfill customer orders. Our architecture, which is based on a “Building Block Solutions” design approach, has also assisted us during the COVID-19 pandemic, to qualify different components for compatibility with our systems to help us overcome some shortages.

Logistics has continued to be a challenge during the COVID-19 pandemic as the global transportation industry, and particularly ocean transportation, has been constrained by shortages of containers, labor, truckers and crowded ports. As a result, shipping by air, has been used more frequently despite that it is more expensive and there are fewer flights during the COVID-19 pandemic than there were previously. We have experienced increased costs in freight. In addition, we also experienced increased direct labor costs as we incentivized our employees to continue to work and assist us in serving our customers, many of whom are in critical industries. We expect both of these trends to continue until the COVID-19 pandemic and other macroeconomic factors exacerbated by the COVID-19 pandemic end.
SMCI | 2022 Form 10-K | 37

We monitor the credit profile and payment history of our customers to evaluate risk in specific industries or geographic areas where cash flow may be disrupted. While we believe that we are adequately capitalized, we actively manage our liquidity needs. In June 2021, we negotiated an extension of our credit facility with Bank of America to extend the maturity date to June 2026 and, in March 2022, further negotiated an increase in the size of our credit facility with Bank of America from $200 million to $350 million. In July 2021, we replaced our prior credit facility and term loan facility with CTBC Bank, with a new facility for omnibus credit lines. In September 2021, we replaced our prior credit facility with E.SUN Bank, with new credit facility and term facility. In September 2021 and April 2022, we entered into a term loan facility and credit line, respectively, with Mega Bank which will be used to support our manufacturing activities (including the purchase of materials and components) and provide medium-term working capital. In October 2021, we entered into a credit facility with Chang Hwa Bank and in January 2022 we entered into a loan agreement with HSBC Bank, each of which will be used to support the growth of our Taiwan business. In May 2022, we also entered into a line of credit with Cathay Bank to be used for general corporate purposes to support our growth. In August 2022, we entered into a new general credit agreement with E.Sun Bank which replaced the prior E.Sun Bank credit facility which will also support the growth of our Taiwan business. Refer to Part II, Item 8, Note 9, “Short-term and Long-term Debt” in our notes to consolidated financial statements in this Annual Report on Form 10-K for further information on our outstanding debt

Our management team is focused on guiding our company through the ongoing challenges presented by the COVID-19 pandemic, including the emergence of any new variants. There are positive signs with the expiration of various COVID-19 mandates, vaccine availability and the rollout of boosters; however, with the possibility of the emergence of other new virus strains and ongoing adverse impacts of the COVID-19 pandemic on economic recovery, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations.

Financial Highlights

The following is a summary of financial highlights of fiscal years 2022 and 2021:

•Net sales increased by 46.1% in fiscal year 2022 as compared to fiscal year 2021.

•Gross margin increased to 15.4% in fiscal year 2022 from 15.0% in fiscal year 2021, primarily due to product and customer mix and was offset by increased logistic costs.

•Operating expenses increased by 13.2% in fiscal year 2022 as compared to fiscal year 2021, primarily due to the increase in personnel expenses as a result of salary increases and a higher headcount.

•Net income increased to $285.2 million in fiscal year 2022 as compared to $111.9 million in fiscal year 2021, which was primarily due to the higher net sales and lower operating expenses as a percentage of revenues in fiscal year 2022 as compared to fiscal year 2021.

•Our cash and cash equivalents were $267.4 million and $232.3 million at the end of fiscal years 2022 and 2021, respectively. In fiscal year 2022, we generated net cash of $35.1 million and $522.9 million in cash provided by financing activities primarily due to the proceeds from borrowings and invested $45.2 million in purchases of property and equipment. We used $440.8 million in operating activities primarily related to the increase in inventories and accounts receivables.

SMCI | 2022 Form 10-K | 38

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses. We evaluate our estimates on an on-going basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

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

We allocate the transaction price for each customer contract to each performance obligation based on the relative SSP for each performance obligation within each contract. We recognize the amount of transaction price allocated to each performance obligation within a customer contract as revenue at the time the respective performance obligation is satisfied by transferring control of the promised good or service to a customer. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgement. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we apply judgment to estimate the SSP. For substantially all performance obligations, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations which can also be influenced by intense competition, changes in demand for our products and services, economic and other factors.

These estimates and judgements have not fluctuated significantly for the fiscal year ended June 30, 2022 compared to prior fiscal years.

SMCI | 2022 Form 10-K | 39

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

We recognize tax liabilities for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and reflect a related charge in our tax provision during the period in which we make such a determination.

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

SMCI | 2022 Form 10-K | 40

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

SMCI | 2022 Form 10-K | 41

Results of Operations

The following table presents certain items of our consolidated statements of operations expressed as a percentage of revenue.

	Years Ended June 30,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.6%	85.0%	84.2%
Gross profit	15.4%	15.0%	15.8%
Operating expenses:
Research and development	5.2%	6.3%	6.6%
Sales and marketing	1.7%	2.4%	2.5%
General and administrative	2.0%	2.8%	4.1%
Total operating expenses	8.9%	11.5%	13.2%
Income from operations	6.5%	3.5%	2.6%
Other (expense) income, net	0.2%	(0.1)%	—%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Income before income tax provision	6.6%	3.3%	2.5%
Income tax provision	(1.0)%	(0.2)%	(0.1)%
Share of income from equity investee, net of taxes	—%	—%	0.1%
Net income	5.6%	3.1%	2.5%

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

A compute node is an independent hardware configuration within a server system capable of having its own CPU, memory and storage and that is capable of running its own instance of a non-virtualized operating system. The number of compute nodes sold, which can vary by product, is an important metric we use to track our business. Measuring volume using compute nodes enables more consistent measurement across different server form factors and across different vendors. As with most electronics-based product life cycles, average selling prices typically are highest at the time of introduction of new products that utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products. Additionally, in order to remain competitive throughout all industry cycles, we actively change our selling price per unit in response to changes in costs for key components such as CPU/GPU, memory and storage.

The following table presents net sales by product type for fiscal years 2022, 2021 and 2020 (dollars in millions):

	Years Ended June 30,			2022 over 2021 Change		2021 over 2020 Change
	2022	2021	2020	$	%	$	%
Server and storage systems	$4,463.8	$2,790.3	$2,620.8	$1,673.5	60.0%	$169.5	6.5%
Percentage of total net sales	85.9%	78.4%	78.5%
Subsystems and accessories	732.3	767.1	718.5	(34.8)	(4.5)%	48.6	6.8%
Percentage of total net sales	14.1%	21.6%	21.5%
Total net sales	$5,196.1	$3,557.4	$3,339.3	$1,638.7	46.1%	$218.1	6.5%

SMCI | 2022 Form 10-K | 42

Fiscal Year 2022 Compared with Fiscal Year 2021

During fiscal year 2022 we experienced increased revenue from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales of server and storage systems was primarily due to an increase of average selling prices per compute node by approximately 32% as well as an increase of approximately 23% in the number of units of compute nodes sold. The year-over-year decrease in net sales of subsystems and accessories was primarily due to our emphasis on selling full systems and servers. Our services and software revenue, included in server and storage systems revenue, increased by $2.5 million year-over-year.

Fiscal Year 2021 Compared with Fiscal Year 2020

During fiscal year 2021 we experienced increased revenue from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales of server and storage systems was primarily due to an increase of average selling prices per compute node by approximately 17%, offset by a decrease of approximately 9% in the number of units of compute nodes sold. We typically adjust our selling prices as component costs rise and fall. The increase in average selling prices was primarily due to significant inventory component price increases resulting from component shortages during fiscal year 2021. The year-over-year increase in net sales of subsystems and accessories was primarily due to an increase of approximately 5% in the volume of subsystems and accessories sold, mainly due to increased demand and an approximately 2% increase in average selling prices due primarily to the increase in costs of the components. Our services and software revenue, included in server and storage systems revenue, increased by $0.2 million year-over-year.

The following table presents percentages of net sales by geographic region for fiscal years 2022, 2021 and 2020 (dollars in millions):

	Years Ended June 30,			2022 over 2021 Change		2021 over 2020 Change
	2022	2021	2020	$	%	$	%
United States	$3,035.5	$2,107.9	$1,957.3	$927.6	44.0%	$150.6	7.7%
Percentage of total net sales	58.4%	59.3%	58.6%
Asia	1,139.9	699.7	650.7	440.2	62.9%	49.0	7.5%
Percentage of total net sales	21.9%	19.7%	19.5%
Europe	825.2	614.8	598.6	210.4	34.2%	16.2	2.7%
Percentage of total net sales	15.9%	17.3%	17.9%
Others	195.5	135.0	132.7	60.5	44.8%	2.3	1.7%
Percentage of total net sales	3.7%	3.7%	4.0%
Total net sales	$5,196.1	$3,557.4	$3,339.3	$1,638.7	46.1%	$218.1	6.5%

Fiscal Year 2022 Compared with Fiscal Year 2021

The year over year increase in overall net sales is the result of increased selling prices and quantities of product shipments. Asia experienced the highest percentage growth among all regions. China, Japan and Korea exceeded the overall regional average of growth, which was the primary driver of the increases in net sales in Asia. Russia experienced a year over year decrease due to the conflict in that region, which decrease had an immaterial impact on our overall performance.

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

SMCI | 2022 Form 10-K | 43

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

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing predominantly performed at our manufacturing facilities in the same region where our products are sold. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware combined represented 8.3%, 7.8% and 10.1% of our cost of sales for fiscal years 2022, 2021 and 2020, respectively. For further details on our dealings with related parties, see Part II, Item 8, Note 12, “Related Party Transactions.”

Cost of sales and gross margin for fiscal years 2022, 2021 and 2020, are as follows (dollars in millions):

	Years Ended June 30,			2022 over 2021 Change		2021 over 2020 Change
	2022	2021	2020	$	%	$	%
Cost of sales	$4,396.1	$3,022.9	$2,813.1	$1,373.2	45.4%	$209.8	7.5%
Gross profit	800.0	534.5	526.2	265.5	49.7%	8.3	1.6%
Gross margin	15.4%	15.0%	15.8%		0.4%		(0.8)%

Fiscal Year 2022 Compared with Fiscal Year 2021

The year-over-year increase in cost of sales was primarily attributed to an increase of $1,262.6 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $54.9 million increase in freight charges, a $23.6 million increase in overhead costs, a $18.9 million increase due to lower cost recovery of cost paid in prior periods, a $8.3 million increase in excess and obsolete inventory charges and a $4.9 million increase in other cost of sales.

The year-over-year increase in the gross margin percentage was primarily due to sales prices increases, product and customer mix and higher capitalization of manufacturing overhead due to higher inventory levels, offset by higher costs from freight, overhead, other cost of sales, excess and obsolete inventory charges, and lower recovery of costs from prior periods. Since the start of the COVID-19 pandemic, we have experienced an increase in costs of sales, logistics costs as well as direct labor costs as we incentivize our employees. This increase in costs negatively impacts our gross margin, and we expect these higher costs to continue for the duration of the COVID-19 pandemic.

Fiscal Year 2021 Compared with Fiscal Year 2020

The year-over-year increase in cost of sales was primarily attributable to an increase of $244.1 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume and an increase of $8.9 million in the cost of freight. This was offset by a decrease of $29.5 million in overhead costs attributable primarily to a recovery of costs paid in prior periods, a decrease of $12.4 million in the provision of excess inventory and obsolescence and a decrease of $2.6 million in personnel expenses due to a decrease in special performance bonuses in the fiscal year 2021. Warranty and repairs costs also decreased by $3.4 million in the fiscal year 2021 as compared to the fiscal year 2020.

SMCI | 2022 Form 10-K | 44

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

Sales and marketing expenses consist primarily of personnel expenses, including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our sales and marketing personnel, cost for tradeshows, independent sales representative fees and marketing programs. From time to time, we receive marketing development funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. The timing, magnitude and estimated usage of these programs can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, reimbursed by our suppliers, typically increases in connection with new product releases by our suppliers.

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

Operating expenses for fiscal years 2022, 2021 and 2020 are as follows (dollars in millions):

	Years Ended June 30,			2022 over 2021 Change		2021 over 2020 Change
	2022	2021	2020	$	%	$	%
Research and development	$272.3	$224.4	$221.5	$47.9	21.3%	$2.9	1.3%
Percentage of total net sales	5.2%	6.3%	6.6%
Sales and marketing	90.1	85.7	85.1	4.4	5.1%	0.6	0.7%
Percentage of total net sales	1.7%	2.4%	2.5%
General and administrative	102.4	100.5	133.9	1.9	1.9%	(33.4)	(24.9)%
Percentage of total net sales	2.0%	2.8%	4.0%
Total operating expenses	$464.8	$410.6	$440.5	54.2	13.2%	(29.9)	(6.8)%

Fiscal Year 2022 Compared with Fiscal Year 2021

The year-over-year increase in research and development expenses was primarily due to a $40.8 million increase in personnel expenses due to salary increases and a higher headcount, $3.7 million lower research and development credits from certain suppliers and customers towards our development efforts and a $3.4 million increase in product development costs.

The year-over-year increase in sales and marketing expenses was primarily due to a $9.6 million increase in personnel expenses due to salary increases and a higher headcount, offset by a $5.7 million increase in marketing development funds received and a $0.5 million increase in advertising and other expenses.

SMCI | 2022 Form 10-K | 45

The year-over-year increase in general and administrative expenses was primarily due to a $4.1 million increase in legal and litigation settlement expenses and $6.6 million increase in personnel and other expenses due to salary increases and a higher headcount offset by decrease of $1.5 million in professional fees driven by lower expenses incurred to remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of our previously issued financial statements and a $7.3 million decrease in expense from special performance awards.

Fiscal Year 2021 Compared with Fiscal Year 2020

The year-over-year increase in research and development expenses was primarily due to an increase of $11.6 million in costs mainly related to materials, supplies and equipment used in product development. During fiscal year 2020, we recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred materials, supplies and equipment costs for one canceled joint product development agreement. Personnel expenses increased $1.7 million as a result of an increase in the number of research and development employees. These increases were partially offset by an increase of $8.8 million in research and development credits from certain suppliers and customers towards our development efforts and a $1.5 million decrease mainly due to decrease in travel expenses as a result of change in our operations in response to the COVID-19 pandemic.

The year-over-year increase in sales and marketing expenses was primarily due to an increase of $1.2 million in advertising expenses, a $1.0 million increase in other sales and marketing expenses, offset by a $1.7 million decrease in trade shows and business travel as a result in a change in our operations in response to the COVID-19 pandemic.

The year-over-year decrease in general and administrative expenses was due to a decrease of $41.8 million in professional fees incurred to investigate, assess and remediate the causes that led to the delay in filing our periodic reports with the SEC and the associated restatement of certain of our previously issued financial statements, a decrease of $3.4 million in other expenses related to the COVID-19 pandemic and a $1.1 million decrease in supplies costs. These decreases were partially offset by a $12.9 million increase in personnel expenses due to increased full time personnel and bonuses.

We anticipate the above expenses impacted by the COVID-19 pandemic to normalize if and when the COVID-19 pandemic is over.

Interest and Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest and other income (expense), net for fiscal years 2022, 2021 and 2020 are as follows (dollars in millions):

	Years Ended June 30,			2022 over 2021 Change		2021 over 2020 Change
	2022	2021	2020	$	%	$	%
Other income (expense), net	$8.1	$(2.8)	$1.4	$10.9	(389.3)%	$(4.2)	(300.0)%
Interest expense	(6.4)	(2.5)	(2.2)	(3.9)	156.0%	(0.3)	13.6%
Interest and other income (expense), net	$1.7	$(5.3)	$(0.8)	$7.0	(132.1)%	$(4.5)	562.5%

Fiscal Year 2022 Compared with Fiscal Year 2021

The change of $7.0 million in interest and other (expense) income, net was primarily attributable to a $10.9 million increase in foreign exchange gain due to favorable currency fluctuations primarily related to our borrowing facilities in Taiwan offset by a $3.9 million increase in interest expense due to increase in loan balances and interest rates.

Fiscal Year 2021 Compared with Fiscal Year 2020

The change of $4.5 million in interest expense and other (expense) income, net was attributable to a decrease of $2.4 million in interest income on our interest-bearing deposits due primarily to lower yields on investments and an increase of $1.8 million in foreign exchange loss due to unfavorable foreign currency fluctuations.

SMCI | 2022 Form 10-K | 46

Provision for Income Taxes

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, which primarily include the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, certain non-deductible expenses, tax benefits from foreign derived intangible income and stock-based compensation. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Part II, Item 8, Note 14, “Income Taxes” to the consolidated financial statements in this Annual Report.

Provision for income taxes and effective tax rates for fiscal years 2022, 2021 and 2020 are as follows (dollars in millions):

	Years Ended June 30,			2022 over 2021 Change		2021 over 2020 Change
	2022	2021	2020	$	%	$	%
Income tax provision	$52.9	$6.9	$2.9	$46.0	666.7%	$4.0	137.9%
Percentage of total net sales	1.0%	0.2%	0.1%
Effective tax rate	15.7%	5.8%	3.4%

Fiscal Year 2022 Compared with Fiscal Year 2021

The year-over-year increase in the effective tax rate was primarily due to a significant increase in revenue and income before tax. Total effective tax rate increased by 9.5% from 5.8% for the fiscal year ended June 30, 2021 to 15.7% for the fiscal year ended June 30, 2022. This increase was driven by a 15.4% increase in the overall effective tax rate. R&D credit reduced the effective tax rate by 3.5% and foreign derived income reduced the effective tax rate by 1.4%.

Fiscal Year 2021 Compared with Fiscal Year 2020

The year-over-year increase in the effective tax rate was primarily due to a release of reserve from uncertain tax positions in the prior year.

Share of Income from Equity Investee, Net of Taxes

Share of income from equity investee, net of taxes represents our share of income from the Corporate Venture in which we have a 30% ownership.

Share of income from equity investee, net of taxes for fiscal years 2022, 2021 and 2020 are as follows (dollars in millions):

	Years Ended June 30,			2022 over 2021 Change		2021 over 2020 Change
	2022	2021	2020	$	%	$	%
Share of income from equity investee, net of taxes	$1.2	$0.2	$2.4	$1.0	500.0%	$(2.2)	91.7%
Percentage of total net sales	—%	—%	—%

Fiscal Year 2022 Compared with Fiscal Year 2021

The period-over-period increase of $1.0 million in share of income from equity investee, net of taxes was primarily due to more net income recognized by the Corporate Venture.

Fiscal Year 2021 Compared with Fiscal Year 2020

The year-over-year decrease of $2.2 million in share of income from equity investee, net of taxes was primarily due to lower net income recognized by the Corporate Venture in the fiscal year 2021 as compared to 2020.

SMCI | 2022 Form 10-K | 47

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to an increase in the need for working capital due to longer supply chain manufacturing and delivery times as well as the financing of real property acquisitions and funds received from the exercise of employee stock options. Our cash and cash equivalents were $267.4 million and $232.3 million as of June 30, 2022 and 2021, respectively. Our cash in foreign locations was $169.5 million and $152.6 million as of June 30, 2022 and 2021, respectively.
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
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the twelve months following the issuance of these consolidated financial statements. In August 2022, we entered into a new general credit agreement with E.Sun Bank. This New E.SUN Bank Credit Facility permits borrowings of up to (i) NTD 1.8 billion ($61.0 million U.S. dollar equivalent) and (ii) US$30.0 million in loans that will support the growth of our Taiwan business.

On January 29, 2021, a duly authorized subcommittee of the Board of Directors approved the Prior Repurchase Program, which permitted us to repurchase up to an aggregate of $200.0 million of our common stock at market prices. The program was effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased. We had $150.0 million of remaining availability under the Prior Repurchase Program as of June 30, 2022. Subsequently, on August 3, 2022, after the expiration of the Prior Repurchase Program, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first.

Our key cash flow metrics were as follows (dollars in millions):

	Years Ended June 30,			2022 over 2021	2021 over 2020
	2022	2021	2020
Net cash (used in) provided by operating activities	$(440.8)	$123.0	$(30.3)	$(563.8)	$153.3
Net cash used in investing activities	$(46.3)	$(58.0)	$(43.6)	$11.7	$(14.4)
Net cash provided by (used in) financing activities	$522.9	$(44.4)	$23.8	$567.3	$(68.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$35.1	$21.1	$(49.8)	$14.0	$70.9

Operating Activities

Net cash provided by operating activities decreased by $563.8 million for fiscal year 2022 as compared to fiscal year 2021. The decrease was primarily due to an increase in net cash required for net working capital of $739.6 million to meet customer demand, support expected business growth and mitigate supply chain risk as a result of the COVID-19 pandemic environment and a $16.2 million decrease in unrealized gain and loss. These decreases are partially offset by increases in provision for excess and obsolete inventories of $8.3 million, depreciation and amortization expense of $4.3 million, stock-based compensation expense of $4.3 million and net income of $173.3 million. Since the beginning of the COVID-19 pandemic and the accompanying supply chain disruptions our management decided to increase our holdings of all components of our inventory (finished goods, work in process and purchased parts and raw materials). This decision reflected our belief that we had opportunities to increase our net sales if we could mitigate the risk of being unable to satisfy customer demand because of these supply chain disruptions, including longer lead times. We expect disruption of the supply chain and longer lead times to continue for the foreseeable future and therefore expect to continue to carry larger amounts of inventory than we would if the supply chain were functioning more normally and predictably.

SMCI | 2022 Form 10-K | 48

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

Investing Activities

Net cash used in investing activities was $46.3 million, $58.0 million and $43.6 million for fiscal years 2022, 2021 and 2020, respectively, as we invested in our Green Computing Park in San Jose to expand our capacity and office space we purchased and expanded our Bade Facility in Taiwan and made purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities increased by $567.3 million for fiscal year 2022 as compared to fiscal year 2021 primarily due to an increase of $446.2 million in proceeds from borrowings net of repayment, offset by a $130.0 million decrease in stock repurchases. Net cash used in financing activities increased by $68.2 million for fiscal year 2021 as compared to fiscal year 2020 primarily due to an increase of $130.0 million in repurchase of our common stock, partially offset by an increase of $61.9 million in proceeds from borrowings net of repayment.

Other Factors Affecting Liquidity and Capital Resources

Refer to Part II, Item 8, Note 9, “Short-term and Long-term Debt” in our notes to consolidated financial statements in this Annual Report on Form 10-K for further information on our outstanding debt.

Capital Expenditure Requirements

We anticipate our capital expenditures in fiscal year 2023 will be approximately $21.2 million, relating primarily to costs associated in our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

We intend to continue to focus our capital expenditures in fiscal year 2023 to support the growth of our operations. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts, applications or technologies.

Contractual Obligations

Our estimated future obligations as of June 30, 2022, include both current and long term obligations. For our long-term debt as noted in Part II, Item 8, Note 9, “Short-term and Long-term Debt”, we have a current obligation of $449.1 million and a long-term obligation of $147.6 million. Under our operating leases as noted in Part II, Item 8, Note 11, "Leases", we have a current obligation of $7.7 million and a long-term obligation of $17.4 million. As noted in Part II, Item 8, Note 15, "Commitments and Contingencies", we have current obligations related to noncancelable purchase commitments of $562.9 million.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Part II, Item 8, Note 1, “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report.

SMCI | 2022 Form 10-K | 49

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2022, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.83% to 4.0% at June 30, 2022. Based on the outstanding principal indebtedness of $596.8 million under our credit facilities as of June 30, 2022, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Foreign exchange gain (loss) for fiscal years 2022, 2021 and 2020 was $7.7 million, $(3.2) million and $(1.4) million, respectively.
SMCI | 2022 Form 10-K | 50

Item 8.        Financial Statements and Supplementary Data

SMCI | 2022 Form 10-K | 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Super Micro Computer, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
SMCI | 2022 Form 10-K | 52

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reserve rates applied to the inventory aging categories to estimate the Company’s excess and obsolescence reserve included the following procedures, among others:

•We tested the effectiveness of controls over the review of the calculation of excess and obsolescence reserve based on the Company’s reserve methodology, including management’s evaluation of the reserve rates by inventory aging category using historical data.
•To understand and evaluate the Company’s methodology for determining inventory that is excess or obsolete and the key assumptions and judgments made as part of the process, including the reserve rates, we made inquiries of various personnel in the Company including but not limited to finance and operations personnel about the expected product lifecycles and product development plans.
•We involved data specialists to assess management’s estimate on reserve rates by recalculating historical reserve rates across multiple fiscal periods. We compared our independently developed historical reserve rates with the reserve rates used by management to evaluate management’s ability to accurately estimate excess and obsolete inventory.
•We tested the accuracy and completeness of the underlying data utilized in management’s excess and obsolescence reserve, including the classification of inventory by aging category.
•We considered the existence of contradictory evidence based on reading of internal communications to management, Company press releases, and industry reports, as well as our observations and inquires as to changes within the business.

/s/ Deloitte & Touche LLP
San Jose, California
August 29, 2022
We have served as the Company's auditor since fiscal 2003.

SMCI | 2022 Form 10-K | 53

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$267,397	$232,266
Accounts receivable, net of allowances of $1,753 and $2,591 at June 30, 2022 and 2021, respectively (including amounts receivable from related parties of $8,398 and $8,678 at June 30, 2022 and 2021, respectively)	834,513	463,834
Inventories	1,545,606	1,040,964
Prepaid expenses and other current assets (including receivables from related parties of $24,412 and $23,837 at June 30, 2022 and 2021, respectively)	158,799	130,195
Total current assets	2,806,315	1,867,259
Investment in equity investee	5,329	4,578
Property, plant and equipment, net	285,972	274,713
Deferred income taxes, net	69,929	63,288
Other assets	37,532	32,126
Total assets	$3,205,077	$2,241,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $87,355 and $70,096 at June 30, 2022 and 2021, respectively)	$655,403	$612,336
Accrued liabilities (including amounts due to related parties of $18,676 and $18,528 at June 30, 2022 and 2021, respectively)	212,419	178,850
Income taxes payable	41,743	12,741
Short-term debt	449,146	63,490
Deferred revenue	111,313	101,479
Total current liabilities	1,470,024	968,896
Deferred revenue, non-current	122,548	100,838
Long-term debt	147,618	34,700
Other long-term liabilities	39,140	41,132
Total liabilities	1,779,330	1,145,566
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000; Outstanding shares: 52,311 and 50,582 at June 30, 2022 and 2021, respectively
Issued shares: 52,311 and 50,582 at June 30, 2022 and 2021, respectively	481,741	438,012
Accumulated other comprehensive income	911	453
Retained earnings	942,923	657,760
Total Super Micro Computer, Inc. stockholders’ equity	1,425,575	1,096,225
Noncontrolling interest	172	173
Total stockholders’ equity	1,425,747	1,096,398
Total liabilities and stockholders’ equity	$3,205,077	$2,241,964

See accompanying notes to consolidated financial statements.
SMCI | 2022 Form 10-K | 54

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2022	2021	2020
Net sales (including related party sales of $147,091, $79,018, and $85,759 in fiscal years 2022, 2021 and 2020, respectively)	$5,196,099	$3,557,422	$3,339,281
Cost of sales (including related party purchases of $371,076, $239,558, and $288,271 in fiscal years 2022, 2021 and 2020, respectively)	4,396,098	3,022,884	2,813,071
Gross profit	800,001	534,538	526,210
Operating expenses:
Research and development	272,273	224,369	221,478
Sales and marketing	90,126	85,683	85,137
General and administrative	102,435	100,539	133,941
Total operating expenses	464,834	410,591	440,556
Income from operations	335,167	123,947	85,654
Other income (expense), net	8,079	(2,834)	1,410
Interest expense	(6,413)	(2,485)	(2,236)
Income before income tax provision	336,833	118,628	84,828
Income tax provision	(52,876)	(6,936)	(2,922)
Share of income from equity investee, net of taxes	1,206	173	2,402
Net income	$285,163	$111,865	$84,308
Net income per common share:
Basic	$5.54	$2.19	$1.65
Diluted	$5.32	$2.09	$1.60
Weighted-average shares used in calculation of net income per common share:
Basic	51,478	51,157	50,987
Diluted	53,615	53,507	52,838

See accompanying notes to consolidated financial statements.

SMCI | 2022 Form 10-K | 55

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2022	2021	2020
Net income	$285,163	$111,865	$84,308
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) and other	(247)	605	(72)
Net change in defined benefit obligations	705	—	—
Total other comprehensive income (loss), net of tax	458	605	(72)
Total comprehensive income	$285,621	$112,470	$84,236

See accompanying notes to consolidated financial statements.
SMCI | 2022 Form 10-K | 56

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	51,289,413	$349,683	(1,333,125)	$(20,491)	$(80)	$611,903	$161	$941,176
Exercise of stock options, net of taxes	1,804,789	28,343	—	—	—	—	—	28,343
Release of common stock shares upon vesting of restricted stock units	979,274	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(331,648)	(8,243)	—	—	—	—	—	(8,243)
Stock-based compensation	—	20,189	—	—	—	—	—	20,189
Other comprehensive loss	—	—	—	—	(72)	—	—	(72)
Net income	—	—	—	—	—	84,308	6	84,314
Balance at June 30, 2020	53,741,828	$389,972	(1,333,125)	$(20,491)	$(152)	$696,211	$167	$1,065,707
Exercise of stock options, net of taxes	1,645,800	28,387	—	—	—	—	—	28,387
Release of common stock shares upon vesting of restricted stock units	1,011,406	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(274,620)	(8,721)	—	—	—	—	—	(8,721)
Share repurchase and retirement	(5,542,336)	(175)	1,333,125	20,491	—	(150,316)	—	(130,000)
Stock-based compensation	—	28,549	—	—	—	—	—	28,549
Other comprehensive income	—	—	—	—	605	—	—	605
Net income	—	—	—	—	—	111,865	6	111,871
Balance at June 30, 2021	50,582,078	$438,012	—	$—	$453	$657,760	$173	$1,096,398
Exercise of stock options, net of taxes	1,197,756	20,994	—	—	—	—	—	20,994
Release of common stock shares upon vesting of restricted stock units	763,641	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(232,461)	(10,081)	—	—	—	—	—	(10,081)
Stock-based compensation	—	32,816	—	—	—	—	—	32,816
Other comprehensive income	—	—	—	—	458	—	—	458
Net income	—	—	—	—	—	285,163	(1)	285,162
Balance at June 30, 2022	52,311,014	$481,741	—	$—	$911	$942,923	$172	$1,425,747

See accompanying notes to consolidated financial statements.
SMCI | 2022 Form 10-K | 57

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$285,163	$111,865	$84,308
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,471	28,185	28,472
Stock-based compensation expense	32,816	28,549	20,189
Recovery of allowance for doubtful accounts	(840)	(820)	(3,081)
Provision for excess and obsolete inventories	15,090	6,805	18,373
Other	368	(1,044)	1,364
Share of income from equity investee	(1,206)	(173)	(2,402)
Foreign currency exchange (gain) loss	(13,747)	2,482	1,008
Deferred income taxes, net	(6,817)	(8,390)	(13,772)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $280, $34 and $4,727 in fiscal years 2022, 2021 and 2020, respectively)	(371,598)	(59,325)	(7,023)
Inventories	(519,732)	(196,271)	(199,683)
Prepaid expenses and other assets (including changes in related party balances of $(575), $(3,969) and $1,511 in fiscal years 2022, 2021 and 2020, respectively)	(28,794)	(5,291)	(29,869)
Accounts payable (including changes in related party balances of $17,259, $(2,272) and $12,559 in fiscal years 2022, 2021 and 2020, respectively)	50,145	189,309	59,889
Income taxes payable	29,002	8,041	(8,321)
Accrued liabilities (including changes in related party balances of $148, $2,322 and $5,670 in fiscal years 2022, 2021 and 2020, respectively)	35,891	24,705	27,865
Deferred revenue	31,544	(1,452)	350
Other long-term liabilities (including changes in related party balances of $499, $(1,699) and $(1,301) in fiscal years 2022, 2021 and 2020, respectively)	(10,557)	(4,220)	(8,001)
Net cash provided by (used in) operating activities	(440,801)	122,955	(30,334)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $4,818, $7,347 and $4,386 in fiscal years 2022, 2021 and 2020, respectively)	(45,182)	(58,016)	(44,338)
Investment in a privately-held company	(1,100)	—	—
Proceeds from sale of investment in a privately-held company	—	—	750
Net cash used in investing activities	(46,282)	(58,016)	(43,588)
FINANCING ACTIVITIES:
Proceeds from borrowings	1,153,317	127,059	164,791
Repayment of debt	(640,695)	(60,629)	(159,191)
Net repayment on asset-backed revolving line of credit, net of costs	—	—	(1,116)
Payment of other fees for debt financing	(592)	(561)	(650)
Proceeds from exercise of stock options, net of taxes	20,994	28,387	28,343
Changes in obligations under capital leases	(72)	25	(138)
Payment of withholding tax on vesting of restricted stock units	(10,081)	(8,721)	(8,243)
Stock repurchases	—	(130,000)	—
Net cash (used in) provided by financing activities	522,871	(44,440)	23,796
Effect of exchange rate fluctuations on cash	(678)	560	376
Net increase (decrease) in cash, cash equivalents, and restricted cash	35,110	21,059	(49,750)
Cash, cash equivalents and restricted cash at beginning of year	233,449	212,390	262,140
Cash, cash equivalents and restricted cash at end of year	$268,559	$233,449	$212,390

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,492	$1,948	$2,172
Cash paid for taxes, net of refunds	$19,690	$2,914	$43,317

SMCI | 2022 Form 10-K | 58

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $689, $400 and $2,223 as of June 30, 2022, 2021 and 2020, respectively)	$7,825	$9,003	$12,051
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$11,151	$3,258	$—
See accompanying notes to consolidated financial statements.
SMCI | 2022 Form 10-K | 59

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements of Super Micro Computer include the accounts of Super Micro Computer and entities consolidated under the variable interest model or the voting interest model. Noncontrolling interests are not presented separately in the consolidated statements of operations and consolidated statements of comprehensive income as the amounts are immaterial. All intercompany accounts and transactions of Super Micro Computer and its consolidated entities (collectively, the "Company") have been eliminated in consolidation. For equity investments over which the Company is able to exercise significant influence over the investee but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments in equity securities which do not have readily determinable fair values and for which the Company is not able to exercise significant influence over the investee are accounted for under the measurement alternative which is the cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar securities of the same investee.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to revenue recognition, allowances for doubtful accounts and sales returns, inventory valuation, useful lives of property, plant and equipment, product warranty accruals, stock-based compensation, impairment of investments and long-lived assets, and income taxes. The Company’s estimates are evaluated on an ongoing basis and changes in the estimates are recognized prospectively. Actual results could differ from those estimates. The Company considered estimates of the economic implications of the COVID-19 pandemic pressures, global economic recession, inflation and increased interest rates on its critical and significant accounting estimates, including an assessment of the collectability of each customer contract as part of the revenue recognition process, assessment of the valuation of accounts receivable, assessment of provision for excess and obsolete inventory and an impairment of long-lived assets.

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
SMCI | 2022 Form 10-K | 60

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
SMCI | 2022 Form 10-K | 61

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

SMCI | 2022 Form 10-K | 62

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price for each customer contract to each performance obligation based on the relative standalone selling price (SSP) for each performance obligation within each contract. The Company recognizes the amount of transaction price allocated to each performance obligation within a customer contract as revenue at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgement. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company applies judgment to estimate the SSP. For substantially all performance obligations, the Company is able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. The Company typically establishes an SSP range for its products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for the Company’s products and services can evolve over time due to changes in its pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations which can also be influenced by intense competition, changes in demand for the Company’s products and services, economic and other factors.

These estimates and judgements have not fluctuated significantly for the fiscal year ended June 30, 2022, compared to prior fiscal years.

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

Allowances for Doubtful Accounts

Customers are subjected to a credit review process that evaluates each customer’s financial position and ability and intent to pay. On a quarterly basis, the Company makes estimates of its uncollectible accounts receivable by analyzing the aging of accounts receivable, history of bad debts, customer concentrations, customer-credit-worthiness, and current economic trends to evaluate the adequacy of the allowance for doubtful accounts. The Company's recovery of allowance for bad debt was $(0.8) million, $(0.8) million, and $(3.1) million in fiscal years 2022, 2021 and 2020, respectively.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and provision for lower of cost or net realizable value and excess and obsolete inventory.

SMCI | 2022 Form 10-K | 63

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Product Warranties

The Company offers product warranties typically ranging from 15 to 39 months against any defective products. These standard warranties are assurance type warranties, and the Company does not offer any services beyond the assurance that the product will continue working as specified. Therefore, these warranties are not considered separate performance obligations in the arrangement. Based on historical experience, the Company accrues for estimated returns of defective products at the time revenue is recognized. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are recorded to cost of sales and included in accrued liabilities and other long-term liabilities. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions, changes in the volume of claims compared with the Company's historical experience, and the changes in the cost of servicing warranty claims. The Company accounts for the effect of such changes in estimates prospectively. The following table presents for the fiscal years ended June 30, 2022, 2021 and 2020, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities and other long-term liabilities (in thousands):

	Years Ended June 30,
	2022	2021	2020
Balance, beginning of the year	$12,863	$12,379	$11,034
Provision for warranty	28,150	29,638	35,962
Costs utilized	(29,872)	(30,575)	(34,502)
Change in estimated liability for pre-existing warranties	996	1,421	(115)
Balance, end of the year	$12,137	$12,863	$12,379
Current portion	9,073	10,185	9,984
Non-current portion	$3,064	$2,678	$2,395

Research and Development

Research and development expenses consist of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for the Company's research and development personnel, as well as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to the Company's research and development activities. All research and development costs are expensed as incurred. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $8.2 million, $10.9 million, and $2.1 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. During the fiscal year ended June 30, 2020, the Company also recorded a $9.5 million net settlement fee as a reduction in the research and development expenses related to the reimbursement of previously incurred expenses for one canceled joint product development agreement.

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

Advertising Costs

Advertising costs, net of reimbursements received under the cooperative marketing arrangements with the Company's vendors, are expensed as incurred. Total advertising and promotional expenses were $0.1 million, $4.1 million and $3.0 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, net of credits from marketing development funds.

SMCI | 2022 Form 10-K | 64

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

SMCI | 2022 Form 10-K | 65

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each party contributed $0.2 million for a 50% ownership interest of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the fiscal years ended 2022, 2021 and 2020, the accounts of the Management Company were consolidated with the accounts of Super Micro Computer, and a noncontrolling interest was recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's consolidated statements of operations.
SMCI | 2022 Form 10-K | 66

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Transactions

The functional currency of the Company’s international subsidiaries is the U.S. dollar, with the exception of Super Micro Asia and Technology Park, Inc., a consolidated variable interest entity. Monetary assets and liabilities of the Company's international subsidiaries that are denominated in foreign currency are remeasured into U.S. dollars at period-end exchange rates. Non-monetary assets and liabilities that are denominated in the foreign currency are remeasured into U.S. dollars at the historical rates. Revenue and expenses that are denominated in the foreign currency are remeasured into U.S. dollars at the average exchange rates during the period. Remeasurement of foreign currency accounts and resulting foreign exchange transaction gains and losses, are reflected in the consolidated statements of operations in other income (expense), net.

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

SMCI | 2022 Form 10-K | 67

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The computation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2022	2021	2020
Numerator:
Net income	$285,163	$111,865	$84,308

Denominator:
Weighted-average shares outstanding	51,478	51,157	50,987
Effect of dilutive securities	2,137	2,350	1,851
Weighted-average diluted shares	53,615	53,507	52,838

Basic net income per common share	$5.54	$2.19	$1.65
Diluted net income per common share	$5.32	$2.09	$1.60

For the fiscal years ended June 30, 2022, 2021 and 2020, the Company had stock options, RSUs and PRSUs outstanding that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 475,529, 670,179, and 2,208,000 for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 18.1% and 11.4% of total purchases for the fiscal year ended June 30, 2022. Two suppliers accounted for 20.3% and 11.8% of total purchases for the fiscal years ended June 30, 2021. One supplier accounted for 26.8% of total purchases for the fiscal years ended June 30, 2020. Purchases from Ablecom and Compuware, related parties of the Company as noted in Part II, Item 8, Note 12, "Related Party Transactions," accounted for a combined 8.3%, 7.8%, and 10.1% of total cost of sales for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales in any of fiscal years 2022, 2021 and 2020. One customer accounted for 21.7% and 13.5% of accounts receivable, net as of June 30, 2022 and 2021, respectively.

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
SMCI | 2022 Form 10-K | 68

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendments in this update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The amendment is effective for all entities through December 31, 2022. In January 2021, the FASB issued further guidance on this topic, which clarified the scope and application of the original guidance. In April 2022, FASB issued a proposed accounting standard update for the deferral of the sunset date of Topic 848 and amendments to the definition of secured overnight financing rate (“SOFR"). The proposed amendment defers the sunset date of Topic 848 to December 31, 2024. The Company has loans and lines of credit with various financial institutions. Benchmark interest rates are used to calculate the interest on borrowings under the Chang Hwa Bank, CTBC, HSBC, Mega Bank Credit Facilities. LIBOR was used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility and E.SUN Credit Facility. The 2018 Bank of America Credit Facility was amended on June 28, 2021 to provide for a new maturity date of June 28, 2026 and fallback terms related to LIBOR replacement mechanics. On March 3, 2022, the 2018 Bank of America Credit Facility was amended to, among other items, increase the size of the facility from $200.0 million to $350.0 million and update provisions relating to payments and LIBOR replacement mechanics to SOFR. As these amendments had other contemporaneous changes to the facility, including the amount of borrowings permitted under the facility and not just directly related to LIBOR replacement, optional expedients under this guidance cannot be elected. The Company is currently evaluating the overall impact of adoption of the guidance on its consolidated financial statements and disclosures.

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

The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of June 30, 2022 and June 30, 2021. See Part II, Item 8, Note 1, "Organization and Summary of Significant Accounting Policies," for a discussion of the Company’s policies regarding the fair value hierarchy. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of June 30, 2022.

SMCI | 2022 Form 10-K | 69

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of June 30, 2022 and 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$20,220	$—	$—	$20,220
Certificates of deposit(2)	—	832	—	832
Auction rate security	—	—	1,590	1,590
Total assets measured at fair value	$20,220	$832	$1,590	$22,642

June 30, 2021	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$151	$—	$—	$151
Certificates of deposit(2)	—	863	—	863
Auction rate security	—	—	1,556	1,556
Total assets measured at fair value	$151	$863	$1,556	$2,570

(1) $20.0 million and $0.0 million in money market funds are included in cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the consolidated balance sheets as of June 30, 2022 and 2021, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.3 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.3 million and $0.4 million in certificates of deposit are included in restricted cash, non-current in other assets in the consolidated balance sheets as of June 30, 2022 and 2021, respectively.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the fiscal year ended June 30, 2022, the credit losses related to the Company’s investments were not significant.
There was an immaterial movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for fiscal years 2022 and 2021.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in fiscal years 2022 and 2021.

The following is a summary of the Company’s investment in an auction rate security as of June 30, 2022 and 2021 (in thousands):

	June 30, 2022
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(160)	$1,590

	June 30, 2021
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(194)	$1,556
SMCI | 2022 Form 10-K | 70

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal year ended June 30, 2022, the Company recognized $0.03 million of unrealized gain for the auction rate security in other comprehensive income based on the current valuation. For the fiscal year ended June 30, 2021, the Company's loss recognized in other comprehensive income for the auction rate security was immaterial. No gain or loss was recognized in other comprehensive income for the auction rate security for the fiscal year ended June 30, 2020.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2022 and 2021, total debt of $596.8 million and $98.2 million, respectively, is reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $1.2 million as of each of June 30, 2022, and 2021. The Company accounts for these investments at cost minus impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the years ended June 30, 2022 and 2021, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during fiscal year 2022, 2021 and 2020.

Note 3.         Revenue

    Disaggregation of Revenue

The Company disaggregates revenue by type of product and geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2022	2021	2020
Server and storage systems	$4,463,833	$2,790,305	$2,620,754
Subsystems and accessories	732,266	767,117	718,527
Total	$5,196,099	$3,557,422	$3,339,281

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of serverboards, chassis and accessories.

International net sales are based on the country and geographical region to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Years Ended June 30,
	2022	2021	2020
United States	$3,035,523	$2,107,910	$1,957,329
Asia	1,139,898	699,653	650,652
Europe	825,200	614,826	598,558
Other	195,478	135,033	132,742
Total	$5,196,099	$3,557,422	$3,339,281

SMCI | 2022 Form 10-K | 71

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Starting July 1, 2020, the Company does not separately disclose revenue by products sold to indirect sales channel partners or direct customers and original equipment manufacturers because management does not make business operational decisions based on this set of disaggregation, so the disclosure is no longer material to investors.

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligation(s). The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of advance consideration received from non-cancellable non-refundable contract liabilities relating to the sale of future products. Revenue recognized during fiscal year ended June 30, 2022, which was included in the opening deferred revenue balance as of June 30, 2021, of $202.3 million, was $100.2 million.

Deferred revenue increased $31.5 million during the fiscal year ended June 30, 2022, as compared to the fiscal year ended June 30, 2021 mainly because the deferral on invoiced amounts for service contracts during the period exceeded the recognition of revenue from contracts entered into in prior periods.

    Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of June 30, 2022, was approximately $233.8 million. The Company expects to recognize approximately 48% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

SMCI | 2022 Form 10-K | 72

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4.        Accounts Receivable Allowances

    The Company has established an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the age of outstanding receivables, credit risk of specific customers, historical trends related to past losses and other relevant factors. Accounts receivable allowances as of June 30, 2022, 2021 and 2020 consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses (Recovered), net	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended June 30, 2022	$2,591	$(840)	$2	$1,753
Year ended June 30, 2021	$4,586	$(820)	$(1,175)	$2,591
Year ended June 30, 2020	$8,906	$(3,081)	$(1,239)	$4,586

Note 5.        Inventories

Inventories as of June 30, 2022 and 2021 consisted of the following (in thousands):

	June 30,
	2022	2021
Finished goods	$1,025,555	$761,694
Work in process	209,576	80,472
Purchased parts and raw materials	310,475	198,798
Total inventories	$1,545,606	$1,040,964

During fiscal years 2022, 2021 and 2020, the Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $15.1 million, $6.8 million and $18.4 million, respectively. The Company classifies subsystems and accessories that may be sold separately or incorporated into systems as finished goods.

Note 6.        Property, Plant, and Equipment

    Property, plant and equipment as of June 30, 2022 and 2021 consisted of the following (in thousands):

	June 30,
	2022	2021
Buildings	$143,509	$86,930
Land	84,616	76,421
Machinery and equipment	113,665	97,671
Buildings construction in progress(1)	303	87,438
Building and leasehold improvements	45,169	26,640
Software	23,186	22,592
Furniture and fixtures	43,282	22,843
	453,730	420,535
Accumulated depreciation and amortization	(167,758)	(145,822)
Property, plant and equipment, net	$285,972	$274,713

(1)Construction in progress balance as of June 30, 2021, primarily relates to the development and construction costs associated with the Company’s Green Computing Park located in San Jose, California and the new building in Taiwan.

SMCI | 2022 Form 10-K | 73

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7.        Prepaid Expenses and Other Assets

Prepaid expenses and other current assets as of June 30, 2022 and 2021 consisted of the following (in thousands):

	June 30,
	2022	2021
Other receivables(1)	$138,054	$99,921
Prepaid expenses	5,632	6,719
Deferred service costs	5,562	4,900
Prepaid income tax	2,352	12,288
Restricted cash	251	251
Others	6,948	6,116
Total prepaid expenses and other current assets	$158,799	$130,195

(1)Includes other receivables from contract manufacturers based on certain buy-sell arrangements of $98.9 million and $76.2 million as of June 30, 2022 and 2021, respectively.

Other assets as of June 30, 2022 and 2021 consisted of the following (in thousands):

	June 30,
	2022	2021
Operating lease right-of-use asset	$23,679	$20,047
Deferred service costs, non-current	6,316	5,421
Prepaid expense, non-current	2,011	1,973
Investment in auction rate security	1,590	1,556
Deposits	1,069	1,669
Restricted cash, non-current	911	932
Others	1,956	528
Total other assets	$37,532	$32,126

Cash, cash equivalents and restricted cash as of June 30, 2022 and 2021 consisted of the following (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$267,397	$232,266
Restricted cash included in prepaid expenses and other current assets	251	251
Restricted cash included in other assets	911	932
Total cash, cash equivalents and restricted cash	$268,559	$233,449

SMCI | 2022 Form 10-K | 74

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8.        Accrued Liabilities

Accrued liabilities as of June 30, 2022 and 2021 consisted of the following (in thousands):

	June 30,
	2022	2021
Accrued payroll and related expenses	$57,736	$45,770
Contract manufacturers liabilities	41,125	45,319
Customer deposits	30,421	32,419
Accrued legal liabilities (Note 15)	18,250	—
Accrued warranty costs	9,073	10,185
Accrued cooperative marketing expenses	8,757	5,652
Operating lease liability	7,139	6,322
Accrued professional fees	4,281	2,737
Others	35,637	30,446
Total accrued liabilities	$212,419	$178,850

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

In September 2021, after the Company had closed its books for the year ended June 30, 2021, the Board decided to exercise its discretion to reduce the amount to be paid to the Chief Executive for the first tranche to $2.0 million, which was paid in the quarter ended December 31, 2021. As a result of the Board’s decision to reduce the amount to be paid under the first tranche, the Company adjusted the $3.6 million expense previously recorded for the first tranche to the new amount of $2.0 million, which resulted in the Company recognizing a $1.6 million benefit from this adjustment during the quarter ended September 30, 2021. For the fiscal years ended June 30, 2022 and June 30, 2021, $1.6 million of benefit and $5.8 million of expense was recognized, respectively.

SMCI | 2022 Form 10-K | 75

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of June 30, 2022 and 2021 consisted of the following (in thousands):

	June 30,
	2022	2021
Line of credit:
2018 Bank of America Credit Facility	$268,245	$—
2022 Bank of America Credit Facility	9,500	—
Cathay Bank Line of Credit	30,000	—
2021 CTBC Credit Lines	84,800	18,000
HSBC Bank Credit Facility	30,000	—
2021 E.SUN Bank Credit Facility	7,800	20,400
Mega Bank Credit Facility	3,500	—
Total line of credit	433,845	38,400
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	33,643	—
CTBC Bank term loan, due August 31, 2022	—	25,090
CTBC Bank term loan, due June 4, 2030	40,372	34,700
2021 CTBC Credit Lines, due December 27, 2027	5,468	—
2021 E.SUN Bank Credit Facility, due September 15, 2026	43,064	—
Mega Bank Credit Facility, due September 15, 2026	40,372	—
Total term loans	162,919	59,790
Total debt	596,764	98,190
Short-term debt and current portion of long-term debt	449,146	63,490
Debt, non-current	$147,618	$34,700

Activities under Revolving Lines of Credit and Term Loans

Bank of America

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On March 3, 2022, the 2018 Bank of America Credit Facility was amended to, among other items, increase the size of the facility from $200.0 million to $350.0 million and change provisions relating to payments and LIBOR replacement mechanics to SOFR. The obligations bear a base interest rate plus 0.5% to 1.5% based on the SOFR availability. The amendment was accounted for as a modification and the impact was immaterial to the consolidated financial statements. Prior to that, on June 28, 2021, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 28, 2026, and increase the maximum amount that the Company can request the facility be increased from $100 million to $150 million. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to pay any dividends. The 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries and contains a financial covenant, which requires that the Company maintain a certain fixed charge coverage ratio, for each twelve-month period while in a Trigger Period, as defined in the agreement, is in effect.
SMCI | 2022 Form 10-K | 76

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2022, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $268.2 million. As of June 30, 2021, the Company had no outstanding borrowings under the 2018 Bank of America Credit Facility. The interest rate under the 2018 Bank of America Credit Facility as of June 30, 2022 and 2021 was 2.53% and 1.50%, respectively. The balance of debt issuance costs outstanding as of June 30, 2022 and June 30, 2021 was $1.0 million and $0.5 million, respectively. The Company is in compliance with all covenants under the 2018 Bank of America Credit Facility, and as of June 30, 2022, the Company's available borrowing capacity was $81.8 million, subject to the borrowing base limitation and compliance with other applicable terms.

2022 Bank of America Credit Facility

On March 23, 2022, the Company through its Taiwan subsidiary entered into an Uncommitted Facility Agreement for credit lines with Bank of America – Taipei Branch (the “2022 Bank of America Credit Facility”), for an amount not to exceed in aggregate $20.0 million. The interest rate will be quoted by Bank of America - Taipei Branch for each drawdown. As of June 30, 2022, the total outstanding borrowings were $9.5 million with an interest rate of 1.85% per annum under the 2022 Bank of America Credit Facility.

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

On July 20, 2021 (the “Effective Date”), the Company through its Taiwan subsidiary entered into a general agreement for omnibus credit lines with CTBC Bank (the “2021 CTBC Credit Lines), which replaced the Prior CTBC Credit Lines in their entirety and permit borrowings, from time to time, pursuant to (i) a term loan facility of up to NTD 1,550.0 million ($55.4 million U.S. dollar equivalent) including the existing 2020 CTBC Term Loan Facility of NTD 1,200.0 million ($42.9 million U.S. dollar equivalent) and a new 75-month, non-revolving term loan facility of NTD 350.0 million ($12.5 million U.S. dollar equivalent) to use to purchase machinery and equipment for the Company’s Bade Manufacturing Facility located in Taiwan (the “2021 CTBC Machine Loan”), and (ii) a line of credit facility of up to $105.0 million (the “2021 CTBC Credit Facility”), which increased the borrowing capacity of CTBC Credit Facility. The 2021 CTBC Credit Facility provides (i) a 12-month NTD 1,250.0 million ($44.7 million U.S. dollar equivalent) term loan facility secured by the land and building located in Bade, Taiwan with an interest rate equal to the lender's established NTD interest rate plus 0.50% per annum which is adjusted monthly, which term loan facility also includes a 12-month guarantee of up to NTD 100.0 million ($3.6 million U.S. dollar equivalent) with an annual fee equal to 0.50% per annum, and (ii) a 12-month revolving line of credit of up to 100% of eligible accounts receivable in an aggregate amount of up to $105.0 million with an interest rate equal to the lender's established USD interest rate plus 0.70% to 0.75% per annum which is adjusted monthly.

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

As of June 30, 2022 and 2021, the amounts outstanding under the 2020 CTBC Term Loan Facility were $40.4 million and $34.7 million, respectively. The interest rates for these loans were 0.825% per annum as of June 30, 2022 and 0.45% as of June 30, 2021. Under the 2021 CTBC Machine Loan, the amounts outstanding were $5.5 million on June 30, 2022. The interest rate for this loan was 1.025% per annum as of June 30, 2022. As of June 30, 2021 there were no outstanding borrowings under the 2021 CTBC Machine Loan.

SMCI | 2022 Form 10-K | 77

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The total outstanding borrowings under the 2021 CTBC Credit Facility term loan were denominated in NTD and remeasured into U.S. dollars of $0.0 million and $25.1 million at June 30, 2022 and 2021, respectively. The 2021 CTBC Credit Facility term loan was repaid on October 26, 2021. The interest rate for the 2021 CTBC Credit Facility term loan was 0.75% per annum as of June 30, 2021. As of June 30, 2022 and 2021, the outstanding borrowings under the 2021 CTBC Credit Facility revolving line of credit were $84.8 million and $18.0 million, respectively. The interest rates for these loans ranged from 1.80% to 2.52% per annum as of June 30, 2022 and were 0.98% per annum as of June 30, 2021. As of June 30, 2022, the amount available for future borrowing under the 2021 CTBC Credit Facility was $20.2 million. As of June 30, 2022, the net book value of land and building located in Bade, Taiwan, collateralizing the 2021 CTBC Credit Lines was $77.3 million. The Company was in compliance with all financial covenants under 2021 CTBC Credit Lines as of June 30, 2022.

E.SUN Bank Credit Facility

2021 E.SUN Bank Credit Facility

The Company through its Taiwan subsidiary was party to that certain General Credit Agreement, dated December 2, 2020, with E.SUN Bank (“E.SUN Bank”), which provided for the issuance of loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments up to a credit limit of US $30.0 million (the “Prior E.SUN Bank Credit Facility”). The term of the Prior E.SUN Bank Credit Facility expired on September 18, 2021.

On September 13, 2021 (the “Old E.SUN Bank Effective Date”), the Company through its Taiwan subsidiary entered into a new General Credit Agreement with E.SUN Bank, which replaced the Prior E.SUN Bank Credit Facility (the “2021 E.SUN Bank Credit Facility”). The 2021 E.SUN Bank Credit Facility permitted borrowings of up to (i) NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) and (ii) $30.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. Other terms of the 2021 E.SUN Bank Credit Facility were substantially identical to the Prior E.SUN Bank Credit Facility. Generally, interest for base rate loans made under the 2021 E.SUN Bank Credit Facility were based upon an average interbank overnight call loan rate in the finance industry (such as LIBOR or TAIFX) plus a fixed margin and is subject to occasional adjustment. The 2021 E.SUN Bank Credit Facility had customary default provisions permitting E.SUN Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Taiwan subsidiary has an overdue liability at another financial organization. There were various financial covenants under the 2021 E.SUN Bank Credit Facility, including current ratio, net debt ratio, and interest coverage requirements to be reviewed on a yearly basis at fiscal year end.

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, were to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the Old E.SUN Bank Effective Date for (i) a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) in financing for use in research and development activities (the “Term Loan”), and (ii) a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days. As of June 30, 2022, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $43.1 million and the interest rates for the Term Loan was 1.37% per annum. As of June 30, 2022 and June 30, 2021, the amounts outstanding under the Import Loan were $7.8 million and $20.4 million, respectively. The interest rate for the fiscal year ended June 30, 2022 was 1.81% per annum. The interest rate for the fiscal year ended June 30, 2021 ranged from 1.00% to 1.29% per annum. As of June 30, 2022 the amount available for future borrowing under the Import Loan was $22.2 million. The Company was in compliance with all financial covenants under 2021 E.SUN Bank Credit Facility as of June 30, 2022.

SMCI | 2022 Form 10-K | 78

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2022 E.SUN Bank Credit Facility

On August 9, 2022 (the “New E.SUN Bank Effective Date”), the Company through its Taiwan subsidiary entered into a new General Credit Agreement with E.SUN Bank, which replaced the 2021 E.SUN Bank Credit Facility (the “New E.SUN Bank Credit Facility”). The New E.SUN Bank Credit Facility permits borrowings of up to (i) NTD 1.8 billion ($61.0 million U.S. dollar equivalent) and (ii) US$30.0 million. Other terms of the New E.SUN Bank Credit Facility are substantially identical to the Prior E.SUN Bank Credit Facility. Generally, interest for base rate loans made under the New E.SUN Bank Credit Facility are based upon an average interbank overnight call loan rate in the finance industry (such as TAIFX) plus a fixed margin, and is subject to occasional adjustment. The New E.SUN Bank Credit Facility has customary default provisions permitting E.SUN Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Taiwan subsidiary has an overdue liability at another financial organization. The Company is not a guarantor of the New E.SUN Bank Credit Facility.

Terms for specific drawdown instruments issued under the New E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. Under a Notification and Confirmation entered into on the New E.SUN Bank Effective Date, the Subsidiary and E.SUN Bank have agreed to both a medium term credit loan of NTD 680.0 million ($23.0 million U.S. dollar equivalent) with a tenor of 5 years (the “Medium Term Loan”) and a drawdown of US $30.0 million under the E.SUN Bank Credit Facility for an import loan with a tenor of 120 days (the “Import O/A Loan”). With respect to the Medium Term Loan, the period of use is between April 28, 2022 and April 28, 2023. The interest rate thereunder is based upon a floating annual rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis. Principal is amortized evenly on a monthly basis, with principal payments subject to a one year grace period prior to the commencement of repayment. The Medium Term Loan will be used by the Taiwan subsidiary to support its manufacturing activities (such as purchase of materials and components) (“Use of Proceeds”). Drawdowns may be in amounts of up to 80% of permitted Use of Proceeds expenses. The Subsidiary is subject to various financial covenants in connection with the Medium Term Loan, including a current ratio, net debt to equity ratio, and interest coverage ratio. The current Medium Term Loan and the prior medium term loan under the Prior E.SUN Bank Credit Facility shall not exceed in aggregate NTD 1.8 billion. With respect to the Import O/A Loan, the period of use is between April 28, 2022 and April 28, 2023. The interest rate thereunder is based on TAIFX3 plus a fixed margin, subject to negotiation on a monthly basis and adjustment under certain circumstances. Interest payments are due on a monthly basis, and principal is repayable on the due date. Neither the Medium Term Loan nor Import O/A loan are secured.

Mega Bank

Mega Bank Credit Facilities

On September 13, 2021 (the “Mega Bank Effective Date”), the Company through its Taiwan subsidiary entered into a NTD 1,200.0 million ($43.2 million U.S. dollar equivalent) credit facility (the “Mega Bank Credit Facility”) with Mega International Commercial Bank (“Mega Bank”). The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. The first drawdown date was on October 4, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate depends upon the amount borrowed under Mega Bank Credit Facility, and as of the Mega Bank Effective Date, ranged from 0.645% to 0.845% per annum. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable. As of June 30, 2022, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $40.4 million and the interest rates ranged from 1.02% to 1.22% per annum.

SMCI | 2022 Form 10-K | 79

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Pursuant to the Omnibus Credit Authorization Agreement, the Taiwan subsidiary also entered into both a Credit Authorization Agreement (the “Credit Authorization Agreement”) and Credit Authorization Approval Notice (the “Credit Authorization Approval Notice”) with Mega Bank and an associated branch of Mega Bank, respectively. Pursuant to such Agreement and Notice, Mega Bank permits the Taiwan subsidiary to make drawdowns up to the Credit Limit for short-term loans for material purchases with a tenor not to exceed 120 days on a revolving basis. Drawdowns may be made through March 2023. The interest rate for each individual credit authorization is adjusted according to the Mega Bank’s USD basic loan interest rate at the time of signing the agreement which was 0.90% per annum. Interest on such drawdowns is based upon TAIFX OFFER for six months plus 0.23% then divided by 0.946, subject to periodic adjustment and adjustment in certain other circumstances, such as failure to maintain a sufficient balance in a demand deposit account with Mega Bank which are subject to the bank’s right of set off. The interest rate shall be adjusted once every month but shall not be lower than the USD basic loan interest rate plus 0.1%. If the loan involves the acceptance of a bill of exchange, the Company would be required to pay a handling fee at the annual rate of 0.75% calculated based on the number of actual acceptance days. The fee is paid in full upon acceptance and a minimum handling fee of NTD 400 is charged for each transaction. Amounts borrowed are otherwise unsecured, and the Credit Authorization Agreement has customary default provisions permitting Mega Bank to reduce the extension of credit, shorten the term for loan repayment or declare all of the amounts immediately due and payable. The Company is not a guarantor under the Credit Authorization Agreement or Credit Authorization Approval Notice.

As of June 30, 2022 the amount outstanding under the Credit Authorization Agreement was $3.5 million. The interest rate for the fiscal year ended June 30, 2022, was 1.85% per annum. As of June 30, 2022, the amount available for future borrowing under the Credit Limit was $16.5 million.

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

On May 13, 2022, Chang Hwa Bank notified that they increased the borrowing capacity limit by $20.0 million.

As of June 30, 2022, the total outstanding borrowings under the Chang Hwa Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $33.6 million and the interest rate was 1.175% per annum.

Terms for specific drawdown instruments issued under the Chang Hwa Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in separate loan contracts (each, a “Loan Contract”) negotiated with Chang Hwa Bank. On the Chang Hwa Bank Effective Date, three Loan Contracts were entered into. None of the three Loan Contracts are secured and there are no financial covenants. The Company is not a guarantor under Chang Hwa Bank Credit Facility.

SMCI | 2022 Form 10-K | 80

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
HSBC Bank

HSBC Bank Credit Facility

On January 7, 2022 (the “HSBC Bank Effective Date”), the Company, through its Taiwan subsidiary, entered into a General Loan, Export/Import Financing, Overdraft Facilities and Securities Agreement (the “Loan Agreement”) with a Taiwan affiliate of HSBC Bank (“HSBC Bank”). The Loan Agreement provides for borrowings in the form of loans, export/import financings, overdrafts, commercial paper guaranties, and other types of drawdown instruments. The Loan Agreement has customary default provisions permitting HSBC Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Company’s Taiwan subsidiary fails to make payment of sums under another agreement which permits acceleration of maturity of such indebtedness. The Company is not a guarantor of the Loan Agreement.

Terms for specific drawdown instruments issued under the Loan Agreement, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, may be set forth in facility letters (each, a “Facility Letter”) negotiated with HSBC Bank. Under a Facility Letter entered into on the HSBC Bank Effective Date, the Company’s Taiwan subsidiary and HSBC Bank agreed to a $30.0 million export/seller trade facility under the Loan Agreement with a tenor of 120 days. The interest rate thereunder is based on HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis, and principal is repayable on the due date.

As of June 30, 2022, the outstanding borrowings under the 2022 HSBC Bank Credit Facility revolving line of credit were $30.0 million. The interest rates for these loans ranged from 1.95% to 2.20% per annum as of June 30, 2022. As of June 30, 2022, there was no amount available for future borrowing under the 2022 HSBC Bank Credit Facility.

Cathay Bank

Cathay Bank Line of Credit

On May 19, 2022 (the “Cathay Bank Effective Date”), the Company entered into a Loan Agreement (the “Cathay Bank Loan Agreement”) with Cathay Bank (“Cathay Bank”) pursuant to which Cathay Bank has agreed to provide a revolving line of credit of up to $132 million (the “Commitment”) for the five-year period following the Cathay Bank Effective Date. On the fifth anniversary of the Cathay Bank Effective Date, the total outstanding borrowings under the Cathay Bank Loan Agreement will automatically be converted into a five-year term loan. The interest rate under the Cathay Bank Loan Agreement is based upon either the SOFR index or prime rate index, at the Company’s quarterly election, plus a tiered spread that is based upon the average amounts deposited by the Company at Cathay Bank as a percentage of the Commitment. The spread is either 1.65% or 2.0% if the index is SOFR index, or 1.25% or 1.00% if the spread is the prime rate index with the higher spread applying in each case if an amount less than 25% of the Commitment is on deposit with Cathay Bank. Interest is payable monthly during the five-year period following the Cathay Bank Effective Date. After conversion to a term loan on the fifth anniversary of the Cathay Bank Effective Rate, interest is payable monthly based on a 20-year amortization schedule with the unpaid balance due at maturity. The Cathay Bank Loan Agreement has customary default provisions and is cross defaulted with other indebtedness to the extent such default causes a material adverse effect with respect to the Commitment. The Company is required to comply with certain covenants, including maintaining a fixed charge coverage ratio of at least 1.15:1.00. The Company is required to pay Cathay Bank an unused facility fee in the amount of 0.15% per annum of the undrawn Commitment payable quarterly in arrears.

Borrowings under the Loan Agreement are secured against certain of the Company’s properties located in San Jose, California (the “Collateral”). The Company has agreed to indemnify the Bank with respect to certain environmental matters with respect to the Collateral. The Collateral is subject to re-appraisal every two years at the election of the Bank, and the Bank reserves the right to reduce the Commitment in accordance with such appraised values. As of June 30, 2022, the outstanding borrowings under the Cathay Bank line of credit were $30.0 million.

SMCI | 2022 Form 10-K | 81

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Principal payments on short-term and long-term debt obligations are due as follows (in thousands):

Fiscal Year:	Principal Payments
2023	$449,146
2024	36,404
2025	39,769
2026	39,769
2027	14,855
2028 and thereafter	16,821
Total short-term and long-term debt	$596,764

Note 10.         Other Long-term Liabilities

Other long-term liabilities as of June 30, 2022 and 2021 consisted of the following (in thousands):

	June 30,
	2022	2021
Accrued unrecognized tax benefits including related interest and penalties, non-current	$18,866	$17,841
Operating lease liability, non-current	16,661	14,539
Accrued warranty costs, non-current	3,064	2,678
Other	549	6,074
Total other long-term liabilities	$39,140	$41,132

Note 11.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized, and supplemental cash flow information related to operating leases for the years ended June 30, 2022 and 2021 were as follows (in thousands):

	Years Ended June 30,
	2022	2021
Operating lease expense (including expense for lease agreements with related parties of $711 and $1,319 for the years ended June 30, 2022 and 2021, respectively)	$8,265	$7,827
Cash payments for operating leases (including payments to related parties of $766 and $1,351 for the years ended June 30, 2022 and 2021, respectively)	8,007	7,966
New operating lease assets obtained in exchange for operating lease liabilities	11,151	3,538
During the years ended June 30, 2022 and 2021, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the years ended June 30, 2022, 2021 and 2020 were $1.1 million, $1.8 million and $1.3 million, respectively.
SMCI | 2022 Form 10-K | 82

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2022, the weighted average remaining lease term for operating leases was 3.8 years and the weighted average discount rate was 3.0%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of June 30, 2022, were as follows (in thousands):

Fiscal Year:	Maturities of operating leases
2023	$7,721
2024	6,525
2025	6,136
2026	2,602
2027	1,550
2028 and beyond	533
Total future lease payments	$25,067
Less: Imputed interest	(1,267)
Present value of operating lease liabilities	$23,800

As of June 30, 2022, commitments under short-term lease arrangements and operating and financing leases that have not yet commenced were immaterial.

The Company has entered into lease agreements with related parties. See Part II, Item 8, Note 12, "Related Party Transactions" for a further discussion.

Note 12.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2022. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Charles Liang or Sara Liu do not own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware's capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 88.2%, 91.8% and 95.5% of the chassis included in the products sold by the Company during fiscal years 2022, 2021 and 2020, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

SMCI | 2022 Form 10-K | 83

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2022 were $39.5 million and $36.0 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2021 were $44.9 million and $40.2 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

Compuware also manufactures motherboards, backplanes and other components used on printed circuit boards for the Company. The Company sells to Compuware most of the components needed to manufacture the above products. Compuware uses the components to manufacture the products and then sells the products back to the Company at a purchase price equal to the price at which the Company sold the components to Compuware, plus a “manufacturing value added” fee and other miscellaneous material charges and costs, including overhead and labor. The Company and Compuware frequently review and negotiate the amount of the “manufacturing value added” fee that will be included in the price of the products the Company purchases from Compuware. In addition to the inventory purchases, the Company also incurs costs associated with design services, tooling assets, and miscellaneous costs.

SMCI | 2022 Form 10-K | 84

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2022 were $213.3 million and $44.3 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2021 were $123.3 million and $71.0 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Dealings with Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately held company located in China to expand the Company's presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party.

The Company recorded a deferred gain related to the contribution of certain technology rights. As of June 30, 2022 and 2021, the Company had unamortized deferred gain balance of $0.0 million and $1.0 million, respectively, in accrued liabilities and none in other long-term liabilities in the Company’s consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of such third-party parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of June 30, 2022. No impairment charge was recorded for the fiscal years ended June 30, 2022 and 2021.

The Company sold products worth $121.0 million, $51.2 million, $61.9 million to the Corporate Venture in the fiscal years 2022, 2021 and 2020, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of June 30, 2022 and June 30, 2021 have been eliminated and have reduced the carrying value of the Company's investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $8.0 million and $8.5 million due from the Corporate Venture in accounts receivable, net as of June 30, 2022 and 2021, respectively.

Dealings with Monolithic Power Systems, Inc.

The Company procures certain semiconductor products from Monolithic Power Systems, Inc. (“MPS”), a fabless manufacturer of high-performance analog and mixed-signal semiconductors, through its contract manufacturers for use in its products. A member of the Board of Directors, who served during fiscal year 2022 until May 18, 2022, also serves as an officer of MPS.

SMCI | 2022 Form 10-K | 85

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company had the following balances related to transactions with its related parties as of the fiscal years ended June 30, 2022, 2021 and 2020 (in thousands):

	Ablecom			Compuware			Corporate Venture			MPS			Total
	Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Accounts receivable	$2	$2	$(27)	$404	$198	$938	$7,992	$8,478	$7,801	$—	$—	$—	$8,398	$8,678	$8,712
Other receivable (1)	$4,816	$5,575	$6,406	$19,596	$18,173	$13,385	$—	$—	$—	$—	$89	$—	$24,412	$23,837	$19,791
Accounts payable	$42,463	$38,152	$36,955	$44,892	$31,944	$35,413	$—	$—	$—	$—	$—	$—	$87,355	$70,096	$72,368
Accrued liabilities (2)	$3,531	$3,042	$3,101	$15,145	$14,486	$11,105	$—	$1,000	$2,000	$—	$—	$—	$18,676	$18,528	$16,206

(1)Other receivables include receivables from vendors included in prepaid and other current assets.
(2)Includes current portion of operating lease liabilities included in other current liabilities.

The Company's results from transactions with its related parties for each of the fiscal years ended June 30, 2022, 2021 and 2020, are as follows (in thousands):

	Ablecom			Compuware			Corporate Venture			MPS			Total
	Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020

Net sales	$15	$(23)	$(7)	$26,085	$27,865	$23,867	$120,991	$51,176	$61,899	$—	$—	$—	$147,091	$79,018	$85,759
Purchases - inventory	$192,441	$122,243	$152,464	$170,300	$113,400	$130,592	$—	$—	$—	$8,335	$3,915	$5,215	$371,076	$239,558	$288,271
Purchases - other miscellaneous items	$8,265	$8,609	$7,620	$1,455	$1,813	$1,171	$—	$—	$—	$—	$—	$—	$9,720	$10,422	$8,791
SMCI | 2022 Form 10-K | 86

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s cash flow impact from transactions with its related parties for the fiscal years ended June 30, 2022, 2021 and 2020, are as follows (in thousands):

	Ablecom			Compuware			Corporate Venture			MPS			Total
	Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020

Changes in accounts receivable	$—	$(29)	$42	$(206)	$740	$(623)	$486	$(677)	$5,308	$—	$—	$—	$280	$34	$4,727
Changes in other receivable	$759	$832	$816	$(1,423)	$(4,788)	$695	$—	$—	$—	$89	$(13)	$—	$(575)	$(3,969)	$1,511
Changes in accounts payable	$4,311	$1,198	$5,709	$12,948	$(3,470)	$6,850	$—	$—	$—	$—	$—	$—	$17,259	$(2,272)	$12,559
Changes in accrued liabilities	$489	$(59)	$419	$659	$3,381	$5,251	$(1,000)	$(1,000)	$—	$—	$—	$—	$148	$2,322	$5,670
Changes in other long-term liabilities	$—	$(513)	$513	$499	$(186)	$186	$—	$(1,000)	$(2,000)	$—	$—	$—	$499	$(1,699)	$(1,301)
Purchases of property, plant and equipment	$4,678	$7,110	$4,384	$140	$237	$2	$—	$—	$—	$—	$—	$—	$4,818	$7,347	$4,386
Unpaid property, plant and equipment	$583	$338	$2,158	$106	$62	$65	$—	$—	$—	$—	$—	$—	$689	$400	$2,223

Tripartite Agreement

On November 8, 2021, Super Micro Computer Inc., Taiwan (the “Subsidiary”), a Taiwan corporation and wholly-owned subsidiary of the Company, entered into a Tripartite Agreement (the “Agreement”) with Ablecom and Compuware related to a three-way purchase of land.

Pursuant to the Agreement, the Subsidiary will participate in purchasing 33.33% of the 137,225.97 square meters (approximately 34 acres) of land Ablecom has agreed to acquire from third-party landowners in proximity to the Company’s campus in Bade, Taiwan. Compuware will acquire 17.21% of such land and Ablecom will retain the remaining 49.46% of the land. Under the Agreement, fees and costs related to such land purchase would be borne by the parties according to their proportionate share of the land purchased. The Company intends to fund its proportionate share of the land purchased under the Agreement which is estimated to be approximately NTD 789.0 million (or approximately US $28.3 million) from either available cash and/or borrowings under loan agreements to which the Subsidiary is a party in Taiwan. Amounts payable related to the purchase of the land are due in three installments based upon the achievement of specified milestones. The transaction is subject to various customary conditions precedent, including the receipt of government approvals, the discharge of mortgages and leases on the land, and the completion of due diligence. As of June 30, 2022, due diligence and discussions with government officials are continuing, and no installment payments have been made with respect to the transaction. If the transaction does not close within 12 months, Ablecom may offer the land to other parties.

Note 13.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

On June 5, 2020, the stockholders of the Company approved the 2020 Equity and Incentive Compensation Plan (the "Original 2020 Plan"). The maximum number of shares available under the Original 2020 Plan was 5,000,000 plus 1,045,000 shares of common stock that remained available for future awards under the 2016 Equity Incentive Plan (the “2016 Plan”), at the time of adoption of the Original 2020 Plan. No other awards can be granted under the 2016 Plan and 7,246,000 shares of common stock remain reserved for outstanding awards issued under the Original 2016 Plan at the time of adoption of the Original 2020 Plan. On May 18, 2022, the stockholders of the Company approved an amendment and restatement of the Original 2020 Plan (as amended and restated, the “2020 Plan”) which, among other things, increased the number of shares available for award under the 2020 Plan by an additional 2,000,000 shares.
SMCI | 2022 Form 10-K | 87

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

As of June 30, 2022, the Company had 3,604,025 authorized shares available for future issuance under the 2020 Plan.

Common Stock Repurchase and Retirement

On January 29, 2021, a duly authorized subcommittee of the Board approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program was effective until July 31, 2022 or if earlier, until the maximum amount of common stock is repurchased (the "Prior Repurchase Program"). 1,391,171 shares of common stock were repurchased and retired for an aggregate $50.0 million as of June 30, 2021. The Company had $150.0 million of remaining availability under the Prior Repurchase Program as of June 30, 2022. There were no shares repurchased under the Prior Repurchase Program during fiscal year 2022.

During the fiscal year ended June 30, 2021, the Company repurchased and retired 4,209,211 shares of common stock for an aggregated $130.0 million. Additionally, the Company retired 1,333,125 shares of common stock repurchased in prior years.

On August 3, 2022, after the expiration of the Prior Repurchase Program, a duly authorized subcommittee of the Company's Board approved a new share repurchase program to repurchase shares of common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first.

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

SMCI | 2022 Form 10-K | 88

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value of stock option grants for the fiscal years ended June 30, 2022, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2022	2021	2020
Risk-free interest rate	0.81% - 3.02%	0.27% - 1.09%	0.47% - 1.72%
Expected term	6.09 years	5.98 years	6.27 years
Dividend yield	—%	—%	—%
Volatility	49.69% - 50.13%	50.03% - 50.43%	49.61% - 50.46%
Weighted-average fair value	$20.25	$14.92	$9.59

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the fiscal years ended June 30, 2022, 2021 and 2020 (in thousands):

	Years Ended June 30,
	2022	2021	2020
Cost of sales	$1,876	$1,762	$1,504
Research and development	16,571	14,030	12,202
Sales and marketing	2,058	2,022	1,680
General and administrative	12,311	10,735	4,803
Stock-based compensation expense before taxes	32,816	28,549	20,189
Income tax impact	(12,220)	(8,574)	(6,814)
Stock-based compensation expense, net	$20,596	$19,975	$13,375

As of June 30, 2022, $12.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.41 years and $56.5 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.78 years. Additionally, as described below, $5.6 million of unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 3.0 years.

Stock Option Activity

In March 2021, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a stock option award for 1,000,000 shares of common stock to the Company’s CEO (the “2021 CEO Performance Stock Option”). The 2021 CEO Performance Stock Option has five vesting tranches with a vesting schedule based entirely on the attainment of operational milestones (performance conditions) and market conditions, assuming (1) continued employment either as the CEO or in such capacity as agreed upon between the Company’s CEO and the Board and (2) service through each vesting date. Each of the five vesting tranches of the 2021 CEO Performance Stock Option will vest upon certification by the Compensation Committee that both (i) the market price milestone for such tranche, which begins at $45.00 per share for the first tranche and increases up to $120.00 per share thereafter (based on a 60 trading day average stock price), has been achieved, and (ii) any one of five operational milestones focused on total revenue, as reported under U.S. GAAP, have been achieved for the previous four consecutive fiscal quarters. Upon vesting and exercise, including the payment of the exercise price of $45.00 per share, prior to March 2, 2024, the Company’s CEO must hold shares that he acquires until March 2, 2024, other than those shares sold pursuant to a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

SMCI | 2022 Form 10-K | 89

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The achievement status of the operational and stock price milestones as of June 30, 2022, was as follows:

Annualized Revenue Milestone	Achievement Status	Stock Price Milestone	Achievement Status
(in billions)
$4.0	Achieved	$45	Achieved(1)
$4.8	Achieved(2)	$60	Not yet achieved
$5.8	Probable	$75	Not yet achieved
$6.8	Probable	$95	Not yet achieved
$8.0	Probable	$120	Not yet achieved

(1)The Company’s Compensation Committee had certified achievement of the $4 billion annualized revenue milestone on March 26, 2022. The $45 stock price milestone was achieved based upon the 60-trading day average stock price from March 15, 2022 through June 8, 2022. The achievement of such stock price milestone and the vesting of the first tranche of 200,000 option shares under the 2021 CEO Performance Stock Option, representing one-fifth of such award were certified by the Company's Compensation Committee subsequent to June 30, 2022.
(2)To be certified by the Company's Compensation Committee after Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC.

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

During the fiscal year ended June 30, 2022, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $7.1 million. As of June 30, 2022, $5.6 million in unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 3.0 years.

SMCI | 2022 Form 10-K | 90

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes stock option activity during the fiscal years ended June 30, 2022, 2021 and 2020 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2019	7,374,635	$18.02
Granted	273,260	$19.61
Exercised	(1,812,000)	$15.74
Forfeited/Cancelled	(456,127)	$11.97
Balance as of June 30, 2020	5,379,768	$19.38
Granted	1,517,110	$40.49
Exercised	(1,645,800)	$17.25
Forfeited/Cancelled	(75,524)	$24.43
Balance as of June 30, 2021	5,175,554	$26.17
Granted	489,940	$40.23
Exercised	(1,197,756)	$17.82
Forfeited/Cancelled	(156,322)	$30.47
Balance as of June 30, 2022	4,311,416	$29.99	5.60	$50,010
Options vested and exercisable at June 30, 2022	2,497,977	$22.24	3.31	$45,232

The total pretax intrinsic value of options exercised during the fiscal year ended June 30, 2022, 2021 and 2020 was $29.6 million, $24.3 million and $19.3 million, respectively. Additional information regarding options outstanding as of June 30, 2022, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$9.24 - $14.23	479,265	1.72	$12.22	469,819	$12.20
$14.95 - $20.37	459,117	4.13	$18.34	417,757	$18.42
$20.54 - $22.10	491,131	3.08	$21.19	475,696	$21.20
$22.15 - $25.44	486,997	4.48	$24.28	404,847	$24.48
$26.60 - $30.33	559,007	4.91	$27.91	478,856	$27.50
$33.36 - $37.88	432,552	5.95	$35.81	214,674	$35.20
$38.50 - $41.25	351,827	9.28	$39.99	34,231	$38.67
$42.35 - $42.35	8,390	3.82	$42.35	2,097	$42.35
$45.00 - $45.00	1,000,000	8.67	$45.00	—	$—
$53.04 - $53.04	43,130	9.85	$53.04	—	$—
$9.24 - $53.04	4,311,416	5.60	$29.99	2,497,977	$22.24

SMCI | 2022 Form 10-K | 91

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The following table summarizes RSUs and PRSUs activity during the fiscal years ended June 30, 2022, and 2021 under all plans:

	Time-based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2019	1,873,102	$20.25	120,000	$27.10
Granted	943,650	$20.45	30,000	$20.37
Released(1)	(871,274)	$20.97	(108,000)	$27.10
Forfeited	(177,451)	$19.49	—
Balance as of June 30, 2020	1,768,027	$20.08	42,000	$22.29
Granted	1,334,418	$31.54	30,000	$34.27
Released(1)	(984,406)	$21.63	(27,000)	$23.36
Forfeited	(263,083)	$25.01	(30,000)	$20.37
Balance as of June 30, 2021	1,854,956	$26.79	15,000	$34.27
Granted	1,121,451	$38.99	2,939	$34.27
Released(1)	(745,702)	$25.16	(17,939)	$34.27
Forfeited	(351,632)	$30.19	—	$—
Balance as of June 30, 2022	1,879,073	$33.72	—	$—

(1) The number of shares released excludes 172,857 RSUs that were vested but not released in fiscal year 2019. The number of vested but not released RSUs for fiscal years 2021 and 2020 was not material. The number of shares released also excludes 24,000 PRSUs that were vested but not released in fiscal year 2019. These vested RSUs and PRSUs were primarily released in fiscal year 2020 and included in fiscal year 2020 upon the effectiveness of the Company's registration statement on Form S-8.

The total pretax intrinsic value of RSUs and PRSUs vested was $33.1 million, $32.6 million and $18.9 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. In fiscal years 2022, 2021 and 2020, the Company withheld 232,461, 274,620 and 331,648 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes from the vesting and release of 763,641, 1,011,406 and 979,274 RSUs and PRSUs, respectively, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to tax authorities were $10.1 million, $8.7 million and $8.2 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. Pursuant to the terms of the 2020 and 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2020 and 2016 Plan, respectively, and are available for future grants under the 2020 Plan.
SMCI | 2022 Form 10-K | 92

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.        Income Taxes

The components of income before income tax provision for the fiscal years ended June 30, 2022, 2021 and 2020 are as follows (in thousands):

	Years Ended June 30,
	2022	2021	2020
United States	$250,513	$80,922	$35,701
Foreign	86,320	37,706	49,127
Income before income tax provision	$336,833	$118,628	$84,828

The income tax provision for the fiscal years ended June 30, 2022, 2021 and 2020, consists of the following (in thousands):

	Years Ended June 30,
	2022	2021	2020
Current:
Federal	$34,711	$3,406	$4,568
State	4,327	1,077	1,727
Foreign	20,495	10,843	10,399
	59,533	15,326	16,694
Deferred:
Federal	(4,030)	(5,489)	(10,108)
State	(257)	(409)	(1,621)
Foreign	(2,370)	(2,492)	(2,043)
	(6,657)	(8,390)	(13,772)
Income tax provision	$52,876	$6,936	$2,922

SMCI | 2022 Form 10-K | 93

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s net deferred tax assets as of June 30, 2022 and 2021 consist of the following (in thousands):

	June 30,
	2022	2021
Research and development credits	$33,080	$30,540
Deferred revenue	24,370	18,584
Inventory valuation	16,792	13,831
Capitalized research and development costs	14,589	15,206
Stock-based compensation	3,762	3,868
Lease obligations	4,035	2,861
Accrued vacation and bonus	6,052	5,098
Prepaid and accrued expenses	1,298	1,179
Warranty accrual	2,134	2,154
Bad debt and other reserves	1,183	1,668
Marketing fund accrual	1,308	720
Other	5,169	4,460
Total deferred income tax assets	113,772	100,169
Deferred tax liabilities-depreciation and other	(6,259)	(4,137)
Right of use asset	(3,919)	(2,831)
Valuation allowance	(33,665)	(29,913)
Deferred income tax assets, net	$69,929	$63,288

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of June 30, 2022, the Company believes that most of its deferred tax assets are “more-likely-than not” to be realized with the exception of state research and development tax credits that have not met the “more-likely than not” realization threshold criteria. As a result, at June 30, 2022, the gross excess credits of $42.0 million, or net of federal tax benefit of $33.2 million, were subject to a full valuation allowance. At June 30, 2021, the gross excess credits of $37.1 million, or net of federal tax benefit of $29.3 million, were subject to a full valuation allowance. The change in valuation allowance is $3.8 million and $5.0 million for the fiscal years ended June 30, 2022 and 2021, respectively. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. The net deferred tax assets balance as of June 30, 2022 and 2021 was $69.9 million and $63.3 million, respectively.

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
Under the 2017 Tax Reform Act, starting on July 1, 2018, the Company is no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. As a result of the 2017 Tax Reform Act, the Company has determined that its foreign undistributed earnings are indefinitely reinvested except for undistributed earnings related to the Company’s operations in the Netherlands. The Company may repatriate foreign earnings from the Netherlands that have been previously taxed in the U.S. The tax impact of such repatriation is estimated to be immaterial.

As a result of the 2017 Tax Reform Act, in December 2019, the Company realigned its international business operations and group structure. As a part of this restructuring, the Company moved certain intellectual property back to the United States. As a result of this restructuring, the Company realized $4.6 million and $3.0 million additional tax benefit from foreign derived intangible income in fiscal years 2022 and 2021 respectively, as compared to fiscal year 2020.
SMCI | 2022 Form 10-K | 94

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a reconciliation for the fiscal years ended June 30, 2022, 2021 and 2020, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2022	2021	2020
Income tax provision at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	0.9	0.3	—
Foreign rate differential	(0.3)	(0.5)	—
Research and development tax credit	(3.9)	(10.5)	(13.1)
Uncertain tax positions, net of (settlement) with Tax Authorities	0.3	2.0	(2.3)
Foreign derived intangible / Subpart F income inclusion	(1.4)	(2.5)	(3.8)
Stock-based compensation	(1.5)	(3.3)	(2.8)
Non deductible penalty on SEC matter	—	—	4.4
Provision to return true-up	0.1	(1.9)	(1.1)
Other, net	0.5	1.2	1.1
Effective tax rate	15.7%	5.8%	3.4%

As of June 30, 2022, the Company had state research and development tax credit carryforwards of $55.6 million. The state research and development tax credits will carryforward indefinitely to offset future state income taxes.

SMCI | 2022 Form 10-K | 95

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2019	$28,048
Gross increases:
For current year’s tax positions	8,769
For prior years’ tax positions	505
Gross decreases:
Decreases due to settlements with taxing authority	(7,632)
Decreases due to lapse of statute of limitations	(2,484)
Balance at June 30, 2020	27,206
Gross increases:
For current year’s tax positions	13,333
For prior years’ tax positions	1,439
Gross decreases:
Decreases due to lapse of statute of limitations	(1,243)
Balance at June 30, 2021	40,735
Gross increases:
For current year’s tax positions	2,392
Gross decreases:
Decreases due to settlements with taxing authority	(4,090)
Decreases due to lapse of statute of limitations	(1,036)
Balance at June 30, 2022	$38,001

*excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $23.5 million and $27.1 million as of June 30, 2022 and 2021, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax provision in the consolidated statements of operations. As of June 30, 2022 and 2021, the Company had accrued $3.1 million and $2.5 million for the payment of interest and penalties relating to unrecognized tax benefits, respectively.

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

SMCI | 2022 Form 10-K | 96

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The federal statute of limitations remains open in general for tax years ended June 30, 2019 through 2022. Various states statute of limitations remains open in general for tax years ended June 30, 2018 through 2022. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2016 through 2022. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $1.4 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

Note 15.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 15, 2020, the Company filed a motion to dismiss the further amended complaint, the hearing for which was calendared for September 23, 2020; however, the Court held a conference on September 15 to discuss how the Court could efficiently address the recent SEC settlement agreement. The parties stipulated to allow plaintiffs to further amend the complaint solely to add allegations relating to the SEC settlement. On October 14, 2020, plaintiffs filed a Fourth Amended Complaint. On October 28, 2020, defendants filed a supplemental motion to dismiss. On March 29, 2021, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs’ claims under Sections 10(b) and 20 of the Exchange Act were dismissed with prejudice as against the Company’s former head of Investor Relations, Perry Hayes. Plaintiffs’ Section 10(b) claim, but not the Section 20 claim, was likewise dismissed as to Wally Liaw, a founder, former director, and former SVP of International Sales. The Court denied the motions to dismiss the Section 10(b) and Section 20 claims against the Company, Charles Liang, and Howard Hideshima, the Company’s former CFO. On March 11, 2022, the Company, together with the individual defendants, agreed in principle with plaintiff’s counsel to settle the action. On April 8, 2022, the parties entered into a stipulation of settlement, pursuant to which and subject to Court approval, plaintiff will dismiss with prejudice and release on behalf of a class of shareholders all claims against defendants, including the Company, in exchange for payment of $18,250,000, of which sum $2,000,000 will be funded by the Company. On May 25, 2022, the Court vacated the hearing on preliminary approval of the proposed settlement scheduled for June 2, 2022, stating that the unopposed motion was suitable for disposition without oral argument. Consequently, the parties expect the Court will grant preliminary approval and calendar a future hearing for final approval. This settlement, if finally approved by the Court, will fully resolve the action.

On October 27, 2020, certain current and former directors and officers of the Company were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara (the “Court”), captioned Barry v. Liang, et al., 20-CV-372190. The Company was also named as a nominal defendant. The complaint purports to allege claims for breaches of fiduciary duties, waste of corporate assets, and unjust enrichment arising out of allegations that the Company’s officers and directors caused the Company to issue false and misleading statements about recognition of revenue and the effectiveness of its internal controls, failed to adopt and implement effective internal controls, and failed to timely file various reports with the Securities and Exchange Commission. Defendants filed demurrers, which were set for hearing on August 4, 2021, but which were continued to September 15, 2021. Following this continuance, on July 21, 2021, Plaintiffs' counsel filed an amended complaint in lieu of responding to the demurrer. The amended complaint added no new claims; primarily, the amendment added allegations describing the March 29, 2021, motion to dismiss decision in the Hessefort class action. Defendants demurred to the amended complaint on August 24, 2021. Following a March 23, 2022, hearing, on March 25, 2022, the Court granted defendants’ demurrers on the grounds that plaintiffs had failed to allege demand futility and the Court dismissed the amended complaint, but with leave to amend by May 20, 2022. On May 13, 2022, plaintiff’s counsel reported to the Court that plaintiff would not file an amended complaint and the May 20 deadline lapsed without further amendment. On June 8, 2022, the court entered judgment in defendants’ favor and with prejudice against plaintiff. This matter has now been dismissed.
SMCI | 2022 Form 10-K | 97

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEC Matter — The Company cooperated with the SEC in its investigation of marketing expenses that contained certain irregularities discovered by Company management, which irregularities were disclosed on August 31, 2015, and the Company cooperated with the SEC in its further investigation of the matters underlying the Company’s inability to timely file its Form 10-K for the fiscal year ended June 30, 2017 and concerning the publication of a false and widely discredited news article in October 2018 concerning the Company’s products. On August 25, 2020, to fully resolve all matters under investigation, the Company consented to entry of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (“Order”), as announced by the SEC. The Company admitted the SEC’s jurisdiction over the Company and the subject matter of the proceedings, but otherwise neither admitted nor denied the SEC’s findings, as described in the Order. The Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, and 13a-13 thereunder. The Company agreed and paid a civil money penalty of $17,500,000 during the three months ended September 30, 2020, which was recorded to general and administrative expense in the Company's condensed consolidated statement of operations in the first quarter of fiscal 2021. In addition, the Company’s Chief Executive Officer concluded a settlement with the SEC on August 25, 2020, as announced by the SEC. The Company’s Chief Executive Officer paid the Company the sum of $2,122,000 as reimbursement of profits from certain stock sales during the relevant period, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. The settlement amount was paid during the first quarter of fiscal 2021 and the Company recorded the payment as a credit to general and administrative expense in the first quarter of fiscal 2021.

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of June 30, 2022, and any prior periods.

The Company has entered into indemnification agreements with its current and former directors and executive officers.

Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers' liability insurance coverage to reduce its exposure to such obligations.

Purchase Commitments - The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of June 30, 2022, these remaining noncancelable commitments were $562.9 million, including $80.2 million for related parties.

SMCI | 2022 Form 10-K | 98

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Lease Commitments - See Part II, Item 8, Note 11, "Leases," for a discussion of the Company's operating lease and financing lease commitments.

Note 16.        Retirement Plans

The Company sponsors a 401(k) savings plan for eligible United States employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the fiscal years ended June 30, 2022, 2021 and 2020.

Beginning in March 2003, employees of Super Micro Computer, B.V. are required to deduct a portion of their gross wages based on a defined age-dependent premium and invest the amount in a defined contribution plan. The Company is required to match the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by the Company. For the fiscal years ended June 30, 2022, 2021 and 2020, the Company’s matching contribution was $0.8 million, $0.7 million, and $0.6 million, respectively.

The Company contributes to a defined contribution pension plan administered by the government of Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. The Company has no control over the investment strategy of the assets of the government administered pension plan. For the fiscal years ended June 30, 2022, 2021 and 2020, the Company’s contribution was $3.4 million, $2.5 million and $1.9 million, respectively.

The Company has a defined benefit pension plan under the R.O.C. Labor Standards Law for certain employees of Super Micro Computer, Inc. Taiwan that provides benefits based on an employee’s length of service and average monthly salary for the six-month period prior to retirement. The Company contributes an amount equal to 2% of salaries paid each month to the pension fund (the “Fund”), which is administered by the Labor Pension Fund Supervisory Committee (the “Committee”) and deposited in the Committee’s name in the Bank of Taiwan. Before the end of each year, the Company assesses the balance in the Fund. If the amount of the balance in the Fund is inadequate to pay retirement benefits for eligible employees in the next year, the Company is required to fund the difference in one appropriation that should be made before the end of March 31 of the next year. The Fund is operated and managed by the government’s designated authorities. As such, the Company does not have any right to intervene in the investments of the Fund. For the fiscal years ended June 30, 2022 and 2021, the Company recorded a pension expense of $0.4 million and $1.0 million, respectively. For the fiscal year ended June 30, 2020, the Company’s pension expense was immaterial.

Note 17.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	June 30,
	2022	2021
Long-lived assets:
United States	$180,846	$180,143
Asia	102,241	91,640
Europe	2,885	2,930
	$285,972	$274,713

The Company’s revenue is presented on a disaggregated basis in Note 3, “Revenue” by type of product and by geographical market.
SMCI | 2022 Form 10-K | 99

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

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

Management, including our CEO and CFO, assessed our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control - Integrated Framework (2013) (the “COSO Framework”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2022, to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of June 30, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SMCI | 2022 Form 10-K | 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Super Micro Computer, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 29, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Jose, California
August 29, 2022

Item 9B.    Other Information

None.

SMCI | 2022 Form 10-K | 101

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers and their ages as of July 31, 2022:

Name	Age	Position(s)
Charles Liang	64	President, Chief Executive Officer and Chairman of the Board
David Weigand	64	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	63	Senior Vice President of Worldwide Sales
George Kao	61	Senior Vice President of Operations
Sara Liu	60	Co-Founder, Senior Vice President and Director
Daniel Fairfax (1)(4)	66	Director
Judy Lin (2)(4)	69	Director
Sherman Tuan (2)(3)(4)	68	Director
Shiu Leung (Fred) Chan (1)(2)(4)	74	Director
Tally Liu (1)(3)(4)	72	Director

(1)Member of the Audit Committee
(2)Member of the Nominating and Corporate Governance Committee (the “Governance Committee”)
(3)Member of the Compensation Committee
(4)Determined by the Board of Directors to be “independent”

SMCI | 2022 Form 10-K | 102

The following Board Diversity Matrix is provided pursuant to Nasdaq Rule 5606. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix (As of July 31, 2022)
Total Number of Directors	7
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	5	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	2	4	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	1	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

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
SMCI | 2022 Form 10-K | 103

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

Sara Liu co-founded Super Micro in September 1993, has been a member of our Board since March 2007 and currently serves as our Co-Founder, Senior Vice President, and a director. She has held a variety of positions with the Company, including Treasurer from inception to May 2019, Senior Vice President of Operations from May 2014 to February 2018, and Chief Administrative Officer from October 1993 to May 2019. From 1985 to 1993, Ms. Liu held accounting and operational positions for several companies, including Micro Center Computer Inc. Ms. Liu holds a B.S. in Accounting from Providence University in Taiwan. Ms. Liu is married to Mr. Charles Liang, our Chairman, President and Chief Executive Officer. Our Governance Committee concluded that Ms. Liu should serve on the Board based on her skills, experience, her general expertise in business and operations and her long familiarity with our company’s business.
Non-Management Directors

Daniel Fairfax has been a member of our Board since July 2019. Mr. Fairfax served as Senior Vice President and Chief Financial Officer of Brocade Communications, a networking equipment company (“Brocade”) from June 2011 to November 2017. Brocade was acquired by Broadcom in November 2017. Mr. Fairfax previously served as Brocade’s Vice President of Global Services from August 2009 to June 2011 and Brocade’s Vice President of Business Operations from January 2009 to August 2009. Prior to Brocade, Mr. Fairfax served as Chief Financial Officer of Foundry Networks, Inc., from January 2007 until December 2008. Foundry Networks was acquired by Brocade in December 2008. Earlier in his career Mr. Fairfax served in executive financial management and/or general management positions at GoRemote Internet Communications, Ironside Technologies, Acta Technology, NeoVista Software, Siemens and Spectra-Physics. He began his career as a consultant with the National Telecommunications Practice Group of Ernst & Young. Mr. Fairfax is a certified public accountant with an inactive license in California and holds an MBA degree from The University of Chicago Booth School of Business and a Bachelor of Arts degree, with a major in Economics, from Whitman College. Our Governance Committee concluded that Mr. Fairfax should serve on the Board based on his skills, experience, his financial literacy and his familiarity with technology businesses.

Judy Lin has been a member of our Board since April 2022. Ms. Lin is a retired executive who has 30 years of experience in the disk drive industry. She served as an Independent Board Director of MORESCO Corporation, a leading manufacturer of specialty chemicals based in Japan, from June 2014 to May 2022. Ms. Lin served as Vice President of Western Digital Media Operations, a leader in data infrastructure, from September 2007 until her retirement in September 2012. Prior to Western Digital, Ms. Lin served as Vice President at Komag Inc., a leading supplier of thin-film disks to the hard disk drive industry and held various management positions from April 1994 until Western Digital acquired Komag in September 2007. Before joining Komag, Ms. Lin was with IBM Almaden Research Center Storage Systems Division for 11 years as a Senior Scientist from January 1983 to April 1994. Ms. Lin holds a MSc degree in Materials Science and Mineral Engineering from University of California, Berkeley where she was also a PhD candidate, and a BS in Chemical Engineering from National Cheng Kung University in Taiwan. Our Governance Committee concluded that Ms. Lin should serve on the Board based on her substantial leadership and management experience and, considering she is well versed in technology innovation, product development, engineering and global operations, she will add valuable perspective to the Board.

Sherman Tuan has been a member of our Board since February 2007. Mr. Tuan is founder of PurpleComm, Inc. (doing business as 9x9.tv), a platform for connected TV, where he has served as Chief Executive Officer since January 2005 and Chairman of the Board since June 2003. From September 1999 to May 2002, he was director of Metromedia Fiber Network, Inc., a fiber optical networking infrastructure provider. Mr. Tuan was co-founder of AboveNet Communications, Inc., an internet connectivity solutions provider, where he served as President from March 1996 to January 1998, Chief Executive Officer from March 1996 to May 2002 and director from March 1996 to September 1999. Mr. Tuan holds a degree in Electrical Engineering from Feng-Chia University in Taiwan. Our Governance Committee concluded that Mr. Tuan should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his familiarity with our company’s business.

SMCI | 2022 Form 10-K | 104

Shiu Leung (Fred) Chan has been a member of our Board since October 2020. Mr. Chan is the founder and currently the president of KCR Development, Inc. which has developed real estate projects in excess of $1 billion in California and Hawaii specializing in high-density residential and retail projects. Mr. Chan also has more than three decades of experience in the high technology sector and as an entrepreneur. He most recently served as chairman of ESS Technology, Inc., a privately held semiconductor company which he had founded, from 2015 to 2019. ESS Technology was previously a public company listed on Nasdaq from 1995 until 2008, where he had held a variety of senior executive roles, including as chairman, president and chief executive officer, and served as a director. Mr. Chan has also previously served as chairman of a privately-held consumer electronic company, founder and an executive officer of a VLSI chip design center providing computer aided design, engineering and other design services, and co-founder and an executive officer of a company in the business of computer aided engineering systems development. Mr. Chan holds B.S.E.E. and M.S.C. degrees from the University of Hawaii. Our Governance Committee concluded that Mr. Chan should serve on the Board based on his skills and experience in growing companies and familiarity with technology businesses.

Tally Liu was appointed to our Board and our Audit Committee in January 2019 and was appointed as the chair of the Audit Committee in June 2019. Mr. Liu has been retired since 2015. Prior to his retirement, Mr. Liu was Chief Executive Officer of Wintec Industries, a supply chain solutions company for high-tech manufacturers, from 2012 to 2015. Prior to Wintec, Mr. Liu served as Chairman of the Board and Chief Executive Officer of Newegg, Inc., an internet consumer technology retailer, from 2008 to 2010, and as President of Newegg in 2008. Prior to Newegg, Mr. Liu held various positions with Knight Ridder Inc., including Vice President, Finance & Advanced Technology and Vice President of Internal Audit. Mr. Liu served as President of the International Newspapers Financial Executives (INFE) for one year before it merged with other media associations. A Certified Public Accountant from 1982-2007, Mr. Liu is a member of the American Institute of Certified Public Accountants (AICPA) with retired status and was previously a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Liu is also a Certified Information System Auditor (CISA) and Certified Information Security Manager (CISM), with non-practice status, with the Information Systems Audit and Control Association (ISACA) and has also been certified in Control Self-assessment (CCSA) by the Institute of Internal Auditors (IIA). After earning his BA of Commerce from National Chengchi University, Taipei, Taiwan, and MBA from Florida Atlantic University, Mr. Liu received executive leadership training at the Stanford Advanced Finance Program in 1986 and at Harvard Business School in the Advanced Management Program (AMP) in 1998. Mr. Liu is not related to any member of our Board or any of our officers. Our Governance Committee concluded that Mr. Liu should serve on the Board based on his skills, experience, his financial literacy and his familiarity with technology businesses.

Except for Mr. Charles Liang and Ms. Sara Liu who are married to each other, there are no other family relationships among any of our directors or executive officers.

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

The current composition of the Board of Directors is:

Class I Directors (1)	Charles Liang Sherman Tuan Tally Liu
Class II Directors (2)	Sara Liu Judy Lin
Class III Directors (3)	Daniel W. Fairfax Shiu Leung (Fred) Chan

(1)The term of Class I directors expires at the annual meeting of stockholders following fiscal year 2022.
(2)The term of the Class II director expires at the annual meeting of stockholders following fiscal year 2023.
(3)The term of Class III directors expires at the annual meeting of stockholders following fiscal year 2024.

SMCI | 2022 Form 10-K | 105

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted “Corporate Governance Guidelines” to help ensure that the Board is independent from management, appropriately performs its function as the overseer of management, and that the interests of the Board of Directors and management align with the interests of our stockholders. The “Corporate Governance Guidelines” are available at https://ir.supermicro.com/governance/governance-documents/default.aspx

Code of Ethics

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

Director Independence

The listing requirements of The Nasdaq Stock Market generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit committee, compensation committee, and nominating and corporate governance committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the listing requirements of The Nasdaq Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of The Nasdaq Stock Market.

Each year, the Board affirmatively assesses the independence of each director and nominee for election as a director in accordance with the listing requirements of The Nasdaq Stock Market.

Based on these standards, our Board has determined that five of its current seven members, Daniel Fairfax, Judy Lin, Sherman Tuan Shiu Leung (Fred) Chan and Tally Liu, are “independent directors” under the applicable rules and regulations of the SEC and the listing requirements and rules of The Nasdaq Stock Market.

Executive Sessions

Non-management directors meet in executive session without management present each time the Board holds its regularly scheduled meetings.

Communications with the Board of Directors

The Board welcomes the submission of any comments or concerns from stockholders or other interested parties. If you wish to send any communications to the Board, you may use one of the following methods:

•Write to the Board at the following address:

Board of Directors
Super Micro Computer, Inc.
c/o General Counsel
980 Rock Avenue
San Jose, California 95131

•E-mail the Board of Directors at BODInquiries@supermicro.com

Communications that are intended specifically for the independent directors or non-management directors should be sent to the e-mail address or street address noted above, to the attention of the “Independent Directors”.

MEETINGS AND COMMITTEES OF THE BOARD
SMCI | 2022 Form 10-K | 106

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board and committee meetings. We encourage, but do not require, each Board member to attend our annual meeting of stockholders. We held an annual meeting of stockholders on May 18, 2022, for our fiscal year 2021. The Board held eleven meetings during fiscal year 2022, four of which were regularly scheduled meetings and seven of which were special meetings. All directors attended at least 75% of the meetings of the Board and the committees on which they served during the time they were members of the Board or such committees during fiscal year 2022.

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

Board Role in the Oversight of Risk

The Board oversees our risk management activities, requesting and receiving reports from management. The Board conducts this oversight directly and through its committees. The Board has delegated primary responsibility for oversight of risks relating to financial controls and reporting to our Audit Committee. The Audit Committee also assists the Board in oversight of certain other risks, including internal controls and review of related party transactions. The Audit Committee reports to the full Board on such matters as appropriate.

Our management, with oversight from our Compensation Committee, has reviewed our compensation policies and practices with respect to risk-taking incentives and risk management and does not believe that potential risks arising from our compensation polices or practices are reasonably likely to have a material adverse effect on our company.

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Governance Committee. In accordance with applicable listing requirements of The Nasdaq Stock Market, each of these committees is comprised solely of non-employee, independent directors. The charter for each committee is available at https://ir.supermicro.com/governance/governance-documents/default.aspx. In October 2021, the each of the three standing committees conducted their periodic review of their charters, and a description of such charters is set forth below. The charter of each committee also is available in print to any stockholder who requests it. The following table sets forth the current members of each of the standing Board committees.

Audit Committee	Compensation Committee	Governance Committee
Tally Liu (1)	Sherman Tuan (1)	Shiu Leung (Fred) Chan (1)
Daniel W. Fairfax	Tally Liu	Sherman Tuan
Shiu Leung (Fred) Chan		Judy Lin

(1)Committee Chairperson

Audit Committee

The Audit Committee has three members currently. The Audit Committee met sixteen times in fiscal year 2022, four of which were regularly scheduled meetings and twelve of which were special meetings. The Board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market and the rules of the SEC. The Board has also determined that our Audit Committee has the required number of “audit committee financial experts” as defined under applicable SEC rules.

SMCI | 2022 Form 10-K | 107

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
•Reviews, discusses and approves the internal audit function’s (i) internal audit plan, (ii) all major changes to the internal audit plan, (iii) the scope, progress and results of executing the internal audit plan, and (iv) the annual performance of the internal audit function;
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

Compensation Committee

The Compensation Committee has two members currently. The Compensation Committee charter provides that the Compensation Committee shall be comprised of no fewer than two members. The Compensation Committee met six times in fiscal year 2022, four of which were regularly scheduled meetings and two of which were special meetings. The Compensation Committee is comprised solely of non-employee directors. The Board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

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
SMCI | 2022 Form 10-K | 108

•Monitors and assesses risks associated with our compensation policies, including whether such policies could lead to unnecessary risk-taking behavior, and consults with management regarding such risks;
•Administers the issuance of restricted stock grants, stock options and other equity awards to executive officers, directors and other eligible individuals under our equity compensation plans, provided that the Compensation Committee may delegate the approval of grants of options and equity awards to participants other than certain individuals subject to Section 16 of the Exchange Act as provided in the applicable plan; and
•Reviews and evaluates, at least annually, the performance of the Compensation Committee, including compliance of the Compensation Committee with its charter and the adequacy of the Compensation Committee charter.

In general, the Compensation Committee discharges the Board’s responsibilities regarding the determination of executive compensation, and reviews and makes recommendations to the full Board in the determination of non-employee director compensation. The Compensation Committee also makes recommendations to the full Board regarding non-ordinary course executive compensation matters, including with respect to new or amended employment contracts, severance or change-in-control plans or arrangements, and may adopt, amend and terminate such agreements, arrangements or plans. The Compensation Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Compensation Committee members, subject to requirements of our bylaws and applicable laws, regulations and the terms of our executive compensation plans. Additional information about the Compensation Committee’s processes for determining executive and non-employee director compensation, including the role of the Compensation Committee’s compensation consultant and our executive officers, can be found in the “Executive Compensation” and “2022 Director Compensation” sections of this Annual Report.

Nominating and Corporate Governance Committee

The Governance Committee has three members currently. The Governance Committee met 7 times in fiscal year 2022, four of which were regularly scheduled meetings and three of which were special meetings. The Governance Committee is comprised solely of non-employee directors. The Board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

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

SMCI | 2022 Form 10-K | 109

In accordance with our bylaws, our Board establishes additional committees for specific delegated purposes, roles and responsibilities that are temporary in nature.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and certain written representations provided to us, we believe that during the fiscal year ended June 30, 2022, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that one late Form 4 was filed on June 3, 2022 for each of Mr. Charles Liang and Ms. Sara Liu (as the spouse of Mr. Charles Liang) to reflect certification on March 26, 2022 of the achievement of one of the revenue goals associated with the 2021 CEO Performance Award (as defined below) previously granted to Mr. Liang.
SMCI | 2022 Form 10-K | 110

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

In this section we provide an explanation and analysis of the material elements of the compensation provided to our Chief Executive Officer, Chief Financial Officer, and both of our other two executive officers who were serving on June 30, 2022, which was the end of our fiscal year 2022 (collectively referred to as our “named executive officers”).

Our named executive officers and their positions at the end of fiscal year 2022 were:

Charles Liang	President, Chief Executive Officer (“CEO”) and Chairman of the Board
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	Senior Vice President, Worldwide Sales
George Kao	Senior Vice President, Operations

Overview of Compensation
(1)The chart presents the percentage compensation by compensation component received by the three non-CEO named executive officers together (aggregate compensation) as a group, as well as the split between cash and equity compensation for all such persons received in the aggregate as a group. No equivalent chart is presented for CEO compensation because, through all of fiscal year 2022, and continuing for about the next four years, almost all of Mr. Liang’s compensation has been, and is expected to be, based only upon his ability to earn the 2021 CEO Performance Award, as further described below.

SMCI | 2022 Form 10-K | 111

Compensation Philosophy and Objectives—Our Continued Move Toward Performance-Based Compensation Arrangements

Our executive compensation philosophy is to link compensation to corporate performance. Efforts in years before fiscal year 2022 were primarily focused on our CEO, Mr. Charles Liang, and are discussed further below. However, during fiscal year 2022, the Compensation Committee further expanded the linkage of compensation to corporate performance to certain other named executive officers. During the early part of fiscal year 2022, the Compensation Committee reviewed the results of a new compensation study it had requested from its independent compensation consultant, and continued to explore (with Mr. Liang) the appropriate balance for other named executive officers between fixed and regular compensation components (like base salary and regularly refreshed equity grants with time-based vesting) and performance-based equity awards (like performance-based restricted stock units (“PRSUs”)). These efforts culminated in the adoption of a new fiscal year 2022 compensation program for Messrs. Weigand and Clegg in March 2022 (the “FY2022 Performance Program for Other Named Executive Officers”). See “FY2022 Performance Program for Other Named Executive Officers” below for more specific information about the design and operation of this new compensation program.

With respect to our CEO, Mr. Liang, fiscal year 2022 was a year of evaluating and monitoring the initial results of performance-based compensation arrangements made with Mr. Liang in fiscal year 2021. In March 2021, we had changed Mr. Liang’s compensation to be almost completely performance-based. As discussed in more detail below, in March 2021, we converted nearly 100% of Mr. Liang’s compensation to performance-based compensation through the issuance of performance-based options (the “2021 CEO Performance Award”) to purchase 1,000,000 shares of our common stock at an exercise price of $45.00 per share, which price was 32% higher than the market price of our common stock on the date the award was provided ($34.08). The 2021 CEO Performance Award is comprised of five tranches that vest only if the market price of our common stock reaches various prices (ranging from $45.00 to $120.00 per share) and we achieve certain specified revenue goals, all as described in greater detail below. In connection with the 2021 CEO Performance Award, Mr. Liang’s base salary was reduced to $1.00 per year and Mr. Liang agreed that he would not be eligible for any increase in base salary, or any other cash compensation, until June 30, 2026.

Mr. Liang’s compensation for fiscal year 2022 was based entirely upon the 2021 CEO Performance Award and related agreements. As of the date of this report, one of the five tranches under the 2021 CEO Performance Award (representing 200,000 options granted under such award) has been earned because the first revenue goal of $4.0 billion in annualized revenue was achieved and the first stock price goal of $45.00 was achieved. In addition, while not yet certified by the Compensation Committee as of the date of this report, the second revenue goal of $4.8 billion in annualized revenue has also been achieved based upon the financial results for fiscal year 2022. Mr. Liang received a base salary of $1 during fiscal year 2022.

In summary, since the latter part of fiscal year 2021, through all of fiscal year 2022, and continuing for about the next four years, almost all of Mr. Liang’s compensation has been, and is expected to be, based only upon us achieving the revenue goals described below and the common stock price targets described below. To fully achieve those goals and targets, our revenue must increase to $8 billion over a rolling four-quarter period (from $3.6 billion for the last full fiscal year before the award) and the market price of our common stock must reach $120.00 per share (from $34.08 on the day the award was provided).

Process Overview

The Compensation Committee of the Board discharges the Board’s responsibilities relating to compensation of all of our executive officers. During fiscal year 2022, the Compensation Committee was principally comprised of two non-employee directors, although for a brief period from April 27, 2022 through May 18, 2022, the Compensation Committee was comprised of three non-employee directors. All of the non-employee directors who served on the Compensation Committee during fiscal year 2022 were independent pursuant to the applicable listing rules of NASDAQ and Rule 16b-3 under the Exchange Act.

SMCI | 2022 Form 10-K | 112

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of our Chief Financial Officer and General Counsel. Committee meetings are regularly attended by our Chief Financial Officer and our General Counsel. However, during the meetings, neither our Chief Financial Officer nor our General Counsel participates in the consideration of his own performance or compensation, although he may provide an introduction of the topic to be considered to the Compensation Committee. Our Chief Financial Officer and General Counsel support the Compensation Committee in its work by providing information relating to our financial plans and certain personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. As part of making an overall assessment of each named executive officer’s role and performance, and structuring our compensation programs for fiscal year 2022, the Compensation Committee reviewed recommendations of our Chief Executive Officer, as well as publicly available peer group compensation data and data compiled by our independent compensation consultant.

During fiscal year 2022, the Compensation Committee considered various sources of information and comparative data when structuring the compensation awards issued and determining executive compensation levels, including information and compensation data assembled for the Compensation Committee by Radford, an Aon Hewitt company ("Radford"), from a sample of public companies selected by us, with input on the selection of this sample from Radford. The sample selected by us consisted of the following companies(1):

Benchmark Electronics, Inc.	NetApp, Inc.
Ciena Corporation	NETGEAR, Inc.
Diebold Nixdorf, Inc.	Plexus Corp.
Extreme Networks, Inc.	Pure Storage, Inc.
F5, Inc.	Teradata Corporation
Infinera Corporation	TTM Technologies, Inc.
Juniper Networks, Inc.	Viasat, Inc.
Lumentum Holdings Inc.	Vishay Intertechnology, Inc.

(1)For purposes of its consideration of 2022 executive compensation, the Compensation Committee modified the group of companies it had used for 2021 executive compensation determinations by adding Benchmark Electronics, Inc., Lumentum Holdings Inc., Pure Storage, Inc., Teradata Corporation, TTM Technologies, Inc., Viasat, Inc., and Vishay Intertechnology, Inc. These changes were made primarily to emphasize companies that we believe compete against us for executive talent.

Recognizing that over-reliance on external comparisons can be of concern, the Compensation Committee used external comparisons as only one point of reference and was mindful of the value and limitations of comparative data.

Key Fiscal Year 2022 Executive Compensation Decisions and Actions

Key fiscal year 2022 executive compensation decisions and actions included the following:

•The Compensation Committee had Radford prepare a compensation study that was presented in August 2021 that included information and compensation data from a sample of public companies selected by us, as discussed above. The Compensation Committee utilized the information in the newly prepared compensation study as one point of reference in its consideration of named executive officer compensation in fiscal year 2022.

Before receiving Radford’s information and assistance in fiscal year 2022, the Compensation Committee assessed the independence of Radford in the light of all relevant factors, including additional services and other factors required by the SEC, that could give rise to a potential conflict of interest with respect to Radford. Based on these reviews and assessments, the Compensation Committee did not identify any conflicts of interest raised by the work performed by Radford.

•As a part of continuing efforts to evolve the approach to executive officer compensation and to further expand the linkage of compensation to corporate performance to other named executive officers, the Compensation Committee adopted the FY2022 Performance Program for Other Named Executive Officers in March 2022. In addition to base salary and fixed bonus components, the new program includes a performance-based annual incentive award, most of which is payable in the form of service-based restricted stock units (“RSUs”) that generally vest over an extended period of four years. The performance-based annual incentive award:

SMCI | 2022 Form 10-K | 113

*Is formula based;

*Utilizes company performance metrics that are individualized based upon the role of the officer; and

*Utilizes company performance metrics tied closely to stockholder value, including percentage appreciation in stock price from the prior fiscal year, percentage increase in worldwide revenue from the prior fiscal year, and percentage increase in worldwide net profit from the prior fiscal year. See “- FY2022 Performance Program for Other Named Executive Officers” below for more information.

•Based on effective base salaries and the Compensation Committee’s review and certification of actual performance (as described further below) under the FY2022 Performance Program for Other Named Executive Officers for fiscal year 2022:

*Mr. Weigand received a fixed bonus amount of $94,050 paid in semi-monthly installments starting October 1, 2021, earned a cash payment of $48,973 and earned a grant of $195,892 in RSUs that are expected to be granted on August 29, 2022 and will generally vest in annual installments over four years; and

*Mr. Clegg received a fixed bonus amount of $70,620 paid in semi-monthly installments starting October 1, 2021, earned a cash payment of $166,250, and earned a grant of $166,250 in RSUs that are expected to be granted on August 29, 2022 and will generally vest in annual installments over four years.

•Base salaries for the named executive officers other than the CEO were adjusted several times during fiscal year 2022 as a part of a perceived critical need to enhance retention value for key personnel, and were based in part upon:

*Analyses provided in the newly prepared compensation study for fiscal year 2022 that indicated that base salaries for such named executive officers (prior to the increases) were generally below the 25th percentile in the market; and

*Consideration of inflationary market conditions in the second half of fiscal year 2022.

•Fiscal year 2022 was the first full fiscal year in which the CEO operated under the 2021 CEO Performance Award, and related agreements, which was granted in March 2021. During fiscal year 2022, the Compensation Committee closely monitored the Company’s performance and the CEO’s performance against not only the key metrics of the 2021 CEO Performance Award, but also the objectives of the 2021 CEO Performance Award, for alignment with stockholder value and stockholder interests. During fiscal year 2022, the CEO received a base salary of only $1, no short-term cash bonus awards, and no time-based or performance-based equity awards.

•The Company’s revenue exceeded $4 billion for the four quarters ended December 31, 2021. The trailing 60 trading day average of closing prices of the Company’s Common Stock reached $45.00 on June 8, 2022. Accordingly, the Compensation Committee has certified that both the revenue condition and the stock price condition for the vesting of the first 200,000 shares subject to the 2021 CEO Performance Award have been met.

•The Company’s revenue further increased to $5.2 billion for the four quarters ended June 30, 2022. As a result, while not yet certified by the Compensation Committee as of the date of this report, the second revenue goal of $4.8 billion in annualized revenue set forth in the 2021 CEO Performance Award has also been achieved based upon the financial results for fiscal year 2022.

The Compensation Committee will continue to closely monitor the Company’s performance and the CEO’s performance against both the key metrics and objectives of the 2021 CEO Performance Award.

•Based on Compensation Committee action in October 2021, discretionary bonuses were awarded to Messrs. Weigand, Clegg and Kao in the amounts of $160,000, $150,000 and $40,000, respectively. The primary rationale for the payment of these discretionary one-time bonuses was to recognize the progress in remediating the material weaknesses in the Company's internal control over financial reporting and to reward Company employees who had contributed to such achievements. See “- Additional discretionary bonus in FY2022” below.

SMCI | 2022 Form 10-K | 114

The Role of the Most Recent Stockholder Say-on-Pay Vote

The Compensation Committee, the entire Board, and our management value the opinions of our stockholders. Feedback received from stockholders has included a desire that a more significant portion of executive compensation be tied to performance based upon the achievement of pre-established goals. For fiscal year 2022, the Compensation Committee took such prior feedback into consideration when it developed, designed, and implemented the FY2022 Performance Program for Other Named Executive Officers. In addition, prior to implementing the FY2022 Performance Program for Other Named Executive Officers, the Compensation Committee (through management) sought to solicit views of the external compensation consultant on the proposed program, including compensation philosophy embodied therein, potential size, appropriate performance metrics, the time period over which performance awards granted under such program should vest to achieve objectives (such as creating both long-term sustained value for stockholders and retention incentive), and other terms.

Our last annual meeting of stockholders was held on May 18, 2022 (the “Fiscal Year 2021 Annual Meeting”), and we provided our stockholders the annual opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the proxy statement for such meeting. At the meeting, stockholders representing approximately 98% of the stock present and entitled to vote on this “say-on-pay” proposal approved the compensation of our named executive officers. Although the Fiscal Year 2021 Annual Meeting was held during the latter part of fiscal year 2022 when significant decisions affecting compensation matters for fiscal year 2022 for the named executives had already been made by the Compensation Committee and the say-on-pay vote was non-binding, the Compensation Committee expects to continue to consider the outcome of that vote when making future compensation decisions for our named executive officers.

Role of Executive Officers in the Compensation Process

Each year, management provides recommendations to the Compensation Committee regarding compensation program design and evaluations of executive and Company performance. In particular, in fiscal year 2022, both our Chief Executive Officer and Chief Financial Officer provided the Compensation Committee with their views on the merits of a performance-based compensation program for certain named executive officers (other than the CEO), and the design of such program (including components thereof such as base salary, short-term cash incentives, and equity incentives). The Compensation Committee believes the participation of such named executive officers in the process which culminated in the adoption in fiscal year 2022 of the FY2022 Performance Program for Other Named Executive Officers, and the willingness of such named executive officers to participate in the program developed, is evidence of the commitment of these named executive officers to our Company and their confidence in our future.

At the end of fiscal year 2022, our Chief Financial Officer provided the Compensation Committee with information about the Company’s performance against the objective metrics set forth in the FY2022 Performance Program for Other Named Executive Officers and the Chief Executive Officer provided the Compensation Committee with his evaluation of the subjective performance of such participating named executive officers, which is one of performance metrics contained in the FY2022 Performance Program for Other Named Executive Officers. This performance evaluation provided by the CEO included his views as to the impact of individual named executive officers on strategic initiatives and organizational goals, as well as their functional expertise and leadership. The Chief Executive Officer also provided the Compensation Committee with his views of the nature and extent of our performance against expectations.

While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our named executive officers rests with the Compensation Committee and the Board.

Fiscal Year 2022 CEO Compensation

Overview of Fiscal Year 2022 CEO Compensation

Fiscal year 2022 was the first full fiscal year in which the CEO operated under the 2021 CEO Performance Award, and related agreements. In connection with the grant of the 2021 CEO Performance Award, Mr. Liang receives a de minimis salary of $1 per year and no cash bonuses through June 30, 2026. Mr. Liang must also remain as the Company’s CEO (or such other position with the Company as Mr. Liang and the Board may agree) at the time each goal is met in order for the corresponding tranche to vest. This helps ensure Mr. Liang’s active leadership of the Company over the long term.

SMCI | 2022 Form 10-K | 115

Discussion and Analysis of 2021 CEO Performance Award

On March 2, 2021, the Compensation Committee granted to our Chief Executive Officer, Mr. Liang, the 2021 CEO Performance Award, which is a long-term performance-based option award to purchase up to 1,000,000 shares of the Company’s common stock that may vest in five equal tranches. Each of the five tranches vests if a specified revenue goal (each, a “Revenue Goal”) and a specified stock price goal (each, a “Stock Price Goal”) is achieved. Revenue Goals must be achieved by June 30, 2026 (the “Revenue Performance Period”) and Stock Price Goals must be achieved by September 30, 2026 (the “Stock Price Performance Period”). The 2021 CEO Performance Award will generally expire on March 2, 2031, and includes, among other terms and conditions, a restriction on the sale of any shares issued upon exercise of the 2021 CEO Performance Award until March 2, 2024, the third anniversary of the date of grant.

The following table sets forth the Revenue Goals which must be achieved by the end of the Revenue Performance Period of June 30, 2026, together with its achievement status as of July 31, 2022:

Revenue Goals(1)	Absolute Change From Revenue Reported for the Fiscal Year Ended Prior to the Grant of the CEO Performance Award (June 30, 2020)(2)	Achievement Status as of July 31, 2022
$4.0 billion	20%	Achieved(3)
$4.8 billion	44%	Achieved(4)
$5.8 billion	74%	Not yet achieved
$6.8 billion	104%	Not yet achieved
$8.0 billion	140%	Not yet achieved

(1)Revenue means the Company’s total revenues, as reported by the Company in its financial statements on Forms 10-Q and 10-K filed with the SEC (but without giving effect to any rounding used in reporting the amounts in Form 10-Q and Form 10-K), for the previous four consecutive fiscal quarters of the Company.
(2)Revenue reported in the Company’s Form 10-K for the fiscal year ended June 30, 2020, was $3,339.3 million.
(3)Revenue reported for the four quarters ended December 31, 2021, was $4.17 billion.
(4)Revenue reported for the four quarters ended June 30, 2022 was $5.20 billion. Achievement of the $4.8 billion revenue goal has not yet been certified by the Compensation Committee.

The following table sets forth the Stock Price Goals which must be achieved by September 30, 2026, together with its achievement status as of July 31, 2022:

Stock Price Goals(1)	Absolute Change in Stock Price from Grant Date Stock Price(2)	Absolute Change in Stock Price From $45 Exercise Price	Achievement Status as of July 31, 2022
$45	32%	0%	Achieved(3)
$60	76%	33%	Not yet achieved
$75	120%	67%	Not yet achieved
$95	179%	111%	Not yet achieved
$120	252%	167%	Not yet achieved

(1)Sustained stock price performance is required for each Stock Price Goal to be met, other than in connection with a change in control. For each Stock Price Goal to be met, the sixty-trading day average stock price must equal or exceed the Stock Price Goal.
(2)Utilizes closing stock price on March 2, 2021, of $34.08 per share. The July 29, 2022 closing stock price was $54.01 per share.
(3)The sixty-trading day average stock price from March 15, 2022 through June 8, 2022 was $45.12.

SMCI | 2022 Form 10-K | 116

Challenging Goals

Revenue Goals

Revenue ($B)
Achieved(1)
$4.0
$4.8
$5.8
$6.8
$8.0
For FY2020
Goal Progression

Stock Price Goals

Stock Price ($)
$45
$60
$75
$95
$120
On Grant Date
Goal Progression

(1)Achievement of the $4.8 billion revenue goal has not yet been certified by the Compensation Committee as of the date of this report.

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

There is no automatic acceleration of vesting of the 2021 CEO Performance Award upon a future “change in control,” but any tranches that are unvested as of the date of the change in control will vest upon the change in control if the Stock Price Goal related to that tranche is achieved (the Revenue Goals will be disregarded). For purposes of determining whether any Stock Price Goal has been achieved, the stock price shall equal the greater of (1) the most recent closing price per share immediately prior to the effective time of such change in control, or (2) the per share common stock price (plus the per share of common stock value of any other consideration) received by our stockholders in the change in control. To the extent any tranche of the 2021 CEO Performance Award has not vested prior to the change in control and does not vest in connection with the change of control based on attainment of the relevant Stock Price Goal, as described above, such tranche under the 2021 CEO Performance Award will terminate as of the effective date of the change in control.

As stated above, during fiscal year 2022, the Compensation Committee closely monitored the Company’s performance and the CEO’s performance against not only the key metrics of the 2021 CEO Performance Award, but also the objectives of the 2021 CEO Performance Award, for alignment with stockholder value and stockholder interests. The Compensation Committee designed the 2021 CEO Performance Award to be a challenging long-term incentive for future performance, and the Compensation Committee noted in particular that the performance thresholds could take many years to achieve, if they can be achieved at all.

FY2022 Performance Program for Other Named Executive Officers

Overview

On March 26, 2022, after consultations with Mr. Liang, and consideration of input received from the Compensation Committee’s compensation consultant, which included the results of an executive compensation study, the Compensation Committee approved an executive compensation program for fiscal year 2022 for two of the Company’s NEOs, Mr. Weigand (the “CFO Compensation Program”), and Mr. Clegg, (the “SVP Sales Compensation Program”).

SMCI | 2022 Form 10-K | 117

The Compensation Committee believes the FY2022 Performance Program for Other Named Executive Officers furthers the Company’s executive compensation philosophy to link compensation to corporate and individual performance. The principal compensation elements of the FY2022 Performance Program for Other Named Executive Officers are:

•A base salary in the form of cash and representing fixed compensation to reward individual performance and contributions (“Base Salary”);

•A fixed bonus component payable in semi-monthly installments in the form of cash and based upon a percentage of Base Salary (the “Fixed Bonus”); and

•A performance-based annual incentive award (“Performance Incentive Award”) which, for Mr. Weigand, is payable 20% in the form of cash (the “Performance Cash”) and 80% in the form of service-based RSUs (the “Performance RSUs”) and, for Mr. Clegg, is payable 50% in the form of Performance Cash and 50% in the form of Performance RSUs. Performance RSUs will generally vest in equal annual installments over a period of approximately four years.

Base Salary

The following table sets forth Base Salaries for Mr. Weigand and Mr. Clegg at the end of each of fiscal year 2021 and 2022:

	Principal Position During Fiscal Year 2022	End of Fiscal Year 2021 Base Salary Rate(1)(2)	End of Fiscal Year 2022 Base Salary Rate(1)(3)	Base Salary % Change
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer	$380,000	$465,151	22.4%
Don Clegg	Senior Vice President, Worldwide Sales	$352,000	$403,382	14.6%

(1)The base salary amounts actually paid to each named executive officer for fiscal year 2021 and 2022 are disclosed in the Summary Compensation Table.
(2)For fiscal year 2021, for Mr. Weigand, the salary amount disclosed in the Summary Compensation Table is lower than the amount disclosed in the table above because Mr. Weigand only commenced receiving the amount set forth in the table following his appointment in February 2021 as Senior Vice President, Chief Financial Officer and Chief Compliance Officer.
(3)For fiscal year 2022, salary amounts disclosed in the Summary Compensation Table for each named executive officer are less than the amounts disclosed in the table above because of the adjustments made to Base Salary during fiscal year 2022, which were: for Mr. Weigand, increases to $418,000 effective July 1, 2021, to $434,720 effective March 1, 2022, and to $465,151 effective May 1, 2022; and for Mr. Clegg, increases to $376,640 effective July 1, 2021, to $384,173 effective March 1, 2022, and to $403,382 effective May 1, 2022.

Adjustments to Base Salaries for Mr. Weigand and Mr. Clegg were made several times during fiscal year 2022 after the Compensation Committee considered recommendations from the CEO. Primary factors the Compensation Committee considered in connection with these increases included the following:

•Analyses provided in the compensation study for fiscal year 2022 that indicated that base salaries for such executive officers were generally below the 25th percentile in the market; and

•Consideration of inflationary market conditions in the second half of fiscal year 2022.

In addition, while not participating in the FY2022 Performance Program for Other Named Executive Officers, Mr. George Kao, another named executive officer, also received several adjustments to his base salary rate during fiscal year 2022 based upon the same factors the Compensation Committee considered for each of Mr. Weigand and Mr. Clegg. During fiscal year 2022, Mr. Kao’s base salary rate increased from $325,728 as of the end of fiscal to 2021 to $345,272 effective July 1, 2021, to $355,630 effective March 1, 2022, and to $373,411 effective May 1, 2022, an aggregate increase of 14.6% during fiscal year 2022.

SMCI | 2022 Form 10-K | 118

Fixed bonus component

Under the FY2022 Performance Program for Other Named Executive Officers, Mr. Weigand and Mr. Clegg receive a fixed bonus component payable in semi-monthly installments in the form of cash, which is based upon a percentage of Base Salary (the “Fixed Bonus”). The Compensation Committee included the Fixed Bonus as a part of the FY2022 Performance Program for Other Named Executive Officers for their continued achievements and contributions to the Company.

The Fixed Bonus percentage of Base Salary for fiscal year 2022 were 30% for Mr. Weigand and 25% for Mr. Clegg and were payable effective October 1, 2021 (the “Fixed Bonus Effective Date”). The aggregate cash compensation for these two officers, based on their base salaries effective on July 1, 2022, and the Fixed Bonus percentages, was determined to still be less than the market 50th percentile for comparable positions. The following table sets forth the total amount of Fixed Bonus received by such persons for fiscal year 2022:

	Principal Position During Fiscal Year 2022	Fiscal Year 2022 Fixed Bonus Received(1)
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer	$94,050(2)
Don Clegg	Senior Vice President, Worldwide Sales	$70,620

(1)The Fixed Bonus percentages were applied to the Base Salaries of Mr. Weigand and Mr. Clegg that were effective as of July 1, 2021, which were $418,000 and $376,640, respectively.
(2)In addition to the Fixed Bonus amount, Mr. Weigand also received during fiscal year 2022 a $10,000 per month fixed cash bonus for the months of July, August, and September 2021 (aggregating $30,000) under his short-term bonus program that was in place prior to the Fixed Bonus Effective Date (the “Prior Fiscal Year Bonus Program”).

Mr. George Kao, another named executive officer, does not participate in the FY2022 Performance Program for Other Named Executive Officers, but during fiscal year 2022 was eligible for the Company’s regular semi-annual bonus payouts available to employees pursuant to which he received $4,980.

Performance Incentive Award

Description of Performance Incentive Award. Under the Performance Incentive Award portion of the FY2022 Performance Program for Other Named Executive Officers, participants have the ability to earn Performance Incentive Awards annually, based upon the achievement of certain specified objective metrics (“key performance indicators” or “KPIs”) and the CEO’s subjective evaluation of each participant’s performance during the fiscal year. Any Performance Incentive Awards earned by Mr. Weigand are payable 20% in cash and 80% in Performance RSUs, and any Performance Incentive Awards earned by Mr. Clegg are payable 50% in cash and 50% in Performance RSUs. The cash portion of the award is paid out promptly after the amount of any Performance Incentive Award is determined and approved by the Compensation Committee following the end of the fiscal year, and the Performance RSUs are granted at approximately the same time. The number of Performance RSUs granted to the participants is determined by dividing the value of the Performance RSU portion of the Performance Incentive Award by an average closing price of our stock, as described in more detail below. These Performance RSUs generally vest in equal annual installments over a period of four years from the first day of the new fiscal year, so long as the individual continues to be employed. Performance RSUs are capped at no more than 250,000 RSUs for each of Messrs. Weigand and Clegg for the annual award. In addition:

•The amount of the earned Performance Incentive Award is determined as a multiple (the “Multiple”) of a base incentive target (calculated as a set percentage of Base Salary) set for each participant (the “Base Incentive Target”).

•The Base Incentive Target for fiscal year 2022 was set at 10% of Base Salary for each of Messrs. Weigand and Clegg.

•Each KPI and the CEO’s subjective evaluation of performance contribute to the calculation of the Multiple, which is applied to the Base Incentive Target to determine the total amount of the earned Performance Incentive Award:

◦For Mr. Weigand, the KPIs for fiscal year 2022 were based upon:

SMCI | 2022 Form 10-K | 119

•Percentage appreciation in Company stock price from June 30, 2021, to June 30, 2022, with a 100% increase in the stock price counting as 1.00 towards determination of the final aggregate Multiple; and

•This KPI is “double weighted” meaning that such percentage increase in stock price is then multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below; and

•Percentage increase in number of long-term investors in the Company from June 30, 2021, to June 30, 2022, with a 100% increase in the number of long-term investors counting as 1.00 towards the determination of the final aggregate Multiple; and

*Such KPI is also “double weighted” meaning that such percentage increase is multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below.

◦For Mr. Weigand, an individual performance evaluation rating (on a scale from 1.0 to 5.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple.

The various scores arising from these KPI results, and the performance evaluation are then added together to determine the final aggregate Multiple that is applied to the Base Incentive Target to determine the value of the Performance Incentive Award. For these purposes, long-term investors in the Company are defined as either (1) a new long-term investor with at least 100,000 shares (which represents approximately about 0.2% of the total number of shares outstanding) accumulated during fiscal year 2022 or (2) an existing long-term investor who had increased its holdings by at least 50% during fiscal year 2022; provided, however, that index funds, hedge funds, and broker-dealers are excluded from the definition of long-term investors.

◦For Mr. Clegg, the KPIs for fiscal year 2022 are based upon:

•Percentage appreciation in Company stock price from June 30, 2021, to June 30, 2022, with a 100% increase in the stock price counting as 1.00 towards determination of the final aggregate Multiple (and the KPI is not double-weighted, in Mr. Clegg’s case);

•Percentage increase in worldwide revenue from the prior fiscal year, with a 100% increase in revenue counting as 1.00 towards determination of the final aggregate Multiple; and

*This KPI is “double weighted” meaning that such percentage increase in worldwide revenue is then multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below; and

•Percentage increase in worldwide net profit from the prior fiscal year, with a 100% increase in worldwide net profit counting as 1.00 towards determination of the final aggregate Multiple; and

*Such KPI is “double weighted” meaning that such percentage increase in worldwide net profit is then multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below.

◦For Mr. Clegg, an individual performance evaluation rating (on a scale from 1.0 to 5.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple.

The various scores arising from these KPI results, and the performance evaluation are then added together to determine the final aggregate Multiple that is applied to the Base Incentive Target to determine the value of the Performance Incentive Award.

SMCI | 2022 Form 10-K | 120

For each of Mr. Weigand and Mr. Clegg, a decrease in stock price, number of long-term investors, worldwide revenue, and/or worldwide net profit from the prior fiscal year (as may be applicable) results in a multiple of zero for that KPI for purposes of determining the aggregate Multiple. For these purposes, worldwide revenue is defined as our net sales for the fiscal year as reported in our consolidated financial statements and worldwide net profit is defined as our non-GAAP income from operations for the fiscal year as reported in our earnings materials.

Performance Cash is paid in the next payroll cycle following the Compensation Committee’s certification and approval of the calculation of the Performance Incentive Award after the end of the fiscal year.

Performance RSUs are to be granted to the respective participating officer on a grant date within 10 days of the Compensation Committee’s certification and approval of the results of the Performance Incentive Award (the “Grant Date”), but in no event later than August 31, 2022, subject to the recipient remaining employed with, or otherwise continuing to provide services to, the Company through such Grant Date. The number of Performance RSUs earned will be determined by dividing the value of the portion of the Performance Incentive Award earned thereunder allocated to the Performance RSUs portion by the sixty-trading day average closing stock price of the Company’s common stock as of (and including) the date immediately prior to the Grant Date (rounded to the nearest whole RSU, and subject to a maximum cap of 250,000 RSUs for such grant).

Measurement of Fiscal Year 2022 Performance against the Performance Incentive Award. The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2022 performance for Mr. Weigand:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Stock Price Increase KPI	14.7% (or 0.147)	2X	0.294
Long-Term Investor Increase KPI	28.2% (or 0.282)(1)	2X	0.564
Individual Performance Evaluation	5.00(2)	1X	5.00
Total Multiple			5.858
Base Incentive Target			$41,800
Final Earned Performance Incentive Award Value			$244,865
Performance Cash Payout Value (20%)			$48,973
Performance RSUs Payout Value (80%)			$195,892
Number of Performance RSUs to be Granted in August 2022(3)			3,773

(1)Utilizing the definition of long-term Investor specified above, it was determined the number of Long Term Investors increased from 39 to 50 during fiscal year 2022.
(2)Based upon the CEO’s evaluation. Due to efforts from Mr. Weigand, the Company exceeded the financial targets which had been set for the year.
(3)Estimated based on the average 60-trading day closing stock price as of and including August 25, 2022 of $51.91. The actual number of Performance RSUs granted may differ slightly based on the expected grant date of August 29, 2022.
SMCI | 2022 Form 10-K | 121

The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2022 performance for Mr. Clegg:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Stock Price Increase KPI	14.7% (or 0.147)	1X	0.147
Worldwide Revenue KPI	46.1% (or 0.461)	2X	0.921
Worldwide Net Profit KPI	138.0% (or 1.293)	2X	2.760
Individual Performance Evaluation	5.00(1)	1X	5.00
Total Multiple			8.828
Base Incentive Target			$37,664
Final Earned Performance Incentive Award Value			$332,499
Performance Cash Payout Value (50%)			$166,250
Performance RSUs Payout Value (50%)			$166,250
Number of Performance RSUs to be Granted in August 2022(2)			3,202

(1)Based upon the CEO’s evaluation. Due to efforts from Mr. Clegg, the Company exceeded the financial targets which had been set for the year.
(2)Estimated based on the average 60-trading day closing stock price as of and including August 25, 2022 of $51.91. The actual number of Performance RSUs granted may differ slightly based on the expected grant date of August 29, 2022.

Other Equity-Based Incentive Compensation

While participants in the FY2022 Performance Program for Other Named Executive Officers are eligible to receive performance-based awards under the Performance Incentive Award portion of such program, such persons also continue to be eligible to receive other equity-based incentive compensation, along with our other named executive officers and other persons eligible for awards under the 2020 Equity and Incentive Compensation Plan. In continuing to award other equity-based incentive compensation to participants in the FY2022 Performance Program for Other Named Executive Officers, the Compensation Committee noted that the compensation study presented in August 2021 indicated that the historical level of equity awards made had low retention power, and that equity vehicles that included a mix of both time-based RSUs and PRSUs should be considered. As a result, the Compensation Committee elected to continue its practice of making regular periodic refresh grants of time-based equity incentives of both RSUs and options to the named executive officers participating in the FY2022 Performance Program for Other Named Executive Officers.

For such named executive officers participating in the FY2022 Performance Program for Other Named Executive Officers, the Compensation Committee views stock options and other equity-based awards as an important component of the total compensation. We believe that equity-based awards also align the interests of a named executive officer with those of our stockholders. They also provide named executive officers a significant, long-term interest in our success and help retain key named executive officers in a competitive market for executive talent. The 2020 Equity and Incentive Compensation Plan authorized the Compensation Committee to grant stock options and other equity-based awards to eligible named executive officers. The number of shares owned by, or subject to equity-based awards held by, each named executive officer is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance, expected future performance and the relative holdings of executive officers. In addition to equity-based awards made in connection with events such as promotions, the Compensation Committee has historically granted refresh equity awards to employees (including executive officers) on a two-year cycle.

SMCI | 2022 Form 10-K | 122

For fiscal year 2022, which commenced July 1, 2021, in addition to the Performance RSUs discussed above under “- Performance Incentive Award,” the Compensation Committee determined to provide the awards of service-based stock options and RSUs to named executive officers as outlined in the table below.

	Type of Award	Quantity (at Target) of Award	Rationale for Providing the Award
David Weigand(1)	Stock options	30,000	Special grant
	Stock options	9,500	Refresh grant
	RSUs	4,280	Refresh grant
Don Clegg	Stock options	3,630	Refresh grant
	RSUs	1,630	Refresh grant
George Kao	Stock options	—	—
	RSUs	—	—
(1)Mr. Weigand received a special stock option award with 2-year vesting.

Stock Options. In general, the Compensation Committee uses stock options to directly align the compensation interests of participating named executive officers with the investment interests of our stockholders. The stock options described above for each of Messrs. Weigand and Clegg were granted on May 5, 2022 with a 10-year term and an exercise price equal to the closing market price of our common stock on the grant date ($53.04). Subject to the continued service of such named executive officers, the stock options vest and become exercisable at the rate of 25% of the shares on May 5, 2023, and then an additional 1/16th of the shares at the end of each successive calendar quarter thereafter (excluding the 30,000 stock options granted to Mr. Weigand). The 30,000 stock options for Mr. Weigand vest and become exercisable at the rate of 12.5% of the shares after one quarter, and 1/8th at the end of each successive calendar quarter thereafter. Such award of 30,000 stock options to Mr. Weigand was made to further incent him as a result of his promotion to Chief Financial Officer in February 2021, at which time no additional equity incentive had been awarded to him. The particular size of the stock option grants to each of these named executive officers was determined based upon the recommendation of Mr. Liang which was reviewed and approved by the Compensation Committee.

RSUs. In general, RSUs represent the right to receive a defined number of shares of our common stock subject to the continued employment through the vesting date. The RSUs described above for each of Messrs. Weigand and Clegg were granted on May 5, 2022. Subject to the continued service of such named executive officers, these RSUs vest at the rate of 25% of the total number of units on May 10, 2023, and then an additional 1/16th of the units at the end of each successive calendar quarter thereafter. The particular size of the RSU grants to each of these named executive officers was determined based upon the recommendation of Mr. Liang which was reviewed and approved by the Compensation Committee.

Additional Discretionary Bonuses in FY2022

Prior to the adoption of the FY2022 Performance Program for Other Named Executive Officers and in addition to the Prior Fiscal Year Bonus Program for Mr. Weigand, discretionary bonuses were also paid during fiscal year 2022 to each of Messrs. Weigand, Clegg and Kao. As previously discussed in our Compensation Discussion & Analysis in our 2022 definitive proxy statement, the Board had in September 2021 considered that the Company had made adequate progress in remediating certain material weaknesses in its internal control over financial reporting. At that time, the Board in particular considered the impact of accomplishments of Company employees other than Mr. Liang in achieving this adequate progress (the “Remediation Progress”), and approved establishment of a $2 million discretionary bonus program for Company employees to recognize the Remediation Progress achievement completed in fiscal year 2022. The program was designed specifically to reward the Company’s employees who contributed to such Remediation Progress achievements (the “Discretionary Program”). While the Board had delegated to management authority to administer such Discretionary Program, awards thereunder to persons who were executive officers were subject to the review and approval by the Compensation Committee. Based on Compensation Committee action in October 2021, which included the Compensation Committee considering input on awards under the Discretionary Program to executive officers from the external compensation consultant, Messrs. Weigand, Clegg and Kao received discretionary one-time bonuses in the amounts of $160,000, $150,000 and $40,000, respectively, as a result of their contributions to the Remediation Progress.

In addition, each of Messrs. Weigand, Clegg and Kao received an end of calendar year holiday bonus generally available to employees of $1,000.
SMCI | 2022 Form 10-K | 123

Stock Ownership Guidelines

In January 2022, our Board adopted stock ownership guidelines that apply to the Chief Executive Officer and our non-executive directors (the “Guidelines”). Under the Guidelines, the Chief Executive Officer has a target holding of 3x his then-current annual base salary; provided, however, that for so long as the Chief Executive Officer is Mr. Charles Liang, and his then-current annual base salary is less than his annual base salary as in effect immediately prior to the grant of his 2021 CEO Performance Award on March 2, 2021 (which annual base salary was $522,236 (the “Pre-grant CEO Salary”)), then for purposes of determination of the Chief Executive Officer’s target holding, his target shall be three times the Pre-grant CEO Salary. Under the Guidelines, non-employee directors have a target holding of 3x the then-current annual Board member retainer (regardless of whether such director actually receives such retainer). For purposes of determining such target holding for non-employee directors, other director cash fees such as fees for Committee member/chair service or excess per meeting fees are not considered as part of then-current annual Board member retainer.

Under the Guidelines, each target is expected to be attained by the later of (1) five years from the effective date of the Guidelines or (2) five years from the effective date of a covered person’s assumption of the applicable role or responsibilities (or applicable designation as a covered person with a specific stock ownership target by the Compensation Committee) subjecting the covered person to the then-applicable stock ownership target. After the applicable five-year period has concluded, the covered person will be required to retain at least 50% of the common stock received (net of applicable withholding taxes) under our equity awards earned by, vested with respect to or exercised by the covered person if the covered person does not comply with his or her stock ownership target. Once a covered person has initially achieved his or her stock ownership target, the covered person will be considered to continue to be in compliance with the Guidelines unless as of the annual measurement the covered person’s common stock ownership drops to less than 85% of the covered person’s stock ownership target (in which case the covered person will have one year to again achieve compliance with the Guidelines).

Annual compliance with the stock ownership target will be measured, for each fiscal year, at the end of such fiscal year. Compliance with the stock ownership targets at any point in time will be based on the average closing price for the common stock for the immediately prior 60 days. For purposes of determining compliance with the stock ownership target, the following holdings by the covered person and his or her immediate family members sharing his or her household will be considered the equivalent of owning the corresponding applicable underlying common stock: (1) outright ownership of common stock; (2) vested common stock held in retirement or deferred compensation accounts; and (3) service-based restricted share, restricted stock unit and/or deferred share awards regarding common stock (whether or not vested).

As of June 30, 2022, each of the covered persons subject to the Guidelines met his or her stock ownership target, except for Ms. Lin who was appointed as a director in April 2022.

Our insider trading policy prohibits any of our directors, executive officers, employees or contractors from engaging in any transactions in publicly-traded options, such as puts and calls, and other derivative securities, including any hedging or similar transaction, with respect to our common stock.

Stock Retention Policy

We have adopted a stock retention policy which requires that our Chief Executive Officer hold a significant portion of the shares of our common stock acquired under our equity incentive plans for at least 36 months. Generally, under the policy, the Chief Executive Officer must retain at least 50% of all “net” shares received (“net” shares means those shares remaining after the sale or withholding of shares in payment of the exercise price, if applicable, and withholding taxes) for at least 36 months following the date on which an equity award is vested, settled or exercised, as applicable. In addition, in connection with the 2021 CEO Performance Award previously granted to our Chief Executive Officer, the Board required a restriction on the sale of any shares issued upon the exercise of the options associated with such award until March 2, 2024, the third anniversary of the grant date. See “Discussion and Analysis of 2021 CEO Performance Award.”

SMCI | 2022 Form 10-K | 124

Recoupment Policy

We established a recoupment policy that is applicable to our named executive officers (the “Recoupment Policy”). Under the Recoupment Policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under United States securities laws, the Compensation Committee shall be entitled to have the Company recover from any current or former executive officer any excess incentive-based compensation received by such person during the three-year period prior to the date on which we are required to prepare the restatement. This Recoupment Policy applies to both equity-based and cash-based incentive compensation awards. The “excess incentive-based compensation” is the difference between the actual amount that was paid, and the amount that would have been paid under the restated financial results.

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

Employment Arrangements, Severance and Change of Control Benefits. We have not entered into employment agreements with any of our named executive officers. Each of Messrs. Clegg, Kao and Weigand currently has a signed offer letter which provides for at-will employment. Each such offer letter provides for an initial base salary rate, an initial stock option grant and rights to participate in our employee benefit plans as described above. We do not have any written employment arrangements with Mr. Liang. Other than as described in the following sentence, we do not have any arrangements with any of our named executive officers that provide for any severance or other benefits in the event of termination or change of control of our Company. See also “- Fiscal Year 2022 Potential Payments Upon Termination or Change of Control.” The 2021 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. See “Discussion and Analysis of 2021 CEO Performance Award.”

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
SMCI | 2022 Form 10-K | 125

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

Sherman Tuan, Chair
Tally Liu

SMCI | 2022 Form 10-K | 126

Fiscal Year 2022 Summary Compensation Table

The following table sets forth information concerning the reportable compensation for our named executive officers for the fiscal years ended 2022, 2021 and 2020, as applicable.

FISCAL YEAR 2022 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)		All Other Compensation ($)	Total ($)
Charles Liang	2022	1	—	—	—	—		—	1
President, Chief Executive Officer and Chairman of the Board	2021	421,785	3,360	—	11,616,000	6,057,526	(6)	—	18,098,671
	2020	423,346	—	—	—	875,635		—	1,298,981

David Weigand	2022	442,601	285,050	353,404	1,074,005	48,973		—	2,204,033
Senior Vice President, Chief Financial Officer and Chief Compliance Officer	2021	367,709	43,360	109,188	113,280	—		—	633,537
	2020	300,347	222,107	—	—	78,970		—	601,424

Don Clegg	2022	398,470	221,620	183,653	98,700	166,250		—	1,068,693
Senior Vice President, Worldwide Sales	2021	362,140	9,990	102,515	106,200	—		—	580,845
	2020	348,459	108,970	—	—	290,581		—	748,010

George Kao	2022	364,409	45,980	—	—	—		—	410,389
Senior Vice President, Operations	2021	333,858	6,273	57,688	60,213	—		—	458,032
	2020	324,807	4,524	68,851	15,288	152,333		—	565,803

(1)Amounts disclosed under "Salary" for fiscal year 2022 include leave pay earned by the named executive officers.
(2)Amounts disclosed under “Bonus” for fiscal year 2022 reflect, as applicable, fixed amount bonuses, special bonuses, profit sharing amounts, holiday bonuses and/or our sales bonus program, all as further described above in the CD&A.
(3)Amounts disclosed for fiscal year 2022 represent the grant date fair values of RSU awards granted during fiscal year 2022 calculated in accordance with ASC Topic 718 and are based on the closing market price of our common stock on the date of grant. Amounts also include the fair values of the RSU portion of Messrs. Weigand and Clegg’s Performance Incentive Award provided for fiscal year 2022, based on probable outcome, as of March 2022. The RSU portion of each award was capped at 250,000 RSUs. The actual number of RSUs earned by Messrs. Weigand and Clegg for their Performance Incentive Awards are expected to be granted in early fiscal year 2023, as disclosed in CD&A above.
(4)The amounts disclosed for fiscal year 2022 represent the grant date fair values of the stock option awards calculated in accordance with ASC Topic 718, using the Black Scholes option pricing model. Assumptions used in the calculation of this amount are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Part II, Item 8, Note 13 “Stock-based Compensation and Stockholders’ Equity”, to our consolidated financial statements for fiscal year 2022 included in this Annual Report on Form 10-K.
(5)Amounts disclosed for fiscal year 2022 represent payouts of the cash portion of Messrs. Weigand and Clegg’s Performance Incentive Awards, as further described above in CD&A.
(6)As discussed in prior year proxy statements and Annual Reports, in March 2020, Mr. Liang received a special performance-based cash incentive award opportunity. Mr. Liang’s award, for a cash incentive opportunity of up to $8,076,701 (the “Maximum Value”), was specifically linked to Company stock price performance. The applicable stock price performance conditions for the award were achieved during fiscal year 2021 and, as a result, 50% of the Maximum Value (or $4,038,351) was paid to Mr. Liang in fiscal year 2021. However, the Board had discretion to reduce the payout value of the remaining portion of the award under certain circumstances. In September 2021, the Board exercised this discretion and reduced the payout for the remaining portion of the award to 25% of the Maximum Value (or $2,019,175), for a total award payout for 2021 of $6,057,526.

SMCI | 2022 Form 10-K | 127

Fiscal Year 2022 Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2022 to each of our named executive officers, which grants were made under the Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan.

FISCAL YEAR 2022 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Charles Liang	—	—	—	—	—	—	—	—	—	—	—
David Weigand	5/5/2022	—	—	—	—	—	—	—	30,000	53.04	815,700
	5/5/2022	—	—	—	—	—	—	—	9,500	53.04	258,305
	5/5/2022	—	—	—	—	—	—	4,280	—	—	227,011
	3/26/2022	8,360	(2)	—	—	—	—	—	—	—	—
	3/26/2022	—	—	—	(2)	(2)	250,000	—	—	—	126,393
Don Clegg	5/5/2022	—	—	—	—	—	—	—	3,630	53.04	98,700
	5/5/2022	—	—	—	—	—	—	1,630	—	—	86,455
	3/26/2022	18,832	(2)	—	—	—	—	—	—	—	—
	3/26/2022	—	—	—	(2)	(2)	250,000	—	—	—	97,198
George Kao	—	—	—	—	—	—	—	—	—	—	—

(1)Amounts disclosed in this column represent the fair value of the RSU and stock option awards as of the date of grant or award opportunity computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.
(2)As further described in CD&A, each of Messrs. Weigand and Clegg received a Performance Incentive Award for fiscal year 2022 payable for Mr. Weigand 20% in cash and 80% in Performance RSUs, and payable for Mr. Clegg 50% in cash and 50% in Performance RSUs, which Performance RSUs will vest over four years from July 1, 2022. Based on the design of the Performance Incentive Award, there was essentially no target or maximum cash amount to be earned, and essentially no target number of Performance RSUs to be earned, but the threshold amount of the award was equal to $41,800 for Mr. Weigand and $37,664 for Mr. Clegg, and the award was capped at a payout of no more than 250,000 RSUs. The cash portions earned by Messrs. Weigand and Clegg are reported in the “Non-Equity Incentive Plan Compensation” column of the Fiscal Year 2022 Summary Compensation Table, and the fair values of the RSU portions disclosed in this table, based on probable outcome, as of March 2022 are included in the “Stock Awards” column of the Fiscal Year 2022 Summary Compensation Table. The actual Performance RSUs earned by Messrs. Weigand and Clegg for their Performance Incentive Awards are expected to be granted in early fiscal year 2023, as disclosed in CD&A above.

Grants made in fiscal year 2022 are described more fully in the “Compensation Discussion and Analysis” section of this Annual Report. More information concerning the terms of the employment arrangements, if applicable, in effect with our named executive officers during fiscal year 2022 is provided under the "Employment Arrangements, Severance and Change of Control Benefits" under the “Compensation Discussion and Analysis”.

SMCI | 2022 Form 10-K | 128

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table provides information concerning the outstanding equity-based awards as of June 30, 2022, held by our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR-END TABLE

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(13)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(13)
Charles Liang	231,260	—		—		20.70	1/21/2023	—		—	—	—
	166,750	—		—		35.07	1/19/2025	—		—	—	—
	130,000	—		—		26.95	8/2/2027	—		—	—	—
	—	—		1,000,000	(2)	45.00	3/2/2031	—		—	—	—
David Weigand	16,072	—		—		22.10	7/31/2028	—		—	—	—
	3,928	—		—		22.10	7/31/2028	—		—	—	—
	737	3,378	(3)	—		30.33	8/4/2030	—		—	—	—
	3,263	262	(3)	—		30.33	8/4/2030	—		—	—	—
	—	5,127	(4)	—		53.04	5/5/2032	—		—	—	—
	—	4,373	(4)	—		53.04	5/5/2032	—		—	—	—
	—	30,000	(5)	—		53.04	5/5/2032	—		—	—	—
	—	—		—		—	—	1,800	(6)	72,630	—	—
	—	—		—		—	—	4,280	(7)	172,698	—	—
Don Clegg	6,000	—		—		26.75	8/4/2024	—		—	—	—
	4,000	—		—		20.54	8/3/2026	—		—	—	—
	14,679	—		—		22.10	7/31/2028	—		—	—	—
	5,321	—		—		22.10	7/31/2028	—		—	—	—
	737	3,551	(3)	—		30.33	8/4/2030	—		—	—	—
	3,013	199	(3)	—		30.33	8/4/2030	—		—	—	—
	—	3,083	(4)	—		53.04	5/5/2032	—		—	—	—
	—	547	(4)	—		53.04	5/5/2032	—		—	—	—
	—	—		—		—	—	1,690	(6)	68,192	—	—
	—	—		—		—	—	1,630	(7)	65,771	—	—
George Kao	14,840	—		—		26.95	8/2/2027	—		—	—	—
	5,160	—		—		26.95	8/2/2027	—		—	—	—
	2,229	743	(8)	—		13.00	10/30/2028	—		—	—	—
	2,968	—		—		13.00	10/30/2028	—		—	—	—
	1,364	196	(9)	—		20.37	3/27/2030	—		—	—	—
	2,028	3,382	(10)	—		23.74	10/27/2030	—		—	—	—
	—	—		—		—	—	424	(11)	17,108	—	—
	—	—		—		—	—	1,520	(12)	61,332	—	—

SMCI | 2022 Form 10-K | 129

(1)Represents the closing stock price per share of our common stock as of June 30, 2022 ($40.35) multiplied by the number of shares underlying RSUs that had not vested as of June 30, 2022.
(2)These stock options are performance-based and shall vest and become exercisable depending upon the degree of satisfaction of both the Stock Price Goals and Revenue Goals discussed above in CD&A. The Stock Price Goals must be achieved on or prior to September 30, 2026, and the Revenue Goals must be achieved on or prior to June 30, 2026. The options may vest in tranches of 200,000 shares each only when coordinating Stock Price Goals and Revenue Goals, respectively, of $45.00 sixty-trading-day-average stock price and $4.0 billion in four-consecutive-fiscal-quarter revenue, $60.00 sixty-trading-day-average stock price and $4.8 billion four-consecutive-fiscal-quarter revenue, $75.00 sixty-trading-day-average stock price and $5.8 billion four-consecutive-fiscal-quarter revenue, $95.00 sixty-trading-day-average stock price and $6.8 billion four-consecutive-fiscal-quarter revenue, and $120.00 sixty-trading-day-average stock price and $8.0 billion four-consecutive-fiscal-quarter revenue, are achieved. The smallest amount of these stock options (threshold) that can be earned based on performance is vested stock options for 200,000 shares for achieving a Stock Price Goal of $45.00 sixty-trading-day-average stock price and a Revenue Goal of $4.0 billion in four-consecutive-fiscal-quarter revenue (and the Compensation Committee certified the vesting of the first 200,000 shares based upon achievement of the $45 Stock Price Goal on August 2, 2022, and $4.0 billion Revenue Goal on March 26, 2022). However, even with these achievements if the Company’s stock price remained at $45.00 per share, based on the $45.00 exercise price for these stock options, there would be no appreciation value in those stock options for Mr. Liang. For more information about the operation of this award, see “Discussion and Analysis of 2021 CEO Performance Award” above.
(3)These incentive and nonqualified stock options vested at the rate of 25% on May 1, 2021 and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on May 1, 2024.
(4)These incentive and nonqualified stock options vest at the rate of 25% on May 5, 2023, and 1/16th per quarter thereafter, such that the shares will be fully vested on May 5, 2026.
(5)These nonqualified stock options vest at the rate of 12.5% on August 5, 2022, and 1/8th per quarter thereafter, such that the shares will be fully vested on May 5, 2024.
(6)These RSUs vested at the rate of 25% on May 10, 2021, and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 10, 2024.
(7)These RSUs vested at the rate of 25% on May 10, 2023, and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 10, 2026.
(8)These incentive and nonqualified stock options vested at the rate of 25% on October 30, 2019, and vested (or generally will vest) at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on October 30, 2022.
(9)These nonqualified stock options vested at the rate of 56% on March 27, 2021 and vested (or generally will vest) at a rate of 6% per quarter thereafter, such that the granted options will be fully vested on December 27, 2022.
(10)These incentive stock options vested at the rate of 25% on October 27, 2021, and generally will vest at a rate of 1/16th per quarter thereafter, such that the granted options will be fully vested on October 27, 2024.
(11)These RSUs vested at the rate of 63% on May 10, 2021, and vested (or generally will vest) at a rate of 6% per quarter thereafter, such that the RSUs will be fully vested on November 10, 2022.
(12)These RSUs vested at the rate of 25% on November 10, 2021, and generally will vest at a rate of 1/16th per quarter thereafter, such that the RSUs will be fully vested on November 10, 2024.
(13)As further described in CD&A, as of the end of fiscal year 2022, each of Messrs. Weigand and Clegg participated in a Performance Incentive Award for fiscal year 2022 payable for Mr. Weigand 20% in cash and 80% in Performance RSUs, and payable for Mr. Clegg 50% in cash and 50% in Performance RSUs, which Performance RSUs will vest over four years from July 1, 2022. Based on the design of the Performance Incentive Award, there was essentially no target number of Performance RSUs to be earned, but the award was capped at a payout of no more than 250,000 RSUs. The actual Performance RSUs earned by Messrs. Weigand and Clegg for their Performance Incentive Awards are expected to be granted in early fiscal year 2023, as disclosed in CD&A above, and will appear in this table in subsequent years.

Fiscal Year 2022 Option Exercises and Stock Vested

The following table sets forth the dollar amounts realized by each of our named executive officers pursuant to the exercise or vesting of equity-based awards during fiscal year 2022.

FISCAL YEAR 2022 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	—	—	—	—
David Weigand	—	—	3,400	147,097
Don Clegg	6,800	244,607	2,345	101,384
George Kao	—	—	1,754	76,487

(1)The value disclosed in this column is based on the difference between the price of our common stock at the time of exercise and the exercise price.
(2)The values disclosed in this column are based on the closing price of our common stock on the date of vesting, multiplied by the gross number of shares vested.

Fiscal Year 2022 Pension Benefits and Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation arrangements or pension plans. As such, the Pension Benefits disclosure and Nonqualified Deferred Compensation disclosure for fiscal year 2022 are omitted from this Annual Report.
SMCI | 2022 Form 10-K | 130

Fiscal Year 2022 Potential Payments Upon Termination or Change of Control

Other than as set forth below or described elsewhere in this Item 11, “Executive Compensation,” we do not currently, and did not during fiscal year 2022 have, any arrangements with any of our named executive officers that provide for any additional or enhanced severance or other compensation or benefits in the event of termination or change of control of our Company.

Other than with respect to the 2021 CEO Performance Award, the Company’s stock option agreements generally provide for three months of exercise of vested options after termination of service, one year of exercise after disability, and one year of exercise after death. The 2021 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. See “Discussion and Analysis of 2021 CEO Performance Award.” None of the tranches under the 2021 CEO Performance Award would have been earned thereunder for a change in control occurring on June 30, 2022 (based on the closing stock price of $40.35 on such date, plus an assumption that any aggregate consideration per share in a hypothetical change of control occurring on such date would have been less than $45), and therefore there is no change in control value attributed to the award for a hypothetical change of control situation.

Fiscal Year 2022 Chief Executive Officer Pay Ratio

For fiscal year 2022, the ratio of the annual total compensation of Mr. Liang, our Chief Executive Officer (“2022 CEO Compensation”), to the median of the annual total compensation of all of our employees and those of our consolidated subsidiaries other than Mr. Liang (“2022 Median Annual Compensation”), was 0.10 (or one-tenth) to 1. For purposes of this pay ratio disclosure, 2022 CEO Compensation was determined to be $8,124 which represents the total compensation reported for Mr. Liang under the “Fiscal Year 2022 Summary Compensation Table,” plus the Company’s contribution to certain non-discriminatory group health and welfare benefits provided to Mr. Liang. The 2022 Median Annual Compensation for the identified median employee was determined to be $80,413, also including the Company’s contribution to the same non-discriminatory group health and welfare benefits provided to the median employee. Please see the CD&A above for more information about Mr. Liang’s compensation arrangements in place for fiscal year 2022, which included participation in the 2021 CEO Performance Award.

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

To determine the median of the annual total compensation of all of such employees, other than Mr. Liang, we generally reviewed compensation for the period beginning on July 1, 2020, and ending on the Determination Date. We totaled, for each included employee other than Mr. Liang, base earnings (salary, hourly wages and overtime, as applicable) and cash bonuses paid during the measurement period, plus the Company’s contribution to group health and welfare benefits. We did not use any statistical sampling or cost-of-living adjustments for those purposes. A portion of our employee workforce (full-time and part-time) worked for less than the full fiscal year (due to mid-measurement period start dates, disability status or similar factors, etc.). In determining the median employee, we generally annualized the total compensation for such individuals other than temporary or seasonal employees (but avoided creating full-time equivalencies) based on reasonable assumptions and estimates relating to our employee compensation program.

SMCI | 2022 Form 10-K | 131

In calculating our Chief Executive Officer pay ratio for fiscal year 2022, we did not go through a renewal of the process (described above) of identifying a median employee as was conducted for fiscal year 2021. This is because we believe that there has been no change in our employee population or employee compensation arrangements during fiscal year 2022 that would result in a significant change to our Chief Executive Officer pay ratio disclosure. However, due to a change in the circumstances of the median employee that was identified as of the Determination Date (the “Original Median Employee”), as such Original Median Employee departed from the Company during the course of fiscal year 2022, it was no longer appropriate to use the Original Median Employee for these pay ratio purposes. As a result, for fiscal year 2022, we used another employee whose compensation was substantially similar to the Original Median Employee based on the compensation measures discussed above used to select the Original Median Employee.

Compensation Program Risk Assessment

We have assessed our compensation programs for fiscal year 2022 and have concluded that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us. We concluded that our compensation policies and practices do not encourage excessive or inappropriate risk-taking. We believe our programs are appropriately designed to encourage our employees to make decisions that result in positive short-term and long-term results for our business and our stockholders.

DIRECTOR COMPENSATION

2022 Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at Board and committee meetings. Charles Liang and Sara Liu, who are employees and also serve as directors, do not receive any additional compensation from us specifically for their service as directors.

For their service during fiscal year 2022, our non-employee directors received an annual retainer of $60,000, payable quarterly in cash. In addition, the Chairperson of our Audit Committee received an additional annual retainer of $30,000 and the Chairperson of each of our Compensation Committee and our Governance Committee received an additional annual retainer of $20,000 and $15,000, respectively, in each case payable quarterly in cash. Each director serving in a non-chairperson capacity on our Audit Committee received an additional annual retainer of $15,000, each director serving in a non-chairperson capacity on our Compensation Committee received an additional annual retainer of $10,000 and each director serving in a non-chairperson capacity on our Governance Committee received an additional annual retainer of $7,500, in each case payable quarterly in cash. Finally, non-employee directors were entitled to $2,000 per meeting for each meeting attended in excess of (1) the regular meetings of the Board and (2) up to 10 additional meetings beyond such regular meetings, provided that notice of the meeting was properly given, a quorum was present, and the meeting was recorded (“Excess Meetings”). During fiscal year 2022, each of Messrs. Chan, Fairfax and Liu attended six Excess Meetings. Each of Ms. Lin, Ms. Tseng and Mr. Tuan did not attend any Excess Meetings during fiscal year 2022.

Our director compensation policy also provides for annual RSU grants to the non-employee directors with a value equal to $220,000, with the ultimate number of RSUs granted based on our closing stock price on the date of grant. For fiscal year 2022, we made such grants for non-employee director service under the Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan on August 3, 2021, to such persons serving on such date, which grants had a vesting date of June 30, 2022. Ms. Saria Tseng, a non-employee director, was a recipient of such grants and served during fiscal year 2022 until the expiration of her term of office at our annual general meeting of stockholders on May 18, 2022. Prior to the end of her service, the Compensation Committee exercised discretion to accelerate the vesting date of the awards granted to her to May 18, 2022. Awards granted to the other non-employee directors vested on June 30, 2022.

Ms. Judy Lin was appointed as a non-employee director on April 1, 2022. In connection with her appointment, Ms. Lin received during fiscal year 2022 a pro-rated portion of the annual non-employee director retainer and, on April 1, 2022, an RSU grant with a value equal to a pro-rated portion of $220,000 with a vesting date of June 30, 2022.

The following table shows for fiscal year 2022 certain information with respect to the compensation of all of our non-employee directors who served in such capacities during fiscal year 2022:

SMCI | 2022 Form 10-K | 132

FISCAL YEAR 2022 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(3)	Stock Awards ($)(4)(5)	All Other Compensation ($)(6)	Total ($)
Daniel Fairfax	87,000	219,969	180	307,149
Judy Lin(1)	16,875	54,832	180	71,887
Saria Tseng(2)	68,345	245,985	180	314,510
Sherman Tuan	87,500	219,969	180	307,649
Shiu Leung (Fred) Chan	88,750	219,969	180	308,899
Tally Liu	103,786	219,969	180	323,935

(1)Ms. Judy Lin was appointed to the Board in April 2022.
(2)Ms. Saria Tseng served as a director until May 18, 2022.
(3)This column consists of annual director fees, non-employee committee chairman fees, and other committee member fees, in each case earned for fiscal year 2022.
(4)The dollar amounts in this column represent the aggregate grant date fair values of the RSU awards granted during fiscal year 2022 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Item II, Part 8, Note 13, “Stock-based Compensation and Stockholders’ Equity” to our consolidated financial statements for fiscal year 2022 included in the Annual Report. Each grant of 5,807 RSUs to each of the directors other than Ms. Lin had a grant date fair value of $37.88 per share, and Ms. Lin’s grant of 1,446 RSUs had a grant date fair value of $37.92 per share.
(5)The value disclosed in this row under the “Stock Awards” column also reflects, for Ms. Tseng, the modification fair value of $42.36 per share for the acceleration of the vesting date of her fiscal year 2022 RSU grant from June 30, 2022, to May 18, 2022. This acceleration was approved because Ms. Tseng was a recipient of such grants and served during fiscal year 2022 until the expiration of her term of office at our annual general meeting of stockholders on May 18, 2022.
(6)Value of Company Christmas gift.

The table below sets forth the aggregate number of shares underlying stock and option awards held by our non-employee directors as of June 30, 2022.

Name	Stock Awards	Option Awards
Daniel Fairfax	—	—
Judy Lin	—	—
Saria Tseng	—	27,000
Sherman Tuan	—	5,000
Shiu Leung (Fred) Chan	—	—
Tally Liu	—	—

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former officer or employee of our Company or had any relationship with our Company requiring disclosure, except for Saria Tseng, who serves as Vice President of Strategic Corporate Development, General Counsel and Secretary of MPS, with which we have engaged in certain transactions. See “Part III. Item 13. Certain Relationships and Related Transactions and Director Independence-Transactions with Monolithic Power Systems.” Ms. Tseng served during fiscal year 2022 until the expiration of her term of office at our annual general meeting of stockholders on May 18, 2022, and she ceased being a director and member of the Compensation Committee on such date. In addition, during fiscal year 2022, none of our executive officers served as a member of the compensation committee of the board of directors of any other entity that has one or more executive officers who served on our Compensation Committee of the Board. Mr. Sherman Tuan served on the Compensation Committee during all of fiscal year 2022, Ms. Saria Tseng served on the Compensation Committee during a portion of fiscal year 2022 until May 18, 2022, and Mr. Tally Liu served on the Compensation Committee during a portion of fiscal year 2022 with his appointment commencing on April 27, 2022.

SMCI | 2022 Form 10-K | 133

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of July 31, 2022, by:

•Each of the named executive officers during fiscal year 2022;
•Each of our directors;
•All directors and executive officers as a group; and
•All persons known to us who beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	7,464,719	14.1%
Don Clegg(5)	43,943	*
George Kao(6)	37,945	*
David Weigand(7)	36,062	*
Sherman Tuan(8)	35,696	*
Sara Liu(9)	7,464,719	14.1%
Tally Liu	29,396	*
Daniel Fairfax	17,070	*
Shiu Leung (Fred) Chan	10,975	*
Judy Lin	1,446	*
All directors and executive officers as a group (10 persons)(10)	7,677,252	14.1%
5% Holders Not Listed Above:
Disciplined Growth Investors Inc.(11)	4,512,092	8.6%
BlackRock, Inc.(12)	3,169,548	6.1%
The Vanguard Group(13)	4,348,912	8.3%

Total executives, directors & 5% or more stockholders		37.4%

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
(3)Calculated on the basis of 52,347,039 shares of common stock outstanding as of July 31, 2022, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after July 31, 2022, are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)Includes 728,010 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2022. Also includes 2,663,752 shares jointly held by Mr. Liang and Sara Liu, his spouse, 46,051 shares held directly by Ms. Liu and 38,996 options exercisable and 433 RSU shares issuable within 60 days after July 31, 2022. See footnote 9.
(5)Includes 34,218 options exercisable and 211 RSU shares issuable within 60 days after July 31,2022.
(6)Includes 29,396 options exercisable and 364 RSU shares issuable within 60 days after July 31, 2022.
(7)Includes 28,250 options exercisable and 225 RSU share issuable within 60 days after July 31, 2022.
(8)Includes 5,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2022.
(9)Includes 38,996 options exercisable and 433 RSU shares issuable within 60 days after July 31, 2022. Also includes 2,663,752 shares jointly held by Ms. Liu and Mr. Liang, her spouse, 3,987,477 shares held by Charles Liang, and 728,010 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2022. See footnote 4.
(10)Includes 865,103 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2022.
(11)The information is based solely on the Schedule 13-F filed on May 16, 2022. The address for the reporting person is 150 S. Fifth St. Suite 2550, Minneapolis, MN 55402.
(12)The information is based solely on the Amendment No. 1 to Schedule 13G filed on February 3, 2022. BlackRock, Inc. has sole voting power over 3,080,779 shares of common stock and sole dispositive power over 3,169,548 shares of common stock. The address for the reporting person is 55 East 52nd Street, New York, New York 10055.
SMCI | 2022 Form 10-K | 134

(13)The information is based solely on the Amendment No. 1 to Schedule 13G filed on February 10, 2022. The Vanguard Group has shared voting power over 37,940 shares of common stock, sole dispositive power over 4,278,159 shares of common stock and shared dispositive power over 70,753 shares of common stock. The address for the reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These plans consist of the 2006 Equity Incentive Plan, the 2016 Equity Incentive Plan and the 2020 Equity and Incentive Compensation Plan. All three of these plans have been approved by our stockholders. We no longer grant any equity-based awards under the 2006 Equity Incentive Plan or the 2016 Equity Incentive Plan. On May 18, 2022, our stockholders approved an amendment and restatement of our 2020 Equity and Incentive Compensation Plan (the “2020 Plan”) which (among other things) made available for awards under the 2020 Plan an additional 2,000,000 shares of our common stock. The following table sets forth information regarding outstanding options and RSUs and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)(4)
Equity compensation plans approved by security holders	6,190,489	$29.99	3,604,025
Equity compensation plans not approved by security holders	—		—
Total	6,190,489		3,604,025

(1)This number includes 4,311,416 shares subject to outstanding options and 1,879,073 shares subject to outstanding RSU awards.
(2)The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.
(3)The weighted-average remaining contractual term of our outstanding options as of June 30, 2022 was 5.6 years.
(4)All of these shares may be issued with respect to award vehicles other than just stock options or other rights to acquire shares.

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

Equity-Based Awards
SMCI | 2022 Form 10-K | 135

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option and restricted stock unit grants to our directors and named executive officers in fiscal year 2022.

Employment Relationships

As of June 30, 2022, Hung-Fan (Albert) Liu, who is a brother of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our operations organization in San Jose, California. Mr. Liu received total compensation of approximately $376,563 in fiscal year 2022. The total compensation includes salary, bonus and equity awards. Mr. Albert Liu reports to Mr. Kao, our Senior Vice President of Operations.

As of June 30, 2022, Shao Fen (Carly) Kao, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our finance and accounting organization in San Jose, California. Ms. Kao received total compensation of approximately $175,042 in fiscal year 2022. The total compensation includes salary, bonus and equity awards. Ms. Kao reports through the finance and accounting organization, which reports to Mr. Weigand, our Chief Financial Officer.

As of June 30, 2022, Sara Liu, who is Charles Liang's spouse and is related to Mr. Liu and Ms. Kao as outlined above, is a Co-Founder, Senior Vice President, and director of the Company, and received total compensation of approximately $1,270,946 in fiscal year 2022. The total compensation includes equity gain of $841,939 (principally from the exercise of stock options), in addition to salary and bonus.

In August 2022, Bill Liang, who is the son of Sara Liu and Charles Liang and nephew of Bill Liang, who serves as the Chief Executive Officer of Compuware, commenced employment in our systems engineering organization in San Jose, California. Bill Liang’s annual base salary rate is $83,000 and he will be eligible to receive equity incentive awards. The amount and value of his 2022 award has not been determined as of the date of this Annual Report but is currently expected to be in the range of 410 to 700 time-based restricted stock units.

Transactions with Ablecom and Compuware

We have entered into a series of agreements with Ablecom Technology Inc. ("Ablecom"), a Taiwan corporation, and one of its affiliates, Compuware Technology, Inc ("Compuware"). Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of our company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2022. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware's capital stock.

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

SMCI | 2022 Form 10-K | 136

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

Ablecom’s sales to us comprise a substantial majority of Ablecom’s net sales. For fiscal years ended June 30, 2022, 2021 and 2020, we purchased products from Ablecom totaling $192.4 million, $122.2 million and $152.5 million, respectively. Amounts owed to Ablecom by us as of June 30, 2022, 2021 and 2020, were $46.0 million, $41.2 million and $40.1 million, respectively. For the fiscal years ended June 30, 2022, 2021 and 2020, we paid Ablecom $8.3 million, $8.6 million and $7.6 million, respectively, for design services, tooling assets and miscellaneous costs.

Compuware’s sales of our products to others comprise a majority of Compuware’s net sales. For fiscal years ended June 30, 2022, 2021 and 2020, we sold products to Compuware totaling $26.1 million, $27.9 million and $23.9 million, respectively. Amounts owed to us by Compuware as of June 30, 2022, 2021 and 2020, were $20.0 million, $18.4 million and $14.3 million, respectively. The price at which Compuware purchases the products from us is at a discount from our standard price for purchasers who purchase specified volumes from us. In exchange for this discount, Compuware assumes the responsibility to install our products at the site of the end customer and administers first-level customer support. For the fiscal years ended June 30, 2022, 2021 and 2020, we purchased products from Compuware totaling $170.3 million, $113.4 million and $130.6 million, respectively. Amounts we owed to Compuware as of June 30, 2022, 2021 and 2020 were $60.0 million, $46.4 million and $46.5 million, respectively. For the fiscal years ended June 30, 2022, 2021 and 2020, we paid Compuware $1.5 million, $1.8 million and $1.2 million, respectively, for design services, tooling assets and miscellaneous costs.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Ablecom were $36.0 million, $40.2 million and $23.2 million at June 30, 2022, 2021 and 2020, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer.

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Compuware were $44.3 million, $71.0 million and $45.7 million at June 30, 2022, 2021 and 2020, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Tripartite Agreement. On November 8, 2021, our wholly-owned Taiwan subsidary (the “Subsidiary”) entered into a Tripartite Agreement (the “Tripartite Agreement”) with Ablecom and Compuware related to a three-way purchase of land.

Pursuant to the Tripartite Agreement, the Subsidiary will participate in purchasing 33.33% of the 137,225.97 square meters (approximately 34 acres) of land Ablecom has agreed to acquire from third-party landowners in proximity to our campus in Bade, Taiwan. Compuware will acquire 17.21% of such land and Ablecom will retain the remaining 49.46% of the land. Under the Tripartite Agreement, fees and costs related to such land purchase would be borne by the parties according to their proportionate share of the land purchased. We intend to fund our proportionate share of the land purchased under the Tripartite Agreement which is estimated to be approximately NTD 789 million (or approximately US$28.3 million) from either available cash and/or borrowings under loan agreements the Subsidiary is party in Taiwan. Amounts payable related to the purchase of
SMCI | 2022 Form 10-K | 137

the land are due in three installments based upon the achievement of specified milestones. The transaction is subject to various customary conditions precedent, including the receipt of government approvals, the discharge of mortgages and leases on the land, and the completion of due diligence. As of June 30, 2022 due diligence and discussions with government officials are continuing, and no installment payments have been made with respect to the transaction. If the transaction does not close within 12 months, Ablecom may offer the land to other parties.

Loans

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on NASDAQ in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2022 the amount due on the unsecured loan (including principal and accrued interest) was approximately $15.7 million.

Transactions with Monolithic Power Systems

MPS is a supplier that provides high-performance analog and mixed signal semiconductors for use in our products. Saria Tseng, who served as a member on the Board of Directors until May 18, 2022, also serves as Vice President of Strategic Corporate Development, General Counsel and Secretary of MPS. We purchased $8.3 million, $3.9 million and $5.2 million of semiconductor products from MPS for use in our manufacturing process during the years ended June 30, 2022, 2021 and 2020, respectively. The amounts due to MPS as of June 30, 2022, 2021 and 2020 were not material.
SMCI | 2022 Form 10-K | 138

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2022.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below for fiscal years 2022 and 2021. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved the services described below.

	Years Ended
Amounts in '000s	June 30, 2022	June 30, 2021
Audit Fees(1)	$4,488	$4,405
Audit-Related Fees	—	—
Tax Fees	276	225
All Other Fees	2	2
Total	$4,766	$4,632

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

SMCI | 2022 Form 10-K | 139

(3) Exhibits

See the Exhibit Index which precedes the signature page of this Annual Report, which is incorporated herein by reference.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.3
Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc. (Incorporated by reference to Exhibit 3.3 filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

3.4
Amended and Restated Bylaws of Super Micro Computer, Inc. (Incorporated by reference to Exhibit 3.4 filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

4.1
Specimen Stock Certificate for Shares of Common Stock of Super Micro Computer, Inc. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

4.5
Description of Securities (Incorporated by reference to Exhibit 4.5 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.1*
Form of Restricted Stock Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.2*
Form of Restricted Stock Unit Agreement under Super Micro Computer, Inc. 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.3*
Form of Directors’ and Officers’ Indemnity Agreement (Incorporated by reference to Exhibit 10.9 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.4*
Offer Letter for Sara Liu (Incorporated by reference to Exhibit 10.20 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.5*
Product Manufacturing Agreement dated January 8, 2007, between Super Micro Computer, Inc. and Ablecom Technology Inc. (Incorporated by reference to Exhibit 10.24 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.6*
Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 from the Company's Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2017)

10.7*
Form of Notice of Grant of Restricted Stock under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 from the Company's Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2017)

10.8*
Form of Notice of Grant of Restricted Stock Unit under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 from the Company's Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2017)

10.9*
2006 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A from the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 18, 2011)

SMCI | 2022 Form 10-K | 140

10.10*
2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 14, 2016)

10.11*
Form of Notice of Grant of Stock Option under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.9 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881 filed with the Securities and Exchange Commission on April 22, 2016)

10.12*
Form of Stock Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.10 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.13*
Form of Notice of Grant of Restricted Stock Units under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.11 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.14*
Form of Restricted Stock Units Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.12 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.15
Loan and Security Agreement with Bank of America, N.A., dated April 19, 2018 (Incorporated by reference to Exhibit 10.51 from the Company's Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 17, 2019)

10.16
Extension of Loan and Security Agreement with Bank of America, N.A., dated September 7, 2018 (Incorporated by reference to Exhibit 10.52 from the Company's Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 17, 2019)

10.17
Second Amendment to Loan and Security Agreement, dated as of June 27, 2019 (Incorporated by reference to Exhibit 10.1 from the Company's Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 2, 2019)

10.18*‡
Offer Letter for Don Clegg (Incorporated by reference to Exhibit 10.56 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.19*‡
Offer Letter for George Kao (Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.20*‡
Offer Letter for David Weigand (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.21
Letter Agreement with Bank of America, N.A., dated October 28, 2019 (Incorporated by reference to Exhibit 10.59 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.22
Third Amendment to Loan and Security Agreement with Bank of America, N.A. dated May 12, 2020 by and among Super Micro Computer, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 13, 2020)

10.23
Summary of Terms & Conditions 10-Year Term Loan Facility, dated May 6, 2020 between Super Micro Computer Inc. Taiwan and CTBC Bank (Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.24*
Form of Notice of Grant of Stock Option under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.31 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.25*
Form of Incentive Stock Award Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.32 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.26*
Form of Nonqualified Stock Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.33 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.27*
Form of Notice of Grant of Restricted Stock Units under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

SMCI | 2022 Form 10-K | 141

10.28*
Form of Restricted Stock Units Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.35 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.29
General Credit Agreement dated as of December 2, 2020 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 4, 2020)

10.30
Notification and Confirmation of Conditions for Import Loan, dated as of December 2, 2020 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 4, 2020)

10.31*
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

10.32*
Nonqualified Stock Option Award Agreement associated with the Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

10.33
Fourth Amendment to Loan and Security Agreement with Bank of America, N.A. dated to be effective as of June 28, 2021 by and among Super Micro Computer, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2021)

10.34
General Agreement for Omnibus Credit Lines dated as of July 20, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 26, 2021)

10.35
Agreement for Individually Negotiated Terms and Conditions dated as of December 21, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.6 from the Company’s Quarterly Report on 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 4, 2022)

10.36
Summary of Short-Term Credit Facilities and 75 Month Term Loan Facility from CTBC Bank Co., Ltd. dated as of July 7, 2021 (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 26, 2021)

10.37
English language translation of the Medium-to-Long Term Loan Agreement dated as of September 13, 2021 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 17, 2021)

10.38
General Credit Agreement dated as of September 13, 2021 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 17, 2021)

10.39
Notification and Confirmation of Credit Conditions, dated as of September 13, 2021 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 17, 2021)

10.40
English language translation of the Credit Authorization Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.41
English language translation of the Imported Goods Loan Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.42
English language translation of the Export Loan Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

SMCI | 2022 Form 10-K | 142

10.43
English language translation of the Loan Agreement for the Action Plan for Accelerated Investments by Domestic Corporations dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (Incorporated by reference to Exhibit 10.4 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.44*
Form of Notice of Grant of Restricted Stock Units (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.11 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

10.45*
Form of Restricted Stock Units Agreement (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.12 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

10.46
Tripartite Agreement dated as of November 8, 2021 between Ablecom Technology Inc., Super Micro Computer, Inc. Taiwan and Compuware Technology, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 12, 2021)

10.47
General Loan, Export/Import Financing, Overdraft Facilities and Securities Agreement dated as of January 7, 2022 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 13, 2022)

10.48
Facility Letter dated as of January 7, 2022 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 13, 2022)

10.49
Fifth Amendment to Loan and Security Agreement with Bank of America, N.A. dated to be effective as of March 3, 2022 by and among Super Micro Computer, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2022)

10.50
English language translation of the Omnibus Credit Authorization Agreement dated as of April 25, 2022 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 28, 2022)

10.51
English language translation of the Credit Authorization Agreement dated as of April 25, 2022 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 28, 2022)

10.52
English language translation of the Credit Authorization Approval Notice dated as of March 4, 2022 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (Linkou Branch) (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 28, 2022)

10.53*
Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan, as amended and restated, effective May 18, 2022 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 19, 2022)

10.54
Loan Agreement dated as of May 19, 2022 between Cathay Bank and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 23, 2022)

10.55+	English language translation of Credit Approval Notice dated as of May 13, 2022 from Chang Hwa Commercial Bank, Ltd.

10.56
General Credit Agreement dated as of August 9, 2022, between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 12, 2022)

10.57
Notification and Confirmation of Credit Conditions, dated as of August 9, 2022 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 12, 2022)

SMCI | 2022 Form 10-K | 143

10.58+	First Amendment to Loan Agreement dated as of August 17, 2022 by and between Cathay Bank and Super Micro Computer, Inc.

14.1
Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 5, 2019)

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

+ Filed herewith
*    Management contract, or compensatory plan or arrangement
‡    Certain portions of this document, the disclosure of which would constitute a clearly unwarranted invasion of personal privacy, have been redacted in accordance with Regulation S-K Item 606(a)(6)

Item 16.        Form 10-K Summary

    None.

SMCI | 2022 Form 10-K | 144

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	August 29, 2022	/s/ Charles Liang
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
SMCI | 2022 Form 10-K | 145

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 29, 2022
CHARLES LIANG

/s/ David Weigand	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2022
DAVID WEIGAND

/s/ Sara Liu	Director	August 29, 2022
SARA LIU

/s/ Daniel Fairfax	Director	August 29, 2022
DANIEL FAIRFAX

/s/ Judy Lin	Director	August 29, 2022
JUDY LIN

/s/ Sherman Tuan	Director	August 29, 2022
SHERMAN TUAN

/s/ Shiu Leung (Fred) Chan	Director	August 29, 2022
SHIU LEUNG (FRED) CHAN

/s/ Tally Liu	Director	August 29, 2022
TALLY LIU

SMCI | 2022 Form 10-K | 146