Form 10-Q
period 2022-09-30
Super Micro Computer, Inc.
filed 2022-11-04
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33383
__________________________________________________________________________

Super Micro Computer, Inc.
(Exact name of registrant as specified in its charter)

__________________________________________________________________________

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

As of October 31, 2022 there were 52,922,886 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
 (unaudited)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$238,268	$267,397
Accounts receivable, net of allowance for credit losses of $510 and $1,753 at September 30, 2022 and June 30, 2022, respectively (including accounts receivable from related parties of $10,249 and $8,398 at September 30, 2022 and June 30, 2022, respectively)	736,312	834,513
Inventories	1,736,055	1,545,606
Prepaid expenses and other current assets (including receivables from related parties of $34,551 and $24,412 at September 30, 2022 and June 30, 2022, respectively)	169,245	158,799
Total current assets	2,879,880	2,806,315
Investment in equity investee	4,352	5,329
Property, plant and equipment, net	290,752	285,972
Deferred income taxes, net	89,155	69,929
Other assets	37,144	37,532
Total assets	$3,301,283	$3,205,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $94,029 and $87,355 at September 30, 2022 and June 30, 2022, respectively)	$785,025	$655,403
Accrued liabilities (including amounts due to related parties of $28,261 and $18,676 at September 30, 2022 and June 30, 2022, respectively)	213,521	212,419
Income taxes payable	68,411	41,743
Short-term debt	101,173	449,146
Deferred revenue	185,225	111,313
Total current liabilities	1,353,355	1,470,024
Deferred revenue, non-current	134,625	122,548
Long-term debt	148,551	147,618
Other long-term liabilities	39,549	39,140
Total liabilities	1,676,080	1,779,330
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000; Outstanding shares: 52,851 and 52,311 at September 30, 2022 and June 30, 2022, respectively
Issued shares: 52,851 and 52,311 at September 30, 2022 and June 30, 2022, respectively	497,183	481,741
Accumulated other comprehensive income	514	911
Retained earnings	1,127,339	942,923
Total Super Micro Computer, Inc. stockholders’ equity	1,625,036	1,425,575
Noncontrolling interest	167	172
Total stockholders’ equity	1,625,203	1,425,747
Total liabilities and stockholders’ equity	$3,301,283	$3,205,077

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2023 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2022	2021
Net sales (including related party sales of $25,055 and $30,922 in the three months ended September 30, 2022 and 2021, respectively)	$1,852,130	$1,032,730
Cost of sales (including related party purchases of $96,536 and $87,687 in the three months ended September 30, 2022 and 2021, respectively)	1,504,595	894,591
Gross profit	347,535	138,139
Operating expenses:
Research and development	74,243	65,143
Sales and marketing	29,363	21,624
General and administrative	23,806	22,244
Total operating expenses	127,412	109,011
Income from operations	220,123	29,128
Other income, net	8,054	50
Interest expense	(3,938)	(804)
Income before income tax provision	224,239	28,374
Income tax provision	(38,934)	(3,325)
Share of (loss) income from equity investee, net of taxes	(889)	388
Net income	$184,416	$25,437
Net income per common share:
Basic	$3.51	$0.50
Diluted	$3.35	$0.48
Weighted-average shares used in the calculation of net income per common share:
Basic	52,598	50,796
Diluted	55,017	52,916

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2023 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2022	2021
Net income	$184,416	$25,437
Other comprehensive loss, net of tax:
Foreign currency translation loss	(397)	(4)
Total other comprehensive (loss), net of tax	(397)	(4)
Total comprehensive income	$184,019	$25,433

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2023 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended September 30, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	52,311,014	$481,741	$911	$942,923	$172	$1,425,747
Exercise of stock options, net of taxes	405,226	8,144	—	—	—	8,144
Release of common stock shares upon vesting of restricted stock units	193,532	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(58,303)	(3,716)	—	—	—	(3,716)
Stock-based compensation	—	11,014	—	—	—	11,014
Other comprehensive loss	—	—	(397)	—	—	(397)
Net income (loss)	—	—	—	184,416	(5)	184,411
Balance at September 30, 2022	52,851,469	$497,183	$514	$1,127,339	$167	$1,625,203

Three Months Ended September 30, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	50,582,078	$438,012	$453	$657,760	$173	$1,096,398
Exercise of stock options, net of taxes	370,066	6,018	—	—	—	6,018
Release of common stock shares upon vesting of restricted stock units	173,771	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(54,071)	(2,069)	—	—	—	(2,069)
Stock-based compensation	—	7,015	—	—	—	7,015
Other comprehensive loss	—	—	(4)	—	—	(4)
Net income	—	—	—	25,437	3	25,440
Balance at September 30, 2021	51,071,844	$448,976	$449	$683,197	$176	$1,132,798

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2023 Form 10-Q | 4

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$184,416	$25,437
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,547	7,548
Stock-based compensation expense	11,014	7,015
Allowance (recovery) for credit losses	233	(124)
Provision for excess and obsolete inventories	9,625	3,478
Share of loss (income) from equity investee	889	(388)
Foreign currency exchange (gain) loss	(9,203)	45
Deferred income taxes, net	(19,226)	19
Other	(306)	5
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(1,851) and $(5,315) during the three months ended September 30, 2022 and 2021, respectively)	94,855	5,859
Inventories	(200,074)	(147,087)
Prepaid expenses and other assets (including changes in related party balances of $(10,139) and $(2,446) during the three months ended September 30, 2022 and 2021, respectively)	(11,991)	6,109
Accounts payable (including changes in related party balances of $6,674 and $7,658 during the three months ended September 30, 2022 and 2021, respectively)	132,302	(54,343)
Income taxes payable	26,668	1,532
Deferred revenue	85,989	13,115
Accrued liabilities (including changes in related party balances of $9,585 and $1,575 during the three months ended September 30, 2022 and 2021, respectively)	8	(1,330)
Other long-term liabilities (including changes in related party balances of $(105) and $0 during the three months ended September 30, 2022 and 2021, respectively)	(159)	(1,461)
Net cash provided by (used in) operating activities	313,587	(134,571)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $729 and $400 during the three months ended September 30, 2022 and 2021, respectively)	(10,746)	(10,802)
Investment in a privately-held company	—	(1,100)
Net cash used in investing activities	(10,746)	(11,902)
FINANCING ACTIVITIES:
Proceeds from borrowings	79,141	269,806
Repayment of debt	(414,737)	(89,476)
Proceeds from exercise of stock options, net of taxes	8,144	6,018
Payment of withholding tax on vesting of restricted stock units	(3,716)	(2,069)
Other	(15)	(17)
Net cash (used in) provided by financing activities	(331,183)	184,262
Effect of exchange rate fluctuations on cash	(1,472)	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,813)	37,778
Cash, cash equivalents and restricted cash at the beginning of the period	268,559	233,449
Cash, cash equivalents and restricted cash at the end of the period	$238,746	$271,227

SMCI | Q1 2023 Form 10-Q | 5

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,076	$508
Cash paid for taxes, net of refunds	$27,274	$2,732

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $3,782 and $1,360 as of September 30, 2022 and 2021, respectively)	$6,599	$13,063
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$750	$6,119

See accompanying notes to condensed consolidated financial statements.

SMCI | Q1 2023 Form 10-Q | 6

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Summary of Significant Accounting Policies

Significant Accounting Policies and Estimates

No material changes have been made to the significant accounting policies of Super Micro Computer, Inc., a corporation incorporated under the laws of Delaware, and its consolidated entities (together, the “Company”), disclosed in Part II, Item 8, Note 1, "Organization and Summary of Significant Accounting Policies," in its Annual Report on Form 10-K, filed on August 29, 2022, for the year ended June 30, 2022. Management's estimates take into consideration, as applicable, general macroeconomic conditions, inflation, changes in interest rates and geopolitical events.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2023.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 16.1% and 25.7% of total purchases for the three months ended September 30, 2022, and two suppliers accounted for 20.1% and 6.3% of total purchases for the three months ended September 30, 2021. Purchases from Ablecom, and Compuware, related parties of the Company (see Part I, Item 1, Note 8, "Related Party Transactions") accounted for a combined 6.4% and 9.6% of total cost of sales for the three months ended September 30, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. One customer accounted for 21.9% of the net sales for the three months ended September 30, 2022 and no single customer accounted for 10% or more of the net sales for the three months ended September 30, 2021. Two customers accounted for greater than 10% of the Company's accounts receivable, net as of September 30, 2022 which accounted for 11.0% and 10.3%. One customer accounted for 21.7% of the Company's accounts receivable, net as of June 30, 2022.

Accounting Pronouncements Recently Adopted

There were no new pronouncements recently adopted.

SMCI | Q1 2023 Form 10-Q | 7

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendments in this update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The amendments are effective for all entities through December 31, 2022. In January 2021, the FASB issued further guidance on this topic, which clarified the scope and application of the original guidance. In April 2022, FASB issued a proposed accounting standard update for the deferral of the sunset date of Topic 848 and amendments to the definition of secured overnight financing rate (“SOFR"). The proposed amendment defers the sunset date of Topic 848 to December 31, 2024. The Company has loans and lines of credit with various financial institutions. Benchmark interest rates are used to calculate the interest on borrowings under the Chang Hwa Bank, CTBC, HSBC, Mega Bank Credit Facilities. LIBOR was used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility and E.SUN Credit Facility. The 2018 Bank of America Credit Facility was amended on June 28, 2021 to provide for a new maturity date of June 28, 2026 and fallback terms related to LIBOR replacement mechanics. On March 3, 2022, the 2018 Bank of America Credit Facility was amended to, among other items, increase the size of the facility from $200.0 million to $350.0 million and update provisions relating to payments and LIBOR replacement mechanics to SOFR. As these amendments had other contemporaneous changes to the facility, including the amount of borrowings permitted under the facility and not just directly related to LIBOR replacement, optional expedients under this guidance cannot be elected. The Company is currently evaluating the overall impact of the adoption of this guidance and does not expect it to have material impact on its consolidated financial statements and disclosures.

Note 2.         Revenue

Disaggregation of Revenue

The Company disaggregates revenue by type of product and by the geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue, and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2022	2021
Server and storage systems	$1,713,056	$849,856
Subsystems and accessories	139,074	182,874
Total	$1,852,130	$1,032,730

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

SMCI | Q1 2023 Form 10-Q | 8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three months ended September 30, 2022 and 2021, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2022	2021
United States	$1,295,504	$560,948
Asia	270,024	263,086
Europe	235,074	179,694
Other	51,528	29,002
Total	$1,852,130	$1,032,730

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of advance consideration received from non-cancellable non-refundable contract liabilities relating to the sale of future products. Revenue recognized during the three months ended September 30, 2022, which was included in the deferred revenue balance as of June 30, 2022, of $233.8 million, was $33.5 million.

Deferred revenue increased $86.0 million as of September 30, 2022 as compared to the fiscal year ended June 30, 2022 of which $69.6 million was due to the increase in non-cancellable non-refundable advance consideration or cash consideration received from customers which preceded the Company's satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of September 30, 2022 was $319.8 million. The Company expects to recognize approximately 58% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

SMCI | Q1 2023 Form 10-Q | 9

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

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2022	2021
Numerator:
Net income	$184,416	$25,437

Denominator:
Weighted-average shares outstanding	52,598	50,796
Effect of dilutive securities	2,419	2,120
Weighted-average diluted shares	55,017	52,916

Basic net income per common share	$3.51	$0.50
Diluted net income per common share	$3.35	$0.48

For the three months ended September 30, 2022 and 2021, the Company had stock options, restricted stock units ("RSUs") and performance based restricted stock units ("PRSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 307,395 and 694,211 for the three months ended September 30, 2022 and 2021, respectively.

SMCI | Q1 2023 Form 10-Q | 10

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	September 30, 2022	June 30, 2022
Finished goods	$1,096,811	$1,025,555
Work in process	333,092	209,576
Purchased parts and raw materials	306,152	310,475
Total inventories	$1,736,055	$1,545,606

During the three months ended September 30, 2022 and 2021, the Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $9.6 million and $3.5 million, respectively. The Company classifies subsystems and accessories that may be sold separately or incorporated into systems as finished goods.

Prepaid Expenses and Other Current Assets:

	September 30, 2022	June 30, 2022
Other receivables (1)	$150,082	$138,054
Prepaid expenses	7,534	5,632
Deferred service costs	6,113	5,562
Prepaid income tax	—	2,352
Restricted cash	—	251
Others	5,516	6,948
Total prepaid expenses and other current assets	$169,245	$158,799

(1) Other receivables are receivables from contract manufacturers based on certain buy-sell arrangements of $120.3 million and $98.9 million as of September 30, 2022 and June 30, 2022, respectively.

Cash, Cash equivalents and Restricted cash:

	September 30, 2022	June 30, 2022
Cash and cash equivalents	$238,268	$267,397
Restricted cash included in prepaid expenses and other current assets	—	251
Restricted cash included in other assets	478	911
Total cash, cash equivalents and restricted cash	$238,746	$268,559

SMCI | Q1 2023 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Property, Plant, and Equipment:

	September 30, 2022	June 30, 2022
Buildings	$143,496	$143,509
Machinery and equipment	119,978	113,665
Land	84,616	84,616
Furniture and fixtures	47,600	43,282
Building and leasehold improvements	45,709	45,169
Software	23,273	23,186
Building construction in progress	303	303
	464,975	453,730
Accumulated depreciation and amortization	(174,223)	(167,758)
Property, plant and equipment, net	$290,752	$285,972

Other Assets:

	September 30, 2022	June 30, 2022
Operating lease right-of-use asset	$22,497	$23,679
Deferred service costs, non-current	7,518	6,316
Prepaid expense, non-current	1,949	2,011
Investment in auction rate security	1,590	1,590
Deposits	1,215	1,069
Restricted cash, non-current	478	911
Others	1,897	1,956
Total other assets	$37,144	$37,532

Accrued Liabilities:

	September 30, 2022	June 30, 2022
Accrued payroll and related expenses	$48,779	$57,736
Contract manufacturers liabilities	48,579	41,125
Customer deposits	35,099	30,421
Accrued legal liabilities (Note 11)	18,250	18,250
Accrued cooperative marketing expenses	9,722	8,757
Accrued warranty costs	8,540	9,073
Operating lease liability	6,960	7,139
Accrued professional fees	3,130	4,281
Others	34,461	35,637
Total accrued liabilities	$213,521	$212,419

SMCI | Q1 2023 Form 10-Q | 12

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

In September 2021, after the Company had closed its books for the year ended June 30, 2021, the Board decided to exercise its discretion to reduce the amount to be paid to the Chief Executive Officer for the first tranche to $2.0 million, which was paid in the quarter ended December 31, 2021. As a result of the Board’s decision to reduce the amount to be paid under the first tranche, the Company adjusted the $3.6 million expense previously recorded for the first tranche to the new amount of $2.0 million, which resulted in the Company recognizing a $1.6 million benefit from this adjustment during the quarter ended September 30, 2021. This performance award to the Chief Executive Officer was concluded in the year ended June 30, 2022. As such, there is no further transaction thereafter. The benefit recognized during the three months ended September 30, 2022 and 2021 was none and $1.6 million, respectively.
Other Long-term Liabilities:

	September 30, 2022	June 30, 2022
Accrued unrecognized tax benefits including related interests and penalties, non-current	$19,686	$18,866
Operating lease liability, non-current	15,218	16,661
Accrued warranty costs, non-current	4,163	3,064
Other	482	549
Total other long-term liabilities	$39,549	$39,140

Product Warranties:

	Three Months Ended September 30,
	2022	2021
Balance, beginning of the period	$12,136	$12,863
Provision for warranty	8,617	6,386
Costs utilized	(8,473)	(7,199)
Change in estimated liability for pre-existing warranties	423	183
Balance, end of the period	12,703	12,233
Current portion	8,540	9,532
Non-current portion	$4,163	$2,701

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

SMCI | Q1 2023 Form 10-Q | 13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of September 30, 2022 and June 30, 2022. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of September 30, 2022 and June 30, 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2022	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$20,550	$—	$—	$20,550
Certificates of deposit (2)	—	553	—	553
Auction rate security	—	—	1,590	1,590
Total assets measured at fair value	$20,550	$553	$1,590	$22,693

June 30, 2022	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$20,220	$—	$—	$20,220
Certificates of deposit (2)	—	832	—	832
Auction rate security	—	—	1,590	1,590
Total assets measured at fair value	$20,220	$832	$1,590	$22,642

(1) $20.4 million and $20.0 million in money market funds are included cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.1 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.3 million and $0.3 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022, respectively.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three months ended September 30, 2022, the credit losses related to the Company’s investments were not significant.

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three months ended September 30, 2022 and 2021.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended September 30, 2022 and 2021.

SMCI | Q1 2023 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following is a summary of the Company’s investment in an auction rate security as of September 30, 2022 and June 30, 2022 (in thousands):

	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(160)	$1,590

No gain or loss was recognized in other comprehensive income for the auction rate security for the three months ended September 30, 2022 and 2021.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2022 and June 30, 2022, total debt of $249.7 million and $596.8 million, respectively, was reported at amortized cost. This outstanding debt was classified as Level 2 as it was not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $1.2 million as of September 30, 2022 and June 30, 2022. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the three months ended September 30, 2022 and 2021, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three months ended September 30, 2022 and 2021.

SMCI | Q1 2023 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of September 30, 2022 and June 30, 2022 consisted of the following (in thousands):

	September 30,	June 30,
	2022	2022
Line of credit:
2018 Bank of America Credit Facility	$60,284	$268,245
2022 Bank of America Credit Facility	—	9,500
Cathay Bank Line of Credit	—	30,000
2021 CTBC Credit Lines	—	84,800
HSBC Bank Credit Facility	11,000	30,000
2021 E.SUN Bank Credit Facility	9,000	7,800
Mega Bank Credit Facility	—	3,500
Total line of credit	80,284	433,845
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	31,487	33,643
CTBC Bank term loan, due June 4, 2030	37,785	40,372
2021 CTBC Credit Lines, due August 15, 2026	5,706	5,468
2021 E.SUN Bank Credit Facility, due September 15, 2026	40,304	43,064
2022 ESUN Bank Credit Facility, due August 15, 2027	16,373	—
Mega Bank Credit Facility, due September 15, 2026	37,785	40,372
Total term loans	169,440	162,919
Total debt	249,724	596,764
Short-term debt and current portion of long-term debt	101,173	449,146
Debt, non-current	$148,551	$147,618

SMCI | Q1 2023 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of September 30, 2022 and June 30, 2022 consisted of the following (in thousands except for percentages):

	September 30, 2022		June 30, 2022
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$289,716	4.03%	$81,755	2.53%
2022 Bank of America Credit Facility	$20,000	3.36%	$10,500	1.85%
Cathay Bank Line of Credit	$132,000	4.328%	$102,000	4.004%
2021 CTBC Credit Lines	$105,000	1.80% - 2.52%	$20,200	1.80% - 2.52%
Chang Hwa Bank Credit Facility	$20,000	5.14%	$20,000	3.50%
HSBC Bank Credit Facility	$19,000	3.84%	$—	1.95% - 2.20%
2021 E.SUN Bank Credit Facility	$—	1.81%	$22,200	1.81%
2022 E.SUN Bank Credit Facility	$21,000	4.18%	$—	—
Mega Bank Credit Facility	$20,000	2.55%	$16,500	1.85%

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	1.30%	$—	1.175%
CTBC Bank term loan, due June 4, 2030	$—	0.95%	$—	0.825%
2021 CTBC Credit Lines, due August 15, 2026	$5,193	1.15%	$6,308	1.025%
2021 E.SUN Bank Credit Facility, due September 15, 2026	$—	1.495%	$10,766	1.37%
2022 ESUN Bank Credit Facility, due August 15, 2027	$—	1.495%	$—	—
Mega Bank Credit Facility, due September 15, 2026	$—	1.145% - 1.345%	$—	1.02% - 1.22%

The Company entered into a new General Credit Agreement with ESUN Bank during the three months ended September 30, 2022 with the following terms:

E.SUN Bank

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

SMCI | Q1 2023 Form 10-Q | 17

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Terms for specific drawdown instruments issued under the New E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. Under a Notification and Confirmation entered into on the New E.SUN Bank Effective Date, the Subsidiary and E.SUN Bank have agreed to both a medium term credit loan of NTD 680.0 million ($23.0 million U.S. dollar equivalent) with a tenor of five years (the “Medium Term Loan”) and a drawdown of US $30.0 million under the E.SUN Bank Credit Facility for an import loan with a tenor of 120 days (the “Import O/A Loan”). With respect to the Medium Term Loan, the period of use is between April 28, 2022 and April 28, 2023. The interest rate thereunder is based upon a floating annual rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis. Principal is amortized evenly on a monthly basis, with principal payments subject to a one year grace period prior to the commencement of repayment. The Medium Term Loan will be used by the Taiwan subsidiary to support its manufacturing activities (such as purchase of materials and components) (“Use of Proceeds”). Drawdowns may be in amounts of up to 80% of permitted Use of Proceeds expenses. The Subsidiary is subject to various financial covenants in connection with the Medium Term Loan, including a current ratio, net debt to equity ratio, and interest coverage ratio. The current Medium Term Loan and the prior medium term loan under the Prior E.SUN Bank Credit Facility shall not exceed in aggregate NTD 1.8 billion. With respect to the Import O/A Loan, the period of use is between April 28, 2022 and April 28, 2023. The interest rate thereunder is based on TAIFX3 plus a fixed margin, subject to negotiation on a monthly basis and adjustment under certain circumstances. Interest payments are due on a monthly basis, and principal is repayable on the due date. Neither the Medium Term Loan nor Import O/A loan are secured. As of September 30, 2022 the amount outstanding under the Import O/A Loan was $16.4 million. The interest rate as of September 30, 2022 was 1.495% per annum. As of September 30, 2022 and June 30, 2022, the amounts outstanding under the Import O/A Loan were $9.0 million and $7.8 million, respectively. The interest rate as of September 30, 2022 and June 30, 2022 was 4.18% and 1.81% per annum, respectively. As of September 30, 2022, the amount available for future borrowing under the Import O/A Loan was $21.0 million.

Principal payments on short-term and long-term obligations are due as follows (in thousands):

Fiscal Year: Principal Payments

Remainder of 2023	$94,631
2024	37,660
2025	41,491
2026	41,491
2027	18,025
2028 and thereafter	16,426
Total short-term and long-term debt	$249,724

The Company is in compliance with all the covenants for the outstanding debt.

SMCI | Q1 2023 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating lease expense (including expense for lease agreements with related parties of $143 and $246 for the three months ended September 30, 2022 and 2021, respectively)	$2,110	$2,182
Cash payments for operating leases (including payments to related parties of $130 and $279 for the three months ended September 30, 2022 and 2021, respectively)	$2,038	$2,205
New operating lease assets obtained in exchange for operating lease liabilities	$750	$6,119

During the three months ended September 30, 2022 and 2021, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the three months ended September 30, 2022 and 2021 were immaterial.

As of September 30, 2022, the weighted average remaining lease term for operating leases was 3.6 years and the weighted average discount rate was 3.0%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of September 30, 2022 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases
2023	$5,828
2024	6,664
2025	6,252
2026	2,542
2027	1,563
2028 and beyond	535
Total future lease payments	23,384
Less: Imputed interest	(1,206)
Present value of operating lease liabilities	$22,178

As of September 30, 2022, commitments under short-term lease arrangements, and operating and financing leases that have not yet commenced were immaterial.

The Company has entered into lease agreements with related parties. See Part I, Item 1, Note 8, "Related Party Transactions," for a further discussion.

SMCI | Q1 2023 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of September 30, 2022. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 88.4% and 92.5% of the chassis included in the products sold by the Company during the three months ended September 30, 2022 and 2021, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on September 30, 2022 were $37.1 million and $28.7 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2022 were $39.5 million and $36.0 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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
SMCI | Q1 2023 Form 10-Q | 20

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

Compuware also manufactures motherboards, backplanes and other components used on printed circuit boards for the Company. The Company sells to Compuware most of the components needed to manufacture the above products. Compuware uses the components to manufacture the products and then sells the products back to the Company at a purchase price equal to the price at which the Company sold the components to Compuware, plus a “manufacturing value added” fee and other miscellaneous material charges and costs including overhead and labor. The Company and Compuware frequently review and negotiate the amount of the “manufacturing value added” fee that will be included in the price of the products the Company purchases from Compuware. In addition to the inventory purchases, the Company also incurs costs associated with design services, tooling assets, and miscellaneous costs.

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on September 30, 2022 were $198.9 million and $69.0 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2022 were $213.3 million and $44.3 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

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
The Company recorded a deferred gain related to the contribution of certain technology rights. As of September 30, 2022 and June 30, 2022, the Company had no unamortized deferred gain balance in accrued liabilities and none in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of such third-party parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of September 30, 2022. No impairment charge was recorded for the three months ended September 30, 2022 or 2021.
SMCI | Q1 2023 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company sold products worth $11.6 million and $15.2 million to the Corporate Venture for the three months ended September 30, 2022 and 2021, respectively, and the Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of September 30, 2022 and June 30, 2022 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $9.4 million and $8.0 million due from the Corporate Venture in accounts receivable, net as of September 30, 2022 and June 30, 2022, respectively.

The Company had the following balances related to transactions with its related parties as of September 30, 2022 and June 30, 2022 (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022

Accounts receivable	$2	$2	$882	$404	$9,365	$7,992	$10,249	$8,398
Other receivable (1)	$3,540	$4,816	$31,011	$19,596	$—	$—	$34,551	$24,412
Accounts payable	$43,127	$42,463	$50,902	$44,892	$—	$—	$94,029	$87,355
Accrued liabilities (2)	$1,999	$3,531	$26,262	$15,145	$—	$—	$28,261	$18,676

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company's results from transactions with its related parties for each of the three months ended September 30, 2022 and 2021, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS (1)		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Net sales	$2	$7	$13,760	$15,702	$11,293	$15,213	$—	$—	$25,055	$30,922
Purchases - inventory	$47,847	$50,788	$48,689	$35,229	$—	$—	$—	$1,670	$96,536	$87,687
Purchases - other miscellaneous items	$4,763	$2,116	$258	$339	$—	$—	$—	$—	$5,021	$2,455

(1) MPS ceased to be a related party in the quarter ended September 30, 2022.

SMCI | Q1 2023 Form 10-Q | 22

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company’s cash flow impact from transactions with its related parties for each of the three months ended September 30, 2022 and 2021, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS (1)		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Changes in accounts receivable	$—	$—	$(478)	$(1,134)	$(1,373)	$(4,181)	$—	$—	$(1,851)	$(5,315)
Changes in other receivable	$1,276	$1,147	$(11,415)	$(3,517)	$—	$—	$—	$(76)	$(10,139)	$(2,446)
Changes in accounts payable	$664	$2,578	$6,010	$5,080	$—	$—	$—	$—	$6,674	$7,658
Changes in accrued liabilities	$(1,532)	$(1,229)	$11,117	$3,304	$—	$(500)	$—	$—	$9,585	$1,575
Changes in other long-term liabilities	$—	$—	$(105)	$—	$—	$—	$—	$—	$(105)	$—
Purchases of property, plant and equipment	$583	$338	$146	$62	$—	$—	$—	$—	$729	$400
Unpaid property, plant and equipment	$3,782	$1,360	$—	$—	$—	$—	$—	$—	$3,782	$1,360

(1) MPS ceased to be a related party in the quarter ended September 30, 2022.

Tripartite Agreement

On November 8, 2021, Super Micro Computer Inc., Taiwan (the “Subsidiary”), a Taiwan corporation and wholly-owned subsidiary of the Company, entered into a Tripartite Agreement (the “Agreement”) with Ablecom and Compuware related to a three-way purchase of land. While the Agreement is currently still in effect, Ablecom has advised that its underlying agreements to acquire land from the third-party landowners in proximity to the Company’s campus in Bade, Taiwan have been terminated.
SMCI | Q1 2023 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 9.        Stock-based Compensation and Stockholders' Equity

Equity Incentive Plan

On June 5, 2020, the stockholders of the Company approved the 2020 Equity and Incentive Compensation Plan (the "Original 2020 Plan"). The maximum number of shares available under the Original 2020 Plan is 5,000,000 plus 1,045,000 shares of common stock that remained available for future awards under the 2016 Equity Incentive Plan (the “2016 Plan”), at the time of adoption of the Original 2020 Plan. No other awards can be granted under the 2016 Plan and 7,246,000 shares of common stock remain reserved for outstanding awards issued under the Original 2016 Plan at the time of adoption of the Original 2020 Plan. On May 18, 2022, the stockholders of the Company approved an amendment and restatement of the Original 2020 Plan (as amended and restated, the “2020 Plan”) which, among other things, increased the number of shares available for award under the 2020 Plan by an additional 2,000,000 shares.

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

As of September 30, 2022, the Company had 3,095,739 authorized shares available for future issuance under the 2020 Plan.

Common Stock Repurchase

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of the Company's Board approved a new share repurchase program to repurchase shares of the Company’s common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first. No shares were repurchased under any share repurchase programs during the three months ended September 30, 2022.

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

SMCI | Q1 2023 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The fair value of stock option grants for the three months ended September 30, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2022	2021
Risk-free interest rate	2.81% - 4.06%	0.81%
Expected term	6.07 years	6.09 years
Dividend yield	—%	—%
Volatility	50.62% - 51.30%	49.71%
Weighted-average fair value	$28.67	$17.94

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Cost of sales	$884	$447
Research and development	6,118	3,880
Sales and marketing	809	517
General and administrative	3,203	2,171
Stock-based compensation expense before taxes	11,014	7,015
Income tax impact	(1,339)	(1,888)
Stock-based compensation expense, net	$9,675	$5,127

As of September 30, 2022, $14.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.20 years and $73.1 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.52 years. Additionally, as described below, $4.3 million of unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 2.75 years.

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

SMCI | Q1 2023 Form 10-Q | 25

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The achievement status of the operational and stock price milestones as of September 30, 2022 was as follows:

Annualized Revenue Milestone	Achievement Status	Stock Price Milestone	Achievement Status
(in billions)
$4.0	Achieved	$45	Achieved (1)
$4.8	Achieved	$60	Achieved (2)
$5.8	Probable	$75	Not yet achieved
$6.8	Probable	$95	Not yet achieved
$8.0	Probable	$120	Not yet achieved

(1)The vesting of the first tranche of 200,000 option shares under the 2021 CEO Performance Stock Option, representing one-fifth of such award, was certified by the Company's Compensation Committee in August 2022.
(2)The vesting of the second tranche of 200,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company's Compensation Committee on October 25, 2022.

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

During the three months ended September 30, 2022 and 2021, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $1.3 million and $0.9 million, respectively. As of September 30, 2022 and June 30, 2022, the Company had $4.3 million and $5.6 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option. The unrecognized compensation cost as of September 30, 2022 is expected to be recognized over a period of more than 2.75 years.
SMCI | Q1 2023 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes stock option activity during the three months ended September 30, 2022 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2022	4,311,416	$29.99
Granted	123,750	$55.67
Exercised	(405,226)	$20.10
Forfeited/Cancelled	(9,238)	$26.61
Balance as of September 30, 2022	4,020,702	$31.79	5.77
Options vested and exercisable at September 30, 2022	2,373,832	$24.87	3.78

RSU and PRSU Activity

In March 2020, the Compensation Committee granted a PRSU award to one of the Company's senior executives. The award vests in two tranches and includes service and performance conditions. Each tranche has 15,000 RSUs that vest in May 2021 and November 2021 based on service conditions only. Additional units were earned based on revenue growth percentage in fiscal year 2020 compared to fiscal year 2019, which units vested in May 2021, and based on revenue growth percentage in fiscal year 2021 compared to fiscal year 2020, which units vested in November 2021. No additional units were earned for fiscal year 2020 as revenue decreased from fiscal year 2019. An additional 2,939 units were earned for fiscal year 2021 that was vested on November 10, 2021.

The following table summarizes RSU and PRSU activity during the three months ended September 30, 2022 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2022	1,879,073	$33.72
Granted	446,309	$59.84
Released	(193,532)	$29.61
Forfeited	(52,535)	$36.99
Balance as of September 30, 2022	2,079,315	$39.63

SMCI | Q1 2023 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Income Taxes

The Company recorded a provision for income taxes of $38.9 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate was 17.4% and 11.7% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 is higher than that for the three months ended September 30, 2021, primarily due to significant increase in taxable income in the first quarter of fiscal year 2023, whereas the income tax deduction items such as R&D credit and foreign tax deduction comparably did not increase in the same proportion.

The Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development (“R&D”) expenses in the year incurred and instead requires taxpayers to capitalize R&D expenses, including software development cost, and subsequently amortize such expenses over five years for R&D activities conducted in the United States and over fifteen years for R&D activities conducted outside of the United States beginning in the Company’s fiscal year 2023. Although Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance the provision will be deferred, repealed, or otherwise modified.

As of September 30, 2022, the Company had gross unrecognized tax benefits of $41.7 million, of which, $23.9 million if recognized, would affect the Company's effective tax rate. During the three months ended September 30, 2022, there was a $3.7 million increase in gross unrecognized tax benefits. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of September 30, 2022, the Company had accrued $3.2 million of interest and penalties relating to unrecognized tax benefits.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2019 through 2022. Various states statutes of limitations remain open in general for tax years ended June 30, 2018 through 2022. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2017 through 2022. It is reasonably possible that the Company's gross unrecognized tax benefits will decrease by approximately $3.0 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact the Company's effective tax rate, and would be recognized as additional tax benefits.

SMCI | Q1 2023 Form 10-Q | 28

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

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of September 30, 2022 and any prior periods.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of September 30, 2022, these remaining noncancelable commitments were $512.3 million, including $97.7 million for related parties.

Lease Commitments - See Part I, Item 1, Note 7, "Leases," for a discussion of the Company's operating lease and financing lease commitments.
SMCI | Q1 2023 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.        Segment Reporting

The Company operates in one operating segment that develops and provides high-performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	September 30,	June 30,
	2022	2022
Long-lived assets:
United States	$183,428	$180,846
Asia	104,482	102,241
Europe	2,842	2,885
	$290,752	$285,972

The Company’s revenue is presented on a disaggregated basis in Part I, Item 1, Note 2, “Revenue,” by type of product and by geographical market.
SMCI | Q1 2023 Form 10-Q | 30

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report and included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 10-K”), which includes our condensed consolidated financial statements for the fiscal years ended June 30, 2022 and 2021.

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

We commenced operations in 1993 and have been profitable every year since inception. Our net income for the three months ended September 30, 2022 increased to $184.4 million from $25.4 million for the corresponding period in the prior year. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the introduction cycles of NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

SMCI | Q1 2023 Form 10-Q | 31

Financial Highlights

The following is a summary of our financial highlights of the first quarter of fiscal year 2023:

•Net sales increased by 79.3% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

•Gross margin increased to 18.8% in the three months ended September 30, 2022 from 13.4% in the three months ended September 30, 2021.

•Operating expenses increased by 16.9% as compared to the three months ended September 30, 2021 and were equal to 6.9% and 10.6% of net sales in the three months ended September 30, 2022 and 2021, respectively.

•Effective tax rate increased to 17.4% in the three months ended September 30, 2022 from 11.7% in the three months ended September 30, 2021.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2022 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Summary of Significant Accounting Policies" in our notes to condensed consolidated financial statements in this Quarterly Report.

SMCI | Q1 2023 Form 10-Q | 32

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	81.2%	86.6%
Gross profit	18.8%	13.4%
Operating expenses:
Research and development	4.0%	6.3%
Sales and marketing	1.6%	2.1%
General and administrative	1.3%	2.2%
Total operating expenses	6.9%	10.6%
Income from operations	11.9%	2.8%
Other income, net	0.4%	—%
Interest expense	(0.2)%	(0.1)%
Income before income tax provision	12.1%	2.7%
Income tax provision	(2.1)%	(0.3)%
Share of income (loss) from equity investee, net of taxes	—%	—%
Net income	10.0%	2.5%

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

SMCI | Q1 2023 Form 10-Q | 33

The following table presents net sales by product type for the three months ended September 30, 2022 and 2021 (dollars in millions):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Server and storage systems	$1,713.1	$849.9	$863.2	101.6%
Percentage of total net sales	92.5%	82.3%
Subsystems and accessories	$139.0	$182.9	$(43.9)	(24.0)%
Percentage of total net sales	7.5%	17.7%
Total net sales	$1,852.1	$1,032.8	$819.3	79.3%

Server and storage systems constitute an assembly and integration of subsystems and accessories and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended September 30, 2022 and 2021

The period-over-period increase in net sales of our server and storage systems was due to a 36.2% increase in the number of units of compute nodes sold and a 50.4% increase in the average selling price.

The period-over-period decrease in net sales for our subsystems and accessories of 24.0% is primarily due to recent supply chain constraints and higher sales of complete systems.

The following table presents net sales by geographic region for the three months ended September 30, 2022 and 2021 (dollars in millions):

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
United States	$1,295.5	$560.9	$734.6	131.0%
Percentage of total net sales	69.9%	54.3%
Asia	$270.0	$263.1	$6.9	2.6%
Percentage of total net sales	14.6%	25.5%
Europe	$235.1	$179.7	$55.4	30.8%
Percentage of total net sales	12.7%	17.4%
Others	$51.5	$29.0	$22.5	77.6%
Percentage of total net sales	2.8%	2.8%
Total net sales	$1,852.1	$1,032.7

Comparison of Three Months Ended September 30, 2022 and 2021

The period-over-period increase in overall net sales is the result of increased selling prices, led by higher GPU based products and quantities of product shipments. The increase in the United States is primarily due to higher sales driven by high demand of GPU based server and storage systems. The increase of net sales in Europe was primarily due to increases in net sales in the Netherlands, UK and Germany.

SMCI | Q1 2023 Form 10-Q | 34

Cost of Sales and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel expenses, including salaries, benefits, stock-based compensation and incentive bonuses, equipment and facility expenses, warranty costs and inventory excess and obsolescence provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include purchased parts and material costs, shipping costs, salary and benefits and overhead costs related to production. Cost of sales as a percentage of net sales may increase or decrease over time if the changes in average selling prices are not matched by corresponding changes in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on the cost of materials and market conditions.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities in the same region where our products are sold. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain of other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of the manufacturing of components, particularly power supplies.

Cost of sales and gross margin for the three months ended September 30, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Cost of sales	$1,504.6	$894.6	$610.0	68.2%
Gross profit	$347.5	$138.1	$209.4	151.6%
Gross margin	18.8%	13.4%		5.4%

Comparison of Three Months Ended September 30, 2022 and 2021

The period-over-period increase in cost of sales was primarily attributed to an increase of $583.8 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $19.4 million increase in overhead costs, a $6.2 million increase in excess and obsolete inventory charges and a $0.6 million increase in freight costs.

The period-over-period increase in the gross margin percentage was primarily due to sales price increases and recent price drop in key components. Throughout the COVID-19 pandemic, we experienced an increase in costs of sales, logistics costs as well as direct labor costs to retain our employees. For the quarter ended September 30, 2022, the cost of freight and some components started to decrease.

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
SMCI | Q1 2023 Form 10-Q | 35

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

Operating expenses for the three months ended September 30, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Research and development	$74.2	$65.1	$9.1	14.0%
Percentage of total net sales	4.0%	6.3%
Sales and marketing	$29.4	$21.6	$7.8	36.1%
Percentage of total net sales	1.6%	2.1%
General and administrative	$23.8	$22.2	$1.6	7.2%
Percentage of total net sales	1.3%	2.2%
Total operating expenses	$127.4	$109.0	$18.4	16.9%
Percentage of total net sales	6.9%	10.6%

Comparison of Three Months Ended September 30, 2022 and 2021

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to a $7.6 million increase in personnel expenses and a higher headcount, a $1.4 million increase in product development costs and $0.1 million lower research and development credits from certain suppliers and customers towards our development efforts.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to a $5.6 million increase in personnel expenses and a higher headcount and a $2.2 million increase in advertising and other expenses.

General and administrative expenses. The period-over-period increase in general and administrative expenses was primarily due to a $1.6 million increase in personnel expenses and a higher headcount.

Interest Expense and Other Income, Net

Other income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest expense and other income, net for the three months ended September 30, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Other income, net	$8.1	$0.1	$8.0	8,000.0%
Interest expense	(3.9)	(0.8)	(3.1)	387.5%
Interest expense and other income, net	$4.2	$(0.7)	$4.9	(700.0)%

SMCI | Q1 2023 Form 10-Q | 36

Comparison of Three Months Ended September 30, 2022 and 2021

The change of $4.9 million in interest expense and other income, net was primarily attributable to a $8.0 million increase in foreign exchange gain due to favorable currency fluctuations offset by a $3.1 million increase in interest expense due to increase in average loan balances and interest rates.

Income Tax Provision

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

Provision for income taxes and effective tax rates for the three months ended September 30, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Income tax provision	$38.9	$3.3	$35.6	1,078.8%
Percentage of total net sales	2.1%	0.3%
Effective tax rate	17.4%	11.7%

Comparison of Three Months Ended September 30, 2022 and 2021

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The income tax provision and effective tax rate for the three months ended September 30, 2022 is higher than that for the three months ended September 30, 2021, primarily due to a significant increase in annual forecasted taxable income while the deductible expenses and the quarter discrete items kept at a much lower rate of growth.

Share of (Loss) Income from Equity Investee, Net of Taxes

Share of (loss) income from equity investee, net of taxes represents our share of income from the Corporate Venture in which we have 30% ownership.

Share of (loss) income from equity investee, net of taxes for the three months ended September 30, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Share of (loss) income from equity investee, net of taxes	$(0.9)	$0.4	$(1.3)	(325.0)%
Percentage of total net sales	—%	—%

Comparison of Three Months Ended September 30, 2022 and 2021

The period-over-period decrease of $1.3 million in share of (loss) income from equity investee, net of taxes was primarily due to less net income recognized by the Corporate Venture.

SMCI | Q1 2023 Form 10-Q | 37

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities. The credit facilities were related to an increase in the need for working capital due to increasing sales, longer supply chain manufacturing and delivery times as well as the financing of property, plant and equipment acquisitions. We also received funds from the exercise of employee stock options. Our cash and cash equivalents were $238.3 million and $267.4 million as of September 30, 2022 and June 30, 2022, respectively. Our cash in foreign locations was $128.2 million and $169.5 million as of September 30, 2022 and June 30, 2022, respectively.
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
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the issuance of these consolidated financial statements. In August 2022, we entered into a new general credit agreement with E.SUN Bank. This New E.SUN Bank Credit Facility permits borrowings of up to (i) NTD 1.8 billion ($61.0 million U.S. dollar equivalent) and (ii) US$30.0 million in loans that will support the growth of our Taiwan business.

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of our common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first.

Our key cash flow metrics were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2022	2021
Net cash provided by (used in) operating activities	$313.6	$(134.6)	$448.2
Net cash (used in) investing activities	$(10.7)	$(11.9)	$1.2
Net cash (used in) provided by financing activities	$(331.2)	$184.3	$(515.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29.8)	$37.8	$(67.6)

Operating Activities

Net cash provided by operating activities increased by $448.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily due to an increase of net income of $160.2 million offset by $9.2 million of unrealized gain and $6.8 million of various non-cash items, faster collection of accounts receivable as well as the prepayment by customers for products.

Investing Activities

Net cash used in investing activities increased by $1.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to an investment made in a privately held company in the three months ended September 30, 2021.

Financing Activities

Net cash used by financing activities for the three months ended September 30, 2022 was $331.2 million while net cash provided by financing activities for the three months ended September 30, 2021 was $184.3 million. The change in cash flows from financing activities was primarily due to a decrease of $190.7 million in proceeds from borrowings and a decrease of $325.3 million in repayment of debt.

SMCI | Q1 2023 Form 10-Q | 38

Other Factors Affecting Liquidity and Capital Resources

Refer to Part I, Item 1, Note 6, “Short-term and Long-term Debt,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Capital Expenditure Requirements

We anticipate our capital expenditures for the remainder of fiscal year 2023 will be approximately $35 million, relating primarily to costs associated with our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

SMCI | Q1 2023 Form 10-Q | 39

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit, all of which are held for purposes other than trading. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2022, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 0.95% to 4.03% at September 30, 2022 and June 30, 2022. Based on the outstanding principal indebtedness of $249.7 million under our credit facilities as of September 30, 2022, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Realized and unrealized foreign exchange gain for the three months ended September 30, 2022 and 2021 was $7.8 million and $0.1 million, respectively.

SMCI | Q1 2023 Form 10-Q | 40

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMCI | Q1 2023 Form 10-Q | 41

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the caption “Litigation and Claims” in Part I, Item 1, Note 11 “Commitments and Contingencies” of our notes to condensed consolidated financial statements included in this quarterly report.

Due to the inherent uncertainties of such legal proceedings, we cannot predict the outcome of the proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A “Risk Factors” of our 2022 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2022, we did not repurchase shares of our common stock.

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of our common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    None.
SMCI | Q1 2023 Form 10-Q | 42

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1
General Credit Agreement dated as of August 9, 2022, between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 12, 2022)

10.2
Notification and Confirmation of Credit Conditions, dated as of August 9, 2022 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 12, 2022)

10.3
First Amendment to Loan Agreement dated as of August 17, 2022 by and between Cathay Bank and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 29, 2022)

10.4+	Second Amendment to Loan Agreement dated as of October 13, 2022 by and between Cathay Bank and Super Micro Computer, Inc.

10.5+
Agreement for Individually Negotiated Terms and Conditions dated as of October 3, 2022 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (supersedes the Agreement for Individually Negotiated Terms and Conditions dated as of July 20, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. previously filed as Exhibit 10.6 to the Company’s Quarterly Report on 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 4, 2022)

31.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of David Weigand, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	Certification of David Weigand, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104+	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

+ Filed herewith
SMCI | Q1 2023 Form 10-Q | 43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUPER MICRO COMPUTER, INC.

Date:	November 4, 2022	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 4, 2022	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

SMCI | Q1 2023 Form 10-Q | 44