Form 10-Q
period 2022-12-31
Super Micro Computer, Inc.
filed 2023-02-03
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33383
__________________________________________________________________________

Super Micro Computer, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________

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

As of January 31, 2023 there were 53,637,158 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	December 31,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$304,595	$267,397
Accounts receivable, net of allowance for credit losses of $180 and $1,753 at December 31, 2022 and June 30, 2022, respectively (including accounts receivable from related parties of $5,220 and $8,398 at December 31, 2022 and June 30, 2022, respectively)	768,167	834,513
Inventories	1,421,817	1,545,606
Prepaid expenses and other current assets (including receivables from related parties of $47,337 and $24,412 at December 31, 2022 and June 30, 2022, respectively)	154,924	158,799
Total current assets	2,649,503	2,806,315
Investment in equity investee	3,197	5,329
Property, plant and equipment, net	289,255	285,972
Deferred income taxes, net	95,741	69,929
Other assets	37,246	37,532
Total assets	$3,074,942	$3,205,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $88,106 and $87,355 at December 31, 2022 and June 30, 2022, respectively)	$559,962	$655,403
Accrued liabilities (including amounts due to related parties of $19,527 and $18,676 at December 31, 2022 and June 30, 2022, respectively)	169,866	212,419
Income taxes payable	38,713	41,743
Short-term debt	27,869	449,146
Deferred revenue	120,530	111,313
Total current liabilities	916,940	1,470,024
Deferred revenue, non-current	159,574	122,548
Long-term debt	142,273	147,618
Other long-term liabilities	37,313	39,140
Total liabilities	1,256,100	1,779,330
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000; Outstanding shares: 53,400 and 52,311 at December 31, 2022 and June 30, 2022, respectively
Issued shares: 53,400 and 52,311 at December 31, 2022 and June 30, 2022, respectively	514,559	481,741
Accumulated other comprehensive income	612	911
Retained earnings	1,303,506	942,923
Total Super Micro Computer, Inc. stockholders’ equity	1,818,677	1,425,575
Noncontrolling interest	165	172
Total stockholders’ equity	1,818,842	1,425,747
Total liabilities and stockholders’ equity	$3,074,942	$3,205,077

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2023 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net sales (including related party sales of $20,073 and $41,616 in the three months ended December 31, 2022 and 2021, respectively, and $45,126 and $72,538 in the six months ended December 31, 2022 and 2021, respectively)	$1,803,195	$1,172,419	$3,655,325	$2,205,149
Cost of sales (including related party purchases of $98,743 and $96,728 in the three months ended December 31, 2022 and 2021, respectively, and $195,279 and $184,415 in the six months ended December 31, 2022 and 2021, respectively)	1,465,773	1,008,676	2,970,368	1,903,267
Gross profit	337,422	163,743	684,957	301,882
Operating expenses:
Research and development	70,700	65,471	144,943	130,614
Sales and marketing	28,445	21,960	57,808	43,584
General and administrative	23,095	25,263	46,901	47,507
Total operating expenses	122,240	112,694	249,652	221,705
Income from operations	215,182	51,049	435,305	80,177
Other (expense) income, net	(6,335)	(607)	1,719	(557)
Interest expense	(1,756)	(1,150)	(5,694)	(1,954)
Income before income tax provision	207,091	49,292	431,330	77,666
Income tax provision	(29,573)	(7,599)	(68,507)	(10,924)
Share of (loss) income from equity investee, net of taxes	(1,351)	239	(2,240)	627
Net income	$176,167	$41,932	$360,583	$67,369
Net income per common share:
Basic	$3.31	$0.82	$6.84	$1.32
Diluted	$3.14	$0.78	$6.51	$1.27
Weighted-average shares used in the calculation of net income per common share:
Basic	53,160	51,314	52,726	51,055
Diluted	56,144	53,511	55,427	53,213

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2023 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income	$176,167	$41,932	$360,583	$67,369
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	98	100	(299)	96
Total other comprehensive income (loss), net of tax	98	100	(299)	96
Total comprehensive income	$176,265	$42,032	$360,284	$67,465

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2023 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended December 31, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2022	52,851,469	$497,183	$514	$1,127,339	$167	$1,625,203
Exercise of stock options, net of taxes	347,666	7,183	—	—	—	7,183
Release of common stock shares upon vesting of restricted stock units	290,471	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(89,305)	(6,788)	—	—	—	(6,788)
Stock-based compensation	—	16,981	—	—	—	16,981
Other comprehensive income	—	—	98	—	—	98
Net income (loss)	—	—	—	176,167	(2)	176,165
Balance at December 31, 2022	53,400,301	$514,559	$612	$1,303,506	$165	$1,818,842

Three Months Ended December 31, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2021	51,071,844	$448,976	$449	$683,197	$176	$1,132,798
Exercise of stock options, net of taxes	299,337	5,570	—	—	—	5,570
Release of common stock shares upon vesting of restricted stock units	199,825	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(62,390)	(2,732)	—	—	—	(2,732)
Stock-based compensation	—	9,176	—	—	—	9,176
Other comprehensive income	—	—	100	—	—	100
Net income	—	—	—	41,932	1	41,933
Balance at December 31, 2021	51,508,616	$460,990	$549	$725,129	$177	$1,186,845

Six Months Ended December 31, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	52,311,014	$481,741	$911	$942,923	$172	$1,425,747
Exercise of stock options, net of taxes	752,892	15,327	—	—	—	15,327
Release of common stock shares upon vesting of restricted stock units	484,003	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(147,608)	(10,504)	—	—	—	(10,504)
Stock-based compensation	—	27,995	—	—	—	27,995
Other comprehensive loss	—	—	(299)	—	—	(299)
Net income (loss)	—	—	—	360,583	(7)	360,576
Balance at December 31, 2022	53,400,301	$514,559	$612	$1,303,506	$165	$1,818,842

SMCI | Q2 2023 Form 10-Q | 4

Six Months Ended December 31, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	50,582,078	$438,012	$453	$657,760	$173	$1,096,398
Exercise of stock options, net of taxes	669,403	11,588	—	—	—	11,588
Release of common stock shares upon vesting of restricted stock units	373,596	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(116,461)	(4,801)	—	—	—	(4,801)
Stock-based compensation	—	16,191	—	—	—	16,191
Other comprehensive income	—	—	96	—	—	96
Net income	—	—	—	67,369	4	67,373
Balance at December 31, 2021	51,508,616	$460,990	$549	$725,129	$177	$1,186,845

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2023 Form 10-Q | 5

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$360,583	$67,369
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,196	15,681
Stock-based compensation expense	27,995	16,191
Allowance (recovery) for credit losses	1	(636)
Provision for excess and obsolete inventories	25,423	3,691
Share of loss (income) from equity investee	2,240	(627)
Foreign currency exchange (gain)	(4,614)	(2,738)
Deferred income taxes, net	(25,812)	1,451
Other	(430)	1,045
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $3,178 and $(25,854) during the six months ended December 31, 2022 and 2021, respectively)	68,035	(33,491)
Inventories	98,366	(356,399)
Prepaid expenses and other assets (including changes in related party balances of $(22,925) and $(11,165) during the six months ended December 31, 2022 and 2021, respectively)	518	(24,481)
Accounts payable (including changes in related party balances of $751 and $25,940 during the six months ended December 31, 2022 and 2021, respectively)	(90,908)	83,188
Income taxes payable	(3,030)	1,723
Deferred revenue	46,243	50,235
Accrued liabilities (including changes in related party balances of $851 and $1,501 during the six months ended December 31, 2022 and 2021, respectively)	(44,092)	(2,507)
Other long-term liabilities (including changes in related party balances of $(168) and $0 during the six months ended December 31, 2022 and 2021, respectively)	(3,040)	(7,417)
Net cash provided by (used in) operating activities	474,674	(187,722)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $4,514 and $1,770 during the six months ended December 31, 2022 and 2021, respectively)	(20,631)	(23,206)
Investment in a privately-held company	—	(1,100)
Net cash (used in) investing activities	(20,631)	(24,306)
FINANCING ACTIVITIES:
Proceeds from borrowings	144,037	587,719
Repayment of debt	(564,662)	(367,295)
Proceeds from exercise of stock options, net of taxes	15,327	11,588
Payment of withholding tax on vesting of restricted stock units	(10,504)	(4,801)
Other	(19)	(38)
Net cash (used in) provided by financing activities	(415,821)	227,173
Effect of exchange rate fluctuations on cash	(1,693)	(9)
Net increase in cash, cash equivalents and restricted cash	36,529	15,136
Cash, cash equivalents and restricted cash at the beginning of the period	268,559	233,449
Cash, cash equivalents and restricted cash at the end of the period	$305,088	$248,585

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,084	$1,765
SMCI | Q2 2023 Form 10-Q | 6

Cash paid for taxes, net of refunds	$96,156	$7,270

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,764 and $2,312 as of December 31, 2022 and 2021, respectively)	$3,333	$11,140
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$1,024	$7,379

See accompanying notes to condensed consolidated financial statements.

SMCI | Q2 2023 Form 10-Q | 7

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2023.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 14.1% and 17.6% of total purchases for the three months ended December 31, 2022, and two suppliers accounted for 22.1% and 6.5% of total purchases for the three months ended December 31, 2021. Two suppliers accounted for 15.3% and 22.3% of total purchases for the six months ended December 31, 2022, and two suppliers accounted for 21.2% and 6.4% of total purchases for the six months ended December 31, 2021. Purchases from Ablecom, and Compuware, related parties of the Company (see Part I, Item 1, Note 8, "Related Party Transactions") accounted for a combined 6.7% and 9.4% of total cost of sales for the three months ended December 31, 2022 and 2021, respectively, and a combined 6.6% and 9.5% of total cost of sales for the six months ended December 31, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales for the three months ended December 31, 2022, and one customer accounted for 15.8% of the net sales for the six months ended December 31, 2022. No single customer accounted for 10% or more of the net sales for the three and six months ended December 31, 2021. No single customer accounted for greater than 10% of the Company's accounts receivable, net as of December 31, 2022. One customer accounted for 21.7% of the Company's accounts receivable, net as of June 30, 2022.

Accounting Pronouncements Recently Adopted

There were no new pronouncements recently adopted.

SMCI | Q2 2023 Form 10-Q | 8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendments in this update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The amendment is effective for all entities through December 31, 2022. In January 2021, the FASB issued further guidance on this topic, which clarified the scope and application of the original guidance. In December 2022, FASB issued an Accounting Standards Update (ASU) for the deferral of the sunset date of Topic 848 and amendments to the definition of secured overnight financing rate (“SOFR"). The ASU defers the sunset date of Topic 848 to December 31, 2024. The Company has loans and lines of credit with various financial institutions. Benchmark interest rates are used to calculate the interest on borrowings under the Chang Hwa Bank, CTBC, HSBC and Mega Bank Credit Facilities. LIBOR was used to calculate the interest on borrowings under the Company's 2018 Bank of America Credit Facility and E.SUN Credit Facility. The 2018 Bank of America Credit Facility was amended on June 28, 2021 to provide for a new maturity date of June 28, 2026 and fallback terms related to LIBOR replacement mechanics. On March 3, 2022, the 2018 Bank of America Credit Facility was amended to, among other items, increase the size of the facility from $200.0 million to $350.0 million and update provisions relating to payments and LIBOR replacement mechanics to SOFR. As these amendments had other contemporaneous changes to the facility, including the amount of borrowings permitted under the facility and not just directly related to LIBOR replacement, optional expedients under this guidance cannot be elected. The Company is currently evaluating the overall impact of the adoption of this guidance and does not expect it to have material impact on its consolidated financial statements and disclosures.

Note 2.         Revenue

Disaggregation of Revenue

The Company disaggregates revenue by type of product and by the geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue, and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Server and storage systems	$1,660,931	$986,052	$3,373,987	$1,835,908
Subsystems and accessories	142,264	186,367	281,338	369,241
Total	$1,803,195	$1,172,419	$3,655,325	$2,205,149

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

SMCI | Q2 2023 Form 10-Q | 9

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2022 and 2021, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
United States	$1,091,391	$638,207	$2,386,895	$1,199,155
Asia	330,711	284,107	600,735	547,193
Europe	312,533	215,451	547,607	395,145
Other	68,560	34,654	120,088	63,656
Total	$1,803,195	$1,172,419	$3,655,325	$2,205,149

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of advance consideration received from non-cancellable non-refundable contract liabilities relating to the sale of future products. Revenue recognized during the three and six months ended December 31, 2022, which was included in the deferred revenue balance as of June 30, 2022, of $233.8 million, was $27.5 million and $61.0 million, respectively.

Deferred revenue increased $46.2 million as of December 31, 2022 as compared to the fiscal year ended June 30, 2022 and was mainly due to the deferral on invoiced amounts for service contracts during the period exceeded the recognition of revenue from contracts entered into in prior periods. The service contracts deferral increase was offset partly by a $2.4 million decrease in non-cancellable non-refundable advance consideration or cash consideration received from customers which preceded the Company's satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of December 31, 2022 was $280.0 million. The Company expects to recognize approximately 43% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

SMCI | Q2 2023 Form 10-Q | 10

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

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and six months ended December 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net income	$176,167	$41,932	$360,583	$67,369

Denominator:
Weighted-average shares outstanding	53,160	51,314	52,726	51,055
Effect of dilutive securities	2,984	2,197	2,701	2,158
Weighted-average diluted shares	56,144	53,511	55,427	53,213

Basic net income per common share	$3.31	$0.82	$6.84	$1.32
Diluted net income per common share	$3.14	$0.78	$6.51	$1.27

For the three and six months ended December 31, 2022 and 2021, the Company had stock options, restricted stock units ("RSUs") and performance based restricted stock units ("PRSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 211,729 and 419,423 for the three months ended December 31, 2022 and 2021, respectively, and 259,562 and 1,501,560 for the six months ended December 31, 2022 and 2021, respectively.

SMCI | Q2 2023 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Inventories:

	December 31, 2022	June 30, 2022
Finished goods	$972,150	$1,025,555
Work in process	155,739	209,576
Purchased parts and raw materials	293,928	310,475
Total inventories	$1,421,817	$1,545,606

During the three and six months ended December 31, 2022, the Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $15.8 million and $25.4 million, respectively, and $0.2 million and $3.7 million, for the three and six months ended December 31, 2021, respectively. The Company classifies subsystems and accessories that may be sold separately or incorporated into systems as finished goods.

Prepaid Expenses and Other Current Assets:

	December 31, 2022	June 30, 2022
Other receivables (1)	$133,034	$138,054
Prepaid expenses	9,507	5,632
Deferred service costs	6,626	5,562
Prepaid income tax	—	2,352
Restricted cash	—	251
Other	5,757	6,948
Total prepaid expenses and other current assets	$154,924	$158,799

(1) Other receivables are receivables from contract manufacturers based on certain buy-sell arrangements of $116.3 million and $98.9 million as of December 31, 2022 and June 30, 2022, respectively.

Cash, Cash Equivalents and Restricted Cash:

	December 31, 2022	June 30, 2022
Cash and cash equivalents	$304,595	$267,397
Restricted cash included in prepaid expenses and other current assets	—	251
Restricted cash included in other assets	493	911
Total cash, cash equivalents and restricted cash	$305,088	$268,559

SMCI | Q2 2023 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Property, Plant, and Equipment:

	December 31, 2022	June 30, 2022
Buildings	$143,496	$143,509
Machinery and equipment	122,634	113,665
Land	84,616	84,616
Furniture and fixtures	49,328	43,282
Building and leasehold improvements	45,812	45,169
Software	23,610	23,186
Building construction in progress	303	303
	469,799	453,730
Accumulated depreciation and amortization	(180,544)	(167,758)
Property, plant and equipment, net	$289,255	$285,972

Other Assets:

	December 31, 2022	June 30, 2022
Operating lease right-of-use asset	$20,827	$23,679
Deferred service costs, non-current	8,875	6,316
Prepaid expense, non-current	1,935	2,011
Deposits	1,685	1,069
Investment in auction rate security	1,590	1,590
Restricted cash, non-current	493	911
Other	1,841	1,956
Total other assets	$37,246	$37,532

Accrued Liabilities:

	December 31, 2022	June 30, 2022
Accrued payroll and related expenses	$51,400	$57,736
Contract manufacturers liabilities	34,440	41,125
Customer deposits	24,136	30,421
Accrued legal liabilities (Note 11)	—	18,250
Accrued cooperative marketing expenses	9,973	8,757
Accrued warranty costs	8,668	9,073
Operating lease liability	7,117	7,139
Accrued professional fees	2,497	4,281
Other	31,636	35,637
Total accrued liabilities	$169,866	$212,419

SMCI | Q2 2023 Form 10-Q | 13

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

In September 2021, after the Company had closed its books for the year ended June 30, 2021, the Board decided to exercise its discretion to reduce the amount to be paid to the Chief Executive Officer for the first tranche to $2.0 million, which was paid in the quarter ended December 31, 2021. As a result of the Board’s decision to reduce the amount to be paid under the first tranche, the Company adjusted the $3.6 million expense previously recorded for the first tranche to the new amount of $2.0 million, which resulted in the Company recognizing a $1.6 million benefit from this adjustment during the quarter ended September 30, 2021. This performance award to the Chief Executive Officer was concluded in the year ended June 30, 2022. As such, there is no further transaction thereafter. There was no benefit recognized during the three and six months ended December 31, 2022. The benefit recognized during the three and six months ended December 31, 2021 was none and $1.6 million, respectively.

Other Long-term Liabilities:

	December 31, 2022	June 30, 2022
Accrued unrecognized tax benefits including related interests and penalties, non-current	$18,315	$18,866
Operating lease liability, non-current	13,924	16,661
Accrued warranty costs, non-current	4,608	3,064
Other	466	549
Total other long-term liabilities	$37,313	$39,140

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Balance, beginning of the period	$12,703	$12,233	$12,136	$12,863
Provision for warranty	8,933	6,057	17,550	12,442
Costs utilized	(8,553)	(6,722)	(17,026)	(13,920)
Change in estimated liability for pre-existing warranties	193	15	616	198
Balance, end of the period	13,276	11,583	13,276	11,583
Current portion	8,668	8,903	8,668	8,903
Non-current portion	$4,608	$2,680	$4,608	$2,680

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
SMCI | Q2 2023 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of December 31, 2022 and June 30, 2022. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of December 31, 2022 and June 30, 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$20,419	$—	$—	$20,419
Certificates of deposit (2)	—	573	—	573
Auction rate security	—	—	1,590	1,590
Total assets measured at fair value	$20,419	$573	$1,590	$22,582

June 30, 2022	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$20,220	$—	$—	$20,220
Certificates of deposit (2)	—	832	—	832
Auction rate security	—	—	1,590	1,590
Total assets measured at fair value	$20,220	$832	$1,590	$22,642

(1) $20.3 million and $20.0 million in money market funds are included cash and cash equivalents and $0.1 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.1 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.3 million and $0.3 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022, respectively.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Based on this assessment during the three and six months ended December 31, 2022, there were no indications that the Company’s investments had credit losses.

There was no movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2022 and 2021.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and six months ended December 31, 2022 and 2021.

SMCI | Q2 2023 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following is a summary of the Company’s investment in an auction rate security as of December 31, 2022 and June 30, 2022 (in thousands):

	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(160)	$1,590

No gain or loss was recognized in other comprehensive income for the auction rate security for the three and six months ended December 31, 2022 and 2021.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2022 and June 30, 2022, total debt of $170.1 million and $596.8 million, respectively, was reported at amortized cost. This outstanding debt was classified as Level 2 as it was not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $1.2 million as of December 31, 2022 and June 30, 2022. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the three and six months ended December 31, 2022 and 2021, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during the three and six months ended December 31, 2022 and 2021.

SMCI | Q2 2023 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of December 31, 2022 and June 30, 2022 consisted of the following (in thousands):

	December 31,	June 30,
	2022	2022
Line of credit:
2018 Bank of America Credit Facility	$—	$268,245
2022 Bank of America Credit Facility	—	9,500
Cathay Bank Line of Credit	—	30,000
2021 CTBC Credit Lines	—	84,800
2022 CTBC Credit Line	—	—
HSBC Bank Credit Facility	—	30,000
2021 E.SUN Bank Credit Facility	—	7,800
Mega Bank Credit Facility	—	3,500
Total line of credit	—	433,845
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	31,070	33,643
CTBC Bank term loan, due June 4, 2030	38,904	40,372
2021 CTBC Credit Lines, due August 15, 2026	5,501	5,468
2021 E.SUN Bank Credit Facility, due September 15, 2026	38,904	43,064
2022 ESUN Bank Credit Facility, due August 15, 2027	16,859	—
Mega Bank Credit Facility, due September 15, 2026	38,904	40,372
Total term loans	170,142	162,919
Total debt	170,142	596,764
Short-term debt and current portion of long-term debt	27,869	449,146
Debt, non-current	$142,273	$147,618

SMCI | Q2 2023 Form 10-Q | 17

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of December 31, 2022 and June 30, 2022 consisted of the following (in thousands except for percentages):

	December 31, 2022		June 30, 2022
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$350,000	5.56%	$81,755	2.53%
2022 Bank of America Credit Facility	$20,000	3.36%	$10,500	1.85%
Cathay Bank Line of Credit	$132,000	4.328%	$102,000	4.004%
2021 CTBC Credit Lines	$—	—	$20,200	1.80% - 2.52%
2022 CTBC Credit Line	$105,000	3.33%	$—	—
Chang Hwa Bank Credit Facility	$20,000	5.88%	$20,000	3.50%
HSBC Bank Credit Facility	$30,000	4.50%	$—	1.95% - 2.20%
2021 E.SUN Bank Credit Facility	$—	—	$22,200	1.80%
2022 E.SUN Bank Credit Facility	$30,000	4.18%	$—	—
Mega Bank Credit Facility	$20,000	2.55%	$16,500	1.85%

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	1.425%	$—	1.175%
CTBC Bank term loan, due June 4, 2030	$—	1.075%	$—	0.825%
2021 CTBC Credit Lines, due August 15, 2026	$—	1.275%	$6,308	1.025%
2021 E.SUN Bank Credit Facility, due September 15, 2026	$2,594	1.62%	$10,766	1.37%
2022 ESUN Bank Credit Facility, due August 15, 2027	$—	1.62%	$—	—
Mega Bank Credit Facility, due September 15, 2026	$—	1.145% - 1.345%	$—	1.02% - 1.22%

See “Part II. Item 8. Financial Statements and Supplementary Data – Note 9. Short-term and Long-term Debt” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for a more complete description of the Company's credit facilities.

The Company entered into a new General Credit Agreement with ESUN Bank during the six months ended December 31, 2022 with the following terms:
SMCI | Q2 2023 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

E.SUN Bank

2022 E.SUN Bank Credit Facility

On August 9, 2022 (the “New E.SUN Bank Effective Date”), the Company through Super Micro Computer Inc., Taiwan, a Taiwan corporation and wholly-owned subsidiary of the Company (the “Taiwan Subsidiary”), entered into a new General Credit Agreement with E.SUN Bank, which replaced the 2021 E.SUN Bank Credit Facility (the “New E.SUN Bank Credit Facility”). The New E.SUN Bank Credit Facility permits borrowings of up to (i) NTD 1.8 billion ($61.0 million U.S. dollar equivalent) and (ii) US $30.0 million. Other terms of the New E.SUN Bank Credit Facility are substantially identical to the prior E.SUN Bank Credit Facility. Generally, interest for base rate loans made under the New E.SUN Bank Credit Facility are based upon an average interbank overnight call loan rate in the finance industry (such as TAIFX) plus a fixed margin, and is subject to occasional adjustment. The New E.SUN Bank Credit Facility has customary default provisions permitting E.SUN Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Taiwan Subsidiary has an overdue liability at another financial organization. The Company is not a guarantor of the New E.SUN Bank Credit Facility.

Terms for specific drawdown instruments issued under the New E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. Under a Notification and Confirmation entered into on the New E.SUN Bank Effective Date, the Taiwan Subsidiary and E.SUN Bank have agreed to both a medium term credit loan of NTD 680.0 million ($23.0 million U.S. dollar equivalent) with a tenor of five years (the “Medium Term Loan”) and a drawdown of US $30.0 million under the New E.SUN Bank Credit Facility for an import loan with a tenor of 120 days (the “Import O/A Loan”). With respect to the Medium Term Loan, the period of use is between April 28, 2022 and April 28, 2023. The interest rate thereunder is based upon a floating annual rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis. Principal is amortized evenly on a monthly basis, with principal payments subject to a one year grace period prior to the commencement of repayment. The Medium Term Loan will be used by the Taiwan Subsidiary to support its manufacturing activities (such as purchase of materials and components) (“Use of Proceeds”). Drawdowns may be in amounts of up to 80% of permitted Use of Proceeds expenses. The Taiwan Subsidiary is subject to various financial covenants in connection with the Medium Term Loan, including a current ratio, net debt to equity ratio, and interest coverage ratio. The current Medium Term Loan and the prior medium term loan under the Prior E.SUN Bank Credit Facility shall not exceed in aggregate NTD 1.8 billion. With respect to the Import O/A Loan, the period of use is between April 28, 2022 and April 28, 2023. The interest rate thereunder is based on TAIFX3 plus a fixed margin, subject to negotiation on a monthly basis and adjustment under certain circumstances. Interest payments are due on a monthly basis, and principal is repayable on the due date. Neither the Medium Term Loan nor Import O/A loan are secured. As of December 31, 2022, the amount outstanding under the Import O/A Loan was denominated in NTD and remeasured into US dollars of $55.8 million. The interest rate as of December 31, 2022 was 1.62% per annum. As of December 31, 2022 and June 30, 2022, the amounts outstanding under the Import O/A Loan were $0.0 million and $7.8 million, respectively. The interest rate as of December 31, 2022 and June 30, 2022 was 4.18% and 1.81% per annum, respectively. As of December 31, 2022, the amount available for future borrowing under the Import O/A Loan was $30.0 million.

CTBC Bank

2022 CTBC Credit Line

Pursuant to banking practices in Taiwan to confirm loan agreements annually, on October 3, 2022, the Company through the Taiwan Subsidiary entered into an Agreement for Individually Negotiated Terms and Conditions with CTBC Bank Co., Ltd. (“CTBC Bank”) (such credit line, the “2022 CTBC Credit Line”) related to the prior 2021 CTBC credit lines (the “2021 CTBC Credit Lines”). The terms of the 2022 CTBC Credit Line remain substantially similar to the 2021 CTBC Credit Line, except the 2022 CTBC Credit Line made certain minor amendments to the monthly interest payment date. The total borrowing cap under the whole arrangement is $105.0 million and NTD 1,550.0 million ($55.4 million U.S. dollar equivalent).

SMCI | Q2 2023 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company, through the Taiwan Subsidiary, was party to that certain credit agreement, dated May 6, 2020, with CTBC Bank, which provided for a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to obtain up to NTD 1,200.0 million ($40.7 million U.S. dollar equivalent). As of December 31, 2022 and June 30, 2022, the amounts outstanding under the 2020 CTBC Term Loan Facility were $38.9 million and $40.4 million, respectively. The interest rates for these loans were 1.075% per annum as of December 31, 2022 and 0.825% as of June 30, 2022.

The 2021 Credit Lines permitted borrowings, from time to time, pursuant to (i) a term loan facility of up to NTD 1,550.0 million ($55.4 million U.S. dollar equivalent) including the previously-existing ten-year, non-revolving term loan facility of NTD 1,200.0 million ($42.9 million U.S. dollar equivalent) and a new 75-month, non-revolving term loan facility of NTD 350.0 million ($12.5 million U.S. dollar equivalent) to use to purchase machinery and equipment for the Company’s Bade Manufacturing Facility located in Taiwan (the “2021 CTBC Machine Loan”), and (ii) a line of credit facility of up to $105.0 million (the “2021 CTBC Credit Facility”). As of December 31, 2022 and June 30, 2022, under the 2021 CTBC Machine Loan, the amounts outstanding were $5.5 million and $5.5 million, respectively. The interest rates for these loans were 1.275% per annum as of December 31, 2022 and 1.025% as of June 30, 2022. The 2021 CTBC Credit Facility term loan was repaid on October 26, 2021. As of December 31, 2022 and June 30, 2022, the outstanding borrowings under the 2021 CTBC Credit Facility revolving line of credit were none and $84.8 million, respectively. The interest rates for these loans was 3.33% per annum as of December 31, 2022 and ranged from 1.80% to 2.52% as of June 30, 2022.

As of December 31, 2022, the amount available for future borrowing under the 2022 CTBC Credit Line was $105 million. As of December 31, 2022, the net book value of land and building located in Bade, Taiwan, collateralizing the 2022 CTBC Credit Line was $76.1 million. The Company was in compliance with all financial covenants under 2022 CTBC Credit Line as of December 31, 2022.

Principal payments on short-term and long-term obligations are due as follows (in thousands):

Fiscal Year: Principal Payments

Remainder of 2023	$10,453
2024	38,776
2025	42,720
2026	42,720
2027	18,559
2028 and thereafter	16,914
Total short-term and long-term debt	$170,142

The Company is in compliance with all the covenants for the outstanding debt.

SMCI | Q2 2023 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and six months ended December 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating lease expense (including expense for lease agreements with related parties of $140 and $284 for the three and six months ended December 31, 2022, respectively, and $179 and $425 for the three and six months ended December 31, 2021, respectively)	$2,115	$1,983	$4,225	$4,166
Cash payments for operating leases (including payments to related parties of $127 and $257 for the three and six months ended December 31, 2022, respectively, and $211 and $490 for the three and six months ended December 31, 2021, respectively)	$2,025	$2,008	$4,063	$4,213
New operating lease assets obtained in exchange for operating lease liabilities	$274	$1,260	$1,024	$7,379

During the three and six months ended December 31, 2022 and 2021, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the three and six months ended December 31, 2022 were $0.4 million and $0.9 million, respectively. Non-lease variable payments expensed in the three and six months ended December 31, 2021 were $0.2 million and $0.5 million, respectively.

As of December 31, 2022, the weighted average remaining lease term for operating leases was 3.4 years and the weighted average discount rate was 2.9%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of December 31, 2022 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases
Remainder of 2023	$4,168
2024	6,927
2025	6,368
2026	2,625
2027	1,564
2028 and beyond	535
Total future lease payments	22,187
Less: Imputed interest	(1,146)
Present value of operating lease liabilities	$21,041

As of December 31, 2022, commitments under short-term lease arrangements, and operating and financing leases that have not yet commenced were immaterial.

The Company has entered into lease agreements with related parties. See Part I, Item 1, Note 8, "Related Party Transactions," for a further discussion.

SMCI | Q2 2023 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of December 31, 2022. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 95.5% and 88.3% of the chassis included in the products sold by the Company during the three months ended December 31, 2022 and 2021, respectively, and 91.8% and 90.3% of the chassis included in the products sold by the Company during the six months ended December 31, 2022 and 2021, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on December 31, 2022 were $27.4 million and $26.8 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2022 were $39.5 million and $36.0 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

SMCI | Q2 2023 Form 10-Q | 22

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on December 31, 2022 were $170.2 million and $70.1 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2022 were $213.3 million and $44.3 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

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
The Company recorded a deferred gain related to the contribution of certain technology rights. As of December 31, 2022 and June 30, 2022, the Company had no unamortized deferred gain balance in accrued liabilities and none in other long-term liabilities in the Company’s condensed consolidated balance sheets.

SMCI | Q2 2023 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of such third-party parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of December 31, 2022. No impairment charge was recorded for the three and six months ended December 31, 2022 or 2021.
The Company sold products worth $6.0 million and $38.3 million to the Corporate Venture during the three months ended December 31, 2022 and 2021, respectively, and sold products worth $17.3 million and $53.5 million to the Corporate Venture during the six months ended December 31, 2022 and 2021, respectively. The Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of December 31, 2022 and June 30, 2022 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $5.0 million and $8.0 million due from the Corporate Venture in accounts receivable, net as of December 31, 2022 and June 30, 2022, respectively.

The Company had the following balances related to transactions with its related parties as of December 31, 2022 and June 30, 2022 (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022

Accounts receivable	$2	$2	$267	$404	$4,951	$7,992	$5,220	$8,398
Other receivable (1)	$3,452	$4,816	$43,885	$19,596	$—	$—	$47,337	$24,412
Accounts payable	$38,874	$42,463	$49,232	$44,892	$—	$—	$88,106	$87,355
Accrued liabilities (2)	$1,522	$3,531	$18,005	$15,145	$—	$—	$19,527	$18,676

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company's results from transactions with its related parties for each of the three months ended December 31, 2022 and 2021, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS (1)		Total
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Net sales	$2	$3	$14,113	$3,302	$5,958	$38,311	$—	$—	$20,073	$41,616
Purchases - inventory	$46,715	$47,520	$52,028	$46,821	$—	$—	$—	$2,387	$98,743	$96,728
Purchases - other miscellaneous items	$2,763	$2,867	$279	$347	$—	$—	$—	$—	$3,042	$3,214

(1) MPS ceased to be a related party in the quarter ended September 30, 2022.

SMCI | Q2 2023 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company's results from transactions with its related parties for each of the six months ended December 31, 2022 and 2021, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS (1)		Total
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Net sales	$3	$10	$27,872	$19,004	$17,251	$53,524	$—	$—	$45,126	$72,538
Purchases - inventory	$94,562	$98,309	$100,717	$82,050	$—	$—	$—	$4,056	$195,279	$184,415
Purchases - other miscellaneous items	$7,526	$4,983	$537	$686	$—	$—	$—	$—	$8,063	$5,669

(1) MPS ceased to be a related party in the quarter ended September 30, 2022.

The Company’s cash flow impact from transactions with its related parties for each of the six months ended December 31, 2022 and 2021, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		MPS (1)		Total
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Changes in accounts receivable	$—	$1	$137	$(66)	$3,041	$(25,789)	$—	$—	$3,178	$(25,854)
Changes in other receivable	$1,364	$641	$(24,289)	$(11,673)	$—	$—	$—	$(133)	$(22,925)	$(11,165)
Changes in accounts payable	$(3,589)	$3,573	$4,340	$22,367	$—	$—	$—	$—	$751	$25,940
Changes in accrued liabilities	$(2,009)	$(212)	$2,860	$2,713	$—	$(1,000)	$—	$—	$851	$1,501
Changes in other long-term liabilities	$—	$—	$(168)	$—	$—	$—	$—	$—	$(168)	$—
Purchases of property, plant and equipment	$4,366	$1,678	$148	$92	$—	$—	$—	$—	$4,514	$1,770
Unpaid property, plant and equipment	$1,764	$2,312	$—	$—	$—	$—	$—	$—	$1,764	$2,312

(1) MPS ceased to be a related party in the quarter ended September 30, 2022.

Tripartite Agreement

On November 8, 2021, Super Micro Computer Inc., Taiwan (the “Subsidiary”), a Taiwan corporation and wholly-owned subsidiary of the Company, entered into a Tripartite Agreement (the “Agreement”) with Ablecom and Compuware related to a three-way purchase of land. Ablecom has advised that its underlying agreements to acquire land from the third-party landowners in proximity to the Company’s campus in Bade, Taiwan have been terminated, and during the quarter ended December 31, 2022, the Agreement was terminated.
SMCI | Q2 2023 Form 10-Q | 25

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

As of December 31, 2022, the Company had 2,711,240 authorized shares available for future issuance under the 2020 Plan.

Common Stock Repurchase

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of the Company's Board approved a new share repurchase program to repurchase shares of the Company’s common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first. No shares were repurchased under any share repurchase programs during the three and six months ended December 31, 2022.

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

SMCI | Q2 2023 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The fair value of stock option grants for the three and six months ended December 31, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Risk-free interest rate	4.16% - 4.25%	0.81%	2.81% - 4.25%	0.81% - 0.45%
Expected term	6.07 years	6.09 years	6.07 years	6.09 years
Dividend yield	—%	—%	—%	—%
Volatility	51.64% - 51.68%	49.69%	50.62% - 51.68%	49.69% - 49.71%
Weighted-average fair value	$36.37	$17.94	$34.60	$17.59

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cost of sales	$1,486	$471	$2,370	$918
Research and development	9,334	4,103	15,452	7,983
Sales and marketing	1,448	496	2,257	1,013
General and administrative	4,713	4,106	7,916	6,277
Stock-based compensation expense before taxes	16,981	9,176	27,995	16,191
Income tax impact	(3,381)	(2,310)	(4,720)	(4,198)
Stock-based compensation expense, net	$13,600	$6,866	$23,275	$11,993

As of December 31, 2022, $17.0 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.01 years and $78.8 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.63 years. Additionally, as described below, $2.4 million of unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 1.50 years.

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

SMCI | Q2 2023 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The achievement status of the operational and stock price milestones as of December 31, 2022 was as follows:

Annualized Revenue Milestone (in billions)	Achievement Status	Stock Price Milestone	Achievement Status
$4.0	Achieved	$45	Achieved (1)
$4.8	Achieved	$60	Achieved (2)
$5.8	Achieved	$75	Achieved (3)
$6.8	Probable	$95	Not yet achieved
$8.0	Probable	$120	Not yet achieved

(1)The vesting of the first tranche of 200,000 option shares under the 2021 CEO Performance Stock Option, representing one-fifth of such award, was certified by the Company's Compensation Committee in August 2022.
(2)The vesting of the second tranche of 200,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company's Compensation Committee in October 2022.
(3)The vesting of the third tranche of 200,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company's Compensation Committee on January 4, 2023.

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

During the three and six months ended December 31, 2022, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $1.9 million and $3.2 million, respectively. During the three and six months ended December 31, 2021, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $2.9 million and $3.8 million, respectively. As of December 31, 2022 and June 30, 2022, the Company had $2.4 million and $5.6 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option. The unrecognized compensation cost as of December 31, 2022 is expected to be recognized over a period of more than 1.50 years.
SMCI | Q2 2023 Form 10-Q | 28

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes stock option activity during the six months ended December 31, 2022 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2022	4,311,416	$29.99
Granted	240,002	$61.44
Exercised	(752,892)	$20.36
Forfeited/Cancelled	(15,541)	$25.10
Balance as of December 31, 2022	3,782,985	$33.93	5.89
Options vested and exercisable at December 31, 2022	2,302,409	$27.48	4.18

RSU and PRSU Activity

The following table summarizes RSU and PRSU activity during the six months ended December 31, 2022 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2022	1,879,073	$33.72
Granted	745,937	$62.77
Released	(484,003)	$36.14
Forfeited	(77,613)	$38.22
Balance as of December 31, 2022	2,063,394	$43.49

SMCI | Q2 2023 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Income Taxes

The Company recorded a provision for income taxes of $29.6 million and $68.5 million for the three and six months ended December 31, 2022, respectively, and $7.6 million and $10.9 million for the three and six months ended December 31, 2021, respectively. The effective tax rate was 14.3% and 15.9% for the three and six months ended December 31, 2022, respectively, and 15.4% and 14.1% for the three and six months ended December 31, 2021, respectively. The effective tax rate for the three months ended December 31, 2022 is lower than that for the three months ended December 31, 2021, primarily due to an increase in the tax deduction for stock compensation, and a tax reserve release in the three months ended December 31, 2022. The effective tax rate for the six months ended December 31, 2022 is higher than that for the six months ended December 31, 2021, primarily due to the significant increase in taxable income in the first two quarters of fiscal year 2023, while the income tax deductions for items such as the R&D credit and foreign tax deduction in those quarters did not increase in the same proportion.

The Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development ("R&D") expenses in the year incurred and instead requires taxpayers to capitalize R&D expenses, including software development cost, and subsequently amortize such expenses over five years for R&D activities conducted in the United States and over fifteen years for R&D activities conducted outside of the United States beginning in the Company's fiscal year 2023. Although Congress has considered legislation that would defer, modify, and repeal the capitalization and amortization requirement, there is no assurance the provision will be deferred, repealed, or otherwise modified.

As of December 31, 2022, the Company had gross unrecognized tax benefits of $41.1 million, of which, $23.4 million if recognized, would affect the Company's effective tax rate. During the six months ended December 31, 2022, there was a $3.9 million decrease in gross unrecognized tax benefits. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations. As of December 31, 2022, the Company had accrued $3.3 million of interest and penalties relating to unrecognized tax benefits.

The Company believes that it has adequately provided reserves for all uncertain tax positions; however, amounts that may be asserted by tax authorities could be greater or less than the Company's current position. Accordingly, the Company's provision for federal, state, and foreign tax related matters to be recorded in the future may change as revised estimates are made or as the underlying matters are settled or otherwise resolved.

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

SMCI | Q2 2023 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 5, 2020, the Company filed a motion to dismiss the further amended complaint, the hearing for which was calendared for September 23, 2020; however, the Court held a conference on September 15 to discuss how the Court could efficiently address the recent SEC settlement agreement. The parties stipulated to allow plaintiffs to further amend the complaint solely to add allegations relating to the SEC settlement. On October 14, 2020, plaintiffs filed a Fourth Amended Complaint. On October 28, 2020, defendants filed a supplemental motion to dismiss. On March 29, 2021, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs’ claims under Sections 10(b) and 20 of the Exchange Act were dismissed with prejudice as against the Company’s former head of Investor Relations, Perry Hayes. Plaintiffs’ Section 10(b) claim, but not the Section 20 claim, was likewise dismissed as to Wally Liaw, a founder, former director, and former SVP of International Sales. The Court denied the motions to dismiss the Section 10(b) and Section 20 claims against the Company, Charles Liang, and Howard Hideshima, the Company’s former CFO. On March 11, 2022, the Company, together with the individual defendants, agreed in principle with plaintiff’s counsel to settle the action. On April 8, 2022, the parties entered into a stipulation of settlement, pursuant to which and subject to Court approval, plaintiff will dismiss with prejudice and release on behalf of a class of shareholders all claims against defendants, including the Company, in exchange for payment of $18,250,000, of which sum $2,000,000 will be funded by the Company. On May 25, 2022, the Court vacated the hearing on preliminary approval of the proposed settlement scheduled for June 2, 2022, stating that the unopposed motion was suitable for disposition without oral argument. All settlement funds have been transferred into an account controlled by the settlement’s escrow agent. No settlement funds will be distributed until the Court grants final approval. On November 8, 2022, the Court granted preliminary approval and calendared a hearing on March 2, 2023 for final approval. This settlement, if finally approved by the Court, will fully resolve the action.

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of December 31, 2022 and any prior periods.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of December 31, 2022, these remaining noncancelable commitments were $422.9 million, including $97.0 million for related parties.

Lease Commitments - See Part I, Item 1, Note 7, "Leases," for a discussion of the Company's operating lease and financing lease commitments.
SMCI | Q2 2023 Form 10-Q | 31

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12.        Segment Reporting

The Company operates in one operating segment that develops and provides high-performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	December 31,	June 30,
	2022	2022
Long-lived assets:
United States	$181,754	$180,846
Asia	104,724	102,241
Europe	2,777	2,885
	$289,255	$285,972

The Company’s revenue is presented on a disaggregated basis in Part I, Item 1, Note 2, “Revenue,” by type of product and by geographical market.
SMCI | Q2 2023 Form 10-Q | 32

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

We commenced operations in 1993 and have been profitable every year since inception. Our net income for the three months ended December 31, 2022 increased to $176.2 million from $41.9 million for the corresponding period in the prior year. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We also believe that we must continue to expand our software and customer service and support offerings, particularly as we increasingly focus on AI/ML applications and larger enterprise customers. Additionally, we intend to focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor, GPU and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessor, GPU, memory and storage technologies, and as a result, we monitor the introduction cycles of NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

SMCI | Q2 2023 Form 10-Q | 33

Financial Highlights

The following is a summary of our financial highlights of the second quarter of fiscal year 2023:

•Net sales increased by 53.8% in the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.

•Gross margin increased to 18.7% in the three months ended December 31, 2022 from 14.0% in the three months ended December 31, 2021.

•Operating expenses increased by 8.5% as compared to the three months ended December 31, 2021 and were equal to 6.7% and 9.6% of net sales in the three months ended December 31, 2022 and 2021, respectively.

•Effective tax rate decreased to 14.3% in the three months ended December 31, 2022 from 15.4% in the three months ended December 31, 2021.

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

SMCI | Q2 2023 Form 10-Q | 34

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3%	86.0%	81.3%	86.3%
Gross profit	18.7%	14.0%	18.7%	13.7%
Operating expenses:
Research and development	3.9%	5.6%	4.0%	5.9%
Sales and marketing	1.6%	1.9%	1.6%	2.0%
General and administrative	1.2%	2.2%	1.2%	2.2%
Total operating expenses	6.7%	9.6%	6.8%	10.1%
Income from operations	12.0%	4.4%	11.9%	3.6%
Other income, net	(0.4)%	(0.1)%	0.1%	—%
Interest expense	(0.1)%	(0.1)%	(0.2)%	(0.1)%
Income before income tax provision	11.5%	4.2%	11.8%	3.5%
Income tax provision	(1.6)%	(0.6)%	(1.9)%	(0.5)%
Share of income (loss) from equity investee, net of taxes	(0.1)%	—%	(0.1)%	—%
Net income	9.8%	3.6%	9.8%	3.1%

Net Sales

Net sales consist of sales of our server and storage solutions, including systems and related services and subsystems and accessories. The main factors that impact net sales of our server and storage systems are the number of systems and compute nodes sold and the average selling prices per system and node. The number of nodes and systems shipped will vary each quarter depending on our customers specific server application or workload. The main factors that impact net sales of our subsystems and accessories are units shipped and the average selling price per unit. The prices for our server and storage systems range widely depending upon the configuration, including the number of compute nodes in a server system as well as the level of integration of key components such as GPUs, SSDs and memory. The prices for our subsystems and accessories can also vary widely based on whether a customer is purchasing power supplies, server boards, chassis or other accessories.

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

SMCI | Q2 2023 Form 10-Q | 35

The following table presents net sales by product type for the three and six months ended December 31, 2022 and 2021 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
Server and storage systems	$1,660.9	$986.1	$674.8	68.4%	$3,374.0	$1,835.9	$1,538.1	83.8%
Percentage of total net sales	92.1%	84.1%			92.3%	83.3%
Subsystems and accessories	$142.3	$186.3	$(44.0)	(23.6)%	$281.3	$369.2	$(87.9)	(23.8)%
Percentage of total net sales	7.9%	15.9%			7.7%	16.7%
Total net sales	$1,803.2	$1,172.4	$630.8	53.8%	$3,655.3	$2,205.1	$1,450.2	65.8%

Server and storage systems constitute an assembly and integration of subsystems and accessories and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended December 31, 2022 and 2021

The period-over-period increase in net sales of our server and storage systems was due to a 20.6% increase in the number of units of compute nodes sold and a 41.1% increase in the average selling price.

The period-over-period decrease in net sales for our subsystems and accessories of 23.6% was primarily due to the focus on allocating constrained components as a result of supply chain shortage to build and ship server and storage systems rather than selling them as part of subsystems and accessories.

Comparison of Six Months Ended December 31, 2022 and 2021

The period-over-period increase in net sales of our server and storage systems was due to a 27.8% increase in the number of units of compute nodes sold and a 45.7% increase in the average selling price. The increase in the number of units of compute nodes shipped was primarily due to increased demand of GPU systems.

The period-over-period decrease in net sales for our subsystems and accessories of 23.8% was primarily due to the focus on allocating constrained components as a result of supply chain shortage to build and ship server and storage systems rather than selling them as part of subsystems and accessories.

The following table presents net sales by geographic region for the three and six months ended December 31, 2022 and 2021 (dollars in millions):

	Three Months Ended December 31,		Change	Change	Six Months Ended December 31,		Change	Change
	2022	2021	$	%	2022	2021	$	%
United States	$1,091.4	$638.2	$453.2	71.0%	$2,386.9	$1,199.2	$1,187.7	99.0%
Percentage of total net sales	60.5%	54.4%			65.3%	54.4%
Asia	$330.7	$284.1	$46.6	16.4%	$600.7	$547.2	$53.5	9.8%
Percentage of total net sales	18.4%	24.2%			16.4%	24.8%
Europe	$312.5	$215.5	$97.0	45.0%	$547.6	$395.1	$152.5	38.6%
Percentage of total net sales	17.3%	18.4%			15.0%	17.9%
Others	$68.6	$34.7	$33.9	97.7%	$120.1	$63.7	$56.4	88.5%
Percentage of total net sales	3.8%	3.0%			3.3%	2.9%
Total net sales	$1,803.2	$1,172.4			$3,655.3	$2,205.1

SMCI | Q2 2023 Form 10-Q | 36

Comparison of Three Months Ended December 31, 2022 and 2021

The period-over-period increase in overall net sales is the result of increased selling prices led primarily by higher priced GPU based products and increased quantity of overall product shipments. The increase in the United States is primarily due to higher sales driven by high demand of GPU based server and storage systems. The increase of net sales in Europe was primarily due to increases in net sales in Netherlands, UK and Germany.

Comparison of Six Months Ended December 31, 2022 and 2021

The period-over-period increase in overall net sales is the result of increased selling prices led primarily by higher priced GPU based products and increased quantity of overall product shipments. The increase in the United States is primarily due to higher sales driven by high demand of GPU based server and storage systems. The increase of net sales in Europe was primarily due to increases in net sales in Netherlands, UK and Germany.

Cost of Sales and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel expenses, including salaries, benefits, stock-based compensation and incentive bonuses, equipment and facility expenses, warranty costs and inventory excess and obsolescence provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include purchased parts and material costs, shipping costs, salary and benefits and overhead costs related to production as well as efficiencies or leverage gained from higher production volume in our facilities. Cost of sales as a percentage of net sales may increase or decrease over time if the changes in average selling prices are not matched by corresponding changes in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to change based on the cost of materials and market conditions.

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

Cost of sales and gross margin for the three and six months ended December 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of sales	$1,465.8	$1,008.7	$457.1	45.3%	$2,970.4	$1,903.3	$1,067.1	56.1%
Gross profit	$337.4	$163.7	$173.7	106.1%	$685.0	$301.9	$383.1	126.9%
Gross margin	18.7%	14.0%		4.7%	18.7%	13.7%		5.0%

Comparison of Three Months Ended December 31, 2022 and 2021

The period-over-period increase in cost of sales was primarily attributed to an increase of $433.1 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $22.1 million increase in overhead costs, a $15.8 million increase in inventory charges offset by a $13.9 million decrease in freight costs.

The period-over-period increase in the gross margin percentage was primarily due to a reduction in the cost of freight and certain key components as well as efficiencies or leverage gained from higher production volume in our facilities. These key components included hard disk drives, solid-state drives, motherboards and other components.

SMCI | Q2 2023 Form 10-Q | 37

Comparison of Six Months Ended December 31, 2022 and 2021

The period-over-period increase in cost of sales was primarily attributed to an increase of $1,017.2 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $41.5 million increase in overhead costs, a $21.7 million increase in excess and obsolete inventory charges offset by a $13.3 million decrease in freight costs.

The period-over-period increase in the gross margin percentage was primarily due to a reduction in the cost of freight and certain key components as well as efficiencies or leverage gained from higher production volume in our facilities. These key components included hard disk drives, solid-state drives, motherboards and other components.

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

Operating expenses for the three and six months ended December 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
Research and development	$70.7	$65.5	$5.2	7.9%	$145.0	$130.6	$14.4	11.0%
Percentage of total net sales	3.9%	5.6%			4.0%	5.9%
Sales and marketing	$28.4	$22.0	$6.4	29.1%	$57.8	$43.6	$14.2	32.6%
Percentage of total net sales	1.6%	1.9%			1.6%	2.0%
General and administrative	$23.1	$25.3	$(2.2)	(8.7)%	$46.9	$47.5	$(0.6)	(1.3)%
Percentage of total net sales	1.2%	2.2%			1.2%	2.2%
Total operating expenses	$122.2	$112.7	$9.5	8.4%	$249.7	$221.7	$28.0	12.6%
Percentage of total net sales	6.7%	9.6%			6.8%	10.1%

SMCI | Q2 2023 Form 10-Q | 38

Comparison of Three Months Ended December 31, 2022 and 2021

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to a $12.6 million increase in personnel expenses primarily due to increase in headcount and equity grants partially offset by $7.4 million higher in research and development credits provided from certain suppliers and customers for our development efforts.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to a $6.7 million increase in personnel expenses primarily due to increased headcount partially offset by $0.3 million lower in advertising and other expenses.

General and administrative expenses. The period-over-period decrease in general and administrative expenses was primarily due to a $2.3 million decrease in legal and litigation settlement expenses partially offset by an increase of $0.1 million in personnel related expenses and other expenses.

Comparison of Six Months Ended December 31, 2022 and 2021

Research and development expenses. The period-over-period increase in research and development expenses was primarily due to a $20.3 million increase in personnel expenses, a $1.4 million increase in product development costs partially offset by $7.3 million higher research and development credits provided by certain suppliers and customers for our development efforts.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily due to a $12.2 million increase in personnel expenses as a result of a higher head count and an increase of $1.3 million in advertising and other expenses.

General and administrative expenses. The period-over-period decrease in general and administrative expenses was primarily due to a $2.3 million decrease in legal and litigation settlement expenses partially offset by an increase of $1.7 million in personnel expenses and other expenses.

Interest Expense and Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest expense and other (expense) income, net for the three and six months ended December 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
Other (expense) income, net	$(6.3)	$(0.6)	$(5.7)	950.0%	$1.7	$(0.6)	$2.3	(383.3)%
Interest expense	(1.8)	(1.2)	(0.6)	50.0%	(5.7)	(2.0)	(3.7)	185.0%
Interest expense and other (expense) income, net	$(8.1)	$(1.8)	$(6.3)	350.0%	$(4.0)	$(2.6)	$(1.4)	53.8%

SMCI | Q2 2023 Form 10-Q | 39

Comparison of Three Months Ended December 31, 2022 and 2021

The change of $6.3 million in interest expense and other expense, net was primarily attributable to a $5.7 million increase in foreign exchange loss due to unfavorable currency fluctuations and $0.6 million increase in interest expense due to both an increase in average loan balances and interest rates.

Comparison of Six Months Ended December 31, 2022 and 2021

The change of $1.4 million in interest expense and other (expense) income, net was primarily attributable to a $2.3 million increase in foreign exchange gain due to favorable currency fluctuations offset by a $3.7 million increase in interest expense due to both an increase in average loan balances and interest rates.

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

Provision for income taxes and effective tax rates for the three and six months ended December 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
Income tax provision	$29.6	$7.6	$22.0	289.5%	$68.5	$10.9	$57.6	528.4%
Percentage of total net sales	1.6%	0.6%			1.9%	0.5%
Effective tax rate	14.3%	15.4%			15.9%	14.1%

Comparison of Three Months Ended December 31, 2022 and 2021

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended December 31, 2022, is lower than that for the three months ended December 31, 2021, primarily due to an increase of stock compensation tax deduction for the three months ended December 31, 2022, and due to the release of tax reserves.

Comparison of Six Months Ended December 31, 2022 and 2021

The income tax provision and effective tax rate for the six months ended December 31, 2022 is higher than that for the six months ended December 31, 2021, primarily due to significant increase in taxable income in the first two quarters of fiscal year 2023, whereas the income tax deduction for items such as R&D credit and foreign tax deduction comparably did not increase in the same proportion.

Share of (Loss) Income from Equity Investee, Net of Taxes

Share of (loss) income from equity investee, net of taxes represents our share of income from the Corporate Venture in which we have 30% ownership.

SMCI | Q2 2023 Form 10-Q | 40

Share of (loss) income from equity investee, net of taxes for the three and six months ended December 31, 2022 and 2021 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
Share of (loss) income from equity investee, net of taxes	$(1.4)	$0.2	$(1.6)	n/m (1)	$(2.2)	$0.6	$(2.8)	n/m (1)
Percentage of total net sales	(0.1)%	—%			(0.1)%	—%

(1) n/m - Not meaningful

Comparison of Three Months Ended December 31, 2022 and 2021

The period-over-period decrease of $1.6 million in share of (loss) income from equity investee, net of taxes was primarily due to less net income recognized by the Corporate Venture.

Comparison of Six Months Ended December 31, 2022 and 2021

The period-over-period decrease of $2.8 million in share of (loss) income from equity investee, net of taxes was primarily due to less net income recognized by the Corporate Venture.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from increased profits from operations, in addition to utilizing borrowing facilities. We draw on our credit facilities to fund working capital requirements due to the higher level of inventories and accounts receivable based on increasing sales as well as financing the acquisition of property, plant and equipment. We also received funds from the exercise of employee stock options. Our cash and cash equivalents were $304.6 million and $267.4 million as of December 31, 2022 and June 30, 2022, respectively. Our cash in foreign locations was $168.5 million and $169.5 million as of December 31, 2022 and June 30, 2022, respectively.
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

SMCI | Q2 2023 Form 10-Q | 41

Our key cash flow metrics were as follows (dollars in millions):

	Six Months Ended December 31,		Change
	2022	2021
Net cash provided by (used in) operating activities	$474.7	$(187.7)	$662.4
Net cash (used in) investing activities	$(20.6)	$(24.3)	$3.7
Net cash (used in) provided by financing activities	$(415.8)	$227.2	$(643.0)
Net increase in cash, cash equivalents and restricted cash	$36.5	$15.1	$21.4

Operating Activities

Net cash provided by operating activities increased by $662.4 million for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021. The increase was primarily due to an increase of $369.2 million of various non-cash items, including the collection of accounts receivables from the higher sales as well lower levels of inventory needed from an improved supply chain in the quarter ended December 31, 2022, and an increase in net income of $293.2 million.

Investing Activities

Net cash used in investing activities decreased by $3.7 million for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021 primarily due to decrease in purchases of property, plant and equipment in the six months ended December 31, 2022.

Financing Activities

Net cash used by financing activities for the six months ended December 31, 2022 was $415.8 million while net cash provided by financing activities for the six months ended December 31, 2021 was $227.2 million. The change in cash flows from financing activities of $643.0 million was primarily due to a decrease of $443.7 million in proceeds from borrowings and an increase of $197.4 million in repayment of debt.

Other Factors Affecting Liquidity and Capital Resources

Refer to Part I, Item 1, Note 6, “Short-term and Long-term Debt,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Capital Expenditure Requirements

We anticipate our capital expenditures for the remainder of fiscal year 2023 will be approximately $33 million, relating primarily to costs associated with our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We are evaluating an expansion of our manufacturing into Malaysia, and during the second quarter of fiscal year 2023 entered into a letter of understanding to acquire land in Malaysia. A definitive agreement to acquire such land, subject to various conditions, was subsequently executed in January 2023. In the event we acquire such land, we anticipate additional future capital expenditures for the remainder of fiscal year 2023 of approximately $14 million for such initiative. In addition, we will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

We intend to continue to focus our capital expenditures in fiscal year 2023 to support the growth of our operations. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings and investments in our office facilities and our IT system infrastructure.

SMCI | Q2 2023 Form 10-Q | 42

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

SMCI | Q2 2023 Form 10-Q | 43

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit, all of which are held for purposes other than trading. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2022, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.075% to 5.88% at December 31, 2022 and 0.825% to 4.004% at June 30, 2022. Based on the outstanding principal indebtedness of $170.1 million under our credit facilities as of December 31, 2022, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Realized and unrealized foreign exchange loss for the three months ended December 31, 2022 was $6.9 million and realized and unrealized gain for the six months ended December 31, 2022 was $0.9 million. Realized and unrealized foreign exchange loss for both the three and six months ended December 31, 2021 was $0.7 million.

SMCI | Q2 2023 Form 10-Q | 44

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMCI | Q2 2023 Form 10-Q | 45

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three and six months ended December 31, 2022, we did not repurchase shares of our common stock.

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

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    None.
SMCI | Q2 2023 Form 10-Q | 46

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1
Second Amendment to Loan Agreement dated as of October 13, 2022 by and between Cathay Bank and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 4, 2022)

10.2
Agreement for Individually Negotiated Terms and Conditions dated as of October 3, 2022 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (supersedes the Agreement for Individually Negotiated Terms and Conditions dated as of July 20, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. previously filed as Exhibit 10.6 to the Company’s Quarterly Report on 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 4, 2022) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 4, 2022)

31.1+	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2+	Certification of David Weigand, Chief Financial Officer of the Registrant pursuant to Section 302, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1+	Certification of Charles Liang, President and Chief Executive Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2+	Certification of David Weigand, Chief Financial Officer of the Registrant pursuant to Section 906, as adopted pursuant to the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104+	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

+ Filed herewith
SMCI | Q2 2023 Form 10-Q | 47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUPER MICRO COMPUTER, INC.

Date:	February 3, 2023	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 3, 2023	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

SMCI | Q2 2023 Form 10-Q | 48