Form 10-K
period 2023-06-30
Super Micro Computer, Inc.
filed 2023-08-28
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________

Form 10-K
______________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on December 31, 2022, as reported by the NASDAQ Global Select Market, was $3,828,767,079. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of July 31, 2023, there were 52,905,947 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2023

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “probable of achievement,” or “continue,” the negative of these terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks described below, under Part I, Item 1A, “Risk Factors”, and in other parts of this Form 10-K as well as in our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

SMCI | 2023 Form 10-K | 1

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

A Strong Internal Research and Development and Internal Manufacturing Capability

We are continually investing in our engineering organization. As of June 30, 2023, we had over 2,400 employees in our research and development organization. These resources, along with our understanding of complex computing and storage requirements, enable us to deliver product innovation featuring advanced functionality and capabilities required by our customers. Also, substantially all of our servers are tested and assembled in our facilities, and more than half of our final server and storage production is completed in San Jose, California. Our engineering aptitude, coupled with our internal manufacturing capability, enables rapid prototyping and product roll-out, contributing to a high level of responsiveness to our customers.

Introducing More Innovative Products, Faster

We seek to sustain advantages in both time-to-market and breadth of products incorporating the latest technological innovations, such as new processors, advancements in storage and evolving I/O technologies. We seek these advantages by leveraging our in-house design capabilities and our Building Block Solutions ® architecture. This allows us to offer customers a broad choice of products to match their target application requirements. In fiscal year 2023, we announced more than 50 products supporting Intel’s new Sapphire Rapids data center CPU. During the second half of fiscal year 2023, our product portfolio was enhanced to support AMD’s Genoa data center CPU. In March 2023, we released a high-density petascale class all-flash NVMe server family supporting next-generation EDSFF form factor, including the E3.S and E1.S devices. Also in March 2023, we unveiled comprehensive portfolio of GPU systems including servers in 8U, 6U, 5U, 4U, 2U, and 1U form factors, as well as workstations that support the full range of new NVIDIA H100 GPUs.

Capitalizing on New Applications and Technologies

In addition to serving traditional needs for server and storage systems, we have devoted, and will continue to devote, substantial resources to developing systems that support emerging and growing applications including AI, cloud computing, 5G/edge computing, storage and others. We believe there are significant opportunities for us in each of these rapidly developing markets due to stringent design requirements for these applications that often require the use of the latest technologies, allowing us to leverage our capabilities in product innovation, superior time-to-market, and portfolio breadth.

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
SMCI | 2023 Form 10-K | 2

Products and Services

We offer a broad range of accelerated compute platforms that are application-optimized server solutions, rackmount and blade servers, storage, and subsystems and accessories, which can be used to build complete server and storage systems. These Total IT Solutions and products are designed to serve a variety of markets, such as enterprise data centers, cloud computing, AI and 5G/edge computing. The percentage of our net sales represented by sales of server and storage systems increased to 92.2% in fiscal year 2023 compared to 85.9% in fiscal year 2022 and 78.4% in fiscal year 2021, and the percentage of our net sales represented by sales of subsystems and accessories was 7.8% in fiscal year 2023, 14.1% in fiscal year 2022 and 21.6% in fiscal year 2021. During fiscal year 2023, we experienced increased revenue from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales of server and storage systems and corresponding decrease in net sales of subsystems and accessories was primarily due to our emphasis on selling full systems and servers which require utilization of the subcomponents. We complement our accelerated compute platforms inclusive of server and storage system offerings with software management/security solutions, global services and support, the revenue for which is included in our server and storage systems revenue.

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
SMCI | 2023 Form 10-K | 3

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

Customers

During each of fiscal years 2023, 2022 and 2021, we sold to over 1,000 direct customers in over 100 countries. In addition, over the three years ended June 30, 2023, we have sold to thousands of end users through our indirect sales channel. These customers represent a diverse set of market verticals including enterprise data centers, cloud computing, AI, 5G and edge computing markets. In each of fiscal years 2023, 2022 and 2021, no customer represented greater than 10% of our total net sales.

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

SMCI | 2023 Form 10-K | 4

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

International Sales

Our global sales efforts are supported both by our international offices in the Netherlands, Taiwan, South Korea, United Kingdom, China and Japan as well as by our United States based sales team. Product fulfillment and first level support for our international customers are provided by Supermicro Global Services and through our indirect sales channel and OEMs. Sales to customers located outside of the United States represented 32.1%, 41.6% and 40.7% of net sales in fiscal years 2023, 2022 and 2021, respectively.

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

We use several third-party suppliers and contract manufacturers for materials and sub-assemblies. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom Technology, Inc. (“Ablecom”) and its affiliate Compuware Technology, Inc. ("Compuware"), both of which are related parties, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and several other components. Ablecom also coordinates the manufacturing of chassis for us. In addition to providing a large volume of contract manufacturing services to us, Ablecom warehouses multiple components and subassemblies manufactured by various suppliers before shipment to our facilities in the United States, Europe and Asia. We also have a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements and lease agreements for office space. See Part II, Item 8, Note 9, “Related Party Transactions,” to the consolidated financial statements and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

SMCI | 2023 Form 10-K | 5

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

As of June 30, 2023, we employed 5,126 full time employees, consisting of 2,448 employees in research and development, 585 employees in sales and marketing, 465 employees in general and administrative and 1,628 employees in manufacturing. Of these employees, 2,291 employees are based in our San Jose facilities. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.
SMCI | 2023 Form 10-K | 6

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

SMCI | 2023 Form 10-K | 7

We are committed to complying with applicable laws, including those associated with labor and employment, across all areas of our operations. In addition, we abide by global standards, irrespective of legal requirements, regarding the treatment of workers such as those detailed by the Responsible Business Alliance. These include prevention of excessive working hours and unfair wages, controls to prohibit child labor and human trafficking and bolstering workplace health and safety measures.

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

Financial Information about Segments and Geographic Areas

Please see Part II, Item 8, Note 14, “Segment Reporting” to the consolidated financial statements in this Annual Report for information regarding segment reporting and Part II, Item 8, Note 3, “Revenue - Disaggregation of Revenue” to the consolidated financial statements in this Annual Report for information regarding our net sales by geographic region. See Part I, Item 1A, “Risk Factors” for further information on risks associated with our international operations.

Working Capital

We focus considerable attention on managing our inventories and other working capital related items. We manage inventories by communicating with our customers and partners and using our industry experience to forecast demand. We place manufacturing orders for our products that are based on forecasted demand. We generally maintain substantial inventories of our products because the computer server industry is characterized by short lead-time orders and quick delivery schedules. Additionally, during the fiscal year 2023, the computer server industry experienced global supply chain shortage, which requires us to carry more inventories to fulfill our customers and partners’ demands and backlogs.

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

SMCI | 2023 Form 10-K | 8

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock.

Risk Factor Summary

Operational and Execution Risks

•Adverse economic conditions may harm our business.
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
•We may be unable to secure additional financing on favorable terms, or at all, which in turn could impair the rate of our growth.
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
•Conflicts of interest may arise with Ablecom and Compuware, and they may adversely affect our operations.
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
SMCI | 2023 Form 10-K | 9

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
•Future sales of shares by existing stockholders, including any shares that have vested or may in the future vest under the 2021 CEO Performance Award, could cause our stock price to decline.
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
•The use of AI by our workforce may present risks to our business.
•Expectations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and other unforeseen adverse effects on our business.

SMCI | 2023 Form 10-K | 10

Operational and Execution Risks

Adverse economic conditions may harm our business.

Our business depends on the overall demand for accelerated compute platforms. Global financial developments and downturns seemingly unrelated to us or our industry may harm us. If economic conditions, including inflation, increased interest rates, economic output and currency exchange rates, in these markets and other key potential markets for our Total IT Solutions remain uncertain or further deteriorate, including as a result of the downturn in the global economy, the Russia-Ukraine conflict and related sanctions and trade restrictions, the effects of the COVID-19 pandemic or other reasons, customers may delay or reduce their spending. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, and impairment of investments. Furthermore, continued weakness and uncertainty in worldwide credit markets may harm our customers’ available budgetary spending, which could lead to cancellations or delays in planned purchases of our Total IT Solutions. If our customers or potential customers experience economic hardship, this could reduce the demand for our Total IT Solutions, delay and lengthen sales cycles, increase requests for customer credit which may increase our risks in the event customers do not pay or make timely payment, lower prices for our Total IT Solutions, and lead to slower growth or even a decline in our revenues, operating results and cash flows.

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

The crisis in eastern Europe continues to pose challenges to global companies, including us, which have customers in the impacted regions. The U.S. and other global governments have placed restrictions on how companies may transact with businesses in these regions, particularly Russia, Belarus and restricted areas in Ukraine. Because of these restrictions and the growing logistical and other challenges, we have paused sales to Russia, Belarus and the restricted areas in Ukraine. This decision, which is in line with the approach of other global technology companies, helps us comply with our obligations under the various requirements in the U.S. and around the world. While it is difficult to estimate the impact on our business and financial position of both (i) our pause in sales to Russia, Belarus and the restricted areas in Ukraine and the current or future sanctions and (ii) tensions in the Taiwan strait, our pause in sales and these sanctions and continuing rising tensions could have adverse impacts on us in future periods, although they have not been material to date. For example, with respect to Russia, Belarus and the restricted areas in Ukraine, we did not, prior to the imposition of restrictions, make a material portion of our sales or acquire a material portion of our parts or components directly from impacted regions; however, our suppliers and their suppliers may acquire raw materials for parts or components from the impacted regions. Supply disruptions may make it harder for them to find favorable pricing and reliable sources for materials they need, which may put further upward pressure on their costs and increasing the risks that our costs may increase and that it may be more difficult, or we may be unable, to acquire materials needed. In addition, the crises may further exacerbate inflationary pressures that have indirect impacts on our business, such as further increasing our logistics costs from rising fuel prices and/or continuing to increase our compensation expense. In addition, no assurances can be given that additional developments in the impacted regions, and responses thereto from the U.S. and other global governments, would not have a material adverse effect on our business, results of operations and financial condition.

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
SMCI | 2023 Form 10-K | 11

•Continuing lingering effects from the COVID-19 pandemic, the occurrence of other global pandemics, and other events that impact the global economy or one or more sectors thereof, such as the global economic downturn and recent events in eastern Europe;
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
•Fluctuations in availability and costs associated with key components, particularly semiconductors, memory, storage solutions, and other materials needed to satisfy customer requirements;
•The timing of the introduction of new products by leading microprocessor vendors and other suppliers;
•The introduction and market acceptance of new technologies and products, and our success in emergent and rapidly evolving markets (such as AI), and incorporating emerging technologies in our products, as well as the adoption of new standards;
•Changes in our product pricing policies, including those made in response to new product announcements and fluctuations in availability and costs of key components;
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

As a result of a variety of factors discussed in this Annual Report, our revenue and margins for a particular quarter are difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment, lingering impacts of the COVID-19 pandemic, the global economic downturn, recent events in eastern Europe, volatility in emergent and rapidly evolving markets (such as AI), steps we are taking in response thereto, increased competition, the effects of the ongoing trade disputes between the United States and China and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods.

The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. For instance, our larger customers may seek to fulfill all or substantially all of their requirements in a single or a few orders, and not make another significant purchase for a substantial period of time. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. When we issue credit in connection with large orders, in the event customers to do not pay or make timely payment our ability to collect amounts owed to us creates risk. We have in the past, and may continue in the future, on a case by case basis, take steps to mitigate collection risks, such as seeking third party insurance with respect to credit issued and taking a security interest in goods we have sold to customers pending collection of any credit given. However, we cannot assure that such measures will be effective to collect on all or part of any such credit issued. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

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

SMCI | 2023 Form 10-K | 12

As we increasingly target larger customers and larger sales opportunities, our customer base may become more concentrated, our cost of sales may increase, our margins may be lower, our borrowings to fund purchases of key components may be higher, we are exposed to inventory risks and increased credit risks, and our sales may be less predictable.

We have become increasingly dependent upon larger sales to grow our business. In particular, in recent years, we have completed larger sales to leading internet data center and cloud customers, large enterprise customers and OEMs. While no single customer accounted for 10% or more of net sales in any of fiscal years 2023, 2022 or 2021, we may have customers account for 10% or more of net sales in the future. If customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products, or we are unable to supply such customers with products, at the levels, in the timeframes or within the geographies that we expect, including as a result of the global economic downturn, lingering impacts of the COVID-19 pandemic, or recent events in eastern Europe on their or our businesses, our ability to maintain or grow our net sales will be adversely affected.

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

Additionally, as we and our partners focus increasingly on selling to larger customers and attracting larger orders, we expect greater costs of sales. Our sales cycle may become longer, and more expensive, as larger customers typically spend more time negotiating contracts than smaller customers. Such larger orders may require greater commitments of working capital, which may require increased borrowings under our credit facilities to fund purchases of key components (such as CPUs, memory, SSDs and GPUs) necessary for such orders, which could adversely affect our cash flow and expose us to the risk of holding excess and obsolete inventory, if there are delays or cancellations. Furthermore, larger customers also often seek greater levels of support in the implementation and use of our server solutions. An actual or perceived inability to meet customer support demands may adversely affect our relationship with such customers, which may affect the likelihood of future purchases of our products. Larger customers may also request larger amounts of credit or longer payment terms, which, if granted, increases our risks in the event customers to do not pay or make timely payment, which risk is exacerbated in the event our payment terms with major suppliers of necessary components for such orders do not match the payment terms of our customers.

As a result of the above factors, our quarter-to-quarter results of operations may be subject to greater fluctuation and our stock price may be adversely affected.

SMCI | 2023 Form 10-K | 13

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

We may be unable to secure additional financing on favorable terms, or at all, which in turn could impair the rate of our growth.

We had net income of $640.0 million, $285.2 million and $111.9 million in fiscal years 2023, 2022 and 2021, respectively. We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the issuance of the financial statements included in this Annual Report. Nevertheless, we intend to continue to grow our business, which could require additional capital. Since our initial public offering, we have funded our growth primarily through the cash raised from our operations and credit facilities with banking institutions. We may need to expand our existing credit facilities, enter into new credit facilities or engage in equity, debt or other type of financings to secure additional capital to continue or increase our rate of growth. If we raise additional capital through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we may issue could have rights, preferences and privileges superior to those holders of our common stock. Any credit facility or debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to raise additional capital and to pursue our growth strategies. If we are unable to secure additional funding on favorable terms, or at all, when we seek it, we may not be able to continue the rate of our growth. In addition, no assurances can be given that in the event that we secure such financing that the proceeds thereof will be used effectively or result in growth.

Increases in average selling prices for our solutions have significantly contributed to increases in net sales in some of the periods covered by this Annual Report. Such prices are subject to decline if customers do not continue to purchase our latest generation products or additional components, which could harm our results of operations.

Increases in average selling prices for our server solutions have significantly contributed to increases in net sales in some of the periods covered by this Annual Report. The market for key components became, and continues to be, more volatile during the global economic downturn, the COVID-19 pandemic and lingering effects thereof, and recent events in eastern Europe. As with most electronics-based products, average selling prices of server and storage products are typically highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future, which may be exacerbated by the global economic downturn, lingering effects from the COVID-19 pandemic, and recent events in eastern Europe. In some instances, our agreements with our indirect sales channel partners limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to either (i) decrease the average per unit manufacturing costs faster than the rate at which average selling prices decline or (ii) increase the average selling prices at the same pace at which average per unit manufacturing costs increase, our business, financial condition and results of operations will be harmed.

SMCI | 2023 Form 10-K | 14

Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.

Prices of certain materials and core components utilized in the manufacture of our server and storage solutions, such as GPUs, serverboards, chassis, CPUs, memory, hard drives and SSDs, represent a significant portion of our cost of sales. While we have increased our purchases of certain critical materials and core components in response to the supply and demand uncertainties, we do not have long-term supply contracts for all critical materials and core components, but instead often purchase these materials and components on a purchase order basis. Prices and availability of these core components and materials are volatile, and, as a result, it is difficult to predict expense levels and operating results. In addition, if our business growth renders it necessary or appropriate to transition to longer term contracts with materials and core component suppliers, our costs may increase, and our gross margins could correspondingly decrease.

Because we often acquire materials and key components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders because of the then-current availability or the terms and pricing of these materials and key components, particularly for GPUs during periods of growth of new emerging markets (such as for AI). Our industry has experienced materials shortages and delivery delays in the past, including as a result of increased demand during periods of growth of new emerging markets (such as for AI), the negative impact of COVID-19, the global economic downturn and recent events in eastern Europe on global supply chains, and we may experience shortages or delays of critical materials or increased logistics costs to obtain necessary materials in a timely manner in the future. The COVID-19 pandemic, other macroeconomic factors exacerbated by the COVID-19 pandemic, lingering effects from the COVID-19 pandemic, and other factors, have in the past resulted in, and may in future result in additional shortages of key semiconductors. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and key components, which can adversely impact our revenue. If shortages, supply or demand imbalances or delays arise, the prices of these materials and key components may increase or the materials and key components may not be available at all. In the event of shortages, some of our larger competitors may have greater abilities to obtain materials and key components due to their larger purchasing power. We may not be able to secure enough key components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business, results of operations and financial condition. In addition, from time to time, we have accepted customer orders with various types of component pricing protection. Such arrangements have increased our exposure to component pricing fluctuations and have adversely affected our financial results in certain quarters.

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

SMCI | 2023 Form 10-K | 15

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

To offer greater choices and optimization of our products to benefit our customers, we maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products, we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. In the past, we have taken certain actions including our increased purchase of certain critical materials and components as a part of our response planning for various uncertainties and risks, such as those related to the COVID-19 pandemic and lingering effects therefrom. Specifically, we sought to actively manage our supply chain for potential risks of shortage by first building inventories of critical components required for our motherboards and other system printed circuit boards and continued to add to our inventories of key components such as CPUs, memory, SSDs and to a lesser extent GPUs such that customer orders can be fulfilled as they are received. We may continue to take similar actions in the future based upon our assessment of uncertainties and risks. Nevertheless, no assurances can be given that any such efforts will be successful to manage inventory, and we could be exposed to risks of insufficient, excess, or obsolete inventory. We have from time to time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. We expect that we will experience such write downs from time-to-time in the future related to existing and future commitments, and potentially related to any proactive purchase of certain critical materials and components as part of our planning for uncertainties and risks. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business, results of operations and financial condition.

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

SMCI | 2023 Form 10-K | 16

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

Conflicts of interest may arise with Ablecom and Compuware, and they may adversely affect our operations.

We use Ablecom, a related party, for contract design and manufacturing coordination support and warehousing, and Compuware, also a related party and an affiliate of Ablecom, for distribution, contract manufacturing and warehousing. We work with Ablecom to optimize modular designs for our chassis and certain of other components. We outsource to Compuware a portion of our design activities and a significant part of our manufacturing of subassemblies, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 6.6%, 8.3% and 7.8% of our cost of sales for fiscal years 2023, 2022 and 2021, respectively. Ablecom and Compuware’s sales to us constitute a substantial majority of Ablecom’s and Compuware’s net sales. Ablecom and Compuware are both privately held Taiwan-based companies. In addition, we have entered into a distribution agreement with Compuware, under which we have appointed Compuware as a nonexclusive distributor of our products in Taiwan, China and Australia. Each of Ablecom and Compuware are also developing campuses in close proximity to the campus we are developing in Malaysia to expand our manufacturing.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of our Board of Directors (the “Board”). Steve Liang owned no shares of our common stock as of June 30, 2023, 2022 or 2021. Charles Liang and his spouse, Sara Liu, our Co-Founder, Senior Vice President and Director, jointly owned approximately 10.5% of Ablecom’s capital stock, while Mr. Steve Liang and other family members owned approximately 28.8% of Ablecom’s outstanding common stock as of June 30, 2023. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom as well.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on NASDAQ in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2023, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.0 million.

SMCI | 2023 Form 10-K | 17

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

SMCI | 2023 Form 10-K | 18

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

SMCI | 2023 Form 10-K | 19

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

We are also pursuing an expansion of our manufacturing operations into Malaysia. During the second quarter of fiscal year 2023, we entered into a letter of understanding to acquire land in Malaysia. A definitive agreement to acquire such land, subject to various conditions, was subsequently executed in January 2023. We are obtaining early access to such land prior to acquisition, and we anticipate significant capital expenditures will be required for such initiative. To the extent we are unable to recoup expenditures made during our period of early access to such land and we are subsequently unable to complete the acquisition of the land, we could be materially and adversely affected. Furthermore, if we are unable to successfully ramp up our international manufacturing capacity in Taiwan, the Netherlands, Malaysia, or any other jurisdictions we pursue, including the associated construction, increased logistics and warehousing, we may incur unanticipated costs, difficulties in making timely delivery of products or suffer other business disruptions which could adversely impact our results of operations.

We may not be able to successfully manage our business for growth and expansion.

We expect to continue to make investments to pursue new customers, expand our product and service offerings to grow our business, and pursue new business markets and opportunities. We also expect that our annual operating expenses will continue to increase as we invest in sales and marketing, research and development, manufacturing and production infrastructure, software and product service offerings, strengthen customer service and support resources for our customers, and pursue new business markets and opportunities. Our failure to expand operational and financial or internal control systems timely or efficiently could result in additional operating inefficiencies, which could increase our costs and expenses more than we had planned and prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted. There are also no assurances that investments we make to pursue new business markets and opportunities (such as ecommerce in B2B and B2C markets and data center offerings) will be successful or profitable, given the investment costs necessary to pursue these markets and opportunities, which includes investments in technology, people, time, and other overhead costs.

As our business continues to grows, we will have to manage additional product design projects, materials procurement processes and sales efforts and marketing for an increasing number of SKUs, provide and update an increasing amount of software utilized in our hardware offerings, provide more sophisticated product service offerings to support our customers, expand the number and scope of our relationships with suppliers, distributors and end customers, and (for new business markets and opportunities we pursue) manage different and increasingly complex regulatory landscapes they are subject to. If we fail to manage these additional responsibilities and relationships successfully, we may incur significant costs, which may negatively impact our operating results. Additionally, in our efforts to be first to market with new products with innovative functionality and features, we may devote significant research and development resources to products and product features for which a market does not develop quickly, or at all. If we are not able to predict market trends accurately, we may not benefit from such research and development activities, and our results of operations may suffer.

SMCI | 2023 Form 10-K | 20

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

We market and sell our systems and subsystems and accessories both inside and outside the United States. We intend to expand our international sales efforts, especially into Asia, and we are expanding our business operations in Europe and Asia, particularly in Taiwan, Malaysia, the Netherlands and Japan. In particular, we have made, and continue to make, substantial investments for the purchase of land and the development of new facilities in Taiwan and Malaysia to accommodate our expected growth and the migration of a substantial portion of our contract manufacturing operations.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of operations. While our revenues increased in fiscal year 2023, the global economic downturn may affect customer purchasing trends, and our operating results depend on our ability to develop and introduce new products into existing and emerging markets (such as AI) and to reduce the production costs of existing products. If our customers do not purchase our products, our business will be harmed.

SMCI | 2023 Form 10-K | 21

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

Our principal competitors include global technology companies such as Cisco, Dell, Hewlett-Packard Enterprise and Lenovo. In addition, we also compete with a number of other vendors who also sell application optimized servers, contract manufacturers/OEMs and ODMs, such as Foxconn, Inspur, Quanta Computer and Wiwynn Corporation. ODMs sell server solutions marketed or sold under a third-party brand.

SMCI | 2023 Form 10-K | 22

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

SMCI | 2023 Form 10-K | 23

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

Certain components used in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply, including interruptions on the global supply chain (such as did occur in connection with the COVID-19 pandemic, the global economic downturn, and recent events in eastern Europe) or increased demand in the industry (such as did occur due to volatility in emergent and rapidly evolving markets, including AI). Similar future events may cause additional interruptions on the global supply chain. Two of our suppliers accounted for 13.5% and 30.7% of total purchases for the fiscal year ended June 30, 2023. The same two suppliers accounted for 18.1% and 11.4% of total purchases for the fiscal year ended June 30, 2022. The same two suppliers accounted for 20.3% and 11.8% of total purchases for the fiscal years ended June 30, 2021. Ablecom and Compuware, related parties, accounted for 6.6%, 8.3% and 7.8% of our total cost of sales for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. If any of our largest suppliers discontinue their operations or if our relationships with them are adversely impacted, we could experience a material adverse effect on our business, results of operations and financial condition. See also “— Our cost structure and ability to deliver server solutions to customers in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.”

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

SMCI | 2023 Form 10-K | 24

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

We have a 30% minority interest in a China corporate venture that was established to market and sell corporate venture branded systems in China based upon products and technology we supply. We record earnings and losses from the corporate venture using the equity method of accounting. Our loss exposure is limited to the remainder of our equity investment in the corporate venture which as of June 30, 2023 and 2022 was $2.0 million and $5.3 million, respectively. We currently do not intend to make any additional investment in this corporate venture. See Part II, Item 8, Note 9, “Related Party Transactions” to the consolidated financial statements in this Annual Report. We may make investments in other corporate ventures. We do not control this corporate venture and any fluctuation in the results of operations of the corporate venture or any other similar transaction that we may enter into in the future could adversely impact, or result in fluctuations in, our results of operations.

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

SMCI | 2023 Form 10-K | 25

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

In addition, numerous states in the U.S. are also expanding data protection through legislation. For example, California’s Consumer Privacy Act (“CCPA”) gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, California voters approved the ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”), enforcement of which began on July 1, 2023. The CPRA significantly expands privacy rights for California consumers and creates additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The CPRA also establishes the California Privacy Protection Agency, which has the power to implement and enforce the CCPA and CPRA through administrative actions, including administrative fines. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Other U.S. states have also enacted data privacy laws that began to take effect in 2023 and impose similar privacy obligations to the CCPA and CPRA. We anticipate that more states may enact legislation similar to these laws, by providing consumers with new privacy rights and increasing the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA continues to prompt a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

SMCI | 2023 Form 10-K | 26

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

SMCI | 2023 Form 10-K | 27

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

In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control. If we fail to comply with laws and regulations restricting dealings with sanctioned countries or companies and/or persons on restricted lists, we may be subject to civil or criminal penalties. Any future violations could have an adverse impact on our ability to sell our products to United States federal, state and local government and related entities. We have business relationships with companies in China and elsewhere in eastern Europe who have been, or may in the future be, added to the restricted party list. We take steps to minimize business disruption when these situations arise; however, we may be required to terminate or modify such relationships if our activities are prohibited by U.S. laws. Further, our association with these parties could subject us to greater scrutiny or reputational harm among current or prospective customers, partners, suppliers, investors, other parties doing business with us or using our products, or the general public. The United States and other countries continually update their lists of export-controlled items and technologies, and may impose new or more-restrictive export requirements on our products in the future. As a result of regulatory changes, we may be required to obtain licenses or other authorizations to continue supporting existing customers or to supply existing products to new customers in China, eastern Europe and elsewhere. Further escalations in trade restrictions or hostilities, particularly between the United States and China, could impede our ability to sell or support our products. We do not sell products or provide services to the Russian Federal Security Service (the “FSB”). We had last recorded revenue from Russia on February 23, 2022.

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

SMCI | 2023 Form 10-K | 28

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
SMCI | 2023 Form 10-K | 29

Financial Risks

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations or a change in how we manage our international operations could adversely affect our ability to continue realizing these tax benefits.

Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. As a result, many of these changes, if enacted, could increase our worldwide effective tax rate and harm our operating results, financial condition, and cash flows.

Our effective tax rate could also be adversely affected by changes in tax laws and regulations and interpretations of such laws and regulations, which in turn would negatively impact our earnings and cash and cash equivalent balances we currently maintain. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition.

Backlog does not provide a substantial portion of our net sales in any quarter.

While we had greater than normal backlog during certain periods of fiscal year 2023, historically, our net sales are difficult to forecast because we do not have sufficient backlog of unfilled orders or sufficient recurring revenue to meet our quarterly net sales targets at the beginning of a quarter. Rather, a majority of our net sales in any quarter depend upon customer orders that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future net sales and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any shortfall in net sales. Accordingly, any significant shortfall of revenues in relation to our expectations would harm our operating results.

Risks Related to Owning Our Stock

The trading price of our common stock is likely to be volatile, and you might not be able to sell your shares at or above the price at which you purchased the shares.

The trading prices of technology company securities historically have been highly volatile. In addition, the global markets have been volatile, and experienced volatility as a result of matters such as the COVID-19 pandemic, the global economic downturn and recent events in eastern Europe. The trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this filing, that may affect the trading price of our common stock include:

•Actual or anticipated variations in our operating results, including failure to achieve previously provided guidance;
SMCI | 2023 Form 10-K | 30

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
•Lawsuits filed against us;
•Changes in operating performance and stock market valuations of other companies that sell similar products;
•Price and volume fluctuations in the overall stock market;
•Market conditions in our industry, the industries of our customers and the economy as a whole; and
•Other events or factors, including those resulting from war, incidents of terrorism, political instability, pandemics or responses to these events.

Future sales of shares by existing stockholders, including any shares that have vested or may in the future vest under the 2021 CEO Performance Award, could cause our stock price to decline.

Attempts by existing stockholders to sell substantial amounts of our common stock in the public market could cause the trading price of our common stock to decline significantly. All of our shares are eligible for sale in the public market, including shares held by directors, executive officers and other affiliates, sales of which are subject to volume limitations and other requirements under Rule 144 under the Securities Act. In addition, shares subject to outstanding options and reserved for future issuance under our stock option plans, including those underlying the 2021 CEO Performance Award that have vested or vest in the future, are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. See “Item 11. Executive Compensation – Compensation Discussion and Analysis (“CD&A”) – Fiscal Year 2023 CEO Compensation – Discussion and Analysis of 2021 CEO Performance Award.” If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

Furthermore, additional tranches of the 2021 CEO Performance Award may vest, subject to the achievement of specified annualized revenue milestones (the “Annualized Revenue Milestones”) and a matching stock price milestone, and if such additional tranches do vest, they would be subject to the risks discussed above. In connection therewith, the Company has determined that the Annualized Revenue Milestones that have not yet been achieved are “probable of achievement,” for purposes of determining whether to recognize expense associated with the applicable tranche. Such determination is based upon management’s subjective judgment and is not a guarantee that it will be achieved. See Note 10, Stock-based Compensation and Stockholders’ Equity in the Notes to Consolidated Financial Statements.

The concentration of our capital stock ownership with insiders likely limits your ability to influence corporate matters.

As of July 31, 2023, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 42.3% of our common stock, net of treasury stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

SMCI | 2023 Form 10-K | 31

General Risks

Our products may not be viewed as supporting climate change mitigation in the IT sector.

Our ability to create energy saving products will be a part of climate change mitigation, and we believe one of the keys to our business success. In addition, climate change reporting and product certification are increasingly sought by customers and regulators. If we do not satisfy customer requirements for products that help mitigate climate change, and document how they contribute to such change, it could have a material adverse impact on our business, operating results, and financial conditions.

Our business and operations may be impacted by natural disaster events, including those brought on by climate change.

Land, sea and air routes between economic centers are subject to weather events exacerbated by climate change and can disrupt commercial activity. Our most significant business offices, research and development, and manufacturing locations, are in the San Jose, California area and in Taiwan. We are also in the process of developing manufacturing operations in Malaysia. Each region is subject to climate change events and known for earthquakes. While we have adopted a business continuity plan and are taking steps to further diversify our manufacturing locations, there is no certainty it will be effective for significant natural disasters, which could have a material adverse impact on business, operating results, and financial condition.

The use of AI by our workforce may present risks to our business.

Our workforce may use AI tools on an unauthorized basis which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI technology by our workforce may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software requirements. AI technology may also produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies and procedures governing the use of AI technology, and compliance by our workforce.

Expectations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and other unforeseen adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could materially adversely affect our business, reputation, results of operations, financial position and stock price.

Item 1B.    Unresolved Staff Comments

    None.

Item 2.        Properties

SMCI | 2023 Form 10-K | 32

As of June 30, 2023, we owned approximately 2,273,000 square feet and leased approximately 720,000 square feet of office and manufacturing space. Our long-lived assets located outside of the United States represented 36.8%, 36.8% and 34.4% of total value of long-lived assets in fiscal years 2023, 2022 and 2021, respectively. See Part II, Item 8, Note 14, “Segment Reporting” to the consolidated financial statements in this Annual Report for a summary of long-lived assets by geographic region.

Our principal executive offices, research and development center and production operations are located in San Jose, California where we own approximately 1,307,000 square feet of office and manufacturing space. We lease approximately 5,000 square feet of office space in Jersey City, New Jersey under a lease that expires in July 2025, lease approximately 46,000 square feet of office space in San Jose, California under a lease that expires in January 2028, lease approximately 246,000 square feet of warehouse space in Fremont, California under a lease that expires in July 2025, lease approximately 28,000 square feet of warehouse space in Milpitas, California under a lease that expires in March 2027. Subsequent to June 30, 2023, we entered into a five year lease for an additional approximate 124,000 square feet of warehouse space in San Jose, California. Our European headquarters for manufacturing and service operations is located in Den Bosch, the Netherlands where we own approximately 12,000 square feet of office and we lease approximately 203,000 square feet of office and manufacturing space under five leases, which expire in June 2026. In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 954,000 square feet of office and manufacturing space on 6.77 acres of land. These manufacturing facilities are pledged as security under the existing term loans with $38.2 million remaining outstanding as of June 30, 2023. Our research and development center, service operations, and warehouse space in Asia are located in an approximately 118,000 square feet facility in Taipei and Hsinchu, Taiwan under fourteen leases that expire at various dates ranging from January 2024 through February 2026 and an approximately 42,000 square feet facility in Taoyuan, Taiwan under three leases that expire in December 2023.

Additionally, we own 36 acres of land in San Jose, California that would allow us to expand our Green Computing Park. We completed the construction of our third new manufacturing and warehouse building with approximately 209,000 square feet of space in June 2021. In fiscal year 2023, we continued to engage several contractors for the development and construction of improvements on the property. We financed this development through our operating cash flows and borrowings from banks. See Part II, Item 8, Note 7, “Short-term and Long-term Debt” to the consolidated financial statements in this Annual Report for a discussion of our company's debt.

During the second quarter of fiscal year 2023, we entered into a letter of understanding to acquire land in Malaysia to be used to expand our manufacturing operations. A definitive agreement to acquire such land, subject to various conditions, was subsequently executed in January 2023. We are obtaining early access to such land prior to acquisition.

We believe that our existing properties, including both owned and leased, are in good condition and are suitable for the conduct of our business.

Item 3.        Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the caption “Litigation and Claims” in Part II, Item 8, Note 12 “Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of these proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations

Item 4.        Mine Safety Disclosures

Not applicable.
SMCI | 2023 Form 10-K | 33

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We became a public company in March 2007, prior to which there was no public market for our common stock. On January 14, 2020, our common stock was relisted on the NASDAQ Global Select Market under the symbol “SMCI".

Holders

As of July 31, 2023, there were 20 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.

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

The following graph compares our cumulative five-year total stockholder return on our common stock with the cumulative return of the Nasdaq Computer Index and Nasdaq Composite Index. The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index on June 30, 2018, and our relative performance tracked through June 30, 2023. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

SMCI | 2023 Form 10-K | 34

	6/30/2018	6/30/2019	6/30/2020	6/30/2021	6/30/2022	6/30/2023
Super Micro Computer, Inc.	100.00	81.82	120.04	148.75	170.61	1,053.91
Nasdaq Composite Index	100.00	106.60	133.93	193.12	146.85	183.59
Nasdaq Computer Index	100.00	108.22	155.03	233.08	190.10	260.87

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2023, we did not repurchase any shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
Month 1 (April 1, 2023 to April 30, 2023)	—	$—	—	$50.0 Million
Month 2 (May 1, 2023 to May 31, 2023)	—	$—	—	$50.0 Million
Month 3 (June 1, 2023 to June 30, 2023)	—	$—	—	$50.0 Million
Total	—	$—	—

(1)On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of our common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first. As of June 30, 2023, $50 million remained available under the program.
SMCI | 2023 Form 10-K | 35

Item 6.        [Reserved]

SMCI | 2023 Form 10-K | 36

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

Overview

We are a Silicon Valley-based provider of accelerated compute platforms that are application-optimized high performance and high-efficiency server and storage systems for a variety of markets, including enterprise data centers, cloud computing, AI, 5G and edge computing. Our Total IT Solutions include complete servers, storage systems, modular blade servers, blades, workstations, full rack-scale solutions, networking devices, server sub-systems, server management and security software. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2023, 2022 and 2021, our net income was $640.0 million, $285.2 million and $111.9 million, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors and storage technologies, and as a result, we monitor the product introduction cycles of Intel Corporation, NVIDIA Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

COVID-19 Pandemic Impact

Our business and financial outlook have experienced, and may continue to face, challenges due to adverse macroeconomic conditions and uncertainties. These factors encompass labor shortages, disruptions in the supply chain, inflation, higher interest rates, and fluctuations in capital markets. The global business landscape encountered widespread disruption as a consequence of the COVID-19 pandemic, which commenced in early 2020. The extent of its direct or indirect impact on general market conditions, as well as our business, results of operations, cash flows, and financial condition, is contingent upon uncertain future developments, including the emergence of new variants.

We remain committed to continuously assessing the nature and extent of the impact of general macroeconomic conditions and the ongoing COVID-19 pandemic on our business. For a more comprehensive discussion, please refer to the "Risk Factors" included in Part I, Item 1A of this Annual Report on Form 10-K.

Financial Highlights

The following is a summary of financial highlights of fiscal years 2023 and 2022:

•Net sales increased by 37.1% in fiscal year 2023 as compared to fiscal year 2022.

•Gross margin increased to 18.0% in fiscal year 2023 from 15.4% in fiscal year 2022, primarily due to product and customer mix and decreased logistic costs.

•Operating expenses increased by 12.3% in fiscal year 2023 as compared to fiscal year 2022, primarily due to the increase in personnel expenses as a result of salary increases, equity grants and a higher headcount.

SMCI | 2023 Form 10-K | 37

•Net income increased to $640.0 million in fiscal year 2023 as compared to $285.2 million in fiscal year 2022, which was primarily due to the higher net sales and lower operating expenses as a percentage of revenues in fiscal year 2023 as compared to fiscal year 2022.

•Our cash and cash equivalents were $440.5 million and $267.4 million at the end of fiscal years 2023 and 2022, respectively. In fiscal year 2023, we generated net cash of $172.4 million, comprised of $663.6 million provided by operating activities primarily due to increased net income, $448.3 million used in financing activities primarily due to repayment of debt and stock repurchase, and $39.5 million cash used in investing activities primarily due to $36.8 million in purchases of property and equipment.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses. We evaluate our estimates on an on-going basis based on a) historical experience, b) assumptions we believe to be reasonable under the circumstances and are not readily apparent from other sources, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Because these estimates can vary depending on the situation, actual results may differ from the estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows. These estimates and judgements have not fluctuated significantly for the fiscal year ended June 30, 2023 compared to prior fiscal years.

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

As part of determining the transaction price in contracts with customers, we may be required to estimate variable consideration when determining the amount of revenue to recognize. We estimate reserves for future sales returns based on a review of our history of actual returns. Based upon historical experience, a refund liability is recorded at the time of sale for estimated product returns and an asset is recognized for the amount expected to be recorded in inventory upon product return, less the expected recovery costs. We also estimate the costs of customer and distributor programs and incentive offerings such as price protection, customer rebates, as well as the estimated costs of cooperative marketing arrangements where the fair value of the benefit derived from the costs cannot be reasonably estimated. Any provision is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

SMCI | 2023 Form 10-K | 38

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

SMCI | 2023 Form 10-K | 39

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

Results of Operations

The following table presents certain items of our consolidated statements of operations expressed as a percentage of revenue.

	Years Ended June 30,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.0%	84.6%	85.0%
Gross profit	18.0%	15.4%	15.0%
Operating expenses:
Research and development	4.3%	5.2%	6.3%
Sales and marketing	1.6%	1.7%	2.4%
General and administrative	1.4%	2.0%	2.8%
Total operating expenses	7.3%	8.9%	11.5%
Income from operations	10.7%	6.5%	3.5%
Other income (expense), net	0.1%	0.2%	(0.1)%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Income before income tax provision	10.7%	6.6%	3.3%
Income tax provision	(1.6)%	(1.0)%	(0.2)%
Share of (loss) income from equity investee, net of taxes	(0.1)%	—%	—%
Net income	9.0%	5.6%	3.1%

SMCI | 2023 Form 10-K | 40

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

The following table presents net sales by product type for fiscal years 2023, 2022 and 2021 (dollars in millions):

	Years Ended June 30,			2023 over 2022 Change		2022 over 2021 Change
	2023	2022	2021	$	%	$	%
Server and storage systems	$6,569.8	$4,463.8	$2,790.3	$2,106.0	47.2%	$1,673.5	60.0%
Percentage of total net sales	92.2%	85.9%	78.4%
Subsystems and accessories	553.7	732.3	767.1	(178.6)	(24.4)%	(34.8)	(4.5)%
Percentage of total net sales	7.8%	14.1%	21.6%
Total net sales	$7,123.5	$5,196.1	$3,557.4	$1,927.4	37.1%	$1,638.7	46.1%

Fiscal Year 2023 Compared with Fiscal Year 2022

During fiscal year 2023 we experienced increased revenue from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales of server and storage systems was primarily due to the strong demands from such customers for GPU, high performance computing (“HPC”), and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of average selling prices. The year-over-year decrease in net sales of subsystems and accessories was primarily due to our emphasis on selling full systems and servers. Our services and software revenue, included in server and storage systems revenue, increased by $28.0 million year-over-year.

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

SMCI | 2023 Form 10-K | 41

The following table presents percentages of net sales by geographic region for fiscal years 2023, 2022 and 2021 (dollars in millions):

	Years Ended June 30,			2023 over 2022 Change		2022 over 2021 Change
	2023	2022	2021	$	%	$	%
United States	$4,834.1	$3,035.5	$2,107.9	$1,798.6	59.3%	$927.6	44.0%
Percentage of total net sales	67.9%	58.4%	59.3%
Asia	1,050.8	1,139.9	699.7	(89.1)	(7.8)%	440.2	62.9%
Percentage of total net sales	14.7%	21.9%	19.7%
Europe	1,003.1	825.2	614.8	177.9	21.6%	210.4	34.2%
Percentage of total net sales	14.1%	15.9%	17.3%
Others	235.5	195.5	135.0	40.0	20.5%	60.5	44.8%
Percentage of total net sales	3.3%	3.7%	3.7%
Total net sales	$7,123.5	$5,196.1	$3,557.4	$1,927.4	37.1%	$1,638.7	46.1%

Fiscal Year 2023 Compared with Fiscal Year 2022

The year-over-year increase in overall net sales is the result of increased selling prices and units shipped of product sold especially to large enterprise and datacenter customers. The United States experienced the highest percentage growth among all regions. This is due to increased demand from datacenter customers in the United States for GPU, high performance computing (“HPC”), and rack-scale solutions. The year-over-year decrease in Asia is mainly due to economic slowdown in China and Japan during fiscal year 2023 which heavily reduced the sales activities in that region.

Fiscal Year 2022 Compared with Fiscal Year 2021

The year-over-year increase in overall net sales is the result of increased selling prices and quantities of product shipments. Asia experienced the highest percentage growth among all regions. China, Japan and Korea exceeded the overall regional average of growth, which was the primary driver of the increases in net sales in Asia. Russia experienced a year over year decrease due to the conflict in that region, which decrease had an immaterial impact on our overall performance.

Cost of Sales and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, including the costs of materials, contract manufacturing, shipping, personnel expenses, including salaries, benefits, stock-based compensation and incentive bonuses, equipment and facility expenses, warranty costs and inventory excess and obsolescence provisions. The primary factors that impact our cost of sales are the mix of products sold and cost of materials, which include purchased parts and material costs, shipping costs, salary and benefits and overhead costs related to production as well as economies of scale gained from higher production volume in our facilities. Cost of sales as a percentage of net sales may increase or decrease over time if the changes in average selling prices are not matched by corresponding changes in our costs. Our cost of sales as a percentage of net sales is also impacted by the extent to which we are able to efficiently utilize our expanding manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to frequent change based on the availability of materials and other market conditions.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities in the same region where our products are sold. We work with Ablecom, one of our key contract manufacturers and also a related party, to optimize modular designs for our chassis and certain other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of the manufacturing of components, particularly power supplies. Our purchases of products from Ablecom and Compuware combined represented 6.6%, 8.3% and 7.8% of our cost of sales for fiscal years 2023, 2022 and 2021, respectively. For further details on our dealings with related parties, see Part II, Item 8, Note 9, “Related Party Transactions.”

SMCI | 2023 Form 10-K | 42

Cost of sales and gross margin for fiscal years 2023, 2022 and 2021, are as follows (dollars in millions):

	Years Ended June 30,			2023 over 2022 Change		2022 over 2021 Change
	2023	2022	2021	$	%	$	%
Cost of sales	$5,840.5	$4,396.1	$3,022.9	$1,444.4	32.9%	$1,373.2	45.4%
Gross profit	1,283.0	800.0	534.5	483.0	60.4%	265.5	49.7%
Gross margin	18.0%	15.4%	15.0%		2.6%		0.4%

Fiscal Year 2023 Compared with Fiscal Year 2022

The year-over-year increase in cost of sales was primarily attributed to an increase of $1,379.6 million in costs of materials and contract manufacturing expenses primarily related to the increased shipments of our products and solutions, a $59.2 million increase in overhead costs which includes labor costs attributed to increase of operation activities, a $36.6 million increase in inventory reserves, and a $13.6 million increase in other cost of sales partially offset by a $44.6 million decrease in freight charges due to a reduced need to expedite shipments due to disruptions in the supply chain caused by the COVID-19 pandemic.

The year-over-year increase in the gross margin percentage was primarily due to favorable product and customer mix and lower other cost of goods sold as a percentage of sales, based on higher volumes.

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

The year-over-year increase in the gross margin percentage was primarily due to sales prices increases, product and customer mix and higher capitalization of manufacturing overhead due to higher inventory levels, offset by higher costs from freight, overhead, other cost of sales, excess and obsolete inventory charges, and lower recovery of costs from prior periods. Since the start of the COVID-19 pandemic, we have experienced an increase in costs of sales, logistics costs as well as direct labor costs as we incentivized our employees. This increase in costs negatively impacts our gross margin, and we expect these higher costs to continue for the duration of the COVID-19 pandemic.

Operating Expenses

Research and development expenses consist of personnel expenses, including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our research and development personnel, as well as product development costs such as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering ("NRE") funding from certain suppliers and customers for joint development. Under these arrangements, we are reimbursed for certain research and development costs that we incur as part of the joint development efforts with our suppliers and customers. These amounts offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

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

SMCI | 2023 Form 10-K | 43

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

Operating expenses for fiscal years 2023, 2022 and 2021 are as follows (dollars in millions):

	Years Ended June 30,			2023 over 2022 Change		2022 over 2021 Change
	2023	2022	2021	$	%	$	%
Research and development	$307.3	$272.3	$224.4	$35.0	12.9%	$47.9	21.3%
Percentage of total net sales	4.3%	5.2%	6.3%
Sales and marketing	115.0	90.1	85.7	24.9	27.6%	4.4	5.1%
Percentage of total net sales	1.6%	1.7%	2.4%
General and administrative	99.6	102.4	100.5	(2.8)	(2.7)%	1.9	1.9%
Percentage of total net sales	1.4%	2.0%	2.8%
Total operating expenses	$521.9	$464.8	$410.6	57.1	12.3%	54.2	13.2%

Fiscal Year 2023 Compared with Fiscal Year 2022

The year-over-year increase in research and development expenses was primarily driven by a $43.5 million increase in compensation expenses due to salary increases, higher headcount and the cost of equity awards as we expanded our workforce and invested in key talent, and a $2.6 million increase in product development costs to support the development of next generation products and technologies, offset by a $11.1 million increase in research and development credits received from certain suppliers and customers.

The year-over-year increase in sales and marketing expenses was primarily driven by a $23.8 million increase in compensation expenses due to salary increases, higher headcount and the cost of equity awards and a $4.6 million increase in travel and trade show expenses to drive new sales opportunities for our products and customer support, offset by a $3.5 million increase in marketing development funds received.

The year-over-year decrease in general and administrative expenses was primarily due to a $5.2 million decrease in professional fees and other, a $2.0 million decrease in litigation settlement expenses relating to a derivative lawsuit, partially offset by an increase of $4.4 million in compensation expenses associated with the cost of equity awards.

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

Interest expense represents interest expense on our term loans and lines of credit.

SMCI | 2023 Form 10-K | 44

Interest and other income (expense), net for fiscal years 2023, 2022 and 2021 are as follows (dollars in millions):

	Years Ended June 30,			2023 over 2022 Change		2022 over 2021 Change
	2023	2022	2021	$	%	$	%
Other income (expense), net	$3.6	$8.1	$(2.8)	$(4.5)	(55.6)%	$10.9	(389.3)%
Interest expense	(10.5)	(6.4)	(2.5)	(4.1)	64.1%	(3.9)	156.0%
Interest and other income (expense), net	$(6.9)	$1.7	$(5.3)	$(8.6)	(505.9)%	$7.0	(132.1)%

Fiscal Year 2023 Compared with Fiscal Year 2022

The change of $8.6 million in interest and other income (expense), net was primarily attributable to a $4.5 million decrease in foreign exchange gain due to unfavorable currency fluctuations primarily related to our borrowing facilities in Taiwan and a $4.1 million increase in interest expense due to increase in interest rates on our outstanding loan balances.

Fiscal Year 2022 Compared with Fiscal Year 2021

The change of $7.0 million in interest and other income (expense), net was primarily attributable to a $10.9 million increase in foreign exchange gain due to favorable currency fluctuations primarily related to our borrowing facilities in Taiwan offset by a $3.9 million increase in interest expense due to increase in loan balances and interest rates.

Provision for Income Taxes

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, which primarily include the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, certain non-deductible expenses, tax benefits from foreign derived intangible income and stock-based compensation. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Part II, Item 8, Note 11, “Income Taxes” to the consolidated financial statements in this Annual Report.

Provision for income taxes and effective tax rates for fiscal years 2023, 2022 and 2021 are as follows (dollars in millions):

	Years Ended June 30,			2023 over 2022 Change		2022 over 2021 Change
	2023	2022	2021	$	%	$	%
Income tax provision	$110.7	$52.9	$6.9	$57.8	109.3%	$46.0	666.7%
Percentage of total net sales	1.6%	1.0%	0.2%
Effective tax rate	14.7%	15.7%	5.8%

Fiscal Year 2023 Compared with Fiscal Year 2022

The year-over-year decrease in the effective tax rate is attributable to higher tax deductions from disqualified disposition of stock-based compensation, an increase in the R&D tax credit, and an increase in foreign-derived income. As a result of these favorable elements which were partially offset by certain unfavorable items including an increase in state taxes, the total effective tax rate decreased by 1%, declining from 15.7% in the fiscal year ended June 30, 2022, to 14.7% in the fiscal year ended June 30, 2023.

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

Share of Income (Loss) from Equity Investee, Net of Taxes

Share of income from equity investee, net of taxes represents our share of income (loss) from the Corporate Venture in which we have a 30% ownership.

SMCI | 2023 Form 10-K | 45

Share of income (loss) from equity investee, net of taxes for fiscal years 2023, 2022 and 2021 are as follows (dollars in millions):

	Years Ended June 30,			2023 over 2022 Change		2022 over 2021 Change
	2023	2022	2021	$	%	$	%
Share of income (loss) from equity investee, net of taxes	$(3.6)	$1.2	$0.2	$(4.8)	(400.0)%	$1.0	(500.0)%
Percentage of total net sales	—%	—%	—%

Fiscal Year 2023 Compared with Fiscal Year 2022

The period-over-period decrease of $4.8 million in share of income from equity investee, net of taxes was primarily due to lower net income recognized by the Corporate Venture.

Fiscal Year 2022 Compared with Fiscal Year 2021

The period-over-period increase of $1.0 million in share of income from equity investee, net of taxes was primarily due to more net income recognized by the Corporate Venture.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities, particularly in relation to an increase in the need for working capital due to longer supply chain manufacturing and delivery times as well as the financing of real property acquisitions and funds received from the exercise of employee stock options. Our cash and cash equivalents were $440.5 million and $267.4 million as of June 30, 2023 and 2022, respectively. Our cash in foreign locations was $192.3 million and $169.5 million as of June 30, 2023 and 2022, respectively.
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
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the issuance of these consolidated financial statements. On June 17, 2023, the Company through the Taiwan subsidiary, entered into a Notification and Confirmation pursuant to which the Taiwan subsidiary and E.SUN Bank agreed to drawdowns of up to US$30 million for an import o/a financing loan with a tenor of 120 days (the “2023 Import O/A Loan”). We continue to evaluate financing options that may be required to support the growth of our business, if it occurs more rapidly than anticipated.

On January 29, 2021, a duly authorized subcommittee of the Board of Directors approved the Prior Repurchase Program, which permitted us to repurchase up to an aggregate of $200.0 million of our common stock at market prices. The program was effective until the earlier of July 31, 2022 or the date when the maximum amount of common stock is repurchased. We had $150.0 million of remaining availability under the Prior Repurchase Program as of June 30, 2022, and such program subsequently expired on July 31, 2022.

On August 3, 2022, after the expiration of the Prior Share Repurchase Program on July 31, 2022, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of our common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first. We repurchased 1,553,350 shares of common stock for $150 million during the fiscal year ended June 30, 2023 under this program and had $50.0 million of remaining availability as of June 30, 2023.

SMCI | 2023 Form 10-K | 46

Our key cash flow metrics were as follows (dollars in millions):

	Years Ended June 30,			2023 over 2022	2022 over 2021
	2023	2022	2021
Net cash provided by (used in) operating activities	$663.6	$(440.8)	$123.0	$1,104.4	$(563.8)
Net cash used in investing activities	$(39.5)	$(46.3)	$(58.0)	$6.8	$11.7
Net cash (used in) provided by financing activities	$(448.3)	$522.9	$(44.4)	$(971.2)	$567.3
Net increase in cash, cash equivalents and restricted cash	$172.4	$35.1	$21.1	$137.3	$14.0

Operating Activities

Net cash provided by operating activities increased by $1,104.4 million for fiscal year 2023 as compared to fiscal year 2022. The increase was primarily due to an increase in net cash provided from net working capital of $796.7 million, a $354.8 million increase in net income due to the increase in sales of our products and solutions, a $21.6 million increase in stock-based compensation expense as a result of an increase in the cost of equity awards, a $11.1 million decrease in unrealized gain due to currency fluctuation, and a $6.4 million increase in other non-cash items. These changes are offset by an increase of $86.2 million in deferred income taxes primarily due to increase in capitalized research and development costs.

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

Investing Activities

Net cash used in investing activities was $39.5 million, $46.3 million and $58.0 million for fiscal years 2023, 2022 and 2021, respectively, as we invested in our Green Computing Park in San Jose to expand our manufacturing capacity and office, expanded our Bade Facility in Taiwan and made purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities increased by $971.2 million for fiscal year 2023 as compared to fiscal year 2022 primarily due to repurchases of our common stock for $150.0 million reflecting our commitment to return value to our shareholders and repayment of net borrowings of $813.2 million. Net cash used in financing activities increased by $567.3 million for fiscal year 2022 as compared to fiscal year 2021 primarily due to an increase of $446.2 million in proceeds from borrowings net of repayment, offset by a $130.0 million decrease in stock repurchases.

Other Factors Affecting Liquidity and Capital Resources

Refer to Part II, Item 8, Note 7, “Short-term and Long-term Debt” in our notes to consolidated financial statements in this Annual Report on Form 10-K for further information on our outstanding debt.

SMCI | 2023 Form 10-K | 47

Capital Expenditure Requirements

We anticipate our capital expenditures in fiscal year 2024 will be in range of $105.0 million to $115.0 million, relating primarily to costs associated with our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. During the second quarter of fiscal year 2023, we entered into a letter of understanding to acquire land in Malaysia to expand our manufacturing operations. A definitive agreement to acquire such land, subject to various conditions, was subsequently executed in January 2023. We are obtaining early access to such land prior to the acquisition, and we anticipate additional capital expenditures in fiscal year 2024 of $75.0 million (included in the above range) for such initiative. In addition, we will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

We intend to continue to focus our capital expenditures in fiscal year 2024 to support the growth of our operations. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings and investments in our office facilities and our IT system infrastructure.

Contractual Obligations

Our estimated future obligations as of June 30, 2023, include both current and long term obligations. For our long-term debt as noted in Part II, Item 8, Note 7, “Short-term and Long-term Debt”, we have a current obligation of $170.1 million and a long-term obligation of $120.2 million. Under our operating leases as noted in Part II, Item 8, Note 8, "Leases", we have a current obligation of $7.8 million and a long-term obligation of $12.2 million. As noted in Part II, Item 8, Note 12, "Commitments and Contingencies", we have current obligations related to noncancelable purchase commitments of $2.3 billion.

We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Part II, Item 8, Note 11, “Income Taxes” to the consolidated financial statements in this Annual Report for a discussion of income taxes.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Part II, Item 8, Note 1, “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report.

SMCI | 2023 Form 10-K | 48

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2023, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.20% to 7.08% at June 30, 2023. Based on the outstanding principal indebtedness of $290.3 million under our credit facilities as of June 30, 2023, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. Realized and unrealized foreign exchange gain (loss) for fiscal years 2023, 2022 and 2021 was $0.2 million, $7.7 million and $(3.2) million, respectively.
SMCI | 2023 Form 10-K | 49

Item 8.        Financial Statements and Supplementary Data

SMCI | 2023 Form 10-K | 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Super Micro Computer, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
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
SMCI | 2023 Form 10-K | 51

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
•We assessed management’s estimate on reserve rates by recalculating historical reserve rates across multiple fiscal periods. We compared our independently developed historical reserve rates with the reserve rates used by management to evaluate management’s ability to accurately estimate excess and obsolete inventory.
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

/s/ Deloitte & Touche LLP
San Jose, California
August 25, 2023
We have served as the Company's auditor since fiscal 2003.

SMCI | 2023 Form 10-K | 52

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	June 30,	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$440,459	$267,397
Accounts receivable, net of allowance for credit losses of $82 and $1,753 at June 30, 2023 and 2022, respectively (including amounts receivable from related parties of $5,473 and $8,398 at June 30, 2023 and 2022, respectively)	1,148,259	834,513
Inventories	1,445,564	1,545,606
Prepaid expenses and other current assets (including receivables from related parties of $27,732 and $24,412 at June 30, 2023 and 2022, respectively)	145,144	158,799
Total current assets	3,179,426	2,806,315
Property, plant and equipment, net	290,240	285,972
Deferred income taxes, net	162,654	69,929
Other assets	42,409	42,861
Total assets	$3,674,729	$3,205,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $89,134 and $87,355 at June 30, 2023 and 2022, respectively)	$776,831	$655,403
Accrued liabilities (including amounts due to related parties of $14,017 and $18,676 at June 30, 2023 and 2022, respectively)	163,865	212,419
Income taxes payable	129,166	41,743
Short-term debt	170,123	449,146
Deferred revenue	134,667	111,313
Total current liabilities	1,374,652	1,470,024
Deferred revenue, non-current	169,781	122,548
Long-term debt	120,179	147,618
Other long-term liabilities	37,947	39,140
Total liabilities	1,702,559	1,779,330
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000; Outstanding shares: 52,901 and 52,311 at June 30, 2023 and 2022, respectively
Issued shares: 52,901 and 52,311 at June 30, 2023 and 2022, respectively	538,352	481,741
Accumulated other comprehensive income	639	911
Retained earnings	1,433,014	942,923
Total Super Micro Computer, Inc. stockholders’ equity	1,972,005	1,425,575
Noncontrolling interest	165	172
Total stockholders’ equity	1,972,170	1,425,747
Total liabilities and stockholders’ equity	$3,674,729	$3,205,077

See accompanying notes to consolidated financial statements.
SMCI | 2023 Form 10-K | 53

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2023	2022	2021
Net sales (including related party sales of $60,537, $147,091, and $79,018 in fiscal years 2023, 2022 and 2021, respectively)	$7,123,482	$5,196,099	$3,557,422
Cost of sales (including related party purchases of $384,762, $371,076, and $239,558 in fiscal years 2023, 2022 and 2021, respectively)	5,840,470	4,396,098	3,022,884
Gross profit	1,283,012	800,001	534,538
Operating expenses:
Research and development	307,260	272,273	224,369
Sales and marketing	115,025	90,126	85,683
General and administrative	99,585	102,435	100,539
Total operating expenses	521,870	464,834	410,591
Income from operations	761,142	335,167	123,947
Other income (expense), net	3,646	8,079	(2,834)
Interest expense	(10,491)	(6,413)	(2,485)
Income before income tax provision	754,297	336,833	118,628
Income tax provision	(110,666)	(52,876)	(6,936)
Share of (loss) income from equity investee, net of taxes	(3,633)	1,206	173
Net income	$639,998	$285,163	$111,865
Net income per common share:
Basic	$12.09	$5.54	$2.19
Diluted	$11.43	$5.32	$2.09
Weighted-average shares used in calculation of net income per common share:
Basic	52,925	51,478	51,157
Diluted	55,970	53,615	53,507

See accompanying notes to consolidated financial statements.

SMCI | 2023 Form 10-K | 54

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2023	2022	2021
Net income	$639,998	$285,163	$111,865
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain and other	(223)	(247)	605
Net change in defined benefit obligations	(49)	705	—
Total other comprehensive (loss) income, net of tax	(272)	458	605
Total comprehensive income	$639,726	$285,621	$112,470

See accompanying notes to consolidated financial statements.
SMCI | 2023 Form 10-K | 55

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	53,741,828	$389,972	(1,333,125)	$(20,491)	$(152)	$696,211	$167	$1,065,707
Exercise of stock options, net of taxes	1,645,800	28,387	—	—	—	—	—	28,387
Release of common stock shares upon vesting of restricted stock units	1,011,406	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(274,620)	(8,721)	—	—	—	—	—	(8,721)
Share repurchase and retirement	(5,542,336)	(175)	1,333,125	20,491	—	(150,316)	—	(130,000)
Stock-based compensation	—	28,549	—	—	—	—	—	28,549
Other comprehensive income	—	—	—	—	605	—	—	605
Net income	—	—	—	—	—	111,865	6	111,871
Balance at June 30, 2021	50,582,078	$438,012	—	$—	$453	$657,760	$173	$1,096,398
Exercise of stock options, net of taxes	1,197,756	20,994	—	—	—	—	—	20,994
Release of common stock shares upon vesting of restricted stock units	763,641	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(232,461)	(10,081)	—	—	—	—	—	(10,081)
Stock-based compensation	—	32,816	—	—	—	—	—	32,816
Other comprehensive income	—	—	—	—	458	—	—	458
Net income (loss)	—	—	—	—	—	285,163	(1)	285,162
Balance at June 30, 2022	52,311,014	$481,741	—	$—	$911	$942,923	$172	$1,425,747
Exercise of stock options, net of taxes	1,454,811	30,466	—	—	—	—	—	30,466
Release of common stock shares upon vesting of restricted stock units	993,635	—	—	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(304,752)	(28,197)	—	—	—	—	—	(28,197)
Share repurchases and retirement	(1,553,350)	(91)	—	—	—	(149,907)	—	(149,998)
Stock-based compensation	—	54,433	—	—	—	—	—	54,433
Other comprehensive loss	—	—	—	—	(272)	—	—	(272)
Net income (loss)	—	—	—	—	—	639,998	(7)	639,991
Balance at June 30, 2023	52,901,358	$538,352	—	$—	$639	$1,433,014	$165	$1,972,170

See accompanying notes to consolidated financial statements.
SMCI | 2023 Form 10-K | 56

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$639,998	$285,163	$111,865
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,904	32,471	28,185
Stock-based compensation expense	54,433	32,816	28,549
Share of loss (income) from equity investee	3,633	(1,206)	(173)
Foreign currency exchange (gain) loss	(2,619)	(13,747)	2,482
Deferred income taxes, net	(92,969)	(6,817)	(8,390)
Other	(668)	368	(1,044)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $2,925, $280 and $34 in fiscal years 2023, 2022 and 2021, respectively)	(311,897)	(372,438)	(60,145)
Inventories	100,042	(504,642)	(189,466)
Prepaid expenses and other assets (including changes in related party balances of $(3,320), $(575) and $(3,969) in fiscal years 2023, 2022 and 2021, respectively)	8,313	(28,794)	(5,291)
Accounts payable (including changes in related party balances of $1,779, $17,259 and $(2,272) in fiscal years 2023, 2022 and 2021, respectively)	127,135	50,145	189,309
Income taxes payable	87,423	29,002	8,041
Accrued liabilities (including changes in related party balances of $(4,659), $148 and $2,322 in fiscal years 2023, 2022 and 2021, respectively)	(50,311)	35,891	24,705
Deferred revenue	70,587	31,544	(1,452)
Other long-term liabilities (including changes in related party balances of $(321), $499 and $(1,699) in fiscal years 2023, 2022 and 2021, respectively)	(4,424)	(10,557)	(4,220)
Net cash provided by (used in) operating activities	663,580	(440,801)	122,955
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $7,844, $4,818 and $7,347 in fiscal years 2023, 2022 and 2021, respectively)	(36,793)	(45,182)	(58,016)
Investment in a privately-held company	(500)	(1,100)	—
Acquisition, net of cash acquired	(2,193)	—	—
Net cash used in investing activities	(39,486)	(46,282)	(58,016)
FINANCING ACTIVITIES:
Proceeds from borrowings	1,093,860	1,153,317	127,059
Repayment of debt	(1,394,391)	(640,695)	(60,629)
Payment of other fees for debt financing	—	(592)	(561)
Proceeds from exercise of stock options, net of taxes	30,466	20,994	28,387
Changes in obligations under capital leases	(33)	(72)	25
Payment of withholding tax on vesting of restricted stock units	(28,197)	(10,081)	(8,721)
Stock repurchases	(149,998)	—	(130,000)
Net cash (used in) provided by financing activities	(448,293)	522,871	(44,440)
Effect of exchange rate fluctuations on cash	(3,400)	(678)	560
Net increase in cash, cash equivalents and restricted cash	172,401	35,110	21,059
Cash, cash equivalents and restricted cash at beginning of year	268,559	233,449	212,390
Cash, cash equivalents and restricted cash at end of year	$440,960	$268,559	$233,449

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,541	$5,492	$1,948
Cash paid for taxes, net of refunds	$114,963	$19,690	$2,914
SMCI | 2023 Form 10-K | 57

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $810, $689 and $400 as of June 30, 2023, 2022 and 2021, respectively)	$2,181	$7,825	$9,003
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$3,197	$11,151	$3,258
See accompanying notes to consolidated financial statements.
SMCI | 2023 Form 10-K | 58

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Organization and Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer” or the “Company”) was incorporated in 1993. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server and storage solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in the United States, the Netherlands, Taiwan, China and Japan.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements of Super Micro Computer include the accounts of Super Micro Computer and entities consolidated under the variable interest model or the voting interest model. Noncontrolling interests are not presented separately in the consolidated statements of operations and consolidated statements of comprehensive income as the amounts are immaterial. All intercompany accounts and transactions of Super Micro Computer and its consolidated entities (collectively, the "Company") have been eliminated in consolidation. For equity investments over which the Company is able to exercise significant influence over the investee but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments in equity securities which do not have readily determinable fair values and for which the Company is not able to exercise significant influence over the investee are accounted for under the measurement alternative which is the cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar securities of the same investee.

During the year ended June 30, 2023, the Company completed the acquisition of 100% of the common shares of Gemini Open Cloud Computing Inc. (“Gemini”) for a total purchase consideration of $2.5 million, subject to a holdback of $0.3 million due one year from the closing date of the acquisition. The revenue and results of operations of Gemini since the acquisition date on April 17, 2023 were not material and have been included in the Company’s consolidated financial statements for fiscal 2023. The purchase price was allocated to tangible and identified intangible assets acquired and liabilities assumed based on estimated fair values. The goodwill is primarily attributable to the planned growth in the combined business of Super Micro Computer and Gemini. Goodwill of $1.8 million is recorded within other assets in the consolidated balance sheets and is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill recognized in the acquisition is not expected to be deductible for foreign tax purposes. Acquisition-related costs attributable to Gemini were not material and included in selling, general and administrative expense for the year ended June 30, 2023. Pro forma earnings and revenues as if this acquisition had occurred at the beginning of fiscal 2022 were not presented as they were not material.

Certain prior year balances have been reclassified to conform with the current year financial statement presentation. In order to conform with current period presentation Investment in Equity Investee has been grouped with Other Assets on the consolidated balance sheet as of June 30, 2022. Additionally, certain prior year amounts within cash from operating activities in the consolidated statements of cash flows have been reclassified to conform to current year presentation. These changes in presentation do not affect previously reported results.

SMCI | 2023 Form 10-K | 59

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to revenue recognition, allowances for credit losses and sales returns, inventory valuation, useful lives of property, plant and equipment, product warranty accruals, stock-based compensation, impairment of investments and long-lived assets, and income taxes. The Company’s estimates are evaluated on an ongoing basis and changes in the estimates are recognized prospectively. Actual results could differ from those estimates. These estimates and judgements have not fluctuated significantly for the fiscal year ended June 30, 2023 compared to prior fiscal years. The Company considered estimates of the economic implications of the COVID-19 pandemic pressures, global economic recession, inflation and increased interest rates on its critical and significant accounting estimates, including an assessment of the collectability of each customer contract as part of the revenue recognition process, assessment of the valuation of accounts receivable, assessment of provision for excess and obsolete inventory and an impairment of long-lived assets.

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

SMCI | 2023 Form 10-K | 60

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 to 5 years
Machinery and equipment	5 to 7 years
Furniture and fixtures	5 years
Buildings	39 years
Building improvements	Up to 20 years
Land improvements	15 years
Leasehold improvements	Shorter of lease term or estimated useful life

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

SMCI | 2023 Form 10-K | 61

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price for each customer contract to each performance obligation based on the relative standalone selling price ("SSP") for each performance obligation within each contract. The Company recognizes the amount of transaction price allocated to each performance obligation within a customer contract as revenue at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgement. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company applies judgment to estimate the SSP. For substantially all performance obligations, the Company is able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. The Company typically establishes an SSP range for its products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for the Company’s products and services can evolve over time due to changes in its pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations which can also be influenced by intense competition, changes in demand for the Company’s products and services, economic and other factors.

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

SMCI | 2023 Form 10-K | 62

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Allowance for Credit Losses

Customers are subjected to a credit review process that evaluates each customer’s financial position and ability and intent to pay. On a quarterly basis, the Company makes estimates of its uncollectible accounts receivable by analyzing the aging of accounts receivable, history of bad debts, customer concentrations, customer-credit-worthiness, and current economic trends to evaluate the adequacy of the allowance for credit losses. The Company's recovery of net of allowance for credit losses was $(0.01) million, $(0.8) million, and $(0.8) million in fiscal years 2023, 2022 and 2021, respectively.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses including stock-based compensation, equipment and facility expenses, warranty costs and provision for lower of cost or net realizable value and excess and obsolete inventory.

Product Warranties

The Company offers product warranties typically ranging from 15 to 39 months against any defective products. These standard warranties are assurance type warranties, and the Company does not offer any services beyond the assurance that the product will continue working as specified. Therefore, these warranties are not considered separate performance obligations in the arrangement. Based on historical experience, the Company accrues for estimated returns of defective products at the time revenue is recognized. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are recorded to cost of sales and included in accrued liabilities and other long-term liabilities. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions, changes in the volume of claims compared with the Company's historical experience, and the changes in the cost of servicing warranty claims. The Company accounts for the effect of such changes in estimates prospectively. The following table presents for the fiscal years ended June 30, 2023, 2022 and 2021, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities and other long-term liabilities (in thousands):

	Years Ended June 30,
	2023	2022	2021
Balance, beginning of the year	$12,137	$12,863	$12,379
Provision for warranty	35,407	28,150	29,638
Costs utilized	(33,784)	(29,872)	(30,575)
Change in estimated liability for pre-existing warranties	1,099	996	1,421
Balance, end of the year	$14,859	$12,137	$12,863
Current portion	9,079	9,073	10,185
Non-current portion	$5,780	$3,064	$2,678

Research and Development

Research and development expenses consist of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for the Company's research and development personnel, as well as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to the Company's research and development activities. All research and development costs are expensed as incurred. The Company occasionally receives funding from certain suppliers and customers towards its development efforts. Such amounts are recorded as a reduction of research and development expenses and were $20.0 million, $8.2 million, and $10.9 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

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
SMCI | 2023 Form 10-K | 63

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs, net of reimbursements received under the cooperative marketing arrangements with the Company's vendors, are expensed as incurred. Total advertising and promotional expenses were $2.0 million, $0.1 million and $4.1 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, net of credits from marketing development funds.

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

Operating Leases

For operating leases with lease terms of more than 12 months, operating lease ROU assets are recorded in long-term other assets, and lease liabilities are recorded in accrued liabilities and other long-term liabilities on the consolidated balance sheet. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company elected to apply the short-term lease recognition exemption and does not recognize ROU asset and lease liabilities for leases with an initial term of 12 months or less and recognizes as expense the payments under such leases on a straight-line basis over the lease term. The Company's leases with an initial term of 12 months or less are immaterial.

SMCI | 2023 Form 10-K | 64

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

SMCI | 2023 Form 10-K | 65

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

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each party contributed $0.2 million for a 50% ownership interest of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the fiscal years ended 2023, 2022 and 2021, the accounts of the Management Company were consolidated with the accounts of Super Micro Computer, and a noncontrolling interest was recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's consolidated statements of operations.

Foreign Currency Transactions

The functional currency of the Company’s international subsidiaries is the U.S. dollar, with the exception of Super Micro Asia and Technology Park, Inc., a consolidated variable interest entity, and Gemini. Monetary assets and liabilities of the Company's international subsidiaries that are denominated in foreign currency are remeasured into U.S. dollars at period-end exchange rates. Non-monetary assets and liabilities that are denominated in the foreign currency are remeasured into U.S. dollars at the historical rates. Revenue and expenses that are denominated in the foreign currency are remeasured into U.S. dollars at the average exchange rates during the period. Remeasurement of foreign currency accounts and resulting foreign exchange transaction gains and losses, are reflected in the consolidated statements of operations in other income (expense), net.

The functional currency of Super Micro Asia and Technology Park, Inc. and Gemini is New Taiwanese Dollar (“NTD”). Assets and liabilities are translated to U.S. dollars at the period-end exchange rate. Revenues and expenses are translated using the average exchange rate for the period. The effects of foreign currency translation are included in stockholders’ equity as a component of accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets and periodic movements are summarized as a line item in the consolidated statements of comprehensive income.

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

SMCI | 2023 Form 10-K | 66

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

The computation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2023	2022	2021
Numerator:
Net income	$639,998	$285,163	$111,865

Denominator:
Weighted-average shares outstanding	52,925	51,478	51,157
Effect of dilutive securities	3,046	2,137	2,350
Weighted-average diluted shares	55,970	53,615	53,507

Basic net income per common share	$12.09	$5.54	$2.19
Diluted net income per common share	$11.43	$5.32	$2.09

For the fiscal years ended June 30, 2023, 2022 and 2021, the Company had stock options, RSUs and PRSUs outstanding that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 177,795, 475,529, and 670,179 for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 13.5% and 30.7% of total purchases for the fiscal year ended June 30, 2023. The same two suppliers accounted for 18.1% and 11.4% of total purchases for the fiscal year ended June 30, 2022. The same two suppliers accounted for 20.3% and 11.8% of total purchases for the fiscal years ended June 30, 2021. Purchases from Ablecom and Compuware, related parties of the Company as noted in Part II, Item 8, Note 9, "Related Party Transactions," accounted for a combined 6.6%, 8.3%, and 7.8% of total cost of sales for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, investment in an auction rate security and accounts receivable. No single customer accounted for 10% or more of the net sales in any of fiscal years 2023, 2022 and 2021. Two customers accounted for 22.9% and 19.3% of accounts receivable, net as of June 30, 2023 and another customer accounted for 21.7% of accounts receivable, net as of June 30, 2022.

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

SMCI | 2023 Form 10-K | 67

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued amended guidance, Simplifying the Accounting for Income Taxes, to remove certain exceptions to the general principles from ASC 740 - Income Taxes, and to improve consistent application of U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company from July 1, 2021. The adoption of the guidance in the fiscal year ended 2022 did not have a material impact on its consolidated financial statements and disclosures.

In March 2020, the FASB issued authoritative guidance, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts affected by reference rate reform if certain criteria are met. In December 2022, FASB issued ASU 2022-06 (ASC Topic 848) and deferred the sunset date from December 31, 2022 to December 31, 2024. The Company adopted the guidance in the quarter ended June 30, 2023 on a prospective basis and has transitioned from an interest rate based on LIBOR to Secured Overnight Financing Rate ("SOFR"). The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of June 30, 2023 and June 30, 2022. See Part II, Item 8, Note 1, "Organization and Summary of Significant Accounting Policies," for a discussion of the Company’s policies regarding the fair value hierarchy. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of June 30, 2023.

SMCI | 2023 Form 10-K | 68

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of June 30, 2023 and 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$20,823	$—	$—	$20,823
Certificates of deposit(2)	—	462	—	462
Auction rate security	—	—	1,843	1,843
Total assets measured at fair value	$20,823	$462	$1,843	$23,128

June 30, 2022	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$20,220	$—	$—	$20,220
Certificates of deposit(2)	—	832	—	832
Auction rate security	—	—	1,590	1,590
Total assets measured at fair value	$20,220	$832	$1,590	$22,642

(1) $20.6 million and $20.0 million in money market funds are included in cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the consolidated balance sheets as of June 30, 2023 and 2022, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.1 million and $0.3 million in certificates of deposit are included in prepaid expenses and other assets, and $0.2 million and $0.3 million in certificates of deposit are included in restricted cash, non-current in other assets in the consolidated balance sheets as of June 30, 2023 and 2022, respectively.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the fiscal year ended June 30, 2023 and 2022, the credit losses related to the Company’s investments were not material.
There was an immaterial movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for fiscal years 2023 and 2022.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in fiscal years 2023 and 2022.

The following is a summary of the Company’s investment in an auction rate security as of June 30, 2023 and 2022 (in thousands):

	June 30, 2023
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$287	$(194)	$1,843

	June 30, 2022
	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$—	$(160)	$1,590

SMCI | 2023 Form 10-K | 69

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the fiscal year ended June 30, 2023, the Company recognized $0.3 million of unrealized gain for the auction rate security in other comprehensive income based on the current valuation. For the fiscal year ended June 30, 2022, the Company recognized $0.03 million of unrealized gain for the auction rate security in other comprehensive income based on the current valuation. For the fiscal year ended June 30, 2021, the Company's loss recognized in other comprehensive income for the auction rate security was immaterial.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2023 and 2022, total debt of $290.3 million and $596.8 million, respectively, is reported at amortized cost. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $1.7 million and $1.2 million as of June 30, 2023, and 2022, respectively. The Company accounts for these investments at cost minus impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the years ended June 30, 2023 and 2022, the Company did not record any upward or downward adjustments to the carrying values of the non-marketable equity securities related to observable price changes. The Company also did not record any impairment to the carrying values of the non-marketable equity securities during fiscal year 2023, 2022 and 2021.

Note 3.         Revenue

    Disaggregation of Revenue

The Company disaggregates revenue by type of product and geographical market in order to depict the nature, amount, and timing of revenue and cash flows. Service revenues, which are less than 10%, are not a significant component of total revenue and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2023	2022	2021
Server and storage systems	$6,569,814	$4,463,833	$2,790,305
Subsystems and accessories	553,668	732,266	767,117
Total	$7,123,482	$5,196,099	$3,557,422

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of serverboards, chassis and accessories.

SMCI | 2023 Form 10-K | 70

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
International net sales are based on the country and geographical region to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Years Ended June 30,
	2023	2022	2021
United States	$4,834,061	$3,035,523	$2,107,910
Asia	1,050,837	1,139,898	699,653
Europe	1,003,046	825,200	614,826
Other	235,538	195,478	135,033
Total	$7,123,482	$5,196,099	$3,557,422

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of advance consideration received from non-cancellable non-refundable contract liabilities relating to the sale of future products. Revenue recognized during fiscal year ended June 30, 2023, which was included in the opening deferred revenue balance as of June 30, 2022, of $233.8 million, was $109.0 million.

Deferred revenue increased $70.6 million as of June 30, 2023, as compared to the fiscal year ended June 30, 2022. This increase was mainly due to deferral on invoiced amounts for service contracts during the period exceeding the recognized revenue from contracts entered into in prior periods. This was accompanied by a $5.4 million increase in non-cancellable non-refundable advance consideration or cash consideration received from customers which preceded the Company's satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months.

    Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of June 30, 2023, was approximately $304.4 million. The Company expects to recognize approximately 44% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

SMCI | 2023 Form 10-K | 71

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

Note 4.        Accounts Receivable Allowances

The Company has established an allowance for credit losses. The allowance for credit losses is based upon the age of outstanding receivables, credit risk of specific customers, historical trends related to past losses and other relevant factors. Accounts receivable allowances as of June 30, 2023, 2022 and 2021 consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses (Recovered), net	Write-offs	Ending Balance
Allowance for credit losses
Year ended June 30, 2023	$1,753	$(13)	$(1,659)	$82
Year ended June 30, 2022	$2,591	$(840)	$2	$1,753
Year ended June 30, 2021	$4,586	$(820)	$(1,175)	$2,591

Note 5.        Inventories

Inventories as of June 30, 2023 and 2022 consisted of the following (in thousands):

	June 30,
	2023	2022
Finished goods	$1,045,177	$1,025,555
Work in process	71,874	209,576
Purchased parts and raw materials	328,513	310,475
Total inventories	$1,445,564	$1,545,606

SMCI | 2023 Form 10-K | 72

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6.        Property, Plant, and Equipment

Property, plant and equipment as of June 30, 2023 and 2022 consisted of the following (in thousands):

	June 30,
	2023	2022
Buildings	$143,496	$143,509
Machinery and equipment	130,151	113,665
Land	86,642	84,616
Building and leasehold improvements(1)	59,634	55,034
Furniture and fixtures(1)	36,303	33,417
Software	23,098	23,186
Buildings construction in progress	303	303
	479,627	453,730
Accumulated depreciation and amortization	(189,387)	(167,758)
Property, plant and equipment, net	$290,240	$285,972

(1)Certain amounts have been reclassified from Furniture and fixtures to Building and leasehold improvements for the year ended June 30, 2022 to conform to current year presentation.

SMCI | 2023 Form 10-K | 73

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of June 30, 2023 and 2022 consisted of the following (in thousands):

	June 30,
	2023	2022
Line of credit:
2018 Bank of America Credit Facility	$—	$268,245
2022 Bank of America Credit Facility	—	9,500
Cathay Bank Line of Credit	131,583	30,000
2021 CTBC Credit Lines	—	84,800
HSBC Bank Credit Facility	—	30,000
2021 E.SUN Bank Credit Facility	—	7,800
Mega Bank Credit Facility	—	3,500
Total line of credit	131,583	433,845
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	26,853	33,643
CTBC Term Loan Facility, due June 4, 2030	38,208	40,372
2021 CTBC Credit Lines, due August 15, 2026	4,721	5,468
2021 E.SUN Bank Credit Facility, due September 15, 2026	33,513	43,064
2022 ESUN Bank Credit Facility, due August 15, 2027	16,756	—
Mega Bank Credit Facility, due September 15, 2026	38,668	40,372
Total term loans	158,719	162,919
Total debt	290,302	596,764
Short-term debt and current portion of long-term debt	170,123	449,146
Debt, non-current	$120,179	$147,618

SMCI | 2023 Form 10-K | 74

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of June 30, 2023 and June 30, 2022 consisted of the following (in thousands except for percentages):

	June 30, 2023		June 30, 2022
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$350,000	6.57%	$81,755	2.53%
2022 Bank of America Credit Facility	$20,000	3.36%	$10,500	1.85%
Cathay Bank Line of Credit	$417	7.08%	$102,000	4.00%
2021 CTBC Credit Lines	$—	—	$20,200	1.80% - 2.52%
2022 CTBC Credit Line	$105,000	3.33%	$—	—
Chang Hwa Bank Credit Facility	$20,000	6.58%	$20,000	3.50%
HSBC Bank Credit Facility	$50,000	4.50%	$—	1.95% - 2.20%
2021 E.SUN Bank Credit Facility	$—	—	$22,200	1.80%
2022 E.SUN Bank Credit Facility	$30,000	4.18%	$—	—
Mega Bank Credit Facility	$20,000	2.55%	$16,500	1.85%

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	1.55%	$—	1.18%
CTBC Term Loan Facility, due June 4, 2030	$—	1.20%	$—	0.83%
2021 CTBC Credit Lines, due August 15, 2026	$—	1.40%	$6,308	1.03%
2021 E.SUN Bank Credit Facility, due September 15, 2026	$7,734	1.75%	$10,766	1.37%
2022 ESUN Bank Credit Facility, due August 15, 2027	$—	1.75%	$—	—
Mega Bank Credit Facility, due September 15, 2026	$—	1.40% - 1.60%	$—	1.02% - 1.22%

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

SMCI | 2023 Form 10-K | 75

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2023 and 2022, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $0.0 million and $268.2 million, respectively. The interest rate under the 2018 Bank of America Credit Facility as of June 30, 2023 and 2022 was 6.57% and 2.53%, respectively. The balance of debt issuance costs outstanding as of June 30, 2023 and June 30, 2022 was $0.7 million and $1.0 million, respectively. The Company is in compliance with all covenants under the 2018 Bank of America Credit Facility, and as of June 30, 2023, the Company's available borrowing capacity was $350.0 million, subject to the borrowing base limitation and compliance with other applicable terms.

2022 Bank of America Credit Facility

On March 23, 2022, the Company through its Taiwan subsidiary entered into an Uncommitted Facility Agreement for credit lines with Bank of America – Taipei Branch (the “2022 Bank of America Credit Facility”), for an amount not to exceed in aggregate $20.0 million. The interest rate will be quoted by Bank of America - Taipei Branch for each drawdown. As of June 30, 2023 and 2022, the total outstanding borrowings were $0.0 million and $9.5 million, respectively, with an interest rate of 3.36% and 1.85%, respectively, per annum under the 2022 Bank of America Credit Facility. As of June 30, 2023, the amount available for future borrowing under the 2022 Bank of America Credit Facility was $20.0 million.

Cathay Bank

Cathay Bank Line of Credit

On May 19, 2022 (the “Cathay Bank Effective Date”), the Company entered into a Loan Agreement (the “Cathay Bank Loan Agreement”) with Cathay Bank pursuant to which Cathay Bank has agreed to provide a revolving line of credit of up to $132 million (the “Commitment”) for the five-year period following the Cathay Bank Effective Date. On the fifth anniversary of the Cathay Bank Effective Date, the total outstanding borrowings under the Cathay Bank Loan Agreement will automatically be converted into a five-year term loan. The interest rate under the Cathay Bank Loan Agreement is based upon either the SOFR index or prime rate index, at the Company’s quarterly election, plus a tiered spread that is based upon the average amounts deposited by the Company at Cathay Bank as a percentage of the Commitment. The spread is either 1.65% or 2.0% if the index is SOFR index, or 1.25% or 1.00% if the spread is the prime rate index with the higher spread applying in each case if an amount less than 25% of the Commitment is on deposit with Cathay Bank. Interest is payable monthly during the five-year period following the Cathay Bank Effective Date. After conversion to a term loan on the fifth anniversary of the Cathay Bank Effective Rate, interest is payable monthly based on a 20-year amortization schedule with the unpaid balance due at maturity. The Cathay Bank Loan Agreement has customary default provisions and is cross defaulted with other indebtedness to the extent such default causes a material adverse effect with respect to the Commitment. The Company is required to comply with certain covenants, including maintaining a fixed charge coverage ratio of at least 1.15:1.00. The Company is required to pay Cathay Bank an unused facility fee in the amount of 0.15% per annum of the undrawn Commitment payable quarterly in arrears. The Company is in compliance with all covenants under the Cathay Bank Loan Agreement.

Borrowings under the Cathay Bank Loan Agreement are secured against certain of the Company’s properties located in San Jose, California (the “Collateral”). The Company has agreed to indemnify Cathay Bank with respect to certain environmental matters with respect to the Collateral. The Collateral is subject to re-appraisal every two years at the election of Cathay Bank, and Cathay Bank reserves the right to reduce the Commitment in accordance with such appraised values. As of June 30, 2023 and 2022 the outstanding borrowings under the Cathay Bank Loan Agreement were $131.6 million and $30.0 million, respectively. As of June 30, 2023, the Company's available borrowing capacity was $0.4 million under the Cathay Bank Loan Agreement.

CTBC Bank

CTBC Credit Facility

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

SMCI | 2023 Form 10-K | 76

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2023 and 2022, the amounts outstanding under the 2020 CTBC Term Loan Facility were $38.2 million and $40.4 million, respectively. The interest rates for these loans were 1.20% per annum as of June 30, 2023 and 0.83% as of June 30, 2022.The Company was in compliance with all financial covenants under 2020 CTBC Term Loan Facility as of June 30, 2023.

CTBC 2021 Credit Lines

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

As of June 30, 2023 and 2022, under the 2021 CTBC Machine Loan, the amounts outstanding were $4.7 million and $5.5 million, respectively. The interest rates for these loans were 1.40% per annum as of June 30, 2023 and 1.03% as of June 30, 2022. As of June 30, 2023 and 2022, the outstanding borrowings under the 2021 CTBC Credit Facility revolving line of credit were $0.0 million and $84.8 million, respectively. The interest rates ranged from 1.80% to 2.52% as of June 30, 2022. The Company was in compliance with all financial covenants under 2021 CTBC Machine Loan as of June 30, 2023.

2022 CTBC Credit Line

Pursuant to banking practices in Taiwan to confirm loan agreements annually, on October 3, 2022, the Company through the Taiwan Subsidiary entered into an Agreement for Individually Negotiated Terms and Conditions with CTBC (such credit line, the “2022 CTBC Credit Line”) related to the 2021 CTBC Credit Lines. The terms of the 2022 CTBC Credit Line remain substantially similar to the 2021 CTBC Credit Line, except the 2022 CTBC Credit Line made certain minor amendments to the monthly interest payment date. The total borrowing cap under the whole arrangement is $105.0 million and NTD 1,550.0 million ($55.4 million U.S. dollar equivalent).

As of June 30, 2023, the amount available for future borrowing under the 2022 CTBC Credit Line was $105 million. As of June 30, 2023, the net book value of land and building located in Bade, Taiwan, collateralizing the 2022 CTBC Credit Line was $74.8 million.

SMCI | 2023 Form 10-K | 77

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

As of June 30, 2023 and 2022, the total outstanding borrowings under the Chang Hwa Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $26.9 million and $33.6 million, respectively. The interest rate under the Chang Hwa Bank Credit Facility as of June 30, 2023 and 2022 was 1.55% per annum and 1.175% per annum, respectively. As of June 30, 2023, the amount available for future borrowing under the Chang Hwa Bank Credit Facility was $20.0 million.

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

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, were to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the Old E.SUN Bank Effective Date for (i) a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) in financing for use in research and development activities (the “Term Loan”), and (ii) a $30.0 million import loan (the “Import Loan”) with a tenor of 120 days. As of June 30, 2023 and 2022, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $33.5 million and $43.1 million, respectively. The interest rates for the Term Loan were 1.75% per annum as of June 30, 2023 and 1.37% per annum as of June 30, 2022.
SMCI | 2023 Form 10-K | 78

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2022 E.SUN Bank Credit Facility

On August 9, 2022 (the “2022 E.SUN Bank Effective Date”), the Company through its Taiwan subsidiary, entered into a new General Credit Agreement with E.SUN Bank, which replaced the 2021 E.SUN Bank Credit Facility (the “2022 E.SUN Bank Credit Facility”). The 2022 E.SUN Bank Credit Facility permits borrowings of up to (i) NTD 1.8 billion ($61.0 million U.S. dollar equivalent) and (ii) US $30.0 million. Other terms of the 2022 E.SUN Bank Credit Facility are substantially identical to the 2021 E.SUN Bank Credit Facility. Generally, interest for base rate loans made under the 2022 E.SUN Bank Credit Facility are based upon an average interbank overnight call loan rate in the finance industry (such as TAIFX) plus a fixed margin and is subject to occasional adjustment. The 2022 E.SUN Bank Credit Facility has customary default provisions permitting E.SUN Bank to terminate or reduce the credit limit, shorten the credit period, or deem all liabilities due and payable, including in the event the Taiwan subsidiary has an overdue liability at another financial organization. The Company is not a guarantor of the New E.SUN Bank Credit Facility.

Terms for specific drawdown instruments issued under the 2022 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in a Notifications and Confirmation. Under a Notification and Confirmation entered into on the 2022 E.SUN Bank Effective Date, the Taiwan subsidiary and E.SUN Bank have agreed to both a Medium Term Credit Loan of NTD 680.0 million ($23.0 million U.S. dollar equivalent) with a tenor of five years (the “Medium Term Loan”) and a drawdown of US $30.0 million under the 2022 E.SUN Bank Credit Facility for an import loan with a tenor of 120 days (the “2022 Import O/A Loan”). With respect to the Medium Term Loan, the interest rate thereunder is based upon a floating annual rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis. Principal is amortized evenly on a monthly basis, with principal payments subject to a one year grace period prior to the commencement of repayment. The Medium Term Loan will be used by the Taiwan subsidiary to support its manufacturing activities (such as purchase of materials and components) (“Use of Proceeds”). Drawdowns may be in amounts of up to 80% of permitted Use of Proceeds expenses. The Taiwan subsidiary is subject to various financial covenants in connection with the Medium Term Loan, including a current ratio, net debt to equity ratio, and interest coverage ratio. The current Medium Term Loan and the prior medium term loan under the Prior E.SUN Bank Credit Facility shall not exceed in aggregate NTD 1.8 billion. With respect to the 2022 Import O/A Loan, the period of use is between April 28, 2022 and April 28, 2023. The interest rate thereunder is based on TAIFX3 plus a fixed margin, subject to negotiation on a monthly basis and adjustment under certain circumstances. Interest payments are due on a monthly basis, and the principal is repayable on the due date. Neither the Medium Term Loan nor 2022 Import O/A loan are secured. As of June 30, 2023, the amount outstanding under the Medium Term Loan was denominated in NTD and remeasured into US dollars of $16.8 million.

The Company was in compliance with all financial covenants under 2021 E.SUN Bank Credit Facility and 2022 E.SUN Bank Credit Facility as of June 30, 2023.

On June 17, 2023, the Company through the Taiwan subsidiary, entered into a Notification and Confirmation pursuant to which the Taiwan subsidiary and E.SUN Bank agreed to drawdowns of up to US$30 million for an import o/a financing loan with a tenor of 120 days (the “2023 Import O/A Loan”). The period of use is between May 16, 2023 and May 16, 2024. The interest rate thereunder is based on TAIFX3 plus a fixed margin, subject to negotiation on a monthly basis and adjustment under certain circumstances. Interest payments are due on a monthly basis, and principal is repayable on the due date. The 2023 Import O/A Loan is not secured. Such Notification and Confirmation replaced the Notification and Confirmation entered into on the 2022 E.SUN Bank Effective Date related to the 2022 Import O/A Loan.

As of June 30, 2023 and June 30, 2022, the amounts outstanding under the Import Loan were $0.0 million and $7.8 million, respectively. The interest rate for the fiscal year ended June 30, 2022 was 1.81% per annum. As of June 30, 2023, the amount available for future borrowing under the Import O/A Loan was $30 million.

SMCI | 2023 Form 10-K | 79

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

On February 7, 2023, the Company through the Taiwan subsidiary, entered into a new facility letter (the “New Facility Letter”) with the Taiwan affiliate of HSBC Bank which expanded the prior $30 million facility letter entered into with HSBC Bank on January 7, 2022. The New Facility Letter permits borrowings up to a combined aggregate limit of $50.0 million which may be comprised of borrowings under a New Taiwan Dollar revolving facility with a sub-limit of NTD 300 million (the “NTD Revolver”) and an export/seller facility with a sub-limit of $50 million (the “Export/Seller Facility”). Interest under both the NTD Revolver and Export/Seller Facility is based on HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments thereunder are due on a monthly basis, or such other interest period as agreed by HSBC Bank, and principal is repayable on the due date. Amounts due under the New Facility Letter are currently not secured, but subject to HSBC Bank’s right of set-off and right to repayment on demand and call for cash cover. As of June 30, 2023 and 2022, the outstanding borrowings under the HSBC Credit Facility were $0.0 million and $30.0 million, respectively. The interest rates for these loans were 4.50% per annum as of June 30, 2023 and ranged from 1.95% to 2.20% as of June 30, 2022. As of June 30, 2023, the amount available for future borrowing under the New Facility Letter was $50.0 million.

Mega Bank

Mega Bank Credit Facilities

On September 13, 2021 (the “Mega Bank Effective Date”), the Company through its Taiwan subsidiary entered into a NTD 1,200.0 million ($43.2 million U.S. dollar equivalent) credit facility (the “Mega Bank Credit Facility”) with Mega International Commercial Bank (“Mega Bank”). The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. The first drawdown date was on October 4, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate depends upon the amount borrowed under Mega Bank Credit Facility, and as of the Mega Bank Effective Date, ranged from 0.645% to 0.845% per annum. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable. As of June 30, 2023, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $38.7 million and the interest rates ranged from 1.40% to 1.60% per annum. As of June 30, 2022, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars of $40.4 million and the interest rates ranged from 1.02% to 1.22% per annum.

SMCI | 2023 Form 10-K | 80

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Credit Agreement with Mega Bank

On April 25, 2022, the Company through its Taiwan subsidiary, entered into a $20.0 million (or foreign currency equivalent) (the “2022 Credit Limit”) Omnibus Credit Authorization Agreement (the “2022 Omnibus Credit Authorization Agreement”) with Mega Bank. The 2022 Omnibus Credit Authorization Agreement permits individual credit authorizations subject to specified drawdown conditions up to the 2022 Credit Limit (on a revolving basis) to be used as loans for the purchase of materials or supplies.

Pursuant to the 2022 Omnibus Credit Authorization Agreement, the Taiwan subsidiary also entered into both a Credit Authorization Agreement (the “2022 Credit Authorization Agreement”) and Credit Authorization Approval Notice (the “2022 Credit Authorization Approval Notice”) with Mega Bank and an associated branch of Mega Bank, respectively. Pursuant to such Agreement and Notice, Mega Bank permits the Taiwan subsidiary to make drawdowns up to the 2022 Credit Limit for short-term loans for material purchases with a tenor not to exceed 120 days on a revolving basis. Drawdowns may be made through March 2023. The interest rate for each individual credit authorization is adjusted according to the Mega Bank’s USD basic loan interest rate at the time of signing the agreement which was 0.90% per annum. Interest on such drawdowns is based upon TAIFX OFFER for six months plus 0.23% then divided by 0.946, subject to periodic adjustment and adjustment in certain other circumstances, such as failure to maintain a sufficient balance in a demand deposit account with Mega Bank which are subject to the bank’s right of set off. The interest rate shall be adjusted once every month but shall not be lower than the USD basic loan interest rate plus 0.1%. If the loan involves the acceptance of a bill of exchange, the Company would be required to pay a handling fee at the annual rate of 0.75% calculated based on the number of actual acceptance days. The fee is paid in full upon acceptance and a minimum handling fee of NTD 400 is charged for each transaction. Amounts borrowed are otherwise unsecured, and the 2022 Credit Authorization Agreement has customary default provisions permitting Mega Bank to reduce the extension of credit, shorten the term for loan repayment or declare all of the amounts immediately due and payable. The Company is not a guarantor under the 2022 Credit Authorization Agreement or 2022 Credit Authorization Approval Notice.

On June 17, 2023, the Company through its Taiwan subsidiary, entered into a new Omnibus Credit Authorization Agreement (the “2023 Omnibus Authorization Agreement) and a Credit Authorization Approval Notice (the “2023 Credit Authorization Approval Notice”) with Mega Bank with the same 2022 Credit Limit which replaced the 2022 Omnibus Credit Authorization Agreement. Pursuant to such 2023 Credit Authorization Approval Notice, the associated Mega Bank branch permits the Taiwan subsidiary to make drawdowns up to the Credit Limit for short-term loans for material purchases and operating revolving with a tenor not to exceed 120 days for material purchases and 180 days on a revolving basis. Interest on material purchases drawdown denominated in US dollar is based upon TAIFX OFFER for either three or six months and operating revolving drawdown denominated in New Taiwan dollar is based upon TAIBOR OFFER for either three or six months, subject to periodic adjustment and adjustment in certain other circumstances, such as failure to maintain a sufficient balance in a demand deposit account with Mega Bank which are subject to the bank’s right of set off. Amounts borrowed are otherwise unsecured. The Company is not a guarantor under the 2023 Credit Authorization Approval Notice.

As of June 30, 2023, the amount outstanding under the 2023 Credit Authorization Agreement was $0.0 million. As of June 30, 2023, there was no amount outstanding under the 2022 Credit Authorization Agreement. As of June 30, 2022, the amount outstanding under the 2022 Credit Authorization Agreement was $3.5 million. The interest rates for the fiscal year ended June 30, 2023 and June 30, 2022, were 2.55% and 1.85% per annum, respectively. As of June 30, 2023, the amount available for future borrowing under the Credit Limit was $20.0 million.

SMCI | 2023 Form 10-K | 81

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Principal payments on short-term and long-term debt obligations are due as follows (in thousands):

Fiscal Year:	Principal Payments
2024	$170,123
2025	42,461
2026	42,461
2027	18,447
2028	6,222
2029 and thereafter	10,588
Total short-term and long-term debt	$290,302

Note 8.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized, and supplemental cash flow information related to operating leases for the years ended June 30, 2023 and 2022 were as follows (in thousands):

	Years Ended June 30,
	2023	2022
Operating lease expense (including expense for lease agreements with related parties of $561 and $711 for the years ended June 30, 2023 and 2022, respectively)	$8,299	$8,265
Cash payments for operating leases (including payments to related parties of $524 and $766 for the years ended June 30, 2023 and 2022, respectively)	8,275	8,007
New operating lease assets obtained in exchange for operating lease liabilities	3,197	11,151
During the years ended June 30, 2023 and 2022, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the years ended June 30, 2023, 2022 and 2021 were $1.8 million, $1.1 million and $1.8 million, respectively.
As of June 30, 2023, the weighted average remaining lease term for operating leases was 3.0 years and the weighted average discount rate was 3.1%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of June 30, 2023, were as follows (in thousands):

Fiscal Year:	Maturities of operating leases
2024	$7,756
2025	7,129
2026	3,000
2027	1,575
2028	536
Total future lease payments	$19,996
Less: Imputed interest	(836)
Present value of operating lease liabilities	$19,160

As of June 30, 2023, commitments under short-term lease arrangements and operating and financing leases that have not yet commenced were immaterial.

The Company has entered into lease agreements with related parties. See Part II, Item 8, Note 9, "Related Party Transactions" for a further discussion.

SMCI | 2023 Form 10-K | 82

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2023. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware's capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 91.9%, 88.2% and 91.8% of the chassis included in the products sold by the Company during fiscal years 2023, 2022 and 2021, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2023 were $37.4 million and $23.7 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2022 were $39.5 million and $36.0 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

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

SMCI | 2023 Form 10-K | 83

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2023 were $156.2 million and $46.8 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2022 were $213.3 million and $44.3 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

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

The Company recorded a deferred gain related to the contribution of certain technology rights. There was no balance in the deferred gain in the consolidated balance sheets as of June 30, 2023 and 2022.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of such third-party parent's related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of June 30, 2023. No impairment charge was recorded for the fiscal years ended June 30, 2023 and 2022. As of June 30, 2023 and 2022, the investment in this Corporate Venture was $2.0 million and $5.3 million, respectively.

SMCI | 2023 Form 10-K | 84

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company sold products worth $24.2 million, $121.0 million, and $51.2 million to the Corporate Venture in the fiscal years 2023, 2022 and 2021, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of June 30, 2023 and June 30, 2022 have been eliminated and have reduced the carrying value of the Company's investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $1.9 million and $8.0 million due from the Corporate Venture in accounts receivable, net as of June 30, 2023 and 2022, respectively.

The Company had the following balances related to transactions with its related parties as of the fiscal years ended June 30, 2023, 2022 and 2021 (in thousands):

	Ablecom			Compuware			Corporate Venture			MPS(3)			Total
	Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Accounts receivable	$2	$2	$2	$3,528	$404	$198	$1,943	$7,992	$8,478	$—	$—	$—	$5,473	$8,398	$8,678
Other receivable (1)	$2,841	$4,816	$5,575	$24,891	$19,596	$18,173	$—	$—	$—	$—	$—	$89	$27,732	$24,412	$23,837
Accounts payable	$35,711	$42,463	$38,152	$53,423	$44,892	$31,944	$—	$—	$—	$—	$—	$—	$89,134	$87,355	$70,096
Accrued liabilities (2)	$1,230	$3,531	$3,042	$12,787	$15,145	$14,486	$—	$—	$1,000	$—	$—	$—	$14,017	$18,676	$18,528

(1)Other receivables include receivables from vendors included in prepaid and other current assets.
(2)Includes current portion of operating lease liabilities included in other current liabilities.
(3)The Company procures certain semiconductor products from Monolithic Power Systems, Inc. (“MPS”), a fabless manufacturer of high-performance analog and mixed-signal semiconductors, through its contract manufacturers for use in its products. A former member of the Board of Directors who served until May 18, 2022 also serves as an officer of MPS. As a result, MPS ceased being a related party in the quarter ended September 30, 2022.

The Company's results from transactions with its related parties for each of the fiscal years ended June 30, 2023, 2022 and 2021, are as follows (in thousands):

	Ablecom			Compuware			Corporate Venture			MPS (1)			Total
	Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021

Net sales	$8	$15	$(23)	$36,286	$26,085	$27,865	$24,243	$120,991	$51,176	$—	$—	$—	$60,537	$147,091	$79,018
Purchases - inventory	$167,801	$192,441	$122,243	$216,961	$170,300	$113,400	$—	$—	$—	$—	$8,335	$3,915	$384,762	$371,076	$239,558
Purchases - other miscellaneous items	$12,131	$8,265	$8,609	$2,011	$1,455	$1,813	$—	$—	$—	$—	$—	$—	$14,142	$9,720	$10,422
(1)The Company procures certain semiconductor products from MPS, a fabless manufacturer of high-performance analog and mixed-signal semiconductors, through its contract manufacturers for use in its products. A former member of the Board of Directors who served until May 18, 2022 also serves as an officer of MPS. As a result, MPS ceased being a related party in the quarter ended September 30, 2022.
SMCI | 2023 Form 10-K | 85

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s cash flow impact from transactions with its related parties for the fiscal years ended June 30, 2023, 2022 and 2021, are as follows (in thousands):

	Ablecom			Compuware			Corporate Venture			MPS(1)			Total
	Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021

Changes in accounts receivable	$—	$—	$(29)	$(3,124)	$(206)	$740	$6,049	$486	$(677)	$—	$—	$—	$2,925	$280	$34
Changes in other receivable	$1,975	$759	$832	$(5,295)	$(1,423)	$(4,788)	$—	$—	$—	$—	$89	$(13)	$(3,320)	$(575)	$(3,969)
Changes in accounts payable	$(6,752)	$4,311	$1,198	$8,531	$12,948	$(3,470)	$—	$—	$—	$—	$—	$—	$1,779	$17,259	$(2,272)
Changes in accrued liabilities	$(2,301)	$489	$(59)	$(2,358)	$659	$3,381	$—	$(1,000)	$(1,000)	$—	$—	$—	$(4,659)	$148	$2,322
Changes in other long-term liabilities	$—	$—	$(513)	$(321)	$499	$(186)	$—	$—	$(1,000)	$—	$—	$—	$(321)	$499	$(1,699)
Purchases of property, plant and equipment	$7,498	$4,678	$7,110	$346	$140	$237	$—	$—	$—	$—	$—	$—	$7,844	$4,818	$7,347
Unpaid property, plant and equipment	$777	$583	$338	$33	$106	$62	$—	$—	$—	$—	$—	$—	$810	$689	$400

(1)The Company procures certain semiconductor products from MPS, a fabless manufacturer of high-performance analog and mixed-signal semiconductors, through its contract manufacturers for use in its products. A former member of the Board of Directors who served until May 18, 2022 also serves as an officer of MPS. As a result, MPS ceased being a related party in the quarter ended September 30, 2022.

Tripartite Agreement

On November 8, 2021, Super Micro Computer Inc., Taiwan (the “Subsidiary”), a Taiwan corporation and wholly-owned subsidiary of the Company, entered into a Tripartite Agreement (the “Agreement”) with Ablecom and Compuware related to a three-way purchase of land. Ablecom advised that its underlying agreements to acquire land from the third-party landowners in proximity to the Company’s campus in Bade, Taiwan have been terminated, and during the quarter ended December 31, 2022, the Agreement was terminated.

Note 10.        Stock-based Compensation and Stockholders’ Equity

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

SMCI | 2023 Form 10-K | 86

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2023, the Company had 2,000,549 authorized shares available for future issuance under the 2020 Plan.

Common Stock Repurchase and Retirement

On January 29, 2021, a duly authorized subcommittee of the Board approved a share repurchase program to repurchase up to an aggregate of $200.0 million of the Company's common stock at market prices. The program was effective until July 31, 2022 or if earlier, until the maximum amount of common stock is repurchased (the "Prior Repurchase Program"). 1,391,171 shares of common stock were repurchased and retired for an aggregate $50.0 million as of June 30, 2021. The Company had $150.0 million of remaining availability under the Prior Repurchase Program as of June 30, 2022. There were no shares repurchased under the Prior Repurchase Program during fiscal year 2022, and the remainder of such Prior Repurchase Program expired on July 31, 2022.

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

During the fiscal year ended June 30, 2023, the Company repurchased and retired 1,553,350 shares of common stock for an aggregated $150.0 million. As of June 30, 2023, $50.0 million was available for additional repurchases of common stock.

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

SMCI | 2023 Form 10-K | 87

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value of stock option grants for the fiscal years ended June 30, 2023, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2023	2022	2021
Risk-free interest rate	2.81% - 4.25%	0.81% - 3.02%	0.27% - 1.09%
Expected term	6.07 years	6.09 years	5.98 years
Dividend yield	—%	—%	—%
Volatility	50.62% - 53.47%	49.69% - 50.13%	50.03% - 50.43%
Weighted-average fair value	$62.08	$20.25	$14.92

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the fiscal years ended June 30, 2023, 2022 and 2021 (in thousands):

	Years Ended June 30,
	2023	2022	2021
Cost of sales	$4,574	$1,876	$1,762
Research and development	30,736	16,571	14,030
Sales and marketing	4,599	2,058	2,022
General and administrative	14,524	12,311	10,735
Stock-based compensation expense before taxes	54,433	32,816	28,549
Income tax impact	(18,106)	(12,220)	(8,574)
Stock-based compensation expense, net	$36,327	$20,596	$19,975

As of June 30, 2023, $24.0 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.78 years and $102.7 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.78 years. Additionally, as described below, $0.7 million of unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 0.8 years.

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

SMCI | 2023 Form 10-K | 88

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The achievement status of the operational and stock price milestones as of June 30, 2023, was as follows:

Annualized Revenue Milestone	Achievement Status	Stock Price Milestone	Achievement Status
(in billions)
$4.0	Achieved	$45	Achieved (1)
$4.8	Achieved	$60	Achieved (2)
$5.8	Achieved	$75	Achieved (3)
$6.8	Achieved	$95	Achieved (4)
$8.0	Probable	$120	Achieved (5)

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
(4)On April 25, 2023, the Company’s Compensation Committee certified achievement of the $95 stock price milestone based upon the 60 trading day average stock price from January 20, 2023 through April 17, 2023. The achievement of the $6.8 billion annualized revenue milestone is expected to be certified by the Company’s Compensation Committee after the Annual Report on Form 10-K for the year ended June 30, 2023, is filed with the SEC. At such time, the Company’s Compensation Committee is also expected to certify the vesting of the fourth tranche of 200,000 option shares under the 2021 CEO performance Stock Option representing one-fifth of such award.
(5)On June 19, 2023, the Compensation Committee certified achievement of the $120 stock price milestone based upon the 60 trading day average stock price from March 6, 2023 through May 30, 2023.

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

During the fiscal year ended June 30, 2023, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $4.9 million. As of June 30, 2023 and 2022, the Company had $0.7 million and $5.6 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option. The unrecognized compensation cost as of June 30, 2023 is expected to be recognized over a period of 0.8 years.

SMCI | 2023 Form 10-K | 89

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes stock option activity during the fiscal years ended June 30, 2023, 2022 and 2021 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2020	5,379,768	$19.38
Granted	1,517,110	$40.49
Exercised	(1,645,800)	$17.25
Forfeited/Cancelled	(75,524)	$24.43
Balance as of June 30, 2021	5,175,554	$26.17
Granted	489,940	$40.23
Exercised	(1,197,756)	$17.82
Forfeited/Cancelled	(156,322)	$30.47
Balance as of June 30, 2022	4,311,416	$29.99
Granted	478,417	$74.98
Exercised	(1,454,811)	$20.94
Forfeited/Cancelled	(32,489)	$32.36
Balance as of June 30, 2023	3,302,533	$40.47	6.49	$15,731
Options vested and exercisable at June 30, 2023	1,988,026	$32.03	5.19	$14,741

The total pretax intrinsic value of options exercised during the fiscal year ended June 30, 2023, 2022 and 2021 was $110.1 million, $29.6 million and $24.3 million, respectively. Additional information regarding options outstanding as of June 30, 2023, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$11.76 - $20.54	345,584	3.35	$17.17	338,383	$17.15
$20.80 - $25.40	355,430	5.17	$22.98	317,107	$22.93
$25.44 - $30.33	422,171	3.94	$27.59	383,610	$27.31
$33.36 - $37.88	368,194	4.80	$35.82	244,029	$35.56
$38.50 - $42.35	291,527	8.35	$40.12	84,931	$39.85
$45.00 - $45.00	1,000,000	7.67	$45.00	600,000	$45.00
$52.15 - $76.63	281,212	9.16	$60.14	19,966	$53.30
$78.25 - $78.25	96,080	9.57	$78.25	—	$—
$93.28 - $93.28	134,835	9.82	$93.28	—	$—
$137.23 - $137.23	7,500	9.85	$137.23	—	$—
$11.76 - $137.23	3,302,533	6.49	$40.47	1,988,026	$32.03

SMCI | 2023 Form 10-K | 90

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

The following table summarizes RSUs and PRSUs activity during the fiscal years ended June 30, 2023, and 2022 under all plans:

	Time-based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share	PRSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2020	1,768,027	$20.08	42,000	$22.29
Granted	1,334,418	$31.54	30,000	$34.27
Released	(984,406)	$21.63	(27,000)	$23.36
Forfeited	(263,083)	$25.01	(30,000)	$20.37
Balance as of June 30, 2021	1,854,956	$26.79	15,000	$34.27
Granted	1,121,451	$38.99	2,939	$34.27
Released	(745,702)	$25.16	(17,939)	$34.27
Forfeited	(351,632)	$30.19	—	$—
Balance as of June 30, 2022	1,879,073	$33.72	—	$—
Granted	1,282,890	$73.21	—	$—
Released	(993,635)	$37.86	—	$—
Forfeited	(125,342)	$43.10	—	$—
Balance as of June 30, 2023	2,042,986	$55.94	—	$—

The total pretax intrinsic value of RSUs and PRSUs vested was $95.0 million, $33.1 million and $32.6 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. In fiscal years 2023, 2022 and 2021, the Company withheld 304,752, 232,461 and 274,620 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes from the vesting and release of 993,635, 763,641 and 1,011,406 RSUs and PRSUs, respectively, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to tax authorities were $28.2 million, $10.1 million and $8.7 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. Pursuant to the terms of the 2020 and 2016 Plan, shares withheld in connection with net-share settlements are returned to the 2020 and 2016 Plan, respectively, and are available for future grants under the 2020 Plan.
SMCI | 2023 Form 10-K | 91

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.        Income Taxes

The components of income before income tax provision for the fiscal years ended June 30, 2023, 2022 and 2021 are as follows (in thousands):

	Years Ended June 30,
	2023	2022	2021
United States	$632,237	$250,513	$80,922
Foreign	122,060	86,320	37,706
Income before income tax provision	$754,297	$336,833	$118,628

The income tax provision for the fiscal years ended June 30, 2023, 2022 and 2021, consists of the following (in thousands):

	Years Ended June 30,
	2023	2022	2021
Current:
Federal	$149,217	$34,711	$3,406
State	23,096	4,327	1,077
Foreign	31,063	20,495	10,843
	203,376	59,533	15,326
Deferred:
Federal	(80,975)	(4,030)	(5,489)
State	(9,633)	(257)	(409)
Foreign	(2,102)	(2,370)	(2,492)
	(92,710)	(6,657)	(8,390)
Income tax provision	$110,666	$52,876	$6,936

SMCI | 2023 Form 10-K | 92

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s net deferred tax assets as of June 30, 2023 and 2022 consist of the following (in thousands):

	June 30,
	2023	2022
Research and development credits	$34,722	$33,080
Deferred revenue	32,376	24,370
Inventory valuation	23,022	16,792
Capitalized research and development costs	94,050	14,589
Stock-based compensation	4,589	3,762
Lease obligations	3,162	4,035
Accrued vacation and bonus	5,310	6,052
Prepaid and accrued expenses	—	1,298
Warranty accrual	3,038	2,134
Bad debt and other reserves	910	1,183
Marketing fund accrual	1,436	1,308
Other	5,978	5,169
Total deferred income tax assets	208,593	113,772
Deferred tax liabilities-depreciation and other	(6,216)	(6,259)
Right of use asset	(3,044)	(3,919)
Valuation allowance	(36,679)	(33,665)
Deferred income tax assets, net	$162,654	$69,929

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of June 30, 2023, the Company believes that most of its deferred tax assets are “more-likely-than not” to be realized with the exception of state research and development tax credits that have not met the “more-likely than not” realization threshold criteria. As a result, at June 30, 2023, the gross excess credits of $43.9 million, or net of federal tax benefit of $34.7 million, were subject to a full valuation allowance. At June 30, 2022, the gross excess credits of $42.0 million, or net of federal tax benefit of $33.2 million, were subject to a full valuation allowance. The change in valuation allowance is $3.0 million and $3.8 million for the fiscal years ended June 30, 2023 and 2022, respectively. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. The net deferred tax assets balance as of June 30, 2023 and 2022 was $162.7 million and $69.9 million, respectively.

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income ("GILTI") as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into the measurement of its deferred taxes. The Company's selection of an accounting policy with respect to the GILTI tax rules is to treat GILTI tax as a current period expense under the period cost method.

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

Additionally, as the result of the new R&D capitalization tax law effective in 2022, the capitalized amounts resulted in increased current year taxable income, that are deductible as amortized in future periods. The Company recorded a deferred tax asset for the capitalized R&D expenditures.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. The provisions of the IRA had no impact to the Company's fiscal 2023 income tax provision.
SMCI | 2023 Form 10-K | 93

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the 2017 Tax Reform Act, starting on July 1, 2018, the Company is no longer subject to federal income tax on earnings remitted from its foreign subsidiaries. The Company previously asserted that all its foreign undistributed earnings were indefinitely reinvested. As a result of the 2017 Tax Reform Act, the Company has determined that its foreign undistributed earnings are indefinitely reinvested except for Netherlands. The Company may repatriate foreign earnings from Netherlands which are previously taxed income as a result of the 2017 Tax Reform Act. The tax impact of such repatriation is estimated to be immaterial.

The following is a reconciliation for the fiscal years ended June 30, 2023, 2022 and 2021, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2023	2022	2021
Income tax provision at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	1.1	0.9	0.3
Foreign rate differential	0.8	(0.3)	(0.5)
Research and development tax credit	(3.3)	(3.9)	(10.5)
Uncertain tax positions, net of (settlement) with Tax Authorities	0.1	0.3	2.0
Foreign derived intangible / Subpart F income inclusion	(1.9)	(1.4)	(2.5)
Stock-based compensation	(3.4)	(1.5)	(3.3)
Provision to return true-up	(0.1)	0.1	(1.9)
Other, net	0.4	0.5	1.2
Effective tax rate	14.7%	15.7%	5.8%

As of June 30, 2023, the Company had state research and development tax credit carryforwards of $56.5 million. The state research and development tax credits will carryforward indefinitely to offset future state income taxes.

SMCI | 2023 Form 10-K | 94

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2020	$27,206
Gross increases:
For current year’s tax positions	13,333
For prior years’ tax positions	1,439
Gross decreases:
Decreases due to lapse of statute of limitations	(1,243)
Balance at June 30, 2021	40,735
Gross increases:
For current year’s tax positions	2,392
Gross decreases:
Decreases due to settlements with taxing authority	(4,090)
Decreases due to lapse of statute of limitations	(1,036)
Balance at June 30, 2022	38,001
Gross increases:
For current year’s tax positions	6,632
For prior years’ tax positions	1,616
Gross decreases:
Decreases due to settlements with taxing authority	(2,077)
Decreases due to lapse of statute of limitations	(1,429)
Balance at June 30, 2023	$42,743

*excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $25.4 million and $23.5 million as of June 30, 2023 and 2022, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax provision in the consolidated statements of operations. As of June 30, 2023 and 2022, the Company had accrued $3.5 million and $3.1 million for the payment of interest and penalties relating to unrecognized tax benefits, respectively.

In October 2019, the Taiwan tax authority completed its audit in Taiwan for fiscal year 2018 and proposed a transfer pricing adjustment on the Company which resulted in additional tax liability of $1.6 million. The Company accepted the proposed adjustment in October 2019 and paid the $1.6 million tax liability in February 2020. In February 2020, the Taiwan tax authority completed its audit in Taiwan for fiscal year 2019 and proposed a transfer pricing adjustment on the Company which resulted in additional tax liability of $1.0 million. The Company accepted the proposed adjustment and paid the $1.0 million tax liability in February 2020. The impact of these adjustments on the income statement was offset by the release of previously unrecognized tax benefits related to the fiscal years audited in the periods in which the proposed adjustments were accepted. Besides the $2.6 million tax liability paid for fiscal year 2018 and fiscal year 2019 audit, the Company paid $1.5 million additional tax liability for fiscal year 2017 under the same Taiwan tax audit. Total audit settlement in Taiwan was $4.2 million, which was paid by February 2020. The additional tax liability was recorded as tax provision on Super Micro Computer Inc. BV’s books for its foreign permanent establishment in fiscal year 2017 to 2019.

In December 2022, the Company received an updated audit decision letter from the Taiwan tax authority. The letter confirmed the same amount of assessment of $4.2 million that the Company paid by February 2020, but the tax liability is for the Taiwan subsidiary’s missing reporting of book income instead of the Netherlands BV subsidiary’s permanent establishment. The Company accepted the change of the decision. Consequently, the Company made an intercompany adjustment on tax provision between Super Micro Computer Inc. BV and the Company’s Taiwan subsidiaries. On the top of this intercompany transfer pricing charge, the Company
SMCI | 2023 Form 10-K | 95

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
released $2.0 million tax reserve for Super Micro Computer Inc. BV's foreign permanent establishment tax uncertain reserve, and trued-up $1.0 million additional tax reserve on Super Micro Computer Inc. BV’s books for the unsettled audit with the Netherlands tax authority. The Company expects settlement from the Netherlands tax authority in early fiscal year 2024.

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

The federal statute of limitations remains open in general for tax years ended June 30, 2020 through 2022. Various states statute of limitations remains open in general for tax years ended June 30, 2019 through 2022. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2017 through 2022. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $3.0 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

SMCI | 2023 Form 10-K | 96

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12.        Commitments and Contingencies

Litigation and Claims— On February 8, 2018, two putative class action complaints were filed against the Company, the Company's Chief Executive Officer, and the Company's former Chief Financial Officer in the U.S. District Court for the Northern District of California (Hessefort v. Super Micro Computer, Inc., et al., No. 18-cv-00838 and United Union of Roofers v. Super Micro Computer, Inc., et al., No. 18-cv-00850). The complaints contain similar allegations, claiming that the defendants violated Section 10(b) of the Securities Exchange Act due to alleged misrepresentations and/or omissions in public statements regarding recognition of revenue. The court subsequently appointed New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff. The lead plaintiff then filed an amended complaint naming the Company's Senior Vice President of Investor Relations as an additional defendant. On June 21, 2019, the lead plaintiff filed a further amended complaint naming the Company's former Senior Vice President of International Sales, Corporate Secretary, and Director as an additional defendant. On July 26, 2019, the Company filed a motion to dismiss the complaint. On March 23, 2020, the Court granted the Company’s motion to dismiss the complaint, with leave for lead plaintiff to file an amended complaint within 30 days. On April 22, 2020, lead plaintiff filed a further amended complaint. On June 5, 2020, the Company filed a motion to dismiss the further amended complaint, the hearing for which was calendared for September 23, 2020; however, the Court held a conference on September 15 to discuss how the Court could efficiently address the recent SEC settlement agreement. The parties stipulated to allow plaintiffs to further amend the complaint solely to add allegations relating to the SEC settlement. On October 14, 2020, plaintiffs filed a Fourth Amended Complaint. On October 28, 2020, defendants filed a supplemental motion to dismiss. On March 29, 2021, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs’ claims under Sections 10(b) and 20 of the Exchange Act were dismissed with prejudice as against the Company’s former head of Investor Relations, Perry Hayes. Plaintiffs’ Section 10(b) claim, but not the Section 20 claim, was likewise dismissed as to Wally Liaw, a founder, former director, and former SVP of International Sales. The Court denied the motions to dismiss the Section 10(b) and Section 20 claims against the Company, Charles Liang, and Howard Hideshima, the Company’s former CFO. On March 11, 2022, the Company, together with the individual defendants, agreed in principle with plaintiff’s counsel to settle the action. On April 8, 2022, the parties entered into a stipulation of settlement, pursuant to which and subject to Court approval, plaintiff will dismiss with prejudice and release on behalf of a class of shareholders all claims against defendants, including the Company, in exchange for payment of $18,250,000, of which sum $2,000,000 will be funded by the Company. On May 25, 2022, the Court vacated the hearing on preliminary approval of the proposed settlement scheduled for June 2, 2022, stating that the unopposed motion was suitable for disposition without oral argument. On November 8, 2022, the Court granted preliminary approval and calendared a hearing on March 2, 2023 for final approval, which the Court continued to May 4, 2023. Following the Court granting preliminary approval, settlement funds were transferred into an account controlled by the settlement’s escrow agent to be held until the Court granted final approval. Following the May 4, 2023 hearing, the Court granted final approval in a subsequent order issued on May 5, 2023 which fully resolved the action.

Other legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of June 30, 2023, and any prior periods.

The Company has entered into indemnification agreements with its current and former directors and executive officers.

Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors' and officers' liability insurance coverage to reduce its exposure to such obligations.

Purchase Commitments - The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of June 30, 2023, these remaining noncancelable commitments were $2.3 billion, including $70.5 million for related parties.

Lease Commitments - See Part II, Item 8, Note 8, "Leases," for a discussion of the Company's operating lease and financing lease commitments.

SMCI | 2023 Form 10-K | 97

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13.        Retirement Plans

The Company sponsors a 401(k) savings plan for eligible United States employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the fiscal years ended June 30, 2023, 2022 and 2021.

Beginning in March 2003, employees of Super Micro Computer, B.V. are required to deduct a portion of their gross wages based on a defined age-dependent premium and invest the amount in a defined contribution plan. The Company is required to match the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by the Company. For the fiscal years ended June 30, 2023, 2022 and 2021, the Company’s matching contribution was $0.9 million, $0.8 million, and $0.7 million, respectively.

The Company contributes to a defined contribution pension plan administered by the government of Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. The Company has no control over the investment strategy of the assets of the government administered pension plan. For the fiscal years ended June 30, 2023, 2022 and 2021, the Company’s contribution was $3.6 million, $3.4 million and $2.5 million, respectively.

The Company has a defined benefit pension plan under the R.O.C. Labor Standards Law for certain employees of Super Micro Computer, Inc. Taiwan that provides benefits based on an employee’s length of service and average monthly salary for the six-month period prior to retirement. The Company contributes an amount equal to 2% of salaries paid each month to the pension fund (the “Fund”), which is administered by the Labor Pension Fund Supervisory Committee (the “Committee”) and deposited in the Committee’s name in the Bank of Taiwan. Before the end of each year, the Company assesses the balance in the Fund. If the amount of the balance in the Fund is inadequate to pay retirement benefits for eligible employees in the next year, the Company is required to fund the difference in one appropriation that should be made before the end of March 31 of the next year. The Fund is operated and managed by the government’s designated authorities. As such, the Company does not have any right to intervene in the investments of the Fund. For the fiscal years ended June 30, 2023, 2022 and 2021, the Company recorded a pension expense of $(0.1) million, $0.4 million and $1.0 million, respectively.

Note 14.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	June 30,
	2023	2022
Long-lived assets:
United States	$183,485	$180,846
Asia	104,094	102,241
Europe	2,661	2,885
	$290,240	$285,972

The Company’s revenue is presented on a disaggregated basis in Part II, Item 8, Note 3, “Revenue” by type of product and by geographical market.
SMCI | 2023 Form 10-K | 98

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

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

Management, including our CEO and CFO, assessed our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control - Integrated Framework (2013) (the “COSO Framework”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2023, to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of June 30, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SMCI | 2023 Form 10-K | 99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Super Micro Computer, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Super Micro Computer, Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 25, 2023, expressed an unqualified opinion on those financial statements.
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
August 25, 2023

SMCI | 2023 Form 10-K | 100

Item 9B.    Other Information

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

As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, we had previously, before the designation of the FSB in Executive Order 13382, authorized certain third parties to periodically file notifications with, or apply for import licenses and permits from, the FSB on our behalf in connection with the importation of our products into Russia, as permitted under OFAC authorizations. During various periods during fiscal year 2023, third parties filed notifications with, applied for import licenses and permits from, and/or received the associated approvals from the FSB on our behalf. However, no sales of any products actually occurred in the Russian Federation during fiscal year 2023, and accordingly, these filing activities did not result in any revenue or otherwise contribute to our net income during fiscal year 2023. We believe we have terminated all these authorizations. The Company and its subsidiaries do not sell products or provide services to the FSB. The Company and its subsidiaries had last recorded revenue from Russia on February 23, 2022.

Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 19, 2023, a non-binding, advisory vote was taken on the frequency of future advisory votes regarding the compensation of our named executive officers. As previously reported in the Current Report on Form 8-K we filed with the SEC on May 23, 2023, among the options presented to stockholders (every one year, every two years, or every three years), the greatest number of votes were cast in favor of holding such an advisory vote every one year, which was also the frequency recommended to the stockholders by our Board of Directors. In light of these results and consistent with the previous recommendation and determination of our Board of Directors, we intend to continue to hold a non-binding advisory vote on executive compensation every one year until the next required vote on the frequency of stockholder votes on executive compensation.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
PART III

SMCI | 2023 Form 10-K | 101

Item 10.        Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers and their ages as of July 31, 2023:

Name	Age	Position(s)
Charles Liang	65	President, Chief Executive Officer and Chairman of the Board
David Weigand	65	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	64	Senior Vice President of Worldwide Sales
George Kao	62	Senior Vice President of Operations
Sara Liu	61	Co-Founder, Senior Vice President and Director
Daniel Fairfax (1)(3)(4)	67	Director
Judy Lin (2)(4)	70	Director
Robert Blair	75	Director
Sherman Tuan (2)(3)(4)	69	Director
Shiu Leung (Fred) Chan (1)(2)(4)	75	Director
Tally Liu (1)(3)(4)	73	Director

(1)Member of the Audit Committee
(2)Member of the Nominating and Corporate Governance Committee (the “Governance Committee”)
(3)Member of the Compensation Committee
(4)Determined by the Board of Directors to be “independent”

SMCI | 2023 Form 10-K | 102

The following Board Diversity Matrix is provided pursuant to Nasdaq Rule 5606. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix (As of July 31, 2023)
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	6	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	2	4	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	2	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

Executive Officers and Management Directors

Charles Liang founded Super Micro and has served as our President, Chief Executive Officer and Chairman of the Board since our inception in September 1993. Mr. Liang has been developing server and storage system architectures and technologies for the past three decades. From July 1991 to August 1993, Mr. Liang was President and Chief Design Engineer of Micro Center Computer Inc., a high-end motherboard design and manufacturing company. From January 1988 to April 1991, Mr. Liang was Senior Design Engineer and Project Leader for Chips & Technologies, Inc., a chipset technology company, and Suntek Information International Group, a system and software development company. Mr. Liang has been granted 23 U.S. server technology patents. Mr. Liang holds an M.S. in Electrical Engineering from the University of Texas at Arlington and a B.S. in Electrical Engineering from National Taiwan University of Science & Technology in Taiwan. Our Governance Committee concluded that Mr. Liang should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his long familiarity with our company’s business.

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
SMCI | 2023 Form 10-K | 103

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

Sara Liu co-founded Super Micro in September 1993, has been a member of our Board since our inception in September 1993 and currently serves as our Co-Founder, Senior Vice President, and a director. She has held a variety of positions with the Company, including Treasurer from inception to May 2019, Senior Vice President of Operations from May 2014 to February 2018, and Chief Administrative Officer from October 1993 to May 2019. From 1985 to 1993, Ms. Liu held accounting and operational positions for several companies, including Micro Center Computer Inc. Ms. Liu holds a B.S. in Accounting from Providence University in Taiwan. Ms. Liu is married to Mr. Charles Liang, our Chairman, President and Chief Executive Officer. Our Governance Committee concluded that Ms. Liu should serve on the Board based on her skills, experience, her general expertise in business and operations and her long familiarity with our company’s business.
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

Robert Blair has been a member of our Board since December 2022. Mr. Blair was President and Chief Executive Officer of ESS Technology, Inc., a fabless semiconductor company for 19 years from September 1999 through July 2018 where he also served as a director from September 1999 through August 2019. During this time, ESS Technology, Inc. was a publicly listed company on NASDAQ for 9 years. Mr. Blair has been a director of Pictos, Inc., a technology licensing company that owns a portfolio of fundamental CMOS imaging patents, since July 2008 where he also previously served as President and Chief Executive Officer between 2008 and 2013. His professional background also includes more than 35 years of experience in marketing, sales, engineering, operations, and general management, principally in the computer hardware, software, and semiconductor industries. His experience includes roles at Global Semiconductor Alliance, Logistix Corporation, and XEGMAG (a division of Xidex Corporation). Mr. Blair holds twelve issued U.S. patents plus additional patents worldwide, and studied electrical engineering at Arizona State University and applied economics at the University of San Francisco. Our Governance Committee concluded that Mr. Blair should serve on the Board based on his familiarity with technology businesses, skills and experience with business operations at technology companies, and public company experience.

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
SMCI | 2023 Form 10-K | 104

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

Composition of the Board

Our authorized number of directors is currently eight. There are currently eight directors. Our Amended and Restated Certificate of Incorporation provides for a classified Board of Directors divided into three classes. The members of each class are elected to serve a three-year term with the term of office for each class ending in consecutive years. Vacancies may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Alternatively, the Board of Directors, at its option, may reduce the number of directors, provided that no decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. Directors chosen to fill newly created directorships hold office for a term expiring at the next annual meeting of stockholders to which the term of the office of the class to which they have been elected expires.

SMCI | 2023 Form 10-K | 105

The current composition of the Board of Directors is:

Class I Directors (1)	Charles Liang Sherman Tuan Tally Liu
Class II Directors (2)	Robert Blair Sara Liu Judy Lin
Class III Directors (3)	Daniel W. Fairfax Shiu Leung (Fred) Chan

(1)The term of Class I directors expires at the annual meeting of stockholders following fiscal year 2025.
(2)The term of the Class II director expires at the annual meeting of stockholders following fiscal year 2023.
(3)The term of Class III directors expires at the annual meeting of stockholders following fiscal year 2024.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted “Corporate Governance Guidelines” to help ensure that the Board is independent from management, that it appropriately performs its function as the overseer of management, and that the interests of the Board of Directors and management align with the interests of our stockholders. The “Corporate Governance Guidelines” are available at https://ir.supermicro.com/governance/governance-documents/default.aspx.

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

Director Independence

The listing requirements of The Nasdaq Stock Market generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit committee, compensation committee, and nominating and corporate governance committee be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the listing requirements of The Nasdaq Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of The Nasdaq Stock Market.

Each year, the Board affirmatively assesses the independence of each director and nominee for election as a director in accordance with the listing requirements of The Nasdaq Stock Market.

Based on these standards, our Board has determined that six of its current eight members, Daniel Fairfax, Judy Lin, Robert Blair, Sherman Tuan, Shiu Leung (Fred) Chan and Tally Liu, are “independent directors” under the applicable rules and regulations of the SEC and the listing requirements and rules of The Nasdaq Stock Market.

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

SMCI | 2023 Form 10-K | 106

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board and committee meetings. We encourage, but do not require, each Board member to attend our annual meeting of stockholders. We held an annual meeting of stockholders on May 19, 2023, for our fiscal year 2022. The Board held nine meetings during fiscal year 2023, four of which were regularly scheduled meetings and five of which were special meetings. All directors attended at least 75% of the meetings of the Board and the committees on which they served during the time they were members of the Board or such committees during fiscal year 2023.

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

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Governance Committee. In accordance with applicable listing requirements of The Nasdaq Stock Market, each of these committees is comprised solely of non-employee, independent directors. The charter for each committee is available at https://ir.supermicro.com/governance/governance-documents/default.aspx. In October 2022, each of the three standing committees conducted their periodic review of their charters, and, in April 2023, the Governance Committee conducted a further review of its charter and amended it in connection with such review. A description of the charters is set forth below. The charter of each committee also is available in print to any stockholder who requests it. The following table sets forth the current members of each of the standing Board committees.

SMCI | 2023 Form 10-K | 107

Audit Committee	Compensation Committee	Governance Committee
Tally Liu (1)	Sherman Tuan (1)	Shiu Leung (Fred) Chan (1)
Daniel Fairfax	Daniel Fairfax	Sherman Tuan
Shiu Leung (Fred) Chan	Tally Liu	Judy Lin

(1)Committee Chairperson

Audit Committee

The Audit Committee has three members currently. The Audit Committee met ten times in fiscal year 2023, four of which were regularly scheduled meetings and six of which were special meetings. The Board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market (including Rule 5605(c)(2)(A)) and the rules of the SEC (including Rule 10A-3 promulgated under the Exchange Act). The Board has also determined that our Audit Committee has the required number of “audit committee financial experts” as defined in Item 407 of Regulation S-K promulgated by the SEC.

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

SMCI | 2023 Form 10-K | 108

Compensation Committee

The Compensation Committee has three members currently. The Compensation Committee charter provides that the Compensation Committee shall be comprised of no fewer than two members. The Compensation Committee met eleven times in fiscal year 2023, four of which were regularly scheduled meetings and seven of which were special meetings. The Compensation Committee is comprised solely of non-employee directors. The Board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

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
•Administers the issuance of restricted stock grants, stock options and other equity awards to executive officers, directors and other eligible individuals under our equity compensation plans, provided that the Compensation Committee may delegate the approval of grants of options and other equity awards to participants other than certain individuals subject to Section 16 of the Exchange Act as provided in the applicable plan; and
•Reviews and evaluates, at least annually, the performance of the Compensation Committee, including compliance of the Compensation Committee with its charter and the adequacy of the Compensation Committee charter.

In general, the Compensation Committee discharges the Board’s responsibilities regarding the determination of executive compensation, and reviews and makes recommendations to the full Board in the determination of non-employee director compensation. The Compensation Committee also makes recommendations to the full Board regarding non-ordinary course executive compensation matters, including with respect to new or amended employment contracts, severance or change-in-control plans or arrangements, and may adopt, amend and terminate such agreements, arrangements or plans. The Compensation Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Compensation Committee members, subject to requirements of our bylaws and applicable laws, regulations and the terms of our executive compensation plans. Additional information about the Compensation Committee’s processes for determining executive and non-employee director compensation, including the role of the Compensation Committee’s compensation consultant and our executive officers, can be found in the “Executive Compensation” and “2023 Director Compensation” sections of this Annual Report.

Governance Committee

The Governance Committee has three members currently. The Governance Committee charter provides that the Governance Committee shall be comprised of no fewer than two members. The Governance Committee met six times in fiscal year 2023, four of which were regularly scheduled meetings and two of which were special meetings. The Governance Committee is comprised solely of non-employee directors. The Board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•Reviews and makes recommendations to the Board regarding the size of the Board;
•Identifies individuals qualified to become directors;
SMCI | 2023 Form 10-K | 109

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
•Conducts an annual evaluation of director independence that considers applicable Nasdaq rules, applicable law and our Corporate Governance Guidelines to enable the Board to make a determination of each director’s independence;
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
•Periodically assesses, reports, and provides guidance to management and the full Board on our practices with respect to environmental, social and corporate governance issues, including monitoring climate-related issues, as well as review of any environmental sustainability performance report;
•Provides guidance and recommendations to the Board regarding legal compliance matters as appropriate relating to current environmental public policy trends; and
•Periodically reviews the scope of responsibilities of the Governance Committee and the committee's performance of its duties.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and certain written representations provided to us, we believe that during the fiscal year ended June 30, 2023, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.
SMCI | 2023 Form 10-K | 110

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

In this section we provide an explanation and analysis of the material elements of the compensation provided to our Chief Executive Officer, Chief Financial Officer, and both of our other two executive officers who were serving on June 30, 2023, which was the end of our fiscal year 2023 (collectively referred to as our “named executive officers” or “NEOs”).

Our named executive officers and their positions at the end of fiscal year 2023 were:

Charles Liang	President, Chief Executive Officer (“CEO”) and Chairman of the Board
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	Senior Vice President, Worldwide Sales
George Kao	Senior Vice President, Operations

Overview of Compensation

(1)The chart presents the percentage compensation by compensation component received by the three non-CEO named executive officers together (aggregate compensation) as a group, as well as the split between cash and equity compensation for all such persons received in the aggregate as a group. No equivalent chart is presented for CEO compensation because, through all of fiscal year 2023, and continuing for about the next three years, almost all of Mr. Liang’s compensation has been, and is expected to be, based only upon his ability to earn the 2021 CEO Performance Award, as further described below.

SMCI | 2023 Form 10-K | 111

Compensation Philosophy and Objectives—Continuing Improvement of Performance-Based Compensation Arrangements

Our executive compensation philosophy is to link compensation to corporate performance. Efforts in fiscal year 2021 were primarily focused on our CEO (Mr. Charles Liang), but, in fiscal year 2022, the Compensation Committee expanded the linkage of compensation to corporate performance to certain other named executive officers. During fiscal year 2023, the Compensation Committee continued to refine the link between compensation and corporate performance for these other two named executive officers. While the Compensation Committee continued to use a similar balance between fixed and regular compensation components (like base salary and regularly refreshed equity grants with time-based vesting) and performance-based equity awards (like performance-based restricted stock units (“PRSUs”) and stock options) from fiscal year 2022 to fiscal year 2023, the Compensation Committee for fiscal year 2023 carefully re-evaluated the specified objective metrics (“key performance indicators” or “KPIs”) used under the performance-based portion of such programs, as well as the fixed bonus component of such programs. These efforts culminated in the adoption of a new fiscal year 2023 compensation program for each of Messrs. Weigand and Clegg in January 2023 (the “FY2023 Performance Program for Other Named Executive Officers”). Under such programs, the Compensation Committee determined to use the same KPIs and fixed bonus component as fiscal year 2022 for Mr. Weigand’s program, but determined to use an updated and different mix of KPIs and an adjusted fixed bonus component for Mr. Clegg for fiscal year 2023 compared to his program for fiscal year 2022. See “FY2023 Performance Program for Other Named Executive Officers” below for more specific information about the design and operation of the compensation program for Messrs. Weigand and Clegg for fiscal year 2023.

With respect to our CEO, Mr. Liang, fiscal year 2023 was the second year of evaluating and monitoring the results of performance-based compensation arrangements made with Mr. Liang in fiscal year 2021. In March 2021, we changed Mr. Liang’s compensation to be almost completely performance-based. As discussed in more detail below, in March 2021, we converted nearly 100% of Mr. Liang’s compensation to performance-based compensation through the issuance of performance-based options (the “2021 CEO Performance Award”) to purchase 1,000,000 shares of our common stock at an exercise price of $45.00 per share, which price was 32% higher than the market price of our common stock on the date of the award ($34.08). The 2021 CEO Performance Award is comprised of five tranches that vest only if the market price of our common stock reaches various prices (ranging from $45.00 to $120.00 per share) and we achieve certain specified revenue goals, all as described in greater detail below. In connection with the 2021 CEO Performance Award, Mr. Liang’s base salary was reduced to $1.00 per year and Mr. Liang agreed that he would not be eligible for any increase in base salary, or any other cash compensation, until June 30, 2026.

Similar to fiscal year 2022, Mr. Liang’s compensation for fiscal year 2023 was based entirely upon the 2021 CEO Performance Award and related agreements. During fiscal year 2022, one of the five tranches under the 2021 CEO Performance Award (representing 200,000 options granted under such award) was earned, and during fiscal year 2023 an additional three tranches under the 2021 CEO Performance Award (representing an additional 600,000 options granted under such award) were earned. This is because, during fiscal year 2023, each of the second, third, and fourth revenue goals of $4.8 billion, $5.8 billion, and $6.8 billion, respectively, in annualized revenue were achieved and the second, third, and fourth stock price goals of $60.00, $75.00, and $95.00, respectively, were achieved. In addition, during fiscal year 2023 and through the date of this report, the Compensation Committee also certified the achievement of the fifth and final stock price goal of $120.00. As a result, as of the date of this report, only 200,000 of the original 1,000,000 options granted under the 2021 CEO Performance Award remain unearned, and the only remaining goal under the 2021 CEO Performance Award is the fifth revenue goal of $8.0 billion in annualized revenue. Mr. Liang received a base salary of $1 during fiscal year 2023.

In summary, through all of fiscal year 2023 (and similar to the latter part of fiscal year 2021 and all of fiscal year 2022), almost all of Mr. Liang’s compensation has been based only upon us achieving the revenue goals described below and the common stock price targets described below. Unless all the goals under the 2021 CEO Performance Award are achieved and all such options awarded thereunder are fully earned prior to such time, Mr. Liang’s compensation is expected to be similarly based upon awards he earns under the 2021 CEO Performance Award for about the next three years. To fully achieve those goals, our revenue must continue to increase to $8 billion over a rolling four-quarter period (from $3.6 billion for the last full fiscal year before the award). The 60-trading-day average stock price of our common stock has already reached the final goal of $120.00 per share (from $34.08 on the day the award was provided). As a result, as of the date of this report, the 2021 CEO Performance Award has been earned and is exercisable at a per share price of $45 with respect to 800,000 shares.

SMCI | 2023 Form 10-K | 112

Fiscal Year 2023 Business Performance Highlights

The following are highlights of our performance for fiscal year 2023. When given, comparisons are between fiscal year 2023 and fiscal year 2022 results.

•Revenue was $7,123.5 million, up 37.1%;

•Gross margin was 18.0%, an improvement from 15.4%;

•Net income was $640.0 million, an improvement of 124.4%;

•Diluted net income per common share was $11.43 million, up 114.8%;

•The sixty-trading-day average stock price of our shares exceeded $120.00, reaching $120.87 during the period from March 6, 2023 through May 30, 2023;

•During fiscal year 2023 and the period from July 1, 2022 to June 30, 2023, our stock price reached a high of $261.66 on June 9, 2023; and

•We recorded a $36.6 million increase in inventory reserve charges between fiscal year 2022 and fiscal year 2023.

Process Overview

The Compensation Committee of the Board discharges the Board’s responsibilities relating to compensation of all of our executive officers. At the end of fiscal year 2023, the Compensation Committee was comprised of three non-employee directors, although during the period from July 1, 2022 through October 25, 2022, the Compensation Committee was principally comprised of two non-employee directors. All of the non-employee directors who served on the Compensation Committee during fiscal year 2023 were independent pursuant to the applicable listing rules of NASDAQ and Rule 16b-3 under the Exchange Act.

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of our Chief Financial Officer and General Counsel. Committee meetings are regularly attended by our Chief Financial Officer and our General Counsel. However, during the meetings, neither our Chief Financial Officer nor our General Counsel participates in the consideration of his own performance or compensation, although he may provide an introduction of the topic to be considered to the Compensation Committee. Our Chief Financial Officer and General Counsel support the Compensation Committee in its work by providing information relating to our financial plans and certain personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. As part of making an overall assessment of each named executive officer’s role and performance, and structuring our compensation programs for fiscal year 2023, the Compensation Committee (among other things) (1) reviewed recommendations of our Chief Executive Officer, (2) considered publicly available peer group compensation data, and (3) considered compensation data previously assembled for the Compensation Committee by Radford (an Aon Hewitt company ("Radford")) from a sample of public companies previously selected by us, with input on the selection of this sample from Radford. The sample previously selected by us consisted of the following companies:

SMCI | 2023 Form 10-K | 113

Benchmark Electronics, Inc.	NetApp, Inc.
Ciena Corporation	NETGEAR, Inc.
Diebold Nixdorf, Inc.	Plexus Corp.
Extreme Networks, Inc.	Pure Storage, Inc.
F5, Inc.	Teradata Corporation
Infinera Corporation	TTM Technologies, Inc.
Juniper Networks, Inc.	Viasat, Inc.
Lumentum Holdings Inc.	Vishay Intertechnology, Inc.

The Compensation Committee utilized for fiscal year 2023 the independent consultant report developed for fiscal year 2022 as it believed the report continued to be relevant. Recognizing that over-reliance on external comparisons can be of concern, the Compensation Committee used external comparisons as only one point of reference and was mindful of the value and limitations of comparative data. Before receiving Radford’s information and assistance in fiscal year 2022, the Compensation Committee assessed the independence of Radford in the light of all relevant factors, including additional services and other factors required by the SEC, that could give rise to a potential conflict of interest with respect to Radford. Based on these reviews and assessments, the Compensation Committee did not identify any conflicts of interest raised by the work performed by Radford.

Key Fiscal Year 2023 Executive Compensation Decisions and Actions

Key fiscal year 2023 executive compensation decisions and actions included the following:

•As a part of its philosophy to link compensation to corporate performance, the Compensation Committee adopted the FY2023 Performance Program for Other Named Executive Officers in January 2023. Similar to the program for these persons utilized during the prior fiscal year, in addition to base salary and fixed bonus components, the program continued to include a performance-based annual incentive award, most of which is payable in the form of service-based restricted stock units (“RSUs”) that generally vest over a period of four years. The performance-based annual incentive award continues to have each of the following features:

*Formula-based;

*Utilizes company performance metrics that are individualized based upon the role of the officer; and

*Utilizes company performance metrics tied closely to stockholder value, including percentage appreciation in stock price from the prior fiscal year and percentage increase in worldwide revenue from the prior fiscal year. See “- FY2023 Performance Program for Other Named Executive Officers” below for more information.

•As a part of continued efforts to evolve the approach to named executive officer compensation and to further improve the linkage of compensation to corporate performance to other named executive officers, the Compensation Committee carefully re-evaluated the KPIs utilized under the performance-based portion of the FY2023 Performance Program for Other Named Executive Officers and the fixed bonus component of the FY2023 Performance Program for Other Named Executive Officers:

*Under such program, the Compensation Committee determined to utilize the same KPIs for fiscal year 2023 as were utilized in fiscal year 2022 for Mr. Weigand. These included a Stock Price Increase KPI and a Long-Term Investor Increase KPI, as well as a subjective Individual Performance Evaluation KPI determined by the CEO. The Compensation Committee believed such KPIs continued to accurately reflect the most relevant factors to measure the CFO’s performance in a manner that aligns with stockholder value and stockholder interests. The weightings given to such KPIs were also unchanged between the programs for fiscal year 2022 and fiscal year 2023. See “- FY2023 Performance Program for Other Named Executive Officers – Performance Incentive Award” below for more information.

SMCI | 2023 Form 10-K | 114

In addition, the Compensation Committee decided to leave unchanged the fixed bonus component for Mr. Weigand at 30% of his base salary for fiscal year 2023. See “- FY2023 Performance Program for Other Named Executive Officers – Fixed bonus component” below for more information.

*Under such program, the Compensation Committee determined to utilize an updated and different mix of KPIs for fiscal year 2023 for Mr. Clegg’s program. For fiscal year 2023, Mr. Clegg’s KPIs continued to include a Worldwide Revenue KPI, as well as a subjective Individual Performance Evaluation KPI determined by the CEO (features similar to those used for fiscal year 2022). However, for fiscal year 2023, Mr. Clegg’s other KPIs included both a Growth in Top 3000 Customer KPI and a Slow Moving & Excess and Obsolete Inventory KPI (the “Inventory KPI”), which are new. Previously, in fiscal year 2022, Mr. Clegg’s other KPIs included both a Stock Price Increase KPI and a Worldwide Net Profit KPI, which the Compensation Committee determined not to utilize for fiscal year 2023, as the Compensation Committee believed the new KPIs more accurately reflected the appropriate objectives of a Senior Vice President of Worldwide Sales in a manner that aligns with stockholder value and stockholder interests. In addition, the Compensation Committee also determined for fiscal year 2023 to adjust the weightings of the various KPIs selected for Mr. Clegg to more finely tune the program. For example, while the Worldwide Revenue KPI had been double weighted in Mr. Clegg’s program for fiscal year 2022, for fiscal year 2023 this KPI was triple weighted. See “- FY2023 Performance Program for Other Named Executive Officers – Performance Incentive Award” below for more information.

In addition, the Compensation Committee decided to adjust the fixed bonus component for Mr. Clegg to 20% of his base salary for fiscal year 2023, compared to 25% of his base salary for the prior fiscal year 2022. See “- FY2023 Performance Program for Other Named Executive Officers – Fixed bonus component” below for more information.

•Based on effective base salaries and the Compensation Committee’s review and certification of actual performance (as described further below) under the FY2023 Performance Program for Other Named Executive Officers for fiscal year 2023:

*Mr. Weigand received a fixed bonus amount of $148,568 paid in semi-monthly installments during fiscal year 2023, earned a cash payment of $167,127 and earned an aggregate grant of $668,509 in RSUs that were granted on August 24, 2023 and August 25, 2023. These RSUs generally vest in annual installments over four years; and

*Mr. Clegg received a fixed bonus amount of $88,888 paid in semi-monthly installments during fiscal year 2023, earned a cash payment of $157,923, and earned an aggregate grant of $157,923 in RSUs that were granted on August 24, 2023 and August 25, 2023. These RSUs generally vest in annual installments over four years.

•Base salaries for the named executive officers other than the CEO were also adjusted during fiscal year 2023 as a part of a perceived critical need to enhance retention value for key personnel, and were based in part upon:

*Analyses provided in the previously prepared compensation study for fiscal year 2022 that indicated that base salaries for such named executive officers (prior to the increases) were generally below the 25th percentile in the market. With the adjustments made during fiscal year 2023, based upon the previously prepared compensation study for fiscal year 2022 (prepared in July 2021), the base salaries for the named executive officers other than the CEO were generally at the 50th percentile in the market according to such study; and

*Consideration of the continued inflationary market conditions in fiscal year 2023.

SMCI | 2023 Form 10-K | 115

•Fiscal year 2023 was the second full fiscal year in which the CEO operated under the 2021 CEO Performance Award, and related agreements, which was granted in March 2021. During the preceding fiscal year 2022, one of the five tranches under the 2021 CEO Performance Award (representing 200,000 options granted under such award) was earned. During fiscal year 2023, the Compensation Committee closely monitored the Company’s performance and the CEO’s performance against not only the key metrics of the 2021 CEO Performance Award, but also the objectives of the 2021 CEO Performance Award, for alignment with stockholder value and stockholder interests. During fiscal year 2023, the CEO received a base salary of only $1, no short-term cash bonus awards, and no time-based or performance-based equity awards.

•During fiscal year 2023, an additional three tranches under the 2021 CEO Performance Award (representing 600,000 options granted under such award) were earned. More specifically:

*The Company’s annualized revenue exceeded $4.8 billion (representing the second revenue goal under the 2021 CEO Performance Award) for the four quarters ended June 30, 2022. The trailing 60-trading-day average of closing prices of the Company’s Common Stock reached $60.00 (representing the second stock price goal under the 2021 CEO Performance Award) on October 11, 2022. Based upon the matching of the relevant revenue goal with the corresponding stock price goal, the Compensation Committee certified the vesting of the second 200,000 shares subject to the 2021 CEO Performance Award on October 25, 2022;

*The Company’s annualized revenue exceeded $5.8 billion (representing the third revenue goal under the 2021 CEO Performance Award) for the four quarters ended September 30, 2022. The trailing 60-trading-day average of closing prices of the Company’s Common Stock reached $75.00 (representing the third stock price goal under the 2021 CEO Performance Award) on December 23, 2022. Based upon the matching of the relevant revenue goal with the corresponding stock price goal, the Compensation Committee certified the vesting of the third 200,000 shares subject to the 2021 CEO Performance Award on January 4, 2023; and

*The Company’s annualized revenue exceeded $6.8 billion (representing the fourth revenue goal under the 2021 CEO Performance Award) for the four quarters ended June 30, 2023. The achievement of the $6.8 billion annualized revenue milestone is expected to be certified by the Compensation Committee after the Annual Report on Form 10-K for the year ended June 30, 2023, is filed with the SEC. The trailing 60-trading-day average of closing prices of the Company’s Common Stock reached $95.00 (representing the fourth stock price goal under the 2021 CEO Performance Award) on April 17, 2023. Based upon the matching of the relevant revenue goal with the corresponding stock price goal, the Compensation Committee is expected to certify the vesting of the fourth 200,000 shares subject to the 2021 CEO Performance Award after the Annual Report on Form 10-K for the year ended June 30, 2023, is filed with the SEC, and concurrently with the certification of the achievement of the $6.8 billion annualized revenue milestone.

•The trailing 60-trading-day average of closing prices of the Company’s Common Stock reached $120.00 (representing the fifth and final stock price goal under the 2021 CEO Performance Award) on May 30, 2023. The fifth and final annualized revenue goal of $8.0 billion under the 2021 CEO Performance Award remains to be achieved.

The Compensation Committee will continue to closely monitor the Company’s performance and the CEO’s performance against both the key metrics and objectives of the 2021 CEO Performance Award. As of the date of this report, the 2021 CEO Performance Award has been earned and is exercisable at a per share price of $45 with respect to 800,000 shares.

SMCI | 2023 Form 10-K | 116

The Role of the Most Recent Stockholder Say-on-Pay Vote

The Compensation Committee, the entire Board, and our management value the opinions of our stockholders. Feedback received from stockholders has previously included a desire that a more significant portion of executive compensation be tied to performance based upon the achievement of pre-established goals. For fiscal year 2023, the Compensation Committee continued to take such prior feedback into consideration when it developed, designed, and implemented the FY2023 Performance Program for Other Named Executive Officers, and particularly the re-evaluation of the KPIs utilized under the performance-based portion of such program.

Our last annual meeting of stockholders was held on May 19, 2023 (the “Fiscal Year 2022 Annual Meeting”), and we provided our stockholders the annual opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the proxy statement for such meeting. At the meeting, stockholders representing approximately 98% of the stock present and entitled to vote on this “say-on-pay” proposal approved the compensation of our named executive officers. Although the Fiscal Year 2022 Annual Meeting was held during the latter part of fiscal year 2023 when significant decisions affecting compensation matters for fiscal year 2023 for the named executives had already been made by the Compensation Committee and the say-on-pay vote was non-binding, the Compensation Committee expects to continue to consider the outcome of that vote when making future compensation decisions for our named executive officers.

Role of Executive Officers in the Compensation Process

Each year, management provides recommendations to the Compensation Committee regarding compensation program design and evaluations of executive and Company performance. In particular, in fiscal year 2023, both our Chief Executive Officer and Chief Financial Officer provided the Compensation Committee with their views on the merits of a performance-based compensation program for certain named executive officers (other than the CEO), and the design of such program (including components thereof such as base salary, short-term cash incentives, equity incentives, and the KPIs utilized under the performance-based portion of such program). The Compensation Committee believes the participation of such named executive officers in the process which culminated in the adoption in fiscal year 2023 of the FY2023 Performance Program for Other Named Executive Officers, and the willingness of such named executive officers to participate in the program developed, is evidence of the commitment of these named executive officers to our Company and their confidence in our future.

At the end of fiscal year 2023, our Chief Financial Officer provided the Compensation Committee with information about the Company’s performance against the objective metrics set forth in the FY2023 Performance Program for Other Named Executive Officers and the Chief Executive Officer provided the Compensation Committee with his evaluation of the subjective performance of such participating named executive officers, which is one of performance metrics contained in the FY2023 Performance Program for Other Named Executive Officers. This performance evaluation provided by the CEO included his views as to the impact of individual named executive officers on strategic initiatives and organizational goals, as well as their functional expertise and leadership. The Chief Executive Officer also provided the Compensation Committee with his views of the nature and extent of our performance against expectations.

While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our named executive officers rests with the Compensation Committee and the Board.

Fiscal Year 2023 CEO Compensation

Overview of Fiscal Year 2023 CEO Compensation

Fiscal year 2023 was the second full fiscal year in which the CEO operated under the 2021 CEO Performance Award, and related agreements. In connection with the grant of the 2021 CEO Performance Award, Mr. Liang receives a de minimis salary of $1 per year and no cash bonuses through June 30, 2026. Mr. Liang must also remain as the Company’s CEO (or such other position with the Company as Mr. Liang and the Board may agree) at the time each goal is met in order for the corresponding tranche to vest. This helps ensure Mr. Liang’s active leadership of the Company over the long term.

SMCI | 2023 Form 10-K | 117

Discussion and Analysis of 2021 CEO Performance Award

On March 2, 2021, the Compensation Committee granted to our Chief Executive Officer, Mr. Liang, the 2021 CEO Performance Award, which is a long-term performance-based option award to purchase up to 1,000,000 shares of the Company’s common stock that may vest in five equal tranches. Each of the five tranches vests if a specified revenue goal (each, a “Revenue Goal”) and a specified stock price goal (each, a “Stock Price Goal”) is achieved. Revenue Goals must be achieved by June 30, 2026 (the “Revenue Performance Period”) and Stock Price Goals must be achieved by September 30, 2026 (the “Stock Price Performance Period”). As of July 31, 2023, four of the five Revenue Goals have been achieved and all of the Stock Price Goals have been achieved. The 2021 CEO Performance Award will generally expire on March 2, 2031, and includes, among other terms and conditions, a restriction on the sale of any shares issued upon exercise of the 2021 CEO Performance Award until March 2, 2024, the third anniversary of the date of grant.

The following table sets forth the Revenue Goals which must be achieved by the end of the Revenue Performance Period of June 30, 2026, together with its achievement status as of July 31, 2023:

Revenue Goals(1)	Absolute Change From Revenue Reported for the Fiscal Year Ended Prior to the Grant of the CEO Performance Award (June 30, 2020)(2)	Achievement Status
$4.0 billion	20%	Achieved(3)
$4.8 billion	44%	Achieved(4)
$5.8 billion	74%	Achieved(5)
$6.8 billion	104%	Achieved(6)
$8.0 billion	140%	Not yet achieved

(1)Revenue means the Company’s total revenues, as reported by the Company in its financial statements on Forms 10-Q and 10-K filed with the SEC (but without giving effect to any rounding used in reporting the amounts in Form 10-Q and Form 10-K), for the previous four consecutive fiscal quarters of the Company.
(2)Revenue reported in the Company’s Form 10-K for the fiscal year ended June 30, 2020, was $3.34 billion.
(3)Revenue reported for the four quarters ended December 31, 2021, was $4.17 billion.
(4)Revenue reported for the four quarters ended June 30, 2022 was $5.20 billion.
(5)Revenue reported for the four quarters ended September 30, 2022 was $6.02 billion.
(6)Revenue reported for the four quarters ended June 30, 2023 was $7.1 billion. The achievement of the $6.8 billion annualized revenue milestone is expected to be certified by the Compensation Committee after the Annual Report on Form 10-K for the year ended June 30, 2023, is filed with the SEC.

The following table sets forth the Stock Price Goals which must be achieved by September 30, 2026, together with its achievement status as of July 31, 2023:

Stock Price Goals(1)	Absolute Change in Stock Price from Grant Date Stock Price(2)	Absolute Change in Stock Price From $45 Exercise Price	Achievement Status
$45	32%	0%	Achieved(3)
$60	76%	33%	Achieved(4)
$75	120%	67%	Achieved(5)
$95	179%	111%	Achieved(6)
$120	252%	167%	Achieved(7)

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
(4)The sixty-trading day average stock price from July 19, 2022 through October 11, 2022 was $60.16.
(5)The sixty-trading day average stock price from September 30, 2022 through December 23, 2022 was $75.40.
(6)The sixty-trading day average stock price from January 20, 2023 through April 17, 2023 was $95.11.
(7)The sixty-trading day average stock price from March 6, 2023 through May 30, 2023 was $120.87.

SMCI | 2023 Form 10-K | 118

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

There is no automatic acceleration of vesting of the 2021 CEO Performance Award upon a future “change in control,” but any tranches that are unvested as of the date of the change in control will vest upon the change in control if the Stock Price Goal related to that tranche is achieved (the Revenue Goals will be disregarded). For purposes of determining whether any Stock Price Goal has been achieved, the stock price shall equal the greater of (1) the most recent closing price per share immediately prior to the effective time of such change in control, or (2) the per share common stock price (plus the per share of common stock value of any other consideration) received by our stockholders in the change in control. To the extent any tranche of the 2021 CEO Performance Award has not vested prior to the change in control and does not vest in connection with the change of control based on attainment of the relevant Stock Price Goal, as described above, such tranche under the 2021 CEO Performance Award will terminate as of the effective date of the change in control. For these purposes, we note that all Stock Price Goals have now been achieved.

As stated above, during fiscal year 2023, the Compensation Committee closely monitored the Company’s performance and the CEO’s performance against not only the key metrics of the 2021 CEO Performance Award, but also the objectives of the 2021 CEO Performance Award, for alignment with stockholder value and stockholder interests. The Compensation Committee designed the 2021 CEO Performance Award to be a challenging long-term incentive for future performance, and the Compensation Committee noted in particular at that time that the performance thresholds could take many years to achieve, if they could be achieved at all. As of the date of this report, the 2021 CEO Performance Award has been earned and is exercisable at a per share price of $45 with respect to 800,000 shares.

FY2023 Performance Program for Other Named Executive Officers

Overview

On January 24, 2023, after consultations with Mr. Liang, and consideration of such other factors as the Compensation Committee considered appropriate (including input previously received from the Compensation Committee’s compensation consultant and an executive compensation study from prior years), the Compensation Committee approved an executive compensation program for fiscal year 2023 for two of the Company’s NEOs, Mr. Weigand (the “CFO Compensation Program”) and Mr. Clegg (the “SVP Sales Compensation Program”).

SMCI | 2023 Form 10-K | 119

The Compensation Committee believes the FY2023 Performance Program for Other Named Executive Officers furthers the Company’s executive compensation philosophy to link compensation to corporate and individual performance. The principal compensation elements of the FY2023 Performance Program for Other Named Executive Officers are:

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

Base Salary

The following table sets forth Base Salaries for Mr. Weigand and Mr. Clegg at the end of each of fiscal year 2022 and 2023:

Name	Principal Position During Fiscal Year 2023	End of Fiscal Year 2022 Base Salary Rate(1)(2)	End of Fiscal Year 2023 Base Salary Rate(1)(3)	Base Salary % Change
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer	$465,151	$520,969	12.0%
Don Clegg	Senior Vice President, Worldwide Sales	$403,382	$435,652	8.0%

(1)The base salary amounts actually paid to each named executive officer for fiscal year 2022 and 2023 are disclosed in the Summary Compensation Table.
(2)For fiscal year 2022, salary amounts disclosed in the Summary Compensation Table for each named executive officer are less than the amounts disclosed in the table above because of the adjustments made to Base Salary during fiscal year 2022, which were: for Mr. Weigand, increases to $418,000 effective July 1, 2021, to $434,720 effective March 1, 2022, and to $465,151 effective May 1, 2022; and for Mr. Clegg, increases to $376,640 effective July 1, 2021, to $384,173 effective March 1, 2022, and to $403,382 effective May 1, 2022.
(3)For fiscal year 2023, salary amounts disclosed in the Summary Compensation Table for each named executive officer differ from the amounts disclosed in the table above because of the timing of adjustments made to Base Salary during fiscal year 2023, which were: for Mr. Weigand, increase to $520,969 effective October 1, 2022; and for Mr. Clegg, increase to $435,652 effective October 1, 2022. In addition, salary amounts disclosed in the Summary Compensation Table for such named executive officers also include amounts for paid out vacation and sick days.

Adjustments to Base Salaries for Mr. Weigand and Mr. Clegg were made during fiscal year 2023 after the Compensation Committee considered recommendations from the CEO. Primary factors the Compensation Committee considered in connection with these increases included the following:

•Analyses provided in the prior compensation study for fiscal year 2022 which indicated that even after multiple adjustments to base salaries for such executive officers made during the prior fiscal year 2022 (which were discussed in the prior year’s Compensation Discussion & Analysis), the base salaries for such executive officers were still generally below the 50th percentile in the market. With the adjustments made during fiscal year 2023, based upon the previously prepared compensation study for fiscal year 2022, the base salaries for Mr. Weigand and Mr. Clegg were generally at the 50th percentile in the market according to such study; and

•Consideration of continuing inflationary market conditions in fiscal year 2023.

In addition, while not participating in the FY2023 Performance Program for Other Named Executive Officers, Mr. George Kao, another named executive officer, also received an adjustment to his base salary rate during fiscal year 2023 based upon the same factors the Compensation Committee considered for each of Mr. Weigand and Mr. Clegg. During fiscal year 2023, Mr. Kao’s base salary rate increased from $373,411 to $395,816 effective January 1, 2023, an aggregate increase of 6.0% during fiscal year 2023.
SMCI | 2023 Form 10-K | 120

Fixed bonus component

Under the FY2023 Performance Program for Other Named Executive Officers, Mr. Weigand and Mr. Clegg receive a fixed bonus component payable in semi-monthly installments in the form of cash, which is based upon a percentage of Base Salary (the “Fixed Bonus”). The Compensation Committee included the Fixed Bonus as a part of the FY2023 Performance Program for Other Named Executive Officers for their continued achievements and contributions to the Company.

The Fixed Bonus percentage of Base Salary for fiscal year 2023 was 30% for Mr. Weigand. While the Fixed Bonus percentage of Base Salary remain unchanged between fiscal year 2022 and fiscal year 2023 for Mr. Weigand, Mr. Clegg’s Fixed Bonus percentage of Base Salary was adjusted between fiscal year 2022 and fiscal year 2023. Mr. Clegg’s Fixed Bonus percentage was 25% from July 1, 2022 to September 30, 2022 (“Mr. Clegg’s Prior Fixed Bonus Percentage”) and 20% from October 1, 2022 to June 30, 2023 (Mr. Clegg’s New Fixed Bonus Percentage”). The Compensation Committee believed such adjustment with a smaller amount of Mr. Clegg’s compensation being fixed was appropriate given his role, when also coupled with the increased weighting adjustment given to Mr. Clegg’s worldwide revenue KPI under the Performance Incentive Award component of his award. See “- Performance Incentive Award” below.

The Compensation Committee decided to retain the Fixed Bonus component for the FY2023 Performance Program for Other Named Executive Officers because the Committee believed the aggregate total cash compensation for these two officers, based on their base salaries effective on October 1, 2022, amount of cash earned under the Fixed Bonus percentages, and the amount of cash which the Committee believed would likely be earned under the cash portion of the Performance Incentive Award (see “- Performance Incentive Award” below), was likely to still be less than the market 50th percentile for comparable positions based upon the prior compensation study for fiscal year 2022. The following table sets forth the total amount of Fixed Bonus received by such persons for fiscal year 2023:

Name	Principal Position During Fiscal Year 2023	Fiscal Year 2023 Fixed Bonus Received
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer	$148,568(1)
Don Clegg	Senior Vice President, Worldwide Sales	88,888(2)

(1)For Mr. Weigand, the Fixed Bonus paid from July 1, 2022 to September 30, 2022 was determined based upon a base salary of $418,000 at the beginning of fiscal year 2022. The Fixed Bonus paid from October 1, 2022 to June 30, 2023 was determined based upon Mr. Weigand’s increase in base salary to $520,969.
(2)For Mr. Clegg, the Fixed Bonus paid from July 1, 2022 to September 30, 2022 was determined based upon a base salary of $376,640 at the beginning of fiscal year 2022 and Mr. Clegg’s Prior Fixed Bonus Percentage. The Fixed Bonus paid from October 1, 2022 to June 30, 2023 was determined based upon Mr. Clegg’s increase in base salary to $435,652 and Mr. Clegg’s New Fixed Bonus Percentage.

Mr. George Kao, another named executive officer, does not participate in the FY2023 Performance Program for Other Named Executive Officers, but during fiscal year 2023 was eligible for the Company’s regular semi-annual bonus payouts available to employees pursuant to which he received $14,362. Such bonus payouts are discretionary on the part of the Company, but (when made based upon Company performance) are available to a broad base of Company employees with amounts subject to CEO discretion and approval. Mr. Kao’s discretionary bonus payout was equal to less than 4% of his base salary at the end of fiscal year 2023.

SMCI | 2023 Form 10-K | 121

Performance Incentive Award

Description of Performance Incentive Award. Under the Performance Incentive Award portion of the FY2023 Performance Program for Other Named Executive Officers, participants have the ability to earn Performance Incentive Awards based upon the achievement of certain specified KPIs and the CEO’s subjective evaluation of each participant’s performance during the fiscal year. Any Performance Incentive Awards earned by Mr. Weigand are payable 20% in cash and 80% in Performance RSUs, and any Performance Incentive Awards earned by Mr. Clegg are payable 50% in cash and 50% in Performance RSUs. The cash portion of the award is paid out promptly after the amount of any Performance Incentive Award is determined and approved by the Compensation Committee following the end of the fiscal year, and the Performance RSUs are granted at approximately the same time. The number of Performance RSUs granted to the participants is determined by dividing the value of the Performance RSU portion of the Performance Incentive Award by an average closing price of our stock, as described in more detail below. These Performance RSUs generally vest in equal annual installments over a period of four years from the first day of the new fiscal year, so long as the individual continues to be employed. Performance RSUs for the annual award are (for purposes of administration of shares available under the amended and restated 2020 Equity and Incentive Compensation Plan) capped for each of Messrs. Weigand and Clegg at a level unlikely to be earned. In addition:

•The amount of the earned Performance Incentive Award is determined as a multiple (the “Multiple”) of a base incentive target (calculated as a set percentage of Base Salary) set for each participant (the “Base Incentive Target”).

•The Base Incentive Target for fiscal year 2023 was set at 10% of Base Salary for each of Messrs. Weigand and Clegg.

•Each KPI and the CEO’s subjective evaluation of performance contribute to the calculation of the Multiple, which is applied to the Base Incentive Target to determine the total amount of the earned Performance Incentive Award:

◦For Mr. Weigand, the KPIs for fiscal year 2023 were based upon:

•Percentage appreciation in Company stock price from June 30, 2022, to June 30, 2023, with a 100% increase in the stock price counting as 1.00 towards determination of the final aggregate Multiple; and

•This KPI is “double weighted,” meaning that such percentage increase in stock price is then multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below; and

•Percentage increase in number of long-term investors in the Company from June 30, 2022, to June 30, 2023, with a 100% increase in the number of long-term investors counting as 1.00 towards the determination of the final aggregate Multiple; and

*Such KPI is also “double weighted,” meaning that such percentage increase is multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below.

◦For Mr. Weigand, an individual performance evaluation rating (on a scale from 1.0 to 5.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple.

The scores arising from these KPI results, and the performance evaluation, are then added together to determine the final aggregate Multiple that is applied to the Base Incentive Target to determine the value of the Performance Incentive Award. For these purposes, long-term investors in the Company are defined as either (1) a new long-term investor with at least 100,000 shares (which represents approximately about 0.2% of the total number of shares outstanding) added during fiscal year 2023 or (2) an existing long-term investor who had increased its holdings by at least 50% during fiscal year 2023; provided, however, that index funds, hedge funds, and broker-dealers are excluded from the definition of long-term investors. A list of potential long-term investors at the end of fiscal year 2022 had been identified based upon certain SEC filings made by such investors, and the foregoing evaluation criteria was then applied to such list.

SMCI | 2023 Form 10-K | 122

◦For Mr. Clegg, the KPIs for fiscal year 2023 are based upon:

•Percentage increase in number of our top 3,000 customers from June 30, 2022, to June 30, 2023, with a 100% increase in the number of our top 3,000 customers counting as 1.00 towards determination of the final aggregate Multiple. For these purposes, new top 3,000 customers are identified based upon new customer accounts which were set up in our internal accounting system during fiscal year 2023 based upon approximately 900+ accounts which were targeted for marketing efforts in the fiscal year;

*Such KPI is “double weighted,” meaning that such percentage increase is multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below.

•Percentage increase in worldwide revenue from the prior fiscal year, with a 100% increase in revenue counting as 1.00 towards determination of the final aggregate Multiple;

*This KPI is “triple weighted,” meaning that such percentage increase in worldwide revenue is then multiplied by three, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below. During the prior fiscal year 2022, Mr. Clegg had this same KPI, but it was only “double weighted.” The Compensation Committee believed it was appropriate to increase the weighting of this KPI to “triple weighted” for fiscal year 2023 given Mr. Clegg’s role as Senior Vice President, Worldwide Sales, as achievement against this metric has high correlation with the Company's stock price; and

•Change in Slow Moving & Excess and Obsolete Inventory KPI, or Inventory KPI, which is calculated by dividing slow moving and excess and obsolete inventory for fiscal year 2022 by slow moving and excess and obsolete inventory for fiscal year 2023, and subtracting 1.00 from such quotient;

*The Inventory KPI is “double weighted,” meaning that such resulting number from the calculation described above is then multiplied by two, and that resulting number is then used in the calculation of the aggregate Multiple as described above and illustrated below; and

◦For Mr. Clegg, an individual performance evaluation rating (on a scale from 1.0 to 5.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple.

The scores arising from these KPI results, and the performance evaluation, are then added together to determine the final aggregate Multiple that is applied to the Base Incentive Target to determine the value of the Performance Incentive Award.

For each of Mr. Weigand and Mr. Clegg, a decrease in stock price, number of long-term investors, number of our top 3,000 customers, and/or worldwide revenue from the prior fiscal year (as may be applicable) results in a multiple of zero for that KPI for purposes of determining the aggregate Multiple. For these purposes, worldwide revenue is defined as our net sales for the fiscal year as reported in our consolidated financial statements. In addition, for Mr. Clegg, an increase in slow moving and excess and obsolete inventory from the prior fiscal year results in a multiple of zero for the Inventory KPI for purposes of determining the aggregate Multiple. Slow moving and excess and obsolete inventory apply written guidelines that have been established which categorize products based upon various criteria (such as price sensitivity based upon age (e.g. CPUs, GPUs), volume/cost of product, and product lead time), and then for each such category define a time period after which they are considered slow moving.

Performance Cash is paid in the next payroll cycle following the Compensation Committee’s certification and approval of the calculation of the Performance Incentive Award after the end of the fiscal year, or as soon as reasonably practical thereafter.
SMCI | 2023 Form 10-K | 123

Performance RSUs are to be granted to the respective participating officer on a grant date within 10 days of the Compensation Committee’s certification and approval of the results of the Performance Incentive Award (the “Grant Date”), but in no event later than August 31, 2023, subject to the recipient remaining employed with, or otherwise continuing to provide services to, the Company through such Grant Date. The number of Performance RSUs earned will be determined by dividing the value of the portion of the Performance Incentive Award earned thereunder allocated to the Performance RSUs portion by the sixty-trading day average closing stock price of the Company’s common stock as of (and including) the date immediately prior to the Grant Date (rounded to the nearest whole RSU, and subject to (for purposes of administration of shares available under the amended and restated 2020 Equity and Incentive Compensation Plan) a maximum cap at a level unlikely to be earned.

Measurement of Fiscal Year 2023 Performance against the Performance Incentive Award. The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2023 performance for Mr. Weigand:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Stock Price Increase KPI	518% (or 5.18)(1)	2X	10.36
Long-Term Investor Increase KPI	44% (or 0.44)(2)	2X	0.88
Individual Performance Evaluation	4.8(3)	1X	4.8
Total Multiple			16.04
Base Incentive Target			$52,097
Final Earned Performance Incentive Award Value			$835,636
Performance Cash Payout Value (20%)			$167,127
Performance RSUs Payout Value (80%)			$668,509
Number of Performance RSUs Granted in August 2023(4)			2,479

(1)Our closing stock price on June 30, 2022 and June 30, 2023 was $40.35 and $249.25, respectively.
(2)Utilizing the definition of long-term investor specified above, it was determined the number of Long-Term Investors increased from 50 to 72 during fiscal year 2023.
(3)Based upon the CEO’s evaluation.
(4)2,046 and 433 RSUs were granted on August 24, 2023 and August 25, 2023, respectively, based on the average 60-trading day closing stock price of $269.46 and $269.94, respectively.

The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2023 performance for Mr. Clegg:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Top 3,000 Customers KPI	92% (or 0.92)(1)	2X	1.84
Worldwide Revenue KPI	37% (or 0.37)(2)	3X	1.11
Inventory KPI	NA(3)	2X	NA
Individual Performance Evaluation	4.3(4)	1X	4.3
Total Multiple			7.25
Base Incentive Target			$43,565
Final Earned Performance Incentive Award Value			$315,846
Performance Cash Payout Value (50%)			$157,923
Performance RSUs Payout Value (50%)			$157,923
Number of Performance RSUs Granted in August 2023(5)			585

(1)Using the definition of new top 3,000 customer specified above, it was determined that 123 such customers were added during fiscal year 2023.
(2)In our consolidated financial statements, we recorded revenues of $5,196.1 million and $7,123.5 million for fiscal year 2022 and fiscal year 2023, respectively.
(3)The final weighted score for this performance measure was determined to be zero. In our consolidated financial statements, we recorded a $36.6 million increase in inventory reserve charges between fiscal year 2022 and fiscal year 2023
(4)Based upon the CEO’s evaluation.
SMCI | 2023 Form 10-K | 124

(5)320 and 265 RSUs were granted on August 24, 2023 and August 25, 2023, respectively, based on the average 60-trading day closing stock price of $269.46 and $269.94, respectively.

Other Equity-Based Incentive Compensation

While participants in the FY2023 Performance Program for Other Named Executive Officers are eligible to receive performance-based awards under the Performance Incentive Award portion of such program, such persons also continue to be eligible to receive other equity-based incentive compensation, along with our other named executive officers and other persons eligible for awards under the amended and restated 2020 Equity and Incentive Compensation Plan. In continuing to award other equity-based incentive compensation to participants in the FY2023 Performance Program for Other Named Executive Officers, the Compensation Committee noted that the prior compensation study described above indicated that the historical level of equity awards made had low retention power, and that equity vehicles that included a mix of both time-based RSUs and PRSUs should be considered. As a result, the Compensation Committee elected to continue its practice of making regular periodic refresh grants of time-based equity incentives of both RSUs and options to the named executive officers participating in the FY2023 Performance Program for Other Named Executive Officers.

For such named executive officers participating in the FY2023 Performance Program for Other Named Executive Officers, the Compensation Committee views stock options and other equity-based awards as an important component of the total compensation. We believe that equity-based awards also align the interests of a named executive officer with those of our stockholders. They also provide named executive officers a significant, long-term interest in our success and help retain key named executive officers in a competitive market for executive talent. The amended and restated 2020 Equity and Incentive Compensation Plan authorized the Compensation Committee to grant stock options and other equity-based awards to eligible named executive officers. The number of shares owned by, or subject to equity-based awards held by, each named executive officer is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance, expected future performance and the relative holdings of executive officers. In addition to equity-based awards made in connection with events such as promotions, the Compensation Committee has historically granted refresh equity awards to employees (including executive officers) on a two-year cycle.

For fiscal year 2023, which commenced July 1, 2022, in addition to the Performance RSUs discussed above under “- Performance Incentive Award,” the Compensation Committee determined to provide the awards of service-based stock options and RSUs to named executive officers as outlined in the table below.

	Type of Award	Quantity (at Target) of Award	Rationale for Providing the Award
David Weigand	RSUs(1)	7,687	Special grant
	RSUs(2)	3,752	Performance grant
	RSUs(3)	1,000	Recognition grant
Don Clegg	RSUs(2)	3,184	Performance grant
	RSUs(3)	1,000	Recognition grant
George Kao	RSUs(3)	1,500	Recognition grant
	RSUs	2,930	Refresh grant
	Stock Options	6,500	Refresh grant

(1)As discussed in the Compensation Discussion & Analysis in the prior year Annual Report on Form 10-K, during fiscal year 2022, Mr. Weigand received a special award of 30,000 stock options (the “Special Award”) to further incent him as a result of his promotion to Chief Financial Officer in February 2021, at which time no additional equity incentive had been awarded to him. The Committee originally commenced discussion of granting such Special Award in January 2022, but the grant was delayed until April 2022. The Company’s stock price, however, had appreciated significantly during such period. Taking this information into consideration, the Committee, upon the recommendation of the CEO, awarded this special grant of RSUs to Mr. Weigand on August 12, 2022 specifically regarding this difference in Special Award grant timing, which special grant of RSUs has vesting dates generally in line with the vesting dates of the Special Award, vesting at the rate of seven equal quarterly installments with the initial vesting date on November 10, 2022, and the final vesting date will be May 10, 2024.
(2)Such RSUs were earned by Messrs. Weigand and Clegg as payouts pursuant to their Performance Incentive Awards under the FY2022 performance program. See the Compensation Discussion & Analysis discussion in the prior year Annual Report on Form 10-K for additional information. The RSUs were actually granted on August 29, 2022, and vest at an annual rate of 25% per year commencing July 1, 2023, with the final installment vesting on July 1, 2026.
(3)Such grants made on September 15, 2022 were part of a special recognition grant made to a broad set of employees which included Messrs. Weigand, Clegg, and Kao. These grants, consistent with certain prior practices over recent years to these same NEOs in connection with other broad-based special recognition rewards, vested 50% on October 25, 2022 and 50% on March 25, 2023, and were intended to recognize the Company’s general assessment of awardees’ recent collective achievement for and contributions to the Company. The CEO made the
SMCI | 2023 Form 10-K | 125

recommendation on size of grants for the other NEOs to the Committee based on his subjective assessment of their contributions to the Company. For context, Company-wide, an aggregate of 170,365 RSUs were granted in connection with this special recognition grant to approximately 1,321 employees, with awards ranging in sizes up to a maximum of 2,000 units. The average award was for 129 RSUs, and (based upon the recommendation of the CEO) an aggregate of 29 employees received awards of 1,000 RSUs or more.

Stock Options. In general, the Compensation Committee uses stock options to directly align the compensation interests of participating named executive officers with the investment interests of our stockholders. The stock options described above for Mr. Kao were part of his regular periodic refresh grant cycle, and were granted on November 4, 2022 with a 10-year term and an exercise price equal to the closing market price of our common stock on the grant date ($76.63). Subject generally to the continued service of Mr. Kao, such stock options vest and become exercisable at the rate of 25% of the shares on November 4, 2023, and then an additional 1/16th of the shares at the end of each successive calendar quarter thereafter. The particular size of the stock option grants to Mr. Kao was determined based upon the recommendation of Mr. Liang, which was reviewed and approved by the Compensation Committee.

RSUs. In general, RSUs represent the right to receive payout of a defined number of shares of our common stock subject generally to continued employment through the vesting date. The RSUs granted to Mr. Weigand on August 12, 2022 were a special grant that vests at the rate of seven equal quarterly installments, with the initial vesting date on November 10, 2022 and the final vesting date on May 10, 2024. See the table above for additional information with respect to this special grant.
The RSUs granted to Messrs. Weigand and Clegg on August 29, 2022 were earned by Messrs. Weigand and Clegg pursuant to their Performance Incentive Awards under the prior year FY2022 performance program. Subject generally to the continued service of such named executive officers, these RSUs vest at an annual rate of 25% per year commencing July 1, 2023, with the final installment vesting on July 1, 2026.

On September 15, 2022, a special recognition grant was made to a broad set of employees which included Messrs. Weigand, Clegg, and Kao. These grants vested 50% on October 25, 2022 and 50% on March 25, 2023. See the table above for additional information with respect to this special recognition grant.

On November 4, 2022, a regular periodic refresh grant was made to Mr. Kao. These RSUs generally vest at the rate of 25% of the total number of units on November 10, 2023, and then an additional 1/16th of the units at the end of each successive calendar quarter thereafter. See the table above for additional information with respect to this refresh grant.

The particular sizes of the RSU grants to each of these named executive officers was determined based upon the recommendation of Mr. Liang, which was reviewed and approved by the Compensation Committee.

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
SMCI | 2023 Form 10-K | 126

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

As of June 30, 2023, each of the covered persons subject to the Guidelines met his or her stock ownership target.

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

Clawback Policy

Prior to calendar year 2023, we established a recoupment policy applicable to our named executive officers (the “Recoupment Policy”). Under the Recoupment Policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under United States securities laws, the Compensation Committee shall be entitled to have the Company recover from any current or former executive officer any excess incentive-based compensation received by such person during the three-year period prior to the date on which we are required to prepare the restatement. This Recoupment Policy applied to both equity-based and cash-based incentive compensation awards. The “excess incentive-based compensation” is the difference between the actual amount that was paid, and the amount that would have been paid under the restated financial results.

In light of new rules promulgated by the Nasdaq National Market on which we are listed and requirements of the Securities and Exchange Commission, during the course of fiscal year 2024 we intend to re-evaluate our Recoupment Policy and put in place a policy compliant with the required standards.

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

SMCI | 2023 Form 10-K | 127

Perquisites. We do not provide perquisites or personal benefits to any of our named executive officers.

Employment Arrangements, Severance and Change of Control Benefits. We have not entered into employment agreements with any of our named executive officers. Each of Messrs. Clegg, Kao and Weigand currently has a signed offer letter which provides for at-will employment. Each such offer letter provides for an initial base salary rate, an initial stock option grant and rights to participate in our employee benefit plans as described above. We do not have any written employment arrangements with Mr. Liang. Other than as described in the following sentence, we do not have any arrangements with any of our named executive officers that provide for any severance or other benefits in the event of termination or change of control of our Company. See also - “Fiscal Year 2023 Potential Payments Upon Termination or Change of Control.” The 2021 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. See “Discussion and Analysis of 2021 CEO Performance Award.”

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

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), generally limits a Company’s ability to deduct for tax purposes compensation in excess of $1.0 million paid in any single tax year to certain executive officers (and, since 2018, certain former executive officers). We expect to continue to design and maintain executive compensation arrangements that we believe will attract and retain the executive talent that we need to compete successfully, even if in certain cases such compensation is not deductible for federal income tax purposes.

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

Sherman Tuan, Chair
Daniel Fairfax
Tally Liu
SMCI | 2023 Form 10-K | 128

Fiscal Year 2023 Summary Compensation Table

The following table sets forth information concerning the reportable compensation for our named executive officers for the fiscal years ended 2023, 2022 and 2021, as applicable.

FISCAL YEAR 2023 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)		All Other Compensation ($)	Total ($)
Charles Liang	2023	1	—	—	—	—		—	1
President, Chief Executive Officer and Chairman of the Board	2022	1	—	—	—	—		—	1
	2021	421,785	3,360	—	11,616,000	6,057,526	(6)	—	18,098,671

David Weigand	2023	522,151	148,568	1,021,243	—	167,127		—	1,859,089
Senior Vice President, Chief Financial Officer and Chief Compliance Officer	2022	442,601	285,050	353,404	1,074,005	48,973		—	2,204,033
	2021	367,709	43,360	109,188	113,280	—		—	633,537

Don Clegg	2023	449,469	88,888	331,660	—	157,923		—	1,027,940
Senior Vice President, Worldwide Sales	2022	398,470	221,620	183,653	98,700	166,250		—	1,068,693
	2021	362,140	9,990	102,515	106,200	—		—	580,845

George Kao	2023	394,813	14,362	322,566	269,815	—		—	1,001,556
Senior Vice President, Operations	2022	364,409	45,980	—	—	—		—	410,389
	2021	333,858	6,273	57,688	60,213	—		—	458,032

(1)Amounts disclosed under "Salary" for fiscal year 2023 include leave pay earned by the named executive officers.
(2)Amounts disclosed under “Bonus” for fiscal year 2023 reflect, as applicable, fixed amount bonuses, special bonuses, profit sharing amounts, holiday bonuses and/or our sales bonus program, all as further described above in the CD&A.
(3)Amounts disclosed for fiscal year 2023 represent the grant date fair values of RSU awards granted during fiscal year 2023 calculated in accordance with ASC Topic 718 and are based on the closing market price of our common stock on the date of grant. Amounts also include the fair values of the RSU portion of Messrs. Weigand and Clegg’s Performance Incentive Award provided for fiscal year 2023, based on probable outcome, as of January 2023. The RSU portion of each award was capped at a level unlikely to be earned. The actual number of RSUs earned by Messrs. Weigand and Clegg for their Performance Incentive Awards were granted in early fiscal year 2024, as disclosed in CD&A above.
(4)The amount disclosed for fiscal year 2023 represents the grant date fair values of the stock option award calculated in accordance with ASC Topic 718, using the Black Scholes option pricing model. Assumptions used in the calculation of this amount are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Part II, Item 8, Note 10 “Stock-based Compensation and Stockholders’ Equity”, to our consolidated financial statements for fiscal year 2023 included in this Annual Report on Form 10-K.
(5)Amounts disclosed for fiscal year 2023 represent payouts of the cash portion of Messrs. Weigand and Clegg’s Performance Incentive Awards for fiscal 2023, as further described above in CD&A.
(6)As discussed in the Prior Year CD&A, in March 2020, Mr. Liang received a special performance-based cash incentive award opportunity. Mr. Liang’s award, for a cash incentive opportunity of up to $8,076,701 (the “Maximum Value”), was specifically linked to Company stock price performance, as further described below under “- Update on Special Performance-Based Cash Incentive Award Granted in March 2020.” The applicable stock price performance conditions for the award were achieved during fiscal year 2021 and, as a result, 50% of the Maximum Value (or $4,038,351) was paid to Mr. Liang in fiscal year 2021. However, the Board had discretion to reduce the payout value of the remaining portion of the award under certain circumstances. As further described below under “- Update on Special Performance-Based Cash Incentive Award Granted in March 2020” in September 2021, the Board exercised this discretion and reduced the payout for the remaining portion of the award to 25% of the Maximum Value (or $2,019,175), for a total award payout for 2021 of $6,057,526.

SMCI | 2023 Form 10-K | 129

Fiscal Year 2023 Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2023 to each of our named executive officers, which grants were made under the amended and restated Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan.

FISCAL YEAR 2023 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Charles Liang	—	—	—	—	—	—	—	—	—	—	—
David Weigand	8/12/2022	—	—	—	—	—	—	7,687	—	—	502,038
	1/24/2023	9,303	(2)	—	—	—	—	—	—	—	—
	1/24/2023	—	—	—	(2)	(2)	(2)	—	—	—	193,982
	9/15/2022	—	—	—	—	—	—	1,000	—	—	65,360
Don Clegg	1/24/2023	20,169	(2)	—	—	—	—	—	—	—	—
	1/24/2023	—	—	—	(2)	(2)	(2)	—	—	—	45,776
	9/15/2022	—	—	—	—	—	—	1,000	—	—	65,360
George Kao	9/15/2022	—	—	—	—	—	—	1,500	—	—	98,040
	11/4/2022	—	—	—	—	—	—	2,930	—	—	224,526
	11/4/2022	—	—	—	—	—	—	—	6,500	76.63	269,815

(1)Amounts disclosed in this column represent the fair value of the RSU and stock option awards as of the date of grant or award opportunity computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.
(2)As further described in CD&A, each of Messrs. Weigand and Clegg received a Performance Incentive Award for fiscal year 2023 payable for Mr. Weigand 20% in cash and 80% in Performance RSUs, and payable for Mr. Clegg 50% in cash and 50% in Performance RSUs, which Performance RSUs will vest over four years from July 1, 2023. Based on the design of the Performance Incentive Award, there was essentially no target or maximum cash amount to be earned, and essentially no target number of Performance RSUs to be earned, but the threshold amount of the award was equal to $46,515 for Mr. Weigand and $40,338 for Mr. Clegg, and the award was capped at a level unlikely to be earned. The cash portions earned by Messrs. Weigand and Clegg are reported in the “Non-Equity Incentive Plan Compensation” column of the Fiscal Year 2023 Summary Compensation Table, and the fair values of the RSU portions disclosed in this table, based on probable outcome, as of January 2023 are included in the “Stock Awards” column of the Fiscal Year 2023 Summary Compensation Table. The actual Performance RSUs earned by Messrs. Weigand and Clegg for their Performance Incentive Awards were granted in early fiscal year 2024, as disclosed in CD&A above.

Grants made in fiscal year 2023 are described more fully in the “Compensation Discussion and Analysis” section of this Annual Report. More information concerning the terms of the employment arrangements, if applicable, in effect with our named executive officers during fiscal year 2023 is provided under the "Employment Arrangements, Severance and Change of Control Benefits" under the “Compensation Discussion and Analysis”.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table provides information concerning the outstanding equity-based awards as of June 30, 2023, held by our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END TABLE
SMCI | 2023 Form 10-K | 130

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(14)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(14)
Charles Liang	166,750	—		—		35.07	1/19/2025	—		—	—	—
	130,000	—		—		26.95	8/2/2027	—		—	—	—
	600,000	—		400,000	(2)	45.00	3/2/2031	—		—	—	—
David Weigand	16,072	—		—		22.10	7/31/2028	—		—	—	—
	3,928	—		—		22.10	7/31/2028	—		—	—	—
	2,475	2,000	(3)	—		30.33	8/4/2030	—		—	—	—
	3,525	—		—		30.33	8/4/2030	—		—	—	—
	15,000	15,000	(4)	—		53.04	5/5/2032	—		—	—	—
	494	4,633	(5)	—		53.04	5/5/2032	—		—	—	—
	1,881	2,492	(5)	—		53.04	5/5/2032	—		—	—	—
	—	—		—		—	—	900	(6)	224,325	—	—
	—	—		—		—	—	3,210	(7)	800,093	—	—
	—	—		—		—	—	4,393	(8)	1,094,955	—	—
	—	—		—		—	—	3,752	(9)	935,186	—	—
Don Clegg	2,000	—		—		20.54	8/3/2026	—		—	—	—
	14,679	—		—		22.10	7/31/2028	—		—	—	—
	5,321	—		—		22.10	7/31/2028	—		—	—	—
	2,413	1,875	(3)	—		30.33	8/4/2030	—		—	—	—
	3,212	—		—		30.33	8/4/2030	—		—	—	—
	542	2,541	(5)	—		53.04	5/5/2032	—		—	—	—
	365	182	(5)	—		53.04	5/5/2032	—		—	—	—
	—	—		—		—	—	845	(6)	210,616	—	—
	—	—		—		—	—	1,223	(7)	304,833	—	—
	—	—		—		—	—	3,184	(9)	793,612	—	—
George Kao	14,840	—		—		26.95	8/2/2027	—		—	—	—
	5,160	—		—		26.95	8/2/2027	—		—	—	—
	2,972	—		—		13.00	10/30/2028	—		—	—	—
	2,968	—		—		13.00	10/30/2028	—		—	—	—
	1,560			—		20.37	3/27/2030	—		—	—	—
	3,381	2,029	(10)	—		23.74	10/27/2030	—		—	—	—
	—	4,378	(11)	—		76.63	11/4/2032	—		—	—	—
	—	2,122	(12)	—		76.63	11/4/2032	—		—	—	—
	—	—		—		—	—	912	(12)	227,316
	—	—		—		—	—	2,930	(13)	730,303	—	—

(1)Represents the closing stock price per share of our common stock as of June 30, 2023 ($249.25) multiplied by the number of shares underlying RSUs that had not vested as of June 30, 2023.
(2)These stock options are performance-based and vest and become exercisable depending upon the degree of satisfaction of both the Stock Price Goals and Revenue Goals discussed above in CD&A. The Stock Price Goals must be achieved on or prior to September 30, 2026 and the Revenue Goals must be achieved on or prior to June 30, 2026. The options vest in tranches of 200,000 shares each only when coordinating Stock Price Goals and
SMCI | 2023 Form 10-K | 131

Revenue Goals, respectively, of $45.00 sixty-trading-day-average stock price and $4.0 billion in four-consecutive-fiscal-quarter revenue, $60.00 sixty-trading-day-average stock price and $4.8 billion four-consecutive-fiscal-quarter revenue, $75.00 sixty-trading-day-average stock price and $5.8 billion four-consecutive-fiscal-quarter revenue, $95.00 sixty-trading-day-average stock price and $6.8 billion four-consecutive-fiscal-quarter revenue, and $120.00 sixty-trading-day-average stock price and $8.0 billion four-consecutive-fiscal-quarter revenue, are achieved. The smallest amount of these stock options (threshold) that could have been earned based on performance was vested stock options for 200,000 shares for achieving a Stock Price Goal of $45.00 sixty-trading-day-average stock price and a Revenue Goal of $4.0 billion in four-consecutive-fiscal-quarter revenue. However, even if those goals are achieved, if the Company’s stock price had remained at $45.00 per share, based on the $45.00 exercise price for these stock options, there would have been no appreciation value in those stock options for Mr. Liang. For more information about the operation of this award, see “2023 CEO Performance Award Granted in March 2023” above.
(3)These incentive and nonqualified stock options vest at the rate of 25% on May 1, 2021 and 1/16th per quarter thereafter, such that the granted options will be fully vested on May 1, 2024.
(4)These nonqualified stock options vest at the rate of 1/8th of the shares on the first quarter of the vesting commencement date on August 5, 2022, and 1/8th at the end of each successive calendar quarter thereafter.
(5)These incentive and nonqualified stock option vest the rate of 25% on May 5, 2023 and 1/16th per quarter thereafter, such that the granted options will be fully vested on May 5, 2026.
(6)The RSUs vest at the rate of 25% on May 10, 2021 and 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 10, 2024.
(7)The RSUs vest at the rate of 25% on May 10, 2023 and 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 10, 2026.
(8)The RSUs vest equally at the rate of 14.3% in seven quarters on November 10, 2022, such that the RSUs will be fully vested on May 10, 2024.
(9)The RSUs vest in four equal annual increments on July 1 of each year, beginning on July 1, 2023, such that the RSUs will be fully vested on July 1, 2026.
(10)These incentive stock options vest at the rate of 25% on October 27, 2021 and 1/16th per quarter thereafter, such that the granted options will be fully vested on October 27, 2024.
(11)These incentive and nonqualified stock options vest at the rate of 25% on November 4, 2023 and 1/16th per quarter thereafter, such that the granted options will be fully vested on November 4, 2026.
(12)These RSUs vest at the rate of 63% on May 10, 2021 and at a rate of 6% per quarter thereafter, such that the RSUs will be fully vested on November 10, 2024.
(13)These RSUs vest at the rate of 25% on November 10, 2023 and 1/16th per quarter thereafter, such that the RSUs will be fully vested on November 10, 2026.
(14)As further described in CD&A, as of the end of fiscal year 2023, each of Messrs. Weigand and Clegg participated in a Performance Incentive Award for fiscal year 2023 payable for Mr. Weigand 20% in cash and 80% in Performance RSUs, and payable for Mr. Clegg 50% in cash and 50% in Performance RSUs, which Performance RSUs will vest over four years from July 1, 2023. Based on the design of the Performance Incentive Award, there was essentially no target number of Performance RSUs to be earned, but the award was capped at a level unlikely to be earned. The actual Performance RSUs earned by Messrs. Weigand and Clegg for their Performance Incentive Awards were granted in early fiscal year 2024, as disclosed in CD&A above, and will appear in this table in subsequent years.

Fiscal Year 2023 Option Exercises and Stock Vested

The following table sets forth the dollar amounts realized by each of our named executive officers pursuant to the exercise or vesting of equity-based awards during fiscal year 2023.

FISCAL YEAR 2023 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	231,260	13,472,113	—	—
David Weigand	—	—	6,264	650,495
Don Clegg	8,000	1,656,171	2,252	221,527
George Kao	—	—	2,532	220,076

(1)The value disclosed in this column is based on the difference between the price of our common stock at the time of exercise and the exercise price.
(2)The values disclosed in this column are based on the closing price of our common stock on the date of vesting, multiplied by the gross number of shares vested.

Fiscal Year 2023 Pension Benefits and Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation arrangements or pension plans. As such, the Pension Benefits disclosure and Nonqualified Deferred Compensation disclosure for fiscal year 2023 are omitted from this Annual Report.

SMCI | 2023 Form 10-K | 132

Fiscal Year 2023 Potential Payments Upon Termination or Change of Control

Other than as set forth below or described elsewhere in this Item 11, “Executive Compensation,” we do not currently, and did not during fiscal year 2023 have, any arrangements with any of our named executive officers that provide for any additional or enhanced severance or other compensation or benefits in the event of termination or change of control of our Company.

Other than with respect to the 2021 CEO Performance Award, the Company’s stock option agreements generally provide for three months of exercise of vested options after termination of service, one year of exercise after disability, and one year of exercise after death. The 2021 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. See “Discussion and Analysis of 2021 CEO Performance Award.” The final two tranches of 400,000 options under the 2021 CEO Performance Award would have been earned thereunder for a change in control occurring on June 30, 2023 (based on the closing stock price of $249.25 on such date). The exercise price under the 2021 CEO Performance Award is $45.00. As a result, the intrinsic value of these 400,000 options would have been $81.7 million at June 30, 2023.

Fiscal Year 2023 Chief Executive Officer Pay Ratio

For fiscal year 2023, the ratio of the annual total compensation of Mr. Liang, our Chief Executive Officer (“2023 CEO Compensation”), to the median of the annual total compensation of all of our employees and those of our consolidated subsidiaries other than Mr. Liang (“2023 Median Annual Compensation”), was 0.095 (or ninety-five hundredths) to 1. For purposes of this pay ratio disclosure, 2023 CEO Compensation was determined to be $7,104 which represents the total compensation reported for Mr. Liang under the “Fiscal Year 2023 Summary Compensation Table,” plus the Company’s contribution to certain non-discriminatory group health and welfare benefits provided to Mr. Liang. The 2023 Median Annual Compensation for the identified median employee was determined to be $75,170, also including the Company’s contribution to the same non-discriminatory group health and welfare benefits provided to the median employee. Please see the CD&A above for more information about Mr. Liang’s compensation arrangements in place for fiscal year 2023, which included participation in the 2021 CEO Performance Award.

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

SMCI | 2023 Form 10-K | 133

In calculating our Chief Executive Officer pay ratio for fiscal year 2023, we did not go through a renewal of the process (described above) of identifying a median employee as was conducted for fiscal year 2021. This is because we believe that there has been no change in our employee population or employee compensation arrangements during fiscal year 2023 that would result in a significant change to our Chief Executive Officer pay ratio disclosure. However, due to a change in the circumstances of the median employee that was identified as of the Determination Date (the “Original Median Employee”), as such Original Median Employee departed from the Company during the course of fiscal year 2022, it was no longer appropriate to use the Original Median Employee for these pay ratio purposes. As a result, for fiscal year 2022, we used another employee whose compensation was substantially similar to the Original Median Employee based on the compensation measures discussed above used to select the Original Median Employee. For fiscal year 2023, we continued to use the same employee identified for fiscal year 2022.

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

2023 Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at Board and committee meetings. Charles Liang and Sara Liu, who are employees and also serve as directors, do not receive any additional compensation from us specifically for their service as directors.

For their service during fiscal year 2023, our non-employee directors received an annual retainer of $60,000, payable quarterly in cash. In addition, the Chairperson of our Audit Committee received an additional annual retainer of $30,000 and the Chairperson of each of our Compensation Committee and our Governance Committee received an additional annual retainer of $20,000 and $15,000, respectively, in each case payable quarterly in cash. Each director serving in a non-chairperson capacity on our Audit Committee received an additional annual retainer of $15,000, each director serving in a non-chairperson capacity on our Compensation Committee received an additional annual retainer of $10,000 and each director serving in a non-chairperson capacity on our Governance Committee received an additional annual retainer of $7,500, in each case payable quarterly in cash. Finally, non-employee directors were entitled to $2,000 per meeting for each meeting attended in excess of (1) the regular meetings of the Board and (2) up to 10 additional meetings beyond such regular meetings, provided that notice of the meeting was properly given, a quorum was present, and the meeting was recorded (“Excess Meetings”). During fiscal year 2023, each of Messrs. Fairfax and Liu attended eight Excess Meetings, Mr. Tuan attended two Excess Meetings, and Mr. Chan attended one Excess Meeting. Each of Ms. Lin and Mr. Blair did not attend any Excess Meetings during fiscal year 2023.

Our director compensation policy also provides for annual RSU grants to the non-employee directors with a value equal to $220,000, with the ultimate number of RSUs granted based on our closing stock price on the date of grant. For fiscal year 2023, we made such grants for non-employee director service under the Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan on August 2, 2022, to such persons serving on such date, which grants had a vesting date of June 30, 2023.

Mr. Robert Blair was appointed as a non-employee director on December 19, 2022. In connection with his appointment, Mr. Blair received during fiscal year 2023 a pro-rated portion of the annual non-employee director retainer and, on February 3, 2023, an RSU grant with a value equal to a pro-rated portion of $220,000 from the date of his appointment with a vesting date of June 30, 2023.

The following table shows for fiscal year 2023 certain information with respect to the compensation of all of our non-employee directors who served in such capacities during fiscal year 2023:

SMCI | 2023 Form 10-K | 134

FISCAL YEAR 2023 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)	Total ($)
Daniel Fairfax	97,821	219,979	—	317,800
Judy Lin	67,500	219,979	—	287,479
Robert Blair(1)	32,120	116,895	—	149,015
Sherman Tuan	91,500	219,979	—	311,479
Shiu Leung (Fred) Chan	92,000	219,979	—	311,979
Tally Liu	116,000	219,979	—	335,979

(1)Mr. Robert Blair was appointed to the Board in December 2022.
(2)This column consists of annual director fees, non-employee committee chairman fees, and other committee member fees, in each case earned for fiscal year 2023.
(3)The dollar amounts in this column represent the aggregate grant date fair values of the RSU awards granted during fiscal year 2023 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Item II, Part 8, Note 10, “Stock-based Compensation and Stockholders’ Equity” to our consolidated financial statements for fiscal year 2023 included in the Annual Report. Each grant of 3,917 RSUs to each of the directors other than Mr. Blair had a grant date fair value of $56.16 per share, and Mr. Blair's grant of 1,386 RSUs had a grant date fair value of $84.34 per share.

The table below sets forth the aggregate number of shares underlying stock and option awards held by our non-employee directors as of June 30, 2023.

Name	Stock Awards(1)	Option Awards
Daniel Fairfax	—	—
Judy Lin	—	—
Robert Blair	—	—
Sherman Tuan	—	2,500
Shiu Leung (Fred) Chan	—	—
Tally Liu	—	—

(1)For fiscal year 2023, we made grants for non-employee director service under the Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan on August 2, 2022, to such persons serving on such date, which grants had a vesting date of June 30, 2023. For Mr. Robert Blair who was appointed as a non-employee director in December 2022, we made a pro-rated grant for his non-employee director service under the Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan on February 3, 2023, which grant also had a vesting date of June 30, 2023. All such awards granted to the non-employee directors vested on June 30, 2023. As a result, because all such awards had vested, there are no shares underlying stock awards for such persons as of June 30, 2023.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee as of the date of this Annual Report is a current or former officer or employee of our Company or had any relationship with our Company requiring disclosure.

In addition, during fiscal year 2023, none of our executive officers served as a member of the compensation committee of the board of directors of any other entity that has one or more executive officers who served on our Compensation Committee of the Board. Mr. Sherman Tuan and Mr. Tally Liu served on the Compensation Committee during all of fiscal year 2023. Mr. Dan Fairfax served on the Compensation Committee during a portion of fiscal year 2023 with his appointment commencing on October 26, 2022.

SMCI | 2023 Form 10-K | 135

.Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of July 31, 2023, by:

•Each of the named executive officers during fiscal year 2023;
•Each of our directors;
•All directors and executive officers as a group; and
•All persons known to us who beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
Executive Officers and Directors:
Charles Liang(4)	7,822,627	14.5%
Don Clegg(5)	31,993	*
George Kao(6)	39,110	*
David Weigand(7)	62,968	*
Sherman Tuan(8)	31,113	*
Sara Liu(9)	7,822,627	14.5%
Tally Liu	28,313	*
Daniel Fairfax	20,987	*
Shiu Leung (Fred) Chan	36,917	*
Judy Lin	4,863	*
Robert Blair	1,386	*
All directors and executive officers as a group(10)	8,080,277	14.9%
5% Holders Not Listed Above:
Disciplined Growth Investors Inc.(11)	3,966,880	7.5%
BlackRock, Inc.(12)	5,457,942	10.3%
The Vanguard Group(13)	5,083,962	9.6%

Total executives, directors & 5% or more stockholders		42.3%

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
(2)Under the SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or RSUs subject to vesting. As a result, amounts reported by beneficial owners in this table may differ from amounts reported in Section 16 filings made by such person.
(3)Calculated on the basis of 52,905,947 shares of common stock outstanding as of July 31, 2023, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after July 31, 2023 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)Includes 1,096,750 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2023. Also includes 2,647,752 shares jointly held by Mr. Liang and Sara Liu, his spouse, 1,827 shares held directly by Ms. Liu and 1,333 RSU shares issuable within 60 days after July 31, 2023. See footnote 9.
(5)Includes 29,226 options exercisable and 812 RSU shares issuable within 60 days after July 31, 2023.
(6)Includes 31,219 options exercisable and 652 RSU shares issuable within 60 days after July 31, 2023.
(7)Includes 48,218 options exercisable and 2,590 RSU share issuable within 60 days after July 31, 2023.
(8)Includes 2,500 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2023.
(9)Includes 1,333 RSU shares issuable within 60 days after July 31, 2023. Also includes 2,647,752 shares jointly held by Ms. Liu and Mr. Liang, her spouse, 4,074,965 shares held by Charles Liang, and 1,096,750 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2023. See footnote 4.
(10)Includes 1,213,300 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2023.
(11)The information is based solely on the Schedule 13-F filed on May 15, 2023. The address for the reporting person is 150 S. Fifth St. Suite 2550, Minneapolis, MN 55402.
SMCI | 2023 Form 10-K | 136

(12)The information is based solely on the Amendment No. 2 to Schedule 13G filed on January 6, 2023. BlackRock, Inc. has sole voting power over 5,342,645 shares of common stock and sole dispositive power over 5,457,942 shares of common stock. The address for the reporting person is 55 East 52nd Street, New York, New York 10055.
(13)The information is based solely on the Amendment No. 2 to Schedule 13G filed on February 9, 2023. The Vanguard Group has shared voting power over 78,721 shares of common stock, sole dispositive power over 4,958,841 shares of common stock and shared dispositive power over 125,121 shares of common stock. The address for the reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These plans consist of the 2006 Equity Incentive Plan, the 2016 Equity Incentive Plan and the 2020 Equity and Incentive Compensation Plan. All three of these plans have been approved by our stockholders. We no longer grant any equity-based awards under the 2006 Equity Incentive Plan or the 2016 Equity Incentive Plan. On May 18, 2022, our stockholders approved an amendment and restatement of our 2020 Equity and Incentive Compensation Plan (the “2020 Plan”) which (among other things) made available for awards under the 2020 Plan an additional 2,000,000 shares of our common stock. The following table sets forth information regarding outstanding options and RSUs and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2023:

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
(3)The weighted-average remaining contractual term of our outstanding options as of June 30, 2023 was 5.6 years.
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

SMCI | 2023 Form 10-K | 137

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

Equity-Based Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option and restricted stock unit grants to our directors and named executive officers in fiscal year 2023.

Employment Relationships

As of June 30, 2023, Hung-Fan (Albert) Liu, who is a brother of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our operations organization in San Jose, California. Mr. Liu received total compensation of $557,452 in fiscal year 2023. The total compensation includes salary, bonus and equity awards.

As of June 30, 2023, Shao Fen (Carly) Kao, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our information systems organization in San Jose, California. Ms. Kao received total compensation of $321,944 in fiscal year 2023. The total compensation includes salary, bonus and equity awards.

As of June 30, 2023, Mien-Hsia (Michelle) Hung, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our marketing organization in Taiwan. Ms. Hung received total compensation of $139,953 in fiscal year 2023. The total compensation includes salary, bonus and equity awards.

As of June 30, 2023, Sara Liu, who is Charles Liang's spouse and is related to Mr. Liu, Ms. Kao and Ms. Hung as outlined above, is a Co-Founder, Senior Vice President, and director of the Company, and received total compensation of $9,353,127 in fiscal year 2023. The total compensation includes equity gain of $8,811,517 (principally from the exercise of stock options), in addition to salary and bonus.

Transactions with Ablecom and Compuware

We have entered into a series of agreements with Ablecom Technology Inc. ("Ablecom"), a Taiwan corporation, and one of its affiliates, Compuware Technology, Inc ("Compuware"). Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 28.8% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of our company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2023. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware's capital stock.

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
SMCI | 2023 Form 10-K | 138

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

Ablecom’s sales to us comprise a substantial majority of Ablecom’s net sales. For fiscal years ended June 30, 2023, 2022 and 2021, we purchased products from Ablecom totaling $167.8 million, $192.4 million and $122.2 million, respectively. Amounts owed to Ablecom by us as of June 30, 2023, 2022 and 2021, were $36.9 million, $46.0 million and $41.2 million, respectively. For the fiscal years ended June 30, 2023, 2022 and 2021, we paid Ablecom $12.1 million, $8.3 million and $8.6 million, respectively, for design services, tooling assets and miscellaneous costs.

Compuware’s sales of our products to others comprise a majority of Compuware’s net sales. For fiscal years ended June 30, 2023, 2022 and 2021, we sold products to Compuware totaling $36.3 million, $26.1 million and $27.9 million, respectively. Amounts owed to us by Compuware as of June 30, 2023, 2022 and 2021, were $24.9 million, $19.6 million and $18.2 million, respectively. The price at which Compuware purchases the products from us is at a discount from our standard price for purchasers who purchase specified volumes from us. In exchange for this discount, Compuware assumes the responsibility to install our products at the site of the end customer and administers first-level customer support. For the fiscal years ended June 30, 2023, 2022 and 2021, we purchased products from Compuware totaling $217.0 million, $170.3 million and $113.4 million, respectively. Amounts we owed to Compuware as of June 30, 2023, 2022 and 2021 were $66.2 million, $60.0 million and $46.4 million, respectively. For the fiscal years ended June 30, 2023, 2022 and 2021, we paid Compuware $2.0 million, $1.5 million and $1.8 million, respectively, for design services, tooling assets and miscellaneous costs.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Ablecom were $23.7 million, $36.0 million and $40.2 million at June 30, 2023, 2022 and 2021, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer.

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding purchase orders to Compuware were $46.8 million, $44.3 million and $71.0 million at June 30, 2023, 2022 and 2021, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Super Micro Asia Science and Technology Park, Inc. We and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by us and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each party contributed $0.2 million for a 50% ownership interest of the Management Company. Certain affiliates of Ablecom serve as directors of the Management Company. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Management Company.

SMCI | 2023 Form 10-K | 139

Tripartite Agreement. On November 8, 2021, Super Micro Computer Inc., Taiwan (the “Subsidiary”), a Taiwan corporation and wholly-owned subsidiary of the Company, entered into a Tripartite Agreement (the “Agreement”) with Ablecom and Compuware related to a three-way purchase of land. Ablecom has advised that its underlying agreements to acquire land from the third-party landowners in proximity to the Company’s campus in Bade, Taiwan have been terminated, and during the quarter ended December 31, 2022, the Agreement was terminated.

Loans

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on NASDAQ in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2023, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.0 million.

SMCI | 2023 Form 10-K | 140

Item 14.        Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2023. As we previously disclosed in our Current Report on Form 8-K filed with the SEC on March 15, 2023, Deloitte & Touche LLP has been dismissed effective upon completion of the audit of the financial statements for fiscal year 2023. The Audit Committee approved the engagement of Ernst & Young LLP (“EY”) as our independent registered public accounting firm for the fiscal year ending June 30, 2024, and EY has been engaged.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), and fees paid to Deloitte for services in the fee categories indicated below for fiscal years 2023 and 2022. The Audit Committee has considered the scope and fee arrangements for all services provided by Deloitte, taking into account whether the provision of non-audit services is compatible with maintaining Deloitte’s independence, and has pre-approved the services described below.

	Years Ended
Amounts in '000s	June 30, 2023	June 30, 2022
Audit Fees(1)	$4,756	$4,488
Audit-Related Fees	—	—
Tax Fees	445	276
All Other Fees	2	2
Total	$5,203	$4,766

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

SMCI | 2023 Form 10-K | 141

All financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

See the Exhibit Index which precedes the signature page of this Annual Report, which is incorporated herein by reference.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.3
Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc. (Incorporated by reference to Exhibit 3.3 filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

3.4
Amended and Restated Bylaws of Super Micro Computer, Inc. (Incorporated by reference to Exhibit 3.4 filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

4.1
Specimen Stock Certificate for Shares of Common Stock of Super Micro Computer, Inc. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

4.5
Description of Securities (Incorporated by reference to Exhibit 4.5 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.1*
Form of Directors’ and Officers’ Indemnity Agreement (Incorporated by reference to Exhibit 10.9 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.2*
Offer Letter for Sara Liu (Incorporated by reference to Exhibit 10.20 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.3*
Product Manufacturing Agreement dated January 8, 2007, between Super Micro Computer, Inc. and Ablecom Technology Inc. (Incorporated by reference to Exhibit 10.24 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.4*
Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 from the Company's Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2017)

10.5*
2006 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A from the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 18, 2011)

10.6*
2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 14, 2016)

10.7*
Form of Notice of Grant of Stock Option under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.9 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881 filed with the Securities and Exchange Commission on April 22, 2016)

10.8*
Form of Stock Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.10 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.9*
Form of Notice of Grant of Restricted Stock Units under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.11 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

SMCI | 2023 Form 10-K | 142

10.10*
Form of Restricted Stock Units Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.12 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.11
Loan and Security Agreement with Bank of America, N.A., dated April 19, 2018 (Incorporated by reference to Exhibit 10.51 from the Company's Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 17, 2019)

10.12
Extension of Loan and Security Agreement with Bank of America, N.A., dated September 7, 2018 (Incorporated by reference to Exhibit 10.52 from the Company's Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 17, 2019)

10.13
Second Amendment to Loan and Security Agreement, dated as of June 27, 2019 (Incorporated by reference to Exhibit 10.1 from the Company's Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 2, 2019)

10.14*‡
Offer Letter for Don Clegg (Incorporated by reference to Exhibit 10.56 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.15*‡
Offer Letter for George Kao (Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.16*‡
Offer Letter for David Weigand (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.17
Letter Agreement with Bank of America, N.A., dated October 28, 2019 (Incorporated by reference to Exhibit 10.59 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.18
Third Amendment to Loan and Security Agreement with Bank of America, N.A. dated May 12, 2020 by and among Super Micro Computer, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 13, 2020)

10.19
Summary of Terms & Conditions 10-Year Term Loan Facility, dated May 6, 2020 between Super Micro Computer Inc. Taiwan and CTBC Bank (Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.20*
Form of Notice of Grant of Stock Option under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 5, 2023)

10.21*
Form of Incentive Stock Award Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.32 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.22*
Form of Nonqualified Stock Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.33 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.23*
Form of Notice of Grant of Restricted Stock Units under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.24*
Form of Restricted Stock Units Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.35 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.25
General Credit Agreement dated as of December 2, 2020 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 4, 2020)

10.26
Notification and Confirmation of Conditions for Import Loan, dated as of December 2, 2020 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 4, 2020)

10.27*
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

SMCI | 2023 Form 10-K | 143

10.28*
Nonqualified Stock Option Award Agreement associated with the Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

10.29
Fourth Amendment to Loan and Security Agreement with Bank of America, N.A. dated to be effective as of June 28, 2021 by and among Super Micro Computer, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 29, 2021)

10.30
General Agreement for Omnibus Credit Lines dated as of July 20, 2021 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 26, 2021)

10.31
Agreement for Individually Negotiated Terms and Conditions dated as of October 3, 2022 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 4, 2022)

10.32
Summary of Short-Term Credit Facilities and 75 Month Term Loan Facility from CTBC Bank Co., Ltd. dated as of July 7, 2021 (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 26, 2021)

10.33
English language translation of the Medium-to-Long Term Loan Agreement dated as of September 13, 2021 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 17, 2021)

10.34
General Credit Agreement dated as of September 13, 2021 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 17, 2021)

10.35
Notification and Confirmation of Credit Conditions, dated as of September 13, 2021 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 17, 2021)

10.36
English language translation of the Credit Authorization Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.37
English language translation of the Imported Goods Loan Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.38
English language translation of the Export Loan Agreement dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.39
English language translation of the Loan Agreement for the Action Plan for Accelerated Investments by Domestic Corporations dated as of October 5, 2021 between Super Micro Computer, Inc. Taiwan and Chang Hwa Commercial Bank, Ltd. (Incorporated by reference to Exhibit 10.4 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 12, 2021)

10.40*
Form of Notice of Grant of Restricted Stock Units (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.11 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

10.41*
Form of Restricted Stock Units Agreement (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.12 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

SMCI | 2023 Form 10-K | 144

10.42
General Loan, Export/Import Financing, Overdraft Facilities and Securities Agreement dated as of January 7, 2022 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 13, 2022)

10.43
Facility Letter dated as of January 7, 2022 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 13, 2022)

10.44
Fifth Amendment to Loan and Security Agreement with Bank of America, N.A. dated to be effective as of March 3, 2022 by and among Super Micro Computer, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2022)

10.45+	English language translation of the Omnibus Credit Authorization Agreement dated as of June 17, 2023 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank

10.46
English language translation of the Credit Authorization Agreement dated as of April 25, 2022 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 28, 2022)

10.47+	English language translation of the Credit Authorization Approval Notice dated as of May 25, 2023 between Super Micro Computer, Inc. Taiwan and Mega International Commercial Bank (Linkou Branch)

10.48*
Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan, as amended and restated, effective May 18, 2022 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 19, 2022)

10.49
Loan Agreement dated as of May 19, 2022 between Cathay Bank and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 23, 2022)

10.50
English language translation of Credit Approval Notice dated as of May 13, 2022 from Chang Hwa Commercial Bank, Ltd. (Incorporated by reference to Exhibit 10.55 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 29, 2022)

10.51
General Credit Agreement dated as of August 9, 2022, between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 12, 2022)

10.52
Notification and Confirmation of Credit Conditions, dated as of August 9, 2022 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 12, 2022)

10.53
First Amendment to Loan Agreement dated as of August 17, 2022 by and between Cathay Bank and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 29, 2022)

10.54
Second Amendment to Loan Agreement dated as of October 13, 2022 by and between Cathay Bank and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 4, 2022)

10.55
Facility Letter dated as of February 7, 2023 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 10, 2023)

10.56†
Notification and Confirmation of Credit Conditions, dated as of June 17, 2023 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 23, 2023)

10.57+	Form of Restricted Stock Units Notice of Grant and Agreement (Associated with the Director Compensation Plan adopted in August 2023)

10.58+	Form of Notice of Grant of Stock Option and Nonqualified Stock Option Award Agreement (Associated with the Director Compensation Plan adopted in August 2023)

SMCI | 2023 Form 10-K | 145

14.1
Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 5, 2019)

19.1+	Insider Trading Policy

21.1+	Subsidiaries of Super Micro Computer, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included in signature pages)

31.1+	Certification of Charles Liang, President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of David Weigand, CFO and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Charles Liang, President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of David Weigand, CFO and Secretary Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith
*    Management contract, or compensatory plan or arrangement
‡    Certain portions of this document, the disclosure of which would constitute a clearly unwarranted invasion of personal privacy, have been redacted in accordance with Regulation S-K Item 606(a)(6)
† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)

Item 16.        Form 10-K Summary

None.

SMCI | 2023 Form 10-K | 146

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	August 25, 2023	/s/ Charles Liang
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
SMCI | 2023 Form 10-K | 147

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

Name	Title	Date
/s/ Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 25, 2023
CHARLES LIANG

/s/ David Weigand	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 25, 2023
DAVID WEIGAND

/s/ Sara Liu	Director	August 25, 2023
SARA LIU

/s/ Daniel Fairfax	Director	August 25, 2023
DANIEL FAIRFAX

/s/ Judy Lin	Director	August 25, 2023
JUDY LIN

/s/ Robert Blair	Director	August 25, 2023
ROBERT BLAIR

/s/ Sherman Tuan	Director	August 25, 2023
SHERMAN TUAN

/s/ Shiu Leung (Fred) Chan	Director	August 25, 2023
SHIU LEUNG (FRED) CHAN

/s/ Tally Liu	Director	August 25, 2023
TALLY LIU

SMCI | 2023 Form 10-K | 148