Form 10-Q
period 2023-09-30
Super Micro Computer, Inc.
filed 2023-11-03
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023 there were 53,313,542 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

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

The information contained on our website, or available by hyperlink from our website, is not incorporated into this Quarterly Report on Form 10-Q or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the "Investor Relations" section of our website. Accordingly, investors should monitor that section of our website, in addition to following our press releases, investor presentations, SEC filings and public conference calls and webcasts.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	September 30,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$543,156	$440,459
Accounts receivable, net of allowance for credit losses of $79 and $82 at September 30, 2023 and June 30, 2023, respectively (including accounts receivable from related parties of $1,335 and $5,473 at September 30, 2023 and June 30, 2023, respectively)	845,729	1,148,259
Inventories	2,052,805	1,445,564
Prepaid expenses and other current assets (including receivables from related parties of $24,905 and $27,732 at September 30, 2023 and June 30, 2023, respectively)	129,144	145,144
Total current assets	3,570,834	3,179,426
Property, plant and equipment, net	291,669	290,240
Deferred income taxes, net	185,675	162,654
Other assets	47,786	42,409
Total assets	$4,095,964	$3,674,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $92,115 and $89,134 at September 30, 2023 and June 30, 2023, respectively)	$1,084,058	$776,831
Accrued liabilities (including amounts due to related parties of $16,504 and $14,017 at September 30, 2023 and June 30, 2023, respectively)	152,500	163,865
Income taxes payable	161,395	129,166
Short-term debt	40,843	170,123
Deferred revenue	166,025	134,667
Total current liabilities	1,604,821	1,374,652
Deferred revenue, non-current	174,478	169,781
Long-term debt	105,389	120,179
Other long-term liabilities	45,737	37,947
Total liabilities	1,930,425	1,702,559
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000; Issued and outstanding shares: 53,295 and 52,901 at September 30, 2023 and June 30, 2023, respectively	574,718	538,352
Accumulated other comprehensive income	651	639
Retained earnings	1,590,009	1,433,014
Total Super Micro Computer, Inc. stockholders’ equity	2,165,378	1,972,005
Noncontrolling interest	161	165
Total stockholders’ equity	2,165,539	1,972,170
Total liabilities and stockholders’ equity	$4,095,964	$3,674,729

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2024 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2023	2022
Net sales (including related party sales of $17,396 and $25,055 in the three months ended September 30, 2023 and 2022, respectively)	$2,119,672	$1,852,130
Cost of sales (including related party purchases of $113,107 and $96,536 in the three months ended September 30, 2023 and 2022, respectively)	1,765,981	1,504,595
Gross profit	353,691	347,535
Operating expenses:
Research and development	111,027	74,243
Sales and marketing	37,230	29,363
General and administrative	32,924	23,806
Total operating expenses	181,181	127,412
Income from operations	172,510	220,123
Other income, net	6,613	8,054
Interest expense	(1,863)	(3,938)
Income before income tax provision	177,260	224,239
Income tax provision	(20,215)	(38,934)
Share of loss from equity investee, net of taxes	(50)	(889)
Net income	$156,995	$184,416
Net income per common share:
Basic	$2.96	$3.51
Diluted	$2.75	$3.35
Weighted-average shares used in the calculation of net income per common share:
Basic	53,093	52,598
Diluted	57,185	55,017

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2024 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2023	2022
Net income	$156,995	$184,416
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	12	(397)
Total other comprehensive income (loss), net of tax	12	(397)
Total comprehensive income	$157,007	$184,019

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2024 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended September 30, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	52,901,358	$538,352	$639	$1,433,014	$165	$1,972,170
Exercise of stock options, net of taxes	188,957	4,288	—	—	—	4,288
Release of common stock shares upon vesting of restricted stock units	297,656	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(92,973)	(25,301)	—	—	—	(25,301)
Stock-based compensation	—	57,379	—	—	—	57,379
Other comprehensive income	—	—	12	—	—	12
Net income	—	—	—	156,995	(4)	156,991
Balance at September 30, 2023	53,294,998	$574,718	$651	$1,590,009	$161	$2,165,539

Three Months Ended September 30, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	52,311,014	$481,741	$911	$942,923	$172	$1,425,747
Exercise of stock options, net of taxes	405,226	8,144	—	—	—	8,144
Release of common stock shares upon vesting of restricted stock units	193,532	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(58,303)	(3,716)	—	—	—	(3,716)
Stock-based compensation	—	11,014	—	—	—	11,014
Other comprehensive loss	—	—	(397)	—	—	(397)
Net income (loss)	—	—	—	184,416	(5)	184,411
Balance at September 30, 2022	52,851,469	$497,183	$514	$1,127,339	$167	$1,625,203

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2024 Form 10-Q | 4

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$156,995	$184,416
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	9,155	8,547
Stock-based compensation expense	57,379	11,014
Share of loss from equity investee	50	889
Foreign currency exchange gain	(6,192)	(9,203)
Deferred income taxes, net	(23,021)	(19,226)
Other	2,657	(306)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $4,138 and $(1,851) during the three months ended September 30, 2023 and 2022, respectively)	302,501	95,088
Inventories	(607,241)	(190,449)
Prepaid expenses and other assets (including changes in related party balances of $2,827 and $(10,139) during the three months ended September 30, 2023 and 2022, respectively)	19,990	(11,991)
Accounts payable (including changes in related party balances of $2,981 and $6,674 during the three months ended September 30, 2023 and 2022, respectively)	302,973	132,302
Income taxes payable	32,229	26,668
Accrued liabilities (including changes in related party balances of $2,487 and $9,585 during the three months ended September 30, 2023 and 2022, respectively)	(13,019)	8
Deferred revenue	36,055	85,989
Other long-term liabilities (including changes in related party balances of $(80) and $(105) during the three months ended September 30, 2023 and 2022, respectively)	(46)	(159)
Net cash provided by operating activities	270,465	313,587
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $826 and $729 during the three months ended September 30, 2023 and 2022, respectively)	(2,631)	(10,746)
Investment in marketable securities	(5,000)	—
Net cash used in investing activities	(7,631)	(10,746)
FINANCING ACTIVITIES:
Proceeds from borrowings	—	79,141
Repayment of debt	(138,938)	(414,737)
Proceeds from exercise of stock options, net of taxes	4,288	8,144
Payment of withholding tax on vesting of restricted stock units	(25,301)	(3,716)
Other	10	(15)
Net cash used in financing activities	(159,941)	(331,183)
Effect of exchange rate fluctuations on cash	(203)	(1,472)
Net increase (decrease) in cash, cash equivalents and restricted cash	102,690	(29,813)
Cash, cash equivalents and restricted cash at the beginning of the period	440,960	268,559
Cash, cash equivalents and restricted cash at the end of the period	$543,650	$238,746

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,214	$4,076
Cash paid for taxes, net of refunds	$8,999	$27,274

SMCI | Q1 2024 Form 10-Q | 5

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $3,672 and $3,782 as of September 30, 2023 and 2022, respectively)	$8,032	$6,599
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$9,177	$750

See accompanying notes to condensed consolidated financial statements.

SMCI | Q1 2024 Form 10-Q | 6

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Summary of Significant Accounting Policies

Significant Accounting Policies and Estimates

No material changes have been made to the significant accounting policies of Super Micro Computer, Inc., a corporation incorporated under the laws of Delaware, and its consolidated entities (together, the “Company”), disclosed in Part II, Item 8, Note 1, "Organization and Summary of Significant Accounting Policies," in its Annual Report on Form 10-K, filed on August 28, 2023, for the year ended June 30, 2023. Management's estimates take into consideration, as applicable, general macroeconomic conditions, inflation, changes in interest rates and geopolitical events.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2024.

Certain prior year amounts within cash from operating activities in the condensed consolidated statements of cash flows have been reclassified to conform to current year presentation. These changes in presentation do not affect previously reported results.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 55.1% and 10.3% of total purchases for the three months ended September 30, 2023, and the same two suppliers accounted for 25.7% and 16.1% of total purchases for the three months ended September 30, 2022. The increase in concentration of total purchases to one of the Company's suppliers to 55.1% of total purchases for the three months ended September 30, 2023 is as a result of the purchase of GPUs to build its solutions for the Company's customers. Purchases from Ablecom, and Compuware, related parties of the Company (see Part I, Item 1, Note 8, "Related Party Transactions") accounted for a combined 6.4% of total cost of sales for both the three months ended September 30, 2023 and 2022.

Concentration of Credit and Customer Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.

Three customers accounted for 15.7%, 14.5% and 10.3% of accounts receivable, net as of September 30, 2023. Two customers accounted for 22.9% and 19.3% of accounts receivable, net as of June 30, 2023. These accounts receivable represent a concentration of credit risk to the Company.

One customer accounted for 25.0% of the net sales for the three months ended September 30, 2023. One customer accounted for 21.9% of the net sales for the three months ended September 30, 2022.

SMCI | Q1 2024 Form 10-Q | 7

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 2.         Revenue

Disaggregation of Revenue

The Company disaggregates revenue by type of product and by the geographical market. Service revenues, which are less than 10%, are not a significant component of total revenue, and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2023	2022
Server and storage systems	$1,966,608	$1,713,056
Subsystems and accessories	153,064	139,074
Total	$2,119,672	$1,852,130

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three months ended September 30, 2023 and 2022, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2023	2022
United States	$1,619,514	$1,295,504
Asia	225,468	270,024
Europe	190,848	235,074
Other	83,842	51,528
Total	$2,119,672	$1,852,130

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of advance consideration received from non-cancellable non-refundable contract liabilities relating to the sale of future products. Revenue recognized during the three months ended September 30, 2023, which was included in the opening deferred revenue balance as of June 30, 2023, of $304.4 million, was $43.7 million.

SMCI | Q1 2024 Form 10-Q | 8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Deferred revenue increased $36.1 million as of September 30, 2023 as compared to the fiscal year ended June 30, 2023. This increase was mainly due to a $21.1 million increase in non-cancellable non-refundable advance consideration or cash consideration received from customers which preceded the Company's satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of September 30, 2023 was approximately $340.5 million. The Company expects to recognize approximately 49% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

SMCI | Q1 2024 Form 10-Q | 9

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2023	2022
Numerator:
Net income	$156,995	$184,416

Denominator:
Weighted-average shares outstanding	53,093	52,598
Effect of dilutive securities	4,092	2,419
Weighted-average diluted shares	57,185	55,017

Basic net income per common share	$2.96	$3.51
Diluted net income per common share	$2.75	$3.35

For the three months ended September 30, 2023 and 2022, the Company had stock options, restricted stock units ("RSUs") and performance based restricted stock units ("PRSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 337,730 and 307,395 for the three months ended September 30, 2023 and 2022, respectively.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents and Restricted Cash:

	September 30, 2023	June 30, 2023
Cash and cash equivalents	$543,156	$440,459
Restricted cash included in other assets	494	501
Total cash, cash equivalents and restricted cash	$543,650	$440,960

Inventories:

	September 30, 2023	June 30, 2023
Finished goods	$1,364,995	$1,045,177
Work in process	333,689	71,874
Purchased parts and raw materials	354,121	328,513
Total inventories	$2,052,805	$1,445,564

SMCI | Q1 2024 Form 10-Q | 10

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Property, Plant, and Equipment:

	September 30, 2023	June 30, 2023
Buildings	$143,496	$143,496
Machinery and equipment	133,600	130,151
Land	87,217	86,642
Building and leasehold improvements	59,984	59,634
Furniture and fixtures	38,345	36,303
Software	23,680	23,098
Building construction in progress	303	303
	486,625	479,627
Accumulated depreciation and amortization	(194,956)	(189,387)
Property, plant and equipment, net	$291,669	$290,240

Accrued Liabilities:

	September 30, 2023	June 30, 2023
Accrued payroll and related expenses	$38,658	$53,439
Contract manufacturers liabilities	23,741	23,634
Customer deposits	19,722	16,577
Accrued cooperative marketing expenses	10,764	9,744
Accrued warranty costs	9,107	9,079
Operating lease liability	8,473	7,292
Accrued professional fees	813	2,363
Other	41,222	41,737
Total accrued liabilities	$152,500	$163,865

Product Warranties:

	Three Months Ended September 30,
	2023	2022
Balance, beginning of the period	$14,859	$12,136
Provision for warranty	12,529	8,617
Costs utilized	(11,804)	(8,473)
Change in estimated liability for pre-existing warranties	45	423
Balance, end of the period	15,629	12,703
Current portion	9,107	8,540
Non-current portion	$6,522	$4,163

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

SMCI | Q1 2024 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of September 30, 2023 and June 30, 2023. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of September 30, 2023 and June 30, 2023, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$21,075	$—	$—	$21,075
Certificates of deposit (2)	—	126,951	—	126,951
Investment in marketable securities	3,866	—	—	3,866
Auction rate security	—	—	1,843	1,843
Total assets measured at fair value	$24,941	$126,951	$1,843	$153,735

June 30, 2023	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$20,823	$—	$—	$20,823
Certificates of deposit (2)	—	462	—	462
Auction rate security	—	—	1,843	1,843
Total assets measured at fair value	$20,823	$462	$1,843	$23,128

(1) $20.9 million and $20.6 million in money market funds are included cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, respectively.

(2) $126.7 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.1 million and $0.1 million in certificates of deposit are included in prepaid expenses and other assets, and $0.2 million and $0.2 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, respectively.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values. The investment in marketable securities is carried at fair value using values available on a public exchange and is based on a Level 1 input. The investment is accounted for as an equity security, with unrealized gains and losses included in earnings. Unrealized loss of $1.1 million has been recorded in Other income, net in the condensed consolidated statement of operations for the three months ended September 30, 2023.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three months ended September 30, 2023, the credit losses related to the Company’s investments were not material.
SMCI | Q1 2024 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There was immaterial movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three months ended September 30, 2023 and 2022.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended September 30, 2023 and 2022.

The following is a summary of the Company’s investment in an auction rate security as of September 30, 2023 and June 30, 2023 (in thousands):

	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$287	$(194)	$1,843

No gain or loss was recognized in other comprehensive income for the auction rate security for the three months ended September 30, 2023 and 2022.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2023 and June 30, 2023, total debt of $146.2 million and $290.3 million, respectively, was reported at amortized cost. This outstanding debt was classified as Level 2 as it was not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $0.1 million and $1.7 million as of September 30, 2023 and June 30, 2023, respectively. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the three months ended September 30, 2023, the Company performed a qualitative assessment and identified impairment indicators. The Company recorded a $1.6 million impairment during the three months ended September 30, 2023 in Other income, net on the condensed consolidated statement of operations. The Company did not have any impairment to the carrying values of the non-marketable equity securities during the three months ended September 30, 2022.

SMCI | Q1 2024 Form 10-Q | 13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of September 30, 2023 and June 30, 2023 consisted of the following (in thousands):

	September 30,	June 30,
	2023	2023
Line of credit:
2018 Bank of America Credit Facility	$—	$—
2022 Bank of America Credit Facility	—	—
Cathay Bank Line of Credit	—	131,583
2021 CTBC Credit Lines	—	—
HSBC Bank Credit Facility	—	—
Mega Bank Credit Facility	—	—
Total line of credit	—	131,583
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	23,892	26,853
CTBC Term Loan Facility, due June 4, 2030	35,424	38,208
2021 CTBC Credit Lines, due August 15, 2026	4,183	4,721
2021 E.SUN Bank Credit Facility, due September 15, 2026	29,756	33,513
2022 ESUN Bank Credit Facility, due August 15, 2027	15,782	16,756
Mega Bank Credit Facility, due September 15, 2026	37,195	38,668
Total term loans	146,232	158,719
Total debt	146,232	290,302
Short-term debt and current portion of long-term debt	40,843	170,123
Debt, non-current	$105,389	$120,179

SMCI | Q1 2024 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of September 30, 2023 and June 30, 2023 consisted of the following (in thousands except for percentages):

	September 30, 2023		June 30, 2023
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$350,000	6.80%	$350,000	6.57%
2022 Bank of America Credit Facility	$20,000	3.36%	$20,000	3.36%
Cathay Bank Line of Credit	$132,000	7.50%	$417	7.08%
2022 CTBC Credit Lines	$—	—	$105,000	3.33%
2023 CTBC Credit Line	$105,000	3.33%	$—	—
Chang Hwa Bank Credit Facility	$20,000	6.51%	$20,000	6.58%
HSBC Bank Credit Facility	$50,000	4.50%	$50,000	4.50%
2022 E.SUN Bank Credit Facility	$30,000	4.18%	$30,000	4.18%
Mega Bank Credit Facility	$20,000	2.55%	$20,000	2.55%

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	1.55%	$—	1.55%
CTBC Term Loan Facility, due June 4, 2030	$—	1.20%	$—	1.20%
2021 CTBC Credit Lines, due August 15, 2026	$—	1.40%	$—	1.40%
2021 E.SUN Bank Credit Facility, due September 15, 2026	$—	1.75%	$7,734	1.75%
2022 ESUN Bank Credit Facility, due August 15, 2027	$—	1.75%	$—	1.75%
Mega Bank Credit Facility, due September 15, 2026	$—	1.40% - 1.60%	$—	1.40% - 1.60%

See “Part II. Item 8. Financial Statements and Supplementary Data – Note 7. Short-term and Long-term Debt” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for a more complete description of the Company's credit facilities.

The Company entered into a new General Credit Agreement with CTBC Bank during the three months ended September 30, 2023 with the following terms:

CTBC Bank

2023 CTBC Bank Credit Lines

On September 28, 2023 (the “Effective Date”), the Company's Taiwan subsidiary entered into a new general agreement for omnibus credit lines with CTBC Bank, which replaces the prior CTBC credit lines in their entirety and permits for borrowings, from time to time, thereunder pursuant to various individual credit arrangements and includes the previously issued long and medium term loan facility of NTD 1,550.0 million entered in 2021 and 2020 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD1,250.0 million and NTD100.0 million, respectively (the “NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40.0 million (the “USD Short Term Loan Line”), and (iii) an export/import o/a loan line providing a line of credit of up to $105.0 million for exports and $50.0 million for imports (the “Export/Import Line,” and, together with the NTD Short Term Loan/Guarantee Line and the USD Short Term Loan Line, the “New CTBC Credit Lines”). Aggregate borrowings under the New CTBC Credit Lines together is subject to a cap of $105.0 million.

SMCI | Q1 2024 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest rates under each of the individual New CTBC Credit Lines are to be established according to individual credit arrangements, which interest rates shall be subject to adjustment depending on the satisfaction of certain conditions. Each of the NTD Short Term Loan/Guarantee Line and USD Short Term Loan Line are secured by certain of the Company's Taiwan subsidiary’s assets, including certain property, land, and plant. The tenor for each of the individual New CTBC Credit Lines is one year. For the Long and Medium Loan Facility, the Taiwan subsidiary is subject to various financial covenants, including current ratio, debt service coverage ratio, and financial debt ratio requirements. In the event the Taiwan subsidiary does not satisfy such financial covenants, CTBC Bank is permitted to, among other things, reduce the permitted total borrowings to a cap of $70.0 million from $105.0 million. Additional covenants require, among other things, the Company to maintain ownership of all of the capital stock of its Taiwan subsidiary and prohibit secondary mortgages on certain assets securing various of the New CTBC Credit Lines. The New CTBC Credit Lines have customary default provisions permitting CTBC Bank to suspend the extension of credit, reduce the credit line, shorten the credit extension term, or declare all principal and interest amounts immediately due and payable upon the occurrence of an event of default.

The Company's Taiwan subsidiary intends to use borrowings under the New CTBC Credit Lines in connection with financing of eligible accounts receivable and accounts payable (vendor invoices) and to finance additional improvements to the Company’s Bade Manufacturing Facility located in Taiwan.

Principal payments on short-term and long-term obligations are due as follows (in thousands):

Fiscal Year Principal Payments

Remainder of 2024	$30,632
2025	40,843
2026	40,843
2027	17,744
2028	5,985
2029 and thereafter	10,185
Total short-term and long-term debt	$146,232

The Company is in compliance with all the covenants for the outstanding debt.

Note 7.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Operating lease expense (including expense for lease agreements with related parties of $139 and $143 for the three months ended September 30, 2023 and 2022, respectively)	$2,184	$2,110
Cash payments for operating leases (including payments to related parties of $128 and $130 for the three months ended September 30, 2023 and 2022, respectively)	$2,083	$2,038
New operating lease assets obtained in exchange for operating lease liabilities	$9,177	$750

During the three months ended September 30, 2023 and 2022, the Company’s costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the three months ended September 30, 2023 and 2022 were immaterial.
SMCI | Q1 2024 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 30, 2023, the weighted average remaining lease term for operating leases was 3.5 years and the weighted average discount rate was 4.1%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of September 30, 2023 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases
Remainder of 2024	$6,942
2025	9,248
2026	5,226
2027	3,737
2028	2,735
2029 and beyond	364
Total future lease payments	28,252
Less: Imputed interest	(2,183)
Present value of operating lease liabilities	$26,069

The Company has entered into lease agreements with related parties. See Part I, Item 1, Note 8, “Related Party Transactions,” for a further discussion.

Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 36.0% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of September 30, 2023. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 85.5% and 88.4% of the chassis included in the products sold by the Company during the three months ended September 30, 2023 and 2022, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

SMCI | Q1 2024 Form 10-Q | 17

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on September 30, 2023 were $49.5 million and $27.7 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2023 were $37.4 million and $23.7 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

Dealings with Compuware

The Company has entered into a distribution agreement with Compuware, under which the Company appointed Compuware as a non-exclusive distributor of the Company’s products in Taiwan, China and Australia. Compuware assumes the responsibility to install the Company’s products at the site of the end customer, if required, and administers customer support in exchange for a discount from the Company’s standard price for its purchases.

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

SMCI | Q1 2024 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on September 30, 2023 were $138.2 million and $38.8 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2023 were $156.2 million and $46.8 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Dealings with Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the “Corporate Venture”) located in China to expand the Company’s presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third fiscal quarter of 2017 and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party.
The Company recorded a deferred gain related to the contribution of certain technology rights. There was no balance in the deferred gain in the consolidated balance sheets as of September 30, 2023 and June 30, 2023.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of such third-party parent’s related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of September 30, 2023. No impairment charge was recorded for the three months ended September 30, 2023 or 2022.
The Company sold products worth $0.8 million and $11.3 million to the Corporate Venture during the three months ended September 30, 2023 and 2022, respectively. The Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of September 30, 2023 and June 30, 2023 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $0.2 million and $1.9 million due from the Corporate Venture in accounts receivable, net as of September 30, 2023 and June 30, 2023, respectively.

SMCI | Q1 2024 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company had the following balances related to transactions with its related parties as of September 30, 2023 and June 30, 2023 (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023

Accounts receivable	$4	$2	$1,092	$3,528	$239	$1,943	$1,335	$5,473
Other receivable (1)	$2,283	$2,841	$22,622	$24,891	$—	$—	$24,905	$27,732
Accounts payable	$44,476	$35,711	$47,639	$53,423	$—	$—	$92,115	$89,134
Accrued liabilities (2)	$485	$1,230	$16,019	$12,787	$—	$—	$16,504	$14,017

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company’s results from transactions with its related parties for each of the three months ended September 30, 2023 and 2022, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022

Net sales	$2	$2	$16,606	$13,760	$788	$11,293	$17,396	$25,055
Purchases - inventory	$46,614	$47,847	$66,493	$48,689	$—	$—	113,107	96,536
Purchases - other miscellaneous items	$4,759	$4,763	$417	$258	$—	$—	$5,176	$5,021

The Company’s cash flow impact from transactions with its related parties for each of the three months ended September 30, 2023 and 2022, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022

Changes in accounts receivable	$(2)	$—	$2,436	$(478)	$1,704	$(1,373)	$4,138	$(1,851)
Changes in other receivable	$558	$1,276	$2,269	$(11,415)	$—	$—	$2,827	$(10,139)
Changes in accounts payable	$8,765	$664	$(5,784)	$6,010	$—	$—	$2,981	$6,674
Changes in accrued liabilities	$(745)	$(1,532)	$3,232	$11,117	$—	$—	$2,487	$9,585
Changes in other long-term liabilities	$—	$—	$(80)	$(105)	$—	$—	$(80)	$(105)
Purchases of property, plant and equipment	$782	$583	$44	$146	$—	$—	$826	$729
Unpaid property, plant and equipment	$3,672	$3,782	$—	$—	$—	$—	$3,672	$3,782

SMCI | Q1 2024 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 9.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

On June 5, 2020, the stockholders of the Company approved the 2020 Equity and Incentive Compensation Plan (the “Original 2020 Plan”). The maximum number of shares available under the Original 2020 Plan is 5,000,000 plus 1,045,000 shares of common stock that remained available for future awards under the 2016 Equity Incentive Plan (the “2016 Plan”), at the time of adoption of the Original 2020 Plan. No other awards can be granted under the 2016 Plan and 7,246,000 shares of common stock remain reserved for outstanding awards issued under the Original 2016 Plan at the time of adoption of the Original 2020 Plan. On May 18, 2022, the stockholders of the Company approved an amendment and restatement of the Original 2020 Plan (as amended and restated, the “2020 Plan”) which, among other things, increased the number of shares available for award under the 2020 Plan by an additional 2,000,000 shares.

Under the 2020 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents, and certain other awards, including those denominated or payable in, or otherwise based on, the Company’s common stock. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company’s outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter.

As of September 30, 2023, the Company had 1,324,299 authorized shares available for future issuance under the 2020 Plan.

Common Stock Repurchase and Retirement

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of the Company’s Board approved a new share repurchase program to repurchase shares of the Company’s common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

No shares were repurchased under the share repurchase program during the three months ended September 30, 2023. As of September 30, 2023, $50.0 million was available for additional repurchases of common stock.

Determining Fair Value

The Company’s fair value of RSUs and PRSUs is based on the closing market price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing model. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The key inputs in using the Black-Scholes-option-pricing model were as follows:

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience.

Expected Volatility—Expected volatility is based on the Company’s implied and historical volatility.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input and the Company has no plans to pay dividends.

SMCI | Q1 2024 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the United States Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

The fair value of stock option grants for the three months ended September 30, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2023	2022
Risk-free interest rate	4.15% - 4.32%	2.81% - 4.06%
Expected term	3.00 years - 5.99 years	6.07 years
Dividend yield	—%	—%
Volatility	56.87% - 58.27%	50.62% - 51.30%
Weighted-average fair value	$188.29	$28.67

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Cost of sales	$5,904	$884
Research and development	35,710	6,118
Sales and marketing	5,665	809
General and administrative	10,100	3,203
Stock-based compensation expense before taxes	57,379	11,014
Income tax impact	(16,049)	(1,339)
Stock-based compensation expense, net	$41,330	$9,675

As of September 30, 2023, $65.4 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.65 years and $203.1 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.67 years. Additionally, as described below, $0.5 million of unrecognized compensation cost related to the 2021 CEO Performance Stock Option is expected to be recognized over a period of 0.5 years.

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

SMCI | Q1 2024 Form 10-Q | 22

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The achievement status of the operational and stock price milestones as of September 30, 2023 was as follows:

Annualized Revenue Milestone (in billions)	Achievement Status	Stock Price Milestone	Achievement Status
$4.0	Achieved	$45	Achieved (1)
$4.8	Achieved	$60	Achieved (2)
$5.8	Achieved	$75	Achieved (3)
$6.8	Achieved	$95	Achieved (4)
$8.0	Probable	$120	Achieved (5)

(1)The vesting of the first tranche of 200,000 option shares under the 2021 CEO Performance Stock Option, representing one-fifth of such award, was certified by the Company’s Compensation Committee in August 2022.
(2)The vesting of the second tranche of 200,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company’s Compensation Committee in October 2022.
(3)The vesting of the third tranche of 200,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company’s Compensation Committee in January 2023.
(4)The vesting of the fourth tranche of 200,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company’s Compensation Committee in September 2023.
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

During the three months ended September 30, 2023 and 2022, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.2 million and $1.3 million, respectively. As of September 30, 2023 and June 30, 2023, the Company had $0.5 million and $0.7 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option. The unrecognized compensation cost as of September 30, 2023 is expected to be recognized over a period of 0.5 years.
SMCI | Q1 2024 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes stock option activity during the three months ended September 30, 2023 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2023	3,302,533	$40.47
Granted	246,612	$330.42
Exercised	(188,957)	$23.87
Forfeited/Cancelled	(4,041)	$50.83
Balance as of September 30, 2023	3,356,147	$62.71	6.66
Options vested and exercisable at September 30, 2023	2,092,330	$34.42	5.47

RSU and PRSU Activity

The following table summarizes RSU and PRSU activity during the three months ended September 30, 2023 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2023	2,042,986	$55.94
Granted	464,468	$334.93
Released	(297,656)	$262.41
Forfeited	(31,724)	$91.38
Balance as of September 30, 2023	2,178,074	$104.49

SMCI | Q1 2024 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Income Taxes

The Company recorded a provision for income taxes of $20.2 million and $38.9 million for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was 11.4% and 17.4% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2023 is lower than that for the three months ended September 30, 2022, primarily due to an increase in the tax deduction for stock compensation in the three months ended September 30, 2023.

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

In general, the federal statute of limitations remains open for tax years ended June 30, 2020 through 2023. Various states’ statutes of limitations remain open in general for tax years ended June 30, 2019 through 2023. Certain statutes of limitations in major foreign jurisdictions remain open for the tax years ended June 30, 2018 through 2023. It is reasonably possible that the Company’s gross unrecognized tax benefits will decrease by approximately $3.2 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact the Company’s effective tax rate, and would be recognized as additional tax benefits.

Note 11.        Commitments and Contingencies

Legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of September 30, 2023 and any prior periods.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of September 30, 2023, these remaining noncancelable commitments were $1.4 billion, including $66.4 million for related parties.

Note 12.        Segment Reporting

The Company operates in one operating segment that develops and provides high-performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

SMCI | Q1 2024 Form 10-Q | 25

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following is a summary of property, plant and equipment, net (in thousands):

	September 30,	June 30,
	2023	2023
Long-lived assets:
United States	$183,685	$183,485
Asia	105,405	104,094
Europe	2,579	2,661
	$291,669	$290,240

The Company’s revenue is presented on a disaggregated basis in Part I, Item 1, Note 2, “Revenue,” by type of product and by geographical market.
SMCI | Q1 2024 Form 10-Q | 26

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report and included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 10-K”), which includes our condensed consolidated financial statements for the fiscal years ended June 30, 2023 and 2022.

Overview

We are a Silicon Valley-based provider of accelerated compute platforms that are comprised of application-optimized high performance and high-efficiency server and storage systems for a variety of markets, including enterprise data centers, cloud computing, artificial intelligence (“AI”), 5G and edge computing. Our Total IT Solutions include complete servers, storage systems, modular blade servers, blades, workstations, full rack scale solutions, networking devices, server sub-systems, server management and security software. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure.

We commenced operations in 1993 and have been profitable every year since inception. In order to increase our sales and profits, we believe that we must continue to develop customized and application optimized server and storage solutions and be among the first to market with new features and products. We continue to expand our software, customer service and support offerings, as we increasingly focus on larger enterprise customers. We measure our financial success based on various indicators, including growth in net sales, gross profit margin and operating margin. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor, GPU and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new microprocessors, accelerators and storage technologies, and as a result, we monitor the product introduction cycles of Intel Corporation, NVIDIA Corporation, Advanced Micro Devices, Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Financial Highlights

The following is a summary of our financial highlights of the first quarter of fiscal year 2024:

•Net sales increased by 14.4% in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

•Gross margin decreased to 16.7% in the three months ended September 30, 2023 from 18.8% in the three months ended September 30, 2022.

•Operating expenses increased by 42.2% as compared to the three months ended September 30, 2022 and were equal to 8.5% and 6.9% of net sales in the three months ended September 30, 2023 and 2022, respectively.

•Effective tax rate decreased to 11.4% in the three months ended September 30, 2023 from 17.4% in the three months ended September 30, 2022.

SMCI | Q1 2024 Form 10-Q | 27

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We evaluate our estimates on an on-going basis based on a) historical experience, and b) assumptions we believe to be reasonable under the circumstances and are not readily apparent from other sources, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2023 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Summary of Significant Accounting Policies" in our notes to condensed consolidated financial statements in this Quarterly Report.

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	83.3%	81.2%
Gross profit	16.7%	18.8%
Operating expenses:
Research and development	5.2%	4.0%
Sales and marketing	1.7%	1.6%
General and administrative	1.6%	1.3%
Total operating expenses	8.5%	6.9%
Income from operations	8.2%	11.9%
Other income, net	0.3%	0.4%
Interest expense	(0.1)%	(0.2)%
Income before income tax provision	8.4%	12.1%
Income tax provision	(1.0)%	(2.1)%
Share of loss from equity investee, net of taxes	—%	—%
Net income	7.4%	10.0%

Net Sales

Net sales consist of sales of our server and storage solutions, including systems and related services and subsystems and accessories. The prices for our server and storage systems range widely depending upon the configuration, as well as the level of integration of key components such as CPUs, GPUs, SSDs and memory. The prices for our subsystems and accessories can also vary widely based on whether a customer is purchasing power supplies, server boards, chassis or other accessories.

As with most electronics-based product life cycles, average selling prices typically are highest at the time of introduction of new products that utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products. Additionally, in order to remain competitive throughout all industry cycles, we actively change our selling price per unit in response to changes in costs for key components such as CPUs, GPUs, SSDs and memory.

SMCI | Q1 2024 Form 10-Q | 28

The following table presents net sales by product type for the three months ended September 30, 2023 and 2022 (dollars in millions):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Server and storage systems	$1,966.6	$1,713.1	$253.5	14.8%
Percentage of total net sales	92.8%	92.5%
Subsystems and accessories	$153.1	$139.0	$14.1	10.1%
Percentage of total net sales	7.2%	7.5%
Total net sales	$2,119.7	$1,852.1	$267.6	14.4%

Server and storage systems constitute an assembly and integration of subsystems and accessories and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

The period-over-period increase in net sales of our server and storage systems was primarily due to the strong demand from customers for GPU, high performance computing (“HPC"), and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of average selling price ("ASP").
The period-over-period increase in net sales for our subsystems and accessories of 10.1% is primarily due to increased demand of accessories sold to data center customers as more accessories and spares were purchased in conjunction with the strong sales of full systems and servers.

The following table presents net sales by geographic region for the three months ended September 30, 2023 and 2022 (dollars in millions):

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
United States	$1,619.5	$1,295.5	$324.0	25.0%
Percentage of total net sales	76.4%	69.9%
Asia	$225.5	$270.0	$(44.5)	(16.5)%
Percentage of total net sales	10.6%	14.6%
Europe	$190.9	$235.1	$(44.2)	(18.8)%
Percentage of total net sales	9.0%	12.7%
Others	$83.8	$51.5	$32.3	62.7%
Percentage of total net sales	4.0%	2.8%
Total net sales	$2,119.7	$1,852.1

The period-over-period increase in overall net sales is the result of higher ASP's, especially to large enterprise and data center customers. United States sales experienced significant growth due to increased demand from data center customers for GPU, HPC, and rack-scale solutions. The period-over-period decrease in Asia and Europe is mainly due to macro economic concerns and slower adoption of new product introductions, which has persisted in the three months ended September 30, 2023.

One customer accounted for 25.0% of the net sales for the three months ended September 30, 2023. One customer accounted for 21.9% of the net sales for the three months ended September 30, 2022. We had no customers with net sales over 10% for the year ended June 30, 2023, however, we expect to continue to have customers exceed 10% of net sales in future quarters.
SMCI | Q1 2024 Form 10-Q | 29

Cost of Sales and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, which includes: the costs of materials, contract manufacturing, shipping, personnel expenses (salaries, benefits, stock-based compensation and incentive bonuses), equipment and facility expenses, warranty costs and inventory reserve charges. The primary factors that impact our cost of sales are the mix of products sold, changes in the cost of components, changes in logistic costs, changes in salary and benefits and overhead costs related to production as well as economies of scale gained from higher production volume in our facilities. Cost of sales as a percentage of net sales may increase or decrease over time if the changes in our costs are not matched by corresponding changes in our ASP's. Our cost of sales as a percentage of net sales is also impacted by the timing and extent to which we add to, and are able to efficiently utilize, our manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to frequent change based on the availability of materials and other market conditions.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing generally performed at our manufacturing facilities in the same region where our products are sold. We work with Ablecom, one of our key contract manufacturers and also a related party to optimize modular designs for our chassis and certain other components. We also outsource to Compuware, also a related party, a portion of our design activities and a significant part of the manufacturing of certain components, particularly power supplies.

Cost of sales and gross margin for the three months ended September 30, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Cost of sales	$1,766.0	$1,504.6	$261.4	17.4%
Gross profit	$353.7	$347.5	$6.2	1.8%
Gross margin	16.7%	18.8%		(2.1)%

The period-over-period increase in cost of sales was primarily attributed to an increase of $279.4 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, partially offset by a $11.0 million decrease in freight costs due to an improved supply chain, a $5.3 million decrease in inventory reserve charges and a $1.7 million decrease in overhead costs due to greater absorption of overhead in the ending inventory.

Certain materials used by us in the manufacturing of our products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. The increase in concentration of total purchases from one of our suppliers to 55.1% of total purchases for the three months ended September 30, 2023 is as a result of the increase in the number of purchases of GPUs from such supplier to build our solutions for our customers. We expect that this concentration in total purchases from this supplier will continue in the future.

The period-over-period decrease in the gross margin percentage was primarily due to product and customer mix, partially offset by an increase in capitalization of manufacturing overhead resulting from higher inventory level and mix, lower costs related to freight due to an improved supply chain, and inventory reserve charges.

Operating Expenses

Research and development expenses consist of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses for our research and development personnel, as well as product development costs such as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive non-recurring engineering funding from certain suppliers and customers for joint development. Under these arrangements, we are reimbursed for certain research and development costs that we incur as part of the joint development efforts with our suppliers and customers. These reimbursed costs offset a portion of the related research and development expenses and have the effect of reducing our reported research and development expenses.

Sales and marketing expenses consist primarily of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses for our sales and marketing personnel, cost for trade shows, independent sales
SMCI | Q1 2024 Form 10-Q | 30

representative fees and marketing programs. From time to time, we receive marketing development funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These reimbursed costs offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. The timing, magnitude and estimated usage of these programs can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, reimbursed by our suppliers, typically increases in connection with new product releases by our suppliers.

General and administrative expenses consist primarily of general corporate costs, including personnel expenses such as salaries, benefits, stock-based compensation and incentive bonuses for our general and administrative personnel, financial reporting, information technology, corporate governance and compliance, outside legal, audit, tax fees, insurance and bad debt reserves on accounts receivable.

Operating expenses for the three months ended September 30, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Research and development	$111.0	$74.2	$36.8	49.6%
Percentage of total net sales	5.2%	4.0%
Sales and marketing	$37.2	$29.4	$7.8	26.5%
Percentage of total net sales	1.7%	1.6%
General and administrative	$32.9	$23.8	$9.1	38.2%
Percentage of total net sales	1.6%	1.3%
Total operating expenses	$181.1	$127.4	$53.7	42.2%
Percentage of total net sales	8.5%	6.9%

Research and development expenses. The period-over-period increase in research and development expenses was primarily driven by a $39.1 million increase in compensation expenses due to salary increases, higher headcount and the cost of equity awards as we expanded our workforce and invested in key talent, and a $0.9 million increase in product development costs to support the development of next generation products and technologies, offset by a $3.2 million increase in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily driven by a $9.1 million increase in compensation expenses due to salary increases, higher headcount and the cost of equity awards offset by a $1.3 million decrease primarily due to an increase in marketing development funds to drive new sales opportunities for our products and customer support. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

General and administrative expenses. The period-over-period increase in general and administrative expenses was primarily due to a $8.5 million increase in compensation expenses associated with higher headcount and the cost of equity awards and a $0.6 million increase in professional and service fees. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Interest Expense and Other Income, Net

Other income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

SMCI | Q1 2024 Form 10-Q | 31

Interest expense and other income, net for the three months ended September 30, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Other income, net	$6.6	$8.1	$(1.5)	(18.5)%
Interest expense	(1.9)	(3.9)	2.0	(51.3)%
Interest expense and other income, net	$4.7	$4.2	$0.5	11.9%

The change of $0.5 million in interest expense and other income, net was primarily attributable to a $1.5 million decrease in other income driven by $2.7 million investment impairment and unrealized losses, offset by $1.2 million interest income and favorable foreign exchange gain. The decrease in interest expense of $2.0 million was due to a decrease in outstanding loan balances.

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

Provision for income taxes and effective tax rates for the three months ended September 30, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Income tax provision	$20.2	$38.9	$(18.7)	(48.1)%
Percentage of total net sales	1.0%	2.1%
Effective tax rate	11.4%	17.4%

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended September 30, 2023, is lower than that for the three months ended September 30, 2022, primarily due to a significant increase in tax-deductible stock compensation expense in the three months ended September 30, 2023.

Share of Loss from Equity Investee, Net of Taxes

Share of loss from equity investee, net of taxes represents our share of loss from the Corporate Venture in which we have 30% ownership.

Share of loss from equity investee, net of taxes for the three months ended September 30, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Share of loss from equity investee, net of taxes	$—	$(0.9)	$0.9	n/m (1)
Percentage of total net sales	—%	—%

(1) n/m - Not meaningful
SMCI | Q1 2024 Form 10-Q | 32

The period-over-period decrease of $0.9 million in share of loss from equity investee, net of taxes was primarily due to a smaller net loss recognized by the Corporate Venture.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities. Our recent drivers of liquidity changes have included an increase in the need for working capital due to higher levels of inventory required by growing revenues and to a lesser extent, longer supply chain lead times on certain key components. Our cash and cash equivalents were $543.2 million and $440.5 million as of September 30, 2023 and June 30, 2023, respectively. Our cash and cash equivalents in foreign locations was $263.2 million and $192.3 million as of September 30, 2023 and June 30, 2023, respectively.
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
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the filing of this Quarterly Report on Form 10-Q. On September 28, 2023, our company through our Taiwan subsidiary, entered into a new agreement pursuant to which our Taiwan subsidiary and CTBC Bank agreed to aggregate borrowings under all the New CTBC Credit Lines of up to $105.0 million. We continue to evaluate financing options that may be required to support the growth of our business, if it occurs more rapidly than anticipated.

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of our common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first. We repurchased 1,553,350 shares of common stock for $150 million during the fiscal year ended June 30, 2023 under this program and have $50.0 million of remaining availability as of September 30, 2023.

Our key cash flow metrics were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2023	2022
Net cash provided by operating activities	$270.5	$313.6	$(43.1)
Net cash used in investing activities	$(7.6)	$(10.7)	$3.1
Net cash used in financing activities	$(159.9)	$(331.2)	$171.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$102.7	$(29.8)	$132.5

Operating Activities

Net cash provided by operating activities decreased by $43.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily due to higher cash used to purchase inventory by $416.8 million, a decrease in net income of $27.4 million, offset by an increase of $207.4 million from the collection of accounts receivables, an increase of $145.4 million from other working capital items, an increase of $46.4 million in stock based compensation expense and an increase of $1.9 million in various other non-cash items.

Investing Activities

Net cash used in investing activities decreased by $3.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a decrease of $8.1 million in purchases of property, plant and equipment offset by an investment of $5.0 million made in the three months ended September 30, 2023.

SMCI | Q1 2024 Form 10-Q | 33

Financing Activities

Net cash used in financing activities was $171.3 million lower in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a lower repayment of borrowings of $196.7 million, offset by a higher withholding tax payment for equity compensation related activities of $25.4 million in the three months ended September 30, 2023.

Other Factors Affecting Liquidity and Capital Resources

Refer to Part I, Item 1, Note 6, “Short-term and Long-term Debt,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Capital Expenditure Requirements

We anticipate our capital expenditures for the remainder of fiscal year 2024 will be in range of $102.0 million to $112.0 million, relating primarily to costs associated with our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. During the second quarter of fiscal year 2023, we entered into a letter of understanding to acquire land in Malaysia to expand our manufacturing operations. A definitive agreement to acquire such land, subject to various conditions, was subsequently executed in January 2023. We are obtaining early access to such land prior to the acquisition, and we anticipate additional capital expenditures for the remainder of fiscal year 2024 of $31.0 million (included in the above range) for such initiative. In addition, we will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

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

SMCI | Q1 2024 Form 10-Q | 34

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit, all of which are held for purposes other than trading. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2023, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.2% to 7.5% at September 30, 2023 and 1.20% to 7.08% at June 30, 2023. Based on the outstanding principal indebtedness of $146.2 million under our credit facilities as of September 30, 2023, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Realized and unrealized foreign exchange gain for the three months ended September 30, 2023 and 2022 was $7.5 million and $7.8 million, respectively.

SMCI | Q1 2024 Form 10-Q | 35

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMCI | Q1 2024 Form 10-Q | 36

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal proceedings and indemnifications” in Part I, Item 1, Note 11 “Commitments and Contingencies” of our notes to condensed consolidated financial statements included in this quarterly report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of the proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A “Risk Factors” of our 2023 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2023, we did not repurchase shares of our common stock.

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of our common stock for up to $200 million at prevailing prices in the open market. The share repurchase program is effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurs first. We repurchased 1,553,350 shares of common stock for $150 million during the fiscal year ended June 30, 2023 under this program and had $50.0 million of remaining availability as of September 30, 2023.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

Certain of the Company’s directors have entered into trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended September 30, 2023:

Name and Title	Adoption Date	End Date	Aggregate Number of Shares of the Company’s Common Stock to be Sold
Daniel Fairfax, non-employee director	August 30, 2023	June 28, 2024	2,100

SMCI | Q1 2024 Form 10-Q | 37

During the three months ended September 30, 2023, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were terminated or modified by the Company’s executive officers and directors, and no other written trading arrangements not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated by the Company’s executive officers and directors.

SMCI | Q1 2024 Form 10-Q | 38

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1
General Agreement for Omnibus Credit Lines dated as of September 28, 2023 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 2, 2023)

10.2
Agreement for Individually Negotiated Terms and Conditions dated as of September 28, 2023 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 2, 2023)

10.3
Summary of Short-Term Credit Facilities dated as of August 21, 2023 (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 2, 2023)

10.4
Form of Restricted Stock Units Notice of Grant and Agreement (Associated with the Director Compensation Plan adopted in August 2023) (Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

10.5
Form of Notice of Grant of Stock Option and Nonqualified Stock Option Award Agreement (Associated with the Director Compensation Plan adopted in August 2023) (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

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
SMCI | Q1 2024 Form 10-Q | 39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUPER MICRO COMPUTER, INC.

Date:	November 3, 2023	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 3, 2023	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

SMCI | Q1 2024 Form 10-Q | 40