Form 10-Q
period 2023-12-31
Super Micro Computer, Inc.
filed 2024-02-02
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2024 there were 55,933,330 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	December 31,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$725,660	$440,459
Accounts receivable, net of allowance for credit losses of $77 and $82 at December 31, 2023 and June 30, 2023, respectively (including accounts receivable from related parties of $3,859 and $5,473 at December 31, 2023 and June 30, 2023, respectively)	1,502,971	1,148,259
Inventories	2,466,997	1,445,564
Prepaid expenses and other current assets (including receivables from related parties of $34,293 and $27,732 at December 31, 2023 and June 30, 2023, respectively)	146,727	145,144
Total current assets	4,842,355	3,179,426
Property, plant and equipment, net	297,102	290,240
Deferred income taxes, net	218,274	162,654
Other assets	47,269	42,409
Total assets	$5,405,000	$3,674,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $101,700 and $89,134 at December 31, 2023 and June 30, 2023, respectively)	$1,261,533	$776,831
Accrued liabilities (including amounts due to related parties of $18,509 and $14,017 at December 31, 2023 and June 30, 2023, respectively)	214,462	163,865
Income taxes payable	46,453	129,166
Short-term debt	276,307	170,123
Deferred revenue	193,334	134,667
Total current liabilities	1,992,089	1,374,652
Deferred revenue, non-current	190,342	169,781
Long-term debt	99,322	120,179
Other long-term liabilities	46,173	37,947
Total liabilities	2,327,926	1,702,559
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000; Issued and outstanding shares: 55,917 and 52,901 at December 31, 2023 and June 30, 2023, respectively	1,190,276	538,352
Accumulated other comprehensive income	657	639
Retained earnings	1,885,977	1,433,014
Total Super Micro Computer, Inc. stockholders’ equity	3,076,910	1,972,005
Noncontrolling interest	164	165
Total stockholders’ equity	3,077,074	1,972,170
Total liabilities and stockholders’ equity	$5,405,000	$3,674,729

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2024 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net sales (including related party sales of $15,781 and $20,073 in the three months ended December 31, 2023 and 2022, respectively, and $33,177 and $45,126 in the six months ended December 31, 2023 and 2022, respectively)	$3,664,924	$1,803,195	$5,784,596	$3,655,325
Cost of sales (including related party purchases of $112,445 and $98,743 in the three months ended December 31, 2023 and 2022, respectively, and $225,552 and $195,279 in the six months ended December 31, 2023 and 2022, respectively)	3,100,602	1,465,773	4,866,583	2,970,368
Gross profit	564,322	337,422	918,013	684,957
Operating expenses:
Research and development	108,824	70,700	219,851	144,943
Sales and marketing	46,854	28,445	84,084	57,808
General and administrative	37,180	23,095	70,104	46,901
Total operating expenses	192,858	122,240	374,039	249,652
Income from operations	371,464	215,182	543,974	435,305
Other (expense) income, net	(7,886)	(6,335)	(1,273)	1,719
Interest expense	(8,131)	(1,756)	(9,994)	(5,694)
Income before income tax provision	355,447	207,091	532,707	431,330
Income tax provision	(61,503)	(29,573)	(81,718)	(68,507)
Share of income (loss) from equity investee, net of taxes	2,024	(1,351)	1,974	(2,240)
Net income	$295,968	$176,167	$452,963	$360,583
Net income per common share:
Basic	$5.47	$3.31	$8.45	$6.84
Diluted	$5.10	$3.14	$7.86	$6.51
Weighted-average shares used in the calculation of net income per common share:
Basic	54,135	53,160	53,614	52,726
Diluted	58,078	56,144	57,632	55,427

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2024 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$295,968	$176,167	$452,963	$360,583
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	6	98	18	(299)
Total other comprehensive income (loss), net of tax	6	98	18	(299)
Total comprehensive income	$295,974	$176,265	$452,981	$360,284

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2024 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended December 31, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2023	53,294,998	$574,718	$651	$1,590,009	$161	$2,165,539
Exercise of stock options, net of taxes	152,452	5,287	—	—	—	5,287
Release of common stock shares upon vesting of restricted stock units	213,366	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(58,617)	(15,594)	—	—	—	(15,594)
Issuance of common stock in a public offering, net of issuance costs	2,315,105	582,804	—	—	—	582,804
Stock-based compensation	—	43,061	—	—	—	43,061
Other comprehensive income	—	—	6	—	—	6
Net income	—	—	—	295,968	3	295,971
Balance at December 31, 2023	55,917,304	$1,190,276	$657	$1,885,977	$164	$3,077,074

Three Months Ended December 31, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2022	52,851,469	$497,183	$514	$1,127,339	$167	$1,625,203
Exercise of stock options, net of taxes	347,666	7,183	—	—	—	7,183
Release of common stock shares upon vesting of restricted stock units	290,471	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(89,305)	(6,788)	—	—	—	(6,788)
Stock-based compensation	—	16,981	—	—	—	16,981
Other comprehensive income	—	—	98	—	—	98
Net income (loss)	—	—	—	176,167	(2)	176,165
Balance at December 31, 2022	53,400,301	$514,559	$612	$1,303,506	$165	$1,818,842

SMCI | Q2 2024 Form 10-Q | 4

Six Months Ended December 31, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	52,901,358	$538,352	$639	$1,433,014	$165	$1,972,170
Exercise of stock options, net of taxes	341,409	9,574	—	—	—	9,574
Release of common stock shares upon vesting of restricted stock units	511,022	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(151,590)	(40,894)	—	—	—	(40,894)
Issuance of common stock in a public offering, net of issuance costs	2,315,105	582,804	—	—	—	582,804
Stock-based compensation	—	100,440	—	—	—	100,440
Other comprehensive income	—	—	18	—	—	18
Net income (loss)	—	—	—	452,963	(1)	452,962
Balance at December 31, 2023	55,917,304	$1,190,276	$657	$1,885,977	$164	$3,077,074

Six Months Ended December 31, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	52,311,014	$481,741	$911	$942,923	$172	$1,425,747
Exercise of stock options, net of taxes	752,892	15,327	—	—	—	15,327
Release of common stock shares upon vesting of restricted stock units	484,003	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(147,608)	(10,504)	—	—	—	(10,504)
Stock-based compensation	—	27,995	—	—	—	27,995
Other comprehensive loss	—	—	(299)	—	—	(299)
Net income (loss)	—	—	—	360,583	(7)	360,576
Balance at December 31, 2022	53,400,301	$514,559	$612	$1,303,506	$165	$1,818,842

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2024 Form 10-Q | 5

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$452,963	$360,583
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,775	17,196
Stock-based compensation expense	100,440	27,995
Share of (income) loss from equity investee	(1,974)	2,240
Foreign currency exchange loss (gain)	5,680	(4,614)
Deferred income taxes, net	(55,620)	(25,812)
Other	2,700	(430)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $1,614 and $3,178 during the six months ended December 31, 2023 and 2022, respectively)	(354,685)	68,036
Inventories	(1,021,433)	123,789
Prepaid expenses and other assets (including changes in related party balances of $(6,561) and $(22,925) during the six months ended December 31, 2023 and 2022, respectively)	3,343	518
Accounts payable (including changes in related party balances of $12,566 and $751 during the six months ended December 31, 2023 and 2022, respectively)	479,613	(90,908)
Income taxes payable	(82,713)	(3,030)
Accrued liabilities (including changes in related party balances of $4,492 and $851 during the six months ended December 31, 2023 and 2022, respectively)	48,979	(44,092)
Deferred revenue	79,228	46,243
Other long-term liabilities (including changes in related party balances of $(152) and $(168) during the six months ended December 31, 2023 and 2022, respectively)	84	(3,040)
Net cash (used in) provided by operating activities	(324,620)	474,674
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $4,528 and $4,514 during the six months ended December 31, 2023 and 2022, respectively)	(17,351)	(20,631)
Investment in equity securities	(5,184)	—
Net cash used in investing activities	(22,535)	(20,631)
FINANCING ACTIVITIES:
Proceeds from borrowings	857,683	144,037
Repayment of debt	(776,987)	(564,662)
Proceeds from exercise of stock options, net of taxes	9,574	15,327
Payment of withholding tax on vesting of restricted stock units	(40,894)	(10,504)
Issuance of common stock in a public offering, net of issuance costs	582,804	—
Other	14	(19)
Net cash provided by (used in) financing activities	632,194	(415,821)
Effect of exchange rate fluctuations on cash	170	(1,693)
Net increase in cash, cash equivalents and restricted cash	285,209	36,529
Cash, cash equivalents and restricted cash at the beginning of the period	440,960	268,559
Cash, cash equivalents and restricted cash at the end of the period	$726,169	$305,088

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,344	$6,084
Cash paid for taxes, net of refunds	$217,788	$96,156

SMCI | Q2 2024 Form 10-Q | 6

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $2,577 and $1,764 as of December 31, 2023 and 2022, respectively)	$6,163	$3,333
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$9,749	$1,024

See accompanying notes to condensed consolidated financial statements.

SMCI | Q2 2024 Form 10-Q | 7

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2024.

Certain prior year amounts within cash from operating activities in the condensed consolidated statements of cash flows have been reclassified to conform to current year presentation. These changes in presentation do not affect previously reported results.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 68.1% and 7.3% of total purchases for the three months ended December 31, 2023, and the same two suppliers accounted for 17.6% and 14.1% of total purchases for the three months ended December 31, 2022. Two suppliers accounted for 62.9% and 8.6% of total purchases for the six months ended December 31, 2023, and the same two suppliers accounted for 22.3% and 15.3% of total purchases for the six months ended December 31, 2022. The increase in concentration of total purchases to one of the Company's suppliers to 68.1% and 62.9% of total purchases for the three and six months ended December 31, 2023, respectively, is as a result of the purchase of key components to build its solutions for the Company's customers. Purchases from Ablecom, and Compuware, related parties of the Company (see Part I, Item 1, Note 8, "Related Party Transactions") accounted for a combined 3.6% and 6.7% of total cost of sales for the three months ended December 31, 2023 and 2022, respectively, and a combined 4.6% and 6.6% of total cost of sales for the six months ended December 31, 2023 and 2022, respectively.

Concentration of Credit and Customer Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.

Four customers accounted for 26.7%, 16.3%, 13.0% and 11.3% of accounts receivable, net as of December 31, 2023. Two customers accounted for 22.9% and 19.3% of accounts receivable, net as of June 30, 2023. These accounts receivable represent a concentration of credit risk to the Company.

SMCI | Q2 2024 Form 10-Q | 8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Two customers accounted for 25.5% and 10.4% of the net sales for the three months ended December 31, 2023 and one customer accounted for 25.3% of the net sales for the six months ended December 31, 2023. No single customer accounted for 10% or more of the net sales for the three months ended December 31, 2022, and one customer accounted for 15.8% of the net sales for the six months ended December 31, 2022.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning July 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.

Note 2.         Revenue

Disaggregation of Revenue

The Company disaggregates revenue by type of product and by the geographical market. Service revenues, which are less than 10%, are not a significant component of total revenue, and are aggregated within the respective categories.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Server and storage systems	$3,435,562	$1,660,931	$5,402,170	$3,373,987
Subsystems and accessories	229,362	142,264	382,426	281,338
Total	$3,664,924	$1,803,195	$5,784,596	$3,655,325

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

SMCI | Q2 2024 Form 10-Q | 9

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2023 and 2022, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
United States	$2,605,585	$1,091,391	$4,225,099	$2,386,895
Asia	656,220	330,711	881,688	600,735
Europe	288,448	312,533	479,296	547,607
Other	114,671	68,560	198,513	120,088
Total	$3,664,924	$1,803,195	$5,784,596	$3,655,325

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of advance consideration received from non-cancellable non-refundable contract liabilities relating to the sale of future products. Revenue recognized during the three and six months ended December 31, 2023, which was included in the opening deferred revenue balance as of June 30, 2023, of $304.4 million, was $31.5 million and $75.2 million, respectively.

Deferred revenue increased $79.2 million as of December 31, 2023 as compared to the fiscal year ended June 30, 2023. This increase was mainly due to a $44.3 million increase in non-cancellable non-refundable advance consideration or cash consideration received from customers which preceded the Company's satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of December 31, 2023 was approximately $383.6 million. The Company expects to recognize approximately 50% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

SMCI | Q2 2024 Form 10-Q | 10

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

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and six months ended December 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net income	$295,968	$176,167	$452,963	$360,583

Denominator:
Weighted-average shares outstanding	54,135	53,160	53,614	52,726
Effect of dilutive securities	3,943	2,984	4,017	2,701
Weighted-average diluted shares	58,078	56,144	57,632	55,427

Basic net income per common share	$5.47	$3.31	$8.45	$6.84
Diluted net income per common share	$5.10	$3.14	$7.86	$6.51

For the three and six months ended December 31, 2023 and 2022, the Company had stock options and restricted stock units ("RSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 584,855 and 211,729 for the three months ended December 31, 2023 and 2022, respectively, and 461,292 and 259,562 for the six months ended December 31, 2023 and 2022, respectively.

SMCI | Q2 2024 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents and Restricted Cash:

	December 31, 2023	June 30, 2023
Cash and cash equivalents	$725,660	$440,459
Restricted cash included in other assets	509	501
Total cash, cash equivalents and restricted cash	$726,169	$440,960

Inventories:

	December 31, 2023	June 30, 2023
Finished goods	$1,566,278	$1,045,177
Work in process	516,331	71,874
Purchased parts and raw materials	384,388	328,513
Total inventories	$2,466,997	$1,445,564

Property, Plant, and Equipment:

	December 31, 2023	June 30, 2023
Buildings	$143,496	$143,496
Machinery and equipment	138,256	130,151
Land	90,754	86,642
Building and leasehold improvements	61,708	59,634
Furniture and fixtures	38,820	36,303
Software	23,823	23,098
Building construction in progress	1,941	303
	498,798	479,627
Accumulated depreciation and amortization	(201,696)	(189,387)
Property, plant and equipment, net	$297,102	$290,240

SMCI | Q2 2024 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accrued Liabilities:

	December 31, 2023	June 30, 2023
Accrued payroll and related expenses	$64,237	$53,439
Customer deposits	35,965	16,577
Contract manufacturers liabilities	24,565	23,634
Accrued cooperative marketing expenses	12,153	9,744
Accrued warranty costs	9,554	9,079
Operating lease liability	8,940	7,292
Accrued professional fees	756	2,363
Other	58,292	41,737
Total accrued liabilities	$214,462	$163,865

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Balance, beginning of the period	$15,629	$12,703	$14,859	$12,136
Provision for warranty	10,515	8,933	23,044	17,550
Costs utilized	(9,587)	(8,553)	(21,391)	(17,026)
Change in estimated liability for pre-existing warranties	59	193	104	616
Balance, end of the period	16,616	13,276	16,616	13,276
Current portion	9,554	8,668	9,554	8,668
Non-current portion	$7,062	$4,608	$7,062	$4,608

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

The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of December 31, 2023 and June 30, 2023. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities.

SMCI | Q2 2024 Form 10-Q | 13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of December 31, 2023 and June 30, 2023, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$284	$—	$—	$284
Certificates of deposit (2)	—	465	—	465
Investment in marketable equity security	4,176	—	—	4,176
Auction rate security	—	—	1,843	1,843
Total assets measured at fair value	$4,460	$465	$1,843	$6,768

June 30, 2023	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$20,823	$—	$—	$20,823
Certificates of deposit (2)	—	462	—	462
Auction rate security	—	—	1,843	1,843
Total assets measured at fair value	$20,823	$462	$1,843	$23,128

(1) $0.1 million and $20.6 million in money market funds are included cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, respectively.

(2) $0.2 million and $0.2 million in certificates of deposit are included in cash and cash equivalents, $0.1 million and $0.1 million in certificates of deposit are included in prepaid expenses and other assets, and $0.2 million and $0.2 million in certificates of deposit are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, respectively.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values. The investment in marketable equity security is carried at fair value using values available on a public exchange and is based on a Level 1 input. The unrealized gains and losses of the investment is included in earnings. The condensed consolidated statement of operations for the three and six months ended December 31, 2023, includes an unrealized gain of $0.3 million and a loss of $0.8 million, respectively, which have been recorded in Other income, net.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three and six months ended December 31, 2023, the credit losses related to the Company’s investments were not material.

There was immaterial movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2023 and 2022.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and six months ended December 31, 2023 and 2022.

SMCI | Q2 2024 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following is a summary of the Company’s investment in an auction rate security as of December 31, 2023 and June 30, 2023 (in thousands):

	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$287	$(194)	$1,843

No gain or loss was recognized in other comprehensive income for the auction rate security for the three and six months ended December 31, 2023 and 2022.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2023 and June 30, 2023, total debt of $375.6 million and $290.3 million, respectively, was reported at amortized cost. This outstanding debt was classified as Level 2 as it was not actively traded. The amortized cost of the outstanding debt approximates the fair value.

Other Financial Assets - Investments into Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $0.1 million and $1.7 million as of December 31, 2023 and June 30, 2023, respectively. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the three and six months ended December 31, 2023, the Company performed a qualitative assessment and identified impairment indicators. The Company recorded a $0.2 million and $1.8 million impairment during the three and six months ended December 31, 2023, respectively, in Other income, net on the condensed consolidated statement of operations. The Company did not have any impairment to the carrying values of the non-marketable equity securities during the three and six months ended December 31, 2022.

SMCI | Q2 2024 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Short-term and Long-term Debt

Short-term and long-term debt obligations as of December 31, 2023 and June 30, 2023 consisted of the following (in thousands):

	December 31,	June 30,
	2023	2023
Line of credit:
2018 Bank of America Credit Facility	$—	$—
2022 Bank of America Credit Facility	20,000	—
Cathay Bank Line of Credit	131,583	131,583
2023 CTBC Credit Lines	36,873	—
HSBC Bank Credit Facility	29,704	—
Mega Bank Credit Facility	15,526	—
Total line of credit	233,686	131,583
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	22,911	26,853
CTBC Term Loan Facility, due June 4, 2030	35,579	38,208
2021 CTBC Credit Lines, due August 15, 2026	3,991	4,721
2021 E.SUN Bank Credit Facility, due September 15, 2026	28,463	33,513
2022 ESUN Bank Credit Facility, due August 15, 2027	15,419	16,756
Mega Bank Credit Facility, due September 15, 2026	35,580	38,668
Total term loans	141,943	158,719
Total debt	375,629	290,302
Short-term debt and current portion of long-term debt	276,307	170,123
Debt, non-current	$99,322	$120,179

SMCI | Q2 2024 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of December 31, 2023 and June 30, 2023 consisted of the following (in thousands except for percentages):

	December 31, 2023		June 30, 2023
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$350,000	6.82%	$350,000	6.57%
2022 Bank of America Credit Facility	$—	6.49%	$20,000	3.36%
Cathay Bank Line of Credit	$417	7.36%	$417	7.08%
2022 CTBC Credit Lines	$—	—	$105,000	3.33%
2023 CTBC Credit Line	$68,127	1.96% - 6.52%	$—	—
Chang Hwa Bank Credit Facility	$20,000	6.38%	$20,000	6.58%
HSBC Bank Credit Facility	$20,296	1.90% - 6.37%	$50,000	4.50%
2022 E.SUN Bank Credit Facility	$30,000	6.67%	$30,000	4.18%
Mega Bank Credit Facility	$4,474	1.90%	$20,000	2.55%

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	1.55%	$—	1.55%
CTBC Term Loan Facility, due June 4, 2030	$—	1.20%	$—	1.20%
2021 CTBC Credit Lines, due August 15, 2026	$—	1.40%	$—	1.40%
2021 E.SUN Bank Credit Facility, due September 15, 2026	$—	1.75%	$7,734	1.75%
2022 ESUN Bank Credit Facility, due August 15, 2027	$—	1.75%	$—	1.75%
Mega Bank Credit Facility, due September 15, 2026	$—	1.40% - 1.60%	$—	1.40% - 1.60%

See “Part II. Item 8. Financial Statements and Supplementary Data – Note 7. Short-term and Long-term Debt” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for a more complete description of the Company's credit facilities.

The Company entered into new agreements during the six months ended December 31, 2023 with the following terms:

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

SMCI | Q2 2024 Form 10-Q | 17

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

As of December 31, 2023, the outstanding borrowings under the 2023 CTBC Bank Credit Lines were $36.9 million. The interest rate for these loans were 1.96% - 6.52% per annum as of December 31, 2023.

HSBC Bank

2023 HSBC Bank Credit Lines

On December 7, 2023, the Company's Taiwan subsidiary entered into a new Facility Letter with the Taiwan affiliate of HSBC Bank. The New Facility Letter is substantially identical to the prior Facility Letter entered into with HSBC Bank on February 7, 2023. The New Facility Letter permits borrowings up to a combined aggregate limit of $50 million which may be comprised of borrowings under a New Taiwan Dollar revolving facility with a sub-limit of NTD 300 million (the “NTD Revolver”) and an export/seller facility with a sub-limit of $50 million (the “Export/Seller Facility”, and together with the NTD Revolver, the "HSBC Bank Credit Lines"). Interest under both the NTD Revolver and Export/Seller Facility is based on HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments thereunder are due on a monthly basis, or such other interest period as agreed by HSBC Bank, and principal is repayable on the due date.

Amounts due under the New Facility Letter are currently not secured, but subject to HSBC Bank’s right of set-off and right to repayment on demand and call for cash coverage.

As of December 31, 2023, the outstanding borrowings under HSBC Bank Credit Lines were $29.7 million. The interest rates for these loans were 1.90% - 6.37% per annum as of December 31, 2023.

Principal payments on short-term and long-term obligations are due as follows (in thousands):

Fiscal Year Principal Payments

Remainder of 2024	$254,997
2025	42,621
2026	42,621
2027	18,517
2028	6,246
2029 and thereafter	10,627
Total short-term and long-term debt	$375,629

The Company is in compliance with all the covenants for the outstanding debt.
SMCI | Q2 2024 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and six months ended December 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating lease expense (including expense for lease agreements with related parties of $139 and $140 for the three months ended December 31, 2023 and 2022, respectively, and $277 and $284 for the six months ended December 31, 2023 and 2022, respectively)	$2,354	$2,115	$4,539	$4,225
Cash payments for operating leases (including payments to related parties of $129 and $127 for the three months ended December 31, 2023 and 2022, respectively, and $257 and $257 for the six months ended December 31, 2023 and 2022, respectively)	$2,204	$2,025	$4,287	$4,063
New operating lease assets obtained in exchange for operating lease liabilities	$572	$274	$9,749	$1,024

During the three and six months ended December 31, 2023 and 2022, the Company’s costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the three and six months ended December 31, 2023 were $0.5 million and $0.9 million, respectively. Non-lease variable payments expensed in the three and six months ended December 31, 2022 were $0.4 million and $0.9 million, respectively.

As of December 31, 2023, the weighted average remaining lease term for operating leases was 3.1 years and the weighted average discount rate was 4.2%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of December 31, 2023 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases
Remainder of 2024	$4,839
2025	9,436
2026	5,600
2027	3,885
2028	2,827
2029 and beyond	429
Total future lease payments	27,016
Less: Imputed interest	(1,991)
Present value of operating lease liabilities	$25,025

The Company has entered into lease agreements with related parties. See Part I, Item 1, Note 8, “Related Party Transactions,” for a further discussion.

SMCI | Q2 2024 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 36.0% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of December 31, 2023. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is our Senior Vice President, Business Development and a director, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 87.2% and 95.5% of the chassis included in the products sold by the Company during the three months ended December 31, 2023 and 2022, respectively, and 86.3% and 91.8% of the chassis included in the products sold by the Company during the six months ended December 31, 2023 and 2022, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on December 31, 2023 were $49.1 million and $37.5 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2023 were $37.4 million and $23.7 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

SMCI | Q2 2024 Form 10-Q | 20

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on December 31, 2023 were $121.6 million and $49.9 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2023 were $156.2 million and $46.8 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

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
The Company recorded a deferred gain related to the contribution of certain technology rights. There was no balance in the deferred gain in the consolidated balance sheets as of December 31, 2023 and June 30, 2023.

SMCI | Q2 2024 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. In June 2020, the third-party parent company that controls the Corporate Venture was placed on a U.S. government export control list, along with several of such third-party parent’s related entities and a separate listing for one of its subsidiaries. The Corporate Venture is not itself a restricted party. The Company has concluded that the Corporate Venture is in compliance with the new restrictions. The Company does not believe that the equity investment carrying value is impacted as of December 31, 2023. No impairment charge was recorded for the three and six months ended December 31, 2023 or 2022.
The Company sold products worth $11.4 million and $6.0 million to the Corporate Venture during the three months ended December 31, 2023 and 2022, respectively, and $12.2 million and $17.3 million to the Corporate Venture during the six months ended December 31, 2023 and 2022, respectively. The Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of December 31, 2023 and June 30, 2023 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $3.5 million and $1.9 million due from the Corporate Venture in accounts receivable, net as of December 31, 2023 and June 30, 2023, respectively.

The Company had the following balances related to transactions with its related parties as of December 31, 2023 and June 30, 2023 (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	December 31, 2023	June 30, 2023	December 31, 2023	June 30, 2023	December 31, 2023	June 30, 2023	December 31, 2023	June 30, 2023

Accounts receivable	$2	$2	$289	$3,528	$3,568	$1,943	$3,859	$5,473
Other receivable (1)	$2,270	$2,841	$32,023	$24,891	$—	$—	$34,293	$27,732
Accounts payable	$46,649	$35,711	$55,051	$53,423	$—	$—	$101,700	$89,134
Accrued liabilities (2)	$1,074	$1,230	$17,435	$12,787	$—	$—	$18,509	$14,017

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company’s results from transactions with its related parties for each of the three months ended December 31, 2023 and 2022, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022

Net sales	$4	$2	$4,392	$14,113	$11,385	$5,958	$15,781	$20,073
Purchases - inventory	$50,586	$46,715	$61,859	$52,028	$—	$—	$112,445	$98,743
Purchases - other miscellaneous items	$3,456	$2,763	$332	$279	$—	$—	$3,788	$3,042

SMCI | Q2 2024 Form 10-Q | 22

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s results from transactions with its related parties for each of the six months ended December 31, 2023 and 2022, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022

Net sales	$6	$3	$20,998	$27,872	$12,173	$17,251	$33,177	$45,126
Purchases - inventory	$97,199	$94,562	$128,353	$100,717	$—	$—	$225,552	$195,279
Purchases - other miscellaneous items	$8,215	$7,526	$749	$537	$—	$—	$8,964	$8,063

The Company’s cash flow impact from transactions with its related parties for each of the six months ended December 31, 2023 and 2022, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022

Changes in accounts receivable	$—	$—	$3,239	$137	$(1,625)	$3,041	$1,614	$3,178
Changes in other receivable	$571	$1,364	$(7,132)	$(24,289)	$—	$—	$(6,561)	$(22,925)
Changes in accounts payable	$10,938	$(3,589)	$1,628	$4,340	$—	$—	$12,566	$751
Changes in accrued liabilities	$(156)	$(2,009)	$4,648	$2,860	$—	$—	$4,492	$851
Changes in other long-term liabilities	$—	$—	$(152)	$(168)	$—	$—	$(152)	$(168)
Purchases of property, plant and equipment	$4,460	$4,366	$68	$148	$—	$—	$4,528	$4,514
Unpaid property, plant and equipment	$2,570	$1,764	$7	$—	$—	$—	$2,577	$1,764

SMCI | Q2 2024 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 9.        Stock-based Compensation and Stockholders’ Equity

Equity Incentive Plan

On June 5, 2020, the stockholders of the Company approved the 2020 Equity and Incentive Compensation Plan (the “Original 2020 Plan”). The maximum number of shares available under the Original 2020 Plan was 5,000,000 plus 1,045,000 shares of common stock that remained available for future awards under the 2016 Equity Incentive Plan (the “2016 Plan”), at the time of adoption of the Original 2020 Plan. No other awards can be granted under the 2016 Plan and 7,246,000 shares of common stock remained reserved for outstanding awards issued under the Original 2016 Plan at the time of adoption of the Original 2020 Plan. On May 18, 2022, the stockholders of the Company approved an amendment and restatement of the Original 2020 Plan which, among other things, increased the number of shares available for award under the 2020 Plan by an additional 2,000,000 shares.

On January 22, 2024, the stockholders of the Company approved a further amendment and restatement of the Original 2020 Plan (as amended and restated from time to time, the “2020 Plan”) which, among other things, further increased the number of shares available for award under the 2020 Plan by an additional 1,500,000 shares.

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

As of December 31, 2023, the Company had 483,780 authorized shares available for future issuance under the 2020 Plan.

Offering of Common Stock

On December 5, 2023, the Company completed a public offering of 2,415,805 shares of the Company's common stock at $262.00 per share, with 2,315,105 shares sold by the Company and 100,700 shares sold by selling stockholders.

The Company received net proceeds of approximately $582.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of the shares of common stock by the selling stockholders.

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

No shares were repurchased under the share repurchase program during the three and six months ended December 31, 2023. As of December 31, 2023, $50.0 million was available for additional repurchases of common stock. The share repurchase program was effective until January 31, 2024, at which time the remaining unutilized portion of such program expired.

SMCI | Q2 2024 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Determining Fair Value

The Company’s fair value of RSUs is based on the closing market price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing model. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The key inputs in using the Black-Scholes-option-pricing model were as follows:

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

The fair value of stock option grants for the three and six months ended December 31, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Risk-free interest rate	4.78%	4.16% - 4.25%	4.15% - 4.78%	2.81% - 4.25%
Expected term	5.99 years	6.07 years	3.00 years - 5.99 years	6.07 years
Dividend yield	—%	—%	—%	—%
Volatility	58.89%	51.64% - 51.68%	56.87% - 58.89%	50.62% - 51.68%
Weighted-average fair value	$156.09	$36.37	$179.16	$34.60

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cost of sales	$3,555	$1,486	$9,459	$2,370
Research and development	25,439	9,334	61,149	15,452
Sales and marketing	4,340	1,448	10,005	2,257
General and administrative	9,727	4,713	19,827	7,916
Stock-based compensation expense before taxes	43,061	16,981	100,440	27,995
Income tax impact	(9,569)	(3,381)	(25,434)	(4,720)
Stock-based compensation expense, net	$33,492	$13,600	$75,006	$23,275

As of December 31, 2023, $73.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.26 years and $237.0 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.65 years. As described below, there is no unrecognized compensation cost related to the 2021 CEO Performance Stock Option as of December 31, 2023. Additionally, $27.4 million of unrecognized compensation cost related to the 2023 CEO Performance Stock Option is expected to be recognized over a period of 1.75 years.

SMCI | Q2 2024 Form 10-Q | 25

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Stock Option Activity

2021 CEO Performance Award

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

The achievement status of the operational and stock price milestones as of December 31, 2023 was as follows:

Annualized Revenue Milestone (in billions)	Achievement Status	Stock Price Milestone	Achievement Status
$4.0	Achieved	$45	Achieved (1)
$4.8	Achieved	$60	Achieved (2)
$5.8	Achieved	$75	Achieved (3)
$6.8	Achieved	$95	Achieved (4)
$8.0	Achieved (5)	$120	Achieved (6)

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
(5)Revenue reported for the four quarters ended December 31, 2023 was $9.3 billion. Achievement of the $8.0 billion revenue goal has not yet been certified by the Company’s Compensation Committee.
(6)On June 19, 2023, the Compensation Committee certified achievement of the $120 stock price milestone based upon the 60 trading day average stock price from March 6, 2023 through May 30, 2023.

During the three and six months ended December 31, 2023, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.5 million and $0.7 million, respectively. During the three and six months ended December 31, 2022, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $1.9 million and $3.2 million, respectively. As of December 31, 2023 and June 30, 2023, the Company had $0.0 million and $0.7 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option.

SMCI | Q2 2024 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2023 CEO Performance Award

In November 2023, the Compensation Committee approved the grant of a stock option award for 500,000 shares of common stock to the Company’s CEO (the “2023 CEO Performance Stock Option”). The 2023 CEO Performance Stock Option has five vesting tranches with a vesting schedule based entirely on the attainment of operational milestones (performance conditions) and market conditions, assuming (1) continued employment either as the CEO or in such capacity as agreed upon between the Company’s CEO and the Board and (2) service through each vesting date. Each of the five vesting tranches of the 2023 CEO Performance Stock Option will vest upon certification by the Compensation Committee that both (i) the market price milestone for such tranche, which begins at $450.00 per share for the first tranche and increases up to $1,100.00 per share thereafter (based on a 60 trading day average stock price), has been achieved, and (ii) any one of five operational milestones focused on total revenue, as reported under U.S. GAAP, have been achieved for the previous four consecutive fiscal quarters. Upon vesting and exercise, including the payment of the exercise price of $450.00 per share, prior to November 14, 2026, the Company’s CEO must hold shares that he acquires until November 14, 2026, other than those shares sold pursuant to a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

SMCI | Q2 2024 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The achievement status of the operational and stock price milestones as of December 31, 2023 was as follows:

Annualized Revenue Milestone (in billions)	Achievement Status	Stock Price Milestone	Achievement Status
$13.0	Probable	$450	Not met
$15.0	Not Probable	$600	Not met
$17.0	Not Probable	$750	Not met
$19.0	Not Probable	$900	Not met
$21.0	Not Probable	$1,100	Not met

During the three and six months ended December 31, 2023, the Company recognized compensation expense related to the 2023 CEO Performance Stock Option of $2.5 million. As of December 31, 2023 , the Company had $27.4 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of December 31, 2023 is expected to be recognized over a period of 1.75 years.

On the respective grant dates of each of the 2021 CEO Performance Award and the 2023 CEO Performance Award, a Monte Carlo simulation was used to determine for each tranche of each award (i) a fixed expense amount for such tranche and (ii) the future time when the market price milestone for such tranche was expected to be achieved, or its “expected market price milestone achievement time.” Separately, based on a subjective assessment of the Company’s future financial performance, each quarter, the Company will determine whether achievement is probable for each operational milestone that has not previously been achieved or deemed probable of achievement, and, if so, the future time when the Company expects to achieve that operational milestone, or its “expected operational milestone achievement time.” When the Company first determines that an operational milestone has become probable of being achieved, the Company will allocate the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting time.” The “expected vesting time” at any given time is the later of (i) the expected operational milestone achievement time (if the related operational milestone has not yet been achieved) and (ii) the expected market price milestone achievement time (if the related market price milestone has not yet been achieved). The Company will immediately recognize a catch-up expense for all accumulated expenses from the respective grant date through the quarter in which the operational milestone was first deemed probable of being achieved. Each quarter thereafter, the Company will recognize the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected vesting time, except that upon vesting of a tranche, all remaining expenses for that tranche will be immediately recognized.

The following table summarizes stock option activity during the six months ended December 31, 2023 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2023	3,302,533	$40.47
Granted	844,242	$393.40
Exercised	(341,409)	$28.68
Forfeited/Cancelled	(7,127)	$60.76
Balance as of December 31, 2023	3,798,239	$119.94	7.00
Options vested and exercisable at December 31, 2023	2,044,524	$36.57	5.36

SMCI | Q2 2024 Form 10-Q | 28

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
RSU Activity

The following table summarizes RSU activity during the six months ended December 31, 2023 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2023	2,042,986	$55.94
Granted	724,048	$309.00
Released	(511,022)	$96.34
Forfeited	(45,329)	$91.53
Balance as of December 31, 2023	2,210,683	$128.75

SMCI | Q2 2024 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Income Taxes

The Company recorded a provision for income taxes of $61.5 million and $81.7 million for the three and six months ended December 31, 2023, respectively, and $29.6 million and $68.5 million for the three and six months ended December 31, 2022, respectively. The effective tax rate was 17.3% and 15.3% for the three and six months ended December 31, 2023, respectively, and 14.3% and 15.9% for the three and six months ended December 31, 2022, respectively. The effective tax rate for the three months ended December 31, 2023 is higher than that for the three months ended December 31, 2022, primarily due to a 2% increase caused by a reduction of foreign derived intangible income which is subject to lower income tax rate than a statutory tax rate of 21%. In addition, there was a 1% increase caused by more non tax deductible stock-based compensation for officers over one million dollars threshold. The effective tax rate for the six months ended December 31, 2023 is lower than that for the six months ended December 31, 2022, primarily due to an increase in the tax deduction for stock-based compensation in the six months ended December 31, 2023.

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

Note 11.        Commitments and Contingencies

Legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of December 31, 2023 and any prior periods.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of December 31, 2023, these remaining noncancelable commitments were $1.9 billion, including $87.4 million for related parties.

SMCI | Q2 2024 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 12.        Segment Reporting

The Company operates in one operating segment that develops and provides high-performance server and storage solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	December 31,	June 30,
	2023	2023
Long-lived assets:
United States	$183,896	$183,485
Asia	110,676	104,094
Europe	2,530	2,661
	$297,102	$290,240

The Company’s revenue is presented on a disaggregated basis in Part I, Item 1, Note 2, “Revenue,” by type of product and by geographical market.

Note 13. Subsequent Events

On January 26, 2024, the Company entered into an agreement to purchase real estate for an aggregate price of $80.0 million, subject to certain adjustments to be determined at closing. The transaction is expected to close during the third quarter of fiscal 2024. The Company plans to acquire this property using its own cash.

On January 31, 2024, the Company entered into a lease for approximately 260,000 square feet of space in San Jose, California for a term of 79 months. The Company currently intends to use such premises for additional warehouse space. The lease also provides that the Company is required to rent an additional approximate 198,000 square feet of space in the same building after such space becomes available for the remainder of the term stated above. Aggregate payment under the lease for both the primary space and additional space is approximately $0.6 million per month, subject to annual increase.

.

SMCI | Q2 2024 Form 10-Q | 31

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

Financial Highlights

The following is a summary of our financial highlights of the second quarter of fiscal year 2024:

•Net sales increased by 103.2% in the three months ended December 31, 2023 as compared to the three months ended December 31, 2022.

•Gross margin decreased to 15.4% in the three months ended December 31, 2023 from 18.7% in the three months ended December 31, 2022.

•Operating expenses increased by 57.8% as compared to the three months ended December 31, 2022 and were equal to 5.3% and 6.7% of net sales in the three months ended December 31, 2023 and 2022, respectively.

•Effective tax rate increased to 17.3% in the three months ended December 31, 2023 from 14.3% in the three months ended December 31, 2022.

SMCI | Q2 2024 Form 10-Q | 32

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We evaluate our estimates on an on-going basis based on a) historical experience and b) assumptions we believe to be reasonable under the circumstances and are not readily apparent from other sources, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2023 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, "Summary of Significant Accounting Policies" in our notes to condensed consolidated financial statements in this Quarterly Report.

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.6%	81.3%	84.1%	81.3%
Gross profit	15.4%	18.7%	15.9%	18.7%
Operating expenses:
Research and development	3.0%	3.9%	3.8%	4.0%
Sales and marketing	1.3%	1.6%	1.5%	1.6%
General and administrative	1.0%	1.2%	1.2%	1.2%
Total operating expenses	5.3%	6.7%	6.5%	6.8%
Income from operations	10.1%	12.0%	9.4%	11.9%
Other (expense) income, net	(0.2)%	(0.4)%	0.0%	0.1%
Interest expense	(0.2)%	(0.1)%	(0.2)%	(0.2)%
Income before income tax provision	9.7%	11.5%	9.2%	11.8%
Income tax provision	(1.7)%	(1.6)%	(1.4)%	(1.9)%
Share of income (loss) from equity investee, net of taxes	0.1%	(0.1)%	0.0%	(0.1)%
Net income	8.1%	9.8%	7.8%	9.8%

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

SMCI | Q2 2024 Form 10-Q | 33

The following table presents net sales by product type for the three and six months ended December 31, 2023 and 2022 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Server and storage systems	$3,435.6	$1,660.9	$1,774.7	106.9%	$5,402.2	$3,374.0	$2,028.2	60.1%
Percentage of total net sales	93.7%	92.1%			93.4%	92.3%
Subsystems and accessories	$229.3	$142.3	$87.0	61.1%	$382.4	$281.3	$101.1	35.9%
Percentage of total net sales	6.3%	7.9%			6.6%	7.7%
Total net sales	$3,664.9	$1,803.2	$1,861.7	103.2%	$5,784.6	$3,655.3	$2,129.3	58.3%

Server and storage systems constitute an assembly and integration of subsystems and accessories and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended December 31, 2023 and 2022

The period-over-period increase in net sales of our server and storage systems was primarily due to the strong demand from customers for GPU, high performance computing (“HPC"), and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of average selling price ("ASP").
The period-over-period increase in net sales for our subsystems and accessories is primarily due to increased demand of accessories sold to data center customers as more accessories and spares were purchased in conjunction with the strong sales of full systems and servers.

Comparison of Six Months Ended December 31, 2023 and 2022

The period-over-period increase in net sales of our server and storage systems was primarily due to the strong demand from customers for GPU, high performance computing (“HPC"), and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of average selling price ("ASP").
The period-over-period increase in net sales for our subsystems and accessories is primarily due to increased demand of accessories sold to data center customers as more accessories and spares were purchased in conjunction with the strong sales of full systems and servers.

The following table presents net sales by geographic region for the three and six months ended December 31, 2023 and 2022 (dollars in millions):

	Three Months Ended December 31,		Change	Change	Six Months Ended December 31,		Change	Change
	2023	2022	$	%	2023	2022	$	%
United States	$2,605.6	$1,091.4	$1,514.2	138.7%	$4,225.1	$2,386.9	$1,838.2	77.0%
Percentage of total net sales	71.1%	60.5%			73.0%	65.3%
Asia	$656.2	$330.7	$325.5	98.4%	$881.7	$600.7	$281.0	46.8%
Percentage of total net sales	17.9%	18.4%			15.2%	16.4%
Europe	$288.4	$312.5	$(24.1)	(7.7)%	$479.3	$547.6	$(68.3)	(12.5)%
Percentage of total net sales	7.9%	17.3%			8.3%	15.0%
Others	$114.7	$68.6	$46.1	67.2%	$198.5	$120.1	$78.4	65.3%
Percentage of total net sales	3.1%	3.8%			3.5%	3.3%
Total net sales	$3,664.9	$1,803.2			$5,784.6	$3,655.3

SMCI | Q2 2024 Form 10-Q | 34

Comparison of Three Months Ended December 31, 2023 and 2022

The period-over-period increase in overall net sales is the result of higher ASPs, especially for large enterprise and data center customers. United States sales experienced significant growth due to increased demand from data center customers for GPU, HPC, and rack-scale solutions. The period-over-period increase of net sales in Asia and other regions is mainly due to an increase in net sales in Taiwan, Singapore, Canada and South Africa. The period-over-period decrease in sales in Europe is mainly due to decreases in net sales in Germany, United Kingdom, and France.

Two customers accounted for 25.5% and 10.4% of the net sales for the three months ended December 31, 2023. We had no customers with net sales over 10% for the three months ended December 31, 2022, however, we expect to continue to have customers exceeding 10% of net sales in future quarters.

Comparison of Six Months Ended December 31, 2023 and 2022

The period-over-period increase in overall net sales is the result of higher ASPs, especially for large enterprise and data center customers. United States sales experienced significant growth due to increased demand from data center customers for GPU, HPC, and rack-scale solutions. The period-over-period increase of net sales in Asia and other regions is mainly due to an increase in net sales in Taiwan, Canada and South Africa. The period-over-period decrease in sales in Europe is mainly due to decreases in net sales in Germany, United Kingdom, and France.

One customer accounted for 25.3% of the net sales for the six months ended December 31, 2023. The same customer accounted for 15.8% of net sales for the six months ended December 31, 2022. We expect to continue to have customers exceeding 10% of net sales in future quarters.

Cost of Sales and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, which includes: the costs of materials, contract manufacturing, shipping, personnel expenses (salaries, benefits, stock-based compensation and incentive bonuses), equipment and facility expenses, warranty costs and inventory reserve charges. The primary factors that impact our cost of sales are the mix of products sold, changes in the cost of components, changes in logistic costs, changes in salary and benefits and overhead costs related to production as well as economies of scale gained from higher production volume in our facilities. Cost of sales as a percentage of net sales may increase or decrease over time if the changes in our costs are not matched by corresponding changes in our ASPs. Our cost of sales as a percentage of net sales is also impacted by the timing and extent to which we add to, and are able to efficiently utilize, our manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to frequent change based on the availability of materials and other market conditions. Certain materials used in the manufacturing of our products are available from a limited number of suppliers and we expect that this trend will continue in the future.

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

Cost of sales and gross margin for the three and six months ended December 31, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of sales	$3,100.6	$1,465.8	$1,634.8	111.5%	$4,866.6	$2,970.4	$1,896.2	63.8%
Gross profit	$564.3	$337.4	$226.9	67.2%	$918.0	$685.0	$233.0	34.0%
Gross margin	15.4%	18.7%		(3.3)%	15.9%	18.7%		(2.8)%

SMCI | Q2 2024 Form 10-Q | 35

Comparison of Three Months Ended December 31, 2023 and 2022

The period-over-period increase in cost of sales was primarily attributed to an increase in sales volume, which resulted in an increase of $1,639.1 million in costs of materials and contract manufacturing expenses, and a $3.1 million increase in overhead costs, partially offset by a $7.4 million decrease in inventory reserve charges.

The period-over-period decrease in the gross margin percentage was primarily due to product and customer mix, partially offset by lower cost of goods sold from manufacturing efficiency and other factors.

Comparison of Six Months Ended December 31, 2023 and 2022

The period-over-period increase in cost of sales was primarily attributed to an increase in sales volume, which resulted in an increase of $1,918.6 million in costs of materials and contract manufacturing expenses, and a $0.9 million increase in overhead costs, partially offset by a $12.7 million decrease in inventory reserve charges and a $10.6 million decrease in freight costs due to an improved supply chain.

The period-over-period decrease in the gross margin percentage was primarily due to product and customer mix, partially offset by lower cost of goods sold from manufacturing efficiency and other factors.

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

Sales and marketing expenses consist primarily of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses for our sales and marketing personnel, cost for trade shows, independent sales representative fees and marketing programs. From time to time, we receive marketing development funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These reimbursed costs offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. The timing, magnitude and estimated usage of these programs can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, reimbursed by our suppliers, typically increases in connection with new product releases by our suppliers.

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

SMCI | Q2 2024 Form 10-Q | 36

Operating expenses for the three and six months ended December 31, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Research and development	$108.8	$70.7	$38.1	53.9%	$219.8	$145.0	$74.8	51.6%
Percentage of total net sales	3.0%	3.9%			3.8%	4.0%
Sales and marketing	$46.9	$28.4	$18.5	65.1%	$84.1	$57.8	$26.3	45.5%
Percentage of total net sales	1.3%	1.6%			1.5%	1.6%
General and administrative	$37.2	$23.1	$14.1	61.0%	$70.1	$46.9	$23.2	49.5%
Percentage of total net sales	1.0%	1.2%			1.2%	1.2%
Total operating expenses	$192.9	$122.2	$70.7	57.9%	$374.0	$249.7	$124.3	49.8%
Percentage of total net sales	5.3%	6.7%			6.5%	6.8%

Comparison of Three Months Ended December 31, 2023 and 2022

Research and development expenses. The period-over-period increase in research and development expenses was primarily driven by a $33.5 million increase in compensation expenses due to salary increases, higher headcount and the cost of equity awards as we expanded our workforce and invested in key talent, a $1.0 million increase in product development costs to support the development of next generation products and technologies and a $3.6 million decrease in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily driven by a $14.9 million increase in compensation expenses due to salary increases, higher headcount and cost of equity awards, a $5.5 million increase in advertising and other expenses and a $1.9 million decrease in marketing development funds received. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

General and administrative expenses. The period-over-period increase in general and administrative expenses was primarily due to a $7.8 million increase in compensation expenses associated with higher headcount and the cost of equity awards and a $6.3 million increase in professional and service fees and other expenses. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.
SMCI | Q2 2024 Form 10-Q | 37

Comparison of Six Months Ended December 31, 2023 and 2022

Research and development expenses. The period-over-period increase in research and development expenses was primarily driven by a $72.4 million increase in compensation expenses due to salary increases, higher headcount and the cost of equity awards as we expanded our workforce and invested in key talent, a $1.9 million increase in product development costs to support the development of next generation products and technologies and a $0.5 million decrease in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was primarily driven by a $24.0 million increase in compensation expenses due to salary increases, higher headcount and the cost of equity awards, a $3.5 million increase in advertising and other expenses and a $1.2 million decrease in marketing development funds received. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

General and administrative expenses. The period-over-period increase in general and administrative expenses was primarily due to a $16.4 million increase in compensation expenses associated with higher headcount and the cost of equity awards and a $3.8 million increase in professional and service fees and other expenses. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Interest Expense and Other Expense, Net

Other (expense) income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

Interest expense and other income (expense), net for the three and six months ended December 31, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Other (expense) income, net	$(7.9)	$(6.3)	$(1.6)	25.4%	$(1.3)	$1.7	$(3.0)	(176.5)%
Interest expense	(8.1)	(1.8)	(6.3)	350.0%	(10.0)	(5.7)	(4.3)	75.4%
Interest expense and other expense, net	$(16.0)	$(8.1)	$(7.9)	97.5%	$(11.3)	$(4.0)	$(7.3)	182.5%

Comparison of Three Months Ended December 31, 2023 and 2022

The increase of $7.9 million in interest expense and other expense, net was primarily attributable to an increase in interest expense of $6.3 million due to an increase in outstanding loan balances and a $1.6 million increase in other expense driven by increase in foreign exchange losses of $3.0 million due to weakening of US dollars offset by a $1.4 million increase in interest and other income.

Comparison of Six Months Ended December 31, 2023 and 2022

The increase of $7.3 million in interest expense and other expense, net was primarily attributable to an increase in interest expense of $4.3 million due to an increase in outstanding loan balances and a $3.0 million increase in other expense driven by investment impairment and increase in foreign exchange losses of $6.0 million due to weakening of US dollars offset by an increase of $3.0 million in interest and other income.

SMCI | Q2 2024 Form 10-Q | 38

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

Provision for income taxes and effective tax rates for the three and six months ended December 31, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Income tax provision	$61.5	$29.6	$31.9	107.8%	$81.7	$68.5	$13.2	19.3%
Percentage of total net sales	1.7%	1.6%			1.4%	1.9%
Effective tax rate	17.3%	14.3%			15.3%	15.9%

Comparison of Three Months Ended December 31, 2023 and 2022

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The income tax provision and effective tax rate for the three months ended December 31, 2023 is higher than that for the three months ended December 31, 2022, primarily due to a 2% increase caused by a reduction of foreign derived intangible income which is subject to lower income tax rate than a statutory tax rate of 21%. In addition, there was a 1% increase caused by more non tax deductible stock-based compensation for officers over one million dollars threshold.

Comparison of Six Months Ended December 31, 2023 and 2022

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The income tax provision for the six months ended December 31, 2023 is higher than that for the six months ended December 31, 2022, primarily due to a significant increase in annual forecasted taxable income. The effective tax rate for the six months ended December 31, 2023 is lower than that for the six months ended December 31, 2022, primarily due to an increase in the tax deduction for stock compensation.

Share of Income (Loss) from Equity Investee, Net of Taxes

Share of income (loss) from equity investee, net of taxes represents our share of income (loss) from the Corporate Venture in which we have 30% ownership.

Share of income (loss) from equity investee, net of taxes for the three and six months ended December 31, 2023 and 2022 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Share of income (loss) from equity investee, net of taxes	$2.0	$(1.4)	$3.4	n/m (1)	$2.0	$(2.2)	$4.2	n/m (1)
Percentage of total net sales	0.1%	(0.1)%			—%	(0.1)%

(1) n/m - Not meaningful
SMCI | Q2 2024 Form 10-Q | 39

Comparison of Three Months Ended December 31, 2023 and 2022

The period-over-period increase of $3.4 million in share of income from equity investee, net of taxes was primarily due to a net income recognized by the Corporate Venture.

Comparison of Six Months Ended December 31, 2023 and 2022

The period-over-period increase of $4.2 million in share of income from equity investee, net of taxes was primarily due to a net income recognized by the Corporate Venture.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities and selling our common stock. Our recent drivers of liquidity changes have included an increase in the need for working capital due to higher levels of inventory required by growing revenues and to a lesser extent, longer supply chain lead times on certain key components. Our cash and cash equivalents were $725.7 million and $440.5 million as of December 31, 2023 and June 30, 2023, respectively. Our cash and cash equivalents in foreign locations were $193.8 million and $192.3 million as of December 31, 2023 and June 30, 2023, respectively.
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
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the filing of this Quarterly Report on Form 10-Q. On December 7, 2023, our Taiwan subsidiary entered into a new Facility Letter with the Taiwan affiliate of HSBC Bank. The New Facility Letter permits borrowings up to a combined aggregate limit of $50 million which may be comprised of borrowings under a New Taiwan Dollar revolving facility with a sub-limit of NTD 300 million and an export/seller facility with a sub-limit of $50 million. We continue to evaluate financing options that may be required to support the growth of our business, if it occurs more rapidly than anticipated.

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of our common stock for up to $200 million at prevailing prices in the open market. The share repurchase program was effective until January 31, 2024. We repurchased 1,553,350 shares of common stock for $150 million during the fiscal year ended June 30, 2023 under this program and had $50.0 million of remaining availability as of December 31, 2023 and at the time the program expired on January 31, 2024.

On December 5, 2023, the Company completed a public offering of 2,415,805 shares of the Company's common stock at $262.00 per share, with 2,315,105 shares sold by the Company and 100,700 shares sold by selling stockholders.

We received net proceeds of approximately $582.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. We intend to utilize the proceeds to support our operations, including working capital needs, manufacturing capacity expansion and increased R&D investments.

SMCI | Q2 2024 Form 10-Q | 40

Our key cash flow metrics were as follows (dollars in millions):

	Six Months Ended December 31,		Change
	2023	2022
Net cash (used in) provided by operating activities	$(324.6)	$474.7	$(799.3)
Net cash used in investing activities	$(22.5)	$(20.6)	$(1.9)
Net cash provided by (used in) financing activities	$632.2	$(415.8)	$1,048.0
Net increase in cash, cash equivalents and restricted cash	$285.2	$36.5	$248.7

Operating Activities

Net cash provided by operating activities decreased by $799.3 million for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022. The decrease was primarily due to an increase in net cash required for net working capital of $945.1 million to manufacture products in order to meet customer demand and support expected business growth and a $19.0 million decrease in non-cash items. These decreases are partially offset by increase in net income of $92.4 million and stock-based compensation expense of $72.4 million. The key changes in net working capital of $945.1 million includes an increase in inventory of $1,145.2 million, and an increase in accounts receivable of $422.7 million offset by an increase in accounts payable of $570.5 million.

Investing Activities

Net cash used in investing activities increased by $1.9 million for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022 primarily due to an increase in investment of $5.2 million made in the six months ended December 31, 2023 offset by a decrease of $3.3 million in purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities increased by $1,048.0 million for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022 primarily due to proceeds from our offering of common stock, net of issuance costs of $582.8 million and an increase of $501.3 million in proceeds from borrowings, net of repayment.

Other Factors Affecting Liquidity and Capital Resources

Refer to Part I, Item 1, Note 6, “Short-term and Long-term Debt,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding debt.

Capital Expenditure Requirements

We anticipate our capital expenditures for the remainder of fiscal year 2024 will be in range of $170.0 million to $180.0 million, relating primarily to costs associated with our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades and expansion. During the second quarter of fiscal year 2023, we entered into a letter of understanding to acquire land in Malaysia to expand our manufacturing operations. A definitive agreement to acquire such land, subject to various conditions, was subsequently executed in January 2023. We obtained early access to such land prior to the acquisition, and we anticipate additional capital expenditures for the remainder of fiscal year 2024 of $28.0 million (included in the above range) for such initiative. In addition, in January 2024, we entered into a purchase and sale agreement (the “Purchase Agreement’) to purchase real estate comprising approximately 19.72 acres of land and 293,906 square feet of buildings and improvements located in proximity to the Company’s headquarters space in San Jose, California “as is” for an aggregate purchase price of $80.0 million, subject to certain adjustments to be determined at closing. Under the Purchase Agreement, we made a deposit of $10.0 million which is non-refundable except in limited circumstances. The transaction, currently expected to close in February 2024, is subject to customary closing conditions. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

SMCI | Q2 2024 Form 10-Q | 41

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

SMCI | Q2 2024 Form 10-Q | 42

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit, all of which are held for purposes other than trading. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2023, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.2% to 6.8% at December 31, 2023 and 1.20% to 7.08% at June 30, 2023. Based on the outstanding principal indebtedness of $375.6 million under our credit facilities as of December 31, 2023, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Realized and unrealized foreign exchange loss for the three months ended December 31, 2023 was $9.9 million and realized and unrealized loss for the six months ended December 31, 2023 was $2.4 million. Realized and unrealized foreign exchange loss for the three months ended December 31, 2022 was $6.9 million and realized and unrealized gain for the six months ended December 31, 2022 was $0.9 million.

SMCI | Q2 2024 Form 10-Q | 43

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMCI | Q2 2024 Form 10-Q | 44

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three and six months ended December 31, 2023, we did not repurchase shares of our common stock.

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of our common stock for up to $200 million at prevailing prices in the open market. The share repurchase program was effective until January 31, 2024. We repurchased 1,553,350 shares of common stock for $150 million during the fiscal year ended June 30, 2023 under this program and had $50.0 million of remaining availability as of December 31, 2023 and at the time the program expired on January 31, 2024.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of the Company’s executive officers or directors entered into trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were terminated or modified by the Company’s executive officers and directors, and no other written trading arrangements not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated by the Company’s executive officers and directors.

SMCI | Q2 2024 Form 10-Q | 45

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1
Facility Letter dated as of December 7, 2023 between Super Micro Computer, Inc. Taiwan and HSBC Bank (Taiwan) Limited (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 11, 2023)

10.2 +
Sixth Amendment to Loan and Security Agreement with Bank of America, N.A. dated to be effective as of November 28, 2023 by and among Super Micro Computer, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders

10.3
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2023)

10.4
Nonqualified Stock Option Award Agreement associated with the Grant Notice (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2023)

10.5
Purchase and Sale Agreement, dated as of January 26, 2024, between Caracol Property Owner LLC and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 1, 2024)

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
SMCI | Q2 2024 Form 10-Q | 46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUPER MICRO COMPUTER, INC.

Date:	February 2, 2024	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 2, 2024	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

SMCI | Q2 2024 Form 10-Q | 47