Form 10-Q
period 2024-03-31
Super Micro Computer, Inc.
filed 2024-05-06
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2024 there were 58,556,527 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	March 31,	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,115,476	$440,459
Accounts receivable, net of allowance for credit losses of $75 and $82 at March 31, 2024 and June 30, 2023, respectively (including accounts receivable from related parties of $1,110 and $5,473 at March 31, 2024 and June 30, 2023, respectively)	1,650,153	1,148,259
Inventories	4,124,587	1,445,564
Prepaid expenses and other current assets (including receivables from related parties of $30,249 and $27,732 at March 31, 2024 and June 30, 2023, respectively)	173,716	145,144
Total current assets	8,063,932	3,179,426
Property, plant and equipment, net	385,566	290,240
Deferred income taxes, net	330,248	162,654
Other assets	83,035	42,409
Total assets	$8,862,781	$3,674,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $102,582 and $89,134 at March 31, 2024 and June 30, 2023, respectively)	$1,092,445	$776,831
Accrued liabilities (including amounts due to related parties of $18,798 and $14,017 at March 31, 2024 and June 30, 2023, respectively)	290,370	163,865
Income taxes payable	20,021	129,166
Lines of credit and current portion of term loans	81,566	170,123
Deferred revenue	233,293	134,667
Total current liabilities	1,717,695	1,374,652
Deferred revenue, non-current	203,198	169,781
Term loans	85,646	120,179
Convertible notes	1,696,255	—
Other long-term liabilities	65,831	37,947
Total liabilities	3,768,625	1,702,559
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 100,000; Issued and outstanding shares: 58,552 and 52,901 at March 31, 2024 and June 30, 2023, respectively	2,805,008	538,352
Accumulated other comprehensive income	549	639
Retained earnings	2,288,436	1,433,014
Total Super Micro Computer, Inc. stockholders’ equity	5,093,993	1,972,005
Noncontrolling interest	163	165
Total stockholders’ equity	5,094,156	1,972,170
Total liabilities and stockholders’ equity	$8,862,781	$3,674,729

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2024 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net sales (including related party sales of $25,804 and $9,188 in the three months ended March 31, 2024 and 2023, respectively, and $58,980 and $54,316 in the nine months ended March 31, 2024 and 2023, respectively)	$3,850,066	$1,283,296	$9,634,662	$4,938,621
Cost of sales (including related party purchases of $130,397 and $87,732 in the three months ended March 31, 2024 and 2023, respectively, and $355,948 and $283,010 in the nine months ended March 31, 2024 and 2023, respectively)	3,252,698	1,056,937	8,119,281	4,027,305
Gross profit	597,368	226,359	1,515,381	911,316
Operating expenses:
Research and development	116,226	77,515	336,077	222,458
Sales and marketing	49,691	25,312	133,775	83,120
General and administrative	53,137	24,450	123,241	71,351
Total operating expenses	219,054	127,277	593,093	376,929
Income from operations	378,314	99,082	922,288	534,387
Other income (expense), net	10,035	(78)	8,762	1,641
Interest expense	(6,246)	(1,288)	(16,240)	(6,982)
Income before income tax provision	382,103	97,716	914,810	529,046
Income tax benefit (provision)	19,983	(10,857)	(61,735)	(79,364)
Share of income (loss) from equity investee, net of taxes	373	(1,013)	2,347	(3,253)
Net income	$402,459	$85,846	$855,422	$446,429
Net income per common share:
Basic	$7.13	$1.61	$15.68	$8.42
Diluted	$6.56	$1.53	$14.53	$8.00
Weighted-average shares used in the calculation of net income per common share:
Basic	56,478	53,280	54,562	53,011
Diluted	61,431	56,233	58,889	55,796

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2024 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income	$402,459	$85,846	$855,422	$446,429
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(108)	71	(90)	(228)
Total other comprehensive (loss) income, net of tax	(108)	71	(90)	(228)
Total comprehensive income	$402,351	$85,917	$855,332	$446,201

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2024 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended March 31, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	55,917,304	$1,190,276	$657	$1,885,977	$164	$3,077,074
Exercise of stock options	436,901	15,540	—	—	—	15,540
Release of common stock upon vesting of restricted stock units	291,428	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(93,737)	(78,391)	—	—	—	(78,391)
Issuance of common stock in a public offering, net of issuance costs	2,000,000	1,731,186	—	—	—	1,731,186
Purchase of capped calls, net of tax	—	(109,710)	—	—	—	(109,710)
Stock-based compensation	—	56,107	—	—	—	56,107
Other comprehensive loss	—	—	(108)	—	—	(108)
Net income (loss)	—	—	—	402,459	(1)	402,458
Balance at March 31, 2024	58,551,896	$2,805,008	$549	$2,288,436	$163	$5,094,156

Three Months Ended March 31, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	53,400,301	$514,559	$612	$1,303,506	$165	$1,818,842
Exercise of stock options	452,835	9,495	—	—	—	9,495
Release of common stock upon vesting of restricted stock units	275,890	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(91,935)	(8,938)	—	—	—	(8,938)
Share repurchases, retirement and related taxes	(1,553,350)	(489)	—	(149,907)	—	(150,396)
Stock-based compensation	—	13,652	—	—	—	13,652
Other comprehensive income	—	—	71	—	—	71
Net income	—	—	—	85,846	1	85,847
Balance at March 31, 2023	52,483,741	$528,279	$683	$1,239,445	$166	$1,768,573

SMCI | Q3 2024 Form 10-Q | 4

Nine Months Ended March 31, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	52,901,358	$538,352	$639	$1,433,014	$165	$1,972,170
Exercise of stock options	778,310	25,114	—	—	—	25,114
Release of common stock upon vesting of restricted stock units	802,450	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(245,327)	(119,285)	—	—	—	(119,285)
Issuances of common stock in public offerings, net of issuance costs	4,315,105	2,313,990	—	—	—	2,313,990
Purchase of capped calls, net of tax	—	(109,710)	—	—	—	(109,710)
Stock-based compensation	—	156,547	—	—	—	156,547
Other comprehensive loss	—	—	(90)	—	—	(90)
Net income (loss)	—	—	—	855,422	(2)	855,420
Balance at March 31, 2024	58,551,896	$2,805,008	$549	$2,288,436	$163	$5,094,156

Nine Months Ended March 31, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	52,311,014	$481,741	$911	$942,923	$172	$1,425,747
Exercise of stock options	1,205,727	24,822	—	—	—	24,822
Release of common stock upon vesting of restricted stock units	759,893	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(239,543)	(19,442)	—	—	—	(19,442)
Share repurchases, retirement and related taxes	(1,553,350)	(489)	—	(149,907)	—	(150,396)
Stock-based compensation	—	41,647	—	—	—	41,647
Other comprehensive loss	—	—	(228)	—	—	(228)
Net income (loss)	—	—	—	446,429	(6)	446,423
Balance at March 31, 2023	52,483,741	$528,279	$683	$1,239,445	$166	$1,768,573

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2024 Form 10-Q | 5

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$855,422	$446,429
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,174	25,932
Stock-based compensation expense	156,547	41,647
Share of (income) loss from equity investee	(2,347)	3,253
Unrealized foreign currency exchange gain	(282)	(2,497)
Deferred income taxes, net	(144,485)	(78,629)
Other	3,186	(649)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $4,363 and $6,367 during the nine months ended March 31, 2024 and 2023, respectively)	(507,870)	165,883
Inventories	(2,679,023)	5,187
Prepaid expenses and other assets (including changes in related party balances of $(2,517) and $(8,573) during the nine months ended March 31, 2024 and 2023, respectively)	(25,673)	15,088
Accounts payable (including changes in related party balances of $13,448 and $(11,242) during the nine months ended March 31, 2024 and 2023, respectively)	309,613	(9,120)
Income taxes payable	(99,824)	50,855
Accrued liabilities (including changes in related party balances of $4,781 and $(324) during the nine months ended March 31, 2024 and 2023, respectively)	123,937	(62,639)
Deferred revenue	132,043	76,062
Other long-term liabilities (including changes in related party balances of $(178) and $(241) during the nine months ended March 31, 2024 and 2023, respectively)	5,424	(3,883)
Net cash (used in) provided by operating activities	(1,844,158)	672,919
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $9,132 and $6,325 during the nine months ended March 31, 2024 and 2023, respectively)	(110,296)	(28,618)
Investment in equity securities	(21,673)	—
Net cash used in investing activities	(131,969)	(28,618)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	1,818,850	164,326
Repayment of lines of credit and term loans	(1,939,590)	(570,446)
Proceeds from exercise of stock options	25,114	24,822
Payment of withholding tax on vesting of restricted stock units	(119,285)	(19,442)
Stock repurchases	—	(146,526)
Issuances of common stock in public offerings, net of issuance costs	2,313,990	—
Proceeds from issuance of 2029 convertible notes, net of issuance costs	1,695,768	—
Purchase of capped calls	(142,140)	—
Other	76	(25)
Net cash provided by (used in) financing activities	3,652,783	(547,291)
Effect of exchange rate fluctuations on cash	(1,634)	(2,269)
Net increase in cash, cash equivalents and restricted cash	1,675,022	94,741
Cash, cash equivalents and restricted cash at the beginning of the period	440,960	268,559
Cash, cash equivalents and restricted cash at the end of the period	$2,115,982	$363,300

SMCI | Q3 2024 Form 10-Q | 6

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,813	$7,223
Cash paid for taxes, net of refunds	$300,596	$107,054

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,492 and $1,391 as of March 31, 2024 and 2023, respectively)	$9,345	$2,885
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$24,140	$1,679
Unpaid stock repurchases	$—	$3,472
Investment obtained in exchange for an asset	$6,000	$—

See accompanying notes to condensed consolidated financial statements.

SMCI | Q3 2024 Form 10-Q | 7

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2024.

Certain prior year amounts within cash from operating activities in the condensed consolidated statements of cash flows have been reclassified to conform to current year presentation. These changes in presentation do not affect previously reported results.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Supplier A accounted for 69.8% and supplier B accounted for 5.1% of total purchases for the three months ended March 31, 2024, and supplier A accounted for 26.9% and supplier B accounted for 16.9% of total purchases for the three months ended March 31, 2023. Supplier A accounted for 65.8% and supplier B accounted for 7.1% of total purchases for the nine months ended March 31, 2024, and supplier A accounted for 23.6% and supplier B accounted for 15.8% of total purchases for the nine months ended March 31, 2023. The increase in the concentration of the Company's total purchases from supplier A for 69.8% and 65.8% of total purchases for the three and nine months ended March 31, 2024, respectively, is as a result of the purchase of key components to build its solutions for the Company's customers. Purchases from Ablecom, and Compuware, related parties of the Company (see Part I, Item 1, Note 9, "Related Party Transactions") accounted for a combined 4.0% and 8.3% of total cost of sales for the three months ended March 31, 2024 and 2023, respectively, and a combined 4.4% and 7.0% of total cost of sales for the nine months ended March 31, 2024 and 2023, respectively.

Concentration of Credit and Customer Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.

Customer A accounted for 27.9%, customer E accounted for 18.1% and customer B accounted for 15.4% of accounts receivable, net as of March 31, 2024. Customer A accounted for 22.9% and customer B accounted for 19.3% of accounts receivable, net as of June 30, 2023. These accounts receivable represent a concentration of credit risk to the Company.

SMCI | Q3 2024 Form 10-Q | 8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Customer A accounted for 21.2% and customer B accounted for 16.8% of the net sales for the three months ended March 31, 2024 and customer A accounted for 23.7% of the net sales for the nine months ended March 31, 2024. Customer A accounted for 10.7% of the net sales for the three months ended March 31, 2023, and customer C accounted for 11.8% of the net sales for the nine months ended March 31, 2023.

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

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Server and storage systems	$3,698,446	$1,163,723	$9,100,616	$4,537,710
Subsystems and accessories	151,620	119,573	534,046	400,911
Total	$3,850,066	$1,283,296	$9,634,662	$4,938,621

Server and storage systems constitute an assembly and integration of subsystems and accessories, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

SMCI | Q3 2024 Form 10-Q | 9

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2024 and 2023, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
United States	$2,685,213	$785,548	$6,910,312	$3,172,444
Asia	764,614	214,363	1,646,302	815,098
Europe	297,653	228,531	776,949	776,138
Other	102,586	54,854	301,099	174,941
Total	$3,850,066	$1,283,296	$9,634,662	$4,938,621

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of advance consideration received from non-cancellable non-refundable contract liabilities relating to the sale of future products. Revenue recognized during the three and nine months ended March 31, 2024, which was included in the opening deferred revenue balance as of June 30, 2023, of $304.4 million, was $28.9 million and $104.1 million, respectively.

Deferred revenue increased $132.0 million as of March 31, 2024 as compared to the fiscal year ended June 30, 2023. This increase was mainly due to deferral on invoiced amounts for service contracts during the period exceeding the recognized revenue from contracts entered into in prior periods. This was accompanied by a $24.7 million increase in non-cancellable non-refundable advance consideration or cash consideration received from customers which preceded the Company's satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to remaining performance obligations as of March 31, 2024 was approximately $436.5 million. The Company expects to recognize approximately 53% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.
SMCI | Q3 2024 Form 10-Q | 10

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income - basic	$402,459	$85,846	$855,422	$446,429
Convertible notes interest charge, net of tax	385	—	385	—
Net income - diluted	$402,844	$85,846	$855,807	$446,429

Denominator:
Weighted-average shares outstanding - basic	56,478	53,280	54,562	53,011
Effect of dilutive convertible notes	471	—	155	—
Effect of dilutive securities	4,482	2,953	4,172	2,785
Weighted-average shares outstanding - diluted	61,431	56,233	58,889	55,796

Net income per common share - basic	$7.13	$1.61	$15.68	$8.42
Net income per common share - diluted	$6.56	$1.53	$14.53	$8.00

For the three and nine months ended March 31, 2024 and 2023, the Company had stock options and restricted stock units ("RSUs") outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 8,804 and 187,358 for the three months ended March 31, 2024 and 2023, respectively, and 310,463 and 235,494 for the nine months ended March 31, 2024 and 2023, respectively.

Potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method.

SMCI | Q3 2024 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents and Restricted Cash:

	March 31, 2024	June 30, 2023
Cash and cash equivalents	$2,115,476	$440,459
Restricted cash included in other assets	506	501
Total cash, cash equivalents and restricted cash	$2,115,982	$440,960

Inventories:

	March 31, 2024	June 30, 2023
Finished goods	$2,984,698	$1,045,177
Work in process	640,525	71,874
Purchased parts and raw materials	499,364	328,513
Total inventories	$4,124,587	$1,445,564

Property, Plant, and Equipment:

	March 31, 2024	June 30, 2023
Land	$149,394	$86,642
Buildings	163,510	143,496
Machinery and equipment	145,549	130,151
Building and leasehold improvements	65,185	59,634
Furniture and fixtures	40,429	36,303
Software	23,935	23,098
Building construction in progress	6,432	303
	594,434	479,627
Accumulated depreciation and amortization	(208,868)	(189,387)
Property, plant and equipment, net	$385,566	$290,240

Accrued Liabilities:

	March 31, 2024	June 30, 2023
Customer deposits	$73,786	$16,577
Accrued payroll and related expenses	54,745	53,439
Contract manufacturers liabilities	27,496	23,634
Accrued cooperative marketing expenses	13,536	9,744
Accrued warranty costs	10,028	9,079
Operating lease liability	8,154	7,292
Other	102,625	44,100
Total accrued liabilities	$290,370	$163,865

SMCI | Q3 2024 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Balance, beginning of the period	$16,616	$13,276	$14,859	$12,136
Provision for warranty	13,176	9,419	36,220	26,969
Costs utilized	(12,423)	(8,100)	(33,813)	(25,126)
Change in estimated liability for pre-existing warranties	273	377	376	993
Balance, end of the period	17,642	14,972	17,642	14,972
Current portion	10,028	9,704	10,028	9,704
Non-current portion	$7,614	$5,268	$7,614	$5,268

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

The Company’s investment in an auction rate security is classified within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of March 31, 2024 and June 30, 2023. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities.

Financial Instruments Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of March 31, 2024 and June 30, 2023, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2024	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$313	$—	$—	$313
Certificates of deposit	—	489	—	489
Investment in marketable equity security	2,652	—	—	2,652
Auction rate security	—	—	1,843	1,843
Total assets measured at fair value	$2,965	$489	$1,843	$5,297

June 30, 2023	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$20,823	$—	$—	$20,823
Certificates of deposit	—	462	—	462
Auction rate security	—	—	1,843	1,843
Total assets measured at fair value	$20,823	$462	$1,843	$23,128
SMCI | Q3 2024 Form 10-Q | 13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(1) $0.1 million and $20.6 million in money market funds are included cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in other assets in the condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023, respectively.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values. The investment in marketable equity security is carried at fair value using values available on a public exchange and is based on a Level 1 input. The unrealized gains and losses of the investment is included in earnings. The condensed consolidated statement of operations for the three and nine months ended March 31, 2024, includes an unrealized loss of $1.5 million and $2.3 million, respectively, which have been recorded in Other income, net.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three and nine months ended March 31, 2024, the credit losses related to the Company’s investments were not material.

There was immaterial movement in the balances of the Company's financial assets measured at fair value on a recurring basis, consisting of investment in an auction rate security, using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2024 and 2023.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and nine months ended March 31, 2024 and 2023.

The following is a summary of the Company’s investment in an auction rate security as of March 31, 2024 and June 30, 2023 (in thousands):

	Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction rate security	$1,750	$287	$(194)	$1,843

No gain or loss was recognized in other comprehensive income for the auction rate security for the three and nine months ended March 31, 2024 and 2023.

The Company measures the fair value of outstanding lines of credit and term loans for disclosure purposes on a recurring basis. As of March 31, 2024 and June 30, 2023, total lines of credit and term loans of $167.2 million and $290.3 million, respectively, was reported at amortized cost. This outstanding balance was classified as Level 2 as it was not actively traded. The amortized cost of the outstanding lines of credit and term loans approximates the fair value.

Convertible notes

The estimated fair value of the Company's 0% convertible senior notes due 2029 (the "Convertible Notes") was $1,911.6 million as of March 31, 2024. The Company measures the fair value of its convertible notes for disclosure purposes on a recurring basis. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. The fair value of the Convertible Notes are categorized in Level 2 of the fair value hierarchy.

Other Financial Assets - Investments in Non-Marketable Equity Securities

The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values in the amount of $22.6 million and $1.7 million as of March 31, 2024 and June 30, 2023, respectively. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. During the three and nine months ended March 31, 2024, the Company performed a qualitative assessment and identified impairment indicators. The Company recorded a $0.0 million and $1.8 million impairment during the three and nine months ended March 31, 2024, respectively, in Other income, net on the condensed consolidated statement of operations. The Company did not have any impairment to the carrying values of the non-marketable equity securities during the three and nine months ended March 31, 2023.
SMCI | Q3 2024 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Lines of Credit and Term Loans

Short-term and long-term loan obligations as of March 31, 2024 and June 30, 2023 consisted of the following (in thousands):

	March 31,	June 30,
	2024	2023
Line of credit:
2018 Bank of America Credit Facility	$—	$—
2022 Bank of America Credit Facility	—	—
Cathay Bank Line of Credit	—	131,583
2024 CTBC Credit Lines	24,994	—
Chang Hwa Bank Credit Facility	—	—
2023 HSBC Bank Credit Lines	8,217	—
2022 E.SUN Bank Credit Facility	—	—
Mega Bank Credit Facility	7,186	—
Total line of credit	40,397	131,583
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	20,178	26,853
CTBC Term Loan Facility, due June 4, 2030	33,029	38,208
2021 CTBC Credit Lines, due August 15, 2026	3,493	4,721
2021 E.SUN Bank Credit Facility, due September 15, 2026	24,995	33,513
2022 ESUN Bank Credit Facility, due August 15, 2027	13,877	16,756
Mega Bank Credit Facility, due September 15, 2026	31,243	38,668
Total term loans	126,815	158,719
Total lines of credit and term loans	167,212	290,302
Lines of credit and current portion of term loans	81,566	170,123
Term loans, non-current	$85,646	$120,179

SMCI | Q3 2024 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of March 31, 2024 and June 30, 2023 consisted of the following (in thousands except for percentages):

	March 31, 2024		June 30, 2023
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$350,000	7.06%	$350,000	6.57%
2022 Bank of America Credit Facility	$20,000	6.49%	$20,000	3.36%
Cathay Bank Line of Credit	$132,000	7.50%	$417	7.08%
2022 CTBC Credit Lines	$—	—	$105,000	3.33%
2024 CTBC Credit Lines	$160,006	1.94% - 6.26%	$—	—
Chang Hwa Bank Credit Facility	$20,000	6.30%	$20,000	6.58%
2023 HSBC Bank Credit Lines	$41,783	2.03% - 6.37%	$50,000	4.50%
2022 E.SUN Bank Credit Facility	$30,000	6.67%	$30,000	4.18%
Mega Bank Credit Facility	$12,814	1.90% - 1.91%	$20,000	2.55%

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	1.68%	$—	1.55%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33%	$—	1.20%
2021 CTBC Credit Lines, due August 15, 2026	$—	1.53%	$—	1.40%
2021 E.SUN Bank Credit Facility, due September 15, 2026	$—	1.87%	$7,734	1.75%
2022 ESUN Bank Credit Facility, due August 15, 2027	$—	1.87%	$—	1.75%
Mega Bank Credit Facility, due September 15, 2026	$—	1.52% - 1.72%	$—	1.40% - 1.60%

See “Part II. Item 8. Financial Statements and Supplementary Data – Note 7. Short-term and Long-term Debt” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for a more complete description of the Company's credit facilities.

The Company entered into new agreements during the nine months ended March 31, 2024 with the following terms:

SMCI | Q3 2024 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
CTBC Bank

2024 CTBC Bank Credit Lines

On February 16, 2024 (the “Effective Date”), the Company's Taiwan subsidiary entered into a new general agreement for omnibus credit lines with CTBC Bank. This agreement (which changed arrangements which had been entered into with CTBC Bank in September 2023), increased the aggregate total borrowings under the various individual credit arrangements with CTBC Bank from $105.0 million to $185.0 million. The credit arrangements under such general agreement now include the previous issued long and medium term loan facility of NTD 1,550.0 million entered in 2021 and 2020 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD1,250.0 million and NTD100.0 million, respectively (the “NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40.0 million (the “USD Short Term Loan Line”), (iii) an export/import o/a loan line providing a line of credit of up to $105.0 million for exports and $50.0 million for imports (the “Export/Import Line”) and (iv) an import o/a loan line of credit of up to $80.0 million available through August 31, 2024 (the “Incremental Import Line,” and, together with the NTD Short Term Loan/Guarantee Line, the USD Short Term Loan Line, and the Export/Import Line, the “Increased CTBC Credit Lines”). Aggregate borrowings under all the Increased CTBC Credit Lines is subject to a cap of $185.0 million.

Interest rates under each of the individual Increased CTBC Credit Lines are to be established according to individual credit arrangements, which interest rates shall be subject to adjustment depending on the satisfaction of certain conditions. Each of the NTD Short Term Loan/Guarantee Line and USD Short Term Loan Line continue to be secured by certain of the Company's Taiwan subsidiary’s assets, including certain property, land, and plant. The tenor of the Incremental Import Line provides for availability until August 31, 2024 with a final drawdown date of October 30, 2024. Such Incremental Import Line, which is reviewed quarterly for cancellation by the CTBC Bank, is also subject to an average usage requirement and fee for retaining the underutilized portion of such line. For the Long and Medium Loan Facility, the Taiwan subsidiary is subject to various financial covenants, including current ratio, debt service coverage ratio, and financial debt ratio requirements. In the event the Taiwan subsidiary does not satisfy such financial covenants, CTBC Bank is permitted to, among other things, reduce the permitted total borrowings to a cap of $70.0 million from $105.0 million. Additional covenants require, among other things, the Company to maintain ownership of all of the capital stock of the Taiwan subsidiary and prohibit secondary mortgages on certain assets securing various of the Increased CTBC Credit Lines. The Increased CTBC Credit Lines have customary default provisions permitting CTBC Bank to suspend the extension of credit, reduce the credit line, shorten the credit extension term, or declare all principal and interest amounts immediately due and payable.

The Company's Taiwan subsidiary intends to use borrowings under the Increased CTBC Credit Lines in connection with financing of eligible accounts receivable and accounts payable (vendor invoices).

As of March 31, 2024, the outstanding borrowings under the 2024 CTBC Bank Credit Lines were $25.0 million. The interest rate for these loans were 1.94% - 6.26% per annum as of March 31, 2024.

SMCI | Q3 2024 Form 10-Q | 17

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

As of March 31, 2024, the outstanding borrowings under HSBC Bank Credit Lines were $8.2 million. The interest rates for these loans were 2.03% - 6.37% per annum as of March 31, 2024.

Principal payments on lines of credit and term loans are due as follows (in thousands):

Fiscal Year Principal Payments

Remainder of 2024	$50,690
2025	41,169
2026	41,169
2027	17,886
2028	6,033
2029 and thereafter	10,265
Total lines of credit and term loans	$167,212

The Company is in compliance with all the covenants for the outstanding loans.
SMCI | Q3 2024 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 7.        Convertible Notes

2029 Convertible Notes

In February 2024, the Company issued $1,725.0 million aggregate principal amount of Convertible Notes. The Company received net proceeds from the offering of approximately $1,695.8 million. The Company used approximately $142.1 million of the net proceeds to fund the cost of entering into the Capped Call Transactions described below. The Convertible Notes will mature on March 1, 2029.

The Convertible Notes do not bear regular interest, and the principal amount of the Convertible Notes do not accrete. The Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 0.7455 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $1,341.38 per share of common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the Convertible Notes (the "Indenture"). Special interest and additional interest will accrue on the Convertible Notes in the circumstances and at the rates described in the Indenture. The debt issuance costs are amortized to interest expense. The Convertible Notes do not contain financial maintenance covenants.

Holders may convert their Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, September 1, 2028 until the close of business on the second scheduled trading day immediately before the maturity date.

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid special interest and additional interest, if any, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Convertible Notes in connection with such corporate event or during the relevant redemption period.

The Convertible Notes are redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after March 1, 2027 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date.

The Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the Convertible Notes. The Convertible Notes were not eligible for conversion as of March 31, 2024. No sinking fund is provided for the Convertible Notes.

SMCI | Q3 2024 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Convertible Notes are general unsecured obligations of the Company and rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of March 31, 2024, none of the conditions permitting the holders of the Convertible Notes to convert their notes early had been met. Therefore, the Convertible Notes are classified as long-term.

The Company accounted for the issuance of the Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The carrying value of the Convertible Notes, net of unamortized issuance costs of $28.7 million, was $1,696.3 million as of March 31, 2024. Interest expense related to the amortization of debt issuance costs was $0.5 million for the quarter ended March 31, 2024. The effective interest rate is 0.34%.

Capped Calls

In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively, the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes, as the case may be, with such reduction and/or offset, in each case subject to a cap.

The Capped Call Transactions have an initial strike price of $1,341.38 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The cap price of the Capped Call Transactions was initially $1,951.04 per share of common stock, representing a premium of approximately 100% above the last reported sale price of $975.52 per share of common stock on February 22, 2024, and is subject to certain adjustments under the terms of the Capped Call Transactions.

For accounting purposes, each Capped Call Transaction is a separate transaction, and not part of the terms of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Call Transactions of $142.1 million are recorded in stockholders’ equity and are not accounted for as derivatives. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. The Convertible Notes and the Capped Call Transactions will be integrated for tax purposes. The accounting impact of this tax treatment results in the Capped Call Transactions being deductible with the cost of the Capped Call Transactions qualifying as original issue discount for tax purposes over the term of the Convertible Notes.
SMCI | Q3 2024 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment leased under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and nine months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease expense (including expense for lease agreements with related parties of $86 and $139 for the three months ended March 31, 2024 and 2023, respectively, and $363 and $422 for the nine months ended March 31, 2024 and 2023, respectively)	$2,538	$2,129	$7,076	$6,354
Cash payments for operating leases (including payments to related parties of $75 and $134 for the three months ended March 31, 2024 and 2023, respectively, and $333 and $391 for the nine months ended March 31, 2024 and 2023, respectively)	$2,469	$2,146	$6,756	$6,209
New operating lease assets obtained in exchange for operating lease liabilities	$22,301	$655	$24,140	$1,679

On January 31, 2024, the Company entered into a lease for approximately 260,000 square feet of space in San Jose, California for a term of 79 months. The Company commenced lease payments and accepted the premises, which it is utilizing as warehouse space, in March 2024. Aggregate payment under the lease is approximately $0.3 million per month, subject to an annual increase of 3%. On February 9, 2024, the Company consummated the purchase of certain real estate for $80.0 million in San Jose, California. Such purchased real estate was previously under lease, leading to the de-recognition of the related ROU asset of $7.9 million and lease liability of $8.3 million.

During the three and nine months ended March 31, 2024 and 2023, the Company’s costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the three and nine months ended March 31, 2024 were $0.6 million and $1.6 million, respectively. Non-lease variable payments expensed in the three and nine months ended March 31, 2023 were $0.5 million and $1.3 million, respectively.

As of March 31, 2024, the weighted average remaining lease term for operating leases was 4.8 years and the weighted average discount rate was 5.0%. Maturities of operating lease liabilities under noncancelable operating lease arrangements as of March 31, 2024 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases
Remainder of 2024	$2,165
2025	10,692
2026	7,628
2027	6,013
2028	5,001
2029 and beyond	9,139
Total future lease payments	40,638
Less: Imputed interest	(4,215)
Present value of operating lease liabilities	$36,423

The Company has entered into lease agreements with related parties. See Part I, Item 1, Note 9, “Related Party Transactions,” for a further discussion.

SMCI | Q3 2024 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 9.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 36.0% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of March 31, 2024. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, a member of Compuware’s Board of Directors and a holder of a significant equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is our Senior Vice President, Business Development and a director, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 95.2% and 96.3% of the chassis included in the products sold by the Company during the three months ended March 31, 2024 and 2023, respectively, and 92.7% and 93.0% of the chassis included in the products sold by the Company during the nine months ended March 31, 2024 and 2023, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on March 31, 2024 were $113.7 million and $48.4 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Ablecom on June 30, 2023 were $37.4 million and $23.7 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices.

SMCI | Q3 2024 Form 10-Q | 22

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on March 31, 2024 were $147.7 million and $52.1 million, respectively, and outstanding cancellable and non-cancellable purchase orders from the Company to Compuware on June 30, 2023 were $156.2 million and $46.8 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

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
The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. The carrying value of the equity investment in the corporate venture was $5.1 million and $2.0 million as of March 31, 2024 and June 30, 2023, respectively. The Company does not believe that the equity investment carrying value is impaired as of March 31, 2024 and June 30, 2023. No impairment charge was recorded for the three and nine months ended March 31, 2024 and 2023.
SMCI | Q3 2024 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company sold products worth $4.3 million and $6.4 million to the Corporate Venture during the three months ended March 31, 2024 and 2023, respectively, and $16.5 million and $23.6 million to the Corporate Venture during the nine months ended March 31, 2024 and 2023, respectively. The Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of March 31, 2024 and June 30, 2023 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $0.8 million and $1.9 million due from the Corporate Venture in accounts receivable, net as of March 31, 2024 and June 30, 2023, respectively.

The Company had the following balances related to transactions with its related parties as of March 31, 2024 and June 30, 2023 (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023

Accounts receivable	$3	$2	$268	$3,528	$839	$1,943	$1,110	$5,473
Other receivable (1)	$1,819	$2,841	$28,430	$24,891	$—	$—	$30,249	$27,732
Accounts payable	$54,191	$35,711	$48,391	$53,423	$—	$—	$102,582	$89,134
Accrued liabilities (2)	$692	$1,230	$18,106	$12,787	$—	$—	$18,798	$14,017

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company’s results from transactions with its related parties for each of the three months ended March 31, 2024 and 2023, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023

Net sales	$2	$2	$21,501	$2,826	$4,301	$6,360	$25,804	$9,188
Purchases - inventory	$65,933	$33,637	$64,464	$54,095	$—	$—	$130,397	$87,732
Purchases - other miscellaneous items	$4,401	$2,329	$343	$541	$—	$—	$4,744	$2,870

SMCI | Q3 2024 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s results from transactions with its related parties for each of the nine months ended March 31, 2024 and 2023, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023

Net sales	$8	$6	$42,498	$30,699	$16,474	$23,611	$58,980	$54,316
Purchases - inventory	$163,131	$128,198	$192,817	$154,812	$—	$—	$355,948	$283,010
Purchases - other miscellaneous items	$12,616	$9,855	$1,092	$1,078	$—	$—	$13,708	$10,933

The Company’s cash flow impact from transactions with its related parties for each of the nine months ended March 31, 2024 and 2023, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Total
	Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023

Changes in accounts receivable	$(1)	$—	$3,260	$293	$1,104	$6,074	$4,363	$6,367
Changes in other receivable	$1,022	$627	$(3,539)	$(9,200)	$—	$—	$(2,517)	$(8,573)
Changes in accounts payable	$18,480	$(14,094)	$(5,032)	$2,852	$—	$—	$13,448	$(11,242)
Changes in accrued liabilities	$(538)	$(1,734)	$5,319	$1,410	$—	$—	$4,781	$(324)
Changes in other long-term liabilities	$—	$—	$(178)	$(241)	$—	$—	$(178)	$(241)
Purchases of property, plant and equipment	$8,935	$6,129	$197	$196	$—	$—	$9,132	$6,325
Unpaid property, plant and equipment	$1,492	$1,369	$—	$22	$—	$—	$1,492	$1,391

SMCI | Q3 2024 Form 10-Q | 25

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

As of March 31, 2024, the Company had 1,668,086 authorized shares available for future issuance under the 2020 Plan.

Offerings of Common Stock

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

On March 22, 2024, the Company completed a public offering of 2,000,000 shares of the Company's common stock at $875.00 per share. The Company received net proceeds of $1,731.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

SMCI | Q3 2024 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
No shares were repurchased under the share repurchase program during the three and nine months ended March 31, 2024. The share repurchase program was effective until January 31, 2024, at which time the remaining unutilized portion of such program expired.

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

The fair value of stock option grants for the three and nine months ended March 31, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Risk-free interest rate	4.01% - 4.09%	3.52%	4.01% - 4.78%	2.81% - 4.25%
Expected term	3.00 years - 5.99 years	6.07 years	3.00 years - 5.99 years	6.07 years
Dividend yield	—%	—%	—%	—%
Volatility	59.74% - 64.55%	51.61%	56.87% - 64.55%	50.62% - 51.68%
Weighted-average fair value of options	$290.08	$41.50	$205.79	$35.06

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cost of sales	$3,221	$1,215	$12,680	$3,585
Research and development	24,856	8,097	86,005	23,549
Sales and marketing	4,993	1,214	14,998	3,471
General and administrative	23,037	3,126	42,864	11,042
Stock-based compensation expense before taxes	56,107	13,652	156,547	41,647
Income tax impact	(47,023)	(3,444)	(72,641)	(8,165)
Stock-based compensation expense, net	$9,084	$10,208	$83,906	$33,482

SMCI | Q3 2024 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
As of March 31, 2024, $95.9 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.25 years and $309.0 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.72 years. As described below, there is no unrecognized compensation cost related to the 2021 CEO Performance Stock Option as of March 31, 2024. Additionally, $36.9 million of unrecognized compensation cost related to the 2023 CEO Performance Stock Option is expected to be recognized over a period of 2.5 years.

Stock Option Activity

2021 CEO Performance Award

In March 2021, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a stock option award for 1,000,000 shares of common stock to the Company’s CEO (the “2021 CEO Performance Stock Option”). As of March 31, 2024, the 2021 CEO Performance Stock Option had fully vested based upon achievement of operational and stock price milestones as follows:

Annualized Revenue Milestone (in billions)	Achievement Status	Stock Price Milestone	Achievement Status
$4.0	Achieved	$45	Achieved (1)
$4.8	Achieved	$60	Achieved (2)
$5.8	Achieved	$75	Achieved (3)
$6.8	Achieved	$95	Achieved (4)
$8.0	Achieved	$120	Achieved (5)

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
(5)The vesting of the fifth tranche of 200,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company’s Compensation Committee in February 2024.

During the three and nine months ended March 31, 2024, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.0 million and $0.7 million, respectively. During the three and nine months ended March 31, 2023, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.5 million and $3.8 million, respectively. As of March 31, 2024 and June 30, 2023, the Company had $0.0 million and $0.7 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option.

SMCI | Q3 2024 Form 10-Q | 28

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

The achievement status of the operational and stock price milestones as of March 31, 2024 was as follows:

Annualized Revenue Milestone (in billions)(1)	Achievement Status	Stock Price Milestone(1)	Achievement Status
$13.0	Probable	$450	Achieved (2)
$15.0	Probable	$600	Achieved (3)
$17.0	Probable	$750	Achieved (4)
$19.0	Probable	$900	Achieved (5)
$21.0	Not Probable	$1,100	Not met

(1)Under the terms of the 2023 CEO Performance Stock Option, the annualized revenue milestones and stock price milestones set forth in the table above must be achieved by December 31, 2028 and March 31, 2029, respectively.
(2)On March 2, 2024, the Compensation Committee certified achievement of the $450 stock price milestone based upon the 60 trading day average stock price from November 29, 2023 through February 26, 2024.
(3)On April 1, 2024, the Compensation Committee certified achievement of the $600 stock price milestone based upon the 60 trading day average stock price from December 15, 2023 through March 13, 2024.
(4)On April 1, 2024, the Compensation Committee certified achievement of the $750 stock price milestone based upon the 60 trading day average stock price from January 4, 2024 through April 1, 2024.
(5)The 60 trading day average stock price from January 31, 2024 through April 25, 2024 was $903.10. Achievement of the $900 stock price milestone has not yet been certified by the Company’s Compensation Committee.
SMCI | Q3 2024 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
During the three and nine months ended March 31, 2024, the Company recognized compensation expense related to the 2023 CEO Performance Stock Option of $16.9 million and $19.4 million, respectively. As of March 31, 2024, the Company had $36.9 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of March 31, 2024 is expected to be recognized over a period of 2.5 years.

On the respective grant dates of each of the 2021 CEO Performance Award and the 2023 CEO Performance Award, a Monte Carlo simulation was used to determine for each tranche of each award (i) a fixed expense amount for such tranche and (ii) the future time when the market price milestone for such tranche was expected to be achieved, or its “expected market price milestone achievement time.” Separately, based on a subjective assessment of the Company’s future financial performance, each quarter, the Company will determine, using a Monte Carlo simulation, whether achievement is probable for each operational milestone that has not previously been achieved or deemed probable of achievement, and, if so, the future time when the Company expects to achieve that operational milestone, or its “expected operational milestone achievement time.” When the Company first determines that an operational milestone has become probable of being achieved, the Company will allocate the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting time.” The “expected vesting time” at any given time is the later of (i) the expected operational milestone achievement time (if the related operational milestone has not yet been achieved) and (ii) the expected market price milestone achievement time (if the related market price milestone has not yet been achieved). The Company will immediately recognize a catch-up expense for all accumulated expenses from the respective grant date through the quarter in which the operational milestone was first deemed probable of being achieved. Each quarter thereafter, the Company will recognize the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected vesting time, except that upon vesting of a tranche, all remaining expenses for that tranche will be immediately recognized.

The following table summarizes stock option activity during the nine months ended March 31, 2024 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2023	3,302,533	$40.47
Granted	953,005	$404.50
Exercised	(778,310)	$32.54
Forfeited/Cancelled	(10,874)	$129.36
Balance as of March 31, 2024	3,466,354	$142.08	7.17
Options vested and exercisable at March 31, 2024	1,914,265	$40.26	5.67

RSU Activity

The following table summarizes RSU activity during the nine months ended March 31, 2024 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2023	2,042,986	$55.94
Granted	955,912	$346.51
Released	(802,450)	$112.25
Forfeited	(66,515)	$137.91
Balance as of March 31, 2024	2,129,933	$162.57

SMCI | Q3 2024 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11.        Income Taxes

The Company recorded a benefit for income taxes of $20.0 million for the three months and a provision of $61.7 million for the nine months ended March 31, 2024, respectively. The Company recorded a provision for income taxes of $10.9 million and $79.4 million for the three and nine months ended March 31, 2023, respectively. The effective tax rate was (5.2)% and 6.7% for the three and nine months ended March 31, 2024, respectively, and 11.1% and 15.0% for the three and nine months ended March 31, 2023, respectively. The effective tax rate for both the three and nine months ended March 31, 2024 is lower than that for the three and nine months ended March 31, 2023, primarily due to significant increase in the stock-based compensation tax deduction, and research and development tax credits.

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

Note 12.        Commitments and Contingencies

Legal proceedings and indemnifications

From time to time, the Company has been involved in various legal proceedings arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of March 31, 2024 and any prior periods.

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

Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of March 31, 2024, these remaining noncancelable commitments were $2.9 billion, including $100.4 million for related parties.

SMCI | Q3 2024 Form 10-Q | 31

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

The following is a summary of property, plant and equipment, net (in thousands):

	March 31,	June 30,
	2024	2023
Long-lived assets:
United States	$265,341	$183,485
Asia	117,785	104,094
Europe	2,440	2,661
	$385,566	$290,240

The Company’s revenue is presented on a disaggregated basis in Part I, Item 1, Note 2, “Revenue,” by type of product and by geographical market.

Note 14. Subsequent Events

On April 17, 2024, the Company’s Taiwan subsidiary renewed its credit agreement with Mega Bank, which increases the credit limit from $20 million to $50 million. This new loan is interest bearing, unsecured and the Company is not serving as a guarantor.

On April 19, 2024, the Company’s Taiwan subsidiary entered into a credit agreement with E.SUN Bank which is valid from March 14, 2024, to March 14, 2025. This includes a $60 million Import and Export Trade Facility which is unsecured, interest bearing and not guaranteed by the Company.

On April 26, 2024, the Company’s Taiwan subsidiary entered into a new credit facility with Chang Hwa Bank, updating its previous terms from October 2021 to include a combined credit limit of $20 million and an additional NTD300 million. This facility is unsecured, interest bearing and not guaranteed by the Company.

On April 26, 2024, the Company's Taiwan subsidiary entered into a $30 million loan agreement with First Commercial Bank Co., Ltd. This revolving loan is valid from February 17, 2024, to February 17, 2025, interest bearing and unsecured. The Company does not act as a guarantor for this loan.

.

SMCI | Q3 2024 Form 10-Q | 32

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

SMCI | Q3 2024 Form 10-Q | 33

Financial Highlights

The following is a summary of our financial highlights of the third quarter of fiscal year 2024:

•Net sales increased by 200.0% in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

•Gross margin decreased to 15.5% in the three months ended March 31, 2024 from 17.6% in the three months ended March 31, 2023.

•Operating expenses increased by 72.1% as compared to the three months ended March 31, 2023 and were equal to 5.6% and 9.9% of net sales in the three months ended March 31, 2024 and 2023, respectively.

•Effective tax rate decreased to (5.2%) in the three months ended March 31, 2024 from 11.1% in the three months ended March 31, 2023.

•Issued $1,695.8 million of convertible notes and issued 2,000,000 common shares for $1,731.5 million to fund the growth of our business.

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

SMCI | Q3 2024 Form 10-Q | 34

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.5%	82.4%	84.3%	81.5%
Gross profit	15.5%	17.6%	15.7%	18.5%
Operating expenses:
Research and development	2.9%	6.0%	3.4%	4.5%
Sales and marketing	1.3%	2.0%	1.4%	1.7%
General and administrative	1.4%	1.9%	1.3%	1.5%
Total operating expenses	5.6%	9.9%	6.1%	7.7%
Income from operations	9.9%	7.7%	9.6%	10.8%
Other income, net	0.3%	—%	0.1%	—%
Interest expense	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Income before income tax provision	10.0%	7.6%	9.5%	10.7%
Income tax benefit (provision)	0.5%	(0.8)%	(0.6)%	(1.6)%
Share of income (loss) from equity investee, net of taxes	0.0%	(0.1)%	0.0%	(0.1)%
Net income	10.5%	6.7%	8.9%	9.0%

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

The following table presents net sales by product type for the three and nine months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Server and storage systems	$3,698.5	$1,163.7	$2,534.8	217.8%	$9,100.7	$4,537.7	$4,563.0	100.6%
Percentage of total net sales	96.1%	90.7%			94.5%	91.9%
Subsystems and accessories	$151.6	$119.6	$32.0	26.8%	$534.0	$400.9	$133.1	33.2%
Percentage of total net sales	3.9%	9.3%			5.5%	8.1%
Total net sales	$3,850.1	$1,283.3	$2,566.8	200.0%	$9,634.7	$4,938.6	$4,696.1	95.1%

Server and storage systems constitute an assembly and integration of subsystems and accessories and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

SMCI | Q3 2024 Form 10-Q | 35

Comparison of Three Months Ended March 31, 2024 and 2023

The period-over-period increase in net sales of our server and storage systems was primarily driven by an increase in the demand from customers for GPU servers, high performance computing (“HPC"), and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of average selling price ("ASP"). We expect net sales and ASPs to continue to increase in the near future, particularly in the United States and Asia, as demand from customers for these solutions continue to increase as a result of adoption of more advanced technologies including but not limited to liquid cooling solutions.
The period-over-period increase in net sales for our subsystems and accessories is primarily due to increased demand of accessories sold to data center customers as more accessories and spares were purchased in conjunction with the strong sales of full systems and servers.

Comparison of Nine Months Ended March 31, 2024 and 2023

The period-over-period increase in net sales of our server and storage systems was primarily driven by an increase in the demand from customers for GPU servers, HPC, and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of ASP. We expect net sales and ASPs to continue to increase in the near future, particularly in the United States and Asia, as demand from customers for these solutions continue to increase as a result of adoption of more advanced technologies including but not limited to liquid cooling solutions.
The period-over-period increase in net sales for our subsystems and accessories is primarily due to increased demand of accessories sold to data center customers as more accessories and spares were purchased in conjunction with the strong sales of full systems and servers.

The following table presents net sales by geographic region for the three and nine months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,		Change	Change	Nine Months Ended March 31,		Change	Change
	2024	2023	$	%	2024	2023	$	%
United States	$2,685.2	$785.5	$1,899.7	241.8%	$6,910.3	$3,172.5	$3,737.8	117.8%
Percentage of total net sales	69.7%	61.2%			71.7%	64.2%
Asia	$764.6	$214.4	$550.2	256.6%	$1,646.3	$815.1	$831.2	102.0%
Percentage of total net sales	19.9%	16.7%			17.1%	16.5%
Europe	$297.7	$228.5	$69.2	30.3%	$777.0	$776.1	$0.9	0.1%
Percentage of total net sales	7.7%	17.8%			8.1%	15.7%
Others	$102.6	$54.9	$47.7	86.9%	$301.1	$174.9	$126.2	72.2%
Percentage of total net sales	2.7%	4.3%			3.1%	3.6%
Total net sales	$3,850.1	$1,283.3			$9,634.7	$4,938.6

Comparison of Three Months Ended March 31, 2024 and 2023

The period-over-period increase in overall net sales is driven by an increase in demand from customers for GPU servers, HPC, and rack-scale solutions which have higher ASPs, especially for large enterprise and data center customers from the United States and Asia sales where they have experienced significant growth. The period-over-period increase of net sales in Asia, Europe and other regions is mainly due to an increase in net sales in Singapore, Taiwan, Germany and South Africa.

Customer A accounted for 21.2% and customer B accounted for 16.8% of the net sales for the three months ended March 31, 2024. Customer A accounted for 10.7% of the net sales for the three months ended March 31, 2023. We expect to continue to have customers exceeding 10% of net sales in future quarters.

Comparison of Nine Months Ended March 31, 2024 and 2023

SMCI | Q3 2024 Form 10-Q | 36

The period-over-period increase in overall net sales is driven by an increase in demand from customers for GPU servers, HPC and rack-scale solutions which have higher ASPs, especially for large enterprise and data center customers from the United States. The period-over-period increase of net sales in Asia and other regions is mainly due to an increase in net sales in Taiwan, Singapore, Canada and South Africa.

Customer A accounted for 23.7% of the net sales for the nine months ended March 31, 2024. Customer C accounted for 11.8% of the net sales for the nine months ended March 31, 2023. We expect to continue to have customers exceeding 10% of net sales in future quarters.

Cost of Sales and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, which includes: the costs of materials, contract manufacturing, shipping, personnel expenses (salaries, benefits, stock-based compensation and incentive bonuses), equipment and facility expenses, warranty costs and inventory reserve charges. The primary factors that impact our cost of sales are the mix of products sold, changes in the cost of components, changes in logistic costs, changes in salary and benefits and overhead costs related to production as well as economies of scale gained from higher production volume in our facilities. Cost of sales as a percentage of net sales may increase or decrease over time if the changes in our costs are not matched by corresponding changes in our ASPs. Our cost of sales as a percentage of net sales is also impacted by the timing and extent to which we add to, and are able to efficiently utilize, our manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to frequent change based on the availability of materials and other market conditions. We expect inventory levels to continue to increase to support the future growth of our business. Certain materials used in the manufacturing of our products are available from a limited number of suppliers and we expect that this trend will continue in the future.

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

Cost of sales and gross margin for the three and nine months ended March 31, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Cost of sales	$3,252.7	$1,056.9	$2,195.8	207.8%	$8,119.3	$4,027.3	$4,092.0	101.6%
Gross profit	$597.4	$226.4	$371.0	163.9%	$1,515.4	$911.3	$604.1	66.3%
Gross margin	15.5%	17.6%		(2.1)%	15.7%	18.5%		(2.8)%

Comparison of Three Months Ended March 31, 2024 and 2023

The period-over-period increase in cost of sales was primarily attributed to an increase of $2,172.7 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, $9.4 million increase in inventory reserve charges, a $8.5 million increase in overhead cost and a $5.2 million increase in freight costs.

The period-over-period decrease in the gross margin percentage was primarily due to competitive pricing to win new design wins, product and customer mix, partially offset by higher efficiency in manufacturing operational costs.

Comparison of Nine Months Ended March 31, 2024 and 2023

The period-over-period increase in cost of sales was primarily attributed to an increase of $4,090.5 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $10.1 million increase in overhead costs partially offset by a $5.3 million decrease in freight costs due to an improved supply chain and a $3.3 million decrease in inventory reserve charges.

The period-over-period decrease in the gross margin percentage was primarily due to competitive pricing to win new design wins, product and customer mix, partially offset by higher efficiency in manufacturing operational costs.
SMCI | Q3 2024 Form 10-Q | 37

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

Operating expenses for the three and nine months ended March 31, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Research and development	$116.2	$77.5	$38.7	49.9%	$336.1	$222.4	$113.7	51.1%
Percentage of total net sales	2.9%	6.0%			3.4%	4.5%
Sales and marketing	$49.7	$25.3	$24.4	96.4%	$133.8	$83.1	$50.7	61.0%
Percentage of total net sales	1.3%	2.0%			1.4%	1.7%
General and administrative	$53.1	$24.5	$28.6	116.7%	$123.2	$71.4	$51.8	72.5%
Percentage of total net sales	1.4%	1.9%			1.3%	1.3%
Total operating expenses	$219.1	$127.3	$91.8	72.1%	$593.1	$376.9	$216.2	57.4%
Percentage of total net sales	5.6%	9.9%			6.1%	7.6%

SMCI | Q3 2024 Form 10-Q | 38

Comparison of Three Months Ended March 31, 2024 and 2023

Research and development expenses. The period-over-period increase in research and development expenses was driven by a $36.2 million increase in employee related costs primarily due to stock-based compensation increases of $16.8 million, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $3.6 million increase in product development costs to support the development of next generation products and technologies offset by a $1.1 million increase in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was driven by a $19.5 million increase in employee related costs primarily due to stock-based compensation increases of $3.8 million, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $6.1 million increase in advertising and other expenses and a $1.2 million decrease in marketing development funds received. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

General and administrative expenses. The period-over-period increase in general and administrative expenses was driven by a $23.2 million increase in employee related costs primarily due to stock-based compensation increases of $19.9 million, salary increases and higher headcount as we expanded our workforce and invested in key talent and a $5.4 million increase in professional and service fees and other expenses. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Comparison of Nine Months Ended March 31, 2024 and 2023

Research and development expenses. The period-over-period increase in research and development expenses was driven by a $108.8 million increase in employee related costs primarily due to stock-based compensation increases of $62.5 million, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $5.5 million increase in product development costs to support the development of next generation products and technologies offset by a $0.6 million increase in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was driven by a $43.5 million increase in employee related costs primarily due to stock-based compensation increases of $11.5 million, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $9.6 million increase in advertising and other expenses and a $2.4 million decrease in marketing development funds received. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

General and administrative expenses. The period-over-period increase in general and administrative expenses was driven by a $39.6 million increase in employee related costs primarily due to stock-based compensation increases of $31.8 million, salary increases and higher headcount as we expanded our workforce and invested in key talent and a $12.2 million increase in professional and service fees and other expenses. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Interest Expense and Other Income (Expense), Net

Other income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit.

SMCI | Q3 2024 Form 10-Q | 39

Interest expense and other income, net for the three and nine months ended March 31, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Other income (expense), net	$10.0	$(0.1)	$10.1	(10,100)%	$8.8	$1.6	$7.2	450.0%
Interest expense	(6.2)	(1.3)	(4.9)	376.9%	(16.2)	(6.9)	(9.3)	134.8%
Interest expense and other income (expense), net	$3.8	$(1.4)	$5.2	(371.4)%	$(7.4)	$(5.3)	$(2.1)	39.6%

Comparison of Three Months Ended March 31, 2024 and 2023

The increase of $5.2 million in interest expense and other income (expense), net was primarily attributable to a $10.1 million increase in other income (expense) driven by an increase in foreign currency exchange gain of $7.7 million due to a strong US dollar, and an increase of $3.9 million in interest income, offset by $1.5 million investment loss in marketable securities and a $4.9 million higher interest expense due to higher borrowing during the period.

Comparison of Nine Months Ended March 31, 2024 and 2023

The decrease of $2.1 million in interest expense and other income (expense), net was primarily attributable to a $9.3 million increase in interest expense due to higher borrowing during the period, offset by a $7.2 million increase in interest income and other income (expense) driven by an increase of $6.9 million in interest income and other income, an increase in foreign currency exchange gain of $4.4 million due to a strong US dollar, offset by $4.1 million investment loss in marketable securities.

Income Tax (Benefit) Provision

Our income tax (benefit) provision is based on our taxable income generated in the jurisdictions in which we operate, which primarily include the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, certain non-deductible expenses, tax benefits from foreign derived intangible income and stock-based compensation.

Income tax (benefit) provision for income taxes and effective tax rates for the three and nine months ended March 31, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Income tax (benefit) provision	$(20.0)	$10.9	$(30.9)	(283.5)%	$61.7	$79.4	$(17.7)	(22.3)%
Percentage of total net sales	(0.5)%	0.8%			0.6%	1.6%
Effective tax rate	(5.2)%	11.1%			6.7%	15.0%

Comparison of Three Months Ended March 31, 2024 and 2023

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended March 31, 2024, is lower than that for the three months ended March 31, 2023, primarily due to the significant increase in stock-based compensation tax deduction, and research and development tax credits.

Comparison of Nine Months Ended March 31, 2024 and 2023

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the nine months ended March 31, 2024, is lower than that for the nine months ended March 31, 2023, primarily due to the significant increase in stock-based compensation tax deduction, and research and development tax credits.
SMCI | Q3 2024 Form 10-Q | 40

Share of Income (Loss) from Equity Investee, Net of Taxes

Share of income (loss) from equity investee, net of taxes represents our share of income (loss) from the Corporate Venture in which we have 30% ownership.

Share of income (loss) from equity investee, net of taxes for the three and nine months ended March 31, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Share of income (loss) from equity investee, net of taxes	$0.4	$(1.0)	$1.4	n/m (1)	$2.3	$(3.3)	$5.6	n/m (1)
Percentage of total net sales	—%	(0.1)%			—%	(0.1)%

(1) n/m - Not meaningful

Comparison of Three Months Ended March 31, 2024 and 2023

The period-over-period increase of $1.4 million in share of income from equity investee, net of taxes was primarily due to improvement in profitability of the Corporate Venture.

Comparison of Nine Months Ended March 31, 2024 and 2023

The period-over-period increase of $5.6 million in share of income from equity investee, net of taxes was primarily due to improvement in profitability of the Corporate Venture.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, in addition to utilizing borrowing facilities and selling our common stock. Our recent drivers of liquidity changes have included an increase in the need for working capital due to higher levels of inventory required by growing revenues and to a lesser extent, longer supply chain lead times on certain key components. Our cash and cash equivalents were $2,115.5 million and $440.5 million as of March 31, 2024 and June 30, 2023, respectively. Our cash and cash equivalents in foreign locations were $262.1 million and $192.3 million as of March 31, 2024 and June 30, 2023, respectively.
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
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the filing of this Quarterly Report on Form 10-Q. We continue to evaluate financing options that may be required to support the growth of our business.

On December 5, 2023, we completed a public offering of 2,415,805 shares of the our common stock at $262.00 per share, with 2,315,105 shares sold by us and 100,700 shares sold by selling stockholders.

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

SMCI | Q3 2024 Form 10-Q | 41

On February 16, 2024, our Taiwan subsidiary entered into a new general agreement for omnibus credit lines with CTBC Bank, which increased the aggregate total borrowings from time to time under the various individual credit arrangements with CTBC Bank from $105.0 million to $185.0 million. Our Taiwan subsidiary intends to use borrowings under the increased CTBC credit lines in connection with financing of eligible accounts receivable and accounts payable (vendor invoices).

On February 27, 2024, we issued $1,725.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2029 (the “Convertible Notes”) in a private offering. The Convertible Notes, which are our senior unsecured obligations, will mature on March 1, 2029. They may be repurchased, redeemed, or converted in accordance with their terms before that date. The Convertible Notes do not bear regular interest, and the principal amount of the Convertible Notes will not accrete. The net proceeds from the issuance of the Convertible Notes were $1,553.7 million, net of debt issuance costs of $29.2 million and the related capped call transactions of $142.1 million. The Convertible Notes and capped call transactions are discussed further in Part I, Item 1, Note 7, “Convertible Notes". As of March 31, 2024, none of the conditions permitting the holders of the Convertible Notes to convert their notes early had been met.

On March 22, 2024, we completed a public offering of 2,000,000 shares of our common stock at $875.00 per share. We received net proceeds of approximately $1.73 billion, after deducting underwriting discounts and commissions and offering expenses payable by us.

Our key cash flow metrics were as follows (dollars in millions):

	Nine Months Ended March 31,		Change
	2024	2023
Net cash (used in) provided by operating activities	$(1,844.2)	$672.9	$(2,517.1)
Net cash used in investing activities	$(132.0)	$(28.6)	$(103.4)
Net cash provided by (used in) financing activities	$3,652.8	$(547.3)	$4,200.1
Net increase in cash, cash equivalents and restricted cash	$1,675.0	$94.7	$1,580.3

Operating Activities

Net cash provided by operating activities decreased by $2,517.1 million for the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023. The decrease was primarily due to an increase in net cash required for net working capital of $2,978.8 million to manufacture products in order to meet customer demand and support expected business growth and a $62.2 million decrease in non-cash items. These decreases are partially offset by increase in net income of $409.0 million and stock-based compensation expense of $114.9 million. The key changes in net working capital of $2,978.8 million includes an increase in inventory of $2,652.8 million, and an increase in accounts receivable of $705.2 million offset by an increase in accounts payable of $318.7 million.

Investing Activities

Net cash used in investing activities increased by $103.4 million for the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023 primarily due to an increase in purchases of property, plant and equipment of $82.0 million made in the nine months ended March 31, 2024 and an increase in investments of $21.4 million in the nine months ended March 31, 2024. Increase in property, plant and equipment is primarily related to the acquisition of previously leased real estate in San Jose, California, for $80 million.

Financing Activities

Net cash provided by financing activities increased by $4,200.1 million for the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023. The increase was primarily due to proceeds of $2,314.0 million from our offerings of common stock, net of issuance costs, $1,695.8 million of proceeds from the sale of our Convertible Notes, net of debt issuance costs, an increase of $285.4 million in proceeds from borrowings, net of repayment, and stock repurchases of $146.5 million in the nine months ended March 31, 2023, offset by $142.1 million entering into capped call transactions related to our 2029 Convertible Notes and a higher withholding tax payment for equity compensation related activities of $99.5 million in the nine months ended March 31, 2024.

SMCI | Q3 2024 Form 10-Q | 42

Other Factors Affecting Liquidity and Capital Resources

Refer to Part I, Item 1, Note 6, “Lines of Credit and Term Loans,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on our outstanding bank debt.

Capital Expenditure Requirements

We anticipate our capital expenditures for the remainder of fiscal year 2024 will be in range of $55.0 million to $65.0 million, relating primarily to costs associated with our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades and expansion. During the second quarter of fiscal year 2023, we entered into a letter of understanding to acquire land in Malaysia to expand our manufacturing operations. A definitive agreement to acquire such land, subject to various conditions, was subsequently executed in January 2023. We obtained early access to such land prior to the acquisition, and we anticipate additional capital expenditures for the remainder of fiscal year 2024 of $24.0 million (included in the above range) for such initiative. In addition, in February 2024, we consummated the purchase of real estate comprising approximately 19.72 acres of land and 293,906 square feet of buildings and improvements located in proximity to the Company’s headquarters space in San Jose, California “as is” for an aggregate purchase price of $80.0 million. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

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

SMCI | Q3 2024 Form 10-Q | 43

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit, all of which are held for purposes other than trading. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2024, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.3% to 7.5% at March 31, 2024 and 1.20% to 7.08% at June 30, 2023. Based on the outstanding principal indebtedness of $167.2 million under our credit facilities as of March 31, 2024, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Realized and unrealized foreign exchange gain for the three months ended March 31, 2024 was $6.5 million and realized and unrealized gain for the nine months ended March 31, 2024 was $4.1 million. Realized and unrealized foreign exchange loss for the three months ended March 31, 2023 was $1.2 million and realized and unrealized loss for the nine months ended March 31, 2023 was $0.4 million.

SMCI | Q3 2024 Form 10-Q | 44

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMCI | Q3 2024 Form 10-Q | 45

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal proceedings and indemnifications” in Part I, Item 1, Note 12 “Commitments and Contingencies” of our notes to condensed consolidated financial statements included in this quarterly report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of the proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A “Risk Factors” of our 2023 10-K. There have been no material changes in our risk factors as described in such documents, except as set forth below. The following supplemental risk factors are as a result of the offering of Convertible Note that we completed in February 2024.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.

As of March 31, 2024, we had approximately $3.8 million of consolidated indebtedness, including $1.725 million principal amount of additional indebtedness incurred in February 2024 as a result of our issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

–increasing our vulnerability to adverse economic and industry conditions;
–limiting our ability to obtain additional financing;
–requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes
–limiting our flexibility to plan for, or react to, changes in our business;
–diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and
–placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Notes, and our cash needs may increase in the future. In addition, our existing loan facilities from various banks, in particular our Bank of America credit facilities, contain, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the Convertible Notes or pay cash upon their conversion.

Noteholders may require us to repurchase their Convertible Notes following a fundamental change (as defined in the indenture for such notes) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special and additional interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay any cash amounts due upon conversion.
SMCI | Q3 2024 Form 10-Q | 46

Our failure to repurchase Convertible Notes or pay any cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

Provisions in the indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Notes and the indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The capped call transactions entered into in connection with the issuance of the Convertible Notes may affect our common stock.

In connection with the offering of the Convertible Notes, we entered into privately negotiated capped call transactions with the capped call counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The capped call counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes or following any repurchase of the Convertible Notes by us to the extent we elect to unwind a corresponding portion of the capped call transactions in connection with such repurchase). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

In addition, if any capped call counterparties or their respective affiliates unwind their hedge positions with respect to our common stock, it could adversely affect the value of our common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the capped call counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the capped call transactions, and the capped call transactions may not operate as planned.

The capped call counterparties are, or are affiliates of, financial institutions, and we will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the capped call counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a capped call counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that capped call counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by a capped call counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any capped call counterparty.

In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.

Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

SMCI | Q3 2024 Form 10-Q | 47

Despite the entry into the capped call transactions, the conversion of some or all of the Convertible Notes, to the extent we deliver shares upon conversion, will dilute the ownership interests of existing stockholders. Any sales in the public market of the Convertible Notes or our common stock issuable upon conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three and nine months ended March 31, 2024, we did not repurchase shares of our common stock.

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of our Board approved a new share repurchase program to repurchase shares of our common stock for up to $200 million at prevailing prices in the open market. The share repurchase program was effective until January 31, 2024. We repurchased 1,553,350 shares of common stock for $150 million during the fiscal year ended June 30, 2023 under this program and had $50.0 million of remaining availability at the time the program expired on January 31, 2024.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of the Company’s executive officers or directors entered into trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were terminated or modified by the Company’s executive officers and directors, and no other written trading arrangements not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated by the Company’s executive officers and directors.

SMCI | Q3 2024 Form 10-Q | 48

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
4.1
Indenture, dated February 27, 2024 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 28, 2024)

4.2	Form of Note, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.1)

10.1
General Agreement for Omnibus Credit Lines dated as of February 16, 2024 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 20, 2024)

10.2
Summary of Short-Term Credit Facilities dated as of January 23, 2024 (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 20, 2024)

10.3
Seventh Amendment to Loan and Security Agreement, dated as of February 21, 2024, by and among the Company, as Borrower, the Lenders party thereto and Bank of America, N.A., as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 22, 2024)

10.4
Form of [Base][Additional]Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 28, 2024)

10.5
Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan, as further amended and restated, effective January 22, 2024 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 25, 2024)

10.6
Purchase and Sale Agreement, dated as of January 26, 2024, between Caracol Property Owner LLC and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 1, 2024)

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
SMCI | Q3 2024 Form 10-Q | 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUPER MICRO COMPUTER, INC.

Date:	May 3, 2024	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 3, 2024	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

SMCI | Q3 2024 Form 10-Q | 50